Form 10-Q
period 2007-03-31
DORAL FINANCIAL CORP
filed 2007-06-14
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☑ No ☐
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
Common stock: 107,948,236 outstanding as of June 1, 2007.

DORAL FINANCIAL CORPORATION
INDEX PAGE

EXPLANATORY NOTE
     Doral Financial Corporation (“Doral Financial” or the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 as a result of delays in the preparation of the Company’s audited financial statements for the year ended December 31, 2006.
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
     Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	Doral Financial’s ability to consummate a recapitalization transaction (including obtaining shareholder and regulatory approvals and settlement of Doral Financial’s shareholder litigation) and realize the benefits of such transaction;

•	the impact of Doral Financial’s failure to consummate the recapitalization transaction or the final settlement of the ongoing shareholder litigation against Doral Financial;

•	the ability to consummate the transfer of mortgage servicing rights from the holding company to Doral Bank Puerto Rico;

•	potential adverse developments from ongoing enforcement actions by bank regulatory agencies;

•	risks associated with recent losses and their adverse impact on Doral Financial’s capital position;

•	risks associated with the Company’s contingent obligations regarding recourse arrangements and representations and warranties in connection with its loan sales;

•	risks arising from the downgrade and potential further downgrades in the credit ratings of Doral Financial’s securities;

•	risks associated with the potential impact of fluctuating interest rates on Doral Financial’s net interest margin resulting from the current mismatch in its assets and liabilities;

•	Doral Financial’s ability to attract new clients and retain existing clients;

•	Doral Financial’s ability to retain and attract key employees;

•	Doral Financial’s ability to successfully implement new business strategies;

•	Doral Financial ability to derive sufficient income to realize the benefits of its deferred tax asset;

•	potential adverse developments in the credit quality of Doral Financial’s loan portfolio;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates;

•	risks arising from worsening economic conditions in Puerto Rico;

•	potential adverse developments in connection with the ongoing grand jury investigation by the U.S. Attorney’s Office for the Southern District of New York;

•	risks associated with Doral Financial’s inability to prepare and timely file financial statements;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     Doral Financial does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in Doral Financial’s 2006 Annual Report on Form 10-K.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
Cash and due from banks	$163,795	$227,127

Money market investments:
Money market investments with creditors’ right to repledge	289,978	234,296
Other money market investments	940,406	684,438

Total money market investments	1,230,384	918,734

Securities purchased under agreements to resell	74,400	—

Pledged investment securities that can be repledged:
Securities held for trading, at fair value	94,255	72,218
Securities available for sale, at fair value	1,824,424	2,209,439
Securities held to maturity, at amortized cost (market value of $1,603,273 in 2007; $1,746,760 in 2006)	1,669,035	1,823,661

Total pledged investment securities that can be repledged	3,587,714	4,105,318

Other investment securities:
Securities held for trading, at fair value	163,026	111,587
Securities available for sale, at fair value	204,045	199,247
Securities held to maturity, at amortized cost (market value of $212,027 in 2007; $254,592 in 2006)	217,716	259,276
Federal Home Loan Bank of NY (FHLB) stock, at cost	70,533	70,533

Total other investment securities	655,320	640,643

Total investment securities	4,243,034	4,745,961

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge	431,574	442,161
Other mortgage loans held for sale, at lower of cost or market	1,566,672	1,326,929
Loans receivable, net of allowance for loan and lease losses (2007 - $70,963; 2006 - $67,233)	3,026,911	3,389,937

Total loans	5,025,157	5,159,027

Receivables and mortgage-servicing advances	62,379	58,187
Accrued interest receivable	53,422	64,363
Servicing assets, net	173,343	176,367
Premises and equipment, net	112,763	138,805
Assets to be disposed on sale	22,448	—
Real estate held for sale, net	32,780	33,197
Deferred tax asset	255,277	261,645
Other assets	86,431	73,011

Total assets	$11,535,613	$11,856,424

LIABILITIES
Deposits:
Non-interest-bearing deposits	$312,571	$327,186
Interest-bearing deposits	3,918,689	3,923,574
Securities sold under agreements to repurchase	3,659,730	3,899,365

Advances from FHLB	1,034,500	1,034,500
Loans payable	432,785	444,443
Notes payable	922,962	923,913
Accrued expenses and other liabilities	385,579	400,039

Total liabilities	10,666,816	10,953,020

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2007 and 2006, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,948,236 shares issued and outstanding	107,948	107,948

Additional paid-in capital	166,818	166,495
Legal surplus	23,596	23,596
Retained earnings	94,343	139,051
Accumulated other comprehensive loss, net of income tax benefit of $846 in 2007 and $1,129 in 2006	(97,158)	(106,936)

Total stockholders’ equity	868,797	903,404

Total liabilities and stockholders’ equity	$11,535,613	$11,856,424

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2007	2006
Interest income:
Loans	$89,593	$137,872
Mortgage-backed securities	22,240	51,195
Interest-only strips (“IOs”)	1,494	1,831
Investment securities	27,812	30,101
Other interest-earning assets	16,109	12,440

Total interest income	157,248	233,439

Interest expense:
Deposits	42,788	32,708
Securities sold under agreements to repurchase	39,636	62,229
Advances from FHLB	13,608	10,378
Loans payable	7,628	55,067
Notes payable	15,424	14,441

Total interest expense	119,084	174,823

Net interest income	38,164	58,616

Provision for loan and lease losses	5,989	5,173

Net interest income after provision for loan and lease losses	32,175	53,443

Non-interest income (loss):
Net loss on mortgage loan sales and fees	(537)	(14,693)
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(1,978)	(9,947)
Net (loss) gain on sale of investment securities	(268)	63
Servicing income (net of mark-to-market adjustment for 2007, and net of amortization and impairment/recovery for 2006)	6,000	5,150
Commissions, fees and other income	8,411	9,734

Total non-interest income (loss)	11,628	(9,693)

Non-interest expenses:
Compensation and benefits	25,383	19,591
Taxes, other than payroll and income taxes	2,847	3,308
Advertising	1,362	2,595
Professional services	20,621	17,151
Communication and information systems	4,030	5,227
Occupancy and other office expenses	6,299	7,155
Depreciation and amortization	5,051	5,703
Other	9,625	5,044

Total non-interest expenses	75,218	65,774

Loss before income taxes	(31,415)	(22,024)
Income tax (expense) benefit	(5,894)	39,117

Net (loss) income	$(37,309)	$17,093

Net (loss) income attributable to common shareholders	$(45,634)	$8,768

Net (loss) income per common share:

Basic	$(0.42)	$0.08

Diluted	$(0.42)	$0.08

Dividends per common share	$0.00	$0.08

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2007	2006
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK	107,948	107,930

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	166,495	165,609
Stock-based compensation recognized	323	75

Balance at end of period	166,818	165,684

LEGAL SURPLUS	23,596	23,596

RETAINED EARNINGS:
Balance at beginning of period	139,051	404,885
Net (loss) income	(37,309)	17,093
Cumulative effect of accounting change (adoption of SFAS No. 156)	926	—
Cash dividends declared on common stock	—	(8,634)
Cash dividends declared on preferred stock	(8,325)	(8,325)

Balance at end of period	94,343	405,019

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(106,936)	(125,461)
Other comprehensive income (loss), net of deferred tax	9,778	(61,088)

Balance at end of period	(97,158)	(186,549)

Total stockholders’ equity	$868,797	$1,088,930

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2007	2006
Net (loss) income	$(37,309)	$17,093

Other comprehensive income (loss), before tax:

Unrealized gains (losses) on securities arising during the period	9,782	(63,843)

Amortization of unrealized loss on securities reclassified to held to maturity	11	11

Reclassification of realized losses (gains) included in net income	268	(63)

Other comprehensive income (loss), before tax	10,061	(63,895)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(283)	2,807

Other comprehensive income (loss)	9,778	(61,088)

Comprehensive loss, net of tax	$(27,531)	$(43,995)

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(37,309)	$17,093

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	323	75
Depreciation and amortization	5,051	5,703
Mark-to-market adjustment (2007) and amortization and impairment (2006) of servicing assets	5,725	4,239
Deferred tax expense (benefit)	5,228	(43,404)
Provision for loan and lease losses	5,989	5,173
Amortization of premium and accretion of discount on loans, investment securities and debt	(2,058)	1,838
Unrealized loss on mortgage loans held for sale	1,145	17,313
Net increase on mortgage loans held for sale	(59,478)	(273,546)
Loss (gain) on sale of securities	2,269	(2,954)
Unrealized gain (loss) on trading securities	135	(760)
Decrease on securities held for trading	51,564	67,193
Amortization and net (gain) loss in the fair value of IOs	(2,691)	35,332
Decrease (increase) on derivative instruments	8,873	(11,830)
Decrease (increase) in receivables and mortgage servicing advances	2,326	(6,519)
Decrease in accrued interest receivable	10,941	2,495
Increase (decrease) in other assets	(11,931)	16,883
Decrease in accrued expenses and other liabilities	(19,161)	(31,622)

Total adjustments	4,250	(214,391)

Net cash used in operating activities	(33,059)	(197,298)

Cash flows from investing activities:
Purchases of securities available for sale	—	(46,023)
Principal repayment and sales of securities available for sale	387,752	370,820
Principal repayment and maturities of securities held to maturity	108,353	8,185
Increase in FHLB stock	—	(4,500)
Net decrease (increase) of loans receivable	139,774	(86,866)
Purchases of servicing assets	—	(216)
Purchases of premises and equipment	(1,457)	(2,898)
Proceeds from sales of real estate held for sale	1,605	5,176

Net cash provided by investing activities	636,027	243,678

Cash flows from financing activities:
Decrease in deposits	(19,500)	(13,157)
Decrease in securities sold under agreements to repurchase	(239,635)	(196,584)
Proceeds from advances from FHLB	150,000	100,000
Repayment of advances from FHLB	(150,000)	—
Repayment of secured borrowings	(11,658)	(149,674)
Repayment of notes payable	(1,132)	(75,000)
Payment of consent solicitation to bondholders	—	(1,297)
Dividends paid	(8,325)	(16,959)

Net cash used in financing activities	(280,250)	(352,671)

Net increase (decrease) in cash and cash equivalents	$322,718	$(306,291)
Cash and cash equivalents at beginning of period	1,145,861	1,546,502

Cash and cash equivalents at the end of period	$1,468,579	$1,240,211

Cash and cash equivalents includes:
Cash and due from banks	$163,795	$126,452
Money market investments	1,304,784	1,113,759

	$1,468,579	$1,240,211

Supplemental schedule of non-cash activities:
Loan securitizations	$41,702	$67,849

Reclassification of securities held to maturity to held for trading in connection with the agreement to sell certain assets of Doral Bank NY	$91,656	$—

Reclassification of loans receivable to mortgage loans held for sale in connection with the agreement to sell certain assets of Doral Bank NY	$205,629	$—

Reclassification of premises and equipment to assets to be disposed on sale	$22,448	$—

Loans foreclosed	$8,927	$8,251

Reclassification of mortgage loans held for sale to loans receivable	$—	$876,240

Capitalization of servicing assets	$1,184	$4,249

Supplemental information for cash flows:
Cash used to pay interest	$118,849	$179,229

Cash used to pay income taxes	$2,390	$474

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) has been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

b.	The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company will need significant outside financing during 2007, principally for the payment of its $625 million floating senior notes that mature on July 20, 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated securities class action and shareholder derivative litigation brought against the Company following the announcement of the restatement of its financial statements in 2005. The Company’s ability to continue as a going concern is dependent on its ability to secure the needed outside financing.

On May 17, 2007, Doral Financial announced that, on May 16, 2007, it had entered into a definitive stock purchase agreement with Doral Holdings Delaware, LLC (“Holdings”), providing for the private sale by the Company to Holdings of 968,253,968 newly issued shares for an aggregate purchase price of $610 million of Company common stock, at a price per share of $0.63. Holdings is a newly-formed entity in which Bear Stearns Merchant Banking and other investors, including the Marathon Asset Management, Perry Capital, the D. E. Shaw group, Tennenbaum Capital Partners, Eton Park Capital Management, Goldman Sachs & Co., Canyon Capital Advisors and GE Asset Management, will invest. Holdings will be registered as a bank holding company. Following the closing of the transaction, Holdings will own approximately 90% of the outstanding common stock of the Company, and the Company’s existing common shareholders will own approximately 10%.

As of the date of the agreement, Holdings had obtained equity commitments for approximately $415 million of the $630 million in equity that it intends to raise to fund its $610 million investment in the Company and related expenses. On June 3, 2007, Holdings confirmed to the Company that it had obtained sufficient additional equity commitments from investors to fully fund the transaction.

In addition to customary conditions, the consummation of the transaction is subject to a number of other conditions, including shareholder approval of the transaction and certain related amendments to the Company’s certificate of incorporation, various regulatory approvals and confirmations, final approval by the U.S. District for the Southern District of New York of the previously announced settlement of the consolidated securities class action and shareholder derivative lawsuits pending against the Company, the receipt of final regulatory approvals for the Company to receive, within one day after the closing, at least $150 million from the transfer of Doral’s portfolio of mortgage servicing rights to Doral Bank Puerto Rico

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and from a dividend distribution from Doral Bank FSB following consummation of the previously announced sale of its New York branches, receipt of written confirmation from the Department of the Treasury of Puerto Rico (the “Treasury”) regarding certain matters related to the Company’s agreement with the Treasury related to its deferred tax asset, and the absence of certain material adverse developments with respect to the Company or its business.
If the transaction is consummated on a timely basis, the Company believes that the transaction would satisfy its capital and liquidity needs. Although the Company will use its reasonable best efforts to seek to timely satisfy the conditions to closing, no assurance can be given that the transaction will be completed by July 20, 2007, or at any time. If the transaction or an alternative transaction is not consummated by July 20, 2007, the Company will likely be unable to repay the notes at maturity.

On June 1, 2007, Doral Financial received an alternative proposal from FBOP Corporation (“FBOP”), a privately held Illinois-based bank holding company. A copy of FBOP’s proposal is included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2007. Both the transaction with Holdings and FBOP’s proposal would significantly dilute the interests of our existing shareholders. As permitted by the Company’s existing stock purchase agreement with Holdings, the Company’s Board of Directors has authorized discussions with FBOP and FBOP has commenced diligence, which is a condition to its proposal. Doral Financial’s existing agreement with Holdings remains in full force and effect.

The failure to refinance the senior notes and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition and ability to operate as going concern. This would likely cause the holding company to seek protection under applicable bankruptcy laws, which would likely result in the elimination of all value of the holding company’s common stock. Banking regulators could take actions to protect interests of the depositors of the company’s banking subsidiaries, which actions could have a material adverse effect on the value that the holding company may realize on its investment in Doral Bank PR and other subsidiaries. Until such time as the Company has received this investment or has secured alternative sources of financing, there will be substantial doubt as to its ability to continue as a going concern.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

c.	The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

d.	At March 31, 2007, escrow funds and custodial accounts included approximately $109.1 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $25.4 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $17.5 million and $16.3 million, respectively, as of March 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended
	March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Net (Loss) Income:
Net (loss) income	$(37,309)	$17,093
Convertible preferred stock dividend	(4,097)	(4,097)
Nonconvertible preferred stock dividend	(4,228)	(4,228)

Net (loss) income attributable to common shareholders	$(45,634)	$8,768

Weighted-Average Shares(1):
Basic weighted-average number of common shares outstanding(2)	107,948,236	107,930,236
Incremental shares issuable upon exercise of stock options(3)	—	496,013

Diluted weighted-average number of common shares outstanding	107,948,236	108,426,249

Net (Loss) Income per Common Share:
Basic	$(0.42)	$0.08

Diluted	$(0.42)	$0.08

(1)	For the quarter ended March 31, 2007 and 2006, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock issued in the second half of 2003 that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Excludes unvested shares of restricted stock.

(3)	Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock and unvested restricted stock units using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock and unvested restricted stock units that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of March 31, 2007, there were 1,670,700 outstanding stock options that were excluded from the computation of diluted earnings per common share for the quarter ended March 31, 2007 because the Company reported a net loss for such periods. Also, as of March 31, 2007, were excluded 200,000 restricted stock units from the computation of diluted earnings per common share for the quarter ended March 31, 2007 because the Company reported a net loss for the period. For the quarter ended March 31, 2006, there were 1,375,833 and 2,778 weighted-average antidilutive stock options and unvested restricted stock, respectively, that were excluded from the computation of diluted earnings per common share since their inclusion would have an antidilutive effect.
f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended
	March 31,
(In thousands)	2007	2006
Employee costs, gross	$27,099	$29,452
Deferred costs pursuant to SFAS 91	(1,716)	(9,861)

Employee cost, net	$25,383	$19,591

Other expenses, gross	$10,616	$6,389
Deferred costs pursuant to SFAS 91	(991)	(1,345)

Other expenses, net	$9,625	$5,044

As of March 31, 2007, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $4.4 million ($5.2 million as of December 31, 2006) and $7.8 million ($8.7 million as of December 31, 2006), respectively.

The Company defers the expensing of disbursements that are directly related and incremental to stock and debt issuances. During the quarter ended March 31, 2007, the Company deferred $5.5 million of disbursements related to the recapitalization process disclosed in note “b”. If the proposed transaction is consummated, the disbursed amounts will be deducted from the common equity raise, or will otherwise be expensed.

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

During 2006, the Company decided to reduce the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. Doral Securities’s operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. The Company is currently considering opportunities for this business unit within its community banking strategy. Also, during 2006, the Company decided to consolidate all of its mortgage originations under a single Doral Mortgage brand, thus eliminating the mortgage banking operations of Sana Mortgage, Centro Hipotecario and HF Mortgage Bankers.

The following tables present net interest (loss) income, non-interest income (loss), net (loss) income and identifiable assets for each of the Company’s reportable segments for the periods presented, as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals
(In thousands)	QUARTER ENDED MARCH 31, 2007

Net interest (loss) income	$(4,342)	40,760	—	—	1,746	$38,164
Non-interest income (loss)	$13,578	(2,429)	144	2,560	(2,225)	$11,628
Net (loss) income	$(43,653)	5,171	48	1,184	(59)	$(37,309)
Identifiable assets	$2,370,367	9,417,243	1,574	25,000	(278,571)	$11,535,613

	QUARTER ENDED MARCH 31, 2006

Net interest income	$4,962	52,344	365	—	945	$58,616
Non-interest (loss) income	$(11,358)	740	362	2,707	(2,144)	$(9,693)
Net (loss) income	$(378)	16,082	577	1,393	(581)	$17,093
Identifiable assets	$6,601,263	11,405,998	50,480	17,912	(246,222)	$17,829,431

*	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investment in subsidiaries accounted for at cost.

	Puerto Rico	Mainland US	Eliminations	Totals
(In thousands)	QUARTER ENDED MARCH 31, 2007

Net interest income	$33,100	5,036	28	$38,164
Non-interest income (loss)	$16,982	(5,261)	(93)	$11,628
Net loss	$(35,126)	(2,182)	(1)	$(37,309)
Identifiable assets	$10,978,891	651,633	(94,911)	$11,535,613

	QUARTER ENDED MARCH 31, 2006

Net interest income	$52,741	5,851	24	$58,616
Non-interest (loss) income	$(9,829)	244	(108)	$(9,693)
Net income (loss)	$15,822	1,274	(3)	$17,093
Identifiable assets	$17,263,650	665,010	(99,229)	$17,829,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The breakdown of non-interest income from the mortgage banking and banking segments, for the periods presented, follows:

	Mortgage
	Banking	Banking
	QUARTER ENDED
(In thousands)	MARCH 31, 2007
Net gain (loss) on mortgage loan sales and fees	$2,170	$(2,177)
Investment activities gain (loss)	3,667	(5,999)
Servicing income	7,332	29
Commissions, fees and other income	409	5,718

Total non-interest income (loss)	$13,578	$(2,429)

	QUARTER ENDED
	MARCH 31, 2006
Net loss on mortgage loan sales and fees	$(1,454)	$(12,705)
Investment activities (loss) gain	(16,488)	6,464
Servicing income	6,185	7
Commissions, fees and other income	399	6,974

Total non-interest (loss) income	$(11,358)	$740

For the first quarter of 2007, the net loss on mortgage loan sales and fees for the banking segment is primarily related to the recognition of a lower-of-cost-or-market adjustment of $1.1 million at Doral Bank NY to reflect the expected sale of assets to, and assumption of liabilities by, New York Commercial Bank. The banking segment non-interest loss also includes a loss on investment activities related to a negative mark-to-market adjustment of $4.3 million for securities held by Doral Bank NY, in anticipation of that expected sale and assumption.

h.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of March 31, 2007 and December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD FOR TRADING

	MARCH 31,	DECEMBER 31,
(In thousands)	2007	2006
Mortgage-backed securities:
GNMA exempt	$52,509	$52,969
GNMA taxable	12,613	19,374
CMO certificates	24,427	24,888
FHLMC and FNMA	9,305	9,343
Variable interest-only strips	51,547	48,864
Fixed interest-only strips	1,070	1,062
FHLMC Notes	48,718	—
FHLMC Zero Coupon	38,660	—
Derivatives(1)	18,409	27,282
Other	23	23

Total	$257,281	$183,805

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives totaled $4.9 billion as of March 31, 2007 and $5.1 billion as of December 31, 2006. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of March 31, 2007 and December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2007

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$1,179,908	$206	$31,776	$1,148,338	4.60%

FHLMC and FNMA
Due over ten years	118,421	—	5,401	113,020	4.67%

DEBT SECURITIES
FHLB NOTES
Due over ten years	1,906	—	—	1,906	5.51%

FNMA NOTES
Due within one year	46,011	—	220	45,791	4.60%

U.S. TREASURY
Due from five to ten years	758,820	—	39,406	719,414	3.65%

	$2,105,066	$206	$76,803	$2,028,469	4.27%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2006

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$1,346,927	$17	$36,794	$1,310,150	4.62%

FHLMC and FNMA
Due over ten years	217,638	—	7,331	210,307	4.94%

DEBT SECURITIES
FHLB NOTES
Due over ten years	27,901	—	404	27,497	5.50%

FNMA NOTES
Due from one to five years	46,011	—	300	45,711	4.60%

U.S. TREASURY
Due within a year	100,032	—	376	99,656	1.97%
Due from five to ten years	761,100	—	45,735	715,365	3.65%

	$2,499,609	$17	$90,940	$2,408,686	4.26%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of March 31, 2007 and December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF MARCH 31, 2007

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$533	$7	$—	$540	5.84%
Due over ten years	3,360	127	—	3,487	6.83%

FHLMC and FNMA
Due over ten years	282,389	2,455	943	283,901	6.05%

CMO CERTIFICATES
Due over ten years	7,884	—	691	7,193	5.79%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	100,625	—	1,798	98,827	4.16%
Due from five to ten years	50,000	—	625	49,375	4.13%
Due over ten years	273,594	—	11,151	262,443	5.10%

FHLB ZERO COUPON
Due over ten years	130,703	—	4,365	126,338	6.50%

FHLMC ZERO COUPON
Due over ten years	232,291	—	4,561	227,730	5.83%

FHLMC and FNMA NOTES
Due over ten years	99,989	—	1,970	98,019	5.75%

P.R. HOUSING BANK
Due within a year	5,000	—	—	5,000	6.00%
Due over ten years	7,235	45	25	7,255	5.72%

U.S. TREASURY
Due from five to ten years	201,153	—	10,903	190,250	3.52%
Due over ten years	472,045	805	37,578	435,272	4.32%

OTHER
Due within a year	25	—	—	25	5.30%
Due from one to five years	11,925	—	182	11,743	4.48%
Due over ten years	8,000	27	125	7,902	5.61%

	$1,886,751	$3,466	$74,917	$1,815,300	5.03%

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2006

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$656	$9	$—	$665	5.99%
Due over ten years	3,592	127	—	3,719	6.85%

FHLMC and FNMA
Due over ten years	291,905	2,587	964	293,528	6.05%

CMO CERTIFICATES
Due over ten years	8,209	—	542	7,667	5.79%

DEBT SECURITIES
FHLB NOTES
Due within one year	100,000	—	271	99,729	2.86%
Due from one to five years	100,671	—	2,327	98,344	4.15%
Due from five to ten years	50,000	—	625	49,375	4.13%
Due over ten years	273,594	—	13,555	260,039	5.10%

FHLB ZERO COUPON
Due over ten years	128,602	—	5,221	123,381	6.50%

FHLMC ZERO COUPON
Due over ten years	269,975	—	8,831	261,144	5.85%

FHLMC and FNMA NOTES
Due over ten years	149,989	—	4,357	145,632	5.65%

P.R. HOUSING BANK
Due from one to five years	5,000	11	—	5,011	6.00%
Due over ten years	7,235	—	—	7,235	5.72%

U.S. TREASURY
Due from five to ten years	201,195	—	12,758	188,437	3.52%
Due over ten years	472,364	1,083	36,194	437,253	4.31%

OTHER
Due within a year	25	—	—	25	5.30%
Due from one to five years	11,925	—	206	11,719	4.47%
Due over ten years	8,000	449	—	8,449	5.61%

	$2,082,937	$4,266	$85,851	$2,001,352	4.96%

i.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006.

SECURITIES
AVAILABLE FOR SALE
(As of March 31, 2007)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$483	$16	$1,113,757	$31,760	$1,114,240	$31,776
FHLMC and FNMA	—	—	113,020	5,401	113,020	5,401

Debt Securities
FNMA Notes	—	—	45,791	220	45,791	220
U.S. Treasury	—	—	719,414	39,406	719,414	39,406

	$483	$16	$1,991,982	$76,787	$1,992,465	$76,803

SECURITIES
AVAILABLE FOR SALE
(As of December 31, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$484	$15	$1,309,019	$36,779	$1,309,503	$36,794
FHLMC and FNMA	—	—	210,307	7,331	210,307	7,331

Debt Securities
FNMA Notes	45,711	300	—	—	45,711	300
FHLB Notes	—	—	27,497	404	27,497	404
U.S. Treasury	—	—	815,021	46,111	815,021	46,111

	$46,195	$315	$2,361,844	$90,625	$2,408,039	$90,940

As of March 31, 2007, securities available for sale included a net unrealized loss of $76.6 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $90.9 million. During the first quarter of 2007, declines in interest rates resulted in the decrease of the net unrealized loss position between December 31, 2006 and March 31, 2007.

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of March 31, 2007, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

SECURITIES
HELD TO MATURITY
(As of March 31, 2007)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$—	$—	$39,097	$943	$39,097	$943
CMO Certificates	126	—	7,067	691	7,193	691

Debt Securities
FHLB Notes	49,375	625	361,270	12,949	410,645	13,574
FHLB Zero Coupon	—	—	126,338	4,365	126,338	4,365
FHLMC Zero Coupon	—	—	227,730	4,561	227,730	4,561
FHLMC and FNMA Notes	—	—	98,019	1,970	98,019	1,970
U.S. Treasury	213,344	21,656	350,258	26,825	563,602	48,481
Other	14,825	175	6,743	157	21,568	332

	$277,670	$22,456	$1,216,522	$52,461	$1,494,192	$74,917

SECURITIES
HELD TO MATURITY
(As of December 31, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$—	$—	$40,143	$964	$40,143	$964
CMO Certificates	148	1	7,519	541	7,667	542

Debt Securities
FHLB Notes	49,375	625	458,112	16,153	507,487	16,778
FHLB Zero Coupon	—	—	123,381	5,221	123,381	5,221
FHLMC Zero Coupon	—	—	261,144	8,831	261,144	8,831
FHLMC and FNMA Notes	11,858	391	133,774	3,966	145,632	4,357
U.S. Treasury	214,344	20,866	349,195	28,086	563,539	48,952
Other	4,954	46	6,739	160	11,693	206

	$280,679	$21,929	$1,380,007	$63,922	$1,660,686	$85,851

As of March 31, 2007, securities held to maturity included a net unrealized loss of $71.5 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $81.6 million. During the first quarter of 2007, a decline in interest rates resulted in the reduction of the net unrealized loss position between December 31, 2006 and March 31, 2007.

The securities held by the Company are principally Federal Home Loan Bank notes, mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of March 31, 2007, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

j.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE

(In thousands)	MARCH 31, 2007	DECEMBER 31, 2006
Conventional single family residential loans	$1,459,237	$1,371,088
FHA/VA loans	126,164	115,225
Mortgage loans on residential multifamily	22,389	5,621
Commercial non real estate loans	96,951	—
Consumer loans	953	—
Construction and commercial real estate loans	292,552	277,156

Total mortgage loans held for sale (1)	$1,998,246	$1,769,090

(1)	At March 31, 2007 and December 31, 2006, the mortgage loans held for sale portfolio includes $22.1 million and $23.2 million, respectively, related to interest-only loans.
On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s 11 existing branches in the New York City metropolitan area and certain other assets and will assume certain liabilities. Accordingly, during the first quarter of 2007, Doral Bank NY transferred $205.6 million from the loans receivable portfolio to its mortgage loans held for sale portfolio at the lower of cost or market, and recorded a loss of $1.1 million.
Loans held for sale for which the creditor has the right to repledge the collateral amounted to $431.6 million as of March 31, 2007 and were pledged to secure financing agreements with local financial institutions.
At March 31, 2007 and December 31, 2006, the mortgage loans held for sale portfolio includes $105.0 million and $100.3 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional buy-back option. Payment on these loans is guaranteed by FHA.

k.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET

	MARCH 31, 2007		DECEMBER 31, 2006
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$796,950	25%	$817,352	24%
Residential mortgage loans	1,682,474	54%	1,785,454	52%
Commercial — secured by real estate	413,075	13%	541,891	16%
Consumer — other:
Personal loans	7,049	0%	37,896	1%
Auto loans	349	0%	426	0%
Credit cards	20,024	1%	20,086	0%
Overdrawn checking accounts	883	0%	324	0%
Revolving lines of credit	43,405	2%	28,229	0%
Lease financing receivables	40,901	1%	43,565	1%
Commercial non-real estate	68,360	2%	158,963	5%
Loans on savings deposits	15,596	1%	16,811	0%
Land secured	42,453	1%	42,769	1%

Loans receivable, gross(2)	3,131,519	100%	3,493,766	100%

Less:
Discount on loans transferred	(20,643)		(22,016)
Unearned interest and deferred loan fees, net	(13,002)		(14,580)
Allowance for loan and lease losses	(70,963)		(67,233)

	(104,608)		(103,829)

Loans receivable, net	$3,026,911		$3,389,937

(1)	Includes $667.8 million and $680.6 million of construction loans for residential housing projects as of March 31, 2007 and December 31, 2006, respectively. Also includes $129.2 million and $136.8 million of construction loans for commercial, condominiums and multifamily projects as of March 31, 2007 and December 31, 2006, respectively.

(2)	Includes $40.9 million and $42.6 million of interest-only loans, as of March 31, 2007 and December 31, 2006, respectively.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard ratings are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. As of March 31, 2007, Doral Financial had a specific allowance amounting to $26.3 million, with respect to $251.0 million in outstanding balances of construction and commercial loans, which were impaired.
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
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the periods indicated.

ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$67,233	$35,044
Provision for loan and lease losses	5,989	5,173
Recoveries	62	105
Losses charged to the allowance	(1,921)	(1,005)
Other(1)	(400)	13

Balance at end of period	$70,963	$39,330

(1)	Amount represents the portion of allowance for loans transferred from loans receivable to mortgage loans held for sale, during the first quarter of 2007, in connection with the agreement to sell certain assets of Doral Bank NY.
At March 31, 2007 and December 31, 2006, the Company’s portfolio included $120.4 million and $103.7 million, respectively, of mortgage loans with a loan-to-value over 90% without mortgage insurance.
l.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2007, the outstanding principal balance of the bonds was $49.6 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2007 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

m.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.

Effective January 1, 2007, under SFAS No. 156, Doral Financial elected to apply fair value accounting to its mortgage servicing rights (“MSR”). The Company determines the fair value of its MSRs on the basis of a third party market valuation for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios) stratified by predominant risk characteristics – loan type and coupon. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.

The Company, upon the remeasurement of the MSRs at fair value in accordance with SFAS No. 156 “Accounting for Servicing of Financial Assets”, recorded a cumulative effect adjustment to retained earnings (net of tax) as of the beginning of the fiscal year for the difference between the fair value and the carring amount to bring December 2006 MSR balance to the fair value. The table below reconciles the balance of MSRs as of December 31, 2006 and January 1, 2007.

Balance at December 31, 2006	$176,367
Adjustment upon adoption of SFAS No.156	1,517

Balance at January 1, 2007	$177,884

The change in servicing assets measured using the fair value method for the quarter ended March 31, 2007 was:

QUARTER ENDED
(In thousands)	MARCH 31, 2007
Balance at beginning of period	$177,884
Capitalization of servicing assets	1,184
Change in fair value	(5,725)

Balance at end of period	$173,343

The changes in servicing assets for the quarter ended March 31, 2006 were as follow:

QUARTER ENDED
(In thousands)	MARCH 31, 2006
Balance at beginning of period	$156,812
Capitalization of servicing assets	4,249
Rights purchased	216
Amortization	(6,418)

Balance before valuation allowance at end of period	154,859

Valuation allowance for temporary impairment	(4,057)

Balance at end of period	$150,802

Fair Value at March 31, 2006	$170,530

During 2006, impairment charges were recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance was adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum is not recognized. Other-than-temporary impairment, if any, is recognized as a direct write-down of the servicing asset, and the valuation allowance is applied to reduce the cost basis of the servicing asset.
Prior to its adoption of SFAS No. 156, changes in the Company’s impairment allowance for servicing assets were as follows:

QUARTER ENDED
(In thousands)	MARCH 31, 2006
Balance at beginning of period	$6,236
Recoveries	(2,179)

Balance at end of period	$4,057

At March 31, 2007, and based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets was 6.2 years. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
The following tables show the changes in the Company’s interest-only strips for each of the periods shown:
INTEREST-ONLY STRIPS ACTIVITY

	QUARTER ENDED
	MARCH 31,
(In thousands)	2007	2006
Balance at beginning of period	$49,926	$74,034
Amortization	(1,856)	(8,729)
Gain (loss) on the value of IOs	4,547	(26,603)

Balance at end of period	$52,617	$38,702

At March 31, 2007, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). These models resulted in constant prepayment rates of 14.26% and 12.27% for the Company’s servicing assets and 12.10% and 12.25% for the Company’s IOs, for the first quarters of 2007 and 2006, respectively, and in discount rates of 11.76% and 9.87% for the Company’s servicing assets and 11.62% and 12.99% for the Company’s IOs, for the first quarters of 2007 and 2006, respectively. The difference in trends in prepayment speeds between the MSR and IO portfolios reflects the different “burn-out” (or aging) of the portfolios. Whereas the Company continues to generate new MSRs, which impact the average life of the portfolio, it has not created IOs since 2005. Over time, the difference in “burn-out” between the portfolios leads to differences in the corresponding prepayment speeds. The difference in trends in discount rates between the MSR and IO portfolios largely reflects the state of, and uncertainties surrounding, the U.S. MSR market as of March 31, 2007.
The IO internal valuation model utilized a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to its components; the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. Doral Financial obtains the Z-spread from major investment banking firms. The weighted-averages of the key economic assumptions used by the Company in its external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2007, were as follows:

	Servicing	Interest-
(Dollars in thousands)	Assets	Only Strips
Carrying amount of retained interest	$173,343	$52,617
Weighted-average expected life (in years)	6.2	5.2

Constant prepayment rate (weighted-average annual rate)	14.26%	12.10%
Decrease in fair value due to 10% adverse change	$(4,810)	$(2,266)
Decrease in fair value due to 20% adverse change	$(9,176)	$(4,384)

Residual cash flow discount rate (weighted-average annual rate)	11.76%	11.62%
Decrease in fair value due to 10% adverse change	$(6,252)	$(1,392)
Decrease in fair value due to 20% adverse change	$(12,076)	$(2,718)
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
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of March 31, 2007, all mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

		Weighted-average
(Dollars in thousands)		expected life	Change in fair
Change in interest rates (basis points)	Constant prepayment rate	(Years)	value of IOs	% Change
+200	9.75%	5.9	$(3,649)	(6.9)%
+100	10.58%	5.7	(1,635)	(3.1)%
+50	11.18%	5.5	(609)	(1.2)%
Base	12.10%	5.2	0	0.0%
-50	13.55%	4.8	35	0.1%
-100	15.50%	4.3	(623)	(1.2)%
-200	17.82%	3.8	2,684	5.1%
n.	Stock Option and Other Incentive Plans. Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company, since in 2003 Doral Financial commenced expensing the fair vale of stock options granted to employees using the “modified prospective” method described in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. SFAS 123R requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its forfeitures rates during 2006.

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

During the first quarter of 2007, the Company’s Compensation Committee awarded 170,000 stock options with a weighted average grant date fair value of $0.98 per share. The total amount of stock options awarded for the first quarter of 2007 vests ratably on an annual basis over a four-year period.

Prior to the Omnibus Plan, from April 16, 1997, to April 20, 2004, the Company offered an employee stock option plan (the “Old Plan”). This plan, as amended in 2001, allowed for the granting of up to 6,750,000 purchase options on shares of the Company’s common stock to employees, including officers and directors who are also employees of the Company. All options awarded under the Old Plan were issued at market value at the date of the grants, for terms of ten years and vest ratably on an annual basis over a two-year period from the grant date. During the first quarter of 2007, 1,350 of vested stock options expired following the departure of an employee and at March 31, 2007, only 20,700 stock options remained outstanding under the Old Plan.

Stock-based compensation recognized at March 31, 2007 is as follows:

QUARTER ENDED
(In thousands)	MARCH 31, 2007
Stock-based compensation recognized	$345
Stock-based compensation reversed due to pre-vesting forfeitures	(22)

Stock-based compensation recognized, net	$323

Unrecognized at March 31	$4,112

The activity of stock options during the first quarter of 2007 is set forth below:

	QUARTER ENDED
	MARCH 31, 2007
	Number of	Weighted-Average
	Options	Exercise Price
Beginning of period	1,695,050	$6.45
Options granted	170,000	2.16
Options exercised	—	—
Post-vesting cancellations	(108,350)	12.20
Pre-vesting cancellations forfeited	(86,000)	4.15

End of period	1,670,700	$5.80

Exercisable at period end	98,200	$5.20

A summary of the status of the Company’s nonvested stock options as of March 31, 2007 is presented below:

	Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Non-vested Shares	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2006	1,573,000	$2.72	200,000	$6.93
Granted	170,000	0.98	—	—
Vested	(84,500)	1.47	—	—
Pre-vesting forfeitures	(86,000)	1.38	—	—

Non-vested at March 31, 2007	1,572,500	$2.68	200,000	$6.93

The fair value of the options granted in 2007 was estimated using the Binomial Tree option-pricing model, with the following assumptions:

2007
Weighted-average exercise price	$2.54
Stock option estimated fair value	$0.9897
Expected stock option term (years)	4.08
Expected volatility	42.39%
Expected dividend yield	0%
Risk-free interest rate	4.84%
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
During the first quarter of 2007, no options were exercised.
On April 24, 2007, Doral Financial adopted the Doral Financial Corporation Key Employee Incentive Plan (the “Plan”), which the Company believes is essential to motivate its management and other key employees to commit significant additional time and effort to the implementation and consummation of the Company’s turnaround efforts (the “Turnaround”), and to align the Company’s goals and targets with their own. The Plan covers the period through the completion of the refinancing transaction, which is expected to occur by July 20, 2007. A well-known and respected consulting firm in the area of compensation and benefits was retained to advise the Company and the Compensation Committee on the structure of the Plan and on the establishment of target awards.
The Plan provides for the creation and establishment of incentive pools based on company, team and individual performance in the following initiatives that are critical to the Turnaround: business development and continuity, regulatory compliance, resolution of legal contingencies, capital raising efforts and the timely filing of the Company’s financial reports. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) will determine the Company’s level of achievement in each of these areas and establish monthly bonus pools in each of April, May, June and July under the Plan on the basis of its determinations, taking into account, among other things, the Company’s financial condition.
There are approximately 100 participants in the plan, which include each of the Company’s named executive officers. Target award opportunities were established for participants, taking into account market compensation levels for similarly situated employees in the Company’s peer group and the practices of other companies in turnaround conditions. A participant’s actual award may be greater than or less than his or her suggested target opportunity, subject to the maximum opportunity applicable to that participant of 200% of target and an aggregate cap for all awards of 125% of each pool. The maximum aggregate amount payable under the Plan is $17.0 million.
The Compensation Committee has approved the payments made as of the first day of April, May and June, of the performance pools for the achievement of the key turnaround initiatives up to that point, for an aggregate amount of $13.6 million. Of this aggregate amount, the following amounts are payable to the following officers: $5.6 million to the Chief Executive Officer, $1.4 million to the Chief Financial Officer, $945,000 to the Chief Executive Officer of Doral Bank PR, $486,000 to the Chief Operations Officer and $648,000 to our General Counsel. Approximately, $6.4 million of Doral Financial’s compensation expense for the first quarter of 2007 are related to payments under the Plan and associated benefit costs for the achievement of goals during the first quarter of 2007.
Individual awards will be made from the pools according to each participant’s role, target award and performance of pre-established tasks and objectives with respect to the stated company goals, as determined by such participant’s supervisors and senior executives. The Compensation Committee alone will evaluate the chief executive officer’s performance.

o.	The following table summarizes deposit balances:

	MARCH 31,	DECEMBER 31,
(In thousands)	2007	2006
Certificates of deposit	$2,934,875	$2,947,892
Regular savings	431,242	442,796
NOW accounts	552,572	532,885
Non interest-bearing deposits	312,571	327,187

	$4,231,260	$4,250,760

p.	As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of SFAS No. 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

	March 31,	December 31,
(In thousands)	2007	2006
Non-callable repurchase agreements with maturities less than or equal to 90 days, at various fixed rates averaging 5.37% and 5.40% at March 31, 2007 and December 31, 2006, respectively.	$379,652	$277,687

Non-callable repurchase agreement with maturity less than or equal to 90 days, tied to 3-month LIBOR adjustable quarterly, averaging 5.59% at December 31, 2006.	—	20,000

Non-callable repurchase agreement with maturity of less than or equal to 90 days, tied to 1-month LIBOR adjustable monthly, averaging 8.82% at March 31, 2007.	74,400	—

Non-callable repurchase agreements with maturities ranging from May 2010 to June 2010 (2006 – April 2007 to June 2010), at various fixed rates averaging 4.11% and 4.24% at March 31, 2007 and December 31, 2006, respectively.	750,000	846,000

Non-callable repurchase agreements with maturity of January 2008 (2006 – November 2007 to January 2008), tied to 3-month LIBOR adjustable quarterly, averaging 5.53% at March 31, 2007 and December 31, 2006, respectively.	94,800	194,800

Callable repurchase agreements with maturities ranging from March 2008 to February 2014 at various fixed rates averaging 5.47% and 5.38% at March 31, 2007 and December 31, 2006, respectively, callable at various dates beginning on January 1, 2007.	860,878	960,878

Callable repurchase agreements due on March 22, 2015, at various fixed rates during non-callable period averaging 3.22% at March 31, 2007 and December 31, 2006, callable beginning on March 22, 2008. Beginning on March 22, 2008, the interest converts to an inverse floater (fixed rate minus 3-month LIBOR, subject to a cap).	1,500,000	1,500,000

Callable repurchase agreements with maturity of November 24, 2014, tied to 3-month LIBOR adjustable quarterly, at a rate of 4.62% at December 31, 2006. (1)	—	100,000

	$3,659,730	$3,899,365

(1)	Beginning on the call date of this repurchase agreement the Company will pay interest at a fixed rate of 3.89%.

q.	Advances from the FHLB consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2007	2006
Non-callable advances with maturities ranging from April 2007 to October 2011, at various fixed rates averaging 4.93% and 4.85% at March 31, 2007 and December 31, 2006, respectively.	$467,000	$467,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (5.33% and 5.36% at March 31, 2007 and December 31, 2006, respectively).	100,000	100,000

Callable advances with maturities ranging from July 2009 to November 2012, at various fixed rates averaging 4.58% at March 31, 2007 and December 31, 2006, respectively, callable at various dates beginning on April 1, 2007.	467,500	467,500

	$1,034,500	$1,034,500

At March 31, 2007, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.3 billion to secure the above advances from the FHLB, which generally the counterparty is not permitted to sell or repledge.
r.	At March 31, 2007 and December 31, 2006, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2007	2006
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 6.81% and 6.86% at March 31, 2007 and December 31, 2006, respectively.	$404,287	$415,019

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.42% and 7.77% at March 31, 2007 and December 31, 2006, respectively.	28,498	29,424

	$432,785	$444,443

At March 31, 2007 and December 31, 2006, loans held for sale amounting to $431.6 million and $442.2 million, respectively, were pledged to secure financing agreements with local financial institutions, such loans can be repledged by the counterparty.

s.	Notes payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2007	2006
$625 million floating rate senior notes tied to 3-month LIBOR (6.20% and 5.00% at March 31, 2007 and December 31, 2006, respectively), due on July 20, 2007, paying interest quarterly (1)	$624,894	$624,814

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,200	98,166

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,581	29,564

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,284	39,272

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,406	29,401

Senior term notes at a fixed rate of 8.55% due on August 31, 2007, paying interest semiannually on February 28 and August 31	9,000	9,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.30% to 6.90%, with maturities ranging from June 2007 to December 2029, paying interest monthly	41,995	41,995

Bonds payable at 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Zero coupon senior notes (effective rate of 6.50%), due on April 30, 2007	2,489	2,456

Note payable with a local financial institutions, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly	40,513	41,645

	$922,962	$923,913

(1)	Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007.
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
The Company will need significant outside financing during 2007, principally for the payments of its $625 million floating rate senior notes that mature in July 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated class action and shareholder derivative litigation brought against the Company following the announcement of the restatement of its financial statements in 2005. See note “b” to these interim unaudited financial statements.

t.	Income Taxes
Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the first quarter of 2007, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $1.9 million, compared to a benefit in income taxes of $1.0 million for the same period in 2006.
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
For the first quarter of 2007, Doral Financial recognized an income tax expense of $5.9 million, compared to an income tax benefit of $39.1 million for the comparable 2006 period. The income tax expense for the first quarter of 2007 is partially due to the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the quarter ended March 31, 2007, net operating losses of $43.6 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income and therefore did not result in a tax benefit.
Income tax expense for the first quarter of 2007 also includes an increase in the Company’s valuation allowance for its deferred tax assets of $4.1 million resulting from changes in the projections of taxable income used to evaluate the realization of the tax assets. These projections were revised based on changes in interest rates experienced during the quarter ended March 31, 2007, which were slightly different from those used in the Company’s previous forecast.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. In assessing such projections, Doral Financial assumed that the $625 million senior notes maturing on July 20, 2007 would be refinanced with new debt at market rates (assuming the same spread as that applicable to the senior notes) and that consequently Doral Financial would maintain its current leverage. The projections do not take into account the effects that the proposed recapitalization transaction would have on Doral Financial’s leverage, which would be considered after the consummation of such recapitalization transaction. The effects that the proposed transaction will have on the projection will be considered after the conclusion of the transactions leading to the payment of these $625 million. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize our deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO amortization to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. Negative evidence included our recorded loss for the year ended December 31, 2006, the net operating loss short carry forward period of 7 years and the uncertainties surrounding the Company’s ability to continue as a going concern dependent on the ability to secure the needed outside financing for the payment of the $625 million floating senior notes that mature in July 2007. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated by SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $476.1 million would not be realized. As a result, the Company recorded a valuation allowance. At March 31, 2007, the deferred tax asset, net of its valuation allowance of $220.9 million, amounted to approximately $255.3 million compared to $261.6 million at December 31, 2006.
Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.
The Company adopted FIN 48 effective January 1, 2007. The initial adoption of FIN 48 did not have a material impact on the Corporation’s financial statements. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.
Unrecognized tax benefits as of March 31, 2007 amounted to $13.5 million. The amount of unrecognized tax benefits or liabilities may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.
The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 5 years. The completion of an audit by the local taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2007, the statute of limitations for the years ended December 2003, 2004, 2005 and 2006 remained open.
u.	Guarantees
In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of March 31, 2007, the Company had outstanding $5.0 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.
Certain of the Company’s loan sale activities involve transfers subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. Recourse is generally limited to a period of time (from four to seven years) or to a percentage of the loans sold (from 10% to 15%). As of March 31, 2007, the outstanding principal balance of loans sold subject to full or partial recourse was $1.1 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $916.4 million. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $8.9 million, as of March 31, 2007, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

v.	Commitments and Contingencies
The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At March 31, 2007, commitments to extend credit amounted to approximately $284.5 million and commitments to sell mortgage-backed securities and loans amounted to approximately $301.0 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.
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
As a result of this settlement agreement, Doral Financial established a litigation reserve and recorded a charge during the fourth quarter of 2006 of $95.0 million.
The parties to the settlement agreement will seek final court approval of the settlement before the maturity of the senior notes due July 20, 2007, but no assurance can be given that it will receive final court approval by this date. The U.S. District Court for the Southern District of New York has scheduled for July 16, 2007, the hearing to consider the final approval of the proposed settlement of the pending litigation.
Lawsuits Concerning the Proposed Recapitalization Transaction. On May 21, 2007, a complaint challenging the proposed recapitalization transaction captioned Augenbaum v. Doral Financial Corporation, et al. was filed in the Supreme Court of the State of New York (County of New York). The named plaintiff seeks to maintain the action on behalf of a putative class consisting of all common shareholders of Doral Financial. On June 4, 2007, the named plaintiff filed an amended complaint that includes factual allegations drawn from the form of Doral Financial’s preliminary proxy statement as originally filed on May 24, 2007 and from Doral Financial’s Form 8-K and the exhibits to it filed on June 4, 2007 concerning the proposal made by FBOP Corporation. The defendants in the amended complaint are Holdings, Doral Holdings, L.P., Bear Stearns Merchant Banking, and Bear Stearns & Co., Inc. (collectively called the “Bear Stearns Defendants”), Doral Financial, and each of Doral Financial’s current directors. The amended complaint alleges that the proposed recapitalization transaction unfairly favors the interests of the directors of Doral Financial over the interests of the public common shareholders by using proceeds of the proposed recapitalization transaction to pay the settlement of the securities litigation and shareholder derivative actions described above, that the price to be paid for the shares in the proposed recapitalization transaction is inadequate relative to the closing price on the day before the proposed recapitalization transaction was announced, that the timing of the proposed recapitalization transaction was manipulated to allow the Bear Stearns Defendants to capture unfairly the potential future value in Doral Financial’s equity, that the proposed recapitalization transaction is coercive in threatening bankruptcy if not approved, that Bear Stearns had an alleged conflict of interest because it is an affiliate of BSMB, that the terms of the Stock Purchase Agreement, dated May 16, 2007, improperly constrain Doral Financial from soliciting alternative transactions, that the directors have breached various fiduciary duties, including the duty of candor by failing fairly to value the shares being sold, to consider and promote alternative transactions at a higher price, and to give complete and accurate information about the proposed recapitalization transaction, and that the Bear Stearns Defendants aided and abetted any such breach of fiduciary duties. Plaintiff seeks class action certification, preliminary and permanent injunctions to prevent consummation of the proposed recapitalization transaction, an injunction against payment of the termination fee described in the Stock Purchase Agreement by Doral Financial, and unspecified monetary damages and costs. On June 4, 2007, a separate lawsuit, substantially identical to the one filed by Augenbaum on May 21, 2007, was filed in the Supreme Court of New York by Lawrence D. Paskowitz SEP IRA. The lawyer representing Paskowitz later advised Doral Financial of his intention to dismiss the lawsuit. On June 12, 2007, Judge Owen of the U.S. District Court for the Southern District of New York issued an order directing Augenbaum and Paskowitz to suspend all proceedings in their lawsuits pending his consideration of final approval of the settlement of the consolidated securities class action and shareholder derivative litigation, directing them to dismiss their lawsuits with prejudice in the event such settlement is approved on the terms submitted to him, and prohibiting all Doral Financial shareholders from litigating any claim covered by the proposed settlement, including without limitation any claim arising from or relating to a refinancing transaction.
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
On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm-Leach-Bliley Act. Doral Financial has entered into an agreement with the Federal Reserve to correct certain deficiencies at Doral Bank PR within a 180-day period from receipt of the notice or such longer period as may be permitted by the Federal Reserve. On May 17, 2007, Doral Financial requested a 180-day extension to correct these deficiencies. Doral Financial is taking corrective actions to remain as a financial holding company and does not believe that the loss of financial holding company status would have a direct material adverse effect upon Doral Financial’s consolidated financial position or results of operations.

On October 23, 2006, Doral Bank PR entered into an MOU with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the National Flood Insurance Act (as amended). Additionally, in connection with the deficiencies related to the data reporting requirements of the Home Mortgage Disclosure Act, Doral Bank PR paid $12,000 in civil monetary penalties. Doral Bank PR also paid $125,000 to the FDIC related to the deficiencies in compliance with the National Flood Insurance Act related to deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance.
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
w.	Recent Accounting Pronouncements
Accounting for Certain Hybrid Financial Instruments. On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any period of the fiscal year. The adoption of the provisions of SFAS 155 did not have material impact on the Company’s financial statements.
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
Taxes Collected from Customers and Remitted to Governmental Authorities. In June 2006, the Emerging Issues Tax Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 were effective for the Company as of January 1, 2007. The adoption of EITF 06-03 did not have a material impact on the Company’s consolidated financial statements.
Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument. In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. As of March 31, 2007 the Company does not have any convertible debt instruments.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management will evaluate the impact that this recently issued accounting standard may have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTERNAL CONTROL OVER FINANCIAL REPORTING
     Doral Financial has identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2006, as set forth in greater detail under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2006 Annual Report on Form 10-K. Each of the Company’s material weaknesses identified in the report results in more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected. As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.
     The Company has and continues to develop a plan for remedying all of the identified material weaknesses as of December 31, 2006. As part of this remediation program, the Company is taking steps to add skilled resources to improve controls and increase the reliability of the financial closing process. At present there can be no assurance as to when the Company will remedy all of the material weaknesses in its internal control over financial reporting.
SUBSEQUENT EVENTS
     Following the filing of Doral Financial’s 2006 Annual Report on Form 10-K, a number of events have occurred, including:
     Recapitalization Process
     On May 17, 2007, Doral Financial announced that, on May 16, 2007, it had entered into a definitive stock purchase agreement with Doral Holdings Delaware, LLC (“Holdings”), providing for the private sale by the Company to Holdings of 968,253,968 newly issued shares for an aggregate purchase price of $610 million of Company common stock, at a price per share of $0.63. Holdings is a newly-formed entity in which Bear Stearns Merchant Banking and other investors, including the Marathon Asset Management, Perry Capital, the D. E. Shaw group, Tennenbaum Capital Partners, Eton Park Capital Management, Goldman Sachs & Co., Canyon Capital Advisors and GE Asset Management, will invest. Holdings will be registered as a bank holding company. Following the closing of the transaction, Holdings will own approximately 90% of the outstanding common stock of the Company, and the Company’s existing common shareholders will own approximately 10%.
     As of the date of the agreement, Holdings had obtained equity commitments for approximately $415 million of the $630 million in equity that it intends to raise to fund its $610 million investment in the Company and related expenses. On June 3, 2007, Holding confirmed to the Company that it had obtained sufficient additional equity commitments from investors to fully fund the transaction.
     In addition to customary conditions, the consummation of the transaction is subject to a number of other conditions, including shareholder approval of the transaction and certain related amendments to the Company’s certificate of incorporation, various regulatory approvals and confirmations, final approval by the U.S. District for the Southern District of New York of the previously announced settlement of the consolidated securities class action and shareholder derivative lawsuits pending against the Company, the receipt of final regulatory approvals for the Company to receive, within one day after the closing, at least $150 million from the transfer of Doral’s portfolio of mortgage servicing rights to Doral Bank Puerto Rico and from a dividend distribution from Doral Bank FSB following consummation of the previously announced sale of its New York branches, receipt of written confirmation from the Department of the Treasury of Puerto Rico (the “Treasury”) regarding certain matters related to the Company’s agreement with the Treasury related to its deferred tax asset, and the absence of certain material adverse developments with respect to the Company or its business.
     If the transaction is consummated on a timely basis, the Company believes that the transaction would satisfy its capital and liquidity needs. Although the Company will use its reasonable best efforts to seek to timely satisfy the conditions to closing, no assurance can be given that the transaction will be completed by July 20, 2007, or at any time.
     On June 1, 2007, Doral Financial received an alternative proposal from FBOP Corporation (“FBOP”), a privately held Illinois-based bank holding company. A copy of FBOP’s proposal is included as an exhibit to the

Company’s Current Report on Form 8-K filed with the SEC on June 4, 2007. Both the transaction with Holdings and FBOP’s proposal would significantly dilute the interests of our existing shareholders. As permitted by the Company’s existing stock purchase agreement with Holdings, the Company’s Board of Directors has authorized discussions with FBOP and FBOP has commenced diligence, which is a condition to its proposal. The Company’s Board of Directors will review the terms of the proposal submitted by FBOP in a manner consistent with its obligations under the stock purchase agreement with Holdings and the exercise of the directors’ fiduciary duties. At such time as FBOP has completed its diligence, and the Company’s Board has concluded its analysis of the FBOP proposal, the Company plans to advise its shareholders. The Company’s Board has reached no conclusion as to whether or not FBOP’s proposal constitutes a “superior proposal” under the stock purchase agreement with Holdings, and the stock purchase agreement with Holdings remains in full force and effect.
     In connection with the proposed transaction with Holdings, the Company has filed a preliminary proxy statement with the SEC. Investors and securityholders are urged to read the definitive proxy statement when it becomes available because it will contain important information about the proposed transaction.
OVERVIEW OF RESULTS OF OPERATIONS
     Net loss for the quarter ended March 31, 2007 amounted to $37.3 million, compared to net income of $17.1 million for the comparable 2006 period. Doral Financial’s financial performance for the first quarter of 2007, compared to the first quarter of 2006, was principally impacted by (1) an income tax expense of $5.9 million, compared to a tax benefit of $39.1 million for the first quarter of 2006; (2) lower net interest income as a result of a decrease in net interest margin, coupled with a decrease in the average balance of interest-earning assets; and, (3) increased non-interest expense related principally to charges in respect of the Company’s key employee incentive plan, and professional fees related to the to the Company’s business transformation and recapitalization efforts, as well as continued efforts in the resolution of legacy issues. The reduction in earnings as a result of these factors was partially offset by higher non-interest income.
     The highlights of the Company’s financial results for the quarter ended March 31, 2007 included the following:
•	Net loss for the first quarter of 2007 amounted to $37.3 million, or a diluted loss per share of $0.42, compared to net income of $ 17.1 million, or a diluted earnings per share of $0.08, for the first quarter of 2006.

•	Net interest income for the first quarter of 2007 was $38.2 million, compared to $58.6 million for the same period in 2006. The decrease in net interest income for 2007, compared to 2006, was related to a decrease in the Company’s net interest margin, coupled with a decrease in the average balance of interest earning assets. Net interest margin decreased from 1.46% in the first quarter of 2006 to 1.43% in the first quarter of 2007 (see Tables A and C below for information regarding the Company’s net interest income). Average interest-earning assets decreased from $16.2 billion during the first quarter of 2006 to $10.8 billion for the first quarter of 2007.

•	For the first quarter of 2007, the provision for loan and lease losses was $6.0 million, compared to $5.2 million for the first quarter of 2006. The increase in provision reflects principally an increase in specific reserves related to the allowance for the Company’s commercial loan portfolio, as well as deterioration in delinquency trends, particularly in the construction and commercial portfolios, and declining economic conditions in Puerto Rico.

•	Non-interest income for the first quarter of 2007 was $11.6 million, compared to a non-interest loss of $9.7 million for the same period in 2006. The increase in non-interest income during the first quarter of 2007 compared to the same period in 2006 was primarily driven by a reduced loss on mortgage loan sales and fees, which amounted to approximately $0.5 million during the first quarter of 2007, compared to losses of approximately $14.7 million for the first quarter of 2006. The improvement in non-interest income also reflects lower losses on trading activities. Total loan sales and securitizations for the first quarter of 2007 amounted to $69.0 million, compared to $231.6 million for the first quarter of 2006.

•	Non-interest expense for the first quarter of 2007 was $75.2 compared to $65.8 million for the same period in 2006. The increase in non-interest expense for the quarter was driven by a $3.5 million increase in professional fees, principally associated with the Company’s business transformation and recapitalization efforts, as well as continued efforts in the resolution of ongoing legacy issues. Non-interest expense for the first quarter of 2007 also includes approximately $6.4 million in payments and associated benefit costs related to the Company’s key employee incentive plan and a $2.6 million charge in connection with the settlement of a claim with a local financial institution as part of a sale of mortgage servicing rights to such institution.

•	For the first quarter of 2007, Doral Financial recognized an income tax expense of $5.9 million, compared to an income tax benefit of $39.1 million for the corresponding period in 2006. The income tax expense recorded during the first quarter of 2007 was mainly related to an increase in the valuation allowance over the deferred tax asset.

•	During the first quarter of 2007, the Company had other comprehensive income of approximately $9.8 million related principally to the positive impact of the decrease in long-term interest rates on the value of the Company’s portfolio of available for sale securities. As of March 31, 2007, the Company’s accumulated other comprehensive loss (net of income tax benefit) reached $97.2 million, compared to $106.9 million as of December 31, 2006.

•	Doral Financial’s loan production for the first quarter of 2007 was $268.3 million, compared to $875.7 million for the comparable period in 2006, a decrease of approximately 69%. The decrease in Doral Financial’s loan production is due to a number of factors, including changes in the underwriting standards, economic conditions in Puerto Rico, and competition from other financial institutions. The Company anticipates that, for the foreseeable future, loan production will continue below historical levels as these new underwriting standards are implemented and new product offerings are developed.

•	Total assets as of March 31, 2007 were $11.5 billion, a decrease of 3% compared to $11.9 billion as of December 31, 2006. The decrease in total assets was principally the result of the previously reported sale of $1.7 billion in investment securities during the fourth quarter of 2006, of which $231 million settled during the first quarter of 2007.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of March 31, 2007. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
     Other than for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement 109” (“FIN 48”), and SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), the Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s 2006 Annual Report on Form 10-K. As further described below under “—Income Taxes,” the initial adoption of FIN 48 did not have a material impact on the Doral Financial’s financial statements. For additional information on the valuation of the Company’s mortgage servicing rights and the application of SFAS 156 to the Company’s MSR portfolio, please refer to note “m” to the unaudited interim financial statements included in this Form 10-Q and to the discussion below under “—Non-Interest Expense — Not Servicing Income.
RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
     The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain (loss) on mortgage loan sales and fees; (3) servicing income; (4) trading activities; (5) investment activities; and (6) commissions, fees and other income.

NET INTEREST INCOME
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, Doral Financial maintained a portfolio of fixed-rate investment securities with a carrying value of approximately $4.1 billion as of March 31, 2007. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call rights and the Company is required to re-price or replace this funding with higher cost funding that adversely impacts its interest rate margin. Refer to “— Risk Management” below for additional information on the Company’s exposure to interest rate risk.
     Net interest income for the first quarters of 2007 and 2006 was $38.2 million and $58.6 million, respectively, a decrease of 35%. The decrease in net interest income for the first quarter 2007, compared to the corresponding 2006 period, was due to a continued compression of the Company’s net interest margin, coupled with a reduction in interest-earning assets. Net interest margin decreased from 1.46% in the first quarter of 2006 to 1.43% in the first quarter of 2007.
     The reduction in net interest rate margin during the first quarter of 2007 as compared to the first quarter of 2006 was due primarily to increases in short-term interest rates, at which liabilities re-priced, that outpaced the increase in yield on interest-earning assets. The current mismatch between the Company’s long-term assets and shorter-term liabilities exposes the Company to significant interest rate risk in a rising rate environment because, as these short-term or callable liabilities re-price at higher market rates, the Company’s interest rate margin is compressed. The Company’s interest rate exposure is further complicated by the negative convexity (i.e., the tendency for the average life of the Company’s assets to decrease through prepayment as interest rates decline) inherent in the Company’s portfolio of fixed rate mortgage-backed securities and mortgage loans. The combination of this negative convexity and the current composition of the Company’s liabilities exposes the Company to margin compression risks even in certain declining interest rate environments. The decrease in net interest rate spread between first quarter of 2007 and first quarter of 2006 was caused by the following factors:
•	Increased cost of short-term borrowings. The average cost of deposits increased by 93 basis points between the first quarter of 2006 and the first quarter of 2007, while the average cost of repurchase agreements increased by 12 basis points. The higher cost of deposits reflects the competitive retail banking environment in Puerto Rico and the Company’s increased reliance on brokered CDs as a source of funding. The higher cost of short-term borrowings also is a result of the Federal Reserve tightening monetary policy, raising the federal funds target rate 150 basis points from October 1, 2005 to June 30, 2006, and leaving it flat at 5.25% since July 1, 2006 through the first quarter of 2007.

•	Increased cost of FHLB Advances and notes payable. FHLB Advances tend to have short-term maturities and re-price at market rates. The increase in cost on notes payable reflects the re-pricing of most of the Company’s notes payable, which are floating rate notes indexed to 3-month LIBOR.

•	The yield on the Company’s large portfolio of long-term fixed-rate investment securities and fixed-rate loans, which re-price at a slower rate than the Company’s liabilities. The increase in asset yields was further dampened by an inverted yield curve, which results in slower increases in marginal rates for longer maturity fixed-coupon assets.
     The reduction in average earning assets reflects a decrease in mortgage loans held for sale as a result of the sale during the second quarter of 2006 of approximately $3.1 billion in mortgage loans as part of the restructuring of prior mortgage loan transfers that had been recharacterized as secured borrowings as part of the restatement. The decrease in average earning assets also reflects a decrease in the average balance of mortgage-backed and investment securities due to sales, regular amortization of principal and the return of principal due to prepayment activity. As part of its interest rate risk management efforts, the Company sold $1.7 billion in available-for-sale securities during the fourth quarter of 2006, of which $231 million settled during the first quarter of 2007. The increase in other earnings assets primarily reflects the Company’s decision to increase its short term investment portfolio to ensure adequate liquidity reserves in its Puerto Rico banking subsidiary.
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
TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

	QUARTER ENDED MARCH 31,
	2007			2006
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
(Dollars in thousands)	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,163,015	$89,593	7.04%	$7,987,748	$137,872	7.00%
Mortgage-backed securities	1,738,894	22,240	5.19%	4,079,571	51,195	5.09%
Interest-only strips	52,143	1,494	11.62%	57,165	1,831	12.99%
Investment securities	2,584,714	27,812	4.36%	2,973,732	30,101	4.11%
Other interest-earning assets	1,248,729	16,109	5.23%	1,149,713	12,440	4.39%

Total interest-earning assets/interest income	10,787,495	$157,248	5.91%	16,247,929	$233,439	5.83%

Total non-interest-earning assets	1,230,665			1,807,353

Total assets	$12,018,160			$18,055,282

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,212,343	$42,788	4.12%	$4,156,798	$32,708	3.19%
Repurchase agreements	3,704,961	39,636	4.34%	5,979,612	62,229	4.22%
Advances from the FHLB	1,034,500	13,608	5.33%	1,001,722	10,378	4.20%
Loans payable	439,185	7,628	7.04%	3,972,827	55,067	5.62%
Notes payable	923,507	15,424	6.77%	916,399	14,441	6.39%

Total interest-bearing liabilities/interest expense	10,314,496	$119,084	4.68%	16,027,358	$174,823	4.42%

Total non-interest-bearing liabilities	361,440			423,777

Total liabilities	10,675,936			16,451,135
Stockholders’ equity	1,342,224			1,604,147

Total liabilities and stockholders’ equity	$12,018,160			$18,055,282

Net interest-earning assets	$472,999			$220,571
Net interest income on a non-taxable equivalent basis		$38,164			$58,616

Interest rate spread(3)			1.23%			1.41%
Interest rate margin(4)			1.43%			1.46%
Net interest-earning assets ratio			104.59%			101.38%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $1.4 million and $1.1 million for the first quarter of 2007 and 2006, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

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
TABLE B
NET INTEREST INCOME VARIANCE ANALYSIS

	QUARTER ENDED
	MARCH 31,
	2007 COMPARED TO 2006
	INCREASE (DECREASE) DUE TO:
(In thousands)	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$(48,770)	$491	$(48,279)
Mortgage-backed securities	(29,382)	427	(28,955)
Interest-only strips	(161)	(176)	(337)
Investment securities	(3,949)	1,660	(2,289)
Other interest-earning assets	1,074	2,595	3,669

TOTAL INTEREST INCOME VARIANCE	(81,188)	4,997	(76,191)

INTEREST EXPENSE VARIANCE
Deposits	436	9,644	10,080
Repurchase agreements	(23,705)	1,112	(22,593)
Advances from the FHLB	339	2,891	3,230
Loans payable	(49,021)	1,582	(47,439)
Notes payable	112	871	983

TOTAL INTEREST EXPENSE VARIANCE	(71,839)	16,100	(55,739)

NET INTEREST INCOME VARIANCE	$(9,349)	$(11,103)	$(20,452)

PROVISION FOR LOAN AND LEASE LOSSES
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of March 31, 2007, approximately 94% of the Company’s loan portfolio was collateralized by real property. As a result, a substantial part of the amounts due on defaulted loans have historically been recovered through the sale of the collateral after foreclosure or negotiated settlements with borrowers.
     Doral Financial’s provisions for loan and lease losses for the quarter ended March 31, 2007, was $6.0 million, an increase of $0.8 million, compared to the same period in 2006. The increase in the provision for loan and lease losses during the first quarter of 2007 reflects principally an increase in specific reserves related to the allowance for the Company’s commercial loan portfolio, as well as deterioration in delinquency trends, particularly in the construction and commercial portfolios, and declining economic conditions. As of March 31, 2007, the allowance for loan and lease losses was 2.29% of total loans receivable, compared to 1.94% as of December 31, 2006.

     Refer to the discussions under “—Non-performing assets and allowance for loan and lease losses” and “—Credit Risk” below for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     The Company will continue to monitor the impact of macro-economic conditions in Puerto Rico on its loan portfolio when assessing the adequacy of its provision for loan losses.
NON-INTEREST INCOME
     Non-interest (loss) income consists of net loss on mortgage loan sales and fees, trading activities, net gain on sale of investment securities, net servicing income and commissions, fees, and other income.
     Net Loss on Mortgage Loan Sales and Fees. Net loss from mortgage loan sales and fees was $0.5 million during the first quarter of 2007, compared to a loss of $14.7 million for the same period in 2006. The net loss recorded during the first quarter of 2006 reflected principally charges incurred in connection with the Company’s transfer during such quarter of certain mortgage loans from its held for sale portfolio to its loans receivable portfolio.
     Net loss from mortgage loan sales and fees for the first quarter of 2007 reflected a significant reduction in the volume of loan sales and securitizations (excluding sales related to the restructuring of prior mortgage loan transfers). The reduction in the volume of sales and securitizations was tied to the reduction of the Company’s loan production during the year. Net loss from mortgage loan sales and fees for the first quarter of 2007 includes a lower-of-cost-or-market adjustment of $1.1 million at Doral Bank NY to reflect the expected dale of assets to, and assumption of liabilities by, New York Commercial Bank.
     Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting MSR capitalization.

	QUARTER ENDED	QUARTER ENDED
(In thousands)	MARCH 31, 2007	MARCH 31, 2006
Total loan sales and securitizations	$69,037	$231,571

MSRs capitalized	$1,184	$4,249
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the outstanding principal balance of the serviced loan. As of March 31, 2007, the weighted-average gross servicing fee rate for the entire portfolio was 0.39%. Loan servicing fees, net of guarantee fees, amounted to $9.8 million for the first quarter of 2007, compared to $7.8 million for the corresponding period of 2006. The increase is the result of sales of mortgage loans on a servicing retained basis after the first quarter of 2006.

     Set forth below is a summary of the components of the net servicing income using the fair value method for the quarter ended March 31, 2007:
TABLE C
NET SERVICING INCOME

QUARTER ENDED
MARCH 31,
(In thousands)	2007
Servicing fees (net of guarantee fees)	$9,782
Late charges	2,365
Prepayment penalties	130
Interest loss	(610)
Other servicing fees	58

Servicing income, gross	11,725
Change in fair value of mortgage servicing rights	(5,725)

Total net servicing income	$6,000

     The changes in net servicing income for the quarter ended March 31, 2006 were as follow:
TABLE D
NET SERVICING INCOME

QUARTER ENDED
MARCH 31,
(In thousands)	2006
Servicing fees (net of guarantee fees)	$7,752
Late charges	2,443
Prepayment penalties	519
Interest loss	(1,387)
Other servicing fees	62

Servicing income, gross	9,389
Amortization of servicing assets	(6,418)
Net recovery of servicing assets	2,179

Total net servicing income	$5,150

     Effective January 1, 2007, under SFAS No. 156, Doral Financial elected to apply fair value accounting to its mortgage servicing rights (“MSR”). The Company stratifies and values its MSRs (governmental, conforming and non-conforming portfolios) by predominant risk characteristics – loan type and coupon. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
     The Company, upon the valuation of the MSRs at fair value in accordance with SFAS No. 156, recorded a cumulative effect adjustment to retained earnings (net of tax) as of the beginning of the fiscal year for the difference between the fair value and the carrying amount to bring the MSR balance as of December 31, 2006 to fair value.
     The net servicing income for the first quarter of 2007 includes the changes from December 31, 2006 to March 31, 2007 in the fair value of the MSRs. Changes in the fair value of the MSRs may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) or other changes due to the collection or realization of expected cash flows. Prior to the adoption of

SFAS No. 156, the Company carried MSRs at the lower of cost or market, with amortization of MSRs and changes in the MSRs valuation allowance recognized in net servicing income. As a result of the implementation of SFAS No. 156, for the first quarter of 2007, Doral Financial recognized a loss on change in fair value of $5.7 million, compared to a net recovery in value of $2.2 million for the first quarter of 2006 under the prior methodology.
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
     Set forth below is a summary of the components of gains and losses from trading activities:
TABLE E
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED
	MARCH 31,
(In thousands)	2007	2006
Net realized (losses) gains on sales of securities held for trading	$(2,001)	$2,891
Gains (losses ) on the IO valuation	4,547	(26,603)
Net unrealized (losses) gains on trading securities, excluding IOs	(135)	760
Net realized and unrealized (losses) gains on derivative instruments	(4,389)	13,005

Total	$(1,978)	$(9,947)

     Trading activities for the quarter ended March 31, 2007 resulted in losses of $2.0 million, compared to losses of $9.9 million for the corresponding 2006 period. The reduced trading losses for 2007, compared to 2006, are primarily related to gains on the value of the Company’s IOs of $4.5 million for the first quarter of 2007, compared to losses of $26.6 million during the first quarter of 2006. This increase in the IO valuation was partially offset by net realized and unrealized losses on derivative securities of $4.4 million for the first quarter of 2007, compared to gains of $13.0 million for the first quarter of 2006, and net realized losses on securities held for trading of $2.0 million for the first quarter of 2007 (related principally to a mark-to-market adjustment related to the transfer of securities from the investment to the trading portfolio in connection with the agreement to sell certain assets of Doral Bank NY) compared to gains of $2.9 million for the comparable period in 2006. The gain in the value of the IOs for 2007 was primarily related to a decline in short-term interest rates between December 31, 2006 and March 31, 2007, which had a positive impact on the valuation of the IOs. Losses on derivative instruments for the first quarter of 2007 were driven by a decrease in interest rates during the quarter.
     Net (Loss) Gain on Sale of Investment Securities. Net (loss) gain on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. During the first quarter of 2007, loss on sale of investment securities amounted to $0.3 million (related principally to the impairment of available-for-sale securities in connection with the agreement to sell certain assets of Doral Bank NY), compared to a gain of approximately $63,000 for the first quarter of 2006.
     Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE F
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER
	ENDED MARCH 31,
(In thousands)	2007	2006
Retail banking fees	$5,213	$4,812
Securities brokerage and asset management fees and commissions	143	271
Insurance agency commissions	2,323	2,702
Other income	732	1,949

Total	$8,411	$9,734

     Doral Financial’s banking fees increased during the first quarter of 2007 due to higher debit and credit card fees as well as higher service charges in checking accounts.
     Doral Financial’s insurance agency business is closely integrated with its mortgage origination business, and insurance agency commissions are comprised principally of commissions on dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Financial. The decrease in insurance agency commissions during the quarter ended March 31, 2007 of $0.4 million, or 14%, compared to the same period for 2006, is attributable to the decrease in mortgage loan production experienced by the Company, which more than offset increased fees from sales of insurance products to existing mortgage servicing customers as part of the Company’s cross-selling efforts.
NON-INTEREST EXPENSE
     A summary of non-interest expense for the quarter ended March 31, 2007 and 2006 is provided below.
TABLE G
NON INTEREST EXPENSE

	QUARTER ENDED
	MARCH 31,
(In thousands)	2007	2006
Compensation and employee benefits	$25,383	$19,591
Taxes, other than payroll and income taxes	2,847	3,308
Advertising	1,362	2,595
Professional services – excluding restatement expenses	17,762	6,074
Professional services – restatement related expenses	2,859	11,077
Communication and information systems	4,030	5,227
Occupancy and other office expenses	6,299	7,155
Depreciation and amortization	5,051	5,703
Other	9,625	5,044

Total non-interest expense	$75,218	$65,774

     Total non-interest expense increased by $9.4 million during the first quarter ended March 31, 2007, compared to the corresponding period in 2006. The increase in non-interest expense for the quarter was driven by an increase of $11.7 million in professional fees — excluding restatement expenses, principally associated with the Company’s business transformation and continued efforts related to the resolution of ongoing legacy issues (approximately $6.8 million) and recapitalization efforts (approximately $4.9 million). The increase was partially offset by a decrease of $8.2 million in professional services - restatement-related expenses. The increase in non-interest expense for the first quarter of 2007 also reflects increase in compensation and employee benefits of $6.4 million associated with the Company’s key employee incentive plan and a $2.6 million charge in connection with the settlement of a claim with a local financial institution, as part of a sale of mortgage servicing rights to such institution. These increases were partially offset by slight decreases in advertising, communication and information systems, and occupancy and other office expenses.
     The Company defers the expensing of disbursements that are directly related and incremental to stock and debt issuances. During the quarter ended March 31, 2007, the Company deferred $5.5 million of disbursements related to the recapitalization process disclosed above under "Subsequent Events- Recapitalization Process". If the proposed transaction is consummated the disbursed amounts will be deducted from the common equity raise, or will otherwise be expensed.
INCOME TAXES
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the first quarter of 2007, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $1.9 million, compared to a benefit in income taxes of $1.0 million for the same period in 2006.

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
     For the first quarter of 2007, Doral Financial recognized an income tax expense of $5.9 million, compared to an income tax benefit of $39.1 million for the comparable 2006 period. The income tax expense for the first quarter of 2007 is partially due to the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the quarter ended March 31, 2007, net operating losses of $43.6 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income and therefore did not result in a tax benefit.
     Income tax expense for the first quarter of 2007 also includes an increase in the Company’s valuation allowance for its deferred tax assets of $4.1 million resulting from changes in the projections of taxable income used to evaluate the realization of the tax assets. These projections were revised based on changes in interest rates experienced during the quarter ended March 31, 2007, which were slightly different from those used in the Company’s previous forecast.
     In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. In assessing such projections, Doral Financial assumed that the $625 million senior notes maturing on July 20, 2007 would be refinanced with new debt at market rates (assuming the same spread as that applicable to the senior notes) and that consequently Doral Financial would maintain its current leverage. The projections do not take into account the effects that the proposed recapitalization transaction would have on Doral Financial’s leverage, which would be considered after the consummation of such recapitalization transaction. The effects that the proposed transaction will have on the projection will be considered after the conclusion of the transactions leading to the payment of these $625 million. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize our deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO amortization to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. Negative evidence included our recorded loss for the year ended December 31, 2006, the net operating loss short carry forward period of 7 years and the uncertainties surrounding the Company’s ability to continue as a going concern dependent on the ability to secure the needed outside financing for the payment of the $625 million floating senior notes that mature in July 2007. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

     In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated by SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $476.1 million would not be realized. As a result, the Company recorded a valuation allowance. At March 31, 2007, the deferred tax asset, net of its valuation allowance of $220.9 million, amounted to approximately $255.3 million compared to $261.6 million at December 31, 2006.
     Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.
     The Company adopted FIN 48 effective January 1, 2007. The initial adoption of FIN 48 did not have a material impact on the Corporation’s financial statements. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.
     Unrecognized tax benefits as of March 31, 2007 amounted to $13.5 million. The amount of unrecognized tax benefits or liabilities may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.
     The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 5 years. The completion of an audit by the local taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2007, the statute of limitations for the years ended December 2003, 2004, 2005 and 2006 remained open.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $5.9 million for the quarter ended March 31, 2007, compared to $69.3 million for the quarter ended March 31, 2006. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE H
LOAN PRODUCTION

	QUARTER ENDED
	MARCH 31,
(Dollars in Thousands, Except for
Average Initial Loan Balance)	2007	2006
FHA/VA mortgage loans
Number of loans	380	483
Volume of loans	$37,076	$46,369
Percent of total volume	14%	5%
Average initial loan balance	$97,569	$96,002

Conventional conforming mortgage loans
Number of loans	331	510
Volume of loans	$37,906	$58,861
Percent of total volume	14%	7%
Average initial loan balance	$114,519	$115,414

Conventional non — conforming mortgage loans(1)
Number of loans	425	5,497
Volume of loans	$55,731	$591,385
Percent of total volume	21%	68%
Average initial loan balance	$131,131	$107,583

Other(2)
Number of loans	1,132	1,014
Volume of loans	$137,542	$179,127
Percent of total volume	51%	20%

Total loans
Number of loans	2,268	7,504
Volume of loans	$268,255	$875,742

(1)	Includes $4.5 million and $42.2 million in second mortgages for the quarters ended March 31, 2007 and 2006, respectively.

(2)	Consists of construction loans on residential projects and mortgage loans secured by multi-family and commercial properties, as well as other commercial, land, and consumer loans.

     The decrease in Doral Financial’s loan production is due to a number of factors including changes in underwriting standards, deteriorating economic conditions in Puerto Rico and competition from other financial institutions. Doral Financial decided to make certain adjustments to its underwriting standards designed to achieve uniform, automated and rules-based underwriting standards, as well as to take into consideration the worsening macroeconomic conditions in Puerto Rico. The implementation of these standards contributed to a significant reduction in the Company’s loan originations. The Company, however, believes that these changes allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products.
     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing. For the three months period ended March 31, 2007 and 2006, refinance loans represented approximately 54% and 53%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE I
LOAN ORIGINATION SOURCES

	QUARTER ENDED MARCH 31,
	2007			2006
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	47%	—	47%	72%	—	72%
Wholesale(1)	2%	—	2%	8%	—	8%
New Housing Developments	26%	9%	35%	11%	2%	13%
Other(2)	12%	4%	16%	6%	1%	7%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. The Company did not purchase servicing rights during the first quarter of 2007, as compared to the purchase of servicing rights of approximately $16.4 million in principal amount of mortgage loans during the corresponding period in 2006. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE J
MORTGAGE LOAN SERVICING

	AS OF MARCH 31,
(Dollars in Thousands, Except for Average Size of Loans)	2007	2006
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,145,365	$2,175,165
FHLMC/FNMA	3,965,805	4,174,044
Other conventional mortgage loans(1)(2)	8,902,831	9,535,232

Total servicing portfolio	$15,014,001	$15,884,441

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	166,291	174,924
Weighted- average interest rate	6.58%	6.60%
Weighted- average remaining maturity (months)	251	257
Weighted- average gross servicing fee rate – loans serviced to others	0.3883%	0.3974%
Average servicing portfolio(3)	$15,150,561	$15,806,023
Principal prepayments	$294,623	$437,880
Constant prepayment rate	7%	10%
Average size of loans	$90,288	$90,808
Servicing assets, net	$170,360	$150,802

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.74%	1.29%
90 days or more past due	2.20%	1.51%

Total delinquencies excluding foreclosures	3.94%	2.80%

Foreclosures pending	2.47%	1.96%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$15,287,120	$15,727,604
Add:
Loans funded and purchased(4)	130,712	689,956
Bulk servicing acquired	—	16,376
Less:
Servicing sales	—	12,885
Run-off(5)	403,831	536,610

Ending servicing portfolio	$15,014,001	$15,884,441

(1)	Includes $3.3 billion and $6.2 billion of loans owned by Doral Financial at March 31, 2007 and 2006, respectively, which represented 22%and 39% of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $227.3 million and $270.3 million at March 31, 2007 and 2006, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Includes the average balance of loans owned by Doral Financial of $3.1 billion and $6.0 billion at March 31, 2007 and 2006, respectively.

(4)	Excludes approximately $128.0 million and $185.8 million of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of March 31, 2007 and 2006, respectively.

(5)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At March 31, 2007 and 2006, approximately 1% of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $294.6 million and $437.9 million for the three months ended March 31, 2007 and 2006, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network.
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
Liquidity of the Holding Company
     Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. These sources of liquidity for Doral Financial’s banking subsidiaries have generally not been adversely impacted in material respects by the restatement of the Company’s consolidated financial statements or by the deterioration in the consolidated financial condition of the Company. On the other hand, the holding company’s traditional sources of funding, principally the sale of non-conforming mortgage loans in the local market, repurchase agreements and the issuance of debt or equity instruments in the capital markets, have been significantly disrupted because of the restatement and the deterioration in the consolidated financial condition of the Company. Since the restatement, the holding company has had to rely primarily on loan servicing fees and sales of mortgage loans in the secondary markets to agencies or U.S. financial institutions as its principal sources of liquidity. The holding company also has two short-term repurchase facilities with outstanding balances totaling approximately $86 million. These facilities are secured by whole loans and subordinated mortgage securities and may be terminated upon demand or short notice by the lender. If these facilities are terminated, the holding company’s financial position may be adversely affected. The holding company’s access to the liquidity at its banking subsidiaries is significantly restricted by statutory and regulatory restrictions.
     The holding company’s capital resources and financing costs have been adversely affected by a number of factors associated with the restatement process, including:
•	the downgrades of its credit ratings;

•	its inability to access the capital markets;

•	the decision of a substantial majority of its unsecured creditors not to renew committed credit facilities;

•	the inability to sell non-conforming mortgage loans in the local market, and reliance on sales in the U.S. secondary markets, which have stricter underwriting requirements;

•	legal, accounting and other professional expenses associated with the resolution of legacy issues and business transformation efforts;

•	regulatory consent orders that, as from March 17, 2006, prohibit the Company’s banking subsidiaries from paying dividends to the holding company, without prior regulatory approval; and

•	the settlement of the SEC’s investigation of the Company, which required the payment of a $25 million civil penalty in February 2007.

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
     As a result of the liquidity pressures facing the holding company, FNMA, GNMA and other parties could take steps to terminate their business of contractual relationship with the Company, including the termination of mortgage servicing agreements, which would have a material adverse effect on the holding company’s liquidity and on its ability to generate sufficient cash flow to operate its business. Doral Financial has received a notice from GNMA with respect to the Company’s status as a GNMA-approved mortgage-backed securities issuer. Under the notice, Doral Financial is required to comply with certain conditions, including causing Doral Bank PR to file an application to become an approved GNMA issuer and, following GNMA’s approval of the application, transfer the Company’s GNMA servicing rights to Doral Bank PR. If the Company is unable to comply with these requirements, GNMA may take a range of actions against the Company, including termination of its issuer status, denial of any sales or purchases of GNMA mortgage servicing or seeking a civil monetary penalty. While the Company is in discussions with GNMA to avoid any such action and is and continues to plan to comply with GNMA’s conditions, no assurance can be given that GNMA will not terminate the Company’s status as GNMA-approved mortgage-backed securities issue or suspend its ability to issue GNMA securities. See Item 1A. Risk Factors, “— Risks Relating to the Holding Company’s Deteriorated Financial Condition — Doral Financial’s deteriorated earnings have resulted in a reduction of Doral Financial’s capital position and, together with the pending debt maturity and downgrades to its credit ratings, have adversely affected its operations and the ability to the holding company to access funding,” in Doral Financial’s 2006 Annual Report on Form 10-K.
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
     Since April 2006, Doral Financial has not paid dividends on the Company’s common stock. The holding company has continued to pay dividends on its preferred stock, and the Company continues to pay its debts as they become due.
Recapitalization of the Holding Company
     On May 17, 2007, Doral Financial announced that, on May 16, 2007, it had entered into a definitive stock purchase agreement with Doral Holdings Delaware, LLC (“Holdings”), providing for the private sale by the Company to Holdings of 968,253,968 newly issued shares for an aggregate purchase price of $610 million of Company common stock, at a price per share of $0.63. Holdings is a newly-formed entity in which Bear Stearns

Merchant Banking and other investors, including the Marathon Asset Management, Perry Capital, the D. E. Shaw group, Tennenbaum Capital Partners, Eton Park Capital Management, Goldman Sachs & Co., Canyon Capital Advisors and GE Asset Management, will invest. Holdings will be registered as a bank holding company. Following the closing of the transaction, Holdings will own approximately 90% of the outstanding common stock of the Company, and the Company’s existing common shareholders will own approximately 10%.
     As of the date of the agreement, Holdings had obtained equity commitments for approximately $415 million of the $630 million in equity that it intends to raise to fund its $610 million investment in the Company and related expenses. On June 3, 2007, Holding confirmed to the Company that it had obtained sufficient additional equity commitments from investors to fully fund the transaction.
     In addition to customary conditions, the consummation of the transaction is subject to a number of other conditions, including shareholder approval of the transaction and certain related amendments to the Company’s certificate of incorporation, various regulatory approvals and confirmations, final approval by the U.S. District for the Southern District of New York of the previously announced settlement of the consolidated securities class action and shareholder derivative lawsuits pending against the Company, the receipt of final regulatory approvals for the Company to receive, within one day after the closing, at least $150 million from the transfer of Doral’s portfolio of mortgage servicing rights to Doral Bank Puerto Rico and from a dividend distribution from Doral Bank FSB following consummation of the previously announced sale of its New York branches, receipt of written confirmation from the Department of the Treasury of Puerto Rico (the “Treasury”) regarding certain matters related to the Company’s agreement with the Treasury related to its deferred tax asset, and the absence of certain material adverse developments with respect to the Company or its business.
     If the transaction is consummated on a timely basis, the Company believes that the transaction would satisfy its capital and liquidity needs. Although the Company will use its reasonable best efforts to seek to timely satisfy the conditions to closing, no assurance can be given that the transaction will be completed by July 20, 2007, or at any time. If the transaction or an alternative transaction is not consummated by July 20, 2007, the Company will likely be unable to repay the Notes at maturity. The failure to refinance the senior notes and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition and ability to operate as going concern. See Item 1A. Risk Factors, “— Risks Relating to the Recapitalization Process”, of this Annual Report on Form 10-K.
     On June 1, 2007, Doral Financial received an alternative proposal from FBOP Corporation (“FBOP”), a privately held Illinois-based bank holding company. A copy of FBOP’s proposal is included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2007. Both the transaction with Holdings and FBOP’s proposal would significantly dilute the interests of our existing shareholders. As permitted by the Company’s existing stock purchase agreement with Holdings, the Company’s Board of Directors has authorized discussions with FBOP and FBOP has commenced diligence, which is a condition to its proposal. The Company’s Board of Directors will review the terms of the proposal submitted by FBOP in a manner consistent with its obligations under the stock purchase agreement with Holdings and the exercise of the directors’ fiduciary duties. At such time as FBOP has completed its diligence, and the Company’s Board has concluded its analysis of the FBOP proposal, the Company plans to advise its shareholders. The Company’s Board has reached no conclusion as to whether or not FBOP’s proposal constitutes a “superior proposal” under the stock purchase agreement with Holdings, and the stock purchase agreement with Holdings remains in full force and effect.
     In connection with the proposed transaction with Holdings, the Company has filed a preliminary proxy statement with the SEC. Investors and securityholders are urged to read the definitive proxy statement when it becomes available because it will contain important information about the proposed transaction.
Uses of Cash
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers.

While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. For the quarter ended March 31, 2007, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $38.1 million, compared to $41.3 million for 2006. The decrease during 2007 was mainly related to the previously reported restructuring of various loan transfer transactions with local financial institutions during the second quarter of 2006 and new terms with respect to remittance schedules. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2007 and December 31, 2006, the outstanding principal balance of such delinquent loans was $227.3 million and $242.2 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $16.1 million and $20.2 million, respectively.
     When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics; investors are generally entitled to cause Doral Financial to repurchase such loans. Since the fourth quarter of 2006, Doral Financial has experienced increased demands for repurchase associated with documentation and compliance issues. To the extent this trend continues, it could place increased demands on the Company’s liquidity.
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
     From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of March 31, 2007, Doral Financial’s maximum recourse exposure with FNMA amounted to $785.2 million and FNMA required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business.
Sources of Cash
     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of March 31, 2007 and December 31, 2006:

TABLE K
SOURCES OF BORROWINGS

	AS OF MARCH 31, 2007		AS OF DECEMBER 31, 2006
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
(Dollars in thousands)	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$4,231,260	4.01%	$4,250,760	3.90%
Repurchase Agreements	3,659,730	4.33%	3,899,365	4.25%
Advances from FHLB	1,034,500	4.77%	1,034,500	4.78%
Loans Payable	432,785	6.85%	444,443	6.92%
Notes Payable	922,962	6.23%	923,913	6.57%
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
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, through advances from the FHLB and from other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit. As of March 31, 2007, Doral Financial’s banking subsidiaries held approximately $4.2 billion in deposits at a weighted-average interest rate of 4.01%.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE L
AVERAGE DEPOSIT BALANCE

	QUARTER ENDED		YEAR ENDED
	MARCH 31, 2007		DECEMBER 31, 2006
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(Dollars in thousands)	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,932,300	4.80%	$2,945,920	4.27%
Regular passbook savings	432,308	3.68%	449,732	3.28%
NOW accounts	524,587	3.23%	527,163	2.80%
Non-interest bearing	323,148	—	340,772	—

Total deposits	$4,212,343	4.12%	$4,263,587	3.65%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2007.

TABLE M
CERTIFICATES OF DEPOSIT MATURITIES

(In thousands)	AMOUNT
Certificates of deposit maturing:
Three months or less	$571,767
Over three through six months	526,444
Over six through twelve months	529,051
Over twelve months	762,756

Total	$2,390,018

     As of March 31, 2007 and December 31, 2006, Doral Financial’s retail banking subsidiaries had approximately $2.1 billion and $2.0 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
REGULATORY CAPITAL RATIOS
     As of March 31, 2007, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial and Doral Bank PR are subject to consent orders pursuant to which they have submitted a capital plan in which they have agreed to maintain higher ratios. As a result of the losses incurred in 2006, Doral Financial fell below the capital ratios included in the capital plan. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of March 31, 2007, based on existing Federal Reserve, FDIC and OTS guidelines.
TABLE N
REGULATORY CAPITAL RATIOS

	As of March 31, 2007
	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	13.2%	21.8%	16.3%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	9.6%	20.5%	15.8%
Leverage Ratio(1)	4.7%	7.8%	9.4%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

	As of December 31, 2006
	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	13.7%	21.1%	16.3%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	10.3%	19.8%	15.8%
Leverage Ratio(1)	4.5%	6.8%	10.3%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

As of March 31, 2007, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As a result of the losses incurred during 2007, Doral Financial’s leverage ratio fell below the minimum threshold for the holding company to classify as well-capitalized. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part I, Item 3. Legal Proceedings, in the Company’s 2006 Annual Report on Form 10-K. Pursuant to the requirements of the existing cease and desist orders, the Company submitted a capital plan to the Federal Reserve, pursuant to which the Company and Doral Bank PR have agreed to maintain minimum leverage ratios of 5.5% and 6.0%, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As a result of losses incurred in recent periods, the holding company’s Leverage Ratio decreased below 5.5%. As required by the capital plan, the Company is taking steps to raise additional capital in order to increase the Leverage Ratio to the agreed upon levels. See “—Liquidity and Capital Resources—Recapitalization of the Holding Company” above.
Doral Financial’s Total Capital and Tier 1 Capital regulatory capital ratios as of March 31, 2007 declined, when compared to December 31, 2006, while the Leverage Ratio improved when compared to December 31, 2006. The improvement on the Company’s Leverage Ratio was primarily associated with a decrease in the total average assets. The Company’s total average assets during 2007, which decreased by 14% compared to 2006, was principally attributable to significant decreases in the Company’s loan portfolios, in particular the commercial and residential loan portfolios as a result of the restructuring of certain previous transfer of residential and commercial mortgage loans to local financial institutions, coupled with a decrease in its investment securities portfolio resulting from the sale of approximately $1.7 billion of the Company’s securities available for sales, of which $231 million settled during the first quarter of 2007.
     Doral Securities is subject to regulatory capital requirements imposed by the SEC. At March 31, 2007, Doral Securities was in compliance with its applicable regulatory capital requirement.
ASSETS AND LIABILITIES
     At March 31, 2007, Doral Financial’s total assets were $11.5 billion compared to $11.9 billion at December 31, 2006. The decrease in total assets during the first quarter of 2007 was due primarily to a decrease in the Company’s securities portfolio of $503 million, which resulted principally from the settlement of the sale of $231 million in available-for-sale securities during the first quarter of 2007. This transaction was part of the Company’s efforts to reduce the high level of interest rate risk and volatility inherent in its balance sheet. A reduction in loan balances of $134 million due primarily to principal repayments during the first quarter of 2007 also contributed to the decline in total assets. The decline in securities and loan balances was partially offset by an increase in short term investment of $323 million, reflecting an increase in cash reserves at the banking subsidiaries.
     Total liabilities were $10.7 billion at March 31, 2007, compared to $11.0 billion at December 31, 2006. The decrease in liabilities was largely the result of the unwinding of repurchase agreements following the decrease in securities described above.
OFF-BALANCE SHEET ACTIVITIES
     In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. Recourse is generally limited to a period of time (generally from five to seven years) or up to a specified percentage (generally 10% to 15%) of the principal amount of the loans sold. In addition, certain loans were sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. As of March 31, 2007, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $916.4 million (see Table Q — “Other Commercial Commitments” for a breakdown of recourse obligation by expiration period). Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $8.9 million, as of March 31, 2007, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” As of March 31, 2007, approximately $76.8 million or 7% of the principal amount in loans sold with recourse were 60 days or more past due, of which $55.3 million were 90 days or more past due, compared to $52.1 million 90 days or more past due as of December 31, 2006. Loans past due over 90 days without insurance and with a loan-to-value over 80% amounted to $13.6 million as of March 31, 2007 compared to $10.9 million as of December 31, 2006. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of March 31, 2007.
TABLE O
LOANS SUBJECT TO RECOURSE BY LOAN TYPE

											90 or more
	Loan		Outstanding	Full	6%	7%	10%	4%		Total	Days
(Dollars in thousands)	Count	LTV	Balance	Recourse	Limit	Limit	Limit	Limit	Other	Exposure	Delinquent
FNMA sales	7,227	83	$836,662	$759,617	$12,853	$9,177	$—	$3,530	$—	$785,177	$29,670
Non-conforming loans	7,156	51	243,750	—	—	—	88,847	—	2,572	91,419	24,590
FHLMC sales	1,134	48	39,829	39,829	—	—	—	—	—	39,829	1,087

Total	15,517	75	$1,120,241	$799,446	$12,853	$9,177	$88,847	$3,530	$2,572	$916,425	$55,347

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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At March 31, 2007, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $284.5 million and $5.0 million, respectively, and commitments to sell mortgage-backed securities and loans at fair value amounted to approximately $301.0 million.
     Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
     In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans. If there is a breach of representations and warranties, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. See Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and Repurchased Loans May Harm Doral Financial’s Business and Financial Condition” in the Company’s 2006 Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2007.
TABLE P
CONTRACTUAL OBLIGATIONS

(In thousands)	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,231,260	$3,650,306	$531,444	$45,579	$3,931
Repurchase agreements(2)	3,659,730	2,909,730	—	750,000	—
Advances from the FHLB(2)	1,034,500	934,500	50,000	50,000	—
Loans payable(3)	432,785	57,330	95,090	73,718	206,647
Notes payable	922,962	677,701	1,770	400	243,091
Other liabilities	285,013	283,013	2,000	—	—
Non-cancelable operating leases	65,965	8,014	15,029	11,676	31,246

Total Contractual Cash Obligations	$10,632,215	$8,520,594	$695,333	$931,373	$484,915

(1)	Amounts included in the table above do not include interest.

(2)	Includes $2.4 billion of repurchase agreements with an average rate of 4.04% and $467.5 million in advances from the FHLB-NY with an average rate of 4.58%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from March 2008 to March, 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 11.74% to estimate the repayments.
TABLE Q
OTHER COMMERCIAL COMMITMENTS(1)

(In thousands)	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
OTHER COMMERCIAL	AMOUNT	LESS THAN			AFTER
COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$284,539	$206,610	$61,872	$14,958	$1,099

Commitments to sell mortgage-backed securities and loans	300,979	300,979	—	—	—

Commercial and financial standby letters of credit	4,993	1,106	3,887	—	—

Maximum contractual recourse exposure	916,425	228,787	451,305	—	236,333

Total	$1,506,936	$737,482	$517,064	$14,958	$237,432

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Interest Rate and Market Risk Management
     Interest rate risk includes the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities. Interest rate risk also includes the risk that Doral Financial’s net interest income from its loan and investment portfolio will change in response to changes in interest rates. Doral Financial’s risk management strategies are discussed in Doral Financial’s Annual Report on Form 10-K for the year ended

December 31, 2006 under the Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.
Doral Financial’s Risk Profile
     Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors. Management seeks to modify the risk profile of the balance sheet either organically by using internal balance sheet management or through hedging activities to achieve targeted risk levels.
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
     The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of March 31, 2007 and December 31, 2006.

	Market Value	Net Interest
As of March 31, 2007	of Equity Risk	Income Risk(1)
+ 100 BPS	(27.5)%	3.1%
- 100 BPS	6.7%	(5.5)%

	Market Value of	Net Interest
As of December 31, 2006	Equity Risk	Income Risk(1)
+ 100 BPS	(24.0)%	5.3%
- 100 BPS	7.8%	(7.5%)

(1)	Based on 12-month forward change in net interest income.
     The reduced earnings volatility observed in the sensitivity measures of Net Interest Income Risk as of March 31, 2007, compared to December 31, 2006, relates primarily to changes in market interest rates during the period, as the yield curve steepened, which is more beneficial to the Company’s net interest income sensitivity.
     Market Value of Equity Risk remained stable from December 31, 2006 to March 31, 2007 primarily due to a decline in short-term rates and a slight increase in the longer end of the curve, pivoting at the 15 year tenor, during the quarterly period. During the first quarter of 2007, the Company’s balance sheet remained structurally the same, which combined with a more beneficial interest rate environment, resulted in less volatile interest rate risk measures, in contrast to the same period a year ago, where the increase in interest rates had the effect of a increasing the duration of the Company’s mortgage-related assets. During such period, however, the increase was not offset by a proportional increase in value of the Company’s instruments used for interest rate risk management purposes. In addition, the duration of the Company’s structured borrowings, FHLB advances and repurchase agreements, decreased as a result of call options in favor of the lenders that allow the lender to require Doral Financial to prepay the borrowing at the lender’s option.

     The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of March 31, 2007 and December 31, 2006.

(In thousands)	March 31, 2007		December 31, 2006
	Change in Fair	Change in	Change in Fair	Change in
	Value of	Fair Value of	Value of	Fair Value of
	Available for	Held to	Available for	Held to
Change in interest	Sale Securities	Maturity	Sale Securities	Maturity
rates (basis points)	and FHLB Stock	Securities	and FHLB Stock	Securities
+200	$(193,649)	$(322,925)	$(200,632)	$(329,435)
+100	(94,891)	(148,236)	(97,882)	(152,734)
+50	(46,207)	(70,658)	(47,546)	(73,206)
Base	—	—	—	—
-50	41,994	61,400	43,007	64,452
-100	76,508	114,962	78,189	121,483
-200	128,381	209,678	131,641	219,065
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
     Because of the current composition of Doral Financial’s assets and liabilities, the Company believes that its net interest margin over a 2-year horizon would compress in certain rising or declining interest rate environments, assuming parallel and instantaneous increases or decreases of interest rates. Under certain rising interest rate scenarios, the duration of the Company’s fixed-rate mortgage loans and securities would extend and the Company would be locked into lower-yielding assets for longer periods. At the same time, due to the callable features of the Company’s liabilities, the duration of the Company’s callable liabilities would shorten and the Company would have to refinance its liabilities at higher rates. Under certain declining interest rate scenarios, the duration of the Company’s fixed-rate mortgage loans and securities would shorten as mortgage refinancing increased (this tendency is referred to as negative convexity) and the Company would have to reinvest principal prepayments at lower rates. Conversely, the duration of the Company’s callable liabilities would extend, as lenders would not exercise such options, and the Company would be locked into higher borrowing rates. The Company will examine alternatives to restructure its balance sheet in order to enhance the Company’s future earnings potential and to reduce the high level of interest risk and volatility inherent in its balance sheet.
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
     The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at March 31, 2007. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.

TABLE R
INTEREST RATE SWAPS
(Dollars in thousands)

			INTEREST	INTEREST
NOTIONAL	MATURITY		RATE	RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.375%	4.430%	$2,148

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.373%	4.443%	$2,143

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.353%	3.688%	$779

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.356%	3.655%	$798

$200,000	November, 2009	To protect the spread of the variable IOs	5.360%	3.773%	$5,776

$200,000	November, 2009	To protect the spread of the variable IOs	5.360%	3.975%	$4,834
     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $4.9 billion and $5.1 billion as of March 31, 2007 and December 31, 2006, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives. Doral Financial’s ability to use derivatives in the future, however, could be adversely affected by a number of factors related to the recapitalization effort, including the downgrades and outlook of it credit ratings. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.
     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.

TABLE S
FAIR VALUE RECONCILIATION

Quarter ended
(In thousands)	March 31, 2007
Fair value of contracts outstanding at the beginning of the period	$26,282
Contracts realized or otherwise settled during the period	(511)
Fair value of new contracts entered into during the period	511
Changes in fair values during the period	(8,873)

Fair value of contracts outstanding at the end of the period	$17,409

TABLE T
SOURCES OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of March 31, 2007	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Sources of Fair Value

Prices actively quoted	$1,931	$—	$—	$—	$1,931
Prices provided by other external sources	4,868	10,610	—	—	15,478

	$6,799	$10,610	$—	$—	$17,409

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
TABLE U
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	March 31, 2007
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA	1	$400,000	$7,400	$—	$7,400	2.62
AA-	2	950,000	5,166	—	5,166	0.32
A+	3	1,051,565	3,644	—	3,644	0.21
A	1	1,154	14	—	14	2.63

Subtotal	7	2,402,719	$16,224	$—	$16,224	0.66

Other derivatives		2,500,000

Total Derivatives		$4,902,719

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2006
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	2	$1,428,649	$15,763	$(2,080)	$13,683	1.15
A+	3	1,202,764	3,938	(2,262)	1,676	0.30

Subtotal	5	2,631,413	$19,701	$(4,342)	$15,359	0.76

Other derivatives(4)		2,500,000

Total Derivatives		$5,131,413

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	For the year ended December 31, 2006, the Company recognized a realized gain of $2.5 million and an unrealized loss of $1.0 million from a derivative resulting from certain gain-sharing agreements created in connection with certain mortgage loan sales. The Company has the right to share, on a limited basis, the gains realized by the buyers of such loans within specified time periods from subsequent sales or securitizations.

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
     With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Loan-to-value ratios for residential first mortgage loans, excluding FHA/VA loans, generally do not exceed 80% (100% for certain qualifying home purchase transactions), unless private mortgage insurance is obtained.
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
     In connection with the transformation of Doral Financial’s business strategies, the Company’s current management determined that Doral Financial’s underwriting procedures and controls were not sufficiently robust or effective to enable the Company to readily sell non-conforming loans in the U.S. institutional secondary mortgage market and were not consistent with the Company’s goals of retaining a greater portion of loan production and improving the quality of its loan portfolio. Accordingly, Doral Financial’s current management, with the assistance of outside experts, has implemented a number of changes in the Company’s loan application and underwriting standards and controls. Doral Financial has adopted a number of changes to its underwriting procedures designed to achieve uniform, automated and rules-based underwriting standards, as well as to take into consideration worsening macroeconomic conditions in Puerto Rico. The implementation of these standards contributed to a significant reduction in the Company’s loan originations. The Company believes that these changes will allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products in the future.
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
     During 2006 and the first quarter of 2007, the Puerto Rico economy has slowed down, as a result of, among other things, high levels of oil prices, the upward trend in short-term interest rates and the flattening of the yield curve, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term rates and the reduction in public investment have had an adverse effect on construction activity, which has been a key contributor to economic growth in recent years. Doral Financial will continue to monitor the impact of macro-economic conditions in Puerto Rico on its loan portfolio when assessing the adequacy of its provision for loan and lease losses.
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

     During the quarter ended March 31, 2007, Doral Financial entered into $98.0 million of commitments to disburse construction loans for residential housing projects. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(In thousands)	March 31, 2007	December 31, 2006
Construction loans(1)	$796,950	$817,352

Total undisbursed funds under existing commitments	$222,640	$250,422

Non-performing construction loans	$124,482	$75,868

Net charge offs – Construction loans	$513	$826

Allowance for loan losses – Construction loans	$37,432	$37,829

Non-performing construction loans to total construction loans	15.62%	9.28%
Allowance for loan losses – construction loans to total construction loans	4.70%	4.63%
Net charge-offs to total construction loans	0.06%	0.10%

(1)	Includes $667.8 million and $680.6 million of construction loans for residential housing projects as of March 31, 2007 and December 31, 2006, respectively. Also includes $129.2 million and $136.8 million of construction loans for commercial, condominiums and multi-family projects as of March 31, 2007 and December 31, 2006, respectively.
Non-performing assets and allowance for loan and lease losses
     Non-performing assets consist of loans on a non-accrual basis and other real estate owned. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when the principal and interest income become current and collectibility is reasonable assured. For the quarter ended March 31, 2007, and 2006, Doral Financial would have recognized $3.2 million and $2.6 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
     During the first quarter of 2007, the Company experienced an increase in non-performing commercial and construction loans due to the overall deterioration of economic conditions in Puerto Rico, the slowdown in construction permits issued by the Government of Puerto Rico and an overall deterioration in the housing market. Even though the majority of these loans are collateralized by real estate, such macro-economic factors have contributed to increased delinquencies in both the construction and commercial portfolios.
     The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. As of March 31, 2007, Doral Financial had an allowance amounting to approximately $26.3 million, with respect to $251.0 million in outstanding balances of construction and commercial loans, which were impaired.
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

TABLE V
NON-PERFORMING ASSETS

	AS OF	AS OF
(Dollars in thousands)	MARCH 31, 2007	DECEMBER 31, 2006
Non-accrual loans:

Residential mortgage loans – held for sale (1)	$87,345	$62,466
Residential mortgage loans – held for investment	102,615	110,332

Total non-accrual residential mortgage loans	189,960	172,798

Other lending activities:
Construction loans	124,482	75,848
Commercial real estate loans	61,771	47,162
Commercial real estate loans – held for sale	3,652	3,384
Consumer loans	3,875	2,813
Commercial non-real estate loans	6,575	5,571
Lease financing receivable	1,342	1,075

Total non-accrual other lending activities	201,697	135,873

Total non-performing loans(3)	391,657	308,671

OREO	32,780	33,197

Total NPAs of Doral Financial (consolidated)	424,437	341,868

Total NPAs as a percentage of the loans portfolio, net, and OREO	8.45%	6.63%

Total NPAs of Doral Financial as a percentage of consolidated total assets	3.68%	2.88%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	7.85%	6.02%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing residential mortgage loans) at end of period(2) (4)	32.55%	46.70%

(1)	Does not include approximately $105.0 million and $100.3 million of GNMA defaulted loans (for which the Company has the option to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of March 31, 2007 and December 31, 2006, respectively.

(2)	Refer to non-performing assets allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

(3)	Total non-performing loans exclude $111.0 million and $51.8 million as of March 31, 2007 and December 31, 2006, respectively, on certain construction loans, classified as substandard loans and placed on a non-accrual status, but not more than 90 days in arrears.

(4)	The proportion of the allowance for loan losses allocated to the residential mortgage loans portfolio historically has been lower than in other lending portfolios. A substantial part of the amounts due on delinquent residential mortgage loans has been historically recovered through sale of the property after foreclosure or negotiated settlements with borrowers. For purposes of comparability with the industry, the ratio of allowance for loan and lease losses to total non-performing loans excludes the allowance allocated to residential mortgage loans from the numerator and the total residential mortgage loans portfolio and other non-performing loans held for sale from the denominator.
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
TABLE W
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands)	2007	2006
Allowance for Loan and Lease Losses:
Balance at beginning of period	$67,233	$35,044
Provision (recovery) for loan and lease losses:
Construction loans	116	3,799
Residential mortgage loans	1,143	583
Commercial real estate loans	1,496	(494)
Consumer loans	122	980
Lease financing	327	208
Commercial non-real estate loans	2,689	53
Land secured loans	(304)	44
Other(1)	400	—

Total provision for loan and lease losses	5,989	5,173

Charge — offs:
Construction loans	(513)	—
Residential mortgage loans	—	—
Commercial real estate loans	—	(43)
Consumer loans	(1,279)	(772)
Lease financing	—	—
Commercial non-real estate loans	(129)	(190)
Land secured loans	—	—

Total charge-offs	(1,921)	(1,005)

Recoveries:
Construction loans	—	—
Residential mortgage loans	—	—
Commercial real estate loans	—	—
Consumer loans	54	54
Lease financing	—	—
Commercial non-real estate loans	8	51
Land secured loans	—	—

Total recoveries	62	105

Net charge-offs	(1,859)	(900)

Other	(400)	13

Balance at end of period	$70,963	$39,330

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.29%	1.14%
Provision for loan losses to net charge-offs on an annualized basis	322.16%	567.84%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.06%	0.04%

(1)	Amount represents the portion of allowance for loans transferred from loans receivable to mortgage loans held for sale, during the first quarter of 2007, in connection with the agreement to sell certain assets of Doral Bank NY.

     The increase in provisions between the first quarters of 2007 and 2006 reflects principally an increase in specific reserves related to the allowance for the Company’s commercial loan portfolio, as well as deterioration in delinquency trends, particularly in the construction and commercial portfolios, and declining economic conditions in Puerto Rico.
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
     Doral Financial intends to retain a corporate level Enterprise Risk Officer, who will be responsible for the analysis of non-credit and non-market risks faced by the Company. The Enterprise Risk Officer will coordinate with the Company’s Internal Audit group on risk identification and monitoring throughout Doral Financial. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
Internal Control Over Financial Reporting
     Doral Financial’s management has identified several material weaknesses in Doral Financial’s internal control over financial reporting. For a detailed discussion of the material weaknesses that have been identified by management, please refer to Part II, Item 9A. Controls and Procedures, of the Company’s 2006 Annual Report on Form 10-K.
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
     For information on the current fiscal situation of the Commonwealth of Puerto Rico, please refer to Part I, Item 1. Business, “The Commonwealth of Puerto Rico — Current Fiscal Situation” and Item 1A. Risk Factors, in Part I of the Company’s 2006 Annual Report on Form 10-K.
     In addition, general and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratio of existing loans, thereby reducing credit exposure. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “Risk Management” above for a discussion of the effects of changes of interest rates on Doral Financial’s operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     The Company’s management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2006, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2006 Annual Report on Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses and the Company’s inability to timely file its annual and quarterly reports, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007.
     Doral Financial is engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006. Doral Financial’s remediation efforts are outlined in “— Remediation of Material Weaknesses” under Item 9A, Controls and Procedures, of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 and are specifically designed to address the material weaknesses identified by Doral Financial’s management and to enhance the Company’s overall corporate governance. Doral Financial will disclose any significant further developments arising as a result of its remediation efforts in future filings with the SEC.

     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives
Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2007, as described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company continued to take certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2006. As part of this remediation program, the Company has added skilled resources, including outside consultants, to improve controls and increase the reliability of the financial closing process. Except for these remediation efforts, which continued during the first quarter of 2007, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Doral Financial is subject to various legal proceedings arising as a result of the restatement of the Company’s financial statements for the years 2000 to 2004 and arising as a result of its stock purchase agreement with Holdings dated May 16, 2007. For information on these proceedings, please refer to Note “v” to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
     For a detailed discussion of certain risk factors that could affect Doral Financial’s results for future periods see Item 1A, Risk Factors, in Doral Financial’s 2006 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
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

DORAL FINANCIAL CORPORATION (Registrant)

Date: June 14, 2007	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: June 14, 2007	/s/ Marangal I. Domingo
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