Form 10-Q
period 2007-06-30
DORAL FINANCIAL CORP
filed 2007-08-09
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Common stock: 107,948,236 outstanding as of August 1, 2007.

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE
PART I — FINANCIAL INFORMATION	4
Item 1 — Financial Statements	5
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2007 and December 31, 2006	5
Consolidated Statements of (Loss) Income (Unaudited) – Quarters ended June 30, 2007 and June 30, 2006 and six month periods ended June 30, 2007 and June 30, 2006	5
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six month periods ended June 30, 2007 and June 30, 2006	6
Consolidated Statements of Comprehensive (Loss) Income (Unaudited) – Quarters ended June 30, 2007 and June 30, 2006 and six month periods ended June 30, 2007 and June 30, 2006	7
Consolidated Statements of Cash Flows (Unaudited) – Six month periods ended June 30, 2007 and June 30, 2006	8
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3 —Quantitative and Qualitative Disclosures about Market Risk	81
Item 4 —Controls and Procedures	81
PART II — OTHER INFORMATION	82
Item 1 —Legal Proceedings	82
Item 1A —Risk Factors	82
Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3 —Defaults Upon Senior Securities	82
Item 4 —Submission of Matters to a Vote of Security Holders	82
Item 5 —Other Information	84
Item 6 —Exhibits	84
SIGNATURES	89
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
     Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	potential adverse developments from ongoing enforcement actions by bank regulatory agencies;

•	risks associated with the potential impact of fluctuating interest rates on Doral Financial’s net interest margin resulting from the current mismatch in its assets and liabilities;

•	Doral Financial’s ability to attract new clients and retain existing clients;

•	Doral Financial’s ability to retain and attract key employees;

•	Doral Financial’s ability to successfully implement new business strategies;

•	Doral Financial’s ability to derive sufficient income to realize the benefits of its deferred tax asset;

•	potential in the credit quality of Doral Financial’s loan portfolio;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates;

•	risks arising from worsening economic conditions in Puerto Rico;

•	potential adverse developments in connection with the ongoing grand jury investigation by the U.S. Attorney’s Office for the Southern District of New York;

•	risks associated with Doral Financial’s inability to prepare and timely file financial statements;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     Doral Financial does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in Doral Financial’s 2006 Annual Report on Form 10-K.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
Cash and due from banks	$119,104	$227,127

Money market investments:
Money market investments with creditors’ right to repledge	279,918	234,296
Other money market investments	376,968	684,438

Total money market investments	656,886	918,734

Securities purchased under agreements to resell	64,400	—

Pledged investment securities that can be repledged:
Securities held for trading, at fair value	87,206	72,218
Securities available for sale, at fair value	1,733,607	2,209,439
Securities held to maturity, at amortized cost (market value of $1,087,573 in 2007; $1,746,760 in 2006)	1,152,029	1,823,661

Total pledged investment securities that can be repledged	2,972,842	4,105,318

Other investment securities:
Securities held for trading, at fair value	144,459	111,587
Securities available for sale, at fair value	198,788	199,247
Securities held to maturity, at amortized cost (market value of $634,261 in 2007; $254,592 in 2006)	681,469	259,276
Federal Home Loan Bank of NY (FHLB) stock, at cost	64,439	70,533

Total other investment securities	1,089,155	640,643

Total investment securities	4,061,997	4,745,961

Loans:
Loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge	197,849	442,161
Other loans held for sale, at lower of cost or market	508,500	1,326,929
Loans receivable, net of allowance for loan and lease losses (2007 - $85,875; 2006 - $67,233)	4,328,980	3,389,937

Total loans	5,035,329	5,159,027

Receivables and mortgage-servicing advances	59,566	58,187
Accrued interest receivable	57,547	64,363
Servicing assets, net	164,569	176,367
Premises and equipment, net	109,669	138,805
Assets to be disposed on sale	22,457	—
Real estate held for sale, net	31,284	33,197
Deferred tax asset	243,858	261,645
Other assets	115,126	73,011

Total assets	$10,741,792	$11,856,424

LIABILITIES
Deposits:
Non-interest-bearing deposits	$283,366	$327,186
Interest-bearing deposits	3,613,220	3,923,574
Securities sold under agreements to repurchase	3,330,606	3,899,365
Advances from FHLB	984,500	1,034,500
Loans payable	424,448	444,443
Notes payable	919,073	923,913
Accrued expenses and other liabilities	400,292	400,039

Total liabilities	9,955,505	10,953,020

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2007 and 2006, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,948,236 shares issued and outstanding	107,948	107,948

Additional paid-in capital	167,155	166,495
Legal surplus	23,596	23,596
Retained earnings	46,160	139,051
Accumulated other comprehensive loss, net of income tax benefit of $1,295 in 2007 and $1,129 in 2006	(131,822)	(106,936)

Total stockholders’ equity	786,287	903,404

Total liabilities and stockholders’ equity	$10,741,792	$11,856,424

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Interest income:
Loans	$86,726	$128,695	$176,319	$266,567
Mortgage-backed securities	21,085	48,801	43,325	99,996
Interest-only strips (“IOs”)	1,395	1,494	2,889	3,325
Investment securities	27,074	29,767	54,886	59,868
Other interest-earning assets	16,963	13,919	33,072	26,359

Total interest income	153,243	222,676	310,491	456,115

Interest expense:
Deposits	44,105	37,507	86,893	70,215
Securities sold under agreements to repurchase	38,676	62,983	78,312	125,212
Advances from FHLB	13,036	11,409	26,644	21,787
Loans payable	7,306	40,622	14,934	95,689
Notes payable	15,491	14,712	30,915	29,153

Total interest expense	118,614	167,233	237,698	342,056

Net interest income	34,629	55,443	72,793	114,059

Provision for loan and lease losses	19,322	5,872	25,311	11,045

Net interest income after provision for loan and lease losses	15,307	49,571	47,482	103,014

Non-interest income (loss):
Net gain (loss) on mortgage loan sales and fees	1,521	(26,841)	984	(41,534)
Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	5,891	(7,554)	3,913	(17,501)
Net (loss) gain on sale of investment securities	(74)	—	(342)	63
Servicing income (net of mark-to-market adjustment for 2007, and net of amortization and impairment/recovery for 2006)	9,383	1,413	15,383	6,563
Commissions, fees and other income	8,176	11,512	16,587	21,246

Total non-interest income (loss)	24,897	(21,470)	36,525	(31,163)

Non-interest expenses:
Compensation and benefits	29,587	23,034	54,970	42,625
Taxes, other than payroll and income taxes	3,437	3,264	6,284	6,572
Advertising	2,568	3,226	3,930	5,821
Professional services	18,613	16,227	39,234	33,378
Communication and information systems	4,996	4,328	9,026	9,555
Occupancy and other office expenses	6,451	6,789	12,750	13,944
Depreciation and amortization	4,427	5,925	9,478	11,628
Other	6,540	6,028	16,165	11,072

Total non-interest expenses	76,619	68,821	151,837	134,595

Loss before income taxes	(36,415)	(40,720)	(67,830)	(62,744)
Income tax (expense) benefit	(1,063)	(10,205)	(6,957)	28,912

Net loss	$(37,478)	$(50,925)	$(74,787)	$(33,832)

Net loss attributable to common shareholders	$(45,803)	$(59,250)	$(91,437)	$(50,482)

Net loss per common share:

Basic	$(0.42)	$(0.55)	$(0.85)	$(0.47)

Diluted	$(0.42)	$(0.55)	$(0.85)	$(0.47)

Dividends per common share	$0.00	$0.00	$0.00	$0.08

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTH PERIOD
	ENDED JUNE 30,
	2007	2006
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	107,948	107,930
Shares issued under stock option plan	—	18

	107,948	107,948

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	166,495	165,609
Common shares issued under stock option plan	—	77
Stock-based compensation recognized	660	310

Balance at end of period	167,155	165,996

LEGAL SURPLUS	23,596	23,596

RETAINED EARNINGS:
Balance at beginning of period	139,051	404,885
Net loss	(74,787)	(33,832)
Cumulative effect of accounting change (adoption of SFAS No. 156)	926	—
Cumulative effect of accounting change (adoption of FIN 48)	(2,380)
Cash dividends declared on common stock	—	(8,634)
Cash dividends declared on preferred stock	(16,650)	(16,650)

Balance at end of period	46,160	345,769

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(106,936)	(125,461)
Other comprehensive loss, net of deferred tax	(24,886)	(125,169)

Balance at end of period	(131,822)	(250,630)

Total stockholders’ equity	$786,287	$965,929

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Net loss	$(37,478)	$(50,925)	$(74,787)	$(33,832)

Other comprehensive loss, before tax:

Unrealized losses on securities arising during the period	(35,198)	(67,002)	(25,416)	(130,845)

Amortization of unrealized loss on securities reclassified to held to maturity	11	11	22	22

Reclassification of realized losses (gains) included in net income	74	—	342	(63)

Other comprehensive loss, before tax	(35,113)	(66,991)	(25,052)	(130,886)

Income tax benefit related to items of other comprehensive loss	449	2,910	166	5,717

Other comprehensive loss	(34,664)	(64,081)	(24,886)	(125,169)

Comprehensive loss, net of tax	$(72,142)	$(115,006)	$(99,673)	$(159,001)

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(74,787)	$(33,832)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	660	310
Depreciation and amortization	9,478	11,628
Mark-to-market adjustment (2007) and amortization and impairment (2006) of servicing assets	6,280	13,051
Deferred tax expense (benefit)	5,088	(37,954)
Provision for loan and lease losses	25,311	11,045
Amortization of premium (accretion of discount) on loans, investment securities and debt	(3,888)	2,900
Unrealized loss on loans held for sale	2,008	34,857
Net (increase) decrease on loans held for sale	(158,017)	2,172,584
Loss (gain) on sale of securities	4,675	(3,476)
Unrealized loss on trading securities	3,751	3,439
Decrease on securities held for trading	138,327	200,884
Amortization and net (gain) loss in the fair value of IOs	171	55,667
Decrease (increase) on derivative instruments	8,551	(20,145)
Decrease (increase) in receivables and mortgage servicing advances	5,139	(39,199)
Decrease in accrued interest receivable	6,816	11,553
(Increase) decrease in other assets	(29,486)	14,170
Decrease in accrued expenses and other liabilities	(15,185)	(18,616)

Total adjustments	9,679	2,412,698

Net cash (used in) provided by operating activities	(65,108)	2,378,866

Cash flows from investing activities:
Purchases of securities available for sale	—	(46,023)
Principal repayment and sales of securities available for sale	446,459	537,925
Purchases of securities held to maturity	—	(5,000)
Principal repayment and maturities of securities held to maturity	166,099	24,036
Decrease (increase) in FHLB stock	6,094	(4,718)
Net decrease (increase) of loans receivable	147,928	(186,183)
Proceeds from sale of servicing assets	7,000	—
Purchases of servicing assets	—	(216)
Purchases of premises and equipment	(2,799)	(4,646)
Proceeds from sales of real estate held for sale	3,615	8,489

Net cash provided by investing activities	774,396	323,664

Cash flows from financing activities:
Decrease in deposits	(354,174)	(27,195)
Decrease in securities sold under agreements to repurchase	(568,759)	(504,427)
Proceeds from advances from FHLB	190,000	100,000
Repayment of advances from FHLB	(240,000)	—
Repayment of secured borrowings	(19,995)	(2,645,381)
Repayment of notes payable	(5,181)	(75,375)
Payment of consent solicitation to bondholders	—	(1,297)
Issuance of common stock, net	—	95
Dividends paid	(16,650)	(25,284)

Net cash used in financing activities	(1,014,759)	(3,178,864)

Net decrease in cash and cash equivalents	$(305,471)	$(476,334)
Cash and cash equivalents at beginning of period	1,145,861	1,546,502

Cash and cash equivalents at the end of period	$840,390	$1,070,168

Cash and cash equivalents includes:
Cash and due from banks	$119,104	$211,174
Money market investments	721,286	858,994

	$840,390	$1,070,168

Supplemental schedule of non-cash activities:
Loan securitizations	$111,948	$135,281

Reclassification of securities held to maturity to held for trading in connection with the agreement to sell certain assets of Doral Bank NY	$91,045	$—

Reclassification of loans receivable to loans held for sale in connection with the agreement to sell certain assets of Doral Bank NY	$205,629	$—

Reclassification of premises and equipment to assets to be disposed on sale	$22,457	$—

Loans foreclosed	$8,575	$14,473

Reclassification of mortgage loans held for sale to loans receivable	$1,340,833	$876,240

Capitalization of servicing assets	$2,546	$46,862

Remeasurement of income taxes payable upon adoption of FIN 48	$2,380	$—

Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	$926	$—

Supplemental information for cash flows:
Cash used to pay interest	$237,279	$346,182

Cash used to pay income taxes	$2,587	$1,245

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	On July 19, 2007, Doral Financial Corporation (“Doral Financial”) announced that it had closed the sale of 968,263,968 shares of its common stock, $0.01 par value per share, to Doral Holdings Delaware, LLC (“Doral Holdings”), a newly formed entity in which Bear Stearns Merchant Banking and other investors, including funds managed by Marathon Asset Management, Perry Capital, the D. E. Shaw group and Tennenbaum Capital Partners, invested. The shares were sold for an aggregate purchase price of $610 million, or $0.63 per share. Following the closing of the transaction, Doral Holdings owns approximately 90% of the outstanding common shares the Company.

This transaction and certain other transactions described in note “W” below resulted in the significant recapitalization of Doral Financial and provided Doral Financial with the funds needed to repay its $625 million floating rate senior notes due July 20, 2007, to settle certain pending litigation related to the restatement and to pay transaction expenses.

On July 20, 2007, Doral Financial announced that it had paid in full its $625 million floating rate senior notes due July 20, 2007.
b.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial, Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) has been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.
The results of operations for the quarter and six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
c.	At June 30, 2007, escrow funds and custodial accounts included approximately $111.8 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $24.3 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $17.5 million and $17.0 million, respectively, as of June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
d.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Net Loss:
Net loss	$(37,478)	$(50,925)	$(74,787)	$(33,832)
Convertible preferred stock dividend	(4,097)	(4,097)	(8,194)	(8,194)
Nonconvertible preferred stock dividend	(4,228)	(4,228)	(8,456)	(8,456)

Net loss attributable to common shareholders	$(45,803)	$(59,250)	$(91,437)	$(50,482)

Weighted-Average Shares(1):
Basic weighted-average number of common shares outstanding(2)	107,948,236	107,937,752	107,948,236	107,934,015
Incremental shares issuable upon exercise of stock options(3)	—	—	—	—

Diluted weighted-average number of common shares outstanding	107,948,236	107,937,752	107,948,236	107,934,015

Net Loss per Common Share:
Basic	$(0.42)	$(0.55)	$(0.85)	$(0.47)

Diluted	$(0.42)	$(0.55)	$(0.85)	$(0.47)

(1)	For the quarters and six month periods ended June 30, 2007 and 2006, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock issued in the second half of 2003 that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Excludes unvested shares of restricted stock.

(3)	Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock and unvested restricted stock units using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock and unvested restricted stock units that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of June 30, 2007, there were 1,636,200 outstanding stock options that were excluded from the computation of diluted earnings per common share for the quarter and six month period ended June 30, 2007 because the Company reported a net loss for such periods. Also, for the quarter and six month period ended June 30, 2007 there were excluded 200,000 restricted stock units from the computation of diluted earnings per common share because the Company reported a net loss for both periods. For the quarter and six month period ended June 30, 2006, there were 50,000 shares of restricted stock and 200,000 restricted stock units that were excluded from the computation of diluted earnings per common share because the Company reported a net loss for both periods.
e.	Employee costs and other expenses are shown in the Consolidated Statements of (Loss) Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Employee costs, gross	$31,306	$30,659	$58,405	$60,111
Deferred costs pursuant to SFAS 91	(1,719)	(7,625)	(3,435)	(17,486)

Employee cost, net	$29,587	$23,034	$54,970	$42,625

Other expenses, gross	$6,884	$6,908	$17,500	$13,297
Deferred costs pursuant to SFAS 91	(344)	(880)	(1,335)	(2,225)

Other expenses, net	$6,540	$6,028	$16,165	$11,072

As of June 30, 2007, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $144,000 ($5.2 million as of December 31, 2006) and $11.3 million ($8.7 million as of December 31, 2006), respectively.

Decreases in deferred costs are mainly due to decreases in direct loan production expenditures during the quarter and six month period ended June 30, 2007, as compared to the corresponding 2006 periods. Amounts are further reduced by lower level of success loan production ratios.

The Company defers the expensing of disbursements that are directly related and incremental to stock and debt issuance. For the six month period ended June 30, 2007, the Company deferred $17.4 million of disbursements related to the recapitalization process disclosed below under “Subsequent Events – Recapitalization Process”. These disbursements will be accounted for as a reduction of the proceeds of issuance at the time of the consummation of the transaction.

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

The following tables present net interest income (loss), non-interest income (loss), net (loss) income and identifiable assets for each of the Company’s reportable segments for the periods presented, as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Mortgage		Institutional	Insurance	Intersegment
(In thousands)	Banking	Banking	Securities	Agency	Eliminations*	Totals
	QUARTER ENDED JUNE 30, 2007
Net interest (loss) income	$(5,965)	39,714	—	—	880	$34,629
Non-interest income (loss)	$14,029	9,920	144	2,552	(1,748)	$24,897
Net (loss) income	$(45,528)	7,340	55	1,108	(453)	$(37,478)
Identifiable assets	$2,301,557	8,674,032	2,473	23,890	(260,160)	$10,741,792

	QUARTER ENDED JUNE 30, 2006
Net interest income	$2,754	51,332	222	—	1,135	$55,443
Non-interest (loss) income	$(22,793)	1,574	(969)	2,058	(1,340)	$(21,470)
Net (loss) income	$(69,108)	17,736	(954)	1,022	379	$(50,925)
Identifiable assets	$2,982,746	11,256,028	18,011	19,623	(330,443)	$13,945,965

	Mortgage		Institutional	Insurance	Intersegment
(In thousands)	Banking	Banking	Securities	Agency	Eliminations*	Totals
	SIX MONTH PERIOD ENDED JUNE 30, 2007
Net interest (loss) income	$(10,307)	80,474	—	—	2,626	$72,793
Non-interest income (loss)	$27,607	7,491	288	5,112	(3,973)	$36,525
Net (loss) income	$(89,181)	12,511	103	2,292	(512)	$(74,787)
Identifiable assets	$2,301,557	8,674,032	2,473	23,890	(260,160)	$10,741,792

	SIX MONTH PERIOD ENDED JUNE 30, 2006

Net interest income	$7,716	103,676	587	—	2,080	$114,059
Non-interest (loss) income	$(34,151)	2,314	(607)	4,765	(3,484)	$(31,163)
Net (loss) income	$(69,486)	33,818	(377)	2,415	(202)	$(33,832)
Identifiable assets	$2,982,746	11,256,028	18,011	19,623	(330,443)	$13,945,965

*	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investment in subsidiaries accounted for at cost.

(In thousands)	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED JUNE 30, 2007

Net interest income	$29,894	4,701	34	$34,629
Non-interest income (loss)	$28,349	(3,349)	(103)	$24,897
Net (loss) income	$(36,118)	(1,364)	4	$(37,478)
Identifiable assets	$10,204,592	623,164	(85,964)	$10,741,792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED JUNE 30, 2006

Net interest income	$49,473	5,940	30	$55,443
Non-interest (loss) income	$(21,683)	315	(102)	$(21,470)
Net (loss) income	$(52,132)	1,205	2	$(50,925)
Identifiable assets	$13,283,345	714,195	(51,575)	$13,945,965

(In thousands)	Puerto Rico	Mainland US	Eliminations	Totals
	SIX MONTH PERIOD ENDED JUNE 30, 2007
Net interest income	$62,994	9,737	62	$72,793
Non-interest income (loss)	$45,331	(8,610)	(196)	$36,525
Net (loss) income	$(71,244)	(3,546)	3	$(74,787)
Identifiable assets	$10,204,592	623,164	(85,964)	$10,741,792

	SIX MONTH PERIOD ENDED JUNE 30, 2006
Net interest income	$102,214	11,791	54	$114,059
Non-interest (loss) income	$(31,512)	559	(210)	$(31,163)
Net (loss) income	$(36,310)	2,479	(1)	$(33,832)
Identifiable assets	$13,283,345	714,195	(51,575)	$13,945,965

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The breakdown of non-interest income (loss) from the mortgage banking and banking segments, for the periods presented, follows:

	Mortgage
(In thousands)	Banking	Banking
	QUARTER ENDED
	JUNE 30, 2007
Net gain (loss) on mortgage loan sales and fees	$2,823	$(1,317)
Investment activities gain	93	5,725
Servicing income	10,698	27
Commissions, fees and other income	415	5,485

Total non-interest income	$14,029	$9,920

	QUARTER ENDED
	JUNE 30, 2006
Net loss on mortgage loan sales and fees	$(17,787)	$(9,042)
Investment activities (loss) gain	(11,311)	4,687
Servicing income	2,604	42
Commissions, fees and other income	3,701	5,887

Total non-interest (loss) income	$(22,793)	$1,574

	Mortgage
(In thousands)	Banking	Banking
	SIX MONTH PERIOD ENDED
	JUNE 30, 2007
Net gain (loss) on mortgage loan sales and fees	$4,993	$(3,494)
Investment activities gain (loss)	3,760	(274)
Servicing income	18,030	56
Commissions, fees and other income	824	11,203

Total non-interest income	$27,607	$7,491

	SIX MONTH PERIOD ENDED
	JUNE 30, 2006
Net loss on mortgage loan sales and fees	$(19,241)	$(21,747)
Investment activities (loss) gain	(27,799)	11,151
Servicing income	8,789	49
Commissions, fees and other income	4,100	12,861

Total non-interest (loss) income	$(34,151)	$2,314

For the six month period ended June 30, 2007, the net loss on mortgage loan sales and fees for the banking segment is primarily related to the recognition of a lower-of-cost-or-market adjustment of $2.0 million at Doral Bank NY as a result of the transfer of loans from the loans receivable portfolio to the loans held for sale portfolio in connection with the sale of Doral Bank NY’s branch network. The banking segment non-interest income also includes a loss on investment activities related to a negative mark-to-market adjustment of $7.1 million for securities held by Doral Bank NY that were classified as trading securities in anticipation of their sale as part of the sale of Doral Bank NY’s branch network.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
g.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of June 30, 2007 and December 31, 2006.

SECURITIES HELD FOR TRADING	JUNE 30,	DECEMBER 31,
(In thousands)	2007	2006
Mortgage-backed securities:
GNMA exempt	$35,972	$52,969
GNMA taxable	11,971	19,374
CMO certificates	21,175	24,888
FHLMC and FNMA	8,855	9,343
Variable interest-only strips	48,719	48,864
Fixed interest-only strips	1,036	1,062
FHLMC Notes	47,755	—
FHLMC Zero Coupon	37,428	—
Derivatives(1)	18,731	27,282
Other	23	23

Total	$231,665	$183,805

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives totaled $2.2 billion as of June 30, 2007 and $5.1 billion as of December 31, 2006. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s 11 existing branches in the New York City metropolitan area and certain other assets and will assume certain liabilities. Accordingly, during the first quarter of 2007, Doral Bank NY transferred some securities from the held to maturity portfolio to its held for trading portfolio and recognized a negative mark-to-market adjustment against earnings. As of June 30, 2007, the held for trading portfolio includes approximately $85.2 million in FHLMC Notes and FHLMC Zero Coupon Notes transferred as a result of their proposal sale of Doral Bank NY’s branch network.

2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of June 30, 2007 and December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2007
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$1,124,314	$343	$52,148	$1,072,509	4.60%

FHLMC and FNMA
Due over ten years	114,145	—	8,359	105,786	4.67%

DEBT SECURITIES
FHLB NOTES
Due over ten years	1,975	—	—	1,975	5.51%

FNMA NOTES
Due within one year	46,005	—	187	45,818	4.60%

U.S. TREASURY
Due from five to ten years	758,362	—	52,055	706,307	3.65%

	$2,044,801	$343	$112,749	$1,932,395	4.26%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2006
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$1,346,927	$17	$36,794	$1,310,150	4.62%

FHLMC and FNMA
Due over ten years	217,638	—	7,331	210,307	4.94%

DEBT SECURITIES
FHLB NOTES
Due over ten years	27,901	—	404	27,497	5.50%

FNMA NOTES
Due from one to five years	46,011	—	300	45,711	4.60%

U.S. TREASURY
Due within one year	100,032	—	376	99,656	1.97%
Due from five to ten years	761,100	—	45,735	715,365	3.65%

	$2,499,609	$17	$90,940	$2,408,686	4.26%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of June 30, 2007 and December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF JUNE 30, 2007
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$493	$5	$—	$498	5.85%
Due over ten years	3,278	110	—	3,388	6.83%

FHLMC and FNMA
Due over ten years	274,507	—	6,057	268,450	6.05%

CMO CERTIFICATES
Due over ten years	7,547	—	682	6,865	5.80%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	100,596	—	2,612	97,984	4.16%
Due over ten years	273,593	—	16,697	256,896	5.10%

FHLB ZERO COUPON
Due over ten years	132,838	—	7,816	125,022	6.50%

FHLMC ZERO COUPON
Due over ten years	235,701	—	8,254	227,447	5.83%

FHLMC and FNMA NOTES
Due over ten years	99,990	—	3,386	96,604	5.75%

P.R. HOUSING BANK
Due within one year	5,000	2	—	5,002	6.00%
Due over ten years	7,235	66	25	7,276	5.72%

U.S. TREASURY
Due from five to ten years	201,111	—	14,111	187,000	3.52%
Due over ten years	471,659	94	52,315	419,438	4.32%

OTHER
Due within one year	25	—	—	25	5.30%
Due from one to five years	11,925	—	141	11,784	4.47%
Due over ten years	8,000	270	115	8,155	5.61%

	$1,833,498	$547	$112,211	$1,721,834	5.06%

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2006
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$656	$9	$—	$665	5.99%
Due over ten years	3,592	127	—	3,719	6.85%

FHLMC and FNMA
Due over ten years	291,905	2,587	964	293,528	6.05%

CMO CERTIFICATES
Due over ten years	8,209	—	542	7,667	5.79%

DEBT SECURITIES
FHLB NOTES
Due within one year	100,000	—	271	99,729	2.86%
Due from one to five years	100,671	—	2,327	98,344	4.15%
Due from five to ten years	50,000	—	625	49,375	4.13%
Due over ten years	273,594	—	13,555	260,039	5.10%

FHLB ZERO COUPON
Due over ten years	128,602	—	5,221	123,381	6.50%

FHLMC ZERO COUPON
Due over ten years	269,975	—	8,831	261,144	5.85%

FHLMC and FNMA NOTES
Due over ten years	149,989	—	4,357	145,632	5.65%

P.R. HOUSING BANK
Due from one to five years	5,000	11	—	5,011	6.00%
Due over ten years	7,235	—	—	7,235	5.72%

U.S. TREASURY
Due from five to ten years	201,195	—	12,758	188,437	3.52%
Due over ten years	472,364	1,083	36,194	437,253	4.31%

OTHER
Due within a year	25	—	—	25	5.30%
Due from one to five years	11,925	—	206	11,719	4.47%
Due over ten years	8,000	449	—	8,449	5.61%

	$2,082,937	$4,266	$85,851	$2,001,352	4.96%

h.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006.

SECURITIES
AVAILABLE FOR SALE
(As of June 30, 2007)	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$—	$—	$1,012,403	$52,148	$1,012,403	$52,148
FHLMC and FNMA	—	—	105,786	8,359	105,786	8,359

Debt Securities
FNMA Notes	—	—	45,818	187	45,818	187
U.S. Treasury	—	—	706,306	52,055	706,307	52,055

	$—	$—	$1,870,314	$112,749	$1,870,314	$112,749

SECURITIES
AVAILABLE FOR SALE
(As of December 31, 2006)	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$484	$15	$1,309,019	$36,779	$1,309,503	$36,794
FHLMC and FNMA	—	—	210,307	7,331	210,307	7,331

Debt Securities
FNMA Notes	45,711	300	—	—	45,711	300
FHLB Notes	—	—	27,497	404	27,497	404
U.S. Treasury	—	—	815,021	46,111	815,021	46,111

	$46,195	$315	$2,361,844	$90,625	$2,408,039	$90,940

As of June 30, 2007, securities available for sale included a net unrealized loss of $112.4 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $90.9 million. For the six month period ended 2007, increases in interest rates resulted in the increase of the net unrealized loss position between December 31, 2006 and June 30, 2007.
The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of June 30, 2007, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

SECURITIES
HELD TO MATURITY
(As of June 30, 2007)	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$231,618	$4,083	$36,832	$1,974	$268,450	$6,057
CMO Certificates	111	1	6,754	681	6,865	682

Debt Securities
FHLB Notes	—	—	354,880	19,309	354,880	19,309
FHLB Zero Coupon	—	—	125,022	7,816	125,022	7,816
FHLMC Zero Coupon	—	—	227,447	8,254	227,447	8,254
FHLMC and FNMA Notes	—	—	96,604	3,386	96,604	3,386
U.S. Treasury	54,665	1,497	546,734	64,929	601,399	66,426
Other	12,820	180	6,799	101	19,619	281

	$299,214	$5,761	$1,401,072	$106,450	$1,700,286	$112,211

SECURITIES
HELD TO MATURITY
(As of December 31, 2006)	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$—	$—	$40,143	$964	$40,143	$964
CMO Certificates	148	1	7,519	541	7,667	542

Debt Securities
FHLB Notes	49,375	625	458,112	16,153	507,487	16,778
FHLB Zero Coupon	—	—	123,381	5,221	123,381	5,221
FHLMC Zero Coupon	—	—	261,144	8,831	261,144	8,831
FHLMC and FNMA Notes	11,858	391	133,774	3,966	145,632	4,357
U.S. Treasury	214,344	20,866	349,195	28,086	563,539	48,952
Other	4,954	46	6,739	160	11,693	206

	$280,679	$21,929	$1,380,007	$63,922	$1,660,686	$85,851

As of June 30, 2007, securities held to maturity included a net unrealized loss of $111.7 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $81.6 million. For the six month period ended of 2007, an increase in interest rates resulted in the increase of the net unrealized loss position between December 31, 2006 and June 30, 2007.

The securities held by the Company are principally Federal Home Loan Bank notes, mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of June 30, 2007, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

LOANS HELD FOR SALE
(In thousands)	JUNE 30, 2007	DECEMBER 31, 2006
Conventional single family residential loans	$291,587	$1,371,088
FHA/VA loans	144,281	115,225
Mortgage loans on residential multifamily	18,138	5,621
Commercial non real estate loans	102,016	—
Consumer loans	2,084	—
Construction and commercial real estate loans	148,243	277,156

Total loans held for sale (1)	$706,349	$1,769,090

(1)	At June 30, 2007 and December 31, 2006, the loans held for sale portfolio includes $1.9 million and $23.2 million, respectively, related to interest-only loans.
During the second quarter of 2007, the Company performed a review of its mortgage loans held for sale portfolio. As a result of this review, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale and transferred $1.3 billion of mortgage loans from the held for sale portfolio to its loan receivable portfolio. As a result of this transfer, the Company recognized an allowance for loan losses of $8.8 million against current operations.
On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s 11 existing branches in the New York City metropolitan area and certain other assets and will assume certain liabilities. Accordingly, during the first quarter of 2007, Doral Bank NY transferred some loans from the loans receivable portfolio to its mortgage loans held for sale portfolio at the lower of cost or market, and recorded a loss. As of June 30, 2007, the loans transferred from the loans receivable portfolio to its loans held for sale amounted to $209.1 million, and the loss recorded was $2.0 million.
Loans held for sale for which the creditor has the right to repledge the collateral amounted to $197.8 million as of June 30, 2007. These were pledged to secure financing agreements with local financial institutions.
At June 30, 2007 and December 31, 2006, the Company’s loans held for sale portfolio included $7.0 million and $103.7 million, respectively, of mortgage loans with a loan-to-value over 90% without mortgage insurance.
At June 30, 2007 and December 31, 2006, the loans held for sale portfolio includes $115.9 million and $100.3 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET
(Dollars in thousands)	JUNE 30, 2007		DECEMBER 31, 2006
	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$761,685	17%	$817,352	24%
Residential mortgage loans(2)	2,932,207	66%	1,785,454	52%
Commercial — secured by real estate	520,402	12%	541,891	16%
Consumer — other:
Personal loans	7,971	0%	37,896	1%
Auto loans	274	0%	426	0%
Credit cards	19,784	0%	20,086	0%
Overdrawn checking accounts	833	0%	324	0%
Revolving lines of credit	55,608	1%	28,229	0%
Lease financing receivables	38,038	1%	43,565	1%
Commercial non-real estate	64,088	2%	158,963	5%
Loans on savings deposits	12,217	0%	16,811	0%
Land secured	40,395	1%	42,769	1%

Loans receivable, gross(3)	4,453,502	100%	3,493,766	100%

Less:
Discount on loans transferred	(23,518)		(22,016)
Unearned interest and deferred loan fees, net	(15,129)		(14,580)
Allowance for loan and lease losses	(85,875)		(67,233)

	(124,522)		(103,829)

Loans receivable, net	$4,328,980		$3,389,937

(1)	Includes $642.0 million and $680.6 million of construction loans for residential housing projects as of June 30, 2007 and December 31, 2006, respectively. Also includes $119.7 million and $136.8 million of construction loans for commercial, condominiums and multifamily projects as of June 30, 2007 and December 31, 2006, respectively.

(2)	Includes $1.3 billion of loans transferred during the second quarter of 2007, from the mortgage loans held for sale portfolio.

(3)	Includes $59.6 million and $42.6 million of interest-only loans, as of June 30, 2007 and December 31, 2006, respectively.
Loans receivable for which the creditor has the right to repledge the collateral amounted to $225.7 million as of June 30, 2007. These were pledged to secure financing agreements with local financial institutions.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard ratings are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. As of June 30, 2007, Doral Financial had a specific allowance amounting to $28.8 million, with respect to $251.6 million in outstanding balances of construction and commercial loans, which were impaired.
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

	QUARTER ENDED		SIX MONTH PERIOD
ALLOWANCE FOR LOAN AND LEASE LOSSES	JUNE 30,		ENDED JUNE 30,
(DOLLARS IN THOUSANDS)	2007	2006	2007	2006
Balance at beginning of period	$70,963	$39,330	$67,233	$35,044
Provision for loan and lease losses(1)	19,322	5,872	25,311	11,045
Losses charged to the allowance	(4,521)	(1,151)	(6,442)	(2,156)
Recoveries	184	94	246	199
Other(2)	(73)	—	(473)	13

Balance at end of period	$85,875	$44,145	$85,875	$44,145

(1)	Includes $8.8 million related to the reclassification of $1.3 billion from the mortgage loans held for sale portfolio to the loans receivable portfolio and $1.0 million related to the repurchased of delinquent loans in connection with recourse obligations.

(2)	Amount represents the portion of allowance for loans transferred from loans receivable to loans held for sale, for the six month period ended June 30, 2007, in connection with the agreement to sell certain assets of Doral Bank NY.
k.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2007, the outstanding principal balance of the bonds was $49.2 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2007 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
l.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.
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
The Company, upon the remeasurement of the MSRs at fair value in accordance with SFAS No. 156 “Accounting for Servicing of Financial Assets”, recorded a cumulative effect adjustment to retained earnings (net of tax) as of the beginning of the fiscal year for the difference between the fair value and the carrying amount to bring December 2006 MSR balance to the fair value. The table below reconciles the balance of MSRs as of December 31, 2006 and January 1, 2007.

Balance at December 31, 2006	$176,367
Adjustment upon adoption of SFAS No.156	1,517

Balance at January 1, 2007	$177,884

The change in servicing assets measured using the fair value method for the quarter and six month period ended June 30, 2007 was:

	QUARTER ENDED	SIX MONTH PERIOD
(In thousands)	JUNE 30, 2007	ENDED JUNE 30, 2007
Balance at beginning of period	$173,343	$177,884
Sales of servicing assets(1)	(9,581)	(9,581)
Capitalization of servicing assets	1,362	2,546
Change in fair value	(555)	(6,280)

Balance at end of period	$164,569	$164,569

(1)	Amount represent MSR’s sales related to $693.9 million in principal balance of mortgage loans.
     The changes in servicing assets for the quarter and six month period ended June 30, 2006 were as follow:

	QUARTER ENDED	SIX MONTH PERIOD
(In thousands)	JUNE 30, 2006	ENDED JUNE 30, 2006
Balance at beginning of period	$154,859	$156,812
Capitalization of servicing assets	42,613	46,862
Net servicing assets recognized as part of the restructured mortgage loan sale transactions	5,985	5,985
Rights purchased	—	216
Amortization	(6,486)	(12,904)

Balance before valuation allowance at end of period	196,971	196,971

Valuation allowance for temporary impairment	(6,383)	(6,383)

Balance at end of period	$190,588	$190,588

Fair Value at June 30, 2006	$198,807	$198,807

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

Prior to its adoption of SFAS No. 156, changes in the Company’s impairment allowance for servicing assets were as follows:

	QUARTER ENDED	SIX MONTH PERIOD
(In thousands)	JUNE 30, 2006	ENDED JUNE 30, 2006
Balance at beginning of period	$4,057	$6,236
Temporary impairment charges	2,841	2,841
Recoveries	(515)	(2,694)

Balance at end of period	$6,383	$6,383

At June 30, 2007, and based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets was 6.6 years. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
The following tables show the changes in the Company’s interest-only strips for each of the periods shown:

INTEREST-ONLY STRIPS ACTIVITY	QUARTER ENDED		SIX MONTH PERIOD
(In thousands)	JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Balance at beginning of period	$52,617	$38,702	$49,926	$74,034
Amortization	(2,074)	(4,076)	(3,930)	(12,805)
Negative IO value eliminated as part of the mortgage loans sale transactions restructured (mortgage loans repurchased)	—	18,190	—	18,190
Negative value of IOs sold	—	16,189		16,189
Gain (loss) on the IO value	(788)	(16,259)	3,759	(42,862)

Balance at end of period	$49,755	$52,746	$49,755	$52,746

At June 30, 2007, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). These models resulted in constant prepayment rates of 12.61% and 12.56% for the Company’s servicing assets and 10.64% and 12.87% for the Company’s IOs, for the second quarters of 2007 and 2006, respectively, and in discount rates of 11.56% and 11.47% for the Company’s servicing assets and 10.91% and 13.07% for the Company’s IOs, for the second quarters of 2007 and 2006, respectively. The difference in trends in prepayment speeds between the MSR and IO portfolios reflects the different “burn-out” (or aging) of the portfolios. Whereas the Company continues to generate new MSRs, which impact the average life of the portfolio, it has not created IOs since 2005. Over time, the difference in “burn-out” between the portfolios leads to differences in the corresponding prepayment speeds. The difference in trends in discount rates between the MSR and IO portfolios largely reflects the state of, and uncertainties surrounding, the U.S. MSR market as of June 30, 2007.
The IO internal valuation model utilized a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to its components; the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. Doral Financial obtains the Z-spread from major investment banking firms. The weighted-averages of the key economic assumptions used by the Company in its external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2007, were as follows:

	Servicing	Interest-
(Dollars in thousands)	Assets	Only Strips
Carrying amount of retained interest	$164,569	$49,755
Weighted-average expected life (in years)	6.6	5.5

Constant prepayment rate (weighted-average annual rate)	12.61%	10.64%
Decrease in fair value due to 10% adverse change	$(5,196)	$(1,991)
Decrease in fair value due to 20% adverse change	$(9,988)	$(3,858)

Residual cash flow discount rate (weighted-average annual rate)	11.56%	10.91%
Decrease in fair value due to 10% adverse change	$(6,325)	$(1,300)
Decrease in fair value due to 20% adverse change	$(12,199)	$(2,532)
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
     The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of June 30, 2007, all mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

(Dollars in thousands)
		Weighted-average
Change in interest rates	Constant prepayment	expected life	Change in fair
(basis points)	rate	(Years)	value of IOs	% Change
+200	8.54%	6.3	$(2,591)	(5)%
+100	9.24%	6.0	(1,029)	(2)%
+50	9.82%	5.8	(347)	(1)%
Base	10.64%	5.5	0	0%
-50	11.94%	5.1	(322)	(1)%
-100	13.98%	4.6	(1,628)	(3)%
-200	16.82%	4.0	(442)	(1)%
m.	Stock Option and Other Incentive Plans. Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company, since in 2003 Doral Financial commenced expensing the fair vale of stock options granted to employees using the “modified prospective” method described in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. SFAS 123R requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its adjustments for actual and estimated pre-vesting forfeitures nor its estimated pre-vesting forfeiture rate. The Company did not change its forfeitures rates during 2006 and has not done so in 2007.

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

During the first quarter of 2007, the Company’s Compensation Committee awarded 155,000 stock options with a weighted average grant date fair value of $0.99 per share. The total amount of stock options awarded during the first quarter of 2007 vests ratably on an annual basis over a four-year period. No options were awarded during the second quarter of 2007.

Prior to the Omnibus Plan, from April 16, 1997, to April 20, 2004, the Company offered an employee stock option plan (the “Old Plan”). This plan, as amended in 2001, allowed for the granting of up to 6,750,000 purchase options on shares of the Company’s common stock to employees, including officers and directors who are also employees of the Company. All options awarded under the Old Plan were issued at market value at the date of the grants, for terms of ten years and vest ratably on an annual basis over a two-year period from the grant date. At June 30, 2007, only 20,700 stock options remained outstanding under the Old Plan.
     Stock-based compensation recognized at June 30, 2007 is as follows:

	QUARTER ENDED JUNE	SIX MONTH PERIOD
(In thousands)	30, 2007	ENDED JUNE 30, 2007
Stock-based compensation recognized	$340	$685
Stock-based compensation reversed due to pre-vesting forfeitures	(3)	(25)

Stock-based compensation recognized, net	$337	$660

Unrecognized at June 30	$3,823	$3,823

     The activity of stock options during the six month period ended June 30, 2007 is set forth below:

	SIX MONTH PERIOD ENDED
	JUNE 30, 2007
	Number of	Weighted-Average
	Options	Exercise Price
Beginning of period	1,695,050	$6.45
Options granted	155,000	2.54
Options exercised	—	—
Post-vesting cancellations	(118,100)	11.63
Pre-vesting cancellations forfeited	(95,750)	4.26

End of period	1,636,200	$5.84

Exercisable at period end	188,450	$6.53

     A summary of the status of the Company’s nonvested stock options as of June 30, 2007 is presented below:

	Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Non-vested Shares	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2006	1,573,000	$2.72	200,000	$6.93
Granted	155,000	0.99	—	—
Vested	(184,500)	2.37	(50,000)	6.93
Pre-vesting forfeitures	(95,750)	1.41	—	—

Non-vested at June 30, 2007	1,447,750	$2.67	150,000	$6.93

The fair value of the options granted in 2007 was estimated using the Binomial Tree option-pricing model, with the following assumptions:

2007
Weighted-average exercise price	$2.54
Stock option estimated fair value	$0.64 - $1.30
Expected stock option term (years)	2.44 – 7.87
Expected volatility	41.65% - 42.72%
Expected dividend yield	0%
Risk-free interest rate	4.70% - 5.02%
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
During the second quarter of 2007, no options were exercised. In connection with the closing of the sale of shares of common stock to Doral Holdings Delaware, LLC all stock options that were outstanding as July 19, 2007 were terminated.
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
The Compensation Committee approved the payments made as of the first day of April, May, June and July of the performance pools for the achievement of the key turnaround initiatives up to that point, for an aggregate amount of $17.0 million. Of this aggregate amount, the following amounts were paid to the following officers: $7.0 million to the Chief Executive Officer, $1.8 million to the Chief Financial Officer, $1.6 million to the Chief Executive Officer of Doral Bank PR, $608,000 to the Chief Operations Officer and $810,000 to our General Counsel. Approximately, $15.2 million of Doral Financial’s compensation expense for the first half of 2007 are related to payments under the Plan and associated benefit costs for the achievement of goals.

Individual awards will be made from the pools according to each participant’s role, target award and performance of pre-established tasks and objectives with respect to the stated company goals, as determined by such participant’s supervisors and senior executives. The Compensation Committee alone will evaluate the chief executive officer’s performance.
n.	The following table summarizes deposit balances:

	JUNE 30,	DECEMBER 31,
(In thousands)	2007	2006
Certificates of deposit	$2,532,687	$2,947,892
Regular savings	410,655	442,796
NOW accounts	669,878	532,885
Non interest-bearing deposits	283,366	327,187

	$3,896,586	$4,250,760

o.	As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of SFAS No. 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

(In thousands)	JUNE 30, 2007	DECEMBER 31, 2006
Non-callable repurchase agreements with maturities less than or equal to 90 days, at various fixed rates averaging 5.71% and 5.40% at June 30, 2007 and December 31, 2006, respectively.	$60,928	$277,687

Non-callable repurchase agreement with maturity less than or equal to 90 days, tied to 3-month LIBOR adjustable quarterly, averaging 5.59% at December 31, 2006.	—	20,000

Non-callable repurchase agreement with maturity of less than or equal to 90 days, tied to 1-month LIBOR adjustable daily, averaging 8.82% at June 30, 2007.	82,400	—

Non-callable repurchase agreement with maturity of March 2008, at a fixed rate of 5.15% at June 30, 2007.	10,000	—

Non-callable repurchase agreements with maturities ranging from May 2010 to June 2010 (2006 – April 2007 to June 2010), at various fixed rates averaging 4.11% and 4.24% at June 30, 2007 and December 31, 2006, respectively.	750,000	846,000

Non-callable repurchase agreements with maturity of January 2008 (2006 – November 2007 to January 2008), tied to 3-month LIBOR adjustable quarterly, averaging 5.53% at June 30, 2007 and December 31, 2006, respectively.	94,800	194,800

Callable repurchase agreements with maturities ranging from March 2009 to February 2014 (2006 – March 2008 to February 2014) at various fixed rates averaging 5.49% and 5.19% at June 30, 2007 and December 31, 2006, respectively.	832,478	960,878

Callable repurchase agreements due on March 22, 2015, at various fixed rates during non-callable period averaging 3.22% at June 30, 2007 and December 31, 2006, callable beginning on March 22, 2008. Beginning on March 22, 2008, the interest converts to an inverse floater (fixed rate minus 3-month LIBOR, subject to a cap).	1,500,000	1,500,000

Callable repurchase agreements with maturity of November 24, 2014, tied to 3-month LIBOR adjustable quarterly, at a rate of 4.62% at December 31, 2006.	—	100,000

	$3,330,606	$3,899,365

     p. Advances from the FHLB consisted of the following:

(In thousands)	JUNE 30, 2007	DECEMBER 31, 2006
Non-callable advances with maturities ranging from September 2007 to November 2011 (2006 – January 2007 to October 2011), at various fixed rates averaging 4.89% and 4.85% at June 30, 2007 and December 31, 2006, respectively.	$567,000	$467,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (5.33% and 5.36% at June 30, 2007 and December 31, 2006, respectively).	100,000	100,000

Callable advances with maturities ranging from July 2009 to March 2012, at various fixed rates averaging 5.38% and 4.58% at June 30, 2007 and December 31, 2006, respectively, callable at various dates beginning on July 2, 2007.	317,500	467,500

	$984,500	$1,034,500

At June 30, 2007, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.4 billion to secure the above advances from the FHLB, which generally the counterparty is not permitted to sell or repledge.

q.	At June 30, 2007 and December 31, 2006, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2007	2006
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 6.82% and 6.86% at June 30, 2007 and December 31, 2006, respectively.	$397,512	$415,019

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.43% and 7.77% at June 30, 2007 and December 31, 2006, respectively.	26,936	29,424

	$424,448	$444,443

At June 30, 2007, $197.8 million of loans held for sale and $225.8 million of loans receivable were pledged to secure financing agreements with local financial institutions. At December 31, 2006, loans held for sale amounting to $442.2 million were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

r.	Notes payable consisted of the following:

(In thousands)	JUNE 30, 2007	DECEMBER 31, 2006
$625 million floating rate senior notes tied to 3-month LIBOR (6.19% and 6.20% at June 30, 2007 and December 31, 2006, respectively), due on July 20, 2007, paying interest quarterly	$624,974	$624,814

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,235	98,166

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,598	29,564

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,296	39,272

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,411	29,401

Senior term notes at a fixed rate of 8.55% due on August 31, 2007, paying interest semiannually on February 28 and August 31	9,000	9,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.30% to 6.90%, with maturities ranging from December 2007 to December 2029 (2006-June 2007 to December 2029), paying interest monthly	41,600	41,995

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Zero coupon senior notes (effective rate of 6.50%), due on April 30, 2007	—	2,456

Note payable with a local financial institutions, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly	39,359	41,645

	$919,073	$923,913

On July 20, 2007, the Company repaid in full its $625 million floating rate senior notes at their stated maturity.

s.	Income Taxes

Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter and six month period ended June 30 2007, the income tax benefit for the Company’s U.S. subsidiaries amounted to approximately $1.2 million and $3.1 million, respectively, compared to an income tax expense of $0.8 million and $1.8 million, respectively, for the same periods in 2006.

The maximum statutory corporate income tax rate in Puerto Rico was 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during the calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate is 39%.

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

For the quarter and six month period ended June 30, 2007, Doral Financial recognized an income tax expense of $1.1 million and $7.0 million, respectively, compared to an income tax expense of $10.2 million for the second quarter of 2006 and an income tax benefit of $28.9 million for the six month period ended June 30, 2006. The recognition of income tax expense for the second quarter and first half of 2007 is mostly related to the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the quarter and six month period ended June 30, 2007, net operating losses of $43.6 million and $87.2 million, respectively were recognized at the subsidiary level that, based on the forecasted future taxable income, will not be used to offset future income and therefore did not result in a tax benefit. Income tax expense for the second quarter of 2006 and tax benefit for the six month period ended June 30, 2006 were mainly driven by changes in the Company’s valuation allowance for its deferred tax assets resulting from changes in the projections of taxable income used to evaluate the realization of the tax assets.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. In assessing such projections, Doral Financial assumed that the $625 million senior notes maturing on July 20, 2007 would be refinanced with new debt at market rates (assuming the same spread as that applicable to the senior notes) and that consequently Doral Financial would maintain its current leverage. The projections do not take into account the consummation of the recapitalization transaction. Since the transaction was executed in July 2007, its effects on the income projections will be considered starting in the third quarter of 2007. The Company is in the process of determining the impact that the recapitalization transaction will have on its deferred tax assets. The company’s management, however, anticipates that it may result in a benefit that could be significant. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO amortization to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. Negative evidence included the Company’s recorded losses for the year ended December 31, 2006 and first six months of 2007 and the net operating loss short carry forward period of 7 years. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated to SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $477.1 million would not be realized. As a result, the Company recorded a valuation allowance. At June 30, 2007, the deferred tax asset, net of its valuation allowance of $233.2 million, amounted to approximately $243.9 million compared to $261.6 million at December 31, 2006.

Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.

The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings amounting to $2.4 million. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

Unrecognized tax benefits as of June 30, 2007 amounted to $16.5 million. The amount of unrecognized tax benefits or liabilities may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2007, the statute of limitations for the years ended December 2003, 2004, 2005 and 2006 remained open.

t.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of June 30, 2007, the Company had outstanding $5.0 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

Certain of the Company’s mortgage loan sale and securitization activities involve transfers of mortgage loans subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years) (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount loans sold (generally from 10% to 15%). As of June 30, 2007, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.0 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $838.1 million. However, the Company is currently conducting a reconciliation of its recourse portfolio with the records of FNMA and FHLMC. The records of FNMA and FHLMC reflect approximately $317.0 million more in recourse obligations than those reflected on Doral Financial records. The reconciliation process is still in initial stages.

While Doral Financial is still examining these issues, as of June 30, 2007, it believes that it is probably that its actual recourse obligation will increase beyond that currently reflected in its records. Accordingly, it has recorded a contingency reserve of $2.0 million during the second quarter of 2007, representing 50% of the estimated maximum economic losses related to this incremented recourse obligation. This represents management’s best estimate of the potential exposure. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $10.0 million, as of June 30, 2007, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

During the second quarter of 2007, the company repurchased $24.3 million of delinquent loans in connection with recourse agreements. Repurchase resulted in a loss of $2.1 million included as part of the period’s result of operations.

u.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At June 30, 2007, commitments to extend credit amounted to approximately $281.5 million and commitments to sell mortgage-backed securities and loans amounted to approximately $196.2 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.

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

Lawsuits

Following the announcement of the restatement, Doral Financial and certain directors and former officers and directors were named as defendants in a number of purported securities class action lawsuits and shareholder derivative actions resulting from the restatement, which were transferred for coordinated or consolidated proceedings before Judge Richard Owen in the United States District Court for the Southern District of New York.

On April 27, 2007, Doral Financial entered into an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the period of 2000 to 2004.

Under the terms of the settlement agreement and a concurrent agreement entered into by insurers to the Company and its current and former directors and officers, the Company and insurers agreed to pay an aggregate of $129 million, of which insurers agreed to pay approximately $34 million. In addition, one or more individual defendants agreed to pay an aggregate of $1 million (in cash or Doral Financial stock). As part of the settlement, the Company also agreed to certain corporate governance enhancements.

In accordance with the terms of the settlement agreement, the Company is expected to fund the settlement within 30 days from the closing and funding of the recapitalization transaction. All amounts required to be paid by the Company under the settlement were reserved for and charged against earnings in 2006.

On July 17, 2007, Doral Financial received final court approval of the settlement agreement from Judge Owen, and Judge Owen entered a final judgment dismissing with prejudice the consolidated securities class action and shareholder derivative litigation in accordance with the settlement. In connection with his approval of the settlement agreement, Judge Owen also entered an order directing the dismissal of a lawsuit captioned Augenbaum v. Doral Financial Corporation, et al. that had been filed in the Supreme Court of the State of New York (County of New York) challenging the proposed recapitalization transaction. The time to appeal the final judgment and orders issued on July 17 expires on August 17, 2007.

Other Lawsuits

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

In addition, on October 14, 2005, the Company, a director and certain former officers and directors of the Company were named as defendants in an action brought by an individual plaintiff filed in the U.S. District Court for the Southern District of New York, alleging violations of federal securities laws and various Kentucky state laws similar to those alleged in the securities class action lawsuits. Plaintiff seeks compensatory damages in the amount of $292,000 for losses the plaintiff allegedly incurred in connection with Doral Financial securities purchased between January 19, 2005 and March 18, 2005, as well as unspecified punitive damages, interest, costs and other expenses. This action is at a very early stage and is pending before Judge Owen.

Other Legal Matters.

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

On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm-Leach-Bliley Act. Doral Financial has entered into an agreement with the Federal Reserve to correct certain deficiencies at Doral Bank PR within a 180-day period from receipt of the notice or such longer period as may be permitted by the Federal Reserve. On May 17, 2007, Doral Financial requested and received an extension from the Federal Reserve until October 1, 2007 to correct these deficiencies. Doral Financial is taking corrective actions to remain as a financial holding company and does not believe that the loss of financial holding company status would have a direct material adverse effect upon Doral Financial’s consolidated financial position or results of operations.

On October 23, 2006, Doral Bank PR entered into an MOU with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the

National Flood Insurance Act (as amended). Additionally, in connection with the deficiencies related to the data reporting requirements of the Home Mortgage Disclosure Act, Doral Bank PR paid $12,000 in civil monetary penalties. Doral Bank PR also paid $125,000 in fines to the FDIC related to the deficiencies in compliance with the National Flood Insurance Act with respect to deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance.

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

v.	Recent Accounting Pronouncements

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

Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument. In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. As of June 30, 2007 the Company does not have any convertible debt instruments.

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

w.	Subsequent Events

Payment of $625 million Floating Rate Senior Notes due July 20, 2007. On July 20, 2007, Doral Financial announced that it had paid in full its $625 million floating rate senior notes due July 20, 2007.

Recapitalization Process. On July 19, 2007, Doral Financial announced that it had closed the sale of 968,263,968 shares of its common stock, $0.01 par value per share, to Doral Holdings, a newly formed entity in which Bear Stearns Merchant Banking and other investors, including funds managed by Marathon Asset Management, Perry Capital, the D. E. Shaw group and Tennenbaum Capital Partners, invested. The shares were sold for an aggregate purchase price of $610 million, or $0.63 per share. Following the closing of the transaction, Doral Holdings owns approximately 90% of the outstanding common shares the Company.

In connection with the recapitalization transaction, on July 19, 2007, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business will be conducted by Doral Mortgage as a wholly owned subsidiary of Doral Bank PR and Doral Financial’s servicing business will be operated from Doral Bank PR. In connection with the transfer, the FDIC and the OCFI approved the distribution of a $155 million cash dividend from Doral Bank PR to Doral Financial.

As part of the restructuring of Doral Financial’s origination and servicing business, on July 18, 2007, Sana was merged with and into Doral Mortgage and Centro Hipotecario was merged with and into Doral Financial.

In addition, in accordance with the provisions of the stock purchase agreement between Doral Financial and Doral Holdings, the Board of Directors of Doral Financial took certain actions to accelerate and terminate all stock options outstanding under the Company’s Omnibus Incentive Plan and 1997 Employee Stock Option Plan effective with the completion of the recapitalization transaction.

On July 27, 2007, Doral Financial also announced that Doral Bank NY had completed the previously announced sale of its 11 branches in New York City to New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp. The transaction resulted in a deposit premium to Doral Bank NY of approximately $9.8 million. In connection with the transaction, Doral Bank NY received the authorization from the OTS to distribute a $50 million cash dividend from Doral Bank NY to Doral Financial, of which $ million was paid on , 2007.

The transactions described above resulted in the significant recapitalization of Doral Financial and provided Doral Financial with the funds needed to repay its $625 million floating rate senior notes due July 20, 2007, to settle certain pending litigation related to the restatement and to pay transaction expenses.

Settlement Agreement. On July 17, 2007, Doral Financial announced that it has received final court approval from the U.S. District Court for the Southern District of New York of the settlement agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its previously issued financial statements.

Changes in Board of Directors. In connection with the Doral Holdings transaction, on July 19, 2007, in accordance with the provisions of the stock purchase agreement between the Company and Doral Holdings, Edgar M. Cullman, Jr., John L. Ernst, Peter A. Hoffman, John B. Hughes, Efraim Kier, Adolfo Marzol, Manuel Peña-Morros and Harold D. Vicente resigned from their positions as directors of the Company. Dennis G. Buchert and Glen R. Wakeman will continue to serve as directors of the Company.

In addition, the following persons were elected to serve as directors of the Company:

Frank W. Baier. Mr. Baier is a consultant and was formerly the Chief Financial Officer of Independence Community Bank from 2001 to 2006. Mr. Baier is a CPA, and has a B.S.B.A. in accounting from Seton Hall University and an M.B.A. from the Leonard N. Stern School of Business, New York University.

David E. King. Mr. King is a senior managing director of Bear Stearns & Co., which he joined in 2001. Mr. King received a B.A. from Rice University, an M.S. from SUNY-Stony Brook, and an M.B.A. from Stanford Graduate School of Business.

Howard M. Levkowitz. Mr. Levkowitz is a Managing Partner and Co-founder of Tennenbaum Capital Partners, LLC, whose predecessor he joined in 1997. Mr. Levkowitz received B.A. and B.S. degrees from the University of Pennsylvania (Wharton School) and a J.D. from the University of Southern California.

Michael J. O’Hanlon. Mr. O’Hanlon is a Senior Managing Director of Marathon Asset Management. Prior to his current position, Mr. O’Hanlon held various positions at Lehman Brothers, including Head of Global Financial Institutions and Head of Financial Sponsor and Restructuring Groups/Asia—Tokyo. Mr. O’Hanlon received a B.S. degree from The College of St. Rose and an M.B.A. from the State University of New York at Albany.

Ori Uziel. Mr. Uziel is a managing director of Perry Corp., which he joined in 2002. Mr. Uziel received a B.S. from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business.

Recent Amendments to Doral Financial’s Restated Certificate of Incorporation. On July 17, 2007, the stockholders of Doral Financial approved certain amendments to the Company’s Restated Certificate of Incorporation, including:
•	an amendment to increase the number of authorized shares of the Company’s capital stock from 540,000,000 to 1,990,000,000 and the number of authorized shares of the Company’s common stock from 500,000,000 to 1,950,000,000;

•	an amendment to decrease the par value of the Company’s common stock from $1.00 to $.01 per share; and

•	an amendment to effect a reverse stock split of the Company’s outstanding common stock of 1-for-20 following the issuance to Doral Holdings, together with a corresponding reduction in the number of authorized shares of the Company’s common stock and capital stock.
Effectiveness of 1-for-20 Reverse Stock Split. On August 2, 2007, Doral Financial Announced that the 1-for-20 reverse split of its common stock previously approved by Doral Financial’s stockholders on July 17, 2007, will become effective as of 5:00 p.m. Eastern Time on August 17, 2007.
Upon the effectiveness of the reverse split, the Company’s shareholders will receive one new share of Doral Financial common stock for every twenty shares they hold. Doral Financial’s common stock will begin trading on a split-adjusted basis when the market opens on August 20, 2007.
Giving effect to the reverse split, Doral Financial’s pro forma net loss per common share for the periods presented on the Company’s unaudited interim financial statements would have been:
Pro forma net loss per common share:

	Quarter Ended		Six Month Period
	June 30,		Ended June 30,
	2007	2006	2007	2006
Basic	$(8.49)	$(10.98)	$(16.94)	$(9.35)
Diluted	$(8.49)	$(10.98)	$(16.94)	$(9.35)
Sale of Investment Securities. Following the completion of the recapitalization, on August 2, 2007, Doral Financial’s newly constituted Board of Directors analyzed the Company’s intent of holding available-for-sale securities until maturity of recovery of losses based on the existing market conditions and approved the sale of approximately $1.9 billion in available-of-sale investment securities. The sale and the cancellation of related borrowings used to finance these securities were completed on August 8, 2007, at a pre-tax loss of approximately $130 million.
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
SUBSEQUENT EVENTS
     For a description of certain significant events that occurred after June 30, 2007, please refer to note “w” to the unaudited interim financial statements included in this Form 10-Q.

     OVERVIEW OF RESULTS OF OPERATIONS
     Net loss for the quarter ended June 30, 2007 amounted to $37.5 million, compared to $50.9 million for the comparable 2006 period. Doral Financial’s financial performance for the second quarter of 2007, compared to the second quarter of 2006, was principally impacted by (1) increased non-interest income related principally to a gain on mortgage loans sales and fees and to gains on securities held for trading, particularly on the value of IOs; and, (2) a decrease in income tax expense principally related to the company’s deferred tax assets. These were partially offset by increases in compensation and professional services expenses.
     The highlights of the Company’s financial results for the quarter ended June 30, 2007 included the following:
•	Net loss attributable to common shareholders for the second quarter of 2007 amounted to $45.8 million, or a diluted loss per share of $0.42, compared to net loss of $59.3 million, or a diluted loss per share of $0.55, for the second quarter of 2006.

•	Net interest income for the second quarter of 2007 was $34.6 million, compared to $55.4 million for the same period in 2006. The decrease in net interest income for 2007, compared to 2006, was related to a decrease in the Company’s net interest margin, coupled with a decrease in the average balance of interest earning assets. Net interest margin decreased from 1.47% in the second quarter of 2006 to 1.30% in the second quarter of 2007 (see Tables A and C below for information regarding the Company’s net interest income). Average interest-earning assets decreased from $15.2 billion during the second quarter of 2006 to $10.7 billion for the second quarter of 2007.

•	For the second quarter of 2007, the provision for loan and lease losses was $19.3 million, compared to $5.9 million for the same period in 2006. The increase in the provision for loan losses is principally related to an increase of $8.8 million in the provision of the residential mortgage loan portfolio related to the transfer of $1.3 billion of loans from the mortgage loans held for sale portfolio to the loans receivable portfolio. Also, the provision for loan losses reflects an increase in the commercial non-real estate as a result of deterioration in delinquency trends and deteriorating economic conditions.

•	Non-interest income for the second quarter of 2007 was $24.9 million, compared to a non-interest loss of $21.5 million for the same period in 2006. The increase in non-interest income during the second quarter of 2007 compared to the same period in 2006 was primarily driven by a gain on mortgage loan sales and fees, which amounted to approximately $1.5 million during the second quarter of 2007, compared to losses of approximately $26.8 million for the second quarter of 2006. The loss during the second quarter of 2006 was principally attributable to the restructuring of previously reversed loan transfers. Total loan sales and securitizations for the second quarter of 2007 amounted to $75.7 million, compared to $3.4 billion for the second quarter of 2006. Non-interest income for the second quarter of 2007 reflected losses on IO valuation of $788,000, compared to losses of $16.3 million for the second quarter of 2006.

•	Non-interest expense for the second quarter of 2007 was $76.6, compared to $68.8 million for the same period in 2006. The increase in non-interest expense for the quarter was driven by a $6.5 million increase in compensation and benefits, related to payments and associated benefit costs related to the implementation of the Company’s new key employee incentive plan and reduced deferred employee costs pursuant SFAS 91 as a result of the reduced volume of mortgage loan originations. Non-interest expense for the second quarter of 2007 also includes approximately $11.6 million in professional services principally associated with the Company’s business transformation and recapitalization efforts, as well as continued expenses related to the resolution of ongoing legacy issues.

•	For the second quarter of 2007, Doral Financial recognized an income tax expense of $1.1 million, compared to $10.2 million for the corresponding period in 2006. The income tax expense for 2006 is principally related to the changes in the Company’s valuation allowance for its deferred tax assets resulting from changes in projections used to evaluated the realization of the tax assets.

•	During the second quarter of 2007, the Company had other comprehensive loss of approximately $34.7 million related principally to the negative impact of the increase in long-term interest rates on the value of the Company’s portfolio of available for sale securities. As of June 30, 2007, the Company’s accumulated other comprehensive loss (net of income tax benefit) reached $131.8 million, compared to $106.9 million as of December 31, 2006.

•	Doral Financial’s loan production for the second quarter of 2007 was $308.1 million, compared to $487.0 million for the comparable period in 2006, a decrease of approximately 37%. The decrease in Doral Financial’s loan production is due to a number of factors, including changes in the underwriting standards, economic conditions in Puerto Rico, and competition from other financial institutions. The Company anticipates that, for the foreseeable future, loan production will continue below historical levels as these new underwriting standards are implemented and new product offerings are developed.

•	Total assets as of June 30, 2007 were $10.7 billion, a decrease of 9% compared to $11.9 billion as of December 31, 2006. The decrease in total assets during the first half of 2007 was due primarily to a decrease in the Company’s securities portfolio of $684.0 million, which resulted principally from the settlement of the sale of $231 million in available-for-sale securities during the first quarter of 2007. This transaction was part of the Company’s efforts to reduce the high level of interest rate risk and volatility inherent in its balance sheet. A reduction in loan balances of $105.1 million due primarily to principal repayments during the first half of 2007, also contributed to the decline in total assets as well as the decline of money markets and short term investments.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial

Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of June 30, 2007. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
     Other than the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement 109” (“FIN 48”), and SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”) as of January 1, 2007, the Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s 2006 Annual Report on Form 10-K. For additional information on the initial adoption of FIN 48 and on the valuation of the Company’s mortgage servicing rights, please refer to note “s” and “l”, respectively, to the unaudited interim financial statements included in this Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS PERIOD ENDED JUNE 30, 2007 AND 2006
     The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain (loss) on mortgage loan sales and fees; (3) servicing income; (4) trading activities; (5) investment activities; and (6) commissions, fees and other income.
NET INTEREST INCOME
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, Doral Financial maintained a portfolio of fixed-rate investment securities with a carrying value of approximately $3.9 billion as of June 30, 2007. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call rights and the Company is required to re-price or replace this funding with higher cost funding that adversely impacts its interest rate margin. Refer to “— Risk Management” below for additional information on the Company’s exposure to interest rate risk.
     Net interest income for the second quarter of 2007 and the first half of 2007 was $34.6 million and $72.8 million, respectively, compared to $55.4 million and $114.1 million in the corresponding 2006 periods, a decrease of 38% and 36%, respectively. The decrease in net interest income for the second quarter and for the six month period ended June 30, 2007, compared to the corresponding 2006 periods, was due to a continued compression of the Company’s net interest margin, coupled with a reduction in interest-earning assets. Net interest margin decreased from 1.47% in the second quarter of 2006 to 1.30% in the second quarter of 2007, and from 1.46% in the six month period ended June 30, 2006 to 1.37% in the corresponding period of 2007.
     The reduction in net interest rate margin during the quarter and six month period ended June 30, 2007, as compared to the same periods of 2006, was due primarily to increases in short-term interest rates at which liabilities re-priced, that outpaced the increase in yield on interest-earning assets. The current mismatch between the Company’s long-term assets and shorter-term liabilities exposes the Company to significant interest rate risk in a rising rate environment because, as these short-term or callable liabilities re-price at higher market rates, the Company’s interest rate margin is compressed. The Company’s interest rate exposure is further complicated by the negative convexity (i.e., the tendency for the average life of the Company’s assets to decrease through prepayment as interest rates decline) inherent in the Company’s portfolio of fixed rate mortgage-backed securities and mortgage loans. The combination of this negative convexity and the current composition of the Company’s liabilities exposes the Company to margin compression risks even in certain declining interest rate environments. The decrease in net interest rate spread and margin between the quarters and the six month periods ended June 30, 2007 and 2006 was caused by the following factors:

•	Increased cost of deposits and short-term borrowings. The average cost of deposits increased by 66 basis points between the second quarter of 2006 and the second quarter of 2007, and by 79 basis points between the six month period ended June 30, 2007 and the corresponding period of 2006, while the average cost of repurchase agreements remained stable, with no change during the second quarter of 2007, compared to the second quarter of 2006, and increasing by 6 basis points for the six month period ended June 30, 2007, compared to the same period of 2006. The higher cost of deposits reflects the renewal of maturing certificates of deposits at higher prevailing rates as well as the competitive retail banking environment in Puerto Rico.

•	Increased cost of FHLB Advances and notes payable. FHLB Advances tend to have short-term maturities and re-price at market rates. The increase in cost on notes payable reflects the re-pricing of most of the Company’s notes payable, which are floating rate notes indexed to 3-month LIBOR.

•	The yield on the Company’s portfolio of long-term fixed-rate investment securities and fixed-rate loans, which re-price at a slower rate than the Company’s liabilities. The increase in asset yields was further dampened by an inverted yield curve, which results in slower increases in marginal rates for longer maturity fixed-coupon assets.
     The reduction in average earning assets reflects a decrease in mortgage loans held for sale as a result of the sale, during the second quarter of 2006, of approximately $3.1 billion in mortgage loans as part of the restructuring of prior mortgage loan transfers that had been recharacterized as secured borrowings as part of the restatement. The decrease in average earning assets also reflects a decrease in the average balance of mortgage-backed and investment securities due to sales, regular amortization of principal and the return of principal due to prepayment activity and increased level on non-performing loans. As part of its interest rate risk management efforts, the Company sold $1.7 billion in available-for-sale securities during the fourth quarter of 2006, of which $231 million settled during the first quarter of 2007. The increase in other earning assets primarily reflects the Company’s decision to increase its short term investment portfolio to ensure adequate liquidity reserves in its Puerto Rico banking subsidiary.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	QUARTER ENDED JUNE 30,
	2007			2006
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,100,837	$86,726	6.82%	$7,288,374	$128,695	7.08%
Mortgage-backed securities	1,644,535	21,085	5.14%	3,861,107	48,801	5.07%
Interest-only strips	51,286	1,395	10.91%	45,849	1,494	13.07%
Investment securities	2,463,569	27,074	4.41%	2,785,387	29,767	4.29%
Other interest-earning assets	1,407,356	16,963	4.83%	1,184,132	13,919	4.71%

Total interest-earning assets/interest income	10,667,583	$153,243	5.76%	15,164,849	$222,676	5.89%

Total non-interest-earning assets	743,083			1,533,511

Total assets	$11,410,666			$16,698,360

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,193,390	$44,105	4.22%	$4,228,946	$37,507	3.56%
Repurchase agreements	3,544,376	38,676	4.38%	5,766,150	62,983	4.38%
Advances from the FHLB	1,012,522	13,036	5.16%	1,069,500	11,409	4.28%
Loans payable	428,689	7,306	6.84%	2,798,749	40,622	5.82%
Notes payable	920,739	15,491	6.75%	889,413	14,712	6.63%

Total interest-bearing liabilities/interest expense	10,099,716	$118,614	4.71%	14,752,758	$167,233	4.55%

Total non-interest-bearing liabilities	492,387			940,468

Total liabilities	10,592,103			15,693,226
Stockholders’ equity	818,563			1,005,134

Total liabilities and stockholders’ equity	$11,410,666			$16,698,360

Net interest-earning assets	$567,867			$412,091
Net interest income on a non-taxable equivalent basis		$34,629			$55,443

Interest rate spread(3)			1.05%			1.34%
Interest rate margin(4)			1.30%			1.47%
Net interest-earning assets ratio			105.62%			102.79%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.4 million and $0.7 million for the second quarter of 2007 and 2006, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	SIX MONTH PERIOD ENDED JUNE 30,
	2007			2006
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,131,756	$176,319	6.93%	$7,660,942	$266,567	7.02%
Mortgage-backed securities	1,691,402	43,325	5.17%	3,969,735	99,996	5.08%
Interest-only strips	51,694	2,889	11.27%	51,420	3,325	13.04%
Investment securities	2,524,860	54,886	4.38%	2,879,039	59,868	4.19%
Other interest-earning assets	1,326,612	33,072	5.03%	1,167,059	26,359	4.55%

Total interest-earning assets/interest income	10,726,324	$310,491	5.84%	15,728,195	$456,115	5.85%

Total non-interest-earning assets	745,318			1,425,632

Total assets	$11,471,642			$17,153,827

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,202,772	$86,893	4.17%	$4,193,112	$70,215	3.38%
Repurchase agreements	3,624,225	78,312	4.36%	5,872,291	125,212	4.30%
Advances from the FHLB	1,023,450	26,644	5.25%	1,035,798	21,787	4.24%
Loans payable	433,908	14,934	6.94%	3,359,374	95,689	5.74%
Notes payable	922,116	30,915	6.76%	902,832	29,153	6.51%

Total interest-bearing liabilities/interest expense	10,206,471	$237,698	4.70%	15,363,407	$342,056	4.49%

Total non-interest-bearing liabilities	427,259			731,532

Total liabilities	10,633,730			16,094,939
Stockholders’ equity	837,912			1,058,888

Total liabilities and stockholders’ equity	$11,471,642			$17,153,827

Net interest-earning assets	$519,853			$364,788
Net interest income on a non-taxable equivalent basis		$72,793			$114,059

Interest rate spread(3)			1.14%			1.36%
Interest rate margin(4)			1.37%			1.46%
Net interest-earning assets ratio			105.09%			102.37%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $1.8 million and $1.8 million for the six month period ended June 30, 2007 and 2006, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(In thousands)

	QUARTER ENDED
	JUNE 30,
	2007 COMPARED TO 2006
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$(38,659)	$(3,310)	$(41,969)
Mortgage-backed securities	(28,005)	289	(27,716)
Interest-only strips	178	(277)	(99)
Investment securities	(3,436)	743	(2,693)
Other interest-earning assets	2,623	421	3,044

TOTAL INTEREST INCOME VARIANCE	(67,299)	(2,134)	(69,433)

INTEREST EXPENSE VARIANCE
Deposits	(317)	6,915	6,598
Repurchase agreements	(24,307)	—	(24,307)
Advances from the FHLB	(608)	2,235	1,627
Loans payable	(34,412)	1,096	(33,316)
Notes payable	509	270	779

TOTAL INTEREST EXPENSE VARIANCE	(59,135)	10,516	(48,619)

NET INTEREST INCOME VARIANCE	$(8,164)	$(12,650)	$(20,814)

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(In thousands)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2007 COMPARED TO 2006
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$(87,961)	$(2,287)	$(90,248)
Mortgage-backed securities	(57,437)	766	(56,671)
Interest-only strips	18	(454)	(436)
Investment securities	(7,391)	2,409	(4,982)
Other interest-earning assets	3,576	3,137	6,713

TOTAL INTEREST INCOME VARIANCE	(149,195)	3,571	(145,624)

INTEREST EXPENSE VARIANCE
Deposits	162	16,516	16,678
Repurchase agreements	(47,995)	1,095	(46,900)
Advances from the FHLB	(264)	5,121	4,857
Loans payable	(83,376)	2,621	(80,755)
Notes payable	621	1,141	1,762

TOTAL INTEREST EXPENSE VARIANCE	(130,852)	26,494	(104,358)

NET INTEREST INCOME VARIANCE	$(18,343)	$(22,923)	$(41,266)

PROVISION FOR LOAN AND LEASE LOSSES
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of June 30, 2007, approximately 96% of the Company’s loan portfolio was collateralized by real property. As a result, a substantial part of the amounts due on defaulted loans have historically been recovered through the sale of the collateral after foreclosure or negotiated settlements with borrowers.
     Doral Financial’s recognized provisions for loan and lease losses of approximately $19.3 million and $25.3 million, for the quarter and six month period ended June 30, 2007, as compared to $5.9 million and $11.0 million for the corresponding periods of 2006. The increase in the provision for loan and lease losses during the second quarter and first half of 2007 reflects principally an increase related to the allowance for the Company’s residential mortgage and commercial non-real estate loan portfolios. The increase in the provision of the residential mortgage loan portfolio is principally related to the transfer of $1.3 billion of loans from the mortgage loans held for sale portfolio to the loans receivable portfolio, which resulted in an increase in the provision of $8.8 million, and also reflects an increase of $1.0 million related to a repurchase of delinquent loans from a local financial institution in connection with an existing recourse agreement. Also, the provision for loan losses reflects an increase in the provision related to commercial non-real estate loans as a result of deterioration in delinquency trends in the portfolio and declining economic conditions in Puerto Rico. As of June 30, 2007, the allowance for loan and lease losses was 1.95% of total loans receivable, compared to 1.94% as of December 31, 2006.
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
NON-INTEREST INCOME
     Non-interest income (loss) consists of net gains (loss) on mortgage loan sales and fees, trading activities, net gain on sale of investment securities, net servicing income and commissions, fees, and other income.
     Net Gain (Loss) on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees amounted to $1.5 million for the second quarter of 2007, compared to a loss of $26.8 million for the same period in 2006. The loss during the second quarter of 2006 was principally due to a market value adjustment to the Company’s mortgage loans held for sale portfolio of $17.5 million coupled with losses on sales of mortgage loans of $11.8 million driven by the Company’s decision to restructure certain previous mortgage loan transfer to local financial institutions.
     Net gain on mortgage loans sales and fees was $1.0 million for the first half of 2007, compared to a loss of $41.5 million for the comparable period of 2006. Gains from mortgage loan sales and fees for the six month period ended June 30, 2007 were adversely impacted by a lower-of-cost-or-market adjustment of $2.0 million at Doral Bank NY to reflect the expected sale of loans in connection with the sale of Doral Bank NY’s branch network.
     Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting MSR capitalization.

	QUARTER	QUARTER	SIX MONTH	SIX MONTH
	ENDED	ENDED	PERIOD ENDED	PERIOD ENDED
(In thousands)	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007	JUNE 30, 2006
Total loan sales and securitizations	$75,707	$3,377,462	$144,744	$3,609,033

MSRs capitalized	$1,362	$42,613	$2,546	$46,862
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the outstanding principal balance of the serviced loan. As of June 30, 2007, the weighted-average gross servicing fee rate for the entire portfolio was 0.38%. Loan servicing fees, net of guarantee fees, amounted to $18.4 million for the six month period ended June 30, 2007, compared to $16.5 million for the corresponding period of 2006.
     Set forth below is a summary of the components of the net servicing income using the fair value method for the quarter and six month period ended June 30, 2007:
TABLE E
NET SERVICING INCOME
(In thousands)

	QUARTER ENDED	SIX MONTH PERIOD
	JUNE 30,	ENDED JUNE 30,
	2007	2007
Servicing fees (net of guarantee fees)	$8,602	$18,384
Late charges	2,244	4,609
Prepayment penalties	233	363
Interest loss	(1,262)	(1,872)
Other servicing fees	121	179

Servicing income, gross	9,938	21,663
Change in fair value of mortgage servicing rights	(555)	(6,280)

Total net servicing income	$9,383	$15,383

     The changes in net servicing income for the quarter and six month period ended June 30, 2006 were as follow:
TABLE F
NET SERVICING INCOME
(In thousands)

	QUARTER ENDED	SIX MONTH PERIOD
	JUNE 30,	ENDED JUNE 30,
	2006	2006
Servicing fees (net of guarantee fees)	$8,773	$16,525
Late charges	2,310	4,753
Prepayment penalties	244	763
Interest loss	(1,180)	(2,567)
Other servicing fees	78	140

Servicing income, gross	10,225	19,614
Amortization of servicing assets	(6,486)	(12,904)
Net impairment of servicing assets	(2,326)	(147)

Total net servicing income	$1,413	$6,563

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
     The Company, upon the valuation of the MSRs at fair value in accordance with SFAS No. 156, recorded a cumulative effect adjustment to retained earnings (net of tax) of $926,000 as of the beginning of the fiscal year for the difference between the fair value and the carrying amount to bring the MSR balance as of December 31, 2006 to fair value.
     The net servicing income for the six month period ended June 30, 2007 includes the changes from January 1, 2007 to June 30, 2007 in the fair value of the MSRs. Changes in the fair value of the MSRs may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) or other changes due to the collection or realization of expected cash flows. Prior to the adoption of SFAS No. 156, the Company carried MSRs at the lower of cost or market, with amortization of MSRs and changes in the MSRs valuation allowance recognized in net servicing income. As a result of the implementation of SFAS No. 156, for the quarter and six month periods ended June 30, 2007, Doral Financial recognized a loss on change in fair value of $0.6 million and $6.3 million, respectively, compared to a net impairment in value of $2.3 million and $0.1 million and amortization changes of $6.5 million and $12.9 million for the corresponding periods of 2006 under the prior methodology.
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
     Set forth below is a summary of the components of gains and losses from trading activities:
TABLE G
COMPONENTS OF TRADING ACTIVITIES
(In thousands)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Net realized (losses) gains on sales of securities held for trading	$(2,333)	$522	$(4,334)	$3,413
(Losses ) gains on the IO valuation	(788)	(16,259)	3,759	(42,862)
Net unrealized losses on trading securities, excluding IOs	(3,616)	(4,199)	(3,751)	(3,439)
Net realized and unrealized gains on derivative instruments	12,628	12,382	8,239	25,387

Total	$5,891	$(7,554)	$3,913	$(17,501)

     Trading activities for the quarter ended June 30, 2007 resulted in gains of $5.9 million, compared to losses of $7.6 million for the corresponding 2006 period. The trading gains for second quarter of 2007, compared to 2006, are primarily related to the reduced losses on the value of the Company’s IOs of $0.8 million for the second quarter of 2007, compared to losses of $16.3 million during the second quarter of 2006. Also, the results for trading activities reflect net realized losses on securities held for trading of $2.3 million for the second quarter of 2007 (related principally to the mark-to-market adjustment related to the transfer of securities from the held to maturity portfolio to trading portfolio in connection with the agreement to sell certain assets of Doral Bank NY), compared to gains of $0.5 million for the comparable period in 2006.
     For the six month period ended June 30, 2007, total trading activities resulted in gains of $3.9 million, compared to a loss of $17.5 million for the comparable period in 2006. The trading gain for the first half of 2007 was driven by a gain on the value of the Company’s IOs of $3.8 million compared to a loss of $42.9 million for the comparable period. Losses on the value of Company’s IOs during 2006 were primarily related to floating rate IOs that did not have caps on the pass-through interest payable to investors.
     Net (Loss) Gain on Sale of Investment Securities. Net (loss) gain on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the six month period ended June 30, 2007, loss on sale of investment securities amounted to $0.3 million (related principally to the impairment of available-for-sale securities in connection with the agreement to sell certain assets of Doral Bank NY), compared to a gain of approximately $63,000 for the corresponding 2006 period.
     Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE H
COMMISSIONS, FEES AND OTHER INCOME
(In thousands)

	QUARTER		SIX MONTH PERIOD
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Retail banking fees	$5,281	$4,947	$10,494	$9,759
Insurance agency commissions	2,411	2,057	4,734	4,759
Securities brokerage and asset management fees and commissions	143	449	286	720
Other income	341	4,059	1,073	6,008

Total	$8,176	$11,512	$16,587	$21,246

     Doral Financial’s banking fees increased during the quarter and six month period ended June 30, 2007 due to a higher number of checking accounts as well as higher service fees associated with these accounts.
     The increase in insurance agency commissions during the quarter ended June 30, 2007 of $0.4 million, or 17%, compared to the same period for 2006 is attributable to increased fees from sales of insurance products to existing mortgage servicing customers as part of the Company’s cross-selling efforts.
     Doral Financial’s brokerage fees and commissions decreased during the first half of 2007, compared to the same period for 2006, is attributable to Doral Securities’ operations that are currently limited to acting as a co-investment manager to a local fixed-income investment company.
     On June 30, 2006, Doral Financial entered into an agreement with a financial institution to restructure all outstanding mortgage loan sale transactions between the parties. This restructuring resulted in a gain for Doral Financial of $3.6 million that was included as part of Other Income.
NON-INTEREST EXPENSE
     A summary of non-interest expenses for the quarter and six month periods ended June 30, 2007 and 2006 is provided below.

TABLE I
NON INTEREST EXPENSE
(In thousands)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Compensation and employee benefits	$29,587	$23,034	$54,970	$42,625
Taxes, other than payroll and income taxes	3,437	3,264	6,284	6,572
Advertising	2,568	3,226	3,930	5,821
Professional services	18,613	16,227	39,234	33,378
Communication and information systems	4,996	4,328	9,026	9,555
Occupancy and other office expenses	6,451	6,789	12,750	13,944
Depreciation and amortization	4,427	5,925	9,478	11,628
Other	6,540	6,028	16,165	11,072

Total non-interest expense	$76,619	$68,821	$151,837	$134,595

     Total non-interest expense increased by $7.8 million during the second quarter ended June 30, 2007 compared to the corresponding period in 2006. The increase in non-interest expense for the second quarter of 2007 also reflects increase in compensation and employee benefits of $6.6 million associated with the Company’s new key employee incentive plan as well as a significant reduction in deferred employee costs pursuant to SFAS 91 related to the decrease in the volume of mortgage originations. The Company incurred $8.8 million in compensation expense related to the new key employee incentive plan during the second quarter of 2007. Because of reduced loan originations, the Company was only able to defer $1.7 million employee costs during the second quarter of 2007 compared to $7.6 million for the corresponding period of 2006. The increase in non-interest expense for the quarter also reflects an increase of $2.4 million in professional fees, principally associated with the expense of approximately $11.6 million in professional services primarily related to the Company’s business transformation and recapitalization efforts, as well as continued expenses related to the resolution of ongoing legacy issues. These increases were partially offset by slight decreases in advertising, and occupancy and other office expenses.
     Total non-interest expense for the six month period ended June 30, 2007, increased by $17.2 million compared to the same period of 2006, also primarily driven by an increase in compensation and employee benefits of $12.3 million. For the first half of 2007, the Company incurred $15.2 million in compensation expenses in connection with the new key employee incentive plan. In addition, because of reduced originations it only deferred $3.4 million in employee costs during the first half of 2007 compared to $17.5 million for the same period in 2006. Also, the increase in non-interest expense for the first half of 2007 is related to an increase in professional services amounting to $5.9 million.
     The Company defers disbursements that are directly related and incremental to stock and debt issuance. For the six month period ended June 30, 2007, the Company deferred $17.4 million of disbursements related to the recapitalization process disclosed above under “Subsequent Events-Recapitalization Process”. These disbursements will be accounted for as a reduction of the proceeds of issuance at the time the consummation of the transaction.
INCOME TAXES
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter and six month period ended June 30 2007, the income tax benefit for the Company’s U.S. subsidiaries amounted to approximately $1.2 million and $3.1 million, respectively, compared to a provision in income taxes of $0.8 million and $1.8 million, respectively, for the same periods in 2006.

     The maximum statutory corporate income tax rate in Puerto Rico was 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during the calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate is 39%.
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
     For the quarter and six month period ended June 30, 2007, Doral Financial recognized an income tax expense of $1.1 million and $7.0 million, respectively, compared to an income tax expense of $10.2 million for the second quarter of 2006 and an income tax benefit of $28.9 million for the six month period ended June 30, 2006. The recognition of income tax expense for the second quarter and first half of 2007 is mostly related to the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the quarter and six month period ended June 30, 2007, net operating losses of $43.6 million and $87.2 million, respectively were recognized at the subsidiary level that, based on the forecasted future taxable income, will not be used to offset future income and therefore did not result in a tax benefit. Income tax expense for the second quarter of 2006 and tax benefit for the six month period ended June 30, 2006 were mainly driven by changes in the Company’s valuation allowance for its deferred tax assets resulting from changes in the projections of taxable income used to evaluate the realization of the tax assets.
     In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. In assessing such projections, Doral Financial assumed that the $625 million senior notes maturing on July 20, 2007 would be refinanced with new debt at market rates (assuming the same spread as that applicable to the senior notes) and that consequently Doral Financial would maintain its current leverage. The projections do not take into account the consummation of the recapitalization transaction. Since the transaction was executed in July 2007, its effects on the income projections will be considered starting in the third quarter of 2007. The Company is in the process of determining the impact that the recapitalization transaction will have on its deferred tax assets. The company’s management, however, anticipates that it may result in a benefit that could be significant. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO amortization to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. Negative evidence included the Company’s recorded losses for the year ended December 31, 2006 and first six months of 2007 and the net operating loss short carry forward period of 7 years. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

     In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated to SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $477.1 million would not be realized. As a result, the Company recorded a valuation allowance. At June 30, 2007, the deferred tax asset, net of its valuation allowance of $233.2 million, amounted to approximately $243.9 million compared to $261.6 million at December 31, 2006.
     Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.
     The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings amounting to $2.4 million. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.
     Unrecognized tax benefits as of June 30, 2007 amounted to $16.5 million. The amount of unrecognized tax benefits or liabilities may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.
     The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2007, the statute of limitations for the years ended December 2003, 2004, 2005 and 2006 remained open.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $6.5 million and $12.4 million for the quarter and six month period ended June 30, 2007, compared to $19.4 million and $88.7 million for the corresponding 2006 periods. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE J
LOAN PRODUCTION
(Dollars in Thousands, Except for Average Initial Loan Balance)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
FHA/VA mortgage loans
Number of loans	354	539	734	1,022
Volume of loans	$38,611	$55,829	$75,687	$102,198
Percent of total volume	13%	12%	14%	8%
Average initial loan balance	$109,071	$103,579	$103,116	$99,998

Conventional conforming mortgage loans
Number of loans	444	341	775	851
Volume of loans	$53,746	$38,697	$91,652	$97,558
Percent of total volume	17%	8%	16%	7%
Average initial loan balance	$121,050	$113,481	$118,261	$114,639

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Conventional non — conforming mortgage loans(1)
Number of loans	522	1,807	948	7,304
Volume of loans	$72,228	$187,187	$128,344	$778,572
Percent of total volume	23%	38%	23%	57%
Average initial loan balance	$138,368	$103,590	$135,384	$106,595

Other(2)
Number of loans	2,862	766	3,993	1,780
Volume of loans	$143,547	$205,279	$259,969	$384,406
Percent of total volume	47%	42%	47%	28%

Total loans
Number of loans	4,182	3,453	6,450	10,957
Volume of loans	$308,132	$486,992	$555,652	$1,362,734

(1)	Includes $4.7 million and $16.7 million in second mortgages for the quarters ended June 30, 2007 and 2006, respectively, and $9.2 million and $58.9 million in second mortgages for the six month periods ended June 30, 2007 and 2006, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.
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
     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing. For the six month periods ended June 30, 2007 and 2006, refinance loans represented approximately 54% and 55%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE K
LOAN ORIGINATION SOURCES

	SIX MONTH PERIOD ENDED JUNE 30,
	2007			2006
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	51%	—	51%	65%	—	65%
Wholesale(1)	2%	—	2%	6%	—	6%
New Housing Developments	24%	2%	26%	16%	2%	18%
Multifamily	—	1%	1%	—	—	—
Other(2)	17%	3%	20%	9%	2%	11%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. The Company did not purchase servicing rights during the first half of 2007, as compared to the purchase of servicing rights of approximately $16.4 million in principal amount of mortgage loans during the corresponding period in 2006. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE L
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans)

	AS OF JUNE 30,
	2007	2006
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,129,096	$2,166,764
FHLMC/FNMA	3,893,830	4,111,432
Other conventional mortgage loans(1)(2)	8,006,892	9,440,443

Total servicing portfolio	$14,029,818	$15,718,639

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	156,914	173,247
Weighted- average interest rate	6.56%	6.60%
Weighted- average remaining maturity (months)	249	255
Weighted- average gross servicing fee rate – loans serviced to others	0.3810%	0.3861%
Average servicing portfolio(3)	$14,776,980	$15,776,895
Principal prepayments	$591,202	$798,093
Constant prepayment rate	7%	9%
Average size of loans	$89,411	$90,730
Servicing assets, net	$164,569	$190,588

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.99%	1.44%
90 days or more past due	1.97%	1.48%

Total delinquencies excluding foreclosures	3.96%	2.92%

Foreclosures pending	2.71%	2.09%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$15,287,120	$15,727,604
Add:
Loans funded and purchased(4)	297,872	973,325
Bulk servicing acquired	—	16,376
Less:
Servicing release sales and transferred(5)	738,604	33,005
Run-off(6)	816,570	965,661

Ending servicing portfolio	$14,029,818	$15,718,639

(1)	Includes $3.3 billion and $3.6 billion of loans owned by Doral Financial at June 30, 2007 and 2006, respectively, which represented 23%and 23% of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $219.8 million and $261.8 million at June 30, 2007 and 2006, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Includes the average balance of loans owned by Doral Financial of $3.3 billion and $5.2 billion at June 30, 2007 and 2006, respectively.

(4)	Excludes approximately $257.8 million and $389.4 million of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of June 30, 2007 and 2006, respectively.

(5)	Includes $682.1 million of principal balance of loans subserviced by the Company and transferred during the second quarter of 2007.

(6)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At June 30, 2007 and 2006, approximately 1% of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $591.2 million and $798.1 million for the six months period ended June 30, 2007 and 2006, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network.
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
Liquidity of the Holding Company
     Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. These sources of liquidity for Doral Financial’s banking subsidiaries have generally not been adversely impacted in material respects by the restatement of the Company’s consolidated financial statements or by the deterioration in the consolidated financial condition of the Company. On the other hand, the holding company’s traditional sources of funding, principally the sale of non-conforming mortgage loans in the local market, repurchase agreements and the issuance of debt or equity instruments in the capital markets, have been significantly disrupted because of the restatement and the deterioration in the consolidated financial condition of the Company. Since the restatement, the holding company has had to rely primarily on loan servicing fees and sales of mortgage loans in the secondary markets to agencies or U.S. financial institutions as its principal sources of liquidity. The holding company also has two short-term repurchase facilities with outstanding balances as of June 30, 2007 totaling approximately $92.1 million. These facilities are secured by whole loans and subordinated mortgage securities and may be terminated upon demand or short notice by the lender. If these facilities are terminated, the holding company’s financial position may be adversely affected. The holding company’s access to the liquidity at its banking subsidiaries is significantly restricted by statutory and regulatory restrictions.
     The holding company’s capital resources and financing costs have been adversely affected by a number of factors associated with the restatement process, including:
•	the downgrades of its credit ratings;

•	its inability to access the capital markets;

•	the decision of a substantial majority of its unsecured creditors not to renew committed credit facilities;

•	the inability to sell non-conforming mortgage loans in the local market, and reliance on sales in the U.S. secondary markets, which have stricter underwriting requirements;

•	legal, accounting and other professional expenses associated with the resolution of legacy issues and business transformation efforts;

•	regulatory consent orders that, from March 17, 2006, prohibit the Company’s banking subsidiaries from paying dividends to the holding company, without prior regulatory approval; and

•	the settlement of the SEC’s investigation of the Company, which required the payment of a $25 million civil penalty in February 2007.
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
     Since April 2006, Doral Financial has not paid dividends on the Company’s common stock. The holding company has continued to pay dividends on its preferred stock and continues to pay its debts as they become due.
     Impact of Recapitalization of the Holding Company and Restructuring of Mortgage Operations on Liquidity
     On July 19, 2007, Doral Financial completed the private sale of 968,253,968 newly issued shares of common stock to Doral Holdings for an aggregate purchase price of $610 million (the “Recapitalization”). In connection with the Recapitalization, on July 19, 2007, Doral Financial also transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary, and on July 26, 2007, sold the branch network of Doral Bank NY. In connection with these transactions, Doral Bank PR obtained regulatory approval to pay a $155 million cash dividend to the holding company and Doral Bank NY received regulatory approval to pay a $50 million cash dividend to the holding company, of which $45 million was paid on July 30, 2007.
     The transactions described above resulted in the significant recapitalization of the holding company and provided the holding company with sufficient funds to repay in full its $625 million floating rate senior notes that matured on July 20, 2007, to settle its pending restatement-related litigation and to pay related transaction expenses.
     The transfer of the mortgage operation to Doral Bank PR will result in a more traditional and effective operating structure in which most of the Company’ s operational liquidity needs will be at the subsidiary level. As a result of the Recapitalization and the related transactions described above, the holding company’s principal uses of funds will be the payment of its obligations, primarily the payment of principal and interest on its debt obligations, and the payment of dividends on its preferred and common stock. The principal sources of funds for the holding company will be interest income on the portfolio of mortgage loans and securities retained by the Company and dividends from its subsidiaries, including Doral Bank PR and Doral Insurance Agency. Existing cease and desist orders applicable to Doral Bank PR and the holding company require prior regulatory approval for the payment of any dividends from Doral Bank PR to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval.
Uses of Cash
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. For the six month period ended June 30, 2007, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $36.1 million, compared to $43.4 million for 2006. The decrease during 2007 was mainly related to the previously reported restructuring of various loan transfer transactions with local financial institutions during the second quarter of 2006 and new terms with respect to remittance schedules. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2007 and December 31, 2006, the outstanding principal balance of such delinquent loans was $219.8 million and $242.2 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $16.5 million and $20.2 million, respectively.

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
     From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of June 30, 2007, Doral Financial’s maximum recourse exposure with FNMA amounted at least to $733.4 million and FNMA required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. See note “t” and “—Off-Balance Sheet Activities” below for additional information on these arrangements.
Sources of Cash
     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of June 30, 2007 and December 31, 2006:
TABLE M
SOURCES OF BORROWINGS
(Dollars in thousands)

	AS OF JUNE 30, 2007		AS OF DECEMBER 31, 2006
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$3,896,586	4.05%	$4,250,760	3.90%
Repurchase Agreements	3,330,606	4.24%	3,899,365	4.25%
Advances from FHLB	984,500	5.10%	1,034,500	4.78%
Loans Payable	424,448	6.86%	444,443	6.92%
Notes Payable	919,073	6.56%	923,913	6.57%
     In the past, Doral Financial also obtained liquidity in the capital markets through public and private offerings of its debt securities, although it has not offered debt securities since April 2005 when it announced the decision to restate its financial statements.
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
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, through advances from the FHLB and from other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit. As of June 30, 2007, Doral Financial’s banking subsidiaries held approximately $3.9 billion in deposits at a weighted-average interest rate of 4.05%.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE N
AVERAGE DEPOSIT BALANCE
(Dollars in thousands)

	SIX MONTH PERIOD		YEAR ENDED
	ENDED JUNE 30, 2007		DECEMBER 31, 2006
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,891,148	4.85%	$2,945,920	4.27%
Regular passbook savings	425,293	3.72%	449,732	3.28%
NOW accounts	557,320	3.43%	527,163	2.80%
Non-interest bearing	329,011	—	340,772	—

Total deposits	$4,202,772	4.17%	$4,263,587	3.65%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2007.
TABLE O
CERTIFICATES OF DEPOSIT MATURITIES
(In thousands)

AMOUNT
Certificates of deposit maturing:
Three months or less	$560,919
Over three through six months	436,088
Over six through twelve months	738,565
Over twelve months	340,005

Total	$2,075,577

     As of June 30, 2007 and December 31, 2006, Doral Financial’s retail banking subsidiaries had approximately $1.8 billion and $2.0 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
REGULATORY CAPITAL RATIOS
     As of June 30, 2007, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial and Doral Bank PR are subject to consent orders pursuant to which they have submitted a capital plan in which they have agreed to maintain higher ratios. As a result of the losses incurred in 2006, Doral Financial fell below the capital ratios included in the capital plan. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2007, based on existing Federal Reserve, FDIC and OTS guidelines.
TABLE P
REGULATORY CAPITAL RATIOS

	As of June 30, 2007
	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	12.9%	22.8%	15.9%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	8.9%	21.5%	15.4%
Leverage Ratio(1)	4.5%	8.1%	9.3%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

	As of December 31, 2006
	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	13.7%	21.1%	16.3%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	10.3%	19.8%	15.8%
Leverage Ratio(1)	4.5%	6.8%	10.3%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
     As of June 30, 2007, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As a result of the losses incurred during 2007, Doral Financial’s leverage ratio fell below the minimum threshold for the holding company to classify as well-capitalized. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio. With the completion of the Recapitalization Process on July 20, 2007, Doral Financial’s leverage ratio will exceed the well-capitalized threshold.
     Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
     On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part I, Item 3. Legal Proceedings, in the Company’s 2006 Annual Report on Form 10-K. Pursuant to the requirements of the existing cease and desist orders, the Company submitted a capital plan to the Federal Reserve, pursuant to which the Company and Doral Bank PR have agreed to maintain minimum leverage ratios of 5.5% and 6.0%, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As a result of the loss incurred in recent periods, the holding company’s Leverage Ratio decreased below 5.5%. As stated above, with the consummation of the Recapitalization the holding company’s Leverage Ratio exceeds agreed upon levels. See “—Liquidity and Capital Resources—Recapitalization of the Holding Company” above.
     Doral Financial’s regulatory capital ratios as of June 30, 2007 declined, when compared to December 31, 2006. The decline in Total Capital and Tier 1 Capital regulatory ratios was primarily associated with a decreased in the Company’s capital driven by a net loss of $74.8 million of the six month period ended June 30, 2007, while the decrease in the Company’s Leverage Ratio was primarily associated with a decrease in total average assets. The decrease in the Company’s total average assets for leverage capital purposes during 2007, which decreased by 16% compared to 2006, was principally attributable to decreases in the Company’s investment securities portfolio resulting from the sale of approximately $1.7 billion of the Company’s securities available for sales, of which $231.0 million settled during the first quarter of 2007 as well as the decline of money markets and short term investments.
ASSETS AND LIABILITIES
     At June 30, 2007, Doral Financial’s total assets were $10.7 billion compared to $11.9 billion at December 31, 2006. The decrease in total assets during the first half of 2007 was due primarily to a decrease in the Company’s securities portfolio of $684.0 million, which resulted principally from the settlement of the sale of $231.0 million in available-for-sale securities during the first quarter of 2007. This transaction was part of the Company’s efforts to reduce the high level of interest rate risk and volatility inherent in its balance sheet. A reduction in loan balances of $105.1 million due primarily to principal repayments during the first half of 2007, also contributed to the decline in total assets as well as the decline of money markets and short term investments.
     Total liabilities were $10.0 billion at June 30, 2007, compared to $11.0 billion at December 31, 2006. The decrease in liabilities was largely the result of the unwinding of repurchase agreements related to the decrease in securities and the decrease on deposits, specially the decrease on brokered deposits amounted to $200.0 million.
OFF-BALANCE SHEET ACTIVITIES
     In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $10.0 million, as of June 30, 2007, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” As of June 30, 2007, approximately $62.4 million or 6% of the principal amount in loans sold with recourse were 60 days or more past due, of which $38.2 million were 90 days or more past due, compared to $52.1 million 90 days or more past due as of December 31, 2006. Loans past due over 90 days without insurance and with a loan-to-value over 80% amounted to $15.1 million as of June 30, 2007 compared to $10.9 million as of December 31, 2006. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. See note “t” for additional information regarding Doral Financial’s recourse obligations, including its ongoing process to reconcile the outstanding balance of its recourse obligations.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of June 30, 2007. This information is based on Doral Financial’s current records and does not reflect any changes that may be required as a result of the ongoing reconciliation of Doral Financial’s recourse portfolio described in note “t”.
TABLE Q
LOANS SUBJECT TO RECOURSE BY LOAN TYPE
(Dollars in thousands)

											90 or more
	Loan		Outstanding	Full	6%	7%	10%	4%		Total	Days
	Count	LTV	Balance	Recourse	Limit	Limit	Limit	Limit	Other	Exposure	Delinquent
FNMA sales	6,834	83	$781,231	$707,840	$12,853	$9,177	$—	$3,530	$—	$733,400	$32,548
Non-conforming loans	6,499	51	211,566	—	—	—	64,014	—	2,572	66,586	4,651
FHLMC sales	1,105	48	38,133	38,133	—	—	—	—	—	38,133	968

Total	14,438	75	$1,030,930	$745,973	$12,853	$9,177	$64,014	$3,530	$2,572	$838,119	$38,167

     In the past, the Company has sold pools of delinquent loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under

these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest whether or not collected from the underlying borrower. For additional information regarding sales of delinquent loans refer to “Liquidity and Capital Resources” above.
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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At June 30, 2007, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $281.5 million and $5.0 million, respectively, and commitments to sell mortgage-backed securities and loans at fair value amounted to approximately $196.2 million.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2007.

TABLE R
CONTRACTUAL OBLIGATIONS
(In thousands)

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$3,896,586	$3,506,009	$355,660	$30,904	$4,013
Repurchase agreements(2)	3,330,606	2,580,606	750,000	—	—
Advances from the FHLB(2)	984,500	784,500	50,000	150,000	—
Loans payable(3)	424,448	50,996	86,624	69,409	217,419
Notes payable	919,073	639,650	12,242	42,310	224,871
Other liabilities	288,990	286,990	2,000	—	—
Non-cancelable operating leases	63,717	8,056	14,705	10,696	30,260

Total Contractual Cash Obligations	$9,907,920	$7,856,807	$1,271,231	$303,319	$476,563

(1)	Amounts included in the table above do not include interest.

(2)	Includes $2.3 billion of repurchase agreements with an average rate of 4.03% and $317.5 million in advances from the FHLB-NY with an average rate of 5.38%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from March 2009 to March, 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 10.32 % to estimate the repayments.
TABLE S
OTHER COMMERCIAL COMMITMENTS(1)
(In thousands)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
OTHER COMMERCIAL COMMITMENTS(1)	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$281,510	$210,327	$70,669	$295	$219

Commitments to sell mortgage-backed securities and loans	196,218	196,218	—	—	—

Commercial and financial standby letters of credit	4,968	1,081	3,887	—	—

Maximum contractual recourse exposure(2)	838,119	406,978	224,810	—	206,331

Total	$1,320,815	$814,604	$299,366	$295	$206,550

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.

(2)	Refer to Note “T” for new information on the Company’s ongoing efforts to reconcile its recourse exposure.
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
     The interest rate risk exposure can be segregated into linear and non-linear risk components based on the varying changes to the market value of equity due to changes in interest rates. The linear risk is managed through interest rate swaps and futures contracts. The non-linear risk arises primarily from embedded optionality in our products and transactions which allow clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of mortgage-backed securities.
     The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of June 30, 2007 and December 31, 2006.

	Market Value	Net Interest
As of June 30, 2007	of Equity Risk	Income Risk(1)
+ 100 BPS	(30.6)%	(2.0)%
- 100 BPS	19.0%	(1.1)%

	Market Value of	Net Interest
As of December 31, 2006	Equity Risk	Income Risk(1)
+ 100 BPS	(24.0)%	5.3%
- 100 BPS	7.8%	(7.5)%

(1)	Based on 12-month forward change in net interest income.
     The reduced earnings volatility observed in the sensitivity measures of Net Interest Income Risk as of June 30, 2007, compared to December 31, 2006, relates primarily to the forecasted recapitalization transaction which was modeled as occurring in July 2007. The recapitalization has the effect of reducing a substantial amount of floating rate debt which plays a major part in interest expense and its sensitivity to movements in short term rates. To a smaller degree the steepening of the yield curve also affected the sensitivity because an upward sloping curve implies higher yielding long term assets and these are more beneficial to the Company’s net interest income in all scenarios.
     The increase in relative Market Value of Equity Risk from December 31, 2006 to June 30, 2007 was primarily due to higher long term interest rates. Higher interest rates erode the value of long term fixed rate assets, which make up the majority of the Corporation’s earnings assets, effectively reducing the denominator and magnifying the relative effect of interest rate movements. However, it is important to mention that the absolute dollar changes for adverse rate scenarios remained relatively stable; for example, the dollar change for up to 100 basis points scenario as of December 2006 and June 2007 were $203 million and $207 million, respectively. These numbers are consistent with the fact that during the first half of 2007 there were no significant changes in the structure of the Company’s balance sheet. The calculation of the Market Value of Equity, and its relevant sensitivities, only take into account current position data therefore the forecasted recapitalization transaction was not factored into the calculation as of June 30, 2007. Needless to say the forecasted recapitalization would have the effect of increasing the capital base and therefore the relative sensitivity to interest rate movements.

     The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of June 30, 2007 and December 31, 2006.

(In thousands)	June 30, 2007		December 31, 2006
	Change in Fair	Change in	Change in Fair	Change in
	Value of	Fair Value of	Value of	Fair Value of
	Available for	Held to	Available for	Held to
Change in interest	Sale Securities	Maturity	Sale Securities	Maturity
rates (basis points)	and FHLB Stock	Securities	and FHLB Stock	Securities
+200	$(190,246)	$(308,347)	$(200,632)	$(329,435)
+100	(95,505)	(146,878)	(97,882)	(152,734)
+50	(47,369)	(71,536)	(47,546)	(73,206)
Base	—	—	—	—
-50	45,771	66,431	43,007	64,452
-100	87,126	128,418	78,189	121,483
-200	147,163	229,922	131,641	219,065
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
     The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at June 30, 2007. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.

TABLE T
INTEREST RATE SWAPS
(Dollars in thousands)

			INTEREST	INTEREST
NOTIONAL	MATURITY		RATE	RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.360%	4.430%	$783

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.360%	4.443%	$787

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.360%	3.688%	$369

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.360%	3.655%	$381

$200,000	November, 2009	To protect the spread of the variable IOs	5.357%	3.773%	$7,048

$200,000	November, 2009	To protect the spread of the variable IOs	5.360%	3.975%	$6,219
     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $2.2 billion and $5.1 billion as of June 30, 2007 and December 31, 2006, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives. Doral Financial’s ability to use derivatives in the future, however, could be adversely affected by a number of factors related to the recapitalization effort, including the downgrades and outlook of it credit ratings. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.
     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.

TABLE U
FAIR VALUE RECONCILIATION
(In thousands)

Six Month Period Ended
June 30, 2007
Fair value of contracts outstanding at the beginning of the period	$26,282
Contracts realized or otherwise settled during the period	(6,481)
Fair value of new contracts entered into during the period	6,481
Changes in fair values during the period	(8,551)

Fair value of contracts outstanding at the end of the period	$17,731

TABLE V
SOURCES OF FAIR VALUE
(In thousands)

	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of June 30, 2007	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Sources of Fair Value

Prices actively quoted	$3,145	$—	$—	$—	$3,145
Prices provided by other external sources	1,319	13,267	—	—	14,586

	$4,464	$13,267	$—	$—	$17,731

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
TABLE W
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE
(Dollars in thousands)

	June 30, 2007
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA	1	$400,000	$14,107	$—	$14,107	2.37
AA-	1	750,000	—	(5,527)	(5,527)	0.15
A+	2	1,050,000	3,145	(4,447)	(1,302)	0.08

Total Derivatives	4	$2,200,000	$17,252	$(9,974)	$7,278	0.52

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2006
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	2	$1,428,649	$15,763	$(2,080)	$13,683	1.15
A+	3	1,202,764	3,938	(2,262)	1,676	0.30

Subtotal	5	2,631,413	$19,701	$(4,342)	$15,359	0.76

Other derivatives(4)		2,500,000

Total Derivatives		$5,131,413

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	For the year ended December 31, 2006, the Company recognized a realized gain of $2.5 million and an unrealized loss of $1.0 million from a derivative resulting from certain gain-sharing agreements created in connection with certain mortgage loan sales. The Company has the right to share, on a limited basis, the gains realized by the buyers of such loans within specified time periods from subsequent sales or securitizations.

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
     During 2006 and for the first half of 2007, the Puerto Rico economy has slowed down, as a result of, among other things, high levels of oil prices, the upward trend in short-term interest rates and the flattening of the yield curve, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term rates and the reduction in public investment have had an adverse effect on construction activity, which has been a key contributor to economic growth in recent years. Doral Financial will continue to monitor the impact of macro-economic conditions in Puerto Rico on its loan portfolio when assessing the adequacy of its provision for loan and lease losses.
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
     During the six month period ended June 30, 2007, Doral Financial entered into $191.1 million of commitments to disburse construction loans for residential housing projects. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	June 30, 2007	December 31, 2006
Construction loans(1)	$761,685	$817,352

Total undisbursed funds under existing commitments	$201,007	$250,422

Non-performing construction loans	$119,575	$75,868

Net charge offs – Construction loans	$513	$826

Allowance for loan losses – Construction loans	$39,133	$37,829

Non-performing construction loans to total construction loans	15.70%	9.28%
Allowance for loan losses – construction loans to total construction loans	5.14%	4.63%
Net charge-offs to total construction loans	0.07%	0.10%

(1)	Includes $642.0 million and $680.6 million of construction loans for residential housing projects as of June 30, 2007 and December 31, 2006, respectively. Also includes $119.7 million and $136.8 million of construction loans for commercial, condominiums and multi-family projects as of June 30, 2007 and December 31, 2006, respectively.
Non-performing assets and allowance for loan and lease losses
     Non-performing assets consist of loans on a non-accrual status and other real estate owned. Loans are placed on a non-accrual status after they are delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when the principal and interest income become current and collectibility is reasonably assured. As of June 30, 2007, and 2006, Doral Financial would have recognized $35.2 million and $13.4 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
     During the second quarter of 2007, the Company experienced an increase in the levels of non-performing commercial and construction loans due to the overall deterioration of economic conditions in Puerto Rico, a slowdown in construction permits issued by the Government of Puerto Rico and an overall deterioration in of the housing market.
     The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. As of June 30, 2007, Doral Financial had an allowance amounting to approximately $28.8 million, with respect to $251.6 million in outstanding balances of construction and commercial loans, which were impaired.
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
     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructuring in any of the years presented.

TABLE X
NON-PERFORMING ASSETS
(Dollars in thousands)

	AS OF	AS OF
	JUNE 30, 2007	DECEMBER 31, 2006
Non-accrual loans:

Residential mortgage loans – held for sale (1) (2)	$4,237	$62,466
Residential mortgage loans – held for investment(2)	225,944	110,332

Total non-accrual residential mortgage loans	230,181	172,798

Other lending activities:
Construction loans	119,575	75,868
Commercial real estate loans	74,724	47,162
Commercial real estate loans – held for sale	—	3,384
Consumer loans	4,735	2,813
Commercial non-real estate loans	3,167	5,571
Lease financing receivable	842	1,075

Total non-accrual other lending activities	203,043	135,873

Total non-performing loans(3) (4)	433,224	308,671

OREO	31,284	33,197

Total NPAs of Doral Financial (consolidated)	464,508	341,868

Total NPAs as a percentage of the loans portfolio, net, and OREO	9.22%	6.63%

Total NPAs of Doral Financial as a percentage of consolidated total assets	4.32%	2.88%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	8.66%	6.02%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding mortgage loans held for sale) at end of period(5)	20.02%	27.69%

(1)	Does not include approximately $115.9 million and $100.3 million of GNMA defaulted loans (for which the Company has the option to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of June 30, 2007 and December 31, 2006, respectively.

(2)	During the second quarter of 2007, the Company transferred $1.3 billion of loans from the mortgage loan held for sale portfolio to the loans receivable portfolio.

(3)	Total non-performing loans exclude $129.1 million and $51.8 million as of June 30, 2007 and December 31, 2006, respectively, on certain construction loans, classified as substandard loans and performing in accordance with their contractual terms.

(4)	Total non-performing loans include $24.3 million of delinquent loans repurchased during the second quarter in connection with a recourse agreement with a local financial institution.

(5)	Refer to non-performing assets allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

         During the six months ended June 30, 2007, non-performing assets increased as a percentage of the loans portfolio and of total assets. The increase in non-performing assets reflected increased delinquency in the residential mortgages, construction loans and commercial real estate loan portfolios. These portfolios were affected by the overall deterioration of conditions in the Puerto Rico real estate market. The ratio of the allowance for loan and losses to total non-performing assets decreased principally because during the second quarter of 2007 the amount of non-performing residential loans increased substantially as a result of the transfer of $1.3 billion in loans from the held for sale portfolio to the loans receivable portfolio, as well as the repurchase pursuant to an existing recourse agreement of $24.3 million in delinquent residential mortgage loans from a local financial institution. Because of their secured nature and low loss expense the Company provides a lower allowance with this type of loan.

     The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.
TABLE Y
ALLOWANCE FOR LOAN AND LEASE LOSSES
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Allowance for Loan and Lease Losses:
Balance at beginning of period	$70,963	$39,330	$67,233	$35,044
Provision (recovery) for loan and lease losses:
Construction loans	1,701	2,763	1,817	6,562
Residential mortgage loans	11,212	205	12,355	788
Commercial real estate loans	1,681	1,129	3,177	635
Consumer loans	1,517	1,348	1,639	2,328
Lease financing	(136)	225	191	433
Commercial non-real estate loans	2,847	177	5,536	230
Land secured loans	427	25	123	69
Other(1)	73	—	473	—

Total provision for loan and lease losses	19,322	5,872	25,311	11,045

Charge — offs:
Construction loans	—	—	(513)	—
Residential mortgage loans	—	—	—	—
Commercial real estate loans	(879)	(90)	(879)	(133)
Consumer loans	(1,900)	(958)	(3,179)	(1,730)
Lease financing	(385)	—	(385)	—
Commercial non-real estate loans	(1,357)	(103)	(1,486)	(293)
Land secured loans	—	—	—	—

Total charge-offs	(4,521)	(1,151)	(6,442)	(2,156)

Recoveries:
Construction loans	—	—	—	—
Residential mortgage loans	—	—	—	—
Commercial real estate loans	—	6	—	6
Consumer loans	173	73	227	127
Lease financing	—	—	—	—
Commercial non-real estate loans	11	15	19	66
Land secured loans	—	—	—	—

Total recoveries	184	94	246	199

Net charge-offs	(4,337)	(1,057)	(6,196)	(1,957)

Other(1)	(73)	—	(473)	13

Balance at end of period	$85,875	$44,145	$85,875	$44,145

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	1.95%	1.27%	1.95%	1.27%
Provision for loan losses to net charge-offs on an annualized basis	445.52%	547.02%	408.51%	564.38%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.12%	0.04%	0.18%	0.09%

(1)	Amount represents the portion of allowance for loans transferred from loans receivable to mortgage loans held for sale, during the first quarter of 2007, in connection with the agreement to sell certain assets of Doral Bank NY.

     The increase in provisions between the first quarters of 2007 and 2006 reflects principally an increase related to the allowance for the Company’s residential mortgage and commercial non-real estate loan portfolios. The increase in the provision of the residential mortgage loan portfolio is principally related to the transfer of $1.3 billion of loans from the mortgage loans held for sale portfolio to the loans receivable portfolio, which resulted on an increase in the provision of $8.8 million. Also, the provision for loan losses reflects an increase in the commercial non-real estate loans as a result of deterioration in delinquency trends and declining economic conditions. For these reasons the allowance for loan losses continues to grow faster than charge-offs.
     Increase in charge-offs during the quarter and six month period ended June 30, 2007 as compared to the corresponding period in 2006 is principally due to the fact that charge-offs during the second quarter include credit accounts that had been fully provided for in previous quarters.
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
     On July 24, 2007, Doral Financial announced the appointment of a corporate-wide Chief Risk Officer, who is responsible for the analysis of non-market risks faced by the Company. The Chief Risk Officer will coordinate with the Company’s Internal Audit group on risk identification and monitoring throughout Doral Financial. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
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
     While official economic data is only available through February 2007, the economy of Puerto Rico appears to continue to underperform the U.S. economy. In its monthly Index of Economic Activity, the Puerto Rico Planning Board recorded a 0.1% increase on a monthly basis for February 2007. For the month of January 2007 the Index recorded growth of 0.2% after seven consecutive months of decreases. Furthermore, the government’s receipts for the first five months of the year are below projections, increasing the risk that additional revenue raising initiatives will be required to balance the budget. For more information on the current fiscal situation of the Commonwealth of Puerto Rico, please refer to Part I, Item 1. Business, “The Commonwealth of Puerto Rico — Current Fiscal Situation” and Item 1A. Risk Factors, in Part I of the Company’s 2006 Annual Report on Form 10-K.
     Inflation also generally results in increases in general and administrative expenses. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “Risk Management” above for a discussion of the effects of changes of interest rates on Doral Financial’s operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     The Company’s management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2006, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2006 Annual Report on Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007.
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
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2007, the Company continued to take certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2006. As part of this remediation program, the Company has added skilled resources, including outside consultants, to improve controls and increase the reliability of the financial closing process. Specifically, the Company hired a Chief Risk Officer who has taken the responsibility of establishing an enterprise-wide risk management program. The responsibilities of the Chief Risk Officer include, among other, managing the credit and loan workout functions and ensuring the completeness of the allowance for loan and lease losses and the related provision for loan loss accounts. In addition, the Company has continued to improve its controls over its financial close and reporting process. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Doral Financial has been to various legal proceedings arising as a result of the restatement of the Company’s financial statements for the years 2000 to 2004 and arising as a result of its stock purchase agreement with Holdings dated May 16, 2007. For information on these proceedings, please refer to Note “u” to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
     For a detailed discussion of certain risk factors that could affect Doral Financial’s results for future periods see Item 1A, Risk Factors, in Doral Financial’s 2006 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On July 19, 2007, pursuant to the stock purchase agreement, dated as of May 16, 2007, as amended, entered into by the Company and Doral Holdings, Doral Holdings purchased 968,263,968 newly issued shares of the Company’s common stock for $610 million in cash, without being registered under the Securities Act of 1933, as amended (the “Securities Act”), or qualified under state or Commonwealth of Puerto Rico securities or blue sky laws, in compliance with the exemption from Securities Act registration provided by Section 4(2) of the Securities Act. Following the closing of the transaction, Doral Holdings holds securities representing approximately 90.0% of the voting power of all of the Company’s shareholders.
     For additional information regarding the transaction, refer to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Stockholders Meeting of the Company was held on July 17, 2007. A quorum was obtained with 97,607,810 votes represented in person or by proxy, which represented approximately 90.42% of all votes eligible to be cast at the meeting. At the meeting, shareholders were asked to vote on the following matters:

     1. The private issuance of 968,253,968 shares of Doral Financial common stock for an aggregate purchase price of $610 million (or $0.63 per share) to Doral Holdings;
     2. A proposal to authorize and approve an amendment to Doral Financial’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s capital stock from 540,000,000 to 1,990,000,000 and the number of authorized shares of the Company’s common stock from 500,000,000 to 1,950,000,000;
     3. A proposal to authorize and approve an amendment to Doral Financial’s Restated Certificate of Incorporation to decrease the par value of the Company’s common stock from $1.00 to $.01 per share;
     4. A proposal to authorize and approve an amendment to Doral Financial’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock of 1-for-20 following the issuance to Doral Holdings, together with a corresponding reduction in the number of authorized shares of the Company’s common stock and capital stock;
     5. The election of ten directors of Doral Financial; and
     6. The ratification of the selection of PricewaterhouseCoopers LLP as Doral Financial’s independent registered public accounting firm for the fiscal year ending December 31, 2007.
     The results of the voting for each of the proposals is set forth below:
Issuance of 968,253,968 shares to Doral Holdings

For:	59,376,414
Against:	2,544,228
Abstain:	450,612
Broker Non-Votes:	2
Amendment to Doral Financial’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s capital stock and Common Stock

For:	59,299,534
Against:	2,661,762
Abstain:	409,958
Broker Non-Votes:	0
Amendment to Doral Financial’s Restated Certificate of Incorporation to decrease the par value of the Company’s common stock

For:	59,189,930
Against:	2,722,690
Abstain:	458,632
Broker Non-Votes:	0
Amendment to Doral Financial’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock of 1-for-20

For:	90,104,080
Against:	5,421,434
Abstain:	2,082,299
Broker Non-Votes:	0

Election of Directors

NOMINEES FOR ONE-YEAR TERM	VOTES FOR	VOTES WITHHELD
Dennis G. Buchert	90,026,459	7,581,351
Glen R. Wakeman	90,215,557	7,392,253
Edgar M. Cullman, Jr.	89,736,435	7,871,375
John L. Ernst	89,821,322	7,786,488
Peter A. Hoffman	89,913,007	7,694,803
John B. Hughes	89,959,481	7,648,329
Efraim Kier	85,972,174	11,635,636
Adolfo Marzol	89,996,554	7,611,256
Manuel Peña-Morros	90,436,117	7,171,693
Harold D. Vicente	90,374,672	7,233,138
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants for 2007

For:	90,796,521
Against:	5,076,977
Abstain:	1,734,313
Broker Non-Votes:	0
ITEM 5. OTHER INFORMATION
     Appointment of Principal Accounting Officer. On August 6, 2007, Laura Vázquez joined Doral Financial as Controller and Principal Accounting Officer. Prior to her appointment Ms. Vázquez served as First Senior Vice President and Comptroller of Santander BanCorp since September 2001. As part of her employment agreement, Ms. Vázquez is entitled to a base annual salary of $300,000 and a performance bonus of $120,000. Compensation package also included a one time signing bonus of $200,000.
     In connection with her appointment, Ms. Vázquez entered into an employment agreement, effective August 6, 2007. Ms. Vázquez served in Santander BanCorp for 18 years in which she held different positions within the finance functions.
     Sale of Investment Securities. Following the completion of the recapitalization, on August 2, 2007, Doral Financial’s newly constituted Board of Directors analyzed the Company’s intent of holding available-for-sale securities until maturity of recovery of losses based on the existing market conditions and approved the sale of approximately $1.9 billion in available-of-sale investment securities. The sale and the cancellation of related borrowings used to finance these securities were completed on August 8, 2007, at a pre-tax loss of approximately $130 million.
     NYSE Corporate Governance Standards. Following the consummation of the transaction, Doral Financial will qualify as a “controlled company” within the meaning of the New York Stock Exchange’s (“NYSE”) listing standards. Under the NYSE’s listing standards, a “controlled company” is a company of which more than 50% of the voting power is held by an individual, a group or another company. As a “controlled company”, Doral Financial would be exempt from certain corporate governance standards.
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

DORAL FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2007	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: August 9, 2007	/s/ Marangal I. Domingo
Marangal I. Domingo
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
10.1	—
Securityholders and Registration Rights Agreement, dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2007).

10.2	—
Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Sterns Merchant Manager III, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 26, 2007).

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