Form 10-Q
period 2007-09-30
DORAL FINANCIAL CORP
filed 2007-11-09
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Common stock: 53,810,111 outstanding as of November 2, 2007.

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE

PART I — FINANCIAL INFORMATION	3

Item 1 — Financial Statements	3

Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2007 and December 31, 2006	3

Consolidated Statements of Loss (Unaudited) — Quarters ended September 30, 2007 and September 30, 2006 and nine month periods ended September 30, 2007 and September 30, 2006	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Nine month periods ended September 30, 2007 and September 30, 2006	5

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Quarters ended September 30, 2007 and September 30, 2006 and nine month periods ended September 30, 2007 and September 30, 2006	6

Consolidated Statements of Cash Flows (Unaudited) — Nine month periods ended September 30, 2007 and September 30, 2006	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	79

Item 4 — Controls and Procedures	79

PART II — OTHER INFORMATION	80

Item 1 — Legal Proceedings	80

Item 1A — Risk Factors	80

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3 — Defaults Upon Senior Securities	80

Item 4 — Submission of Matters to a Vote of Security Holders	81

Item 5 — Other Information	81

Item 6 — Exhibits	81

SIGNATURES	82
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006

ASSETS
Cash and due from banks	$85,343	$227,127

Money market investments:
Money market investments with creditors’ right to repledge	49,041	234,296
Other money market investments	1,297,392	684,438

Total money market investments	1,346,433	918,734

Pledged investment securities that can be repledged:
Securities held for trading, at fair value	69,142	72,218
Securities available for sale, at fair value	617	2,209,439
Securities held to maturity, at amortized cost (market value of $1,375,318 in 2007; $1,746,760 in 2006)	1,455,782	1,823,661

Total pledged investment securities that can be repledged	1,525,541	4,105,318

Other investment securities:
Securities held for trading, at fair value	62,301	111,587
Securities available for sale, at fair value	308,287	199,247
Securities held to maturity, at amortized cost (market value of $356,407 in 2007; $254,592 in 2006)	368,338	259,276
Federal Home Loan Bank of NY (FHLB) stock, at cost	75,532	70,533

Total other investment securities	814,458	640,643

Total investment securities	2,339,999	4,745,961

Loans:
Loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge	193,395	442,161
Other loans held for sale, at lower of cost or market	257,551	1,326,929
Loans receivable, net of allowance for loan and lease losses (2007 - $87,616; 2006 - $67,233)	4,422,569	3,389,937

Total loans	4,873,515	5,159,027

Receivables and mortgage-servicing advances	61,876	58,187
Accrued interest receivable	39,641	64,363
Servicing assets, net	163,854	176,367
Premises and equipment, net	109,631	138,805
Real estate held for sale, net	35,404	33,197
Assets to be disposed on sale	12,955	—
Deferred tax asset	330,832	261,645
Other assets	106,083	73,011

Total assets	$9,505,566	$11,856,424

LIABILITIES
Deposits:
Non-interest-bearing deposits	$251,089	$327,186
Interest-bearing deposits	3,844,629	3,923,574

Total Deposits	4,095,718	4,250,760
Securities sold under agreements to repurchase	1,496,537	3,899,365
Advances from FHLB	1,271,000	1,034,500
Loans payable	416,279	444,443
Notes payable	283,995	923,913
Accrued expenses and other liabilities	521,474	400,039

Total liabilities	8,085,003	10,953,020

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2007 and 2006, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 53,810,110 shares issued and outstanding (includes a reduction of 1,852,500,000 shares authorized; 1,022,392,000 shares issued and outstanding as a result of the 1-for-20 reverse stock split effective on August 17, 2007); Common stock, $1 par value; 500,000,000 shares authorized; 107,948,236 shares issued and outstanding in 2006	538	107,948
Additional paid-in capital	848,598	166,495
Legal surplus	23,596	23,596
(Accumulated deficit) retained earnings	(24,312)	139,051
Accumulated other comprehensive loss, net of income tax expense of $7 in 2007 and income tax benefit $1,129 in 2006	(1,107)	(106,936)

Total stockholders’ equity	1,420,563	903,404

Total liabilities and stockholders’ equity	$9,505,566	$11,856,424

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Interest income:
Loans	$86,285	$97,821	$262,604	$364,388
Mortgage-backed securities	13,495	45,617	56,820	145,613
Interest-only strips (“IOs”)	1,650	1,631	4,539	4,956
Investment securities	21,612	29,969	76,498	89,837
Other interest-earning assets	11,819	12,257	44,891	38,616

Total interest income	134,861	187,295	445,352	643,410

Interest expense:
Deposits	39,147	41,125	126,040	111,340
Securities sold under agreements to repurchase	28,007	60,375	106,319	185,587
Advances from FHLB	13,477	11,394	40,121	33,181
Loans payable	7,190	14,948	22,124	110,637
Notes payable	7,605	15,305	38,520	44,458

Total interest expense	95,426	143,147	333,124	485,203

Net interest income	39,435	44,148	112,228	158,207

Provision for loan and lease losses	5,062	10,126	30,373	21,171

Net interest income after provision for loan and lease losses	34,373	34,022	81,855	137,036

Non-interest loss:
Net gain (loss) on mortgage loan sales and fees	201	15,597	1,185	(25,937)
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(23,905)	(21,545)	(19,992)	(39,046)
Net (loss) gain on sale of investment securities	(95,488)	—	(95,830)	63
Net loss on extinguishment of liabilities	(14,806)	—	(14,806)	—
Servicing income (loss) (net of mark-to-market adjustment for 2007, and net of amortization and impairment/recovery for 2006)	8,026	(2,963)	23,409	3,600
Commissions, fees and other income	6,882	7,392	23,469	28,638
Net premium on deposits sold (note “a”)	9,521	—	9,521	—

Total non-interest loss	(109,569)	(1,519)	(73,044)	(32,682)

Non-interest expenses:
Compensation and benefits	28,886	21,741	83,856	64,366
Taxes, other than payroll and income taxes	2,565	2,807	8,849	9,379
Advertising	2,397	2,593	6,327	8,414
Professional services	13,475	10,537	52,709	43,915
Communication and information systems	4,178	4,430	13,204	13,985
Occupancy and other office expenses	5,039	6,747	17,789	20,691
Depreciation and amortization	4,129	5,392	13,607	17,020
Other	12,549	6,071	28,714	17,143

Total non-interest expenses	73,218	60,318	225,055	194,913

Loss before income taxes	(148,414)	(27,815)	(216,244)	(90,559)
Income tax benefit (expense)	86,266	(839)	79,309	28,073

Net loss	$(62,148)	$(28,654)	$(136,935)	$(62,486)

Net loss attributable to common shareholders	$(70,472)	$(36,978)	$(161,909)	$(87,460)

Net loss per common share(1):

Basic	$(1.59)	$(6.85)	$(8.74)	$(16.21)

Diluted	$(1.59)	$(6.85)	$(8.74)	$(16.21)

Dividends per common share(1)	$0.00	$0.00	$0.00	$1.60

(1)	Net loss and dividends per common share give retroactively effect to the 1-for-20 reverse stock split effective August 17, 2007.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTH PERIOD
	ENDED SEPTEMBER 30,
	2007	2006
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	107,948	107,930
Change in par value $1 to $0.01	(106,869)	—
Issuance of common stock	9,683	—
Shares reduced as a result of 1-for-20 reverse stock split	(10,224)	—
Shares issued under stock option plan	—	18

Balance at end of period	538	107,948

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	166,495	165,609
Change in par value $1 to $0.01	106,869	—
Issuance of common stock	600,317	—
Cost of issuance	(39,790)	—
Shares converted as a result of 1-for-20 reverse stock split	10,224	—
Common shares issued under stock option plan	—	77
Stock-based compensation recognized	4,483	556

Balance at end of period	848,598	166,242

LEGAL SURPLUS	23,596	23,596

(ACCUMULATED DEFICIT) RETAINED EARNINGS:
Balance at beginning of period	139,051	404,885
Net loss	(136,935)	(62,486)
Cumulative effect of accounting change (adoption of SFAS No. 156)	926	—
Cumulative effect of accounting change (adoption of FIN 48)	(2,380)	—
Cash dividends declared on common stock	—	(8,634)
Cash dividends declared on preferred stock	(24,974)	(24,974)

Balance at end of period	(24,312)	308,791

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(106,936)	(125,461)
Other comprehensive income (loss), net of deferred tax	105,829	(25,934)

Balance at end of period	(1,107)	(151,395)

Total stockholders’ equity	$1,420,563	$1,028,432

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net loss	$(62,148)	$(28,654)	$(136,935)	$(62,486)

Other comprehensive income (loss), before tax:

Unrealized gains (losses) on securities arising during the period	36,518	106,185	11,102	(24,660)

Amortization of unrealized loss on securities reclassified to held to maturity	11	11	33	33

Reclassification of realized losses (gains) included in net loss	95,488	—	95,830	(63)

Other comprehensive income (loss), before tax	132,017	106,196	106,965	(24,690)

Income tax expense related to items of other comprehensive income (loss)	(1,302)	(6,961)	(1,136)	(1,244)

Other comprehensive income (loss)	130,715	99,235	105,829	(25,934)

Comprehensive income (loss), net of tax	$68,567	$70,581	$(31,106)	$(88,420)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(136,935)	$(62,486)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	4,483	556
Depreciation and amortization	13,607	17,020
Mark-to-market adjustment (2007) and amortization and impairment (2006) of servicing assets	8,214	27,481
Deferred tax benefit	(82,915)	(30,921)
Provision for loan and lease losses	30,373	21,171
Net premium on deposits sold	(9,521)	—
Amortization of premium (accretion of discount) on loans, investment securities and debt	5,681	3,457
Unrealized loss on loans held for sale	2,068	17,300
Net (increase) decrease on loans held for sale	(138,508)	2,086,858
Loss on sale of securities	102,868	5,416
Unrealized loss on trading securities	25,973	2,706
Decrease on securities held for trading	169,942	332,022
Amortization and net loss in the fair value of IOs	1,701	55,878
Decrease on derivative instruments	20,505	765
Decrease (increase) in receivables and mortgage servicing advances	1,829	(16,328)
Decrease in accrued interest receivable	22,649	18,452
Increase in other assets	(58,937)	(1,675)
Decrease in accrued expenses and other liabilities	(117,454)	(80,037)

Total adjustments	2,558	2,460,121

Net cash provided by operating activities	(134,377)	2,397,635

Cash flows from investing activities:
Purchases of securities available for sale	(46,741)	(46,023)
Principal repayment and sales of securities available for sale	2,305,985	689,029
Purchases of securities held to maturity	—	(13,000)
Principal repayment and maturities of securities held to maturity	158,631	34,605
Increase in FHLB stock	(4,999)	(578)
Net decrease (increase) of loans receivable	28,177	(229,533)
Proceeds from sale of servicing assets	7,000	—
Purchases of servicing assets	—	(210)
Purchases of premises and equipment	(6,789)	(8,230)
Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	(121,824)	—
Proceeds from sales of real estate held for sale	3,987	10,791

Net cash provided by investing activities	2,323,427	436,851

Cash flows from financing activities:
Increase in deposits	222,449	139,997
Decrease in securities sold under agreements to repurchase	(2,392,878)	(803,499)
Proceeds from advances from FHLB	790,790	100,000
Repayment of advances from FHLB	(440,000)	(35,000)
Repayment of secured borrowings	(28,164)	(2,665,230)
Repayment of notes payable	(640,358)	(82,375)
Payment of consent solicitation to bondholders	—	(1,297)
Issuance of common stock, net	610,000	95
Dividends paid	(24,974)	(33,608)

Net cash used in financing activities	(1,903,135)	(3,380,917)

Net increase (decrease) in cash and cash equivalents	$285,915	$(546,431)
Cash and cash equivalents at beginning of period	1,145,861	1,546,502

Cash and cash equivalents at the end of period	$1,431,776	$1,000,071

Cash and cash equivalents includes:
Cash and due from banks	$85,343	$144,955
Money market investments	1,346,433	855,116

	$1,431,776	$1,000,071

Supplemental schedule of non-cash activities:
Loan securitizations	$164,400	$192,054

Reclassification of securities held to maturity to held for trading in connection with to sale certain assets of Doral Bank NY	$91,045	$—

Reclassification of loans receivable to loans held for sale in connection with the sale certain assets of Doral Bank NY	$205,629	$—

Reclassification of premises and equipment to assets to be disposed on sale	$22,457	$—

Loans foreclosed	$14,141	$17,931

Reclassification of loans held for sale to loans receivable	$1,382,734	$885,910

Capitalization of servicing assets	$3,765	$48,720

Remeasurement of income taxes payable upon adoption of FIN 48	$2,380	$—

Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	$926	$—

Supplemental information for cash flows:
Cash used to pay interest	$349,343	$501,318

Cash used to pay income taxes	$3,202	$4,469

The Company sold certain assets and liabilities of Doral Bank NY The asset and liabilities values as of the sale date were as follows:
Assets:
Loans	$206,074
Securities	155,264
Property, leasehold improvements and equipment	9,400
Other assets	2,321

Total assets sold	$373,059

Liabilities:
Securities sold under agreement to repurchase	9,950
Deposits	377,491
Advances from FHLB	114,290
Other liabilities	2,674

Total liabilities sold	$504,405

Excess of liabilities over assets sold	(131,346)

Net premium on Deposits Sold	9,521

Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	$(121,824)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	On July 19, 2007, Doral Financial Corporation (“Doral Financial”) closed the sale of 968,253,968 shares of its common stock, $0.01 par value per share, to Doral Holdings Delaware, LLC (“Doral Holdings”). The shares were sold for an aggregate purchase price of $610 million, or $0.63 per share. Doral Holdings owns approximately 90% of the outstanding common shares the Company. In connection with this transaction, on July 17, 2007, Doral Financial amended its Restated Certificate of Incorporation to decrease the par value of the Company’s common stock from $1.00 to 0.01 per share.

In connection with the recapitalization transaction, on July 19, 2007, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank (“Doral Bank PR”). Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as a wholly owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. In connection with the transfer of mortgage servicing rights to Doral Bank PR, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions (“OCFI”) approved the distribution of a $155 million cash dividend from Doral Bank PR to Doral Financial.

As part of the restructuring of Doral Financial’s origination and servicing business, on July 18, 2007, Sana Mortgage Corporation (“Sana”) was merged with and into Doral Mortgage Corporation (“Doral Mortgage”) and Centro Hipotecario de Puerto Rico (“Centro Hipotecario”) was merged with and into Doral Financial, as tax free reorganizations.

On July 27, 2007, Doral Financial completed the sale of its 11 branches in the New York City Metropolitan Area. The transaction yielded the following results:

(In thousands)
Net deposit premium	$9,521

Mark-to-market of assets and liabilities sold
Securities held-for-trading	(9,816)
Securities available-for-sale	(926)
Loans held for sale	(2,068)
Repurchase agreements and advances from FHLB	(790)

Total mark-to-market of assets and liabilities sold	(13,600)

Net loss	$(4,079)

In connection with the transaction, Doral Bank NY received the authorization from the Office of Thrift Supervision (“OTS”) to effect a capital distribution of $50 million to Doral Financial, of which $45 million was paid on July 30, 2007.
The transactions described above resulted in the significant recapitalization of Doral Financial and provided Doral Financial with the funds needed to repay its $625 million floating rate senior notes which matured on July 20, 2007, to settle certain pending litigation related to the restatement and to pay transaction expenses.
On July 20, 2007, Doral Financial paid in full its $625 million floating rate senior notes due July 20, 2007.
On August 17, 2007, Doral Financial effected a 1-for-20 reverse split of its common stock previously approved by Doral Financial’s stockholders on July 17, 2007. Upon the effectiveness of the reverse split, each 20 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock. Doral Financial’s common stock began trading on a split-adjusted basis on August 20, 2007.
b.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, Doral Mortgage, Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
c.	The results of operations for the quarter and nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
d.	At September 30, 2007, escrow funds and custodial accounts included approximately $88.9 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $21.4 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $17.5 million and $17.0 million, respectively, as of September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended		Nine Month Period Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Net Loss:

Net loss	$(62,148)	$(28,654)	$(136,935)	$(62,486)

Convertible preferred stock dividend	(4,096)	(4,096)	(12,290)	(12,290)

Nonconvertible preferred stock dividend	(4,228)	(4,228)	(12,684)	(12,684)

Net loss attributable to common shareholders	$(70,472)	$(36,978)	$(161,909)	$(87,460)

Weighted-Average Shares(1) (2):

Basic weighted-average number of common shares outstanding(3)	44,338,061	5,397,412	18,520,268	5,396,940

Diluted weighted-average number of common shares outstanding	44,338,061	5,397,412	18,520,268	5,396,940

Net Loss per Common Share(2):

Basic	$(1.59)	$(6.85)	$(8.74)	$(16.21)

Diluted	$(1.59)	$(6.85)	$(8.74)	$(16.21)

(1)	For the quarter and nine month period ended September 30, 2007 and 2006, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Weighted-average shares and net loss per common share reflects the 1-for-20 reverse stock split effective August 17, 2007.

(3)	On July 19, 2007, restricted stock units amounting to 10,000 shares vested.
On August 17, 2007, Doral Financial’s effected a 1-for-20 reverse split of its common stock which had been previously approved by Doral Financial’s stockholders on July 17, 2007. Upon the effectiveness of the reverse split, each 20 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock.
f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Employee costs, gross	$31,703	$28,637	$90,108	$88,748
Deferred costs pursuant to SFAS 91	(2,817)	(6,896)	(6,252)	(24,382)

Employee cost, net	$28,886	$21,741	$83,856	$64,366

Other expenses, gross	$13,468	$7,084	$30,968	$20,381
Deferred costs pursuant to SFAS 91	(919)	(1,013)	(2,254)	(3,238)

Other expenses, net	$12,549	$6,071	$28,714	$17,143

As of September 30, 2007, the Company had a net deferred origination fee on loans held for sale and loans receivable amounting to approximately $0.9 million ($5.2 million as of December 31, 2006) and $ 9.8 million ($8.7 million as of December 31, 2006), respectively.
Decreases in deferred costs are mainly due to decreases in direct loan production expenditures during the quarter and nine month period ended September 30, 2007, as compared to the corresponding 2006 periods. Deferred origination costs were further reduced by lower success loan production ratios.
g.	Segment information

The Company operates in four reportable segments: mortgage banking activities, banking (including thrift operations), institutional securities operations and insurance agency activities. The Company’s segment reporting is organized by legal entity and aggregated by line of business consistent with the Company’s business model. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.

During 2006, the Company decided to reduce the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. As a result of this decision, Doral Securities’ operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”).

During 2006, the Company decided to consolidate all of its mortgage originations under a single Doral Mortgage brand, thus eliminating the mortgage banking operations of Sana Mortgage, Centro Hipotecario and HF Mortgage Bankers.

During 2007, in connection with the recapitalization transaction, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as a wholly owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, we have presented below segment information for the third quarter of 2007 with the new reportable segment structure as well as comparative segment information for the quarters and nine month periods ended September 30, 2007 and 2006, using the old report segment structure. In establishing the old reportable segment structure for the third quarter of 2007, the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR have been reclassified to the mortgage banking segment including the elimination of the dividend paid by Doral Bank PR to the Company as a result of the transfer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present net interest income (loss), non-interest income (loss), net (loss) income and identifiable assets at period end, for each of the Company’s reportable segments for the periods presented using the old reportable segment structure.
As of September 30, 2007, the net income of the mortgage banking segment is affected by the adjustment of the valuation allowance of the deferred tax asset. The banking segment is also impacted by the loss on sale of securities and the extinguishment of the liabilities during the third quarter of 2007.

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals
(In thousands)			QUARTER ENDED SEPTEMBER 30, 2007

Net interest income	$2,279	38,205	—	—	(1,049)	$39,435
Non-interest income (loss)	$17,673	(115,957)	228	2,015	(13,528)	$(109,569)
Net income (loss)	$65,686	(115,162)	268	96	(13,036)	$(62,148)
Identifiable assets	$2,165,557	7,631,882	2,728	20,384	(314,985)	$9,505,566

			QUARTER ENDED SEPTEMBER 30, 2006

Net interest (loss) income	$(3,236)	46,266	—	—	1,118	$44,148
Non-interest (loss) income	$(4,417)	11,645	149	2,180	(11,076)	$(1,519)
Net (loss) income	$(36,464)	16,489	(135)	823	(9,367)	$(28,654)
Identifiable assets	$2,803,755	11,272,925	1,953	19,281	(328,041)	$13,769,873

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals
(In thousands)		NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

Net interest (loss) income	$(8,028)	118,679	—	—	1,577	$112,228
Non-interest income (loss)	$45,280	(108,466)	516	7,127	(17,501)	$(73,044)
Net (loss) income	$(23,496)	(102,650)	371	2,388	(13,548)	$(136,935)
Identifiable assets	$2,165,557	7,631,882	2,728	20,384	(314,985)	$9,505,566

		NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

Net interest income	$4,480	149,942	587	—	3,198	$158,207
Non-interest (loss) income	$(38,568)	13,959	(458)	6,945	(14,560)	$(32,682)
Net (loss) income	$(105,950)	50,307	(512)	3,238	(9,569)	$(62,486)
Identifiable assets	$2,803,755	11,272,925	1,953	19,281	(328,041)	$13,769,873

*	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investment in subsidiaries accounted for at cost.
The following table presents net interest income (loss), non-interest income (loss), net (loss) income and identifiable assets at period end for each of the Company’s reportable segments for the quarter ended September 30, 2007 using the new reportable segment structure. The new reportable segment structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR as part of the banking segment and the associated dividend payment of $155.0 million in the mortgage banking segment.

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations	Totals
(In thousands)			QUARTER ENDED SEPTEMBER 30, 2007

Net interest income	$2,279	38,205	—	—	(1,049)	$39,435
Non-interest income (loss)	$165,245	(108,529)	228	2,015	(168,528)	$(109,569)
Net income (loss)	$221,164	(115,640)	268	96	(168,035)	$(62,147)
Identifiable assets	$2,165,557	$7,820,193	$2,728	$20,384	(503,296)	$9,505,566

*	The intersegment eliminations in the above table include servicing fees paid by the parent company to the banking subsidiaries recognized as a reduction of net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees. Also the intersegment elimination includes the dividend of $155.0 million paid by Doral Bank PR to the Company as a result of the transfer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present net interest income (loss), net (loss) income and identifiable assets at period end, for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

	Puerto Rico	Mainland US	Eliminations	Totals
(In thousands)		QUARTER ENDED SEPTEMBER 30, 2007

Net interest income	$36,559	2,890	(14)	$39,435
Non-interest (loss) income	$(115,230)	5,727	(66)	$(109,569)
Net (loss) income	$(64,891)	2,766	(23)	$(62,148)
Identifiable assets	$9,463,474	144,594	(102,502)	$9,505,566

		QUARTER ENDED SEPTEMBER 30, 2006

Net interest income	$38,221	5,893	34	$44,148
Non-interest (loss) income	$(1,859)	452	(112)	$(1,519)
Net (loss) income	$(29,654)	1,000	—	$(28,654)
Identifiable assets	$13,193,524	673,484	(97,135)	$13,769,873

	Puerto Rico	Mainland US	Eliminations	Totals
(In thousands)	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

Net interest income	$99,553	12,627	48	$112,228
Non-interest loss	$(69,900)	(2,883)	(261)	$(73,044)
Net loss	$(136,135)	(780)	(20)	$(136,935)
Identifiable assets	$9,463,474	144,594	(102,502)	$9,505,566

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

Net interest income	$140,435	17,684	88	$158,207
Non-interest (loss) income	$(33,371)	1,011	(322)	$(32,682)
Net (loss) income	$(65,964)	3,479	(1)	$(62,486)
Identifiable assets	$13,193,524	673,484	(97,135)	$13,769,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
h.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of September 30, 2007 and December 31, 2006.
SECURITIES HELD FOR TRADING

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2007	2006
Mortgage-backed securities:
GNMA exempt	$34,548	$52,969
GNMA taxable	12,064	19,374
CMO certificates	17,773	24,888
FHLMC and FNMA	8,628	9,343
Variable interest-only strips	50,660	48,864
Fixed interest-only strips	967	1,062
Derivatives(1)	6,777	27,282
Other	26	23

Total	$131,443	$183,805

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps, interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty; provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives totaled $484.0 million as of September 30, 2007 and $5.1 billion as of December 31, 2006. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s 11 existing branches in the New York City metropolitan area and certain other assets and will assume certain liabilities. Accordingly, during the first quarter of 2007, Doral Bank NY transferred some securities from the held to maturity portfolio to its held for trading portfolio and recognized a negative mark-to-market adjustment against earnings. On July 27, 2007, the Company completed the sale of approximately $85.2 million in FHLMC Notes and FHLMC Zero Coupon Notes in connection with the sale of Doral Bank NY’s branch network and certain related assets.
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2007 and December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2007
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$610	$15	$8	$617	7.42%

CMO CERTIFICATES
Due over ten years	262,272	66	15	262,323	6.48%

DEBT SECURITIES
FNMA NOTES
Due within one year	46,000	—	36	45,964	4.60%

	$308,882	$81	$59	$308,904	6.20%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2006
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$1,346,927	$17	$36,794	$1,310,150	4.62%

FNMA
Due over ten years	217,638	—	7,331	210,307	4.94%

DEBT SECURITIES
FHLB NOTES
Due over ten years	27,901	—	404	27,497	5.50%

FNMA NOTES
Due from one to five years	46,011	—	300	45,711	4.60%

U.S. TREASURY
Due within one year	100,032	—	376	99,656	1.97%
Due from five to ten years	761,100	—	45,735	715,365	3.65%

	$2,499,609	$17	$90,940	$2,408,686	4.26%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of September 30, 2007 and December 31, 2006.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
SECURITIES HELD TO MATURITY
AS OF SEPTEMBER 30, 2007
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$422	$10	$—	$432	5.87%
Due over ten years	3,272	114	—	3,386	6.83%

FNMA
Due over ten years	265,685	—	5,912	259,773	6.05%

CMO CERTIFICATES
Due over ten years	7,320	—	659	6,661	5.80%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	100,548	—	661	99,887	4.16%
Due over ten years	273,595	—	10,424	263,171	5.10%

FHLB ZERO COUPON
Due over ten years	135,008	—	8,460	126,548	6.50%

FHLMC ZERO COUPON
Due over ten years	239,160	—	11,713	227,447	5.83%

FHLMC and FNMA NOTES
Due over ten years	99,990	—	3,386	96,604	5.75%

P.R. HOUSING BANK
Due over ten years	6,870	22	23	6,869	5.73%

U.S. TREASURY
Due from five to ten years	201,068	—	14,068	187,000	3.52%
Due over ten years	471,257	293	37,150	434,400	4.31%

OTHER
Due within one year	6,900	—	68	6,832	3.98%
Due from one to five years	5,025	—	25	5,000	5.15%
Due over ten years	8,000	—	285	7,715	5.61%

	$1,824,120	$439	$92,834	$1,731,725	5.05%

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2006
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$656	$9	$—	$665	5.99%
Due over ten years	3,592	127	—	3,719	6.85%

FNMA
Due over ten years	291,905	2,587	964	293,528	6.05%

CMO CERTIFICATES
Due over ten years	8,209	—	542	7,667	5.79%

DEBT SECURITIES
FHLB NOTES
Due within one year	100,000	—	271	99,729	2.86%
Due from one to five years	100,671	—	2,327	98,344	4.15%
Due from five to ten years	50,000	—	625	49,375	4.13%
Due over ten years	273,594	—	13,555	260,039	5.10%

FHLB ZERO COUPON
Due over ten years	128,602	—	5,221	123,381	6.50%

FHLMC ZERO COUPON
Due over ten years	269,975	—	8,831	261,144	5.85%

FHLMC and FNMA NOTES
Due over ten years	149,989	—	4,357	145,632	5.65%

P.R. HOUSING BANK
Due from one to five years	5,000	11	—	5,011	6.00%
Due over ten years	7,235	—	—	7,235	5.72%

U.S. TREASURY
Due from five to ten years	201,195	—	12,758	188,437	3.52%
Due over ten years	472,364	1,083	36,194	437,253	4.31%

OTHER
Due within a year	25	—	—	25	5.30%
Due from one to five years	11,925	—	206	11,719	4.47%
Due over ten years	8,000	449	—	8,449	5.61%

	$2,082,937	$4,266	$85,851	$2,001,352	4.96%

i.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006.
SECURITIES
AVAILABLE FOR SALE
(As of September 30, 2007)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(In thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES

Mortgage-Backed Securities
GNMA	$75	$4	$164	$4	$239	$8
CMO CERTIFICATES	46,753	15	—	—	46,753	15

Debt Securities
FNMA Notes	—	—	45,964	36	45,964	36

	$46,828	$19	$46,128	$40	$92,956	$59

SECURITIES
AVAILABLE FOR SALE
(As of December 31, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(In thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES

Mortgage-Backed Securities
GNMA	$484	$15	$1,309,019	$36,779	$1,309,503	$36,794
FNMA	—	—	210,307	7,331	210,307	7,331

Debt Securities
FNMA Notes	45,711	300	—	—	45,711	300
FHLB Notes	—	—	27,497	404	27,497	404
U.S. Treasury	—	—	815,021	46,111	815,021	46,111

	$46,195	$315	$2,361,844	$90,625	$2,408,039	$90,940

As of September 30, 2007, securities available for sale included a net unrealized gain of $22,000, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $90.9 million. The change from a net unrealized loss position at December 31, 2006 to a net unrealized gain position at September 30, 2007 was principally due to by the sale of $1.9 billion in available-for-sale investment securities and the realization of a loss of $95.0 million during the third quarter of 2007. Also, decreases in interest rates resulted in the change from a net unrealized loss position at December 31, 2006 to a net unrealized gain position at September 30, 2007.

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of September 30, 2007, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

SECURITIES
HELD TO MATURITY
(As of September 30, 2007)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(In thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES

Mortgage-Backed Securities
FNMA	$224,184	$4,003	$35,589	$1,909	$259,773	$5,912
CMO Certificates	91	1	6,570	658	6,661	659

Debt Securities
FHLB Notes	—	—	363,058	11,085	363,058	11,085
FHLB Zero Coupon	—	—	126,548	8,460	126,548	8,460
FHLMC Zero Coupon	—	—	227,447	11,713	227,447	11,713
FHLMC and FNMA Notes	—	—	96,604	3,386	96,604	3,386
U.S. Treasury	54,662	1,479	561,500	49,739	616,162	51,218
Other	12,327	308	8,807	93	21,134	401

	$291,264	$5,791	$1,426,123	$87,043	$1,717,387	$92,834

SECURITIES
HELD TO MATURITY
(As of December 31, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(In thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES

Mortgage-Backed Securities
FNMA	$—	$—	$40,143	$964	$40,143	$964
CMO Certificates	148	1	7,519	541	7,667	542

Debt Securities
FHLB Notes	49,375	625	458,112	16,153	507,487	16,778
FHLB Zero Coupon	—	—	123,381	5,221	123,381	5,221
FHLMC Zero Coupon	—	—	261,144	8,831	261,144	8,831
FHLMC and FNMA Notes	11,858	391	133,774	3,966	145,632	4,357
U.S. Treasury	214,344	20,866	349,195	28,086	563,539	48,952
Other	4,954	46	6,739	160	11,693	206

	$280,679	$21,929	$1,380,007	$63,922	$1,660,686	$85,851

As of September 30, 2007, securities held to maturity included a net unrealized loss of $92.4 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $81.6 million. For the nine month period ended September 30, 2007, an increase in long-term interest rates resulted in the increase of the net unrealized loss position between December 31, 2006 and September 30, 2007.
The securities held by the Company are principally Federal Home Loan Bank notes, mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of September 30, 2007, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

j.	The following table sets forth certain information regarding Doral Financial’s loans held for sale as of the dates indicated:
LOANS HELD FOR SALE

(In thousands)	SEPTEMBER 30, 2007	DECEMBER 31, 2006
Conventional single family residential loans	$202,701	$1,371,088
FHA/VA loans	152,987	115,225
Mortgage loans on residential multifamily	—	5,621
Construction and commercial real estate loans	95,258	277,156

Total loans held for sale (1)	$450,946	$1,769,090

(1)	At September 30, 2007 and December 31, 2006, the loans held for sale portfolio includes $1.8 million and $23.2 million, respectively, related to interest-only loans.
During 2007, the Company performed a review of its loans held for sale portfolio. As a result of this review, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale and transferred during the second and third quarters of 2007, $1.3 billion and $41.9 million, respectively, of loans from the held for sale portfolio to its loan receivable portfolio, at lower-of-cost-or-market on an aggregated basis and no charge resulted.
On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s 11 existing branches in the New York City metropolitan area and certain other assets and will assume certain liabilities. Accordingly, during the first quarter of 2007, Doral Bank NY transferred some loans from the loans receivable portfolio to its loans held for sale portfolio at the lower-of-cost-or-market, and recorded a loss. On July 27, 2007, the Company completed the sale of approximately $209.1 million in loans as a result of the sale of Doral Bank NY’s branch network and certain related assets.
As of September 30, 2007, loans held for sale amounting to $193.4 million were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At September 30, 2007 and December 31, 2006, the loans held for sale portfolio includes $126.8 million and $100.3 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

k.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET

(Dollars in thousands)	SEPTEMBER 30, 2007		DECEMBER 31, 2006
	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$704,463	16%	$817,352	24%
Residential mortgage loans(2)	3,047,977	67%	1,785,454	52%
Commercial — secured by real estate	538,899	12%	541,891	16%
Consumer — other:
Personal loans	48,803	1%	37,896	1%
Auto loans	240	0%	426	0%
Credit cards	19,479	0%	20,086	0%
Overdrawn checking accounts	2,174	0%	324	0%
Revolving lines of credit	27,200	0%	28,229	0%
Lease financing receivables	36,055	1%	43,565	1%
Commercial non-real estate	70,166	2%	158,963	5%
Loans on savings deposits	10,899	0%	16,811	0%
Land secured	39,676	1%	42,769	1%

Loans receivable, gross(3)	4,546,031	100%	3,493,766	100%

Less:
Discount on loans transferred	(21,715)		(22,016)
Unearned interest and deferred loan fees, net	(14,131)		(14,580)
Allowance for loan and lease losses	(87,616)		(67,233)

	(123,462)		(103,829)

Loans receivable, net	$4,422,569		$3,389,937

(1)	Includes $630.1 million and $680.6 million of construction loans for residential housing projects as of September 30, 2007 and December 31, 2006, respectively. Also includes $74.4 million and $136.8 million of construction loans for commercial, condominiums and multifamily projects as of September 30, 2007 and December 31, 2006, respectively.

(2)	Includes $1.4 billion of loans transferred during the second and third quarters of 2007, from the loans held for sale portfolio to the loans receivable portfolio.

(3)	Includes $57.0 million and $42.6 million of interest-only loans, as of September 30, 2007 and December 31, 2006, respectively.
As of September 30, 2007, loans receivable amounting to $221.6 million were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard ratings are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. As of September 30, 2007, Doral Financial had a specific allowance amounting to $28.3 million, with respect to $230.4 million in outstanding balances of construction and commercial loans, which were impaired.
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
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2007	2006	2007	2006
Balance at beginning of period	$85,875	$44,145	$67,233	$35,044
Provision for loan and lease losses(1)	5,062	10,126	30,373	21,171
Losses charged to the allowance	(3,963)	(1,460)	(10,405)	(3,616)
Recoveries	169	200	415	399
Other	473	(93)	—	(80)

Balance at end of period	$87,616	$52,918	$87,616	$52,918

(1)	For the quarter and nine month period ended September 30, 2007, provision for loan and lease losses includes $198,000 and 9.0 million, respectively, related to the reclassification of $41.9 million and $1.4 billion, respectively, from the loans held for sale portfolio to the loans receivable portfolio.

l.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2007, the outstanding principal balance of the bonds was $49.2 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2007 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

m.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.

Effective January 1, 2007, under SFAS No. 156, Doral Financial elected to apply fair value accounting to its mortgage servicing rights (“MSR’s”). The Company determines the fair value of its MSRs on the basis of a third party market valuation for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios) stratified by predominant risk characteristics — loan type and coupon. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.

The Company, upon the remeasurement of the MSRs at fair value in accordance with SFAS No. 156 “Accounting for Servicing of Financial Assets”, recorded a cumulative effect adjustment to retained earnings (net of tax) as of the beginning of the 2007 fiscal year for the difference between the fair value and the carrying amount to bring December 2006 MSR balance to the fair value. The table below reconciles the balance of MSRs as of December 31, 2006 and January 1, 2007.

(In thousands)
Balance at December 31, 2006	$176,367
Adjustment upon adoption of SFAS No.156	1,517

Balance at January 1, 2007	$177,884

The change in servicing assets measured using the fair value method for the quarter and nine month period ended September 30, 2007 was:

	QUARTER ENDED	NINE MONTH PERIOD
(In thousands)	SEPTEMBER 30, 2007	ENDED SEPTEMBER 30, 2007
Balance at beginning of period	$164,569	$177,884
Sales of servicing assets(1)	—	(9,581)
Capitalization of servicing assets	1,219	3,765
Change in fair value	(1,934)	(8,214)

Balance at end of period(2)	$163,854	$163,854

(1)	Amount represent MSR sales related to $693.9 million in principal balance of mortgage loans.

(2)	Outstanding balance of loans serviced for third parties amounted to $10.5 billion as of September 30, 2007.
At September 30, 2007, and based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets was 7.1 years. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
The changes in servicing assets for the quarter and nine month period ended September 30, 2006 were as follow:

	QUARTER ENDED	NINE MONTH PERIOD
(In thousands)	SEPTEMBER 30, 2006	ENDED SEPTEMBER 30, 2006
Balance at beginning of period	$196,971	$156,812
Capitalization of servicing assets	1,858	48,720
Net servicing assets recognized as part of the restructured mortgage loan sale transactions	—	5,985
Rights purchased (sold)	(6)	210
Amortization	(9,572)	(22,476)

Balance before valuation allowance at end of period	189,251	189,251

Valuation allowance for temporary impairment	(11,241)	(11,241)

Balance at end of period(1)	$178,010	$178,010

Fair Value at September 30, 2006	$180,385	$180,385

(1)	Outstanding balance of loans serviced for third parties amounted to $11.9 billion as of September 30, 2006.
During 2006, impairment charges were recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance was adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum was not recognized. Other-than-temporary impairment, if any, was recognized as a direct write-down of the servicing asset, and the valuation allowance was applied to reduce the cost basis of the servicing asset.

Prior to its adoption of SFAS No. 156, changes in the Company’s impairment allowance for servicing assets were as follows:

	QUARTER ENDED	NINE MONTH PERIOD
(In thousands)	SEPTEMBER 30, 2006	ENDED SEPTEMBER 30, 2006
Balance at beginning of period	$6,383	$6,236
Temporary impairment charges	5,801	8,642
Recoveries	(943)	(3,637)

Balance at end of period	$11,241	$11,241

The following tables show the changes in the Company’s interest-only strips for each of the periods shown:
INTEREST-ONLY STRIPS ACTIVITY

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2007	2006	2007	2006
Balance at beginning of period	$49,755	$52,746	$49,926	$74,034
Amortization	(1,142)	(2,636)	(5,072)	(15,441)
Negative IO value eliminated as part of the mortgage loans sale transactions restructured (mortgage loans repurchased)	—	—	—	18,190
Negative value of IOs sold	—	—	—	16,189
Gain (loss) on the IO value	3,014	2,425	6,773	(40,437)

Balance at end of period	$51,627	$52,535	$51,627	$52,535

At September 30, 2007, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). These models resulted in constant prepayment rates of 11.28% and 14.90% for the Company’s servicing assets and 10.36% and 13.28% for the Company’s IOs, for the third quarters of 2007 and 2006, respectively, and in discount rates of 11.52% and 11.29% for the Company’s servicing assets and 10.87% and 12.44% for the Company’s IOs, for the third quarters of 2007 and 2006, respectively. The difference in trends in prepayment speeds between the MSR and IO portfolios reflects the different “burn-out” (or aging) of the portfolios. Whereas the Company continues to generate new MSRs, which impact the average life of the portfolio, it has not created IOs since 2005. Over time, the difference in “burn-out” between the portfolios leads to differences in the corresponding prepayment speeds. The difference in trends in discount rates between the MSR and IO portfolios largely reflects the state of, and uncertainties surrounding, the U.S. MSR market as of September 30, 2007.
The IO internal valuation model utilized a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to its components; the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. Doral Financial obtains the Z-spread from major investment banking firms. The weighted-averages of the key economic assumptions used by the Company in its external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2007, were as follows:

	Servicing	Interest-
(Dollars in thousands)	Assets	Only Strips
Carrying amount of retained interest	$163,854	$51,627
Weighted-average expected life (in years)	7.1	5.6

Constant prepayment rate (weighted-average annual rate)	11.28%	10.36%
Decrease in fair value due to 10% adverse change	$(4,771)	$(1,993)
Decrease in fair value due to 20% adverse change	$(9,200)	$(3,867)

Residual cash flow discount rate (weighted-average annual rate)	11.52%	10.87%
Decrease in fair value due to 10% adverse change	$(6,445)	$(1,320)
Decrease in fair value due to 20% adverse change	$(12,416)	$(2,571)
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
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of September 30, 2007, all mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

		Weighted-average
(Dollars in thousands)		expected life	Change in fair
Change in interest rates (basis points)	Constant prepayment rate	(Years)	value of IOs	% Change
+200	7.65%	6.6	$(2,911)	(6)%
+100	8.64%	6.2	(1,163)	(2)%
+50	9.36%	5.9	(415)	(1)%
Base	10.36%	5.6	0	0%
-50	12.11%	5.0	(705)	(1)%
-100	13.88%	4.6	(898)	(2)%
-200	16.45%	4.0	1,954	4%

n.	Stock Option and Other Incentive Plans. Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company, since in 2003 Doral Financial commenced expensing the fair vale of stock options granted to employees using the “modified prospective” method described in SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. SFAS 123R requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate.

The Company currently has one incentive plan, the Doral Financial Corporation Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. The Compensation Committee has full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards.

Prior to the Omnibus Plan, from April 16, 1997, to April 20, 2004, the Company offered an employee stock option plan (the “Old Plan”). All options awarded under the Old Plan were issued at market value at the date of the grants, for terms of ten years and vest ratably on an annual basis over a two-year period from the grant date.

In connection with the recapitalization transaction and in accordance with the provisions of the stock purchase agreement between the Company and Doral Holdings, on July 17, 2007, the Board of Directors ratified and approved the resolutions of the Compensation Committee to accelerate and terminate all stock options outstanding under the Company’s Omnibus Plan and the Old Plan effective upon the issuance of the shares of the Company’s common stock to Doral Holdings. In connection with the acceleration and termination of outstanding stock options, the Company recognized as compensation expense all unvested benefits prior to the closing of the transaction as follows:
•	For the Old Plan there were 18,225 options outstanding, all of which were fully vested as of July 19, 2007, and therefore no additional compensation expense was recorded.

•	For the Omnibus Plan, the Compensation Committee determined to cancel the outstanding options in exchange for a payment per share based on the change of control price, which at the time of the closing was determined to be $0.63. This resulted in a settlement payment of zero dollars. As of July 19, 2007, there were 1,615,500 options outstanding under the Omnibus Plan. The unrecognized compensation expense related to the termination of the 1,615,500 options was $2,960,122.
•	There were 200,000 (10,000 on a post-reverse split basis) restricted units outstanding under the Plan. The unrecognized compensation expense relate to the 200,000 restricted units was $865,283.
During the first quarter of 2007, the Company’s Compensation Committee awarded 155,000 stock options with a weighted average grant date fair value of $0.99 per share. No options were awarded during the second and third quarters of 2007. As noted above, in connection with the closing of the sale of shares of common stock to Doral Holdings all stock options outstanding as of July 19, 2007 were terminated and there were no options outstanding as of September 30, 2007.
Stock-based compensation recognized at September 30, 2007 is as follows:

		NINE MONTH
	QUARTER ENDED	PERIOD ENDED
(In thousands)	SEPTEMBER 30, 2007	SEPTEMBER 30, 2007
Stock-based compensation recognized	$—	$685
Stock-based compensation reversed due to pre-vesting forfeitures	—	(25)

Stock-based compensation recognized, net	$—	$660

Stock-based compensation recognized on termination of option plan	$3,823	$3,823

Unrecognized at September 30	$0	$0

The activity of stock options during the nine month period ended September 30, 2007 is set forth below:

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30, 2007
	Number of	Weighted-Average
	Options	Exercise Price
Beginning of period	1,695,050	$6.45
Options granted	155,000	2.54
Options exercised	—	—
Post-vesting cancellations	(120,575)	11.53
Pre-vesting cancellations forfeited	(95,750)	4.26

Balance prior termination	1,633,725	$5.84

Terminated	(1,633,725)	$0.00

Exercisable at period end	0	$0.00

     The fair value of the options granted in 2007 was estimated using the Binomial Tree option-pricing model, with the following assumptions:

2007
Weighted-average exercise price	$2.54
Stock option estimated fair value	$0.64-$1.30
Expected stock option term (years)	2.44 -- 7.87
Expected volatility	41.65% - 42.72%
Expected dividend yield	0%
Risk-free interest rate	4.70% - 5.02%
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
During 2007, no options were exercised. In connection with the closing of the sale of shares of common stock to Doral Holdings all stock options outstanding as July 19, 2007 were terminated.
On April 24, 2007, Doral Financial adopted the Doral Financial Corporation Key Employee Incentive Plan (the “Plan”), which the Company believes was essential to motivate its management and other key employees to commit significant additional time and effort to the implementation and consummation of the Company’s turnaround efforts (the “Turnaround”), and to align the Company’s goals and targets with their own. The Plan covers the period through the completion of the refinancing transaction, which occurred on

July 20, 2007. A consulting firm in the area of compensation and benefits was retained to advise the Company and the Compensation Committee on the structure of the Plan and on the establishment of target awards.
The Plan provided for the creation and establishment of incentive pools based on Company, team and individual performance in the following initiatives that were critical to the Turnaround: business development and continuity, regulatory compliance, resolution of legal contingencies, capital raising efforts and the timely filing of the Company’s financial reports. The Compensation Committee determined the Company’s level of achievement in each of these areas and established monthly bonus pools in each of April, May, June and July under the Plan on the basis of its determinations, taking into account, among other things, the Company’s financial condition.
There were approximately 100 participants in the plan, which included each of the Company’s named executive officers. Target award opportunities were established for participants, taking into account market compensation levels for similarly situated employees in the Company’s peer group and the practices of other companies in turnaround conditions. The maximum aggregate amount payable under the Plan was $17.0 million.
The Compensation Committee approved the payments made as of the first day of April, May, June and July of the performance pools for the achievement of the key turnaround initiatives up to that point, for an aggregate amount of $17.0 million. Of this aggregate amount, the following amounts were paid to the following officers: $7.0 million to the Chief Executive Officer, $1.8 million to the Chief Financial Officer, $1.2 million to the Chief Executive Officer of Doral Bank PR, $607,500 to the Chief Operations Officer and $810,000 to the General Counsel. Doral Financial’s compensation expense for 2007 includes $17.0 million related to payments under the Plan and associated benefit costs for the achievement of goals.
Individual awards were made from the pools according to each participant’s role, target award and performance of pre-established tasks and objectives with respect to the stated company goals, as determined by such participant’s supervisors and senior executives. The Compensation Committee alone evaluated the Chief Executive Officer’s performance.
On August 31, 2007, the Compensation Committee authorized the payment to the Chief Executive Officer (“CEO”) of $4.3 million remaining in an escrow account maintained on his behalf pursuant to the terms of his employment agreement. This amount was expensed during the third quarter of 2007. Under the terms of the CEO’s employment agreement the escrowed funds were originally payable in sixteen quarterly installments (adjusted for investment results) as long as he was employed by the Company. The CEO’s employment agreement was effectively amended and the escrow agreement was effectively terminated by the early release of the escrow funds.
During the third quarter of 2007, certain officers of the Company purchased limited partnership interests in Doral Holdings, L.P., at a price that represents a premium to the price paid by the original holder, representing approximately 1% of the total limited partnership interests for an aggregate of $7.3 million. Doral Holdings, L.P. is managing member of Doral Holdings, which owns approximately 90% of the outstanding shares of common stock of the Company.
In connection with the sale of shares of common stock to Doral Holdings, 200,000 restricted stock units awarded to the CEO pursuant to the terms of the employment agreement became fully vested in accordance with the terms of the Omnibus Plan.

o.	The following table summarizes deposit balances:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2007	2006
Certificates of deposit	$2,840,313	$2,947,892
Regular savings	331,072	442,796
NOW accounts	673,244	532,885
Non interest-bearing deposits	251,089	327,187

	$4,095,718	$4,250,760

p.	As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of SFAS No. 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. During the third quarter of 2007, the Company extinguished $1.7 billion of securities sold under agreements to repurchase, related to the sale of $1.9 billion of available-for-sale securities, and recognized a loss on extinguishment of $14.8 million. Securities sold under agreements to repurchase consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2007	2006
Non-callable repurchase agreements with maturities less than or equal to 90 days, at various fixed rates averaging 5.36% and 5.40% at September 30, 2007 and December 31, 2006, respectively.	$59,209	$277,687

Non-callable repurchase agreement with maturity less than or equal to 90 days, tied to 3-month LIBOR adjustable quarterly, averaging 5.59% at December 31, 2006.	—	20,000

Non-callable repurchase agreement with a maturity of March 2008, at a fixed rate of 5.15% at September 30, 2007.	10,000	—

Non-callable repurchase agreements with maturities ranging from May 2010 to June 2010 (2006 — April 2007 to June 2010), at various fixed rates averaging 4.15% and 4.24% at September 30, 2007 and December 31, 2006, respectively.	550,000	846,000

Non-callable repurchase agreements with maturities of January 2008 (2006 — November 2007 to January 2008), tied to 3-month LIBOR adjustable quarterly, averaging 5.53% at September 30, 2007 and December 31, 2006, respectively.	94,800	194,800

Callable repurchase agreements with maturities ranging from August 2009 to February 2014 (2006 — March 2008 to February 2014) at various fixed rates averaging 5.50% and 5.19% at September 30, 2007 and December 31, 2006, respectively.	782,528	960,878

Callable repurchase agreements due on March 22, 2015, and paid off in 2007, at various fixed rates during non-callable period averaging 3.22% at December 31, 2006, callable beginning on March 22, 2008. Beginning on March 22, 2008, the interest converts to an inverse floater (fixed rate minus 3-month LIBOR, subject to a cap).	—	1,500,000

Callable repurchase agreements with maturity of November 24, 2014, and paid off in 2007, tied to 3-month LIBOR adjustable quarterly, at a rate of 4.62% at December 31, 2006.	—	100,000

	$1,496,537	$3,899,365

q.	Advances from FHLB consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2007	2006
Non-callable advances with maturities ranging from October 2007 to November 2011 (2006 — January 2007 to October 2011), at various fixed rates averaging 4.77% and 4.85% at September 30, 2007 and December 31, 2006, respectively.	$767,000	$467,000

Non-callable advance due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, averaging at 5.33% at September 30, 2007.	200,000	—

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly, averaging at 5.36% at December 31, 2006.	—	100,000

Callable advances with maturities ranging from July 2009 to March 2012, at various fixed rates averaging 5.40% and 4.58% at September 30, 2007 and December 31, 2006, respectively, callable at various dates beginning on October 12, 2007 (2006 — January, 1, 2007).	304,000	467,500

	$1,271,000	$1,034,500

At September 30, 2007, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
r.	At September 30, 2007 and December 31, 2006, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2007	2006
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 6.85% and 6.86% at September 30, 2007 and December 31, 2006, respectively.	$390,357	$415,019

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.43% and 7.77% at September 30, 2007 and December 31, 2006, respectively.	25,922	29,424

	$416,279	$444,443

At September 30, 2007, $193.4 million of loans held for sale and $221.6 million of loans receivable were pledged to secure financing agreements with local financial institutions. At December 31, 2006, loans held for sale amounting to $442.2 million were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

s.	Notes payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2007	2006
$625 million floating rate senior notes tied to 3-month LIBOR (6.20% at December 31, 2006), due on July 20, 2007, paying interest quarterly	$—	$624,814

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,271	98,166

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,616	29,564

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,309	39,272

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,417	29,401

Senior term notes at a fixed rate of 8.55% due on August 31, 2007, paying interest semiannually on February 28 and August 31	—	9,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.30% to 6.90%, with maturities ranging from December 2007 to December 2029 (2006-June 2007 to December 2029), paying interest monthly	41,600	41,995

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Zero coupon senior notes (effective rate of 6.50%), due on April 30, 2007	—	2,456

Note payable with a local financial institutions, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly	38,182	41,645

	$283,995	$923,913

On July 20, 2007, the Company repaid in full its $625 million floating rate senior notes at their stated maturity.
t.	Income Taxes
Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter and nine month period ended September 30, 2007, the income tax for the Company’s U.S. subsidiaries amounted to an expense of approximately $3.0 million and a benefit of approximately $0.1 million, respectively, compared to an income tax expense of $0.8 million and $2.6 million, respectively, for the same periods in 2006.
The maximum statutory corporate income tax rate in Puerto Rico was 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in

Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional one year transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during the calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate is 39%.
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
For the quarter and nine month period ended September 30, 2007, Doral Financial recognized an income tax benefit of $86.3 million and $79.3 million, respectively, compared to an income tax expense of $0.8 million and a tax benefit of $28.1 million for the comparable 2006 periods. The recognition of income tax benefit for the third quarter and nine month period ended September 30, 2007 is mostly related to the release of the valuation allowance of the deferred tax asset. Primarily as a result of the recapitalization transaction, income tax expense for the third quarter of 2006 and tax benefit for the nine month period ended September 30, 2006 were mainly driven by changes in the projections of taxable income used to evaluate the realization of the tax assets.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. In assessing such projections in the third quarter of 2007, Doral Financial took into account the consummation of the recapitalization transaction, the repayment of the $625 million in senior notes, and the sale of $1.9 billion in available-for-sale securities and repayment of associated funding. The Company determined that $93.9 million of its deferred tax asset, related primarily to net operating losses, would not be realizable and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that under the PR Code Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the nine month period ended September 30, 2007, gross operating losses of $61.8 million were created. Based on the forecasted future taxable income the Company will not be able to obtain the full benefit of these net operating losses. The Company is currently assessing certain strategies that could result in a significant reduction in the valuation allowance of the deferred tax asset during the fourth quarter of 2007.
The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction of the IO tax asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period, repayment of the $625 million in senior notes, results of the de-leveraging plan, which includes loan growth of approximately $3.0 billion though purchases of single-family loans and the purchase of approximately $2.0 billion in securities. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO tax asset amortization to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. Negative evidence included the Company’s recorded losses for the year ended December 31, 2006 and first nine months of 2007 and the net short operating loss carry forward period of 7 years. Negative evidence also included the Risks Factors described in Item 1A of our

Annual Report on Form 10-K for the year ended December 31, 2006.
In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated to SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $424.7 million would not be realized. As a result, the Company recorded a valuation allowance. At September 30, 2007, the deferred tax asset, net of its valuation allowance of $93.9 million, amounted to approximately $330.8 million compared to $261.6 million at December 31, 2006.
Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.
The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings amounting to $2.4 million. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the quarter and nine month period ended September 30, 2007, the Company recognized approximately $0.4 million and $1.0 million in interest and penalties.
Unrecognized tax benefits as of September 30, 2007 amounted to $16.9 million. The amount of unrecognized tax benefits or liabilities may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.
The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2007, the statute of limitations for the years ended December 2003, 2004, 2005 and 2006 remained open.
u.	Guarantees
In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of September 30, 2007, the Company had outstanding $4.9 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.
Certain of the Company’s mortgage loan sale and securitization activities involve transfers of mortgage loans subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years) (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2007, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.3 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.1 billion. The Company conducted a reconciliation of its recourse portfolio with the records of FNMA and FHLMC and recorded an additional reserve for loans sold with recourse of $2 million. Doral Financial’s obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $12.0 million, as of September 30, 2007, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”
v.	Commitments and Contingencies
The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At September 30, 2007, commitments to extend credit amounted to approximately $258.1 million and commitments to sell mortgage-backed securities and loans amounted to approximately $97.0 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers. As of September 30, 2007, the Company entered into a commitment to purchase approximately $276.0 million residential mortgage loans from a third party at a discount that was determined on October 10, 2007, the settlement date.
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
Under the terms of the settlement agreement and a concurrent agreement entered into by insurers to the Company and its current and former directors and officers, the Company and insurers agreed to pay an aggregate of $129 million, of which insurers agreed to pay approximately $34 million. In addition, one or more individual defendants agreed to pay an aggregate amount of $1 million (in cash or Doral Financial stock). As part of the settlement, the Company also agreed to certain corporate governance enhancements.
On July 17, 2007, Doral Financial received final court approval of the settlement agreement from Judge Owen, and Judge Owen entered a final judgment dismissing with prejudice the consolidated securities class action and shareholder derivative litigation in accordance with the settlement. That order was not appealed and is now final and not appealable. Pursuant to that order, a lawsuit challenging the proposed recapitalization transaction captioned Augenbaum v. Doral Financial Corporation, et al. that had been filed in the Supreme Court of the State of New York (County of New York) was dismissed in August 2007.
In accordance with the terms of the settlement agreement, the Company funded the settlement in August, 2007. All amounts required to be paid by the Company under the settlement were reserved for and charged against earnings in 2006.

Other Lawsuits
On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 30, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by a former Chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (“RICO”) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs, expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided. Accordingly, no reserve has been established in the consolidated financial statements of Doral Financial.
In addition, on October 14, 2005, the Company and certain former officers and directors of the Company were named as defendants in an action brought by an individual plaintiff filed in the U.S. District Court for the Southern District of New York, alleging violations of federal securities laws and various Kentucky state laws similar to those alleged in the class action lawsuits. Plaintiff seeks compensatory damages in the amount of $292,000 for losses the plaintiff allegedly incurred in connection with Doral Financial securities purchased between January 19, 2005 and March 18, 2005, as well as unspecified punitive damages, interest, costs and other expenses. This action is at a very early stage and is pending before Judge Owen. Accordingly, no reserve has been established in the consolidated financial statements of Doral Financial.
Other Legal Matters
On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. Doral Financial is cooperating with the U.S. Attorney’s Office in this matter, including by producing documents and other information in response to the subpoena. Doral Financial cannot predict the outcome of any of the above litigation matters and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of this matter. Accordingly, no reserve has been established in the consolidated financial statements of Doral Financial.
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
Under the terms of the MOU, Doral Bank PR is required to correct certain violations of law, including certain violations regarding the BSA, within various timeframes. In particular, the MOU confirms the understanding that Doral Bank PR will operate with adequate management supervision and board of directors oversight on BSA related matters and will develop, adopt, and implement a system of internal controls designed to ensure full compliance with the BSA and certain other statutes, regulations, rules and/or guidelines issued or administered by the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”). The implementation of the MOU includes among other things, revisions of Doral Bank PR’s policies, procedures and processes with respect to independent testing and training programs to ensure full compliance with the BSA and OFAC; designating a BSA and OFAC officer; amending existing policies, procedures, and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; and engaging independent consultants to review account and transaction activity from September 1, 2005 through March 31, 2006 to determine compliance with suspicious activity reporting requirements and to review the effectiveness of the corrective actions taken in response to the MOU.
On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm-Leach-Bliley Act. Doral Financial has entered into an agreement with the Federal Reserve to correct certain deficiencies at Doral Bank PR within a 180-day period from receipt of the notice or such longer period as may be permitted by the Federal Reserve. On May 17, 2007, Doral Financial requested and received an extension from the Federal Reserve until October 1, 2007 to correct these deficiencies. Doral Financial is taking corrective actions to remain as a financial holding company and does not believe that the loss of financial holding company status would have a direct material adverse effect upon Doral Financial’s consolidated financial position or results of operations. To date, there has been no further action by the Federal Reserve in this regard.
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

Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument. In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. As of September 30, 2007 the Company does not have any convertible debt instruments.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact that this recently issued accounting standard may have on its consolidated financial statements.
Written Loan Commitments Recorded at Fair Value Through Earnings. On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, which supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the staff view expressed in SAB 105, that indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. This SAB is applicable on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company will be evaluating the effect, if any, of the adoption of this recently issued accounting bulletin on its consolidated financial statements commencing on January 1, 2008.

x.	Doral Financial Corporation Financial Information
The following condensed financial information presents the financial position of the Doral Financial (Parent Company) only as of September 30, 2007 and December 31, 2006, and the results of its operations and cash flows for each of the nine month period ended September 30, 2007 and 2006.
Doral Financial Corporation
(Parent Company Only)
Statements of Financial Condition

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2007	2006
Assets:

Cash and cash equivalents	$121,414	$164,781

Investment securities:
Trading securities, at fair value	131,037	118,166
Securities available for sale, at fair value	46,580	46,841
Securities held to maturity, at amortized cost	182,928	117,980

Total investment securities	360,545	282,987

Mortgage loans held for sale, at lower of cost or market	205,274	722,778
Loans receivable, net	611,673	254,492
Servicing assets, net	—	176,018
Premises and equipment, net	8,675	11,067
Other assets	424,657	290,710
Investments in subsidiaries, at equity	658,684	950,745

Total assets	$2,390,922	$2,853,578

Liabilities and Stockholders’ Equity:

Securities sold under agreements to repurchase	$249,263	$252,941
Loans payable	416,279	444,443
Notes payable	234,795	874,318
Accounts payable and other liabilities	70,022	378,472
Stockholders’ equity	1,420,563	903,404

Total liabilities and stockholders’ equity	$2,390,922	$2,853,578

Doral Financial Corporation
(Parent Company Only)
Statements of Income

	QUARTER ENDED SEPTEMBER 30,		NINE MONTH PERIOD ENDED SEPTEMBER 30,
(In thousands)	2007	2006	2007	2006
Income:
Dividends from subsidiaries	$165,059	$8,338	$165,059	$8,338
Interest income	21,029	28,889	63,175	167,375
Net gain (loss) on mortgage loan sales and fees	5	10,587	4,108	(7,266)
Net loss on securities held for trading	(5,656)	(18,181)	(7,062)	(26,661)
Servicing income (loss), net of amortization and impairment	2,029	(1,867)	20,056	6,922
Other income (loss)	19	(102)	139	3,329

Total income	182,485	27,664	245,475	152,037

Expenses:
Interest expense	18,396	33,437	73,033	167,708
Loan servicing, administrative and general expenses	27,933	27,062	102,917	87,109
Provision for loan losses	800	914	7,898	737

Total expenses	47,129	61,413	183,848	255,554

Gain (loss) before income taxes and equity in earnings of subsidiaries	135,356	(33,749)	61,627	(103,517)

Income tax benefit	88,209	13,753	99,871	38,342

Equity in undistributed (losses) earnings of subsidiaries	(285,713)	(8,658)	(298,433)	2,689

Net loss	$(62,148)	$(28,654)	$(136,935)	$(62,486)

Doral Financial Corporation
(Parent Company Only)
Statements of Cash Flows

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(136,935)	$(62,486)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in earnings (losses) of subsidiaries	133,374	(11,027)
Loss on sale of securities	101	4,990
Depreciation and amortization	1,432	2,106
Amortization and impairment of servicing assets	6,279	27,452
Provision for loan losses	7,898	737
Stock-based compensation recognized	4,483	556
Deferred tax benefit	(102,572)	(38,342)
Originations and purchases of loans held for sale	(38,915)	(867,762)
Principal repayments and sales of loans held for sale	197,048	3,718,727
(Increase) decrease in trading securities	(12,972)	121,106
Dividends received from subsidiaries	165,059	8,338
Decrease (Increase) in prepaid expenses and other assets	157,468	(6,614)
Decrease accounts payable and other liabilities	(308,989)	(62,774)

Total adjustments	209,694	2,897,493

Net cash (used in) provided by operating activities	72,759	2,835,007

Cash flows from investing activities:
Principal repayments and maturities of securities held to maturity	(64,948)	1,466
Purchases of securities available for sale	—	(46,023)
Principal repayments and sales of securities available for sale	477	184
Origination of loans receivable	(1,137)	(1,221)
Principal repayment of loans receivable	(7,118)	(170,001)
Proceeds from sale of servicing assets	7,000	—
Purchase of servicing assets	—	(210)
Return of investment	35,939	7,662

Net cash provided (used in) by investing activities	(29,787)	(208,143)

Cash flows from financing activities:
Decrease in securities sold under agreements to repurchase	(3,678)	(167,579)
Decrease in loans payable	(28,164)	(2,665,230)
Decrease in notes payable	(639,523)	(82,774)
Issuance of common stock, net	610,000	95
Dividends paid	(24,974)	(33,608)

Net cash used in financing activities	(86,339)	(2,949,096)

Net decrease in cash and cash equivalents	(43,367)	(322,232)
Cash and cash equivalents at beginning of year	164,781	470,497

Cash and cash equivalents at the end of period	$121,414	$148,265

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
     Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	the relative strength or weakness of the Puerto Rico and the United States economies;

•	changes in interest rates and the potential impact of such changes in interest rates on Doral Financial’s net interest income;

•	the performance of U.S. capital markets;

•	the fiscal and monetary policy of the federal government and its agencies;

•	the relative strength or weakness of the real estate markets and of the consumer or commercial credit sectors and its impact in the credit quality of Doral Financial’s loans and other assets;

•	Doral Financial’s ability to derive sufficient income to realize the benefit of its deferred tax assets;

•	potential adverse development from ongoing enforcement actions by bank regulatory agencies;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     Moreover, the outcome of legal proceedings, as discussed in “Part II, Item 1, Legal Proceedings”, is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.
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
RECENT DEVELOPMENTS
     Recapitalization Process. On July 19, 2007, Doral Financial closed the sale of 968,253,968 shares of its common stock, $0.01 par value per share, to Doral Holdings Delaware, LLC (“Doral Holdings”). The shares were sold for an aggregate purchase price of $610 million, or $0.63 per share. Following the closing of the transaction, Doral Holdings owns approximately 90% of the outstanding common shares the Company.
     In connection with the recapitalization transaction, on July 19, 2007, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business will be conducted by Doral Mortgage as a wholly owned subsidiary of Doral Bank PR and Doral Financial’s servicing business will be operated from Doral Bank PR. In connection with the transfer of the mortgage servicing rights to Doral Bank PR, the FDIC and the OCFI approved the distribution of a $155 million cash dividend from Doral Bank PR to Doral Financial.
     As part of the restructuring of Doral Financial’s origination and servicing business, on July 18, 2007, Sana was merged with and into Doral Mortgage and Centro Hipotecario was merged with and into Doral Financial.
     On July 27, 2007, Doral Financial completed the sale of Doral Bank NY’s 11 branches in the New York City Metropolitan Area and certain related assets to New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp. The transaction resulted in a deposit premium to Doral Bank NY of approximately $9.8 million. In connection with the transaction, Doral Bank NY received the authorization from the OTS to effect a capital distribution of $50 million from Doral Bank NY to Doral Financial, of which $45 million was paid on July 30, 2007.
     The transactions described above resulted in the significant recapitalization of Doral Financial and provided Doral Financial with the funds needed to repay its $625 million floating rate senior notes due July 20, 2007, to settle certain pending litigation related to the restatement and to pay transaction expenses.
     Settlement Agreement. On July 17, 2007, Doral Financial received final court approval from the U.S. District Court for the Southern District of New York of the settlement agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its previously issued financial statements. The settlement amount was paid in August 2007.

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
     In addition, Frank W. Baier, David E. King, Howard M. Levkowitz, Michael J. O’Hanlon, and Ori Uziel were elected to serve as directors of the Company:
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
     Reverse Stock Split. On August 17, 2007, Doral Financial effected a 1-for-20 reverse split of its common stock previously approved by Doral Financial’s stockholders on July 17, 2007. Upon the effectiveness of the reverse split, the Company’s shareholders received one new share of Doral Financial common stock for every twenty shares they held. Doral Financial’s common stock began trading on a split-adjusted basis on August 20, 2007.
     Senior Management Appointments. During the third quarter of 2007, the following officers were appointed to senior management positions:
•	On July 24, 2007, Doral Financial announced the appointment of Paul Makowski as Executive Vice President and Chief Risk Officer. Prior to joining Doral Financial, Mr. Makowski served as Consumer Real Estate Risk Executive at Bank of America in Charlotte, North Carolina.

•	On August 6, 2007, Laura Vázquez joined Doral Financial as Controller and Principal Accounting Officer. Prior to her appointment, Ms. Vázquez served as First Senior Vice President and Comptroller of Santander BanCorp.

OVERVIEW OF RESULTS OF OPERATIONS
     Net loss for the quarter ended September 30, 2007 amounted to $62.1 million, compared to $28.7 million for the comparable 2006 period. Doral Financial’s financial performance for the third quarter of 2007, compared to the third quarter of 2006, was principally impacted by (1) significant non-interest losses driven primarily by (i) losses on the sale of investment securities, and (ii) a loss on extinguishment of liabilities, related to losses on the sale of investment securities; and, (2) incremental non-interest expenses mostly related to the increases in compensation and benefits, professional services and other expenses. These unfavorable effects on the losses before income taxes were partially offset by an income tax benefit principally related to a decrease in the valuation allowance of the Company’s deferred tax assets.
     The highlights of the Company’s financial results for the quarter ended September 30, 2007 included the following:
•	Net loss attributable to common shareholders for the third quarter of 2007 amounted to $70.5 million, or a diluted loss per share of $1.59, compared to net loss of $37.0 million, or a diluted loss per share of $6.85, for the third quarter of 2006.

•	Net interest income for the third quarter of 2007 was $39.4 million, compared to $44.1 million for the same period in 2006. The decrease in net interest income for 2007, compared to 2006, was related to a decrease in interest income due to the sale of $1.9 billion in available-for-sale investment securities. This was partially offset by the reduction in interest expense related to the termination of the funding associated with the investment securities sold and to the repayment of $625 million in senior notes due on July 20, 2007 which was funded primarily from the $610 million equity investment by Doral Holdings on July 19, 2007, reducing the leverage of Doral Financial. This reduction in leverage also resulted in the increase in the net interest margin from 1.34% in the third quarter of 2006 to 1.81% in the third quarter of 2007 (see Tables A and C below for information regarding the Company’s net interest income). Average interest-earning assets decreased from $13.1 billion during the third quarter of 2006 to $8.7 billion for the third quarter of 2007, while the interest bearing-liabilities decreased from $12.5 billion to $8.1 billion, respectively.

•	For the third quarter of 2007, the provision for loan and lease losses was $5.1 million, compared to $10.1 million for the same period in 2006. The decrease in the provision for loan losses is principally related to the stabilization of delinquencies in the various loan receivable portfolios, following a period of substantial increases in the allowance for loan and lease losses over the last 18 months. Management remains cautious about the current economic environment and its potential impact on delinquencies and credit losses.

•	Non-interest loss for the third quarter of 2007 was $109.6 million, compared to a non-interest loss of $1.5 million for the same period in 2006. The non-interest loss during the third quarter of 2007 compared to the same period in 2006 was primarily driven by a significant loss related to the sale of $1.9 billion in available-for-sale investment securities. The sale and the cancellation of related borrowings used to finance these securities were completed during the third quarter of 2007, at a total pre-tax loss of approximately $126.2 million, consisting of a loss of $16.4 million on economic hedging transactions, a loss of $95.0 million on sale of investment securities, and a net loss on extinguishment of liabilities of $14.8 million. This loss was partly offset by gains from the sale of Doral Bank NY’s branch network and related assets which net $5.4 million during the third quarter of 2007. Non-interest income from the operations for the quarter of 2007, without taking into consideration the sale of the securities and deposits and related transactions was $11.3 million.

•	Non-interest expense for the third quarter of 2007 was $73.2 million, compared to $60.3 million for the same period in 2006. The increase in non-interest expense for the quarter was driven primarily by a $10.4 million increase in non-recurring compensation and benefits expenses, related to the recognition of $3.8 million of stock-based compensation related to the termination of stock options and the payment of $4.4 million remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement, the payment of $1.5 million in severance payments and the final $1.8 million payment for the Key Employee Incentive Plan. Non-interest expense for the third quarter of 2007 also reflects an increase of $6.5 million in other expenses principally associated with the recognition of a provision for possible losses from lawsuits arising in the ordinary course of business of approximately $1.0 million, interest paid on the settlement of the shareholder lawsuit of $1.3 million, increase in the recourse liability of $1.4 million, write off of certain uncollectible commissions of approximately $1.1 million and expenses related to foreclosure claims of approximately $1.2 million.

•	For the third quarter of 2007, Doral Financial recognized an income tax benefit of $86.3 million, compared to an income tax expense of $0.8 million for the corresponding period in 2006. The recognition of income tax benefit for the third quarter of 2007 is mostly related to the release of the valuation allowance of the deferred tax asset, primarily as a result of the recapitalization transaction of the Company.

•	During the third quarter of 2007, the Company had other comprehensive income of approximately $130.7 million related principally to the reversal of the other comprehensive losses related to the $1.9 billion of available-for-sale investment securities as of June 30, 2007, as the securities were sold during the quarter of 2007, and the loss was recognized in the statement of loss. As of September 30, 2007, the Company’s balance for accumulated other comprehensive loss (net of income tax benefit) decreased to $1.1 million, compared to $106.9 million as of December 31, 2006.

•	Doral Financial’s loan production for the third quarter of 2007 was $354.0 million, compared to $329.1 million for the comparable period in 2006, an increase of approximately 8%. The increase in Doral Financial’s loan production for the third quarter of 2007 is primarily the result of purchases of mortgage loans from third parties amounting to $21.1 million. During the third quarter of 2006, the Company’s did not purchase mortgage loans from third parties.

•	Total assets as of September 30, 2007 were $9.5 billion, a decrease of 20% compared to $11.9 billion as of December 31, 2006. The decrease in total assets during 2007 was due primarily to a decrease in the Company’s securities portfolio of $1.9 billion, a result of the sale of available-for-sale investment securities during the third quarter of 2007. After the completion of the recapitalization, Doral Financial’s newly constituted Board of Directors reassessed, based on existing market conditions, the Company’s intent of holding available-for-sale securities until maturity or recovery of losses and approved the sale of approximately $1.9 billion in available-for-sale investment securities. The sale and the cancellation of related borrowings used to finance these securities were completed on August 8, 2007.

CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of September 30, 2007. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
     Other than the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement 109” (“FIN 48”), and SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156” as of January 1, 2007), the Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s 2006 Annual Report on Form 10-K. For additional information on the initial adoption of FIN 48 and on the valuation of the Company’s mortgage servicing rights, please refer to note “t” and “m”, respectively, to the unaudited interim financial statements included in this Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
     The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain (loss) on mortgage loan sales and fees; (3) servicing income (loss); (4) trading activities; (5) investment activities; and (6) commissions, fees and other income.
NET INTEREST INCOME
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, Doral Financial maintained a portfolio of fixed-rate investment securities with a carrying value of approximately $2.0 billion as of September 30, 2007. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call rights thereby adversely impacting the Company’s interest rate margin. Refer to “— Risk Management” below for additional information on the Company’s exposure to interest rate risk.
     Net interest income for the quarter and nine month period ended September 30, 2007 was $39.4 million and $112.2 million, respectively, compared to $44.1 million and $158.2 million in the corresponding 2006 periods, a decrease of 11% and 29%, respectively. The decrease in net interest income for the third quarter and for the nine month period ended September 30, 2007, compared to the corresponding 2006 periods, was due to a reduction in interest-earning assets, partially offset by a parallel decrease in interest-bearing liabilities, resulting in an increase in the net interest margin from 1.34% in the third quarter of 2006 to 1.81% in the third quarter of 2007, and from 1.41% in the nine month period ended September 30, 2006 to 1.50% in the corresponding period of 2007.
     The increase in net interest rate margin during the quarter and nine month period ended September 30, 2007, as compared to the same periods of 2006, was due primarily to the recapitalization of the Company and the sale of available-for-sale investment securities during the third quarter of 2007. The recapitalization had the effect of replacing debt for equity therefore increasing the net interest margin. The sale of available-for-sale investment securities also had the effect of increasing the net interest margin because the net spread between the assets and liabilities funding the assets was dilutive to the net interest margin and therefore the sale contributed positively to increasing the margin.
     The reduction in the average balance of the interest-earning assets reflects a decrease in the average balance of mortgage-backed securities and investment securities due to the sale of approximately $1.9 billion in available-for-sale investment securities during the third quarter of 2007, as a result of a reassessment, based on existing market conditions, of the Company’s intent of holding available-for-sale securities until maturity or recovery of losses. The cancellation of related borrowings used to finance these securities also impacted the average balances reflected primarily on the decrease of the average of repurchased agreements.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	QUARTER ENDED SEPTEMBER 30,
	2007			2006
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$4,962,065	$86,285	6.90%	$5,684,980	$97,821	6.83%
Mortgage-backed securities	872,737	13,495	6.13%	3,608,227	45,617	5.02%
Interest-only strips	60,223	1,650	10.87%	52,016	1,631	12.44%
Investment securities	1,934,863	21,612	4.43%	2,782,123	29,969	4.27%
Other interest-earning assets	828,865	11,819	5.66%	968,472	12,257	5.02%

Total interest-earning assets/interest income	8,658,753	$134,861	6.18%	13,095,818	$187,295	5.67%

Total non-interest-earning assets	1,097,282			690,384

Total assets	$9,756,035			$13,786,202

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,716,860	$39,147	4.18%	$4,270,692	$41,125	3.82%
Repurchase agreements	2,472,871	28,007	4.49%	5,392,295	60,375	4.44%
Advances from FHLB	1,100,910	13,477	4.86%	1,037,924	11,394	4.36%
Loans payable	421,724	7,190	6.76%	932,594	14,948	6.36%
Notes payable	419,708	7,605	7.19%	886,994	15,305	6.85%

Total interest-bearing liabilities/interest expense	8,132,073	$95,426	4.66%	12,520,499	$143,147	4.54%

Total non-interest-bearing liabilities	352,169			316,996

Total liabilities	8,484,242			12,837,495
Stockholders’ equity	1,271,793			948,707

Total liabilities and stockholders’ equity	$9,756,035			$13,786,202

Net interest-earning assets	$526,680			$575,319
Net interest income on a non-taxable equivalent basis		$39,435			$44,148

Interest rate spread(3)			1.52%			1.13%
Interest rate margin(4)			1.81%			1.34%
Net interest-earning assets ratio			106.48%			104.60%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.4 million and $0.3 million for the third quarter of 2007 and 2006, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2007			2006
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,073,794	$262,604	6.92%	$7,194,665	$364,388	6.77%
Mortgage-backed securities	1,415,581	56,820	5.37%	3,847,985	145,613	5.06%
Interest-only strips	54,476	4,539	11.14%	51,686	4,956	12.82%
Investment securities	2,326,134	76,498	4.40%	2,846,379	89,837	4.22%
Other interest-earning assets	1,163,009	44,891	5.16%	1,101,986	38,616	4.69%

Total interest-earning assets/interest income	10,032,994	$445,352	5.93%	15,042,701	$643,410	5.72%

Total non-interest-earning assets	860,853			958,341

Total assets	$10,893,847			$16,001,042

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,039,828	$126,040	4.17%	$4,219,329	$111,340	3.53%
Repurchase agreements	3,236,232	106,319	4.39%	5,710,534	185,587	4.35%
Advances from FHLB	1,049,662	40,121	5.11%	1,036,515	33,181	4.28%
Loans payable	429,802	22,124	6.88%	2,510,349	110,637	5.89%
Notes payable	752,806	38,520	6.84%	897,494	44,458	6.62%

Total interest-bearing liabilities/interest expense	9,508,330	$333,124	4.68%	14,374,221	$485,203	4.51%

Total non-interest-bearing liabilities	401,473			605,316

Total liabilities	9,909,803			14,979,537
Stockholders’ equity	984,044			1,021,505

Total liabilities and stockholders’ equity	$10,893,847			$16,001,042

Net interest-earning assets	$524,664			$668,480
Net interest income on a non-taxable equivalent basis		$112,228			$158,207

Interest rate spread(3)			1.25%			1.21%
Interest rate margin(4)			1.50%			1.41%
Net interest-earning assets ratio			105.52%			104.65%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $2.2 million and $2.1 million for the nine month period ended September 30, 2007 and 2006, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(In thousands)

	QUARTER ENDED
	SEPTEMBER 30,
	2007 COMPARED TO 2006
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$(12,400)	$864	$(11,536)
Mortgage-backed securities	(34,530)	2,408	(32,122)
Interest-only strips	255	(236)	19
Investment securities	(9,125)	768	(8,357)
Other interest-earning assets	(1,759)	1,321	(438)

TOTAL INTEREST INCOME VARIANCE	(57,559)	5,125	(52,434)

INTEREST EXPENSE VARIANCE
Deposits	(5,310)	3,332	(1,978)
Repurchase agreements	(32,674)	306	(32,368)
Advances from FHLB	693	1,390	2,083
Loans payable	(8,177)	419	(7,758)
Notes payable	(8,055)	355	(7,700)

TOTAL INTEREST EXPENSE VARIANCE	(53,523)	5,802	(47,721)

NET INTEREST INCOME VARIANCE	$(4,036)	$(677)	$(4,713)

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(In thousands)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2007 COMPARED TO 2006
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$(107,502)	$5,718	$(101,784)
Mortgage-backed securities	(92,092)	3,299	(88,793)
Interest-only strips	269	(686)	(417)
Investment securities	(16,477)	3,138	(13,339)
Other interest-earning assets	2,156	4,119	6,275

TOTAL INTEREST INCOME VARIANCE	(213,646)	15,588	(198,058)

INTEREST EXPENSE VARIANCE
Deposits	(4,740)	19,440	14,700
Repurchase agreements	(80,245)	977	(79,268)
Advances from FHLB	421	6,519	6,940
Loans payable	(91,711)	3,198	(88,513)
Notes payable	(7,180)	1,242	(5,938)

TOTAL INTEREST EXPENSE VARIANCE	(183,455)	31,376	(152,079)

NET INTEREST INCOME VARIANCE	$(30,191)	$(15,788)	$(45,979)

PROVISION FOR LOAN AND LEASE LOSSES
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of September 30, 2007, approximately 95% of the Company’s loan portfolio was collateralized by real property. As a result, a substantial part of the amounts due on defaulted mortgage loans secured by real estate have historically been recovered through the sale of the collateral after foreclosure or negotiated settlements with borrowers.
     Doral Financial’s recognized provisions for loan and lease losses of approximately $5.1 million and $30.4 million, for the quarter and nine month period ended September 30, 2007, as compared to $10.1 million and $21.2 million for the corresponding periods of 2006. During the second half of 2006 and the first half of 2007, the Company experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggested increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. The Company’s allowance for loan and lease losses increased by $41.7 million or 95% between June 30, 2006 and 2007, including a charge of $8.8 million for the reclassification of $1.3 billion of loans from the held for sale portfolio to the loans receivable portfolio. As a result of the increase, the allowance for loan and lease losses as a percentage of loans receivable increased from 1.27% to 1.95%, and at September 30, 2007 was at 1.94%. The decrease in the provision for the third quarter of 2007 as compared to the same period of 2006 is mostly due to the stabilization in delinquency trends during the quarter as compared to the previous period. Provision for the third quarter of 2007 includes a benefit of $1.8 million related to the full repayment of a $12.9 million classified loan.
     The increase in provisions for the nine months period ended September 30, 2007, as compared to the corresponding 2006 period, reflects principally an increase related to the allowance for the Company’s residential mortgage and commercial non-real estate loan portfolios. During 2007, the Company transfer of $1.4 billion of loans from the loans held for sale portfolio to the loans receivable portfolio resulted in an increase in the provision of the residential mortgage loan portfolio of $9.0 million. The increase in the provision of the residential mortgage loan portfolio also reflects the impact of the repurchase of delinquent loans from a local financial institution in connection with an existing recourse agreement amounting to $1.0 million. The provision for loan losses also reflects an increase in the provision related to commercial non-real estate loans as a result of deterioration in delinquency trends in the portfolio and declining economic conditions in Puerto Rico.
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
NON-INTEREST INCOME (LOSS)
     Non-interest income (loss) consists of net gains (loss) on mortgage loan sales and fees, trading activities, net gain on sale of investment securities, net income (loss) on extinguishment of liabilities, net servicing income and commissions, fees, and other income.
     Net Gain (Loss) on Mortgage Loan Sales and Fees. Net gain on mortgage loan sales and fees amounted to $0.2 million for the third quarter of 2007, compared to $15.6 million for the same period in 2006. The gain on mortgage loan sales and fees during the third quarter of 2006 was principally due to a $17.5 million lower-of-cost-or-market positive valuation adjustment to the Company’s held for sale portfolio as a result of decreases in long-term interest rates during the quarter.
     For the nine month period ended September 30, 2007, net gain on mortgage loans sales and fees was $1.2 million, compared to a loss of $25.9 million for the comparable period of 2006. Gains from mortgage loan sales and fees during 2007 were adversely impacted by a lower-of-cost-or-market adjustment of $2.1 million at Doral Bank NY related to the sale of loans in connection with the sale of Doral Bank NY’s branch network. The sale transaction was completed on July 27, 2007. The net loss on mortgage loans sales and fees for the comparable 2006 period was principally attributable to a lower-of-cost-or-market adjustment related to the Company’s transfer of certain mortgage loans from its held for sale portfolio to its loans receivable portfolio. During the first nine months of 2006, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with low FICO scores or with documentation and compliances issues, and transferred $885.9 million from its loans held for sale portfolio to its loan receivable portfolio. This transfer resulted in a $17.3 million net charge against earnings for the nine month period ended September 30, 2006. Also, losses on sale of mortgage loans for the nine month period ended September 30, 2006, reflect the Company’s decision to restructure certain previous mortgage loan transfer to local financial institutions resulting in a net loss of approximately $8.2 million, consisting of a loss of $11.8 million in mortgage loan sales, partially offset by a gain of $3.6 million recognized as part of Other Income related to these transactions.
     Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting MSR capitalization.

			NINE MONTH	NINE MONTH
	QUARTER ENDED	QUARTER ENDED	PERIOD ENDED	PERIOD ENDED
(In thousands)	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006
Total loan sales and securitizations (1)	$70,274	$85,700	$215,018	$3,694,733

MSRs capitalized	$1,219	$1,858	$3,765	$48,720

(1)	Total loans sales and securitizations for the nine month period ended September 30, 2006 includes $2.6 million in sales related to the restructuring of prior mortgage loans transfers that were classified as secured borrowings.
     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as options, futures contracts, interest rate swaps and other derivative instruments used for interest rate risk management purposes.
     Set forth below is a summary of the components of gains and losses from trading activities:
TABLE E
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In thousands)	2007	2006	2007	2006
Net realized losses on sales of securities held for trading	$(2,704)	$(8,892)	$(7,038)	$(5,479)
Gains (losses) on the IO valuation	3,014	2,425	6,773	(40,437)
Net unrealized (losses) gains on trading securities, excluding IOs	(22,222)	733	(25,973)	(2,706)
Net realized and unrealized (losses) gains on derivative instruments	(1,993)	(15,811)	6,246	9,576

Total	$(23,905)	$(21,545)	$(19,992)	$(39,046)

     Trading activities for the quarter ended September 30, 2007 resulted in losses of $23.9 million, compared to losses of $21.5 million for the corresponding 2006 period. The trading losses for the third quarter of 2007 are primarily related to a loss of $19.3 million resulting from termination of economic hedge transaction associated with $1.9 billion of available-for-sale securities that were sold during the third quarter of 2007. The loss on trading activities for the third quarter of 2007 also reflects a realized loss on sales of securities held for trading of $2.7 million principally related to the sale of securities transferred from the held to maturity portfolio to trading portfolio in connection with the sale of certain assets of Doral Bank NY. Losses on trading activities during the third quarter of 2006, were principally due to losses on derivative instruments resulting from the decrease in interest rates experienced for the period. Also, during the third quarter of 2006, the Company recognized a net realized loss on sales of securities held for trading amounting to $8.9 million principally associated with certain forward contracts

(TBA’s – FNMA). As the price of the underlying securities in those forward contracts increased during the third quarter of 2006, the Company realized a loss of approximately $14.6 million at the time of the settlement.
     For the nine month period ended September 30, 2007, total trading activities resulted in a loss of $20.0 million, compared to a loss of $39.0 million for the comparable period in 2006. The trading losses for the first nine months of 2007 was driven primarily by the loss on economic hedging transactions of $19.3 million realized during the third quarter related to the sale of $1.9 billion on available-for-sale investment securities, partially offset by a gain on the value of the Company’s IOs of $6.8 million. The losses on trading activities during 2006, were driven principally by losses on the value of Company’s IOs primarily related to floating rate IOs that did not have caps on the pass-through interest payable to investors.
     Net (Loss) Gain on Sale of Investment Securities. Net (loss) gain on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the nine month period ended September 30, 2007, loss on sale of investment securities amounted to $95.8 million compared to a gain of approximately $63,000 for the corresponding 2006 period. The results for the nine month period ended September 30, 2007, reflect a loss of $95.0 million on the sale of approximately $1.9 billion in available-for-sale investment securities during the third quarter of 2007.
     Net Loss on Extinguishment of Liabilities. Net loss on extinguishment of liabilities represents the cancellation fees on early extinguishment on certain securities sold under agreements to repurchase. For the nine month period ended September 30, 2007, net loss on extinguishment of liabilities amounted to $14.8 million. The loss recognized during the third quarter of 2007 was driven by the Company’s decision to sell $1.9 billion from its available for sale securities and cancel related repurchase facilities that were used to finance these securities.
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the outstanding principal balance of the serviced loan. As of September 30, 2007, the weighted-average gross servicing fee rate for the entire portfolio was 0.37%. Loan servicing fees, net of guarantee fees, amounted to $26.8 million for the nine month period ended September 30, 2007, compared to $26.5 million for the corresponding period of 2006.
     Set forth below is a summary of the components of the net servicing income using the fair value method for the quarter and nine month period ended September 30, 2007:
TABLE F
NET SERVICING INCOME

	QUARTER ENDED	NINE MONTH PERIOD
	SEPTEMBER 30,	ENDED SEPTEMBER 30,
(In thousands)	2007	2007
Servicing fees (net of guarantee fees)	$8,419	$26,803
Late charges	2,243	6,852
Prepayment penalties	127	490
Interest loss	(946)	(2,818)
Other servicing fees	116	295

Servicing income, gross	9,959	31,622
Change in fair value of mortgage servicing rights	(1,933)	(8,213)

Total net servicing income	$8,026	$23,409

     The components of net servicing income for the quarter and nine month period ended September 30, 2006 were as follow:
TABLE G
NET SERVICING (LOSS) INCOME

	QUARTER ENDED	NINE MONTH PERIOD
	SEPTEMBER 30,	ENDED SEPTEMBER 30,
(In thousands)	2006	2006
Servicing fees (net of guarantee fees)	$10,018	$26,543
Late charges	2,344	7,097
Prepayment penalties	121	884
Interest loss	(1,076)	(3,643)
Other servicing fees	60	200

Servicing income, gross	11,467	31,081
Amortization of servicing assets	(9,572)	(22,476)
Net impairment of servicing assets	(4,858)	(5,005)

Total net servicing (loss) income	$(2,963)	$3,600

     Effective January 1, 2007, under SFAS No. 156, Doral Financial elected to apply fair value accounting to its mortgage servicing rights (“MSR”). The Company, upon the valuation of the MSRs at fair value in accordance with SFAS No. 156, recorded a cumulative effect adjustment to retained earnings (net of tax) of $926,000 as of the beginning of the fiscal year for the difference between the fair value and the carrying amount to bring the MSR balance as of December 31, 2006 to fair value. See note “m” of the unaudited financial statements for additional information regarding the adoption of SFAS No. 156.
     The net servicing income for the nine month period ended September 30, 2007 includes the changes from January 1, 2007 to September 30, 2007 in the fair value of the MSRs. Changes in the fair value of the MSRs may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) or other changes due to the collection or realization of expected cash flows. Prior to the adoption of SFAS No. 156, the Company carried MSRs at the lower of cost or market, with amortization of MSRs and changes in the MSRs valuation allowance recognized in net servicing income. As a result of the implementation of SFAS No. 156, for the quarter and nine month periods ended September 30, 2007, Doral Financial recognized a loss on change in fair value of $1.9 million and $8.2 million, respectively, compared to a net recovery in value of $4.9 million and $5.0 million and amortization changes of $9.6 million and $22.5 million for the corresponding periods of 2006 under the prior methodology.
     Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE H
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In thousands)	2007	2006	2007	2006
Retail banking fees	$4,847	$4,731	$15,341	$14,490
Insurance agency commissions	1,982	2,095	6,716	6,854
Securities brokerage and asset management fees and commissions	139	148	425	868
Other (loss) income	(86)	418	987	6,426

Total	$6,882	$7,392	$23,469	$28,638

     Doral Financial’s banking fees increased during the quarter and nine month period ended September 30, 2007 due to a higher number of checking accounts as well as higher service fees associated with these accounts.
     The decrease in insurance agency commissions during the quarter ended September 30, 2007 of $0.1 million, compared to the same period for 2006, is closely integrated with the mortgage origination business. Insurance agency commissions are comprised principally of dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Bank PR.
     Doral Financial’s brokerage fees and commissions decreased during the quarter and nine month period ended September 30, 2007 when compared to the same periods for 2006. The decrease experienced during 2007 was attributable to a substantial reduction in Doral Securities’ operations that were limited to acting as a co-investment manager to a local fixed-income investment company. During the third quarter of 2007, Doral Securities voluntarily has withdrawn its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”).
     Other income for the nine month period ended September 30, 2007 was $0.9 million, compared to $6.4 million for the comparable 2006 period. The reduce income for the first nine months of 2007 compared to 2006 period was related to a gain of $3.6 million that was included as part of Other Income for the nine month period ended September 30, 2006 as a result of Doral Financial entered into a agreement with a local financial institution to restructure all outstanding mortgage loan sale transaction between the parties. Also during the first nine months of 2006, the Company sold certain residential units of a residential housing project that the Company took possession of in 2005, resulting in revenues of approximately $0.4 million and $2.5 million for the third quarter and the first nine months of 2006 that are included as part of Other Income.
     Net premium on deposits sold. As a result of the sale of deposits and certain assets of Doral Bank NY a net premium on deposits sold was received amounting to $9.5 million during the third quarter of 2007.
NON-INTEREST EXPENSE
     A summary of non-interest expenses for the quarter and nine month periods ended September 30, 2007 and 2006 is provided below.
TABLE I
NON INTEREST EXPENSE

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In thousands)	2007	2006	2007	2006
Compensation and employee benefits	$28,886	$21,741	$83,856	$64,366
Taxes, other than payroll and income taxes	2,565	2,807	8,849	9,379
Advertising	2,397	2,593	6,327	8,414
Professional services	13,475	10,537	52,709	43,915
Communication and information systems	4,178	4,430	13,204	13,985
Occupancy and other office expenses	5,039	6,747	17,789	20,691
Depreciation and amortization	4,129	5,392	13,607	17,020
Other	12,549	6,071	28,714	17,143

Total non-interest expense	$73,218	$60,318	$225,055	$194,913

     Total non-interest expense increased by $12.9 million during the third quarter ended September 30, 2007 compared to the corresponding period in 2006. The increase in non-interest expense for the third quarter of 2007 reflects an increase in compensation and employee benefits of $7.1 million, or 33%, when compared to the corresponding 2006 period. The increase in compensation and employee benefits was partly related to the recognition of $3.8 million of stock-based compensation related to the termination of stock options. During the third quarter of 2007, the Company accelerated and recognized as compensation expense all unvested stock options prior to the closing of the recapitalization transaction. Also, the increase in compensation expense related to the release and payment of $4.4 million remaining in an escrow account maintained on behalf of the Company’s

Chief Executive Officer, and to the payment of $1.5 million in severance payments and the final $1.8 million payment for the Key Employee Incentive Plan.
     The increase in non-interest expense for the quarter also reflects an increase of $2.9 million in professional fees, principally associated with the expense of approximately $13.5 million in professional services primarily related to the Company’s business transformation and recapitalization efforts. The recapitalization closed on July 17, 2007 and the class action lawsuit was settled in August, 2007. The Company has, however, been required to continue to advance legal expenses to former officials and directors related to legal proceedings discussed under “Part II, Item 1, Legal Proceedings”. Non-interest expense also reflected an increase of $6.5 million in other expenses principally associated to the recognition of a provision for possible losses from lawsuits arising in the ordinary course of business of approximately $1.0 million, interest paid on the settlement of the shareholder lawsuit of $1.3 million, increase in the recourse liability of $1.4 million, write off of certain uncollectible commissions of approximately $1.1 million and expenses related to foreclosure claims of approximately $1.2 million. These increases were partially offset by slight decreases in taxes, advertising, communication and information systems, occupancy and other office expenses, and depreciation and amortization.
     Total non-interest expense for the nine month period ended September 30, 2007, increased by $30.1 million compared to the same period of 2006, also primarily driven by an increase in compensation and employee benefits of $19.5 million. During 2007, the Company incurred $17.0 million in compensation expenses in connection with the new key employee incentive plan. Also, the increase in compensation and employee benefits was related to the recognition in the third quarter of $3.8 million of stock-based compensation and with the payment and release of $4.4 million remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer. The increase in non-interest expense for the first nine months of 2007 is also related to an increase in professional services amounting to $8.8 million and to an increase in other expenses of $11.6 million principally associated to the recognition of a provision for possible losses from lawsuits arising in the ordinary course of business of approximately $1.0 million, interest paid on the settlement of the shareholder lawsuit of $1.3 million, increase in the recourse liability of $4.5 million, write off of certain uncollectible commissions of approximately $1.1 million and expenses related to foreclosure claims of approximately $3.3 million. These increases were partially offset by decreases in taxes, advertising, communication and information systems, occupancy and other office expenses, and depreciation and amortization.
INCOME TAXES
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter and nine month period ended September 30 2007, the income tax for the Company’s U.S. subsidiaries amounted to an expense of approximately $3.0 million and a benefit of approximately $0.1 million, respectively, compared to an income tax expense of $0.8 million and $2.6 million, respectively, for the same periods in 2006.
     The maximum statutory corporate income tax rate in Puerto Rico was 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional one year transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during the calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate is 39%.
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

     For the quarter and nine month period ended September 30, 2007, Doral Financial recognized an income tax benefit of $86.3 million and $79.3 million, respectively, compared to an income tax expense of $0.8 million and a tax benefit of $28.1 million for the comparable 2006 periods. The recognition of income tax benefit for the third quarter and nine month period ended September 30, 2007 is mostly related to the release of the valuation allowance of the deferred tax asset. Primarily as a result of the recapitalization transaction, income tax expense for the third quarter of 2006 and tax benefit for the nine month period ended September 30, 2006 were mainly driven by changes in the projections of taxable income used to evaluate the realization of the tax assets.
     In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. In assessing such projections in the third quarter of 2007, Doral Financial took into account the consummation of the recapitalization transaction, the repayment of the $625 million in senior notes, and the sale of $1.9 billion in available-for-sale securities and repayment of associated funding. The Company determined that $93.9 million of its deferred tax asset, related primarily to net operating losses, would not be realizable and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that under the PR Code Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the nine month period ended September 30, 2007, gross operating losses of $61.8 million, were created recognized. Based on the forecasted future taxable income the Company will not be able to obtain the full benefit of these net operating losses. The Company is currently assessing certain strategies that could result in a significant reduction in the valuation allowance of the deferred tax asset during the fourth quarter of 2007.
     The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction of the IO tax asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period, repayment of the $625 million in senior notes, results of the de-leveraging plan, which includes loan growth of approximately $3.0 billion though purchases of single-family loans and the purchase of approximately $2.0 billion in securities. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO tax asset amortization to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. Negative evidence included the Company’s recorded losses for the year ended December 31, 2006 and first nine months of 2007 and the net short operating loss carry forward period of 7 years. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
     In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated to SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $424.7 million would not be realized. As a result, the Company recorded a valuation allowance. At September 30, 2007, the deferred tax asset, net of its valuation allowance of $93.9 million, amounted to approximately $330.8 million compared to $261.6 million at December 31, 2006.
     Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.
     The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings amounting to $2.4 million. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the quarter and nine month period ended September 30, 2007, the Company recognized approximately $0.4 million and $1.0 million in interest and penalties.
     Unrecognized tax benefits as of September 30, 2007 amounted to $16.9 million. The amount of unrecognized tax benefits or liabilities may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.
     The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2007, the statute of limitations for the years ended December 2003, 2004, 2005 and 2006 remained open.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $21.1 million and $33.5 million for the quarter and nine month period ended September 30, 2007. During the third quarter of 2006, the Company did not purchase mortgage loans from third parties. Purchases of mortgage loans from third parties for the nine months of 2006 amounted to $88.7 million. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE J
LOAN PRODUCTION

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in Thousands, Except for Average Initial Loan Balance)	2007	2006	2007	2006
FHA/VA mortgage loans Number of loans	335	493	1,069	1,515
Volume of loans	$35,360	$50,259	$111,047	$152,457
Percent of total volume	10%	15%	12%	9%
Average initial loan balance	$105,552	$101,945	$103,879	$100,632

Conventional conforming mortgage loans
Number of loans	255	316	1,030	1,167
Volume of loans	$27,851	$34,851	$119,503	$132,409
Percent of total volume	8%	11%	13%	8%
Average initial loan balance	$109,220	$110,288	$116,022	$113,461

Conventional non — conforming mortgage loans(1)
Number of loans	1,040	751	1,988	8,055
Volume of loans	$130,954	$77,878	$259,298	$856,450
Percent of total volume	37%	24%	29%	51%
Average initial loan balance	$125,917	$103,699	$130,431	$106,325

Other(2)
Number of loans	1,935	699	5,928	2,479
Volume of loans	$159,854	$166,131	$419,823	$550,537
Percent of total volume	45%	50%	46%	32%

Total loans Number of loans	3,565	2,259	10,015	13,216
Volume of loans	$354,019	$329,119	$909,671	$1,691,853

(1) Includes $6.6 million and $8.6 million in second mortgages for the quarters ended September 30, 2007 and 2006, respectively, and $15.8 million and $67.5 million in second mortgages for the nine month periods ended September 30, 2007 and 2006, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.
     The increase in loan production for the third quarter of 2007, when compared to the corresponding period of 2006, is basically related to the purchase of $21.1 million in loans from third parties during the period, while there were no purchases during 2006 period.
     The decrease in Doral Financial’s loan production for the nine month period ended September 30, 2007, compared to the corresponding 2006 period, is due to a number of factors including changes in underwriting standards, deteriorating economic conditions in Puerto Rico and competition from other financial institutions. Doral Financial decided to make certain adjustments to its underwriting standards designed to achieve uniform, automated and rules-based underwriting standards, as well as to take into consideration the macroeconomic conditions in Puerto Rico. The implementation of these standards contributed to a significant reduction in the Company’s loan originations. The Company, however, believes that these changes allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products.
     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing. For the nine month periods ended September 30, 2007and 2006, refinance loans represented approximately 56% and 55%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE K
LOAN ORIGINATION SOURCES

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2007			2006
	Puerto Rico	US	Total	Puerto Rico	US	Total

Retail	50%	—	50%	62%	—	62%
Wholesale(1)	4%	—	4%	4%	—	4%
New Housing Developments	23%	2%	25%	19%	3%	22%
Multifamily	—	—	—	—	1%	1%
Other(2)	19%	2%	21%	9%	2%	11%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.
(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. The Company did not purchase servicing rights during the nine month period ended September 30, 2007, as compared to the purchase of servicing rights of approximately $16.4 million in principal amount of mortgage loans during the corresponding period in 2006. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE L
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans)

	AS OF SEPTEMBER 30,
	2007	2006
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,117,982	$2,168,023
FHLMC/FNMA	3,826,582	4,033,627
Other conventional mortgage loans(1)(2)	7,875,047	9,304,017

Total servicing portfolio	$13,819,611	$15,505,667

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	155,398	171,059
Weighted- average interest rate	6.56%	6.59%
Weighted- average remaining maturity (months)	250	254
Weighted- average gross servicing fee rate – loans serviced to others	0.3789%	0.3950%
Average servicing portfolio(3)	$14,537,638	$15,709,088
Principal prepayments	$1,064,972	$1,102,310
Constant prepayment rate	9%	9%
Average size of loans	$88,930	$90,645
Servicing assets, net	$163,854	$178,010

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	2.10%	1.59%
90 days or more past due	1.95%	1.73%

Total delinquencies excluding foreclosures	4.05%	3.32%

Foreclosures pending	3.03%	2.22%

SERVICING PORTFOLIO ACTIVITY, FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2007 AND 2006:
Beginning servicing portfolio	$15,287,120	$15,727,604
Add:
Loans funded and purchased(4)	492,036	1,144,559
Bulk servicing acquired	—	16,376
Less:
Servicing release sales and transferred(5)	738,699	39,891
Run-off(6)	1,220,846	1,342,981

Ending servicing portfolio	$13,819,611	$15,505,667

(1)	Includes $3.3 billion and $3.6 billion of loans owned by Doral Financial at September 30, 2007 and 2006, respectively, which represented 24% and 23% of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $209.4 million and $253.7 million at September 30, 2007 and 2006, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Includes the average balance of loans owned by Doral Financial of $3.3 billion and $4.8 billion at September 30, 2007 and 2006, respectively.

(4)	Excludes approximately $417.6 million and $547.3 million of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of September 30, 2007 and 2006, respectively.

(5)	Includes $682.1 million of principal balance of loans subserviced by the Company and transferred during the second quarter of 2007.

(6)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At September 30, 2007 and 2006, approximately 1% of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.1 billion and $1.1 billion for the nine months period ended September 30, 2007 and 2006, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network.
LIQUIDITY AND CAPITAL RESOURCES
     Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.
     Impact of Recapitalization of the Holding Company and Restructuring of Mortgage Operations on Liquidity
     On July 19, 2007, Doral Financial completed the private sale of 968,253,968 newly issued shares of common stock to Doral Holdings for an aggregate purchase price of $610 million (the “Recapitalization”). In connection with the Recapitalization, on July 19, 2007, Doral Financial also transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary, and on July 26, 2007, sold the branch network of Doral Bank NY. In connection with these transactions, Doral Bank PR obtained regulatory approval to pay a $155 million cash dividend to the holding company and Doral Bank NY received regulatory approval to effect a capital distribution to the holding company in the amount of $50 million, of which $45 million was paid on July 30, 2007.
     The transactions described above resulted in the significant recapitalization of the holding company and provided the holding company with sufficient funds to repay in full its $625 million floating rate senior notes that matured on July 20, 2007, and to fund in August 2007 the settlement of the restatement-related consolidated class action and derivative shareholder litigation and to pay related transaction expenses.
     The transfer of the mortgage operation to Doral Bank PR has resulted in a more traditional operating structure in which most of the Company’s operational liquidity needs will be at the subsidiary level. Following the recapitalization and the related transactions described above, the holding company’s principal uses of funds will be the payment of its obligations, primarily the payment of principal and interest on its debt obligations, and the payment of dividends on its preferred and common stock. The holding company no longer directly funds any mortgage banking activities. The principal sources of funds for the holding company is the interest income on the portfolio of mortgage loans and securities retained by the Company and dividends from its subsidiaries, including Doral Bank PR and Doral Insurance Agency. Existing cease and desist orders applicable to Doral Bank PR and the holding company require prior regulatory approval for the payment of any dividends from Doral Bank PR to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.
     Since April 2006, Doral Financial has not paid dividends on the Company’s common stock. The holding company has continued to pay dividends on its preferred stock and continues to pay its debts as they become due.
Liquidity of the Banking Subsidiaries
     Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. These sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the development of adverse conditions in the U.S. mortgage and credit markets.

Uses of Cash
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. For the nine month period ended September 30, 2007, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $27.6 million, compared to $50.2 million for 2006. The decrease during 2007 was mainly related to the previously reported restructuring of various loan transfer transactions with local financial institutions during the second quarter of 2006 and new terms with respect to remittance schedules. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2007 and December 31, 2006, the outstanding principal balance of such delinquent loans was $209.4 million and $242.2 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $13.3 million and $20.2 million, respectively.
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
     From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of September 30, 2007, Doral Financial’s maximum recourse exposure with FNMA amounted at least to $949.8 million and FNMA required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. See note “t” and “—Off-Balance Sheet Activities” below for additional information on these arrangements.
Sources of Cash
     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of September 30, 2007 and December 31, 2006:

TABLE M
SOURCES OF BORROWINGS
(Dollars in thousands)

	AS OF SEPTEMBER 30, 2007		AS OF DECEMBER 31, 2006
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE

Deposits	$4,095,718	4.05%	$4,250,760	3.90%
Repurchase Agreements	1,496,537	5.00%	3,899,365	4.25%
Advances from FHLB	1,271,000	5.01%	1,034,500	4.78%
Loans Payable	416,279	6.88%	444,443	6.92%
Notes Payable	283,995	7.31%	923,913	6.57%
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
          A considerable amount of Doral Financial’s liquidity is derived from the sale of mortgage loans in the secondary mortgage market. The U.S. (including Puerto Rico) secondary mortgage market has traditionally been the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.
          Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, through advances from FHLB and from other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit. As of September 30, 2007, Doral Financial’s banking subsidiaries held approximately $4.1 billion in deposits at a weighted-average interest rate of 4.05%.
          The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE N
AVERAGE DEPOSIT BALANCE
(Dollars in thousands)

	NINE MONTH PERIOD ENDED		YEAR ENDED
	SEPTEMBER 30, 2007		DECEMBER 31, 2006
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,732,029	4.88%	$2,945,920	4.27%
Regular passbook savings	401,518	3.68%	449,732	3.28%
NOW accounts	585,466	3.48%	527,163	2.80%
Non-interest bearing	320,815	—	340,772	—

Total deposits	$4,039,828	4.17%	$4,263,587	3.65%

          The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2007.
TABLE O
CERTIFICATES OF DEPOSIT MATURITIES
(In thousands)

AMOUNT
Certificates of deposit maturing:
Three months or less	$359,398
Over three through six months	639,914
Over six through twelve months	899,652
Over twelve months	552,705

Total	$2,451,669

          As of September 30, 2007 and December 31, 2006, Doral Financial’s retail banking subsidiaries had approximately $2.3 billion and $2.0 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
REGULATORY CAPITAL RATIOS
          As of September 30, 2007, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial and Doral Bank PR are subject to consent orders pursuant to which they have submitted a capital plan in which they have agreed to maintain higher ratios. Also, as a result of the change in control, Doral Financial is no longer required to meet regulatory capital standards as Doral Holdings GP is the ultimate holding company. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2007, based on existing Federal Reserve, FDIC and OTS guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.
TABLE P
REGULATORY CAPITAL RATIOS

	As of September 30, 2007
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY

Total Capital (Total capital to risk- weighted assets)	19.4%	16.2%	12.1%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	18.4%	15.0%	11.3%
Leverage Ratio(1)	11.6%	7.0%	9.8%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial is not subject to regulatory capital requirements as of September 30, 2007. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

	As of December 31, 2006
	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	13.7%	21.1%	16.3%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	10.3%	19.8%	15.8%
Leverage Ratio(1)	4.5%	6.8%	10.3%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
          As of September 30, 2007, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
          Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
            On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part I, Item 3. Legal Proceedings, in the Company’s 2006 Annual Report on Form 10-K. Pursuant to the requirements of the existing cease and desist orders, the Company submitted a capital plan to the Federal Reserve, pursuant to which the Company and Doral Bank PR have agreed to maintain minimum leverage ratios of 5.5% and 6.0%, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As of September 30, 2007, the Doral Financial’s banking subsidiaries were in compliance with all capital requirements.
     Doral Financial’s regulatory capital ratios as of September 30, 2007 increased as a result of the issuance of common stock in connection with the recapitalization.
ASSETS AND LIABILITIES
          At September 30, 2007, Doral Financial’s total assets were $9.5 billion compared to $11.9 billion at December 31, 2006. The reduction in assets during 2007 reflects a decrease in the investment securities due to the sale of approximately $1.9 billion in available-for-sale investment securities during the third quarter of 2007. The reduction in assets also reflects a reduction in gross loan balances of $265.1 million due primarily to principal repayments during the first nine months of 2007.
          Total liabilities were $8.1 billion at September 30, 2007, compared to $11.0 billion at December 31, 2006. The decrease in liabilities was largely the result of the unwinding of repurchase agreements related to the sale of securities during the third quarter of 2007 and the decrease on notes payable related to the payment in full of the Company’s $625 million floating rate senior notes on July 20, 2007. The decrease in liabilities also reflects a decrease in deposits of approximately $377.5 million related to the deposits of Doral Bank NY sold during the third quarter of 2007.
OFF-BALANCE SHEET ACTIVITIES
          In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $12.0 million, as of September 30, 2007, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. See note “u” for additional information regarding Doral Financial’s recourse obligations.
          Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of September 30, 2007.
TABLE Q
LOANS SUBJECT TO RECOURSE BY LOAN TYPE

		Weighted
	Loan	Average	Outstanding	Total
(Dollars in thousands)	Count	LTV	Balance	Exposure

FNMA sales	8,742	83	$994,931	$949,831
Non-conforming loans	6,353	52	204,079	66,041
FHLMC sales	1,495	77	98,610	98,610

Total	16,590	78	$1,297,620	$1,114,482

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
          The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At September 30, 2007, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $258.1 million and $4.9 million, respectively, and commitments to sell mortgage-backed securities and loans at fair value amounted to approximately $97.0 million.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
          The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2007.
TABLE R
CONTRACTUAL OBLIGATIONS

(In thousands)	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,095,718	$3,505,239	$534,046	$52,449	$3,984
Repurchase agreements(2)	1,496,537	946,537	550,000	—	—
Advances from FHLB(2)	1,271,000	971,000	200,000	100,000	—
Loans payable(3)	416,279	49,628	84,516	67,957	214,178
Notes payable	283,995	5,507	9,301	36,495	232,692
Other liabilities	407,310	405,310	2,000	—	—
Non-cancelable operating leases	49,271	6,551	11,372	7,140	24,208

Total Contractual Cash Obligations	$8,020,110	$5,889,772	$1,391,235	$264,041	$475,062

(1)	Amounts included in the table above do not include interest.

(2)	Includes $782.5 million of repurchase agreements with an average rate of 5.50% and $304.0 million in advances from FHLB-NY with an average rate of 5.40%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from July 2009 to March 2012. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 10.16 % to estimate the repayments.
TABLE S
OTHER COMMERCIAL COMMITMENTS(1)(2)

(In thousands)	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
OTHER COMMERCIAL	AMOUNT	LESS THAN			AFTER
COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$258,052	$182,934	$69,362	$5,755	$1
Commitments to sell mortgage-backed securities and loans	96,981	96,981	—	—	—
Commercial and financial standby letters of credit	4,855	968	3,887	—	—
Maximum contractual recourse exposure	1,114,482	490,459	111,989	—	512,034

Total	$1,474,370	$771,342	$185,238	$5,755	$512,035

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.

(2)	As of September 30, 2007, the Company entered into a commitment to purchase approximately $276.0 million of residential mortgage loans from a third party, at a discount that was determined on October 10, 2007, the settlement date.
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
Doral Financial’s Risk Profile
          Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and is periodically reviewed by the Board of Directors. Management manages the interest risk profile of the Company by using natural offsets generated by the different components of the balance sheet during the natural course of business operations and through active hedging activities using debt and derivative instruments to achieve targeted risk levels.
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
          The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of September 30, 2007 and December 31, 2006.

	Market Value	Net Interest Income
As of September 30, 2007	Of Equity Risk	Risk(1)
+ 100 BPS	(10.4)%	5.4%
- 100 BPS	3.6%	(7.1)%

	Market Value of	Net Interest Income
As of December 31, 2006	Equity Risk	Risk(1)
+ 100 BPS	(24.0)%	5.3%
- 100 BPS	7.8%	(7.5)%

(1)	Based on 12-month forward change in net interest income.
          The reduced earnings volatility observed in the sensitivity measures of Market Value of Equity Risk as of September 30, 2007, compared to December 31, 2006, is due primarily to the sale of $1.9 billion in available-for-sale securities and the extinguishment of the associated wholesale funding, in combination with the reduction in leverage due to the repayment of the $625 million senior notes due on July 20, 2007 from the proceeds of the recapitalization transaction, which resulted in the investment of $610 million in Doral Financial common equity and cash from internal sources. The recapitalization also had the effect of reducing a substantial amount of floating rate debt which played a major part in the sensitivity of the net interest income to movements in interest rates.

          The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of September 30, 2007 and December 31, 2006.

(In thousands)	September 30, 2007		December 31, 2006
	Change in Fair	Change in	Change in Fair	Change in
	Value of	Fair Value of	Value of	Fair Value of
	Available for	Held to	Available for	Held to
Change in interest	Sale Securities	Maturity	Sale Securities	Maturity
rates (basis points)	and FHLB Stock	Securities	and FHLB Stock	Securities

+200	$(6,892)	$(280,332)	$(200,632)	$(329,435)
+100	(3,181)	(133,198)	(97,882)	(152,734)
+50	(1,521)	(64,759)	(47,546)	(73,206)
Base	—	—	—	—
-50	1,388	60,204	43,007	64,452
-100	2,641	115,682	78,189	121,483
-200	4,813	212,768	131,641	219,065
          Doral Financial’s balance sheet includes a $2 billion portfolio of long-term investment securities with fixed interest rates, mostly mortgage-backed and U.S. Treasury securities. These securities were purchased as part of prior management’s strategy to maximize tax-exempt income. The investment portfolio was mostly financed with short- term or callable liabilities. In a steep yield curve environment, the strategy increased net interest income but exposed the Company to higher interest rate risk from increasing rates and changes in the shape of the yield curve.
          Derivatives. As described above, Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives are generally either privately negotiated over-the-counter (“OTC”) contracts or standard contracts transacted through regulated exchanges.
          The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following tables summarizes the Company’s interest rate swaps and caps outstanding at September 30, 2007. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.
TABLE T
INTEREST RATE SWAPS
(Dollars in thousands)

			INTEREST	INTEREST
NOTIONAL	MATURITY		RATE	RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE

$200,000	November, 2009	To protect the spread of the variable IOs	5.356%	3.773%	$3,531

$200,000	November, 2009	To protect the spread of the variable IOs	5.510%	3.975%	$2,871

TABLE U
INTEREST RATE CAPS
(Dollars in thousands)

NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR and 5.00%	$205	$187

$15,000	September, 2011	1-month LIBOR and 5.50%	$134	$126

$15,000	September, 2012	1-month LIBOR and 6.00%	$143	$134

          Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $484.0 million and $5.1 billion as of September 30, 2007 and December 31, 2006, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives.
          The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
TABLE V
FAIR VALUE RECONCILIATION

Nine Month Period Ended
(In thousands)	September 30, 2007

Fair value of contracts outstanding at the beginning of the period	$26,282
Contracts realized or otherwise settled during the period	11,187
Fair value of new contracts entered into during the period	(9,705)
Changes in fair values during the period	(20,987)

Fair value of contracts outstanding at the end of the period	$6,777

TABLE W
SOURCES OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of September 30, 2007	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Sources of Fair Value

Prices actively quoted	$(72)	$—	$—	$—	$(72)
Prices provided by other external sources	—	6,589	260	—	6,849

	$(72)	$6,589	$260	$—	$6,777

          The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.
          The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.
          The credit risk associated with futures contracts is limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.
TABLE X
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	September 30, 2007
						Weighted Average
	Number of		Total Exposure At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)
AA	1	$455,000	$3,790	$—	$3,790	2.33
A+	1	29,000	—	(72)	(72)	0.03

Total Derivatives	2	$484,000	$3,790	$(72)	$3,718	2.19

(1)	Based on the S&P Long Term Issuer Credit Ratings as of September 30, 2007.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2006
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	2	$1,428,649	$15,763	$(2,080)	$13,683	1.15
A+	3	1,202,764	3,938	(2,262)	1,676	0.30

Subtotal	5	2,631,413	$19,701	$(4,342)	$15,359	0.76

Other derivatives(4)		2,500,000

Total Derivatives		$5,131,413

(1)	Based on the S&P Long Term Issuer Credit Ratings as of December 31, 2006.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	For the year ended December 31, 2006, the Company recognized a realized gain of $2.5 million and an unrealized loss of $1.0 million from a derivative resulting from certain gain-sharing agreements created in connection with certain mortgage loan sales. The Company has the right to share, on a limited basis, the gains realized by the buyers of such loans within specified time periods from subsequent sales or securitizations.

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
     During 2006 and for the first nine months of 2007, the slow down in the Puerto Rico economy has had an adverse effect on construction activity, which has been a key contributor to economic growth in recent years. Doral Financial will continue to monitor the impact of macro-economic conditions in Puerto Rico on its loan portfolio when assessing the adequacy of its provision for loan and lease losses.
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
     During the nine month period ended September 30, 2007, Doral Financial entered into $304.8 million of commitments to disburse construction loans for residential housing projects. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	September 30, 2007	December 31, 2006
Construction loans(1)	$704,463	$817,352

Total undisbursed funds under existing commitments	$183,842	$250,422

Construction loans, past due more than 90 days	$114,939	$75,868
Construction loans, classified as substandard, but not more than 90 days in arrears	104,831	65,270

Total non-performing construction loans	$219,770	$141,138

Net charge offs — Construction loans	$513	$826

Allowance for loan losses — Construction loans	$37,149	$37,829

Non-performing construction loans to total construction loans	31.20%	17.27%
Allowance for loan losses — construction loans to total construction loans	5.27%	4.63%
Net charge-offs to total construction loans	0.07%	0.10%

(1)	Includes $630.1 million and $680.6 million of construction loans for residential housing projects as of September 30, 2007 and December 31, 2006, respectively. Also includes $74.4 million and $136.8 million of construction loans for commercial, condominiums and multi-family projects as of September 30, 2007 and December 31, 2006, respectively.
Non-performing assets and allowance for loan and lease losses
     Non-performing assets consist of loans on a non-accrual status and other real estate owned. Loans are placed on a non-accrual status after they are delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when the principal and interest income become current and collectibility is reasonably assured. For the nine month periods ended September 30, 2007, and 2006, Doral Financial would have recognized $12.9 million and $1.4 million, respectively, in additional interest income had all delinquent loans, since inception, been accounted for on an accrual basis from origination.
     During 2007, the Company experienced an increase in the levels of non-performing residential mortgages, commercial and construction loans due to the overall deterioration of economic conditions in Puerto Rico, a slowdown in construction permits issued by the Government of Puerto Rico and an overall deterioration of the housing market.
     The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. As of September 30, 2007, Doral Financial had an allowance amounting to approximately $28.3 million, with respect to $230.4 million in outstanding balances of construction and commercial loans, which were impaired.
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

TABLE Y
NON-PERFORMING ASSETS
(Dollars in thousands)

	AS OF	AS OF
	SEPTEMBER 30, 2007	DECEMBER 31, 2006
Non-accrual loans:

Residential mortgage loans — held for sale (1) (2)	$1,934	$62,466
Residential mortgage loans — held for investment(2)	238,748	110,332

Total non-accrual residential mortgage loans	240,682	172,798

Other lending activities:
Construction loans	114,939	75,868
Commercial real estate loans	73,642	47,162
Commercial real estate loans — held for sale	—	3,384
Consumer loans	4,292	2,813
Commercial non-real estate loans	3,018	5,571
Lease financing receivable	802	1,075
Land loans	855	—

Total non-accrual other lending activities	197,548	135,873

Construction and commercial loans, classified as substandard, but not more than 90 days in arrears	121,131	68,770

Total non-performing loans (3)	559,361	377,441
OREO	35,404	33,197

Total NPAs of Doral Financial (consolidated)	$594,765	$410,638

Total NPAs as a percentage of the loans portfolio, net, and OREO (excluding GNMA defaulted loans)	12.53%	8.12%

Total NPAs of Doral Financial as a percentage of consolidated total assets	6.26%	3.47%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	11.57%	7.36%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period(4)	15.72%	21.58%

(1)	Does not include approximately $126.8 million and $100.3 million of GNMA defaulted loans (for which the Company has the option to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of September 30, 2007 and December 31, 2006, respectively.

(2)	During 2007, the Company transferred $1.4 billion of loans from the loans held for sale portfolio to the loans receivable portfolio.

(3)	Total non-performing loans include $24.3 million of delinquent loans repurchased during the second quarter of 2007 in connection with a recourse agreement with a local financial institution.

(4)	Refer to non-performing assets allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.
          During 2007, non-performing assets increased as a percentage of the loans portfolio and of total assets. The increase in non-performing assets reflected increased delinquency in the residential mortgages, construction loans and commercial real estate loan portfolios. These portfolios were affected by the overall deterioration of conditions in the Puerto Rico real estate market. The ratio of the allowance for loan and losses to total non-performing assets decreased principally because during 2007 the amount of non-performing residential loans increased substantially as a result of the transfer of $1.4 billion in loans from held for sale portfolio to the loans receivable portfolio, as well as the repurchase pursuant to an existing recourse agreement of $24.3 million in delinquent residential mortgage loans from a local financial institution. Because of their secured nature and low loss experience the Company provides a lower allowance with this type of loan.
          The levels of Doral Financial’s ratio of allowance for loan and lease losses to total non-performing loans are significantly affected by the Company’s portfolio distribution and as a result were affected by the $1.4 billion transfer and $24.3 million repurchase mentioned above. In recent years, Doral Financial has been able to recover most of the principal balance due upon sales of foreclosed real estate properties. Proceeds from sales of OREO occurring during the nine month period ended September 30, 2007 amounted to 118% of the underlying loans’ unpaid principal balance. As of September 30, 2007 and December 31, 2006, the ratio of allowance for loan and lease losses to non-performing assets for portfolios other than residential mortgage amounted to 19.45% and 26.38%, respectively.
          Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ lower-of-cost-or-market fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections.
          The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.
TABLE Z
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in thousands)
	2007	2006	2007	2006
Allowance for Loan and Lease Losses:
Balance at beginning of period	$85,875	$44,145	$67,233	$35,044
Provision (recovery) for loan and lease losses:
Construction loans	(1,822)	1,394	76	7,956
Residential mortgage loans	1,489	2,383	14,231	3,171
Commercial real estate loans	3,503	3,918	6,801	4,553
Consumer loans	1,275	1,441	6,588	3,769
Lease financing	119	246	310	679
Commercial non-real estate loans	912	862	2,448	1,092
Land secured loans	59	(118)	(81)	(49)
Other	(473)	—	—	—

Total provision for loan and lease losses	5,062	10,126	30,373	21,171

Charge — offs:
Construction loans	—	—	(513)	—
Residential mortgage loans	(879)	—	(879)	—
Commercial real estate loans	(68)	—	(947)	(133)
Consumer loans	(1,653)	(1,263)	(4,832)	(2,993)
Lease financing	(484)	—	(869)	—
Commercial non-real estate loans	(879)	(197)	(2,365)	(490)

Total charge-offs	(3,963)	(1,460)	(10,405)	(3,616)

Recoveries:
Commercial real estate loans	—	8	—	14
Consumer loans	92	51	319	178
Lease financing	43	—	43	—
Commercial non-real estate loans	34	141	53	207

Total recoveries	169	200	415	399

Net charge-offs	(3,794)	(1,260)	(9,990)	(3,217)

Other	473	(93)	—	(80)

Balance at end of period	$87,616	$52,198	$87,616	$52,918

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	1.94%	1.52%	1.94%	1.52%
Provision for loan losses to net charge-offs on an annualized basis	133.42%	803.65%	304.03%	658.10%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.08%	0.04%	0.26%	0.09%

          During the second half of 2006 and the first half of 2007, the Company experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggested increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. The Company’s allowance for loan and lease losses increased by $41.7 million or 95% between June 30, 2006 and 2007, including a charge of $8.8 million for the reclassification of $1.3 billion of loans from the held for sale portfolio to the loans receivable portfolio. As a result of the increase, the allowance for loan and lease losses as a percentage of loans receivable increased from 1.27% to 1.95% between June 30, 2006 and 2007, and at September 30, 2007 was at 1.94%. The decrease in the provision for the third quarter of 2007 as compared to the same period of 2006 is mostly due to relatively stable delinquency trends during the quarter as compared to the previous period. Provision for the third quarter of 2007 includes a benefit of $1.8 million related to the full repayment of a $12.9 million classified loan. Charge-offs during the third quarter of 2007 includes credit accounts that had been fully provided for in previous quarters.
          The increase in provisions for the nine months period ended September 30, 2007, as compared to the corresponding 2006 period, reflects principally an increase related to the allowance for the Company’s residential mortgage and commercial non-real estate loan portfolios. The increase in the provision of the residential mortgage loan portfolio is principally related to the transfer of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio, which resulted on an increase in the provision of $9.0 million.
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
          On July 24, 2007, Doral Financial announced the appointment of a corporate-wide Chief Risk Officer, who is responsible for implementing the process of managing the risks faced by the Company. The Chief Risk Officer will coordinate with the Company’s Internal Audit group on risk identification and monitoring throughout Doral Financial. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
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
General Business, Economic and Political Conditions
          The Company’s business and earnings are sensitive to general business and economic conditions in Puerto Rico and the United States. Significant business and economic conditions include short and long-term interest rates, inflation and the strength of the Puerto Rico and U.S. economies and housing markets. If any of these conditions deteriorate, the Company’s business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household income could decrease the demand for residential mortgage loans and increase the number of customers who become delinquent or default on their loans; or, a dramatically rising interest rate environment could decrease the demand for loans.
          The economy of Puerto Rico appears to continue to underperform the U.S. economy. In its monthly Index of Economic Activity, the Puerto Rico Planning Board registered a 0.22% decrease on a monthly basis in June 2007. Furthermore, the Commonwealth’s fiscal situation still poses challenges for growth. In particular, general fund revenue and sales tax receipts are below projections, increasing the risk that additional revenue raising initiatives will be required to balance the budget. For more information on the current fiscal situation of the Commonwealth of Puerto Rico, please refer to Part I, Item 1. Business, “The Commonwealth of Puerto Rico — Current Fiscal Situation” and Item 1A. Risk Factors, in Part I of the Company’s 2006 Annual Report on Form 10-K.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
          The Company’s management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2006, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2006 Annual Report on Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007.
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
Changes in Internal Control Over Financial Reporting
          During the quarter ended September 30, 2007, as described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company continued to take certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2006. As part of this remediation program, the Company has added skilled resources, including outside consultants, to improve controls and increase the reliability of the financial closing process. In addition, the Company has taken significant steps to reestablish its recurring financial close and reporting process. Specifically, the Company has implemented procedures to ensure that complete and accurate financial information is prepared and presented to management and the Board of Directors for their review on a timely and recurring basis. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On July 19, 2007, pursuant to the stock purchase agreement, dated as of May 16, 2007, as amended, entered into by the Company and Doral Holdings, Doral Holdings purchased 968,253,968 newly issued shares of the Company’s common stock for $610 million in cash, without being registered under the Securities Act of 1933, as amended (the “Securities Act”), or qualified under state or Commonwealth of Puerto Rico securities or blue sky laws, in compliance with the exemption from Securities Act registration provided by Section 4(2) of the Securities Act. Following the closing of the transaction, Doral Holdings holds securities representing approximately 90.0% of the voting power of all of the Company’s shareholders.
     For additional information regarding the transaction, refer to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Stockholders Meeting (the “Annual Meeting”) of the Company was held on July 17, 2007. The proposals submitted to the Annual Meeting and the results of the voting thereon were disclosed in Part II, Item 4 of the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2007 and are incorporated herein by reference.
ITEM 5. OTHER INFORMATION
          None.
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

DORAL FINANCIAL CORPORATION (Registrant)
Date: November 9, 2007	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: November 9, 2007	/s/ Marangal I. Domingo
Marangal I. Domingo
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
10.1	-	Securityholders and Registration Rights Agreement, dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2007).

10.2	-	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Sterns Merchant Manager III, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 26, 2007).

12.1	-	Computation of Ratio of Earnings to Fixed Charges.

12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.