Form 10-K
period 2007-12-31
DORAL FINANCIAL CORP
filed 2008-03-20
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17224
Doral Financial Corporation
(Exact name of registrant as specified in its charter)

Puerto Rico (State or other jurisdiction of incorporation or organization)	66-0312162 (I.R.S. employer identification no.)

1451 Franklin D. Roosevelt Avenue San Juan, Puerto Rico (Address of principal executive offices)	00920-2717 (Zip Code)
Registrant’s telephone number, including area code: (787) 474-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value.	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
7.00% Noncumulative Monthly Income Preferred Stock, Series A
8.35% Noncumulative Monthly Income Preferred Stock, Series B
7.25% Noncumulative Monthly Income Preferred Stock, Series C
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐      Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
     $126,810,819 approximately, based on the last sale price of $23.60 per share on the New York Stock Exchange on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 53,810,110 shares as of March 1, 2008.
Documents Incorporated by Reference:
Part III incorporates certain information by reference to the Proxy Statement for the 2008 Annual Meeting of Shareholders

DORAL FINANCIAL CORPORATION
2007 ANNUAL REPORT ON FORM 10-K

i

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
     Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	the strength or weakness of the real estate markets and of the consumer or commercial credit sectors and its impact in the credit quality of Doral Financial’s loans and other assets;

•	Doral Financial’s ability to derive sufficient income to realize the benefit of its deferred tax assets;

•	the strength or weakness of the Puerto Rico and the United States economies;

•	changes in interest rates and the potential impact of such changes in interest rates on Doral Financial’s net interest income;

•	the performance of U.S. capital markets;

•	the fiscal and monetary policy of the federal government and its agencies;

•	potential adverse development from ongoing enforcement actions by bank regulatory agencies;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     Doral Financial does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

PART I
Item 1. Business.
GENERAL
Overview
     Doral Financial Corporation (“Doral Financial” or the “Company”) was organized in 1972 under the laws of the Commonwealth of Puerto Rico and operates as a bank holding company. Doral Financial’s operations are principally conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. Doral Financial’s principal executive offices are located at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717, and its telephone number is (787) 474-6700.
     Doral Financial manages its business through four operating segments that are organized by legal entity and aggregated by line of business: banking (including thrift operations), mortgage banking, insurance agency and institutional securities. For additional information regarding the Company’s segments please refer to “Operating Segments” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to Note 32 of the audited financial statements. Doral Financial primarily conducts operations in the following segments:
     Banking. Through its principal banking subsidiary, Doral Bank, a Puerto Rico commercial bank (“Doral Bank PR”), Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans (primarily residential real estate mortgage loans), invests in mortgage-backed securities as well as in other investment securities, and offers traditional banking services. Approximately 94% of Doral Bank PR’s loan portfolio is secured by real estate. Doral Bank PR operates 41 branch offices in Puerto Rico. Loans are primarily originated through the branch office network and centralized loan departments. Internal mortgage loan originations are also supplemented by wholesale loan purchasers from third parties. As of December 31, 2007, Doral Bank PR had total assets and total deposits of $7.6 billion and $4.3 billion, respectively.
     Doral Financial also operates a federal savings bank in New York, New York under the name of Doral Bank, FSB (“Doral Bank NY”) which, following the sale of its eleven retail branches in July 2007, operates through a single branch. Doral Bank NY gathers deposits primarily through an internet-based platform and originates and invests in loans, consisting primarily of interim loans secured by multi-family apartment buildings and other commercial properties and also invests in investment securities. As of December 31, 2007, Doral Bank NY had total assets and total deposits of $120.4 million and $101.6 million, respectively.
     Mortgage Banking. This segment relates to the business activities of the holding company (Doral Financial). Prior to 2007, the holding company and various of its subsidiaries were engaged in mortgage originations, securitization and related activities. As part of its business transformation effort, Doral Financial transferred its mortgage origination and servicing platforms, subject to certain exclusions, to Doral Bank PR (including its wholly-owned subsidiary, Doral Mortgage.) The Company’s mortgage origination business is now conducted by Doral Mortgage LLC, now a wholly-owned subsidiary of Doral Bank PR, and the Company’s mortgage servicing business is operated by Doral Bank PR. Prior to July 2007, the origination of residential mortgage loans and the servicing of these loans was principally conducted through an operating division of the holding company and a number of mortgage banking subsidiaries of the holding company. Loans that were not securitized or sold in the secondary market were generally funded by Doral Bank PR under a master production agreement. With the exception of Doral Mortgage, operations of all other mortgage banking subsidiaries were ceased. The holding company, which is considered part of the mortgage bank segment, also held a substantial portfolio of investment securities. Substantially all new loan origination and investment activities at the holding company level were also terminated.

     Insurance Agency. Doral Financial through its wholly-owned subsidiary, Doral Insurance Agency, Inc., offers property, casualty, life and title insurance as an insurance agency, primarily to its mortgage loan customers. On February 27, 2008, Doral Insurance Agency acquired an insurance portfolio of approximately 11,000 policies from Citiseguros PR Inc., a subsidiary of Citibank, N.A.-Puerto Rico.
     Institutional Securities. During 2006, the Company reduced the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. The Company intends to assign this contract to Doral Bank PR.
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
Holding Company Structure
     Doral Financial is a corporation organized under the laws of the Commonwealth of Puerto Rico. Doral Financial conducts its activities primarily through its wholly-owned subsidiaries, Doral Bank PR, Doral Bank NY, Doral Insurance Agency, Inc. (“Doral Insurance Agency”), Doral Securities, Inc. (“Doral Securities”) and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates four wholly-owned subsidiaries: Doral Mortgage LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), which is engaged in commercial lending in the New York City metropolitan area, Doral International, Inc., a Puerto Rico-based international banking entity, and CB, LLC, an entity formed to manage a residential real estate project that Doral Bank PR received in lieu of foreclosure.

     On July 19, 2007, Doral Holdings Delaware, LLC (“Doral Holdings”), a newly formed bank holding company in which Bear Stearns Merchant Banking and other investors including funds managed by Marathon Asset Management, Perry Capital, the DE Shaw Group and Tennenbaum Capital purchased 48,412,698 shares of Doral Financial common stock for an aggregate purchase price of $610.0 million (please note that all share and per share information presented in this Annual Report on Form 10-K has been adjusted to reflect a 1-for-20 reverse stock split effective August 17, 2007). As a result of this transaction Doral Holdings owns 90% of the outstanding common stock of Doral Financial. This transaction is referred to in this Annual Report on Form 10-K as the “Recapitalization.”
     Banking Activities
     Doral Financial is engaged in retail banking activities in Puerto Rico through its principal banking subsidiary, Doral Bank PR. Doral Bank PR operates 41 branches in Puerto Rico. Doral Bank PR offers a variety of consumer loan products as well as deposit products and other retail banking services. Doral Bank PR’s strategy is to combine excellent service with an improved sales process to capture new clients and cross-sell additional products to existing clients. As of December 31, 2007, Doral Bank PR had a loan portfolio, classified as loans receivable, of approximately $4.3 billion, of which approximately $4.1 billion consisted of loans secured by residential real estate, including real estate development projects. Also as of December 31, 2007, Doral Bank PR had a portfolio of loans held for sale of approximately $231.9 million, which included loans held for sale by Doral Bank PR’s wholly-owned subsidiaries, Doral Mortgage, Doral Money and Doral International.
     Doral Bank PR’s lending activities have traditionally focused on the origination of residential mortgage loans and were closely integrated with Doral Financial’s mortgage banking units pursuant to master production and master servicing agreements. Under these agreements, most of the loan processing and origination activities were conducted by the mortgage banking subsidiary. As part of its business transformation efforts, commencing in July 2007, all residential mortgage origination activities are now conducted by Doral Bank PR through its wholly-owned subsidiary Doral Mortgage. Doral Bank PR also originates (through centralized loan origination units) commercial loans, including construction loans to finance the construction of residential home developments and commercial real estate projects, and commercial loans secured by real estate collateral.
     Doral Financial is also engaged in the banking business in the New York City metropolitan area through its federal savings bank subsidiary, Doral Bank NY. Before July 27, 2007, Doral Bank NY operated through eleven retail branches located in the New York City metropolitan area. On July 27, 2007, Doral Bank NY sold its eleven existing branches in the New York City metropolitan area to New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp. Doral Financial retained Doral Bank NY’s federal thrift charter and currently operates through a single branch. It gathers deposits through an internet-based platform. Doral Bank NY invests primarily in interim loans secured by multi-family apartment buildings and other commercial properties located in the New York City metropolitan area, as well as in taxi medallion loans and residential mortgages purchased on a whole loan basis from other financial institutions.
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
Commercial Lending
     The Company provides commercial loans to local businesses, primarily small to middle market clients. Doral Bank PR’s strategy is to develop business relationships by combining excellent service with a well-executed sales process that emphasizes cross-selling additional products to existing customers. Doral Bank PR targets commercial clients in Puerto Rico that generally have financing needs of up to $10.0 million.
     At December 31, 2007, commercial loans totaled $846.1 million, or 19%, of Doral Bank PR’s gross loan and lease portfolio which included $721.4 million in commercial loans secured by real estate. Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, Doral Bank PR’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.
     Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, LIBOR or another established index.
     Commercial term loans are typically made to finance the acquisition of fixed assets, provide permanent working capital or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan.
     Doral Financial’s portfolio of commercial loans is subject to certain risks, including: (i) a possible downturn in the Puerto Rico economy; (ii) interest rate increases; (iii) the deterioration of a borrower’s or guarantor’s financial capabilities; and (iv) environmental risks, including natural disasters. Doral Financial attempts to reduce the exposure to such risks by: (i) reviewing each loan request and renewal individually; (ii) utilizing a centralized approval system for all unsecured and secured loans in excess of $100,000; (iii)

strictly adhering to written loan policies; and (iv) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis
Consumer Loans
     Doral Bank PR also provides consumer credit and personal secured loans. At December 31, 2007, consumer loans totaled $88.9 million, or 2.0% of its gross loan and lease portfolio. Doral Bank PR’s consumer loan portfolio is subject to certain risks, including: (i) amount of credit offered to consumers in the market; (ii) interest rate increases; and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. Doral Bank PR attempts to reduce its exposure to such risks by: (i) individually reviewing each loan request and renewal; (ii) utilizing a centralized approval system for loans in excess of $25,000; (iii) strictly adhering to written credit policies; and (iv) conducting an independent credit review.
Leasing Activities
     Doral Bank PR offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2007, Doral Bank PR held $33.5 million in leases, representing 0.8% of its gross loan and lease portfolio. During 2007, approximately 90% of all lease originations were automobile leases. The remaining originations were primarily medical equipment and construction equipment leases. While the granting of leases is governed by many aspects of Doral Financial’s general credit policies and procedures, due to the nature of the exposure, additional credit parameters are applied to leases. Automobile leasing is done by way of finance leases, where the lessee is responsible for any residual value at the end of the lease term. The credit risk associated with this product is generally higher than commercial lending. Doral Bank PR tries to mitigate these risks by making the lessee responsible for the residual value and using a sound credit underwriting process. Credit controls, include but are not limited to, dollar limits amounts on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters and certain credit history parameters.
Construction Lending
     Under current market conditions in Puerto Rico, the Company has ceased financing new construction of single family residential and commercial real estate projects, including for land development, in Puerto Rico. Doral will continue to evaluate and appraise market conditions to determine if and when it will resume such financing. Doral Bank had traditionally been a leading player in Puerto Rico in providing interim construction loans to finance residential development projects, primarily in the affordable and midrange housing markets. In 2006, the Company reassessed its risk exposure to the sector and made a strategic decision to restrict construction lending to established clients with proven track records. In late 2007, as a result of the continued downturn in the Puerto Rico housing market, the Company decided that it would no longer underwrite new development projects and focus its efforts on collections, including assisting developers in marketing their properties to potential home buyers. As of December 31, 2007, Doral Bank PR had approximately $501.4 million in construction loans.
     Doral Bank NY also extends interim, construction loans and bridge loans secured by multi-family apartment buildings and other commercial properties in the New York City metropolitan area. As of December 31, 2007, Doral Bank NY had a portfolio of $66.2 million in interim and bridge loans.
     Doral Financial’s construction loan portfolio is subject to certain risks, including: (i) a possible downturn in the Puerto Rico economy; (ii) interest rate increases; (iii) deterioration of a borrower’s or guarantor’s financial capabilities; and (iv) environmental risks, including natural disasters. Doral Financial attempts to reduce the exposure to such risks by: (i) individually reviewing each loan request and renewal; (ii) utilizing a centralized approval system for secured loans in excess of $100,000; (iii) strictly adhering to written loan policies; and (iv) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis.

     Residential Mortgage Lending
     Mortgage Loan Products. Doral Bank PR is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), an approved issuer for the Government National Mortgage Association (“GNMA”) and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral Financial is also qualified to originate mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the Veterans Administration (“VA”) or by the Rural Housing Service (“RHS”).
     Doral Bank PR originates a wide variety of mortgage loan products, some of which are held for investment and others which are held for sale, that are designed to meet consumer needs and competitive conditions. The principal residential mortgage products are 30-year and 15-year fixed rate first mortgage loans secured by single-family residential properties consisting of one-to-four family units. None of Doral Bank’s residential mortgage loans have adjustable interest rate features. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by FHA, VA or RHS and those that are not. The latter type of loans is referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not are referred to as non-conforming loans.
     For additional information on Doral Financial’s mortgage loan originations, refer to Table I — Loan Production included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
     Mortgage Origination Channels
     Doral Bank PR’s strategy is to increase the size of its mortgage servicing portfolio primarily by internal originations through its retail branch network. Doral Mortgage units are co-located with all of Doral Bank PR’s retail bank branches. Doral Bank PR supplements retail originations with wholesale purchases of loans from third parties. Doral Bank PR maintains a centralized unit for the origination of interim construction loans. The principal origination channels of Doral Financial’s loan origination units are summarized below.
     Retail Channel. Doral Bank PR originates loans through its network of loan officers located inside each of its 41 retail branches throughout Puerto Rico. Customers are sought through advertising campaigns in local newspapers and television, as well as direct mail and telemarketing campaigns. Doral Bank PR emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers.
     Construction Project Channel. Doral Bank PR maintains a centralized unit that works closely with residential housing developers and specializes in originating mortgage loans to provide permanent financing for the purchase of homes in new housing projects.
     Wholesale Correspondent Channel. Doral Bank PR maintains a centralized unit that purchases closed residential mortgage loans from other financial institutions consisting primarily of conventional mortgage loans. Doral Bank PR underwrites each loan prior to purchase. For the years ended December 31, 2007 and 2006, total loan purchases amounted to approximately $82.7 million and $82.1 million, respectively. In the past, Doral Bank PR has also purchased conforming mortgage loans on a wholesale basis from U.S. mainland financial institutions without the related servicing rights and were generally securitized into FNMA or FHLMC securities and sold into secondary market. During the third quarter of 2005, Doral Financial terminated its purchases of whole loans in bulk without the associated servicing rights.
     For more information on Doral Financial’s loan origination channels, refer to Table J — Loan Origination Sources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

     Mortgage Loan Underwriting
     Doral Bank PR’s underwriting standards are designed to comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, Federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable.
     Doral Bank PR’s underwriting policies focus primarily on the borrower’s ability to pay and secondarily on collateral value. The maximum loan-to-value ratio on conventional first mortgages generally does not exceeds 80%. Doral Bank PR also offers certain first mortgage products with higher loan-to-value ratios, which may require private mortgage insurance. In conjunction with a first mortgage, Doral Bank PR may also provide a borrower with additional financing through a closed end second mortgage loan, whose combined loan-to-value ratio exceeds 80%. Doral Bank PR does not originate adjustable rate mortgages (“ARM”) or negatively amortizing loans.
     During the first half of 2006, the Company originated loans through various mortgage-banking subsidiaries each of which had different underwriting processes. During the second half of 2006, the Company revamped its underwriting process to achieve a uniform rules-based standard and improve the quality of its non-conforming loan originations. The implementation of these standards contributed to a significant reduction in the Company’s loan originations during the second half of 2006 and the first two quarters of 2007. The Company, however, believes that these changes have allowed it to more efficiently underwrite assets with better credit quality that is consistent with the Company’s goal of retaining a greater portion of its loan production. Doral Bank PR retains the majority of its non-conforming loan originations in portfolio.
     The Company uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores. The implementation of the adjustments to the Company’s underwriting standards described above has resulted in loan originations with higher FICO® scores. Set forth below is additional information about the FICO® scores (95 % used the latest score available to date updated as of August, 2007) of residential loans serviced by the Company as of December 31, 2007.

(Dollars in thousands)
	Residential	Percentage of
FICO® Scores	Servicing Portfolio	Total Portfolio
Not available	$82,844	0.6%
619 or below	3,672,388	28.0%
620-659	1,695,679	13.0%
660-719	3,376,557	25.8%
720 and above	4,268,931	32.6%

Total(1)	$13,096,399	100.0%

Weighted average FICO®(2)	669

(1)	Excludes U.S. servicing. Also excludes commercial, multi-family and construction loans serviced by the Company.

(2)	Weighted average FICO® scores do not include loans for which the FICO® score was not available.
     Mortgage Loan Servicing
     When Doral Financial sells originated or purchased mortgage loans, it generally retains the right to service such loans and to receive the associated servicing fees. Doral Financial’s principal source of servicing rights has traditionally been its mortgage loan production. Doral Financial also seeks to purchase servicing rights in bulk when it can identify attractive opportunities. In July of 2007, all servicing operations were transferred to Doral Bank PR.
     The Company believes that loan servicing for third parties is important to its asset/liability management tool because it provides an asset whose value in general tends to move in the opposite direction to the value of its loan and investment portfolio. The asset also provides additional fee income to help offset the cost of its mortgage operations.
     Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees. In general, Doral Bank PR’s servicing agreements are terminable by the investors for cause. However, certain servicing arrangements, such as those with FNMA and FHLMC, contain termination provisions that may be triggered by changes in the servicer’s financial condition that materially and adversely affect its ability to provide satisfactory servicing of the loans. As of December 31, 2007, approximately 29% and 21% of Doral Financial’s mortgage loans serviced for others related to mortgage servicing for FNMA and GNMA, respectively. As of December 31, 2007, Doral Bank PR serviced approximately $10.1 billion in mortgage loans on behalf of third parties. Termination of Doral Bank PR’s servicing rights by either of these agencies could have a material adverse effect on Doral Financial’s results of operations and financial condition. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with this type of servicing arrangement is evaluated solely based on ancillary income, float, late fees, prepayment penalties and costs.
     Doral Bank PR’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Bank PR may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. For additional information regarding the composition of Doral Financial’s servicing portfolio as of each of the Company’s last three fiscal year-ends, refer to Table K — Mortgage Loan Servicing in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
     The degree of credit risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or FHLMC, or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. In the past, Doral Financial often sold non-conforming loans on a partial recourse basis. These recourse obligations were retained by Doral Financial when Doral Bank PR assumed the servicing rights from Doral Financial. For additional information regarding recourse obligations, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Off-Balance Sheet Activities” in this report.
     Sale of Loans and Securitization Activities
     Doral Financial sells or securitizes a portion of the residential mortgage loans that it originates and purchases to generate income. These loans are underwritten to investor standards, including that of FNMA, FHLMC, and GNMA. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2007 and 2006, Doral Financial issued approximately $155.4 million and $198.1 million, respectively, in GNMA-guaranteed mortgage-backed securities.
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

     For the years ended December 31, 2007 and 2006, Doral Financial securitized approximately $78.2 million and $53.5 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2007 and 2006, Doral Financial sold approximately $62.6 million and $177.1 million, respectively, of loans through the FNMA and FHLMC cash window programs.
     Prior to July 2005, the Company also sold mortgage loans that did not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) as whole loans to local financial institutions or to FNMA or FHLMC and other financial institutions in negotiated transactions. Many of Doral Financial’s whole loan sales to local financial institutions historically were structured similarly to securitization transactions. When Doral Financial sold a pool of loans to an investor, it retained the servicing rights and agreed to pay the purchaser a specified pass-through rate for the entire pool that was below the weighted-average coupon of the underlying mortgage loans. Any amounts received on the mortgages above the pass-through rate were retained by Doral Financial. The pass-through rate paid to the investors was normally a variable rate generally based on a spread over the three-month LIBOR. The present values of the future cash flows retained by Doral Financial above any contractual servicing fees are recognized on the Company’s financial statements as interest-only strips (“IOs”). Since July 2005, Doral Financial no longer structures its whole loan sales in this manner and sold its non-conforming loans in the US secondary market for cash without any retained interest, other than the retained mortgage servicing rights.
     Prior to the fourth quarter of 2005, Doral Financial’s non-conforming loan sales were generally made on a limited recourse basis. Pursuant to the restructuring of several recourse transactions consummated during 2006, the Company’s outstanding principal balance of loans sold subject to recourse decreased by $1.2 billion, from $2.4 billion as of December 31, 2005 to $1.2 billion as of December 31, 2006. As of December 31, 2007 and 2006, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse was approximately $1.1 billion and $1.0 billion, respectively, which included recourse obligations to FNMA and FHLMC as of such dates of approximately $1.0 billion and $0.9 billion, respectively. As of December 31, 2007 and 2006, Doral Financial had a recourse liability of $11.8 million and $9.5 million, respectively, to reflect estimated losses from such recourse arrangements.
     Commencing in the fourth quarter of 2005 and continuing throughout 2006, when the Company sold non-conforming loans to major financial institutions in the US mainland it has done so on a non-recourse basis, except recourse for certain early defaults. During 2007, the Company retained all of its non-conforming loan production in its loan receivable portfolio. While the Company currently anticipates that it will continue to retain its non-conforming loan originations in portfolio, in the future, the Company may seek to continue to diversify secondary market outlets for its non-conforming loan products both in the U.S. mainland and Puerto Rico.
     In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans, and in certain circumstances, such as in the event of early or first payment default, the Company retains credit risk exposure on those loans. If there is a breach of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with purchasers to review the claims and correct alleged documentation deficiencies. See Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and repurchased loans may harm Doral Financial and may continue to adversely impact Doral Financial,” and Item 7. Management’s Discussion and Analysis and Results of Operations, “—Liquidity and Capital Resources.”
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
     Under the Puerto Rico Internal Revenue Code of 1994 (the “PR Code”), the interest received on FHA and VA loans used to finance the original purchase of newly constructed housing in Puerto Rico and mortgage-

backed securities backed by such loans is exempt from Puerto Rico income taxes. This favorable tax treatment allows Doral Financial to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the U.S. mainland, and reduces its effective tax rate through the receipt of tax-exempt interest.
Insurance Agency Activities
     In order to take advantage of the cross-marketing opportunities provided by financial modernization legislation, enacted in 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral Insurance Agency currently earns commissions by acting as agent in connection with the sale of insurance policies issued by unaffiliated insurance companies. During 2007, 2006 and 2005, Doral Insurance Agency produced insurance fees and commissions of $8.8 million, $8.8 million and $12.4 million, respectively. Doral Insurance Agency’s activities are closely integrated with the Company’s mortgage loan originations with most policies sold to mortgage customers. Future growth of Doral Insurance Agency’s revenues will be tied to the Company’s level of mortgage originations, its ability to expand the products and services it provides and its ability to cross-market its services to Doral Financial’s existing customer base. On February 27, 2008, Doral Insurance Agency acquired an insurance portfolio of approximately 11,000 policies from Citiseguros P.R. Inc., a subsidiary of Citibank,
N.A.-Puerto Rico.
Institutional Securities Operations
     Doral Financial has been steadily decreasing the operations of this segment. During 2002, Doral Financial sold its retail securities brokerage business to an unaffiliated broker-dealer. As part of the Company’s expense reduction efforts, during the fourth quarter of 2005, the Company terminated its institutional sales and investment banking services. During 2006, the Company sold substantially all of Doral Securities’ investment securities and during the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. The Company intends to assign this contract to Doral Bank PR.
Branding Strategy
     On February 1, 2008, Doral Financial implemented a new advertising campaign to promote a change to Doral’s branding. This change in branding also coincided with the Company’s business transformation efforts to emphasize a community banking strategy.
Puerto Rico Income Taxes
     The maximum statutory corporate income tax rate in Puerto Rico is 39% for the taxable year ended December 31, 2007. In August 2005, the Government of Puerto Rico approved a legislation that imposed a special transitory income tax of 2.5% on certain corporations and partnerships, including Doral Financial and its Puerto Rico subsidiaries. It increased the maximum statutory income tax rate from 39% to 41.5%. This law was effective for taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. In May 2006, the Government of Puerto Rico approved an additional 2% transitory tax applicable only to banking institutions such as Doral Bank PR which increased the maximum statutory tax rate for banks to 43.5% for taxable years commencing during 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate for all corporations, including banks, returned to 39%. Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR or any other Puerto Rico subsidiary subject to tax under the PR Code.
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

     Doral Financial’s international banking entity subsidiary is generally not subject to Puerto Rico income taxes on interest earned on or gains realized from the sale of non-Puerto Rico assets including certain U.S. government and agency securities.
United States Income Taxes
     Except for Doral Bank NY and Doral Money, Doral Financial and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its Puerto Rico subsidiaries are generally only required to pay U.S. federal income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from U.S. sources. Doral Bank NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States. Dividends paid by Doral Bank NY to Doral Financial or by Doral Money to Doral Bank PR are subject to a 10% withholding tax.
Employees
     As of January 31, 2008, Doral Financial employed 1,371 persons compared to 1,435 as of December 31, 2007 and 1,310 as of December 31, 2006. Of the total number of employees 1,351 were employed in Puerto Rico and 20 employed in New York City as of January 31, 2008, compared to 1,416 employed in PR and 19 employed in New York City as of December 31, 2007 and to 1,190 employed in Puerto Rico and 120 employed in New York City as of December 31, 2006. As of January 31, 2008, of the total number of employees, 390 were employed in loan production and servicing activities, 578 were involved in branch operations, and 403 in administrative activities. As of such date, Doral Financial’s banking operations had 1,343 employees. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.
Segment Disclosure
     For information regarding Doral Financial’s operating segments, please refer to Note 32 to Doral Financial’s consolidated financial statements, “Segment Information,” and the information provided under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Operating Segments” in this report.
     Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico-based operations accounted for 99% of Doral Financial’s consolidated assets as of December 31, 2007 and 99% of Doral Financial’s consolidated losses for the year then ended. Approximately 92% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	Year Ended December 31,
	2007	2006	2005
Puerto Rico	96%	93%	95%
United States	4%	7%	5%
Market Area and Competition
     Puerto Rico is Doral Financial’s primary service area. The competition in Puerto Rico for the origination of loans and attracting of deposits is substantial. Competition comes not only from local commercial banks and credit unions, but also from banking affiliates of banks headquartered in the United States, Spain and Canada. In mortgage lending, the Company also faces competition from independent mortgage banking companies. Doral Financial competes principally by offering loans with competitive features, by emphasizing the quality of its service and by pricing its range of products at competitive rates.

The Commonwealth of Puerto Rico
     General. The Island of Puerto Rico, located in the Caribbean, is approximately 100 miles long and 35 miles wide, with an area of 3,423 square miles. The United States Census Bureau estimated that the population of Puerto Rico was 3,927,776 as of July 1, 2006. Puerto Rico is the fourth largest and most economically developed of the Caribbean islands. Its capital, San Juan, is located approximately 1,600 miles southeast of New York City and had an estimated population of 434,375 as of 2000.
     Relationship of Puerto Rico with the United States. Puerto Rico has been under the jurisdiction of the United States since 1898. The United States and Puerto Rico share a common defense, market and currency. As a commonwealth of the United States, Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. There is a federal district court in Puerto Rico and most federal laws are applicable to Puerto Rico. The United States postal service operates in Puerto Rico in the same manner as in the mainland United States. The people of Puerto Rico are citizens of the United States, but do not vote in national elections, and are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives, and has limited voting rights. Most federal taxes, except those, such as social security taxes, which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for certain federal employees who are subject to taxes on their salaries.
     The Economy. The economy of Puerto Rico is closely linked to that of the mainland United States. Most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2006, approximately 83% of Puerto Rico’s exports went to the US mainland, which was also the source of approximately 51% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States.
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
     Preliminary figures for the fiscal year ended June 30, 2006 show that gross national product increased from $45.0 billion (in current dollars) for fiscal year 2002 to $56.7 billion (in current dollars) for fiscal year 2006. In fiscal year 2006, personal income per capita was $12,997. Total average annual employment as measured by, the Puerto Rico Department of Labor and Human Resources Household Employment Survey, increased 6.3% from fiscal year 2003 to fiscal year 2007, reaching 1,262,900. Unemployment, although at relatively low historical levels, remains well above the United States average. The average unemployment rate decreased from the 11.7% reported in fiscal year 2006 to 10.4% in fiscal year 2007. The unemployment rate for the first seven months of fiscal year 2007 was 10.3%, a decrease from 11.7% for the same period of fiscal year 2006. Employment figures for the first three months of fiscal year 2008 show that unemployment is increasing, reaching 11.0% for September 2007. The value of construction permits decreased by 7.3% for the first ten months of 2007 compared to the same period in 2006.
     Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the United States dollar, the level of interest rates and changes to existing tax incentive legislation. Currently, after a number of downward revisions reflecting deterioration in several key economic indicators, the Puerto Rico Planning Board estimated that the real gross national product decreased by 1.4% for the fiscal year ending June 30, 2007. Key economic indicators show that the economy has been contracting since April 2006 and this trend is expected to continue through the first half of 2008. The head of the PR Planning Board Economic Research Unit recently stated that forecasted growth for fiscal year 2008 would be revised downward to a negative 1.8%. The major factors currently adversely affecting the economy are the relatively high level of oil prices, the depreciation of the dollar (which affects the value of imports from foreign countries, which account for approximately 50% of total imports to Puerto Rico), and the continuing economic uncertainty generated by the Commonwealth’s fiscal crisis, among others.
     Current Fiscal Situation. On May 25, 2006, the Governor signed a legislation providing for fiscal reform of the Commonwealth government, including, among other things, the reduction of government spending, the elimination or consolidation of redundant agencies and the reduction of government payroll. On July 4, 2006, the Puerto Rico legislature approved legislation amending the PR Code to provide, among other things, for a general sales and use tax of 5.5% and a municipal sales and use tax of 1.5%. Although the tax and fiscal reforms have been adopted, there can be no assurance that such measures will generate the projected revenues or savings. The Secretary of Treasury has publicly stated that governmental revenues are lagging behind projections for the fiscal year ending June 30, 2008. The inability for the government to approve a budget in a timely fashion led to a two-week government shutdown in 2006. The Company cannot predict the impact that the current fiscal situation of the Commonwealth of Puerto Rico will have on the Puerto Rico economy and thus on Doral Financial’s operations.
     Ratings of Commonwealth of Puerto Rico Obligations. On May 22, 2007, S&P lowered its rating on the Commonwealth’s general obligation debt to “BBB-”, changed its ratings outlook to stable and confirmed its BBB- rating on the Commonwealth’s appropriation debt. S&P had placed a negative rating outlook on the Commonwealth’s general obligation debt on March 22, 2006, as a result of the Commonwealth’s anticipated budget deficit for fiscal year 2006, slow progress on tax and fiscal reform and the apparent political impasse regarding these measures. In November 2007, Moody’s confirmed its “Baa3” and “Ba1” rating on the Commonwealth’s general obligation debt and appropriation debt, respectively, but upgraded the outlook of the Commonwealth’s credit ratings to “stable” from “negative”. For more information relating to the Commonwealth’s ratings please refer to www.moodys.com and www.standardandpoors.com.
REGULATION AND SUPERVISION
Mortgage Origination and Servicing Activities
Federal Regulation
     Doral Financial’s mortgage origination and servicing operations are subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to ensure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products.

Puerto Rico Regulation
     Doral Mortgage and Doral Financial are licensed by the Office of the Commissioner as mortgage banking institutions. Such authorization to act as mortgage banking institution must be renewed as of December 1 of each year. In the past, Doral Financial and its subsidiaries have not had any difficulty in renewing their authorizations to act as mortgage banking institutions and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial’s operations in the mainland United States are subject to regulation by state regulators in the states in which it conducts business.
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
Banking Activities
     Federal Regulation
     General
     Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities the Federal Reserve has determined to be closely related to the business of banking. Under the Gramm-Leach-Bliley Act, financial holding companies can engage in a broader range of financial activities than other holding companies. Given the difficulties faced by Doral Financial following the restatement of its audited financial statements for the period between January 1, 2000 to December 31, 2004, the Company filed a notice with the Federal Reserve withdrawing its election to be treated as a financial holding company, which became effective on January 8, 2008. See “—Financial Modernization Legislation” below for a description of the expanded powers of financial holding companies. The withdrawal of its election to be treated as a financial holding company has not adversely affected and is not expected to adversely affect Doral Financial’s current operations, all of which are permitted for bank holding companies that have not elected to be treated as financial holding companies. Specifically, Doral Financial is authorized to engage in insurance agency activities in Puerto Rico pursuant to Regulation K promulgated under the BHC Act. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company without the prior approval of the Federal Reserve.
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

     On March 17, 2006, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. On January 14, 2008, the FDIC and the Office of the Commissioner jointly released Doral Bank PR from the March 16, 2006 consent order. On February 19, 2008, Doral Bank PR and the FDIC entered into a new consent order related to BSA. For a detailed description of how these orders and certain other regulatory proceedings affect Doral Bank PR, please refer to Part I, Item 3. Legal Proceedings, in this report.
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
     Financial Modernization Legislation
     On January 8, 2008, Doral Financial withdrew its election to be treated as a financial holding company. Under the Gramm-Leach-Bliley Act, bank holding companies, all of whose depository institutions are “well capitalized” and “well managed,” as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or other limits applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes). As noted above, the withdrawal of financial holding company status did not adversely affect Doral Financial’s current operations.
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
     Capital Adequacy
     Under the Federal Reserve’s risk-based capital guidelines for bank holding companies, the minimum guidelines for the ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of Total Capital is to be comprised of common equity, retained earnings, minority interests in unconsolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, in the case of a bank holding company, less goodwill and certain other intangible assets discussed below (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves (“Tier 2 Capital”).
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
     Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital ratios at December 31, 2007, based on existing Federal Reserve, FDIC and OTS guidelines.

		Banking Subsidiaries
				Well
	Doral	Doral	Doral	Capitalized
	Financial(1)	Bank PR	Bank NY	Minimum
Total capital ratio (total capital to risk weighted assets)	17.8%	12.2%	13.8%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	16.5%	10.9%	13.0%	6.0%
Leverage ratio(2)	10.8%	5.7%	10.6%	5.0%

(1)	Doral Financial is not subject to regulatory capital requirements as of December 31, 2007. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

(2)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank NY.
     As of December 31, 2007, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively. See Pat II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “- Regulatory Capital Ratios” for additional information regarding Doral Financial’s regulatory capital ratios. Both of the Company’s banking subsidiaries are “well capitalized.” Under the consent order entered into with the Federal Reserve, the Company filed a capital plan with the Federal Reserve in which it agreed to maintain a leverage ratio of at least 5.5% for Doral Financial and 6.0% for Doral Bank PR. As a result in the increase in the allowance for loan losses recorded by Doral Bank PR during the fourth quarter of 2007, its leverage ratio dropped to 5.7%. As a result of the completion of the Recapitalization in July 2007, Doral Financial leverage ratio increased well above required levels.
     On February 15, 2008, the Board of Directors of Doral Financial approved a capital infusion of $80.0 million to Doral Bank, PR to raise its leverage ratio above 6.0%.
     Failure to meet capital guidelines could subject a bank holding company or an insured bank to a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “FDICIA” below.
     Basel II Capital Standards
     The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published its new capital guidelines (“Basel II”) governing the capital adequacy of large, internationally active banking organizations (“core banking organizations”) with at least $250.0 billion in total assets or at least $10.0 billion in foreign exposure. In November 2007, the federal banking agencies adopted final rules to implement Basel II for core banking organizations. Under Basel II, core banking organizations will be required to enhance the measurement and management of their risks, including credit risk and operational risk, through the use of advanced approaches for calculating risk-based capital requirements. The agencies announced they will issue a proposed rule that will provide all non-core banking organizations which are not required to adopt Basel II’s advance approaches, such as Doral Bank PR, with the option to adopt a standardized approach under Basel II. The proposed rule is intended to be finalized before the core banking organizations may start their first transition period under Basel II (December 1, 2009). This new proposal will replace the earlier proposal to adopt the so-called Basel IA option.

     Until such time as the new rules for non-core banking institutions are adopted, Doral Financial is unable to predict whether it will adopt a standardized approach under Basel II or the effect that the new rules for non-core banking institutions might have on Doral Bank PR’s financial condition or results of its operations.
     Opting into the Basel II Accord standard would require Doral Bank to implement advanced measurement techniques employing internal estimates of certain key risk drivers to derive capital requirements. Opting into the Basel II Accord may also require meeting more onerous computational requirements. Prior to implementation of the new capital regime, a bank holding company will be required to demonstrate to its primary federal regulator that its measurement approaches meet relevant supervisory standards.
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
     At December 31, 2007, Doral Financial’s banking subsidiaries were well capitalized. Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital categories, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Financial, Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institutions’ financial condition and results of operations.
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
     Dividend Restrictions
     The payment of dividends to Doral Financial by its banking subsidiaries may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice that, (depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See “-FDICIA” above for additional information.
     On February 9, 2006, the OTS notified Doral Bank NY that, until further notice, it could not pay any dividends to Doral Financial without the prior written approval of the OTS. In connection with the Recapitalization, Doral Bank NY received the approval of the OTS to make a capital distribution to Doral Financial in the amount of $50.0 million of which $45.0 million was made on July 20, 2007. The OTS withdrew this notice on March 6, 2008.

     On March 17, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders prohibit Doral Bank PR from paying dividends to Doral Financial without obtaining prior written approval from the FDIC and Federal Reserve. The FDIC and the Office of the Commissioner lifted their consent order on January 17, 2008. The consent order with the Federal Reserve remains in effect.
     See “Regulation and Supervision — Banking Activities — Puerto Rico Regulation,” below, for a description of certain restrictions on Doral Bank PR’s ability to pay dividends under Puerto Rico law. See “Regulation and Supervision — Banking Activities — Savings Bank Regulation,” below, for a description of certain restrictions on Doral Bank NY’s ability to pay dividends under OTS regulations.
     FDIC Insurance Assessments
     The deposits of Doral Bank PR and Doral Bank NY are subject to FDIC deposit insurance assessments. On February 8, 2006 the President of the United States signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) which became effective January 1, 2007. The Reform Act provides for the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund (“DIF”), an increase in the maximum amount of insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.
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
     For 2007, premiums related to deposits assessed by both the BIF and the SAIF are to be assessed at a rate between 0 cents and 27 cents per $100 of deposits. In recent years, well capitalized and well managed banks have paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.
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

     The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the Financing Corporation is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current Financing Corporation annual assessment rate is 1.26 cents per $100 of deposits. As of December 31, 2007, Doral Bank PR and Doral Bank NY had a deposit base of approximately $2.4 billion and $117.0 million, respectively.
     Community Reinvestment
     Under the Community Reinvestment Act (“CRA”), each insured depository institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for such institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications by the institution, including application for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Doral Bank PR received a rating of high satisfactory as of the most recent CRA report of the FDIC.
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
     As of December 31, 2007, Doral Bank PR had a total of approximately $2.5 billion of brokered deposits, compared to approximately $2.0 billion as of December 31, 2006. Doral Bank PR uses brokered deposits as a source of inexpensive funding. While, Doral Bank NY did not have any brokered deposits as of December 31, 2007, it has had brokered deposits in the past. As of June 30, 2007, Doral Bank NY had approximately $17.7 million of brokered deposits. The brokered deposits were sold in the third quarter of 2007 in connection with the sale of Doral Bank NY’s branch network and related assets.
     USA Patriot Act of 2001
     On October 26, 2001, the President of the United States signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of US anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.
     The US Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements on financial institutions, including Doral Financial’s banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Doral Financial believes that the cost of complying with Title III of the USA Patriot Act is not likely to be material to Doral Financial. Please refer to Item 3. Legal Proceedings — Banking Regulatory Matters, for a description of a consent order entered into by Doral Bank PR on February 19, 2008 with the FDIC regarding compliance with various provisions of the Bank Secrecy Act.
     Puerto Rico Regulation
     General
     As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank PR is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).
     Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2007, Doral Bank PR’s reserve fund complied with the legal requirement.
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
     Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of the Commissioner may permit from time to time. The Office of the Commissioner has permitted the inclusion of up to 50% of retained earnings. As of December 31, 2007, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $70.9 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2007, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $118.2 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.
     Section 14 of the Banking Law authorizes Doral Bank PR to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank PR currently operates four subsidiaries, Doral Mortgage LLC, which engages in mortgage originations and related activities, Doral Money, Inc., which engages in mortgage banking activities in the mainland United States, Doral International, Inc., which is licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of the real property securing an interim construction loan and the Company’s decision to continue the development of the residential housing project on a temporary basis.

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
     On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent orders also prohibit Doral Financial and any of its non-banking affiliates, directly or indirectly, from entering into, participating, or in any other manner engaging in any covered transactions with its subsidiary banks, Doral Bank PR and Doral Bank NY. The consent order from the Office of the Commissioner was lifted on January 17, 2008, in a joint action with the FDIC.
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
     OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2007, the legal lending limit for Doral Bank NY under this regulation was approximately $2.0 million. Doral Bank NY’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY’s expanded aggregate legal lending limit under this provision was approximately $2.2 million as of December 31, 2007.
     On February 9, 2006, the OTS notified Doral Bank NY that, until further notice, it could not pay any dividend to Doral Financial without the prior approval of the OTS. The OTS also directed Doral Bank NY not to make any extensions of credit to Doral Financial, purchases of assets or similar transactions, without the prior written consent of the OTS. In connection with the Recapitalization, Doral Bank NY received the approval of the OTS to make a capital distribution to Doral Financial in the amount of $50.0 million, of which $45.0 million was made on July 20, 2007. On March 6, 2008, the OTS lifted this notice.

     IBC Act
     Doral International, Inc., an international banking entity (“IBE”), is subject to supervision and regulation by the Commissioner of Financial Institutions under the International Banking Center Regulatory Act (the “IBC Act”). Under the IBC Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBC Act and the regulations issued thereunder by the Commissioner (the IBC Regulator) limit the business activities that may be carried out in an IBE. Such activities are generally limited to persons and assets located outside of Puerto Rico. The IBC Act provide that every IBE must have not less than $300,000 on unencumbered assets or acceptable financial securities in Puerto Rico.
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
     The provisions of the Mortgage Banking Law also require regulatory approval for the acquisition of more than 10% of Doral Financial’s outstanding voting securities. See “-Regulation and Supervision—Mortgage Origination and Servicing” above.
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
Risks Relating to Doral Financial’s Business
Doral Financial’s business is concentrated in Puerto Rico and continued weakness of PR economy may continue to adversely affect Doral Financial.
     Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Adverse political or economic developments, decreases in housing values or natural disasters, such as hurricanes, could result in a downturn in loan originations, an increase in the level of non-performing assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of Doral Financial’s loans and loan servicing portfolio.
     Since 2006, the PR economy has been experiencing declining growth. The Puerto Rico Planning Board estimates that real gross national product decreased by approximately 1.4% for the fiscal year ended June 30, 2008 and after projecting nominal growth of 0.8% for the fiscal year ending June 30, 2008 the head of Planning Board Economic Research Unit publicly stated that this projection would be revised downward to a decrease of approximately 1.8%.
     The adverse economic conditions in Puerto Rico, the possibility of a recession in the United States, as well as increased uncertainty in the credit and real estate markets may also have an adverse effect on the credit quality of the Company’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Company.
Deteriorating credit quality particularly in real estate loans has adversely impacted Doral Financial and may continue to adversely impact Doral Financial.
     Doral Financial has experienced a downturn in credit performances during 2007, and Doral Financial expects credit conditions and the performance of its loan portfolio to continue to deteriorate in the near future. The deterioration in credit conditions caused Doral Financial to increase its allowance for loan and lease losses in 2007 by 86%, driven primarily by higher allocations related to construction commercial real estate loans, residential mortgage loans and land loans. Construction loans to finance residential or commercial project loans involve greater credit risk than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. The properties securing these loans are also harder to dispose of in foreclosure. Additional increases in the allowance for loan and lease losses may be necessary in the future. Accordingly, a decrease in the quality of Doral Financial’s credit portfolio could have a material adverse effect on Doral Financial’s earnings and results of operations.
Changes in interest rates could affect Doral Financial’s income and cash flows.
     Doral Financial’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Doral Financial’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve Board). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the value of loans, investment securities and mortgage servicing assets, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding.

The preparation of Doral Financial’s financial statements requires the use of estimates that may vary from actual results.
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect Doral Financial’s financial statements. Three of Doral Financial’s most critical estimates are the level of the allowance for loan and lease losses, the valuation of mortgage servicing rights and the amount of its deferred tax asset. Due to the inherent nature of these estimates Doral Financial cannot provide absolute assurance that it will not significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, nor that it will not recognize a significant provision for impairment of its mortgage servicing rights. If Doral Financial’s allowance for loan and lease losses is not adequate, Doral Financial’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, Doral Financial may increase its allowance for loan and lease losses, which could have a material adverse effect on its capital and results of operations. For more information on the sensitivity of these estimates, please refer to the Critical Accounting Policies section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations Section.
     As of December 31, 2007 Doral Financial had a deferred tax asset of approximately $392.9 million. The deferred tax asset is net of a valuation allowance of $87.3 million. The realization of Doral Financial’s deferred tax asset ultimately depends on the existence of sufficient taxable income to realize the value of this asset. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that Doral Financial will be required to record adjustments to the valuation allowance in future reporting periods. Doral Financial’s results of operations would be negatively impacted if it determines that increases to its deferred tax asset valuation allowance are required in a future reporting period. For additional information on Doral Financial’s deferred tax asset please refer to the information under the Caption “Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Section” of its Annual Report on Form 10-K.
Defective and repurchased loans may harm Doral Financial’s business and financial condition.
     In connection with the sale and securitization of mortgage loans, Doral Financial is required to make a variety of customary representations and warranties regarding the Company and the loans being sold or securitized. Doral Financial’s obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things:
•	compliance with laws and regulations;

•	underwriting standards;

•	the accuracy of information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.
     A loan that does not comply with these representations and warranties may take longer to sell, may impact Doral Financial’s ability to obtain third-party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before Doral Financial detects a non-compliance, Doral Financial may be obligated to repurchase the loan and bear any associated loss directly, or Doral Financial may be obligated to indemnify the purchaser against any such loss, either of which could reduce Doral Financial’s cash available for operations and liquidity. The Company’s current management team believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but no assurance can be given that mistakes will not be made, or that certain employees will not deliberately violate the Company’s lending policies. Doral Financial seeks to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. Doral Financial does not have a reserve on its financial statements for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be significant. Doral Financial cannot assure however, that losses associated with defective loans will not adversely impact its results of operations or financial condition. Please refer to “Liquidity and Capital Resources” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
Doral Financial is exposed to credit risk from mortgage loans held pending sale and mortgage loans that have been sold subject to recourse arrangements.
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
     Doral Financial’s success has been and will continue to be influenced by its ability to retain and attract key employees and management personnel, including senior and middle management. Doral Financial’s ability to attract and retain key employees and management personnel may be adversely affected as a result of the workload and stress associated with the resolution of legacy issues and business transformation efforts, and related risks and uncertainties.
Management has identified several material weaknesses in Doral Financial’s internal control over financial reporting.
     Doral Financial’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, due to several material weaknesses described in this Annual Report on Form 10-K. A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of this Annual Report on Form 10-K. Each material weakness results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.
     Doral Financial has devoted substantial internal and external resources to addressing the material weaknesses in its internal controls over financial reporting over the last two years. Doral Financial expects to continue spending significant resources until it remedies all the material weaknesses in its internal control over financial reporting.

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
     As a financial institution, Doral Financial is subject to extensive federal and local governmental supervision and regulation. Any change in regulation, whether by regulators or as a result of legislation enacted by the United States Congress or by the local legislature, could have a substantial impact on Doral Financial’s operations and profitability.
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
     Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The enforcement powers available to federal banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions. As discussed in Part I, Item 3. Legal Proceedings, Banking Regulatory Matters in this Annual Report on Form 10-K, Doral Financial and Doral Bank PR have entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner, which, among other things, prohibit the Company’s banking subsidiaries from paying dividends to the parent company, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval and require Doral Bank PR to take various actions to ensure compliance with the provisions of the Bank Secrecy Act. While the FDIC and the Office of the Commissioner have lifted their consent orders, Doral Financial cannot predict whether any of these banking regulators will take any further action with respect to Doral Financial or its banking subsidiaries, or, if any such further action were taken, whether such action would have a material adverse effect on Doral Financial. The Company’s banking regulators could take additional actions to protect the Company’s banking subsidiaries or to ensure that the holding company remains as a source of financial and managerial strength to its banking subsidiaries, and such actions could have adverse effects on one or more of the Company’s stockholders.
Risk relating to Legacy Issues
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
Doral Financial may be required to advance significant amounts to cover the legal expenses of its former officers and directors.
     Under Doral Financial’s by-laws, Doral Financial is obligated to pay in advance the reasonable expenses incurred by former officers and directors in defending civil or criminal actions or proceedings pending final disposition of such actions. Since 2005, Doral Financial has been advancing funds on behalf of various former officers and directors in connection with the grand jury proceeding referred to above and ongoing investigations by the Securities and Exchange Commission relating to the restatement of Doral Financial’s financial statements. On March 6, 2008, a former treasurer of Doral Financial was indicted for alleged criminal violations involving securities and wire fraud. While Doral Financial may be able to recover amounts advanced following a final disposition of the matter and may contest the reasonableness of the amounts requested to be advanced, the amounts required to be advanced in a lengthy criminal proceeding could be substantial and could materially adversely affect Doral Financial’s results from operations.

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Doral Financial maintains its principal administrative and executive offices in an office building known as the Doral Financial Plaza, located at 1451 Franklin D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $48.4 million. The building is subject to a mortgage in the amount of $41.2 million.
     During 2007, Doral Financial consolidated its operations, including the administrative offices of Doral Bank PR, in the Doral Financial Plaza. Prior to the consolidation of operations in the Doral Financial Plaza, Doral Bank PR maintained its administrative offices on three floors owned by Doral Bank PR in a commercial office condominium known as the Doral Bank Plaza, located at 33 Resolution Street in San Juan, Puerto Rico adjacent to the Doral Financial Plaza. The three floors consisted of approximately 18,000 square feet per floor at an aggregate total cost of approximately $13.0 million. During the fourth quarter of 2007, Doral Bank PR sold approximately 32% of the three floors total area at an aggregate cost of $3.9 million for the price of $5.8 million. Doral Financial expects the sale of the remaining space of the three floors to be completed during 2008.
     In addition, Doral Financial maintains 41 retail banking branches in Puerto Rico at which mortgage origination offices are co-located.
     On July 27, 2007, Doral Financial completed the sale of Doral Bank NY’s eleven branches in the New York City Metropolitan Area to the commercial bank subsidiary of New York Community Bancorp. Doral Bank NY relocated its administrative and executive office to an office building located at 623 Fifth Avenue in New York, New York, where it leases approximately 13,200 square feet.
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

Lawsuits
     On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 20, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by a former chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (“RICO”) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided. On March 6, 2008, the plaintiff and the defendants entered into a settlement agreement to dismiss the case in exchange for the defendants agreeing not to seek attorneys’ fees and costs from the plaintiff. The case was dismissed with prejudice on March 14, 2008.
     In addition, on October 14, 2005, the Company and certain former officers and directors of the Company were named as defendants in an action brought by an individual plaintiff filed in the U.S. District Court for the Southern District of New York, alleging violations of federal securities laws and various Kentucky state laws based on making allegedly materially false and misleading statements concerning Doral’s financial results, allegedly failing to disclose material information concerning the valuation of the company’s lOs, and allegedly misleading the plaintiff as to the Company’s vulnerability to interest rate increases. Plaintiff seeks compensatory damages in the amount of $292,000 for losses the plaintiff allegedly incurred in connection with Doral Financial securities purchased between January 19, 2005 and March 18, 2005, as well as unspecified punitive damages, interest, costs and other expenses. On March 11, 2008, Doral and the plaintiff entered into an agreement to settle all claims in the case, and on March 13, 2008, the plaintiff filed with the court a notice of voluntary dismissal with prejudice of all claims against all defendents.
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
Banking Regulatory Matters
     On March 17, 2006 Doral Financial entered into a consent cease and desist order with the Federal Reserve. The mutually agreed upon order required Doral Financial to conduct reviews of its mortgage portfolio, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent order contains restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with its banking subsidiaries, without the prior approval of the Federal Reserve. The consent order restricts Doral Financial from receiving dividends from the banking subsidiaries without the approval of the respective primary banking regulatory agency. Doral Financial is also required to request permission from the Federal Reserve for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date and requires Doral Financial and Doral Bank PR to submit plans regarding the maintenance of minimum levels of capital and liquidity. Doral Financial has complied with these requirements and no fines or civil money penalties were assessed against the Company under the order.
     Effective January 14, 2008 and in recognition of the corrective actions taken, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Commissioner terminated on March 16, 2006 the Cease and Desist Order (the “Former Order”) applicable to the Company’s Puerto Rico banking subsidiary, Doral Bank PR. The Former Order was similar to the consent order between Doral Financial and the Federal Reserve and related to safety and soundness issues in connection with the announcement by the Company in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004. Under the terms of the Former Order, Doral Bank PR could not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior approval of the FDIC and the Office of the Commissioner.
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
     On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and recapitalization. The order replaces the Memorandum of Understanding with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order requires Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (a “BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order requires Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance. OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also requires Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements. Doral Financial expects that Doral Bank PR will comply with the requirements of the order within the required timeframes. A copy of the order was filed as an exhibit to Doral Financial’s Current Report on Form 8-K filed on February 22, 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Doral Financial’s common stock, $0.01 par value per share (the “Common Stock”), is traded and quoted on the New York Stock Exchange (“NYSE”) under the symbol “DRL.”
     The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Common Stock during such periods. All share price and dividend per share information has been adjusted to reflect a l-for-20 reverse stock split effective August 17,2007.

	Calendar	Price Range		Dividends
Year	Quarter	High	Low	Per Share
2007	4th	$24.88	$15.50	$—
	3rd	32.35	12.78	—
	2nd	37.80	20.00	—
	1st	55.80	24.20	—

2006	4th	$129.00	$57.40	$—
	3rd	136.20	90.80	—
	2nd	233.80	124.00	—
	1st	239.40	202.80	1.60
     As of March 10, 2008, the approximate number of record holders of Doral Financial’s Common Stock was 162, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $17.53 per share.
     Doral Financial has not declared or paid dividends on its common stock since the first quarter of 2006.
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
     During 2003, Doral Financial issued 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock (the “Convertible Preferred Stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of the Convertible Preferred Stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The Convertible Preferred Stock ranks on parity with Doral Financial’s other outstanding Preferred Stock with respect to dividend rights and rights upon liquidation, winding up or dissolution.
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
     Under an existing consent order with the Federal Reserve, Doral Financial is restricted from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock no less than 30 days prior to a proposed dividend declaration date. During 2007 and for the first quarter of 2008, Doral Financial received permission from the Federal Reserve to pay all of the regular monthly cash dividends on the Preferred Stock and the quarterly cash dividends on the Convertible Preferred Stock, but cannot provide assurance that it will receive approval for the payment of such dividends in the future.
     On February 9, 2006, the OTS notified Doral Bank NY that, until further notice, it could not pay any dividend to Doral Financial without prior approval of the OTS. The OTS also directed Doral Bank NY not to make any extensions of credit to Doral Financial, purchases of assets or similar transactions, without the prior written consent of the OTS. On March 6, 2008, the OTS lifted this notice.
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
     For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, refer to Part III, Item 12, which is incorporated by reference from the 2008 Proxy Statement.

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

Comparison of Five−Year Cumulative Total Returns
Performance Graph for
DORAL FINANCIAL CORPORATION

Produced on 03/11/2008 including data to 12/31/2007

$300
$200
$100
$0
190.1
142.0
5.1
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
——— ■	DORAL FINANCIAL CORPORATION	100.0	172.0	266.6	59.7	16.3	5.1
— — — ★	NYSE Stock Market (US Companies)	100.0	127.6	144.4	154.8	182.0	190.1
- - - - ▲	NYSE Stocks (SIC 6000−6099 US Companies) Depository institutions	100.0	136.1	150.8	155.6	184.7	142.0

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year−end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2002.

14156

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

©Copyright 2008

Item 6. Selected Financial Data.
     The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2007. This information should be read in conjunction with Doral Financial’s consolidated financial statements and the related notes thereto.

	Year ended December31,
(Dollars In thousands, except for share data)	2007	2006	2005	2004	2003
Selected Income Statement Data:
Interest income	$578,960	$821,895	$947,779	$722,709	$557,705
Interest expense	424,619	620,505	667,182	385,086	320,246

Net interest income	154,341	201,390	280,597	337,623	237,459
Provision for loan and lease losses	78,214	39,829	22,369	10,384	11,579

Net interest income after provision for loan and lease losses	76,127	161,561	258,228	327,239	225,880

Net gain (loss) on mortgage loan sales and fees.	2,223	(34,456)	52,131	83,585	94,709
Investment activities	(125,205)	(64,896)	(44,204)	(99,722)	(23,199)
(Loss) gain on extinguishment of liabilities	(14,806)	(4,157)	2,000	—	—
Servicing income (loss)	20,687	6,904	16,715	(18)	24,486
Commissions, fees and other income	41,704	37,378	35,906	32,333	22,809

Total non-interest (loss) income	(75,397)	(59,227)	62,548	16,178	118,805

Non-interest expenses	303,492	374,342	288,493	214,114	178,631

(Loss) income before income taxes and cumulative effect of change in accounting principle	(302,762)	(272,008)	32,283	129,303	166,054
Income tax (benefit) expense(1)	(131,854)	(48,107)	19,091	(85,491)	23,916

Net (loss) income	$(170,908)	$(223,901)	$13,192	$214,794	$142,138

Net (loss) income attributable to common shareholders	$(204,207)	$(257,200)	$(20,107)	$181,495	$121,050

Cash Dividends Declared:
Common stock	$—	$8,634	$66,914	$64,744	$43,218

Preferred stock	$33,299	$33,299	$33,299	$33,299	$21,088

Per Common Share Data:
Basic:
Net (loss) income	$(7.45)	$(47.66)	$(3.73)	$33.64	$22.45

Diluted:
Net (loss) income	$(7.45)	$(47.66)	$(3.73)	$32.68	$21.92

Dividends per common share	$0.00	$1.60	$12.40	$12.00	$8.00

Book value per common share	$14.37	$61.17	$106.86	$131.85	$112.90

Weighted — Average Common Shares Outstanding:
Basic	27,415,242	5,397,057	5,396,351	5,395,385	5,393,071
Diluted	27,415,242	5,397,057	5,396,352	5,553,502	5,521,708

Common shares outstanding at end of period	53,810,110	5,397,412	5,395,512	5,395,443	5,395,196

Selected Balance Sheet Data:
Cash and cash equivalents	$789,169	$1,145,861	$1,546,502	$2,535,726	$954,722
Securities held for trading	276,462	183,805	388,676	489,070	494,717
Securities available for sale	1,921,940	2,408,686	4,631,573	4,982,508	2,850,598
Securities held to maturity	—	2,082,937	2,099,694	2,301,695	1,641,435
Total loans(2)	5,344,756	5,159,027	7,800,155	6,670,206	5,172,223
Servicing assets, net	150,238	176,367	150,576	123,586	128,920
Total assets	9,304,378	11,856,424	17,298,749	17,839,376	11,761,548
Deposit accounts	4,268,024	4,250,760	4,237,269	3,643,080	2,971,272
Securities sold under agreements to repurchase	1,444,363	3,899,365	6,054,598	6,305,163	3,602,942
Advances from the Federal Home Loan Bank of NY (FHLB)	1,234,000	1,034,500	969,500	1,294,500	1,206,500
Loans payable	402,701	444,443	3,578,230	3,638,507	2,014,183
Notes payable	282,458	923,913	965,621	1,095,977	561,373
Total liabilities	7,957,671	10,953,020	16,148,940	16,554,759	10,579,186
Stockholders’ equity	1,346,707	903,404	1,149,809	1,284,617	1,182,362
Operating Data:
Loan production	$1,332,000	$2,017,000	$5,480,000	$5,466,000	$4,901,000
Loan servicing portfolio (3)	$13,769,000	$15,287,000	$15,728,000	$14,264,000	$12,690,000

	Year ended December 31,
(Dollars in thousands, except for share data)	2007	2006	2005	2004	2003
Selected Financial Ratios:(4)
Return on average assets	(1.63%)	(1.47%)	0.07%	1.50%	1.37%
Return on average common equity	(40.25%)	(59.25%)	(3.04%)	30.20%	34.67%
Dividend payout ratio for common stock	—	(3.36%)	(332.44%)	36.72%	36.50%
Average equity to average assets	10.29%	6.59%	6.56%	8.22%	8.91%

(1)	See Note 22 of the consolidated financial statements for an explanation of the computation of income tax benefit and expense.

(2)	Includes loans held for sale.

(3)	Includes $3.7 billion, 3.3 billion, $5.9 billion, $5.2 billion and $4.3 billion of loans owned by Doral Financial at December 31, 2007, 2006, 2005, 2004 and 2003, respectively, which represented 27%, 22%, 38%, 37% and 34%, respectively, of the total servicing portfolio as of such dates.

(4)	Average balances are computed on a daily basis.
     Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the five years in the period ended December 31, 2007 are as follows:

Year ended December 31,
	2007		2006		2005		2004	2003
Ratio of Earnings to Fixed Charges
Including Interest on Deposits	(A	)	(A	)	1.05x		1.33x	1.51x
Excluding Interest on Deposits	(A	)	(A	)	1.06x		1.42x	1.66x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	(A	)	(A	)	(B	)	1.27x	1.41x
Excluding Interest on Deposits	(A	)	(A	)	(B	)	1.33x	1.51x

(A)	During 2007 and 2006, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. The Company would have had to generate additional earnings of $243.8 million and $312.5 million, to achieve ratios of 1:1 in 2007 and 2006, respectively.

(B)	During 2005, earnings were not sufficient to cover preferred dividends and the ratio was less than 1:1. The Company would have had to generate additional earnings of $21.8 million to achieve a ratio of 1:1 in 2005.
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
     The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the five years in the period ended December 31, 2007 is set forth below.

	Year ended December 31,
(In thousands)	2007	2006	2005	2004	2003
Long-term obligations	$2,885,164	$4,834,163	$9,774,714	$7,636,373	$5,126,788
Cumulative preferred stock	$345,000	$345,000	$345,000	$345,000	$345,000
Non-Cumulative preferred stock.	$228,250	$228,250	$228,250	$228,250	$228,250
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
OVERVIEW OF RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2007.

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
CONSOLIDATED RESULTS: Provides an analysis of the consolidated results of operations for 2007 compared to 2006, and 2006 compared to 2005.
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
OVERVIEW OF RESULTS OF OPERATIONS
On July 19, 2007, Doral Financial completed its Recapitalization through, the private sale of 48,412,698 newly issued shares of common stock to Doral Holdings, a newly formed entity in which Bear Stearns Merchant Banking and other investors including funds managed by Marathon Asset Management, Perry Capital, the DE Shaw Group and Tennenbaum Capital invested, for an aggregate purchase price of $610.0 million. Doral Financial also transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary, contributed its mortgage servicing and related assets to Doral Bank PR in the form of additional equity. On July 26, 2007, the Company sold the branch network of Doral Bank NY. In connection with these transactions, Doral Bank PR obtained regulatory approval to pay a $155.0 million cash dividend to the holding company and Doral Bank NY received regulatory approval to effect a capital distribution to the holding company in the amount of $50.0 million, of which $45.0 million was paid on July 30, 2007.
The transactions described above resulted in the significant recapitalization of the holding company and provided the holding company with sufficient funds to repay in full its $625.0 million floating rate senior notes that matured on July 20, 2007, to fund in August 2007 the settlement of the restatement-related consolidated class action and derivative shareholder litigation, and to pay related transaction expenses. The Recapitalization also greatly improved the liquidity and capital position of the Company and allowed the Company to restructure its balance sheet and operating structure.

During the third quarter of 2007, after the completion of the recapitalization, in order to reduce interest rate risk, and based on existing market conditions, Doral Financial’s newly constituted Board of Directors reassessed (the “Third Quarter Reassessment”) the Company’s intent of holding available for sale securities until maturity or recovery of losses and approved the sale of approximately $1.9 billion in available for sale investment securities.
During the fourth quarter of 2007, the Board of Directors reassessed (the “Fourth Quarter Reassessment”) the Company’s intent of holding held to maturity securities until maturity and approved the transfer of $1.8 billion in investment securities from the held to maturity portfolio to the available for sale portfolio. The decision was made, based on existing market conditions, to provide the Company with a greater ability to manage interest rate risk. The Company still had the ability and intent to hold these securities for a sufficient period of time to allow for the recovery of market value, but not necessarily until maturity. Subsequently, the Company sold $437.5 million of long dated US Treasury securities for a gain.
Net loss for the year ended December 31, 2007 amounted to $170.9 million, compared to net loss of $223.9 million and net income of $13.2 million for the years 2006 and 2005, respectively. Compared to 2006, Doral Financial’s 2007 financial performance was principally impacted by (1) lower net interest income as a result of a decrease in interest earnings assets, primarily investment securities; (2) an increase in the provision for loan and lease losses due to the continued deterioration of the construction loan portfolio and the general rise in delinquencies; (3) significant non-interest losses driven primarily by (i) losses on the sale of investment securities, and (ii) a loss on extinguishment of liabilities, related to losses on the sale of investment securities; and (4) partially offset by a reduction in non-interest expense. These resulted in a slight increase in the net loss before tax which was partially offset by an income tax benefit principally related to a decrease in the valuation allowance of the Company’s deferred tax assets.
Important factors impacting the Company’s financial results for the year ended December 31, 2007 included the following:
•	The net loss for the year ended December 31, 2007 was $170.9 million, compared to net loss of $223.9 million and a net income of $13.2 million for the years 2006 and 2005, respectively. After the payment of preferred stock dividends, there was a net loss attributable to common shareholders of $204.2 million for the year ended December 31, 2007, compared to a net loss attributable to common shareholders of $257.2 million and $20.1 million for the years ended December 31, 2006 and 2005, respectively.

•	The diluted loss per share for the year ended December 31,2007 was $7.45, compared to a diluted loss per share of $47.66 and $3.73 for the years ended December 31,2006 and 2005, respectively.

•	Net interest income for the year ended December 31, 2007 was $154.3 million, compared to $201.4 million and $280.6 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net interest income for 2007, compared to 2006, is principally related to the decrease in interest income due to the sale of $2.4 billion in available for sale investment securities. This was partially offset by the reduction in interest expense related to the termination of the funding associated with the investment securities sold and to the repayment of $625.0 million in senior notes on July 20, 2007 which was funded primarily from the $610.0 million equity investment by Doral Holdings on July 19, 2007, reducing the leverage of Doral Financial. This reduction in leverage also resulted in an increase in the net interest margin from 1.41% for 2006 to 1.60% for 2007 (see Tables A and B below for information regarding the Company’s net interest income). Average interest-earning assets decreased from $14.3 billion for 2006 to $9.6 billion for 2007. The decrease in assets was offset by a decrease in interest bearing liabilities from $13.4 billion for 2006 to $8.7 billion for 2007.

•	The provision for loan and lease losses for the year ended December 31, 2007 was $78.2 million, compared to $39.8 million and $22.4 million for 2006 and 2005, respectively. The increase in the provision for loan and lease losses reflects principally an increase in reserves related to the allowance for the Company’s construction loan portfolio, as well as increases in the provision to reflect delinquency trends in the residential mortgage, commercial and consumer loan portfolios.

•	Non-interest loss for the year ended December 31, 2007 was $75.4 million, compared to non-interest loss of $59.2 million and non-interest income of $62.5 million in 2006 and 2005, respectively. The non-interest loss for 2007, compared to 2006, was principally driven by a significant loss related to the third quarter sale of $1.9 billion in available for sale investment securities and related transactions at a pre-tax loss totaling approximately $128.0 million, consisting of a loss of $16.4 million on economic hedging transactions, a net loss on extinguishment of liabilities of $14.8 million and a loss on sale of investment securities of $96.8 million. The sale of Doral Bank NY’s branch network and a loss on related assets during the third quarter of 2007 also contributed to a charge of $4.1 million, net of the $9.5 million premium received on deposits sold. Commissions, fees and other income decreased by $5.2 million primarily due to reduced income from a residential housing project in possession of the Company.

•	Non-interest expense for the year ended December 31, 2007 was $303.5 million, compared to $374.3 million and $288.5 million for the years ended December 31, 2006 and 2005 respectively. Compared to 2006, non-interest expenses for 2007 decreased by $70.8 million, principally due to the accrual of $95.0 million during 2006 in connection with the settlement of the securities class action and shareholders’ derivative litigation related to the restatement of prior-period financial statements. Non-interest expenses for 2007, increased by $24.2 million compared to non-interest expense for 2006, adjusted for the $95.0 million charge. The Company’s expenses for 2007 were principally driven by charges related to its recapitalization and reorganization efforts, including: (i) $33.3 million in compensation and benefit expenses related to the termination of the stock options, payment of an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement, payment of the Key Employee Incentive Plan, and severance payments; (ii) $8.5 million in professional services related to remediation of legacy issues; (iii) $6.1 million in professional services for investment banking and other services; and (iv) $6.6 million in legal expenses. In addition, the Company paid $1.9 million in professional services related to Doral Holdings and incurred advertising and marketing expenses of $2.5 million associated with Doral’s refreshed branding program.

•	For the year ended December 31, 2007, Doral Financial reported an income tax benefit of $131.9 million, compared to a tax benefit of $48.1 million for the comparable 2006 period. The recognition of an income tax benefit reflects the release of the valuation allowance of the deferred tax asset, primarily as a result of higher forecasted taxable income due to the recapitalization of the Company and the implementation of certain strategies to generate future taxable income.

•	During the year ended December 31, 2007, the Company had other comprehensive income of approximately $73.8 million, compared to other comprehensive income of $18.5 million and other comprehensive loss of $51.8 million for the years ended December 31, 2006 and 2005, respectively. During 2007, the Company incurred other comprehensive income due to the realization of the losses reflected in its accumulated other comprehensive loss (net of income tax benefit) of $33.1 million at December 31, 2007 as a result of the sale of the $1.9 billion in available for sale investment securities during the third quarter of 2007. As of December 31, 2007, the Company’s accumulated other comprehensive loss (net of income tax benefit) was $33.1 million, compared to $106.9 million as of December 31, 2006.

•	Doral Financial’s loan production for 2007 was $1.3 billion, compared to $2.0 billion for 2006, a decrease of approximately 35%. The decrease in Doral Financial’s loan production was due to a number of factors, including changes in underwriting standards to reflect the deteriorating economic conditions in Puerto Rico, competition from other financial institutions and a general slow down in borrowing activity in Puerto Rico. The Company anticipates that, for the foreseeable future, these same factors will keep loan production below historical levels.

•	Total assets as of December 31, 2007 were $9.3 billion, a decrease of 22%, compared to $11.9 billion as of December 31, 2006. The decrease in total assets during 2007 was due primarily to a decrease in the Company’s securities portfolio of $2.4 billion, as a result of the sales of $1.9 billion and $437.5 million in available for sale investment securities during the third and fourth quarters of 2007, respectively. The sale and the cancellation of related borrowings used to finance these securities were completed on August 8, 2007. The decrease in total liabilities of $3.0 billion was also driven by the repayment of the $625.0 million in senior notes on July 20, 2007, largely from the proceeds of the issuance of common stock amounting to $610.0 million.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Doral Financial is engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007. Doral Financial’s remediation efforts are outlined in “- Remediation of Material Weaknesses” under Item 9A, Controls and Procedures, of this Annual Report on Form 10-K and are specifically designed to address the material weaknesses identified by Doral Financial’s management and to enhance the Company’s overall corporate governance. Doral Financial will disclose any significant developments arising as a result of its remediation efforts in future filings with the SEC.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in Doral Financial’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of Doral Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2007. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in Doral Financial’s results of operations or financial condition.
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
Fair Value Measurement
The measurement of fair value is fundamental to the presentation of Doral Financial’s financial condition and results of operations. Fair value is defined under GAAP as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. GAAP indicates that fair value must be based on observable (for example, quoted) market prices. If observable market prices are not available, the techniques management uses for estimating fair value measurements should incorporate assumptions that individuals in the market would use. If that information is not available, then GAAP permits an entity to use its own assumptions, as long as there is no indication that the market would use a different assumption. Doral Financial recognizes many of its financial instruments at fair value in the Consolidated Statements of Financial Condition, with changes in these fair values recognized as gains and losses in the Consolidated Statements of (Loss) Income or deferred, net of tax, in Accumulated Other Comprehensive Income (“AOCI”).
Set forth below is a summary of Doral Financial’s sources of fair value for its investment securities, held in the securities held for trading and available for sale portfolios as well as its derivatives, retained interests and loans held for sale as of December 31, 2007:

	Carrying Amount
		Prices
		Provided
	Prices	By Other	Internal	External
	Actively	External	Valuation	Valuation
(In thousands)	Quoted	Sources	Models	Models
Tax-exempt GNMAs	$—	$36,161	$—	$—
Collateralized Mortgage Obligations	—	523,410	1,707	—
Puerto Rico government obligations	—	24,650	—	—
Mortgage-backed securities	276,998	9,241	—	—
US Treasury securities	378,288	—	—	—
US government sponsored agency securities	894,518	—	—	—
Derivative instruments	(6)	(1,407)	—	—
Other investment securities	—	25	—	—
Interest-only strips	—	—	51,928	—
Servicing assets (“MSRs”)	—	—	—	150,238
Loans held for sale(1)	—	—	418,556	—

(1) The market value of loans held for sale is generally based on quoted market prices for mortgage-backed securities, adjusted to reflect particular characteristics such as guarantee fees, actual delinquency and credit risk associated with the individual loans.

Fair value affects Doral Financial’s earnings in a variety of ways. For certain financial instruments that are carried at fair value (such as securities held for trading, including IOs and derivative instruments), changes in fair value are recognized in current period earnings as net gain (loss) on securities held for trading. For securities available for sale, changes in fair value are generally deferred, net of tax, in AOCI, a component of stockholders’ equity. The deferred gains and losses in AOCI, initially measured at fair value, are recognized in earnings over time when the securities are sold or when impairment is recognized. In addition, impairment of loans held for sale is recognized in earnings through lower-of-cost-or-market valuation adjustments. Finally, changes in fair value of MSRs are recognized in earnings as part of servicing income.
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
Trading in the bond market is experiencing a disruption because of liquidity issues. At the current time, Doral Financial believes that it has adequate liquidity resources to hold its available for sale securities until recovery of their value.
For financial instruments with active markets and readily available market prices, Doral Financial estimates fair values based on independent price quotations obtained from third parties, including dealer quotes or direct market observations. Dealer quotes are prices that are obtained from third-party dealers that generally make markets in the relevant products. The quoted price is an indication of the price at which the dealer would consider transacting in current market conditions. Direct market observations are prices that are retrieved from sources in which market trades are executed, such as electronic trading platforms.
Certain instruments, such as the Company’s portfolio of lOs, are less actively traded and, therefore, fair value is based on valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. See “Retained Interest Valuation” below for additional information.

Gain or Loss on Mortgage Loan Sales
The Company generally securitizes a portion of the residential mortgage loans that it originates. FHA and VA loans are generally securitized into GNMA mortgage-backed securities and held as trading securities. After holding these securities for a period of time, Doral Financial sells these securities for cash. Conforming conventional loans are generally sold directly to FNMA, FHLMC or institutional investors or exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells for cash through broker-dealers. Prior to 2007, the Company sold mortgage loans that did not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) as whole loan pools to financial institutions.
As part of its mortgage loan sale and securitization activities, Doral Financial generally retains the right to service the mortgage loans it sells. In connection with the sale of loans, generally non-conforming mortgage loan pools, Doral Financial may also retain certain interests in the loans sold, such as the right to receive any interest payments on such loans above the contractual pass-through rate payable to the investor. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the carrying value of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The gain on sale reported by Doral Financial is the difference between the proceeds received from the sale and the cost allocated to the loans sold. The proceeds include cash and other assets received in the transaction (primarily MSRs) less any liabilities incurred (i.e., representations and warranty provisions). The reported gain or loss is the difference between the proceeds from the sale of the security or mortgage loan pool and its allocated cost. The amount of gain on sale is therefore influenced by the values of the MSRs and retained interest recorded at the time of sale. See “-Retained Interest Valuation” below for additional information.
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
Retained Interest Valuation
In the past, Doral Financial’s sale and securitization activities generally result in the recording of one or two types of retained interests; MSRs and IOs. During 2007, the Company’s sale and securitization activities resulted in the recording of only one type of retained interest; MSRs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. MSRs entitle Doral Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points, less, in certain cases, any corresponding guarantee fee. In addition, MSRs may entitle Doral Financial, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs. MSRs are classified as servicing assets in Doral Financial’s Consolidated Statements of Financial Condition. Any servicing liability recognized is included as part of accrued expenses and other liabilities in Doral Financial’s Consolidated Statements of Financial Condition.
Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be readily determined because they are not traded in active securities markets. Doral Financial determined the initial fair value of its MSRs based on a market valuation received from a third party. The market valuation received for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios) is calculated by stratifying the portfolio by predominant risk characteristics — loan type and coupon. Under a market valuation approach, the fair value of the servicing assets is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash-flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For the year ended December 31, 2007, the MSRs fair value declined $20.8 million.
The Company, upon remeasurement of the MSRs at fair value in accordance with SFAS No. 156 “Accounting for Servicing of Financial Assets”, recorded a cumulative effect adjustment to retained earnings (net of tax) on January 1, 2007 for the difference between the fair value and the carrying amount to bring the December 31, 2006 MSR balance to the fair value.
Prior to the adoption of SFAS No. 156 in 2007, impairment charges were recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance was adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeded its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum was not recognized. Other-than-temporary impairment, if any, was recognized as a direct write-down of the servicing asset, and the valuation allowance was applied to reduce the cost basis of the servicing asset.
The amortization of the MSRs was based on an income forecast cash-flow method. The income forecast method was based on the forecasted cash flows determined by the third-party market valuation and the amortization was calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining forecasted cash flow.
IOs represent the estimated present value of the cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for expected losses and prepayments, as well as by the estimated market value of any embedded cap, if applicable) after subtracting: (1) the interest rate payable to the investor; and (2) a contractual servicing fee. As of December 31, 2007, the carrying value of the IOs of $51.9 million is related to $401.5 million of outstanding principal balance of mortgage loans sold to investors. IOs are classified as securities held for trading in Doral Financial’s Consolidated Statements of Financial Condition.
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
To determine prepayment assumptions, Doral Financial calculates its prepayment forecasts based on the median of 14 static prepayment forecasts by mortgage-backed securities dealers obtained from Bloomberg. This median is then adjusted using a regression analysis that correlates the prepayment experiences of the Company’s non-conforming loan portfolio with that of US mainland FNMA mortgages. To estimate the adjustment equation between the U.S. mainland and the Company’s portfolio, the Company calculates a quarterly constant prepayment rate (“CPR”) for each pool of its non-conforming loan portfolio and compares it to that of a generic FNMA pool with similar coupon and seasonality. To mitigate risks of misestimating the equation, the Company updates its regression analysis on a quarterly basis as new data become available.
This methodology resulted in a CPR of 9.81% for 2007, 13.73% for 2006 and 12.17% for 2005. The change in the CPR between 2007 and 2006 was principally attributable to a slowdown in prepayments experienced throughout 2007 as a result of less refinancing activity in Puerto Rico given higher rates and the recessionary environments. The change in the CPR between 2006 and 2005 was principally attributable to a change in the composition of the variable IO portfolio.
The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market-recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to their components, the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of a review by management of current liquidity conditions in the Puerto Rico and U.S. secondary market for non-conforming loans, the liquidity premium incorporated in the model is 500 basis points over the curve. The spread was increased by 200 basis points versus the 2006 inputs, principally reflecting the current conditions of the mortgage capital markets. Doral Financial obtains the Z-spread from major investment banking firms. This methodology resulted in a discount rate of 12.11% for 2007, 12.22% for 2006 and 10.91% for 2005.
For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs that equals the discount rate used in the internal valuation model. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The following table presents a detail of the cash flows received and the losses on the valuation of Doral Financial’s portfolio of IDs for 2007, 2006 and 2005 based on the internal valuation model:

	Year ended December31,
(In thousands)	2007	2006	2005
Total cash flows received on IO portfolio	$12,533	$23,042	$62,639

Amortization of IOs, as offset to cash flows	(6,552)	(16,520)	(51,785)

Net cash flows recognized as interest income	$5,981	$6,522	$10,854

Gain (loss) on the value of the IOs	$8,554	$(41,967)	$(12,523)

As discussed above, Doral Financial classifies its IOs as securities held for trading with changes in the fair value recognized in current earnings as a component of net gain (loss) on securities held for trading.
The following table shows the weighted averages of the key economic assumptions used by the Company in its external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2007:

	Servicing	Interest-Only
(Dollars in thousands)	Assets	Strips
Carrying amount of retained interest	$150,238	$51,928
Weighted-average expected life (in years)	7.0	5.7

Constant Prepayment Rate (weighted-average annual rate)	11.50%	9.81%
Decrease in fair value due to 10% adverse change	$(4,762)	$(1,808)
Decrease in fair value due to 20% adverse change	$(9,189)	$(3,519)

Residual cash flow discount rate (weighted-average annual rate)	11.44%	12.11%
Decrease in fair value due to 10% adverse change	$(5,889)	$(1,158)
Decrease in fair value due to 20% adverse change	$(11,349)	$(2,263)
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
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of December 31, 2007, all of the mortgage loan sale contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.
(Dollars in thousands)

	Constant	Weighted-average	Change in Fair
Change in interest	Prepayment	expected life	Value of Interest-
rates (basis points)	Rate	(years)	Only Strips	% Change

+ 200	6.99%	6.8	$(4,110)	(7.9)%
+ 100	7.89%	6.4	(1,585)	(3.1)%
+ 50	8.59%	6.2	(387)	(0.7)%
Base	9.81%	5.7	0	0.0%
- 50	11.66%	5.1	(360)	(0.7)%
-100	13.52%	4.7	(142)	(0.3)%
-200	15.80%	4.2	4,203	8.1%
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
Valuation of Trading Securities and Derivatives
Doral Financial’s net gain (loss) on securities held for trading includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other financial instruments, including derivative contracts, that Doral Financial uses to manage its interest rate risk. Securities held for trading and derivatives are recorded at fair values with increases or decreases in such values reflected in current earnings. The fair values of many of Doral Financial’s trading securities (other than IOs) and derivative instruments are based on dealer quotations from recognized markets. For instruments not traded on a recognized market, Doral Financial generally determines fair value by reference to quoted market prices for similar instruments.
As of December 31, 2007, Doral Financial held $33.7 million in Puerto Rico tax-exempt GNMA securities included in its securities held for trading portfolio. Because of their preferential tax status in Puerto Rico, these securities cannot be valued directly by reference to market quotations for U.S. GNMA securities with similar characteristics. Doral Financial determines the fair value of its portfolio of tax-exempt GNMA securities, based on quotations from various dealers.
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
For those derivatives not designated as an accounting hedge, fair value gains and losses are reported as part of net gain (loss) on securities held for trading in the Consolidated Statements of (Loss) Income.

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
Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales and fees when the loan is sold or securitized into a mortgage-backed security. In the case of loans receivable held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
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
Estimated Recourse Obligation
Prior to 2006, the Company normally sold mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in lower gain on sale recognition. Doral Financial recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its estimated recourse exposure on these loans. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2007, but actual future recourse obligations may be different and a different result may have been obtained if the Company had used another method for estimating this liability, such as one requiring management to estimate this liability based on actual historical losses incurred by the Company.
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
CONSOLIDATED RESULTS
Net (Loss) Income
     Doral Financial incurred a net loss of $170.9 million for the year ended December 31, 2007, compared to a net loss of $223.9 million and net income of $13.2 million for the years ended December 31, 2006 and 2005, respectively. Diluted loss per common share for the year ended December 31, 2007 was $7.45, compared to a diluted loss per common share of $47.66 and $3.73 for the years ended December 31, 2006 and 2005, respectively. For 2007 as compared to 2006, the decrease in the diluted loss per share was disproportionate to the decrease in the net loss due to the significant number of shares issued in connection with the Company’s recapitalization.
     2007 compared to 2006. Doral Financial incurred a net loss of $170.9 million for the year ended December 31, 2007, compared to net loss of $223.9 million for the year ended December 31, 2006. The results for 2007 reflect decreases in net income related primarily to the following factors:
•	A decrease in net interest income of $47.1 million or 23% in 2007 compared to the same period in 2006, related primarily to a decrease in the average balance of interest-earning assets, primarily related to the sale of $2.4 billion of available for sale securities during the second half of 2007, partially offset by a decrease in the average balance of interest-earnings liabilities primarily related to the termination of the funding associated with the investment securities sold and to the repayment of the $625.0 million in senior notes.

•	An increase of $38.4 million in the provision for loan and lease losses as a result of increases in reserves related to the allowance for the Company’s construction loan portfolio, as well as increases in the provision to reflect delinquency trends in the residential mortgage, commercial and consumer loan portfolios.

•	A non-interest loss attributable principally to a significant loss related to the third quarter sale of $1.9 billion in available for sale investment securities and related transactions at a pre-tax loss of approximately $128.0 million, consisting of a loss of $16.4 million on economic hedging transactions, a net loss on extinguishment of liabilities of $14.8 million and a loss on sale of investment securities of $96.8 million. The sale of Doral Bank NY’s branch network and related assets during the third quarter of 2007 also contributed to a charge of $4.1 million, net of the $9.5 million premium received on deposits sold. Commissions, fees and other income decreased by $5.2 million primarily due to reduced income from a residential housing project in possession of the Company.

•	A decrease in non-interest expense of $70.8 million, or 19%, in 2007 compared to the same period in 2006, principally related to the decrease in other expenses related to a contingency provision of $95.0 million recorded in 2006 in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement of prior-period financial statements. The Company’s expenses for 2007 were principally driven by charges related to its recapitalization and reorganization efforts, including: (i) $33.3 million in compensation and benefit expenses related to the termination of the stock options, payment of an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement, payment of the Key Employee Incentive Plan, and severance payments; (ii) $8.5 million in professional services related to remediation of legacy issues; (iii) $6.1 million in professional services for investment banking and other services; and (iv) $6.6 million in legal expenses. In addition, the Company paid $1.9 million in professional services related to Doral Holdings and incurred advertising and marketing expenses of $2.5 million associated with Doral’s refreshed branding program.

•	The decrease in interest income and the increase in non-interest loss were offset in part by a tax benefit of $131.9 million for 2007, compared to $48.1 million for the comparable 2006 period. The recognition of an income tax benefit reflects the release of the valuation allowance of the deferred tax asset, primarily as a result of higher forecasted taxable income due to the recapitalization of the Company and the implementation of certain strategies to generate future taxable income.
     2006 compared to 2005. Doral Financial incurred a net loss of $223.9 for the year ended December 31, 2006, compared to net income of $13.2 million for the year ended December 31, 2005. The results for 2006 reflected decreases in net income related primarily to the following factors:
•	A compression in the Company’s net interest margin, which resulted in a $79.2 million, or 28%, decrease in net interest income in 2006 compared to 2005.

•	An increase in the provision for loan and lease losses as a result of increases in specific reserves related to the allowance for the Company’s construction loan portfolio, as well as a deterioration in the delinquency trends of the overall loan portfolio, particularly in the Company’s construction and commercial portfolios.

•	A reduction in non-interest income attributable to (i) a $42.0 million loss on IO valuation principally related to losses suffered during the first half of 2006 from the impact of increases in short-term interest rates on IOs that did not have caps on the pass-through interest payable to investors; (ii) a loss of approximately $27.7 million related to the sale of investment securities designed to reduce the Company’s exposure to interest rate risk; and (iii) losses of $34.5 million on mortgage loan sales and fees principally attributable to a market value adjustment of $27.2 million taken during the year in connection with the transfer of certain mortgage loans from the held for sale category to loans receivable. Mortgage loan sales and fees were also adversely impacted by a net loss of approximately $8.2 million incurred in connection with the restructuring of certain mortgage loan transfer transactions with local institutions.

•	An increase in non-interest expense, principally related to (i) a contingency provision of $95.0 million recorded in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement of prior-period financial statements; (ii) increases in professional fees related to the resolution of ongoing legacy issues and the Company’s business transformation and recapitalization efforts; and (iii) severance payments associated with a reduction in headcount.

•	The decreases in interest income and in non-interest income were offset in part by a tax benefit of $48.1 million for 2006, compared to a tax expense of $19.1 million for 2005. Such tax benefit results from the Company’s loss position and from agreements signed during 2006 with the Puerto Rico Treasury Department.
Net Interest Income
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short term interest rates. Refer to “- Risk Management” below for additional information on the Company’s exposure to interest rate risk.
      Net interest income for the years 2007, 2006 and 2005, was $154.3 million, $201.4 million, and $280.6 million, respectively.
     2007 compared to 2006. Doral Financial’s net interest income for the year ended December 31, 2007, decreased by $47.1 million, or 23%, compared to 2006. The decrease in net interest income was principally due to a reduction in interest-earning assets, partially offset by a decrease in interest-bearing liabilities. Net interest margin increased from 1.41% for the year ended December 31, 2006 to 1.60% for the year ended December 31, 2007.
     The reduction in average earning assets was principally related to the sale of $2.4 billion in available for sale investment securities during 2007 as a result of the Third and Fourth Quarters Reassessments. This reduction was partially offset by a decrease in the average balance of interest-bearing liabilities related to the termination of the funding associated with the investment securities sold and to the repayment of $625.0 million in senior notes on July 20, 2007. The repayment of the senior notes was funded primarily from the $610.0 million equity investment by Doral Holdings on July 19, 2007. This transaction caused a reduction in Doral Financial’s leverage and resulted in the increase in the net interest margin.
     The increase in net interest margin during 2007, compared to 2006, was due primarily to the recapitalization of the Company and the sale of available for sale investment securities. The recapitalization had the effect of replacing debt for equity therefore increasing the net interest margin. The sale of available for sale investment securities also had the effect of increasing the net interest margin because the net spread between the assets and liabilities funding the assets was dilutive to the net interest margin and therefore the sale contributed positively to increasing the margin.
     The decrease in interest-earning assets reflects a decrease in the average balance of loans as a result of the sale, during the second quarter of 2006, of approximately $3.1 billion in mortgage loans as part of the restructuring of prior mortgage loan transfers that were recharacterized as secured borrowings as part of the restatement. This sale also impacted the decrease in the interest-bearing liabilities reflected in the average balance of the loans payable as a result of the repayment of the secured borrowings.
     2006 compared to 2005. Doral Financial’s net interest income for the year ended December 31, 2006, decreased by $79.2 million, or 28%, compared to 2005. The decrease in net interest income was principally due to the continued compression of the Company’s net interest spread and a reduction in the average balance of the Company’s interest earning assets. Doral Financial’s net interest spread and margin for the year ended December 31, 2006 were 1.10% and 1.41%, respectively, compared to 1.32% and 1.56%, respectively, for the year ended December 31, 2005. The reduction in average earning assets reflects a decrease in mortgage loans held for sale as a result of sales during 2006 of approximately $3.1 billion in mortgage loans as part of the restructuring of prior mortgage loan transfers that were recharacterized as secured borrowings as part of the restatement. The decrease in average earning assets also reflects a decrease in the average balance of investment securities. The Company’s current strategy is to gradually de-emphasize investment securities from the Company’s balance sheet and retain more loans in its balance sheet. This strategy is designed to reduce interest rate risk by reducing the gap between the repricing of its assets and its liabilities. As part of this strategy, the Company sold $1.2 billion of lower-yielding securities from its available for sale portfolio during the fourth quarter of 2005 and $1.7 billion in available for sale securities during the fourth quarter of 2006, of which $231.0 million settled during the first quarter of 2007. The decrease in average earning assets also reflects the Company’s decision in August of 2005 to discontinue the practice of purchasing whole loans without the associated servicing rights for subsequent securitization into mortgage-backed securities.
     The decrease in net interest rate spread and margin for the year ended December 31, 2006, as compared with 2005, was due primarily to increases in short-term interest rates, at which liabilities re-priced, that outpaced the increase in yield on interest-earning assets. The decrease in net interest rate spread was caused primarily by the following factors:
•	The higher cost of short-term borrowings as a result of the Federal Reserve’s tightening monetary policy, raising the federal funds target rate by 150 basis points from October 1, 2005 to June 30, 2006, and leaving it at 5.25% for the remainder of 2006.

•	The compressed margin on the Company’s large portfolio of investment securities. Assuming a funding cost equal to the weighted-average cost of the Company’s repurchase agreements, the average interest rate spread on the Company’s investment securities for the year ended December 31, 2006 was 4.23%, compared to 3.99% for the year ended December 31, 2005.

•	A decrease in the current mismatch in the duration of the Company’s assets and liabilities. This mismatch exposes the Company to significant interest rate risk in a rising rate environment because, as these short-term or callable liabilities re-price at higher market rates, the Company’s interest rate margin is further compressed. The Company’s interest rate exposure is further complicated by the negative convexity (i.e., the tendency for the average life of the Company’s assets to decrease through prepayments as interest rates decline) inherent in the Company’s portfolio of fixed rate mortgage-backed securities and mortgage loans. The combination of this negative convexity and the current composition of the Company’s liabilities exposes the Company to margin compression risks even in certain declining interest rate environments.

•	The decrease in interest income on IOs, which was principally attributable to a significant decrease in the average principal balance of the mortgage loans underlying the outstanding IOs as a result of the restructuring of certain mortgage loan sales during the first half of 2006 and, to a lesser extent, to increases in short-term interest rates compared to 2005.

•	Increased deposits at Doral Financial’s banking subsidiaries, including brokered deposits, coupled with a more competitive deposit environment, as well as increased costs of its repurchase agreements and notes payable. The increase in cost of notes payable reflects the re-pricing nature of most of the Company’s notes payable, which are floating rate notes indexed to 3-month LIBOR.

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
Table A — Average Balance Sheet and Summary of Net Interest Income

	2007			2006			2005
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets:
Interest-Earning Assets:
Total loans (1)(2)	$5,156,667	$353,202	6.85%	$6,707,339	$458,307	6.83%	$7,196,617	$496,806	6.90%
Mortgage-backed securities	1,259,398	69,914	5.55%	3,639,618	186,697	5.13%	4,727,622	224,930	4.76%
Interest-only strips	52,557	5,981	11.38%	51,476	6,522	12.67%	103,767	10,854	10.46%
Investment securities	2,141,932	97,598	4.56%	2,824,931	119,415	4.23%	3,578,327	142,601	3.99%
Other interest-earning assets	1,012,527	52,265	5.16%	1,086,178	50,954	4.69%	2,357,348	72,588	3.08%

Total interest-earning assets/interest income	9,623,081	$578,960	6.02%	14,309,542	$821,895	5.74%	17,963,681	$947,779	5.28%

Total non-interest-earning assets	873,701			967,495			854,302

Total assets	$10,496,782			$15,277,037			$18,817,983

Liabilities and Stockholders’ Equity :
Interest-Bearing Liabilities:
Deposits	$3,772,111	$171,232	4.54%	$3,922,793	$155,418	3.96%	$3,398,820	$106,164	3.12%
Repurchase agreements	2,788,039	124,983	4.48%	5,540,978	240,787	4.35%	7,179,834	256,542	3.57%
Advances from the FHLB	1,097,978	55,636	5.07%	1,036,007	46,455	4.48%	1,181,804	48,631	4.11%
Loans payable	425,375	28,834	6.78%	1,993,303	118,491	5.94%	3,998,461	197,902	4.95%
Notes payable	634,445	43,934	6.92%	893,805	59,354	6.64%	1,079,831	57,943	5.37%

Total interest-bearing liabilities/interest expense	8,717,948	$424,619	4.87%	13,386,886	$620,505	4.64%	16,838,750	$667,182	3.96%

Total non-interest-bearing liabilities	698,265			882,823			745,340

Total liabilities	9,416,213			14,269,709			17,584,090
Stockholders’ equity	1,080,569			1,007,328			1,233,893

Total liabilities and stockholders’ equity	$10,496,782			$15,277,037			$18,817,983

Net interest-earning assets	$905,133			$922,656			$1,124,931
Net interest income on a non-taxable equivalent basis		$154,341			$201,390			$280,597

Interest rate spread(3)			1.15%			1.10%			1.32%

Interest rate margin(4)			1.60%			1.41%			1.56%

Net interest-earning assets ratio			110.38%			106.89%			106.68%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $2.5 million, $3.0 million and $4.9 million for 2007, 2006 and 2005, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
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

Table B — Net Interest Income Variance Analysis

	2007 compared to 2006			2006 compared to 2005
	Increase/(Decrease)			Increase/(Decrease)
		Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income Variance
Total loans	$(106,105)	$1,000	$(105,105)	$(33,972)	$(4,527)	$(38,499)
Mortgage-backed securities	(122,091)	5,308	(116,783)	(51,706)	13,473	(38,233)
Interest-only strips	137	(678)	(541)	(5,470)	1,138	(4,332)
Investment securities	(28,826)	7,009	(21,817)	(29,917)	6,731	(23,186)
Other interest-earning assets	(3,459)	4,770	1,311	(39,140)	17,506	(21,634)

Total interest income variance	(260,344)	17,409	(242,935)	(160,205)	34,321	(125,884)

Interest Expense Variance
Deposits	$(5,983)	$21,797	$15,814	$16,319	$32,935	$49,254
Repurchase agreements	(119,514)	3,710	(115,804)	(58,635)	42,880	(15,755)
Advances from the FHLB	2,764	6,417	9,181	(6,028)	3,852	(2,176)
Loans payable	(93,221)	3,564	(89,657)	(99,237)	19,826	(79,411)
Notes payable	(17,227)	1,807	(15,420)	(9,969)	11,380	1,411

Total interest expense variance	(233,181)	37,295	(195,886)	(157,550)	110,873	(46,677)

Net interest income variance	$(27,163)	$(19,886)	$(47,049)	$(2,655)	$(76,552)	$(79,207)

Interest Income
     Total interest income for the years 2007, 2006 and 2005, was $579.0 million, $821.9 million and $947.8 million, respectively.
     2007 compared to 2006. Interest income decreased by approximately $242.9 million, or 30%, for the year ended December 31, 2007 compared to 2006. The decrease in interest income during 2007 was primarily related to the decrease in Doral Financial’s total average balance of interest-earning assets, which decreased from $14.3 billion for the year ended December 31, 2006 to $9.6 billion for 2007.
     Interest income on loans decreased by approximately $105.1 million, or 23%, for the year ended December 31, 2007, compared to 2006. The average rate earned on the Company’s loans increased by two basis points for the year ended December 31, 2007, compared to 2006, and the average balance of loans decreased by $1.6 billion or 23%, compared to 2006. The decrease in the average balance of loans was the result of the sale, during the second quarter of 2006, of approximately $3.1 billion in mortgage loans as part of the restructuring of prior mortgage loan transfers that were recharacterized as secured borrowings as part of the restatement.
     Interest income on mortgage-backed securities and investment securities for the year ended December 31, 2007 decreased by approximately $116.8 million and $21.8 million, or 63% and 18%, respectively, compared to 2006. The results for 2007 reflects a decrease in the average balance of mortgage-backed securities and average investment securities, which decreased by 65% and 24%, respectively, from 2006 to 2007, offset in part by an increase in the average rate earned on mortgage-backed securities of 42 basis points and in the average rate of the investment securities of 33 basis points. The decrease in the average balance of mortgage-backed and investment securities reflects the strategy adopted by the Company’s current management to gradually de-emphasize investments from the Company’s balance sheet and retain more loans in its balance sheet, together with the efforts to reduce the gap between the repricing of its assets and liabilities. As part of this strategy, the Company sold $2.4 billion from its available for sale investment securities portfolio during the second half of 2007.
     Interest income on IOs for the year ended December 31, 2007 decreased by $0.5 million, or 8%, compared to 2006. The decrease in interest income on IOs was principally attributable to higher average short-term interest rates as compared to 2006. The impact of the increase in the average balance of outstanding IOs was offset in part by a decrease of 129 basis points in the average yield of the IOs, which equals the average discount rate used in the internal valuation model. The actual cash flow received on Doral Financial’s portfolio of IOs, particularly its floating rate IOs, decreased to $12.5 million for 2007, compared to $23.0 million for 2006. See “Critical Accounting Policies - Retained Interest Valuation” for additional information regarding the cash flows of the IO portfolio.
     Interest income on other interest-earning assets for the year ended December 31, 2007 decreased by approximately $1.3 million, or 3%, compared to 2006. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months, including overnight deposits, term deposits and reverse repurchase agreements. An increase of 47 basis points for the year ended December 31, 2007 in the average yield on other interest-earning assets was due to higher short-term interest rates, compared to 2006. The average balance of other interest-earning assets during 2007 decreased by $73.7 million, or 7%, compared to 2006 relating primarily to the decrease in the use of money market instruments for liquidity purposes.
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
      Interest income on loans decreased by approximately $38.5 million, or 8%, for the year ended December 31, 2006, compared to 2005. The average rate earned on the Company’s loans decreased by seven basis points for the year ended December 31, 2006, compared to 2005, and the average balance of loans decreased by $489.3 million or 7% for the year ended December 31, 2006, compared to 2005.
     Interest income on mortgage-backed securities for the year ended December 31, 2006 decreased by approximately $38.2 million, or 17%, compared to 2005. The result for 2006 reflected a decrease in the average balance of mortgage-backed securities, which decreased by 23% from 2005 to 2006, offset in part by an increase in the average rate earned on mortgage-backed securities of 37 basis points. The decrease in the average balance of mortgage-backed and investment securities reflects the strategy adopted by the Company’s current management to gradually de-emphasize investments from the Company’s balance sheet and retain more loans in its balance sheet, together with the efforts to reduce the gap between the repricing of its assets and liabilities. As part of this strategy, the Company sold $1.2 billion of lower-yielding securities from its available for sale portfolio during 2005 and sold an additional $1.7 billion in available for sale securities during the fourth quarter of 2006, of which $231.0 million settled during the first quarter of 2007. The results for the 2006 periods also reflect the Company’s decision in August of 2005 to discontinue the practice of purchasing whole loans without the associated servicing rights for subsequent securitization to mortgage-backed securities.
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
Interest Expense
     Total interest expense for the years 2007, 2006 and 2005, was $424.6 million, $620.5 million and $667.2 million, respectively. The decrease in interest expense experienced during 2007 was principally due to a reduction in the average balance of Doral Financial’s interest-bearing liabilities.
     2007 compared to 2006. Total interest expense for the year ended December 31, 2007 decreased by $195.9 million, or 32%, compared to 2006. The decrease in interest expense for 2007 was primarily due to a decreased in the average balance of interest-bearing liabilities. The decrease in the average balance of interest-bearing liabilities was due to the cancellation of borrowings related to the $2.4 billion investment securities sale and the repayment of the $625.0 million in senior notes. The average balance of interest-bearing liabilities during 2007 decreased by $4.7 billion, or 35%, compared to 2006, and the average cost of borrowings increased during 2007 by 23 basis points, compared to 2006.
     Interest expense on deposits for the year ended December 31, 2007 increased by $15.8 million, or 10%, compared to 2006. The increase in interest expense on deposits reflects an increase in the average cost of deposits held at Doral Financial’s banking subsidiaries. The average balance of deposits during 2007 decreased by $150.7 million, or 4%, compared to 2006. The decrease in the average balance of deposits was primarily related to the sale of deposits of $377.5 million in connection with the sale of Doral Bank NY’s branch network and related assets during the third quarter of 2007. The average interest cost on deposits during 2007 increased by 58 basis points, compared to 2006.
     Interest expense related to securities sold under agreements to repurchase for the year ended December 31, 2007 decreased by $115.8 million, or 48%, compared to 2006. The decrease in interest expense on securities sold under agreements to repurchase during 2007 reflects decreased borrowings to finance mortgage-backed securities and other investment securities, as compared to 2006. The average balance of borrowings under repurchase agreements for 2007 decreased by $2.8 billion, or 50%, compared to 2006, the cancellation of borrowings used to finance mortgage-backed securities and other investment securities as a result of the sale of $2.4 billion of available for sale securities during the second half of 2007. The average cost of securities sold under agreements to repurchase increased by 13 basis points from 2006 to 2007.
     Interest expense on advances from the FHLB for the year ended December 31, 2007 increased by approximately $9.2 million, or 20%, compared to 2006. The average balance of advances from FHLB during 2007 increased by $62.0 million, or 6%, compared to 2006. The average interest cost on advances from the FHLB increased by 59 basis points from 2006 to 2007.
     Interest expense related to loans payable for the year ended December 31, 2007 decreased by approximately $89.7 million, or 76%, compared to 2006. This decrease was due to a decrease in the average balance of loans payable, partially offset by higher average cost of loans payable. The average balance of loans payable during 2007 decreased by $1.6 billion, or 79%, compared to 2006. This reduction was related to the restructuring of prior loan transfer transactions that had been characterized as secured borrowings with local financial institutions during 2006. The average interest cost on loans payable during 2007 increased by 84 basis points compared to 2006.
     Interest expense on notes payable for the year ended December 31, 2007 decreased by $15.4 million, or 26%, compared to 2006. The average balance of notes payable during 2007 decreased by $259.4 million, or 29%, compared to 2006. This decrease was principally related to the repayment of $625.0 million in senior notes on July 20, 2007 which was funded primarily from the $610.0 million equity investment by Doral Holdings on July 19, 2007. The average interest cost on notes payable during 2007 increased by 28 basis points compared to 2006, which reflects the re-pricing nature of most of the Company’s notes payable, which are floating rate notes indexed to the 3-month LIBOR

     2006 compared to 2005. Total interest expense for the year ended December 31, 2006 decreased by $46.7 million, or 7%, compared to 2005. The decrease in interest expense for 2006 was due to a decreased volume of borrowings to finance Doral Financial’s loan production and investment activities. During 2006 the average balance of interest-bearing liabilities decreased by $3.5 billion, or 20%, compared to 2005, and the average cost of borrowings increased during 2006 by 68 basis points, compared to 2005.
     Interest expense on deposits for the year ended December 31, 2006 increased by $49.3 million, or 46%, compared to 2005. The increase in interest expense on deposits reflects an increase in the average cost of deposits and a larger deposit base held at Doral Financial’s banking subsidiaries. The average balance of deposits during 2006 increased by $524.0 million, or 15%, compared to 2005. The average interest cost on deposits during 2006 increased by 84 basis points, compared to 2005.
     Interest expense related to securities sold under agreements to repurchase for the year ended December 31, 2006 decreased by $15.8 million, or 6%, compared to 2005. The decrease in interest expense on securities sold under agreements to repurchase during 2006 reflects a decrease in borrowings to finance mortgage-backed securities and other investment securities, as compared to 2005. The average balance of borrowings under repurchase agreements for 2006 decreased by $1.6 billion, or 23%, compared to 2005. The average cost of securities sold under agreements to repurchase increased by 78 basis points from 2005 to 2006.
     Interest expense on advances from the FHLB for the year ended December 31, 2006 decreased by approximately $2.2 million, or 4%, compared to 2005. The decrease in interest expense on FHLB advances during 2006 reflects a decrease in the average balance of advances from FHLB, partially offset by higher average interest cost.
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
     2007 compared to 2006. Doral Financial’s provision for loan and lease losses for the year ended December 31, 2007 increased by $38.4 million, or 96%, compared to 2006. The increase in the provision for loan and lease losses reflects principally an increase in reserves related to the allowance for the Company’s construction, residential mortgages, commercial real estate and consumer loans portfolios, as well as a deterioration in the delinquency trends of the overall loan portfolio, particularly in the construction and residential mortgages portfolios. The Company believes that this deterioration reflects the overall decline in the Puerto Rico real estate market resulting in worsening macroeconomic conditions in Puerto Rico. This decline had a major impact on the provision for the quarter ended December 31, 2007 as collateral values of some of the loans within the construction portfolio fell sharply resulting in the need for additional reserves. As of December 31, 2007, the allowance for loan and lease losses was 2.47% of total loans receivable compared to 1.94% as of December 31, 2006. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     During 2007, the Company increased the allowance for loan losses for its construction loans portfolio from $37.6 million or 4.60% of the total construction portfolio as of December 31, 2006 to $56.8 million or 9.65% as of December 31, 2007. Doral Financial recognized total provisions for loan and lease losses of $78.2 million, $39.8 million and $22.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     2006 compared to 2005. Doral Financial’s provisions for loan and lease losses for the year ended December 31, 2006 increased by $17.5 million, or 78%, compared to 2005. The increase in the provision for loan and lease losses reflected principally an increase in specific reserves related to the allowance for the Company’s construction loan portfolio, as well as a deterioration in the delinquency trends of the overall loan portfolio, particularly in the construction and commercial portfolios. The Company believes that this deterioration reflects the overall decline in the Puerto Rico real estate market resulting in worsening macroeconomic conditions in Puerto Rico. As of December 31, 2006, the allowance for loan and lease losses was 1.94% of total loans receivable compared to 1.39% as of December 31, 2005. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     During 2006, the Company increased the allowance for loan losses for its construction loans portfolio from $20.7 million or 2.61% of the total portfolio as of December 31, 2005 to $37.6 million or 4.60% as of December 31, 2006. Doral Financial recognized total provisions for loan and lease losses of $39.8 million and $22.4 million for the years ended December 31, 2006 and 2005, respectively.
Non-Interest (Loss) Income
     Non-interest (loss) income consists of net gain on mortgage loan sales and fees, trading activities, net loss on sale of investment securities, net (loss) gain on extinguishment of liabilities, net servicing income, commissions, fees, and other income and net premiums on deposits sold.

	For the year ended December 31,
(In thousands)	2007	2006	2005
Non-interest (loss) income:
Net gain (loss) on mortgage loan sales and fees	$2,223	$(34,456)	$52,131
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(27,725)	(37,228)	(3,406)
Net loss on sale of investment securities	(97,480)	(27,668)	(40,798)
Net (loss) gain on extinguishment of liabilities	(14,806)	(4,157)	2,000
Servicing income (net of mark-to-market adjustment for 2007, and net of amortization and impairment/recovery for 2006 and 2005)	20,687	6,904	16,715
Commissions, fees and other income	32,183	37,378	35,906
Net premium on deposits sold	9,521	—	—

Total non-interest (loss) income	$(75,397)	$(59,227)	$62,548

     Net Gain (Loss) on Mortgage Loan Sales and Fees. Set forth below is certain information regarding the Company’s loan sale and securitization activities and resulting IO and MSR capitalization for the years ended December 31, 2007, 2006, and 2005.

	For the year ended December 31,
(In thousands)	2007	2006	2005
Total loan sales and securitizations	$296,091	$4,191,364	$2,686,935

Total loan sales and securitization (excluding sales relating to restructuring of prior mortgage loan transfers)	$296,091	$1,053,504	$2,686,935

Total loans sales resulting in the recording of IOs	$—	$—	$732,650

Net gain (loss) on mortgage loan sales and fees	$2,223	$(34,456)	$52,131

IOs capitalized	$—	$—	$10,981

MSRs capitalized	$5,305	$55,394	$45,433
     2007 compared to 2006. Net gain from mortgage loan sales and fees increased by 106% from a net loss of $34.5 million during the year ended December 31, 2006 to a net gain of $2.2 million for 2007. Gains from mortgage loan sales and fees during 2007 were adversely impacted by a lower-of-cost-or-market adjustment of $2.1 million at Doral Bank NY related to the sale of loans in connection with the sale of Doral Bank NY’s branch network during the third quarter of 2007. The net loss on mortgage loan sales and fees for the comparable 2006 period was principally due to the amount charged against earnings related to the loans transferred from the held for sale portfolio to the loans receivable portfolio. During 2006, the Company reassessed its plan to sell certain of its mortgage loan portfolio classified as held for sale, specifically loans with a low FICO score or with documentation and compliance issues, and transferred $961.5 million from its portfolio of loans held for sale to its loans receivable portfolio. This transfer resulted in a $27.2 million charge against earnings for the year ended December 31, 2006, compared to $2.1 million charge against earnings for 2007.
     Net gain from mortgage loan sales and fees was also adversely impacted by the reduced activity of loan sales and securitizations (excluding sales related to the restructuring of prior mortgage loan transfers) during 2007. The reduction in the volume of sales and securitizations was tied to the reduction of the Company’s loan production during the year. See “-Critical Accounting Policies — Gain on Mortgage Loan Sales and Retained Interest Valuation.”
     2006 compared to 2005. Net gain from mortgage loan sales and fees decreased by 166% to a net loss of $34.5 million during the year ended December 31, 2006 compared to a net gain of $52.1 million for 2005. The net loss on mortgage loan sales and fees during 2006 was principally due to charges incurred in connection with the Company’s transfer of certain mortgage loans from its held for sale portfolio to its loans receivable portfolio. In particular, during the year ended December 31, 2006, the Company reassessed its plan to sell certain of its mortgage loan portfolio classified as held for sale, specifically loans with a low FICO score or with documentation and compliance issues, and transferred $961.5 million from its portfolio of mortgage loans held for sale to its loans receivable portfolio. This transfer resulted in a $27.2 million charge against earnings for the year ended December 31, 2006.
     During the year ended December 31, 2006, losses on sales of mortgage loans also included the impact of the Company’s decision to restructure certain previous mortgage loan transfers to local financial institutions. The previously reported restructuring of various loan transfer transactions with local financial institutions resulted in a net loss of approximately $8.2 million during the year ended December 31, 2006, consisting of a loss of $11.8 million in mortgage loan sales, partially offset by a gain of $3.6 million recognized as part of Other Income related to these transactions.
     Net gain from mortgage loan sales and fees was also adversely impacted by a reduction in the volume of loan sales and securitizations (excluding sales related to the restructuring of prior mortgage loan transfers). The reduction in the volume of sales and securitizations was tied to the reduction of the Company’s loan production during the year.

     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as options, futures contracts, interest rate swaps and other derivative instruments used for interest rate risk management purposes. Set forth below is a summary of the components of gains and losses from trading activities for the years ended December 31, 2007, 2006, and 2005.
Table C — Components of Trading Activities

	Year ended December 31,
(In thousands)	2007	2006	2005
Net realized (losses) gains on sales of securities held for trading	$(25,935)	$(8,554)	$13,315
Gain (loss) on the IO valuation	8,554	(41,967)	(12,523)
Net unrealized loss on trading securities, excluding IOs	(8,557)	(2,662)	(4,530)
Net realized and unrealized (losses) gains on derivative instruments	(1,787)	15,955	332

Total	$(27,725)	$(37,228)	$(3,406)

     2007 compared to 2006. Net losses on securities held for trading for the year ended December 31, 2007 decreased by $9.5 million, compared to 2006. The net loss on trading activities was primarily related to a loss of $19.3 million resulting from the termination of economic hedging transactions associated with the sale of $1.9 billion of available for sale securities during the third quarter of 2007.
     The Company had net realized losses on sales of securities held for trading for the year ended December 31, 2007 of $25.9 million, compared to losses of $8.6 million during 2006. The loss on sale of securities held for trading during 2007 reflects a realized loss of $19.3 million resulting from the termination of economic hedging transactions associated with the sale of $1.9 billion of available for sale securities during the third quarter of 2007 and a loss of $2.7 million principally related to the sale of securities transferred from the held to maturity portfolio to trading portfolio in connection with the sale of certain assets of Doral Bank NY. The net realized loss on sale of securities held for trading during 2006 was primarily associated with the increase of the price of the underlying securities in certain forward FNMA contracts that affected the sale at the time of the settlement.
     The net loss on trading activities was partially offset by a gain of $8.6 million in the IO valuation. The gain in the value of the IOs for 2007 was primarily related to a decline in interest rates during 2007. The floating IO’s value is inversely related to the level of short-term rates, thus the value will increase when short-term rates fall. This change in rates resulted in a gain of $8.6 million compared to a loss of $42.0 million during 2006. The discount rate on the IOs based on the Company’s internal valuation model was 12.11% at December 31, 2007 compared to 12.22% at December 31, 2006.
     Net loss on derivative instruments for the period ended December 31, 2007 amounted to $1.8 million compared to a gain of $16.0 million for the comparable period of 2006. The loss on derivative instruments was primarily related to fewer positions in derivatives and the drop in rates experienced in the fourth quarter of 2007. For an overview of the Company’s new risk management practices, as well as current exposure to changes in interest rates, see “-Risk Management” below.
     2006 compared to 2005. Net losses on securities held for trading for the year ended December 31, 2006 increased by $33.8 million, compared to 2005. The negative variance was principally due to losses on the value of the IO portfolio. Net losses on the value of the Company’s IOs for the period ended December 31, 2006 increased by $29.4 million, compared to 2005. Losses on the value of the Company’s IOs during 2006 were primarily related to losses suffered during the first half of 2006 from the impact of increases in short-term interest rates on IOs that did not have caps on the pass-through interest payable to investors. As interest rates increase during 2006, the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeded the weighted-average coupon on such mortgage loans, which resulted in a loss on the IO valuation. The discount rate on the IOs based on the Company’s internal valuation model was 12.22% at December 31, 2006 compared to 10.91% at December 31, 2005.

     The Company had net realized losses on sales of securities held for trading for the year ended December 31, 2006 of $8.6 million compared to gains of $13.3 million during 2005. During 2006, sales of trading securities were $423.7 million, compared to $2.9 billion in 2005. The sale of securities was part of Doral Financial’s strategy to de-leverage its balance sheet.
     Net losses on securities held for trading for 2006 and 2005 also included $2.7 million and $4.5 million, respectively, of net unrealized losses on the value of Doral Financial’s securities held for trading, excluding IOs.
     Net gain on derivative instruments for the period ended December 31, 2006 increased by $15.6 million, compared to 2005. The gain on derivative instruments was primarily related to increases in the market value of interest rate swaps as long-term interest rates increased during 2006. The gain on derivative instruments includes a net unrealized gain of $1.0 million from derivatives resulting from certain gain sharing agreements created in connection with the previously reported restructuring of various loan transfer transactions. Pursuant to the agreements executed in connection with certain of those sales, the Company had the right to share, on a limited basis, the gains or losses realized by the buyers of such loans within specified time periods from subsequent sales or securitizations.
     During the year ended December 31, 2006, the Company entered into certain forward FNMA contracts in connection with its mortgage warehouse activities. As the price of the underlying securities on those forward contracts increased during the year, the Company realized a gain of approximately $3.1 million during 2006.
     Net Loss on Sale of Investment Securities. Net loss on sales of investment securities represents the impact on Doral Financial’s income of transactions involving the sale of securities classified as available for sale.
     2007 compared to 2006. For the year ended December 31, 2007, the Company experienced a net loss on sales of investment securities of $97.5 million, compared to a net loss of $27.7 million for 2006. The net loss experienced during 2007 was primarily related to the sale of $1.9 billion of available for sale investment securities. As a result of the Third Quarter Reassessment, based on existing market conditions, in order to reduce interest rate risk, the Company sold $1.9 billion, and realized a total loss of $96.7 million. During 2006, the net loss was principally driven by the Company’s decision to sell $1.7 billion from its available for sale portfolio (of which $231.0 million settled during the first quarter of 2007) at a loss of $22.7 million, during the fourth quarter of 2006. The Company’s decision was designed as a measure to decrease interest rate risk, increase liquidity and strengthen its capital ratios.
     Net loss on sale of investment securities also includes a gain of $45,000 on securities called during 2007.
     2006 compared to 2005. For the year ended December 31, 2006 the Company experienced a net loss on sales of investment securities of $27.7 million, compared to a net loss of $40.8 million for 2005. The net loss during 2006 was principally driven by the Company’s decision to sell $1.7 billion from its available for sale portfolio (of which $231.0 million settled during the first quarter of 2007) at a loss of $22.7 million, during the fourth quarter of 2006. The Company’s decision was designed as a measure to decrease interest rate risk, increase liquidity and strengthen its capital ratios.
     Net (Loss) Gain on Extinguishment. Net loss on extinguishment represents the cancellation fees on the early extinguishment of certain securities sold under agreements to repurchase and a net gain on the mortgage servicing rights recognized on the restructuring of a loan sale transaction with a local financial institution in 2006. The transaction, which was previously reported as a secured borrowing, was restructured and recognized as a sale in accordance with SFAS 140.
     2007 compared to 2006. For the year ended December 31, 2007, net loss on extinguishment amounted to $14.8 million compared to a loss of $4.2 million at December 31, 2006. The loss recognized during 2007 was driven by the Company’s reassessment, based on existing market conditions, which resulted in the sale of $1.9 billion on available for sale securities and the cancellation of the related borrowings used to finance these securities. During 2006, the Company sold $1.7 billion from its available for sale securities resulting in a net loss of $4.2 million that was the result of a loss of $6.9 million related to early extinguishment on certain securities sold under agreements to repurchase and a $2.7 million gain on the restructuring of a loan sale transaction with a local financial institution.
     2006 compared to 2005. For the year ended December 31, 2006, net loss on extinguishment amounted to $4.2 million compared to a gain of $2.0 million at December 31, 2005. The loss recognized during 2006 was driven mainly by the Company’s decision to sell $1.7 billion from its available for sale securities portfolio during the fourth quarter of 2006. The net loss of $4.2 million includes a loss of $6.9 million related to early extinguishment on certain securities sold under agreements to repurchase and a gain of $2.7 million on the restructuring of a loan sale transaction with a local financial institution.
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan. As of December 31, 2007, the weighted-average gross servicing fee rate for the entire portfolio was 0.39%. Other components of net servicing income include late charges, prepayment penalties, interest loss, and changes in fair value (since the adoption of SFAS No. 156) or amortization and impairment of servicing assets (prior to 2007).
Set forth below is a summary of the components of net servicing income using the fair value method for the year ended December 31, 2007.
Table D — Components of Net Servicing Income

Year ended
(In thousands)	December 31,2007
Servicing fees (net of guarantee fees)	$35,378
Late charges	9,057
Prepayment penalties	635
Interest loss	(3,969)
Other servicing fees	386

Servicing income, gross	41,487
Changes in fair value of mortgage servicing rights(1)	(20,800)

Total net servicing income	$20,687

(1)	Change in fair value was the result of the prepayment speed and normal run-off.

     Set forth below is a summary of the components of net servicing income for the years ended December 31, 2006 and 2005.
Table E — Components of Net Servicing Income

	Year ended December 31,
(In thousands)	2006	2005
Servicing fees (net of guarantee fees)	$36,557	$31,330
Late charges	9,470	8,860
Prepayment penalties	1,024	2,502
Interest loss	(4,601)	(3,551)
Other servicing fees	251	438

Servicing income, gross	42,701	39,579
Amortization of servicing assets	(31,211)	(26,846)
Net (impairment) recovery of servicing assets	(4,586)	3,982

Servicing income, net	$6,904	$16,715

     Effective January 1, 2007, under SFAS No. 156 “Accounting for Servicing of Financial Assets”, Doral Financial elected to apply fair value accounting to its mortgage servicing rights (“MSR”). The Company, upon valuation of the MSR’s at fair value in accordance with SFAS No. 156, recorded a cumulative effect adjustment to retained earnings (net of tax) of $926,000 as of January 1, 2007 for the difference between fair value and the carrying amount to bring the MSR balance as of December 31, 2006 to fair value.
     Upon the adoption of SFAS No. 156, the Company recorded a cumulative effect adjustment to retained earnings (net of tax) as of January 1, 2007 for the difference between the fair value and the carrying amount to bring the December 31, 2006 MSR balance to the fair value. The table below reconciles the balance of MSRs as of December 31, 2006 and January 1, 2007.

(In thousands)
Balance at December 31, 2006	$176,367
Adjustment upon adoption of SFAS No.156	1,517

Balance at January 1, 2007	$177,884

     The change in servicing assets measured using the fair value method for the year ended December 31, 2007 are described in Table F below. For a discussion of the assumptions used to value MSRs refer to “Critical Accounting Policies-Retained Interest Valuation.”
     The following table shows the changes in Doral Financial’s MSRs for the years ended December 31, 2007, 2006 and 2005:

Table F — Change in Mortgage-Servicing Assets

	Year ended December 31,
(In thousands)	2007	2006	2005
Balance at beginning of year	$177,884	$156,812	$136,024
Capitalization of servicing assets	5,305	50,028	45,433
Sales of servicing assets(1)	(9,581)	—	—
MSRs reversal on loans purchased(2)	(2,570)	—	—
Net servicing assets recognized as part of the restructured mortgage loan sale transactions	—	11,351	—
Rights purchased	—	209	4,421
Amortization	—	(31,211)	(26,846)
Application of valuation allowance to write-down permanently impaired servicing assets	—	(410)	(2,220)

Balance before valuation allowance at end of year	171,038	186,779	156,812
Change in fair value (2007), valuation allowance for temporary impairment (2006 and 2005)	(20,800)	(10,412)	(6,236)

Balance at end of year(3)	$150,238	$176,367	$150,576

(1)	Amount represents MSR sales related to $693.9 million in principal balance of mortgage loans.

(2)	MSR value related to loans purchased from a financial institution with a balance of $276.8 million as of October 31, 2007, where the Company owned the MSR.

(3)	Outstanding balance of loans serviced for third parties amounted to $10.1 billion as of December 31, 2007.
     2007 compared to 2006. For the year ended December 31, 2007, net servicing income amounted to $20.7 million, compared to $6.9 million for 2006. The increase in net servicing income for 2007 was principally the result of the adoption of the fair value method of valuation for the Company’s MSR in accordance with SFAS No. 156. For the year ended December 31, 2007, the Company recognized as part of net servicing income a change in fair value of $20.8 million, compared to a net amount of $35.8 million recognized for the corresponding 2006 period as amortization and impairment of servicing asset.
     Loan servicing fees, net of guarantee fees, decreased by $1.2 million, or 3%, for the year ended December 31, 2007, compared to 2006, principally due to a decrease in the average servicing portfolio (excluding the Company’s owned portfolio). Doral Financial’s mortgage-servicing portfolio, including its own loan portfolio of $3.7 billion at December 31, 2007 and $3.3 billion at December 31, 2006, was approximately $13.8 billion at December 31, 2007, compared to $15.3 billion at December 31, 2006. The decrease in the Company’s servicing portfolio was principally related to the decrease in loan production during 2007 and to the sale of $682.1 million of loans subserviced by the Company during the second quarter of 2007.
     2006 compared to 2005. For the year ended December 31, 2006, net servicing income amounted to $6.9 million, compared to $16.7 million for 2005. The decrease in net servicing income for 2006 was principally the result of increased impairment charges of mortgage-servicing assets of $4.6 million, mainly attributable to a decrease in mortgage interest rates and consequent increases in forecasted mortgage prepayment speeds at December 31, 2006. In contrast, Doral Financial recognized a net recovery in value of $4.0 million for 2005.
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
     Capitalization of MSR. The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the mortgage loan and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. See “-Critical Accounting Policies - Gain on Mortgage Loan Sales”. During 2007, 2006 and 2005, Doral Financial recognized servicing assets of $5.3 million, $50.0 million and $45.4 million, respectively, in connection with the sale of loans to third parties, including sales, during 2006, related to the restructuring of prior mortgage loan transfers that had been classified as secured borrowings as part of the restatement.
     Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income for the year ended December 31, 2007, 2006, and 2005:
Table G — Commissions, Fees and Other Income

	Year ended December 31,
(In thousands)	2007	2006	2005
Retail banking fees	$21,131	$19,323	$17,656
Insurance agency commissions	8,834	8,813	12,396
Asset management fees and commissions	572	1,011	1,208
Other income	1,646	8,231	4,646
Net premium on deposits sold	9,521	—	—

Total	$41,704	$37,378	$35,906

     2007 compared to 2006. Commissions, fees and other income for the year ended December 31, 2007 increased by $4.3 million, or 12%, compared to 2006. Doral Financial’s banking fees increased by $1.8 million, or 9%, compared to 2006, due to higher number of checking accounts as well as higher service fees associated with these accounts.
     Doral Financial’s insurance agency business is closely integrated with its mortgage origination business and insurance agency commissions are comprised principally of commissions on dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Bank PR. Insurance agency commissions amounted to $8.8 million for the year ended December 31, 2007, compared to $8.8 million for 2006.
     Doral Financial’s asset management fees and commissions decreased by $0.4 million, or 43%, compared to 2006. The decrease experienced during 2007 was attributable to a substantial reduction in Doral Securities’ operations that was limited to acting as a co-investment manager to a local fixed-income investment company. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker dealer with the SEC and its membership with FINRA.
     Doral Financial’s other income decreased by $6.6 million, or 80%, compared to 2006. The reduced income for 2007 compared to the 2006 period was related to a gain of $3.6 million, during the second quarter of 2006, that was included as part of Other Income in connection with an agreement with a local financial institution to restructure all outstanding mortgage loan sale transactions between the parties. In addition, the Company sold certain residential units within a residential housing project that the Company took possession in 2005, resulting in revenues of approximately $3.1 million in 2006 compared to $1.1 million for 2007, also included as part of Other Income.

     Net premium on deposits sold. As a result of the sale of deposits and certain assets of Doral Bank NY a net premium on deposits sold was received amounting to $9.5 million during the third quarter of 2007.
     2006 compared to 2005. Commissions, fees and other income for the year ended December 31, 2006 increased by $1.5 million, or 4%, compared to 2005. Doral Financial’s banking fees increased by $1.7 million, or 9%, compared to 2005, due to higher debit and credit card fees as well as higher service charges on checking accounts.
     Doral Financial’s insurance agency business is closely integrated with its mortgage origination business and insurance agency commissions are comprised principally of commissions on dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Financial. The decrease in insurance commissions was directly related to the mortgage loan production during 2006. Loan production decreased from $5.5 billion for 2005 to $2.0 billion for 2006.
     Doral Financial’s other income increased by $3.6 million, or 77%, compared to 2005. During the second quarter of 2006, Doral Financial entered into an agreement with a local financial institution to restructure all outstanding mortgage loan sale transaction between the parties. The restructuring resulted in a gain of $3.6 million that was included as part of Other Income for the year ended December 31, 2006. In addition, the Company sold certain residential units within a residential housing project that the Company took possession in 2005, resulting in revenues of approximately $3.1 million in 2006 and $2.2 million in 2005 that also were included as part of Other Income.
Non-Interest Expenses
     A summary of non-interest expenses for the years ended December 31, 2007, 2006, and 2005 is provided below.
Table H — Non-Interest Expenses

	Year ended December 31,
(In thousands)	2007	2006	2005
Compensation and employee benefits	$118,709	$96,342	$92,955
Taxes, other than payroll and income taxes	11,312	12,552	10,918
Advertising	11,378	9,849	16,588
Professional services	59,542	63,258	43,016
Communication and information systems	18,695	18,870	18,648
Occupancy and other office expenses	24,996	27,430	31,548
Depreciation and amortization	17,586	22,028	20,923
Provision for contingencies	—	95,000	25,000
Other	41,274	29,013	28,897

Total non-interest expenses	$303,492	$374,342	$288,493

     2007 compared to 2006. Non-interest expense for the year ended December 31, 2007 decreased by $70.9 million, or 19%, compared to 2006. The decrease in 2007 was primarily due to an accrual recorded in 2006, in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement.
     Compensation and employee benefits during 2007 increased by $22.4 million, or 23%, compared to 2006. The increase in compensation and employee benefits during 2007 was primarily due to (i) the payment of $17.0 million in cash bonuses pursuant to the Key Employee Incentive Plan; (ii) $7.4 million primarily related to the accrual of severance payments in connection with the separation of approximately 40 highly compensated employees in January 2008; (iii) the payment of $5.1 million remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement; and (iv) the recognition of $3.8 million of stock-based compensation related to the termination of stock options.

     Advertising expense for 2007 increased by $1.5 million, or 16%, compared to 2006. The increase in advertising expense for 2007 was principally due to $1.8 million related to the expenses associated with Doral’s refreshed branding.
     Professional services fees for 2007 decreased by $3.7 million, or 6%, compared to 2006. The decrease in professional services fees is primarily related to the decrease in the restatement-related expenses during 2007. During 2006, the Company incurred $24.0 million associated to restatement-related expenses, compared to $8.5 million in professional services related to remediation of legacy issues and to $6.6 million in other legal expenses for 2007. Also, professional services expenses for 2007 included an expense of $6.1 million in professional services for investment banking and other services, and $1.9 million in professional services related to Doral Holdings.
     Occupancy and other office expenses for 2007 decreased by $2.4 million, or 9%, compared to 2006. The decrease during 2007 was primarily due to decreased costs associated with Doral Financial’s decision to consolidate marketing brands and close non-strategic branches during 2006. As of December 31, 2007, the Company conducted its business through 41 retail banking offices, at which mortgage offices are co-located within Puerto Rico and one office at New York City, compared to 44 retail banking offices, at which mortgage offices were co-located within Puerto Rico and eleven offices at New York City as of December 31, 2006.
     Depreciation and amortization expense during 2007 decreased by $4.4 million, or 20%, compared to 2006. The decrease in depreciation was principally related to the acceleration in 2006 of leasehold improvements on vacated properties.
     Other expenses for the year ended December 31, 2007 increased by $12.3 million, or 42%, compared to 2006. The increase in other expenses was principally related to a net increase in the recourse liability of $2.3 million, write offs of certain uncollectible commissions of approximately $1.5 million, and expenses related to foreclosure claims of approximately $4.1 million.
     2006 compared to 2005. Non-interest expense for the year ended December 31, 2006 increased by $85.8 million, or 30%, compared to 2005. The increase in 2006 was primarily due to the establishment of a reserve of $95.0 million in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement. During 2005, the Company recorded a $25.0 million expense related to the settlement of the SEC’s investigation of the Company. The increase also reflects increases in professional services related to the resolution of legacy issues related to the restatement and the Company’s business transformation initiatives.
     Compensation and employee benefits during 2006 increased by $3.4 million, or 4%, compared to 2005. The increase in compensation and employee benefits was primarily due to increases in severance payments, offset in part by a decrease of 48% in headcount, which decreased from 2,522 as of December 31, 2005 to 1,310 employees as of December 31, 2006, with most of the reduction occurring in the late part of 2006. For the year ended December 31, 2006, compensation expense includes $20.4 million in severance payments associated with the reduction in headcount and $0.8 million associated with the expensing of stock-based compensation.
     Professional services fees for 2006 increased by $20.2 million, or 47%, compared to 2005. The increase for 2006 was primarily due to consulting fees related to the Company’s non-restatement-related expenses. The increase primarily reflects fees incurred in connection with the resolution of ongoing legacy issues and the Company’s ongoing business transformation initiatives and recapitalization efforts. The increase was slightly offset by a decrease of $5.4 million in restatement-related expenses.
     Occupancy and other office expenses for 2006 decreased by $4.1 million, or 13%, compared to 2005. The decrease during 2006 was primarily due to decreased costs associated with Doral Financial’s decision to consolidate marketing brands and close non-strategic branches during 2006. As of December 31, 2006, the Company conducted its business through 44 retail banking offices, at which mortgage offices were co-

located within Puerto Rico, and eleven offices at New York City, compared to 108 offices as of December 31, 2005.
     Depreciation and amortization expense during 2006 increased by $1.1 million, or 5%, compared to 2005. The increase in depreciation was principally related to the acceleration of leasehold improvements on vacated properties, increases in building depreciation and the purchase of software and computer systems upgrades.
     Doral Financial established a litigation reserve and recorded a charge to its full-year financial results for 2006 of $95.0 million in connection with an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the periods from January 1, 2000 to December 31, 2004. During 2005, the Company recorded a $25.0 million expense related to the settlement of the SEC’s investigation of the Company.
Income Taxes
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from US assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are US corporations and are subject to US income-tax on their income derived from all sources.
     The maximum statutory corporate income tax rate in Puerto Rico was 39.0% for the taxable year ending December 31, 2007. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% for corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005, net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional one year transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39.0%.
     Doral Financial enjoys an income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in US Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various US securities and US mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States. During 2008, the Company will be transferring substantially all of the assets at the international banking entity to Doral Bank PR as part of the tax planning actions described below.
     Under the PR Code, the statutory corporate tax rates ranges from 15% for capital gain transactions to a maximum of 39.0% for regular income. The PR Code also includes an alternative minimum tax of 22% that applies if the Company’s regular income tax liability is less than the alternative minimum tax requirements. The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes. A reconciliation of the difference follows:

	Year Ended December 31,
(Dollars in thousands)	2007		2006		2005
(Loss) income before income taxes	$(302,762)		$(272,008)		$32,283
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax benefit (expense) at statutory rates	$118,077	39.0	$112,883	41.5	$(13,397)	(41.5)
Tax effect of exempt income, net of expense disallowance	2,794	0.9	5,365	2.0	6,851	21.2
Net (loss) income from international banking entity	(27,583)	(9.1)	11,732	4.3	35,378	109.6
Net tax (expense) benefit from capital gain transactions	(4,408)	(1.5)	—	—	706	2.2
Effect of net operating losses not used	(44,452)	(14.6)	(29,881)	(11.0)	(30,420)	(94.2)
Net change in IOs tax differential basis	(25,300)	(8.3)	70,541	25.9	—	—
Deferred tax valuation allowance decrease (increase)	121,179	40.0	(125,923)	(46.2)	(4,440)	(13.8)
Non-tax deductible expenses	—	—	—	—	(12,311)	(38.1)
Other, net	(8,453)	(2.8)	3,390	1.2	(1,458)	(4.5)

Income tax benefit (expense)	$131,854	43.6	$48,107	17.7	$(19,091)	(59.1)

     2007 compared to 2006. For the year ended December 31, 2007, Doral Financial recognized an income tax benefit of $131.9 million, compared to $48.1 million for the comparable 2006 period. The decrease in the tax provision for the year ended December 31, 2007 is principally related to the release of the valuation allowance of the deferred tax assets described below.
     In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. The Company determined that it is more likely than not that $87.3 million of its deferred tax asset, related primarily related to net operating losses, will not be realized and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that under the PR Code Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the year ended December 31, 2007, net operating losses of $114.0 million were created. Based on the forecasted future taxable income the Company will not be able to obtain the full benefit of these net operating losses.
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
     The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 12 (15 year amortization period) years period in which the amortization deduction of the IO tax asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period, repayment of the $625.0 million in senior notes due to the recapitalization and which served to significantly reduce interest expense, results of the leveraging program, which includes loan growth of approximately $0.5 billion through purchases of single-family loans and the purchase of approximately $1.0 billion in securities. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move the IO tax asset amortization to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the transfer of substantially all of the assets from Doral International to Doral Bank PR. Negative evidence included the Company’s recorded losses for the year ended December 31, 2007 and 2006 and the net short operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income. Negative evidence also included the Risks Factors described in Item 1A of this Annual Report on Form 10-K.

     In weighing the positive and negative evidence above, we considered the more likely than not criteria pursuant to SFAS 109 as well as the risk factors related to its future business described above. Based on this analysis we concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $480.2 million would not be realized. As a result, the Company recorded a valuation allowance. At December 31, 2007, the deferred tax asset, net of its valuation allowance of $87.3 million, amounted to approximately $392.9 million compared to $261.6 million at December 31, 2006.
     Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in margins and loss of market share.
     During 2007, Doral Financial’s international banking entity subsidiary had a pre-tax loss of $70.7 million, compared to a pre-tax benefit of $28.3 million for 2006. This reduction was to due the sale of investment securities during 2007 as a result of the third quarter reassessment.
     The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings amounting to $2.4 million. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the period ended December 31, 2007, the Company recognized approximately $1.4 million in interest and penalties.
     Unrecognized tax benefits as of December 31, 2007 amounted to $17.2 million. The amount of unrecognized tax benefits or liabilities may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.
     The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2007, the statute of limitations for the years ended December 2003, 2004, 2005 and 2006 remained open.
     2006 compared to 2005. For the year ended December 31, 2006, Doral Financial recognized an income tax benefit of $48.1 million, compared to an income tax expense of $19.1 million for the comparable 2005 period. The decrease in the tax provision for the year ended December 31, 2006 was principally due to pre-tax losses recognized during 2006, combined with an increase in the Company’s net deferred tax asset as a result of agreements entered into with the Puerto Rico Treasury Department, which are described below.
     During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all of the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter of 2006, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset may be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary. The confirmation of the previously established tax basis of all IO transfers within the Doral Financial corporate group and the ability to use the IO Tax Asset in the Company’s profitable subsidiaries resulted in an increase in the deferred tax asset, net of the valuation allowance, and in a net tax benefit, for the year ended December 31, 2006.

     In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. In assessing such projections, the Company did not consider the effects of the proposed transaction, as part of the plans to pay its $625.0 million floating senior notes that mature on July 20, 2007, as detailed in Note 2 to the Financial Statements. The effects that the proposed transaction would have on the projections would be considered after the conclusion of the transactions leading to the payment of the senior notes. In the case of the IOs Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available.
     In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize our deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period. Further positive evidence included the ability to isolate nonrecurring charges in historical losses and that it is objectively verifiable that such charges will not recur, core earnings of the business absent these nonrecurring items and the flexibility to move IO amortization to profitable entities according to our agreements with the Puerto Rico Treasury Department. Negative evidence included our recorded loss for the year ended December 31, 2006, the net operating loss short carry-forward period of 7 years and the uncertainties surrounding the Company’s ability to continue as a going concern which at that moment was dependent on the ability to secure the needed outside financing for the payment of the $625.0 million floating senior notes.
     In weighing the positive and negative evidence above, we considered the more likely than not criteria pursuant to SFAS 109 as well as the risk factors related to its future business described above. Based on this analysis we concluded that it was more likely than not that the net deferred tax assets of $262.0 million would be realized.
     Under the PR Code, Doral Financial is not permitted to file consolidated tax returns, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry-forward period (seven years under the PR Code). As of December 31, 2006, net operating losses of $223.0 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in an increase of the valuation allowance. At December 31, 2006, the deferred tax asset, net of its valuation allowance of $201.6 million, amounted to approximately $261.6 million, compared to $213.2 million at December 31, 2005.
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
OPERATING SEGMENTS
     Doral Financial manages its business in four operating segments: mortgage banking activities, banking (including thrift operations), institutional securities operations and insurance agency activities. The Company’s segment reporting is organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies.

     During 2007, in connection with the recapitalization transaction, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as wholly-owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, the financial information related to the operating segments presented below use the old reportable segment structure. In establishing the old reportable segment structure for the year ended December 31, 2007, the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR have been reclassified to the mortgage banking segment including the elimination of the dividend paid by Doral Bank PR to the Company as a result of the transfer. Refer to Note 32 of to the consolidated financial statements accompanying this Annual Report on Form 10-K for summarized financial information regarding these operating segments. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.
Banking
     The banking segment includes Doral Financial’s banking operations in Puerto Rico, currently operating through 41 retail bank branches, and in the mainland United States, principally in the New York City metropolitan area. Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans, and invests in mortgage-backed securities as well as in other investment securities and offers traditional banking services. Net loss for the banking segment amounted to $153.7 million during 2007, compared to net income of $22.4 million during 2006 and $97.0 million during 2005, respectively. On July 27, 2007, Doral Financial completed the sale of its 11 branches in the New York City Metropolitan Area and certain related assets to New York Commercial Bank, subsidiary of New York Community Bancorp. Doral Financial retained Doral Bank NY’s federal thrift charter.
     Net interest income for the banking segment was $153.0 million for 2007, compared to $192.9 million for 2006 and $191.2 million for 2005, respectively. The decrease in net interest income was principally due to a reduction in interest-earning assets, partially offset by a decrease in interest-bearing liabilities, resulting in an increase in the net interest margin from 1.74% and 1.71% for the years ended December 31, 2006 and 2005, respectively, to 1.86% for the year ended December 31, 2007. Total average interest-earning assets for the banking segment for 2007 was $8.2 billion, compared to $11.1 billion for 2006 and $11.2 billion for 2005. The reduction in the average balance of the interest-earning assets is primarily related to the sale of $2.2 billion of available for sale investment securities during 2007.
     Non-interest loss for the banking segment was $103.8 million for 2007, compared to a loss of $9.1 million in 2006 and income of $56.8 million in 2005. The non-interest loss during 2007 was principally driven by the Company’s decision to sell $2.4 billion of available for sale investment securities, of which $2.2 billion relates to the banking subsidiaries, during the second half of 2007, as a result of the Third and Fourth Quarter Reassessments. The non-interest loss for 2006 was principally related to the Company’s decision to sell $1.7 billion from its available for sale portfolio at a loss of approximately $25.4 million during the fourth quarter of 2006, of which $231.0 million settled during the first quarter of 2007. The Company’s decision was designed as a measure to increase future net interest income and liquidity, as well as to strengthen its capital ratios.
     Non-interest expenses for this segment increased to $127.2 million compared to $127.0 million in 2006 and $122.2 million in 2005. Total non-interest expenses during 2007 includes increases in compensation and benefits expenses principally related to $2.7 million of severance payments and marketing expenses associated with Doral’s new branding campaign amounting to $2.5 million. Non-interest expense for 2006 was driven principally by increases in professional services fees associated with the reengineering and recapitalization efforts.

Mortgage Banking
     This segment relates to the business activities of the holding company. Prior to 2007, the holding company and various of its subsidiaries were engaged in mortgage originations, securitizations and related activities. As part of the business transformation effort, Doral Financial transferred its mortgage origination and servicing platforms, subject to certain exclusions, to Doral Bank PR, including its wholly-owned subsidiary, Doral Mortgage. The Company’s mortgage origination business is now conducted by Doral Mortgage LLC, now a wholly-owned subsidiary of Doral Bank PR, and the Company’s mortgage servicing business is operated by Doral Bank PR. Prior to July 2007, the origination of residential mortgage loans and the servicing of these loans was principally conducted through an operating division of the holding company and a number of mortgage banking subsidiaries of the holding company. With the exception of Doral Mortgage, operations of all other mortgage banking subsidiaries were ceased. Loans that were not securitized or sold in the secondary market were generally funded by Doral Bank PR under a master production agreement. The holding company, which is considered part of the mortgage bank segment, also held a substantial portfolio of investment securities. Substantially all new loan origination and investment activities at the holding company level were also terminated.
     During 2006, the Company decided to consolidate its activities in this area that were previously conducted through four mortgage banking units — HF Mortgage Bankers, an operating division within the parent company, and three wholly owned subsidiaries, Doral Mortgage, Centro Hipotecario de Puerto Rico, Inc. and Sana Mortgage — under a single Doral brand. The result was the elimination of Sana Mortgage, Centro Hipotecatio and HF Mortgage Bankers and the transfer of Doral Mortgage to Doral Bank PR, as its wholly-owned subsidiary.
     Net interest loss for the mortgage banking segment amounted to $2.4 million for 2007, compared to interest income of $3.5 million and $82.9 million for the comparable periods of 2006 and 2005, respectively. The net interest loss was driven by loss of interest income due to the sale of $3.1 billion in mortgage loans. The decrease in net interest income in 2006 was due to a significant reduction in net interest margin caused by an increase in interest expense, coupled with a 48% reduction in the average balance of interest-earning assets. Interest rate spread and margin for the mortgage banking segment for 2006 was (0.01%) and 0.11%, respectively, compared to 1.22% and 1.32%, respectively, for 2005. The average balance of interest-earning assets for the segment was $1.5 billion, $3.3 billion and $6.3 billion for 2007, 2006 and 2005 respectively.
     Non-interest income for the mortgage banking segment amounted to $39.9 million for 2007, compared to a loss of $40.1 million and an income of $28.3 million for the corresponding periods of 2006 and 2005. Non-interest income for 2007 was primarily related to $24.3 million of net servicing income and $9.7 million on gain on sale of mortgage loans. During 2006, this segment experienced a non-interest loss of $40.1 million for 2006 compared to non-interest income of $28.3 million for 2005. This change was principally related to a $42.0 million loss on the IOs valuation, which, in turn, was principally related to losses suffered during the first half of 2006 from the impact of increases in short-term interest rates on IOs that did not have caps on the pass-through interest payable to investors and an $8.2 million net loss in connection with the previously announced restructurings of prior loan sale transactions with local financial institutions.
     Non-interest expenses for this segment amounted to $145.5 million compared to $247.2 million in 2006 and to $166.1 million in 2005. Non-interest expense for 2007 was impacted by (i) the payment of $4.4 million remaining in an escrow account maintained on behalf of the Company’ s Chief Executive Officer pursuant to the terms of his employment agreement; (ii) the recognition of $3.8 million of stock-based compensation related to the termination of stock options; (iii) $3.6 million related to severance payments; and (iv) $1.6 million of professional services related to accounting matters of Doral Holding GP, ultimate holding company. The increase in non-interest expenses for this segment in 2006 was driven principally by a $95.0 million reserve established in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement and increases in professional services fees associated with the ongoing legacy and transformation process. Also, during 2005, the Company’s reserve of $25.0 million established in connection with the settlement of the SEC’s investigation of the Company was recognized in the mortgage-banking segment operations, as well as a goodwill write-off of $4.7 million associated with the acquisition of Sana Mortgage Corporation based on management’s analysis of the future profitability and prospects of this subsidiary.

Institutional Securities Operations
     Doral Financial has been steadily decreasing the operations of this segment. During 2002, Doral Financial sold its retail securities brokerage business to an unaffiliated broker-dealer. As part of the Company’s expense reduction efforts, during the fourth quarter of 2005, the Company terminated its institutional sales and investment banking services. During 2006, the Company sold substantially all of Doral Securities’ investment securities and during the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. The Company intends to assign this contract to Doral Bank PR.
     Net income for this segment amounted to approximately $0.4 million for 2007, compared to a loss $0.3 million for 2006 and income of $2.1 million for 2005. The net loss for 2006, compared to net income for the corresponding period of 2007, was primarily related to a loss of $1.3 million on trading activities during 2006.
Insurance Agency
     Doral Financial operates its insurance agency activities through its wholly-owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s mortgage customers. Doral Insurance Agency is diversifying its range of products to include other forms of insurance products such as auto, life and disability. Net income for this segment amounted to $3.2 million during 2007, compared to $4.2 million for 2006 and $8.4 million for 2005. The decrease in net income is the result of a decrease in the Company’s mortgage loan production during 2007, which directly affects the revenues of the insurance business. As noted in Table I, production decreased from 15,548 loans during 2006 to 13,544 loans during 2007. For the year ended December 31, 2007, insurance fees and commissions amounted to $8.8 million, compared to $8.8 million and $12.4 million in 2006 and 2005, respectively.
     BALANCE SHEET AND OPERATING DATA ANALYSIS
Loan Production
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $85.1 million, $88.7 million and $483.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the years indicated:

Table I — Loan Production

	Year ended December 31,
(Dollars in thousands, except for average initial loan balance)	2007	2006	2005
FHA/VA mortgage loans
Number of loans	1,392	2,001	3,881
Volume of loans	$143,714	$200,495	$332,409
Percent of total volume	11%	10%	6%
Average initial loan balance	$103,243	$101,197	$85,650

Conventional conforming mortgage loans
Number of loans	1,268	1,564	11,357
Volume of loans	$145,079	$187,480	$1,355,136
Percent of total volume	11%	9%	25%
Average initial loan balance	$114,416	$119,872	$119,322

Conventional non-conforming mortgage loans(1)
Number of loans	3,598	8,751	24,744
Volume of loans	$461,432	$925,232	$2,671,846
Percent of total volume	34%	46%	49%
Average initial loan balance	$128,247	$105,729	$107,980

Construction developments loans
Number of loans	24	115	249
Volume of loans	$64,661	$66,199	$253,774
Percent of total volume	5%	3%	4%
Average initial loan balance	$2,694,208	$624,519	$1,031,602

Disbursements of construction development loans
Volume of loans	$229,634	$414,660	$430,249
Percent of total volume	17%	21%	8%

Commercial loans(2)
Number of loans	384	621	849
Volume of loans	$235,761	$178,596	$318,962
Percent of total volume	18%	9%	6%
Average initial loan balance	$613,960	$287,594	$375,691

Consumer loans(2)
Number of loans	6,876	2,491	10,405
Volume of loans	$49,300	$34,991	$114,238
Percent of total volume	4%	2%	2%
Average initial loan balance	$7,170	$14,047	$10,979

Other(3)
Number of loans	2	5	3
Volume of loans	$2,188	$9,553	$3,400
Percent of total volume	—	—	—

Total loans
Number of loans	13,544	15,548	51,488
Volume of loans	$1,331,769	$2,017,206	$5,480,014

(1)	Includes $29.0 million, $73.4 million and $224.3 million, in second mortgages for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Consists of multifamily loans.
          The decrease in Doral Financial’s loan production is due to a number of factors including changes in underwriting standards, deteriorating economic conditions in Puerto Rico and competition from other financial institutions. During the second half of 2006, Doral Financial decided to make certain adjustments to its underwriting standards designed to achieve uniform, automated and rules-based underwriting standards, as well as to take into consideration the worsening macroeconomic conditions in Puerto Rico.
          A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the years ended December 31, 2007, 2006, and 2005, refinancing transactions represented approximately 54%, 55% and 53%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
Loan Origination Channels
     In Puerto Rico, Doral Financial relies primarily on Doral Bank PR’s extensive branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiaries. In Puerto Rico, Doral Financial maintains a specialized unit that works closely with housing project developers and originates mortgage loans to finance the acquisition of homes in new residential developments.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the years indicated:
Table J — Loan Origination Sources

	Year ended December 31,
	2007			2006			2005
	Puerto Rico	U.S.	Total	Puerto Rico	U.S.	Total	Total
Retail	50%	—	50%	60%	—	60%	71%
Wholesale(1)	6%	—	6%	4%	—	4%	8%
New Housing Developments	20%	2%	22%	21%	3%	24%	12%
Other(2)	20%	2%	22%	8%	4%	12%	9%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
Mortgage Loan Servicing
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. During 2007, the Company did not purchase servicing rights, as compared to approximately $16.4 million and $229.0 million of purchased servicing right for the years ended December 31, 2006 and 2005, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.
     The following table sets forth certain information regarding the total mortgage loan servicing portfolio:

Table K — Mortgage Loan Servicing

	Year ended December 31,
(Dollars in thousands, except for average size of loans serviced)	2007	2006	2005
Composition of Servicing Portfolio at Year End:
GNMA	$2,115,760	$2,154,476	$2,193,541
FHLMC/FNMA	3,756,019	4,041,920	4,209,561
Other conventional mortgage loans(1)(2)	7,897,070	9,090,724	9,324,502

Total servicing portfolio	$13,768,849	$15,287,120	$15,727,604

Servicing Portfolio Activity:
Beginning servicing portfolio	$15,287,120	$15,727,604	$14,264,367
Add:
Loans funded and purchased(3)	752,414	1,315,930	4,224,348
Bulk servicing acquired	—	16,376	229,022
Less:
Servicing release sales and transferred(4)	738,699	40,924	15,032
Run-off(5)	1,531,986	1,731,866	2,975,101

Ending servicing portfolio	$13,768,849	$15,287,120	$15,727,604

Selected Data Regarding Mortgage Loans Serviced:
Number of loans	154,378	168,717	173,956
Weighted-average interest rate	6.80%	6.59%	7.02%
Weighted-average remaining maturity (months)	248	252	257
Weighted-average gross servicing fee rate — loans serviced to others	0.3917%	0.3854%	0.4026%
Average-servicing portfolio(6)	$14,158,070	$15,598,967	$15,168,446
Principal prepayments	$1,306,739	$1,401,001	$2,348,000
Constant prepayment rate	8%	8%	13%
Average size of loans	$89,189	$90,608	$90,411
Servicing assets, net	$150,238	$176,367	$150,576

Delinquent Mortgage Loans and Pending Foreclosures at Year End:
60-89 days past due	1.83%	1.69%	1.24%
90 days or more past due	2.53%	1.75%	1.71%

Total delinquencies excluding foreclosures	4.36%	3.44%	2.95%

Foreclosures pending	2.71%	2.46%	1.64%

(1)	Includes $3.7 billion, $3.3 billion and $5.9 billion of loans owned by Doral Financial at December 31, 2007, 2006 and 2005, respectively, which represented 27%, 22% and 38%, respectively, of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $201.7, $242.2 million and $286.1 million at December 31, 2007, 2006 and 2005, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Excludes approximately $579.4 million, $701.3 million and $1.3 billion for the years ended December 31, 2007, 2006 and 2005, respectively, of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not considered part of the mortgage servicing portfolio.

(4)	Includes $682.1 million of principal balance of loans subserviced by the Company and transferred to a third party during the second quarter of 2007.

(5)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(6)	Includes the average balance of loans owned by Doral Financial of $3.4 billion, $4.2 billion and $4.5 billion at December 31, 2007, 2006 and 2005, respectively.
     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At December 31, 2007 less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland, compared to approximately 1% for the corresponding period in 2006 and 2005.

     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.3 billion, $1.4 billion, and $2.3 billion for the years ended December 31, 2007, 2006 and 2005, respectively. In the past, Doral Financial attempted to mitigate the sensitivity of its servicing income to increases in prepayment rates by maintaining a strong retail origination network.
     During the fourth quarter of 2007, the Company decided to enter into an economic hedge to reduce exposure to fluctuations in the market value of the MSRs. The Company executed this hedge by purchasing $150.0 million in 10 year U.S. Treasuries at par value and placing the notes in the trading account. Although the positions will not provide a perfect hedge, they will offset the general movements in market of the Company’s MSRs.
Loans Held for Sale
     Loans held for sale are carried on Doral Financial’s Consolidated Statements of Financial Condition at the lower of net cost or market value on an aggregate portfolio basis. Market values are determined by reference to market prices for comparable mortgage loans, adjusted by the portfolio credit risk. The amount by which costs exceed market value, if any, is accounted for as a loss during the period in which the change in valuation occurs. Given traditional consumer preferences in Puerto Rico, substantially all of Doral Financial’s residential loans held for sale are fixed-rate loans. Note 9 to the consolidated financial statements accompanying this Annual Report on Form 10-K contains additional information with respect to Doral Financial’s portfolio of loans held for sale.
     As of December 31, 2007, Doral Financial owned approximately $418.6 million in loans held for sale, of which approximately $331.7 million consisted of residential mortgage loans.
     During 2007, the Company performed a review of its loans held for sale portfolio. As a result of this review, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale and transferred a total amount of $1.4 billion of loans from the held for sale portfolio to its loan receivable portfolio, at lower-of-cost-or-market on an aggregated basis and no charge resulted .
     GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral Financial may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional (but not an obligation). When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back into the Company’s portfolio of loans held for sale, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2007, the portfolio of loans held for sale includes $126.0 million related to GNMA defaulted loans, compared to $100.3 million as of December 31, 2006.
Loans Receivable
     Doral Financial originates mortgage loans secured by income-producing residential and commercial properties, construction loans, land loans, certain residential mortgage loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Loans receivable are originated primarily through Doral Financial’s banking subsidiary. During 2007, the Company experienced a significant increase in loans receivable due principally to the reclassification of $1.4 billion of loans from the loans held for sale portfolio to the loans receivable portfolio. A significant portion of Doral Financial’s loans receivable consists of loans made to entities or individuals located in Puerto Rico.

     The maximum aggregate amount in unsecured loans that Doral Bank PR could make to a single borrower under Puerto Rico banking regulations as of December 31, 2007, was approximately $70.9 million. Puerto Rico banking regulations permit larger loans to a single borrower to the extent secured by qualifying collateral. The maximum aggregate amount in loans that Doral Bank NY could make to a single borrower under the OTS banking regulations as of December 31, 2007, was $2.0 million. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of related borrowers as of December 31, 2007 was $47.5 million.
     The following table sets forth certain information regarding Doral Financial’s loans receivable:
Table L — Loans Receivable, Net

	As of December 31,
(In thousands)	2007	2006	2005	2004	2003
Construction loans	$588,175	$817,352	$795,848	$629,913	$603,909
Residential mortgage loans	3,340,162	1,785,454	514,164	409,005	529,147
Commercial – secured by real estate	767,441	541,891	891,795	568,842	152,016
Consumer – secured by real estate	—	—	—	320	375
Consumer – other	91,157	86,961	81,464	70,579	66,516
Lease financing receivable	33,457	43,565	44,636	7,488	—
Commercial non-real estate	126,484	158,963	142,909	36,848	22,006
Loans on savings deposits	11,037	16,811	15,082	9,354	8,769
Land secured	119,232	42,769	50,358	51,853	65,818

Loans receivable, gross	5,077,145	3,493,766	2,536,256	1,784,202	1,448,556

Less:
Discount on loans	(17,615)	(22,016)	—	—	—
Unearned interest and deferred loan fees, net	(8,597)	(14,580)	(23,252)	(15,622)	(21,052)
Allowance for loan and lease losses	(124,733)	(67,233)	(35,044)	(20,881)	(14,919)

	(150,945)	(103,829)	(58,296)	(36,503)	(35,971)

Loans receivable, net	$4,926,200	$3,389,937	$2,477,960	$1,747,699	$1,412,585

     The following table sets forth certain information as of December 31, 2007, regarding the dollar amount of Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
Table M — Loans Receivable by Contractual Maturities

	As of December 31, 2007
	1 year	1 to 5	Over 5
(In thousands)	or Less	Years	Years	Total
Construction loans	$405,665	$154,849	$27,661	$588,175
Residential mortgage loans	18,859	152,241	3,169,062	3,340,162
Commercial – secured by real estate	140,263	311,318	315,860	767,441
Consumer – other	48,825	41,681	651	91,157
Lease financing receivable	390	32,516	551	33,457
Commercial non-real estate	52,099	73,359	1,026	126,484
Loans on savings deposits	5,828	5,175	34	11,037
Land secured	66,091	32,167	20,974	119,232

Loans receivable, gross	$738,020	$803,306	$3,535,819	$5,077,145

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
     The following table sets forth the dollar amount of total loans receivable at December 31, 2007, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates that have a contractual maturity of more than one year.
Table N — Loans Receivable by Fixed and Floating or Adjustable Rates

		Due After One Year
			Floating or
	1 Year		Adjustable-
(In thousands)	or Less	Fixed-Rate	Rate	Total
Construction loans	$405,665	$29,911	$152,599	$588,175
Residential mortgage loans	18,859	3,321,303	—	3,340,162
Commercial – secured by real estate	140,263	533,489	93,689	767,441
Consumer – other	48,825	42,326	6	91,157
Lease financing receivable	390	33,067	—	33,457
Commercial non-real estate	52,099	73,099	1,286	126,484
Loans on savings deposits	5,828	4,559	650	11,037
Land secured	66,091	51,236	1,905	119,232

Loans receivable, gross	$738,020	$4,088,990	$250,135	$5,077,145

     Doral Financial’s banking subsidiaries originate floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised almost entirely of fixed rate mortgage loans, a significant portion of Doral Financial’s construction, land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2007, 2006 and 2005, approximately 17%, 26% and 44%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The decrease in the percentage of adjustable rate loans over the years was the result of the transfers of $1.4 billion and $961.5 million of residential mortgage loans from the held for sale portfolio to the loans receivable portfolio during 2007 and 2006, respectively, resulting in the increase of the Company’s fixed-rate portfolio. Also, the decrease in adjustable rate loans in the portfolio relates to the decrease in the construction loans portfolio. The adjustable rate construction, commercial and land loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Note 10 to the consolidated financial statements accompanying this Annual Report on Form 10-K contains additional information with respect to Doral Financial’s portfolio of loans receivable.
Investment and Trading Activities
     As part of its mortgage securitization activities, Doral Financial is involved in the purchase and sale of mortgage-backed securities. In the past, Doral Financial was also engaged in purchases and sales of whole loans and securities primarily through its international banking entity subsidiary. During the third quarter of 2005, Doral Financial made the determination to terminate its program of purchasing loans in bulk without the associated servicing rights. At December 31, 2007, Doral Financial, principally through its banking subsidiaries, held securities for trading with a fair market value of $276.5 million, approximately $33.7 million of which consisted of Puerto Rico tax-exempt GNMA securities. These tax-exempt securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Securities held for trading are reflected on Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in current period earnings as part of net gain (loss) on securities held for trading. The fair values of Doral Financial’s tax-exempt GNMA securities are based on quotes obtained from local broker-dealers. See “Critical Accounting Policies — Valuation of Trading Securities and Derivatives” above for additional information on how Doral Financial determines the fair values of its trading securities.
     As part of its strategy to diversify its revenue sources and maximize net interest income, Doral Financial also invests in securities that are classified as available for sale, or prior to December 31, 2007 held to maturity. As of December 31, 2007, Doral Financial, principally through its banking subsidiaries, held $1.9 billion of investment securities that were classified as available for sale and reported at fair value based on quoted market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive income (loss), net of income tax (expense) benefit in Doral Financial’s consolidated financial statements. Of this amount, approximately 97% was held at Doral Financial’s banking subsidiaries. At December 31, 2007, Doral Financial had unrealized losses in AOCI of $33.1 million, compared to unrealized losses of $106.9 million at December 31, 2006 related to its available for sale portfolio. The Company evaluates for impairment its investment securities at least quarterly or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other than temporary. The Company evaluates for other than temporary impairment in accordance with FASB Staff Position FAS115-1/124-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which requires that the Company consider various factors in determining whether it should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been below cost basis, the expectations for the security’s performance, the creditworthiness of the issuer, and the Company’s intention and ability to hold the security until maturity. The unrealized losses in the Company’s investment securities are related to increases in interest rates and to adverse market conditions. Most of the Company’s securities are either U.S government agency or mortgage-backed securities that are highly rated. Moreover, the Company understands that it has adequate liquidity at its banking subsidiaries, where most of the securities are held, to continue to hold these securities. Based on these factors, management has concluded that the existing impairments as of December 31, 2007 were temporary and no impairment charge was reported in the Consolidated Statements of Income.
     During the third quarter of 2007, as a result of a reassessment, based on existing market conditions, the Company sold $1.9 billion in available for sale securities at a loss of $96.8 million. As part of this transaction, the related borrowings used to finance these securities were cancelled and losses of $16.4 million on economic hedging transactions and of $14.8 million on extinguishment of liabilities were recognized.
     During the fourth quarter of 2007, the Company transferred its held to maturity portfolio, amounting to approximately $1.8 billion, to the available for sale portfolio and subsequently sold $437.5 million in long dated U.S. Treasury securities for a gain. The sale was executed to reduce the Company’s interest rate risk exposure. Management weighed certain factors in making the decision to transfer the securities from held to maturity to available for sale, and determined its revised interest rate risk parameters required greater flexibility in asset/liability management. Since the transfer did not qualify under the exemption provisions for the sale or transfer of held to maturity securities under SFAS 115, the reclassification decision by the Company is deemed to have “tainted” the held to maturity category and it will not be permitted to classify prospectively any investment securities scoped under SFAS 115 as held to maturity for a period of two years. The Company recognized at the time of the transfer the unrealized loss on available for sale securities, net of taxes. Under current conditions, based on credit characteristics of investment portfolio, management’s assessment is that the Company has the intent and ability to retain its portfolio of investment securities until market recovery.
     During the fourth quarter of 2007, the Company entered into various interest rate cap transactions to hedge part of the interest rate risk associated with some assets purchases. These transactions are intended to be economic hedges, but will be accounted for as trading account instruments.

     The following table summarizes Doral Financial’s securities holdings as of December 31, 2007.
Table O — Investment Securities

			Total
	Held for	Available	Investment
(In thousands)	Trading	For Sale	Securities
Mortgage-backed securities	$70,363	$777,154	$847,517
Variable interest-only strips	51,074	—	51,074
Fixed interest-only strips	854	—	854
U.S. Treasury	152,695	225,593	378,288
U.S. government sponsored agency obligation	—	894,518	894,518
Puerto Rico government obligations	—	24,650	24,650
Other	1,476	25	1,501

Total	$276,462	$1,921,940	$2,198,402

     For additional information regarding the composition of Doral Financial’s investment securities, please refer to Notes 5, 6 and 7 to the consolidated financial statements accompanying this Annual Report on Form 10-K.
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
Impact of Recapitalization of the Holding Company and Restructuring of Mortgage Operations on Liquidity
     On July 19, 2007, Doral Financial completed the private sale of 48,412,698 newly issued shares of common stock to Doral Holdings for an aggregate purchase price of $610.0 million (the “Recapitalization”). In connection with the Recapitalization, on July 19, 2007, Doral Financial also transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary, and on July 26, 2007, sold the branch network of Doral Bank NY. In connection with these transactions, Doral Bank PR obtained regulatory approval to pay a $155.0 million cash dividend to the holding company and Doral Bank NY received regulatory approval to effect a capital distribution to the holding company in the amount of $50.0 million, of which $45.0 million was paid on July 30, 2007.
     The transactions described above resulted in the significant recapitalization of the holding company and provided the holding company with sufficient funds to repay in full its $625.0 million floating rate senior notes that matured on July 20, 2007, and to fund in August 2007 the settlement of the restatement-related consolidated class action and derivative shareholder litigation and to pay related transaction expenses.
     The transfer of the mortgage operation to Doral Bank PR has resulted in a more traditional operating structure in which most of the Company’s operational liquidity needs will be at the bank subsidiary level. Following the recapitalization and the related transactions described above, the holding company’s principal uses of funds will be the payment of its obligations, primarily the payment of principal and interest on its debt obligations, and the payment of dividends on its preferred stock. The holding company no longer directly funds any mortgage originating activities. The principal sources of funds for the holding company are the interest income on the portfolio of mortgage loans and securities retained by the holding company and dividends from its subsidiaries, including Doral Bank PR and Doral Insurance Agency. The existing consent order with the Federal Reserve prohibits Doral Financial from receiving any dividends from Doral Bank PR without the prior written approval of the FDIC. Various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.
      Since April 2006, Doral Financial has not paid dividends on the Company’s common stock.
Liquidity of the Banking Subsidiaries
     Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the development of adverse conditions in the U.S. mortgage and credit markets.
Uses of Cash
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. For the year ended December 31, 2007, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $34.7 million, compared to $47.9 million for 2006. The decrease during 2007 was mainly related to the previously reported restructuring of various loan transfer transactions with local financial institutions during the second quarter of 2006 and new terms with respect to remittance schedules. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2007 and 2006, the outstanding principal balance of such delinquent loans was $201.7 million and $242.2 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $17.3 million and $20.2 million, respectively.
     When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, investors are generally entitled to cause Doral Financial to repurchase such loans.
      In addition to its servicing and warranty obligations, in the past Doral Financial’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. See “-Off-Balance Sheet Activities” below for additional information on these arrangements.
     In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of December 31, 2007, Doral Financial’s maximum recourse exposure with FNMA amounted to $953.3 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business.

Sources of Cash
     The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of December 31, 2007 and 2006:
Table P — Sources of Borrowings

	As of December 31,
	2007		2006
	Outstanding	Average	Outstanding	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits	$4,268,024	4.11%	$4,250,760	3.90%
Repurchase agreements	1,444,363	4.97%	3,899,365	4.25%
Advances from the FHLB	1,234,000	4.94%	1,034,500	4.78%
Loans payable	402,701	6.88%	444,443	6.92%
Notes payable	282,458	7.31%	923,913	6.57%
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, through advances from the FHLB and from other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit. As of December 31, 2007, Doral Financial’s banking subsidiaries held approximately $4.0 billion in interest-bearing deposits at a weighted-average interest rate of 4.43%. For additional information regarding deposit accounts and advances from the FHLB, see Notes 16 and 18 to the consolidated financial statements accompanying this Annual Report on Form 10-K.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the years indicated.
Table Q — Average Deposit Balance

	Year ended December 31,
(Dollars in thousands)	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Certificates of deposit	$2,782,709	4.94%	$2,945,898	4.27%	$2,248,465	3.56%
Regular passbook savings	380,710	3.56%	449,732	3.28%	476,600	2.34%
NOW accounts	457,128	3.06%	527,163	2.80%	673,755	2.22%
Money Market accounts	151,564	4.13%	—	—	—	—

Total interest-bearing	3,772,111	4.54%	3,922,793	3.96%	3,398,820	3.12%
Non-interest bearing	309,482	—	340,794	—	443,005	—

Total deposits	$4,081,593	4.20%	$4,263,587	3.65%	$3,841,825	2.76%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2007.

Table R – Certificates of Deposit Maturities

(In thousands)	Amount
Certificates of deposit maturing:
Three months or less	$825,407
Over three through six months	586,884
Over six through twelve months	695,886
Over twelve months	583,303

Total	$2,691,480

     As of December 31, 2007 and 2006, Doral Financial’s retail banking subsidiaries had approximately $2.5 billion and $2.0 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
     Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At December 31, 2007, Doral Financial’s banking subsidiaries had $1.2 billion in outstanding advances from the FHLB-NY at a weighted-average interest rate cost of 4.94%. See Note 18 to the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding such advances.
     Under Doral Financial’s repurchase lines of credit and derivative contracts, Doral Financial is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, Doral Financial will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
     Doral Financial also derives liquidity from the sale of mortgage loans in the secondary mortgage market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.
Regulatory Capital Ratios
     As of December 31, 2007, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it has submitted a capital plan in which it has agreed to maintain higher leverage capital ratio. Also, as a result of the change in control, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of December 31, 2007, based on existing Federal Reserve, FDIC and OTS guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.

Table S — Regulatory Capital Ratios

		Banking Subsidiaries
				Well-
	Doral	Doral	Doral	Capitalized
	Financial(2)	Bank-PR	Bank NY	Minimum
Total capital ratio (Total capital to risk-weighted assets)	17.8%	12.2%	13.8%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.5%	10.9%	13.0%	6.0%
Leverage ratio(1)	10.8%	5.7%	10.6%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial is not subject to regulatory capital requirements as of December 31, 2007. Ratios were prepared as if the company were subject to the requirement for comparability purposes.
     As of December 31, 2007, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
     Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
     On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, pursuant to which the Company submitted a capital plan in which it established a target minimum leverage ratio of 5.5% for Doral Financial and 6.0% for Doral Bank PR. As a result of the increase in the allowance for loan and lease losses recorded by Doral Bank PR during the fourth quarter of 2007, its leverage ratio dropped to 5.7%. For a detailed description of this order, please refer to Part I, Item 3. Legal Proceedings, in this Annual Report on Form 10-K. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As of December 31, 2007, the Doral Financial’s banking subsidiaries were in compliance with all capital requirements. See “Recent Significant Events - Recapitalization Process” in Part I, Item 1. Business, in this report.
      On February 15, 2008, the Board of Directors of Doral Financial approved a capital infusion of $80.0 million to Doral Bank PR to raise its leverage ratio above 60%.
     Doral Financial’s regulatory capital ratios as of December 31, 2007 increased as a result of the issuance of common stock in connection with the recapitalization.
Assets and Liabilities
     At December 31, 2007, Doral Financial’s total assets were $9.3 billion compared to $11.9 billion at December 31, 2006. The reduction in assets during 2007 was principally related to the sale of approximately $2.4 billion in available for sale investment securities during the second half of 2007. Total liabilities were $8.0 billion at December 31, 2007, compared to $11.0 billion at December 31, 2006. The decrease in liabilities was largely the result of the unwinding of repurchase agreements related to the sale of securities during the third quarter of 2007 and the decrease on notes payable related to the payment in full of the Company’s $625.0 million floating rate senior notes on July 20, 2007.
Off-Balance Sheet Activities
     Prior to 2006, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. The Company also sold loans under various recourse agreements to FNMA and FHLMC. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of

$11.8 million, as of December 31, 2007, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults.
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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At December 31, 2007, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $210.5 million and $4.9 million, respectively, and commitments to sell mortgage-backed securities and loans at fair value amounted to approximately $221.0 million.
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
Contractual Obligations and Other Commercial Commitments
     The following tables summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2007.

Table T — Contractual Obligations

(In thousands)	Payments Due by Period
		Less than			After 5
Contractual Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	Years
Deposits	$4,268,024	$3,649,764	$562,500	$51,733	$4,027
Repurchase agreements(2) (3)	1,444,363	894,363	550,000	—	—
Advances from the FHLB(2) (3)	1,234,000	619,000	356,000	259,000	—
Loans payable(4)	402,701	46,316	79,530	64,686	212,169
Notes payable	282,458	5,207	8,587	36,112	232,552
Other liabilities	210,694	209,694	1,000	—	—
Non-cancelable operating leases	46,324	5,937	10,814	7,162	22,411

Total Contractual Cash Obligations	$7,888,564	$5,430,281	$1,568,431	$418,693	$471,159

(1)	A tax liability of $17.0 million, including accrued interest of $1.4 million, associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

(2)	Amounts included in the table above do not include interest.

(3)	Includes $782.5 million of repurchase agreements with an average rate of 5.50% and $304.0 million in advances from the FHLB-NY with an average rate of 5.40%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less-than-one-year category in the above table but have actual contractual maturities ranging from July 2009 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(4)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 6.88% to estimate the repayments.
Table U — Other Commercial Commitments(1)

(In thousands)	Amount of Commitment Expiration Per Period
	Total Amount	Less than			After 5
Other Commercial Commitments	Committed	1 year	1-3 years	3-5 years	Years
Commitments to extend credit	$210,473	$137,096	$72,369	$8	$1,000
Commitments to sell mortgage-backed securities and loans	221,024	221,024	—	—	—
Commercial and financial standby letters of credit	4,881	273	4,608	—	—
Maximum contractual recourse exposure	1,120,612	—	—	—	1,120,612

Total	$1,556,990	$358,393	$76,977	$8	$1,121,612

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.
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

•	Market Value of Equity. While simulations can adequately assess short-term interest rate risk, Doral Financial does not rely entirely on this tool to capture and identify the risks associated with longer-term re-pricing imbalances. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the market value of equity to changes in interest rates. Duration measures the linear change in market value of equity caused by changes in interest rates, while, convexity measures the non-linear change in market value of equity caused by changes in interest rates. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the market value of equity to changes in interest rates.

•	Leverage. The Company measures and monitors the Company’s leverage by targeting and setting limits to the following two ratios: (1) Tangible Equity to Tangible Assets, and (2) Risk-Based Capital Ratio.

•	Yield Curve Twist. Under a “normal yield curve,” longer term interest rates are higher than shorter term rates. A change of interest rates by the same amount along all maturities of the curve is called a “parallel shift” in the yield curve, since the shape of the curve stays the same, even though rates might be higher or lower across the curve. A change in the yield curve where interest rates change differently for different terms of the curve is called a “twist.” Yield curve twist, also called rotation risk or yield curve risk, is the risk associated with non-parallel rate shifts in the yield curve. These changes in the shape of the yield curve are more commonly known as flattening or steepening.
Interest Rate Risk Management Strategy
     Doral Financial’s current interest rate management strategy is implemented by the ALCO and is designed to reduce the volatility of the Company’s net interest income and to protect the market value of equity. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis is being placed on balance sheet management. At December 31, 2007, under the Company’s risk management strategy, the Company’s outstanding open derivative positions had decreased from to $5.1 billion at December 31, 2006 to $494.0 million at December 31, 2007.
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
     Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has exposure to rising rates. The Company measures the market value of all rate sensitive assets and liabilities; the difference is what is termed market value of equity. The Company measures how this market value of equity fluctuates with different rate scenarios. Currently, the Company’s market value of equity drops when rates rise which is consistent with liability sensitive institutions. Management uses duration matching strategies to manage the fluctuations of market value of equity within the long-term targets established by the Board of Directors of the Company.
     Duration Risk. In order to bring duration measures within the long-term target of the Company, management may use a combination of internal liabilities management techniques and derivative instruments. Doral Financial primarily uses the following derivatives for such purposes:
•	Interest rate swaps

•	Swaptions

•	Eurodollar futures

•	Treasury futures
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
     Convexity Risk. Convexity is a measure of how much duration changes as interest rates change. For Doral Financial, convexity risk primarily results from mortgage prepayment risk. In order to bring convexity measures within the long-term targets of the Company, management primarily uses a combination of internal balance sheet management and the following derivatives:
•	Swaptions

•	Call and put options on eurodollar futures

•	Put and call options on agency mortgage-backed securities

•	Put and call options on Treasury futures
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
     The interest rate risk exposure can be segregated into linear and non-linear risk components based on the varying changes to the market value of equity due to changes in interest rates. The linear risk is managed through interest rate swaps and term funding. The non-linear risk arises primarily from embedded optionality in our products and transactions which allows clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of mortgage-backed securities.
     The tables below show the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of December 31, 2007 and 2006.

	Market Value	Net Interest
As of December 31, 2007	of Equity Risk	Income Risk(1)
+ 100 BPS	(10.7)%	(0.8)%
– 100 BPS	1.2%	(1.9)%

	Market Value	Net Interest
As of December 31, 2006	of Equity Risk	Income Risk(1)
+ 100 BPS	(24.0)%	5.3%
– 100 BPS	7.8%	(7.5)%

(1)	Based on a 12-month forward change in net interest income.
     The reduced earnings volatility in both the sensitivity measures from December 31, 2006 to December 31, 2007, is due primarily to the active management of the balance sheet. During the third quarter of 2007, the Company sold $1.9 billion in available for sale investment securities and unwound the associated wholesale funding. During the fourth quarter of 2007, the Company sold $437.5 million in long dated U.S. Treasury securities and reinvested the proceeds in shorter term instruments. The combination of these actions with the reduction in leverage due to the repayment of the $625.0 million senior notes on July 20, 2007 from the proceeds of the recapitalization transaction has helped reduce interest rate risk The recapitalization also had the effect of reducing a substantial amount of floating rate debt which played a major part in the sensitivity of the net interest income to movements in interest rates.
     The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of December 31, 2007 and December 31, 2006.

(In thousands)	As of December 31, 2007		As of December 31, 2006
	Change in Fair	Change in	Change in Fair	Change in
	Value of	Fair Value of	Value of	Fair Value of
	Available for	Held to	Available for	Held to
Change in yield	Sale Securities	Maturity	Sale Securities	Maturity
curve (basis points)	and FHLB Stock	Securities	and FHLB Stock	Securities
+200	$(223,737)	$	$(200,632)	$(329,435)
+100	(102,851)	—	(97,882)	(152,734)
+50	(49,022)	—	(47,546)	(73,206)
Base	—	—	—	—
–50	39,355	—	43,007	64,452
–100	70,755	—	78,189	121,483
–200	129,464	—	131,641	219,065
     Doral Financial’s balance sheet includes a $1.7 billion portfolio of long-term investment securities with fixed interest rates, mostly mortgage-backed and U.S. Treasury securities. These securities were purchased as part of prior management’s strategy to maximize tax-exempt income. The investment portfolio was mostly financed with short-term or callable liabilities. In a steep yield curve environment, the strategy increased net interest income but exposed the Company to higher interest rate risk from increasing rates and changes in the shape of the yield curve.

     Because of the current composition of Doral Financial’s assets and liabilities, the Company believes that its net interest margin over a 2-year horizon would compress in certain rising or declining interest rate environments, assuming parallel and instantaneous increases or decreases of interest rates. Under certain rising interest rate scenarios, the duration of the Company’s fixed-rate mortgage loans and securities would extend and the Company would be locked into lower-yielding assets for longer periods. At the same time, due to the callable features of the Company’s liabilities, the duration of the Company’s callable liabilities would shorten and the Company would have to refinance its liabilities at higher rates. Under certain declining interest rate scenarios, the duration of the Company’s fixed-rate mortgage loans and securities would shorten as mortgage refinancings increased (this tendency is referred to as negative convexity) and the Company would have to reinvest principal prepayments at lower rates. Conversely, the duration of the Company’s callable liabilities would extend, as lenders would not exercise such options, and the Company would be locked into higher borrowing rates. The Company, with the help of financial advisers, is examining alternatives to restructure its balance sheet in order to enhance the Company’s future earnings potential and to reduce the high level of interest risk and volatility inherent in its balance sheet. The Company sold $2.4 billion in available for sale investment securities during the second half of 2007 as part of its efforts to reduce its interest rate risk.
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
     The Company is subject to various interest rate caps agreements to manage its interest rate exposure. Interest rate caps agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at December 31, 2007.
Table V — Interest Rate Caps
(Dollars in thousands)

NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR at 5.00%	$205	$75

$15,000	September, 2011	1-month LIBOR at 5.50%	$134	$73

$15,000	September, 2012	1-month LIBOR at 6.00%	$143	$93

$35,000	October, 2010	1-month LIBOR at 5.00%	$199	$99

$15,000	October, 2011	1-month LIBOR at 5.00%	$172	$110

$15,000	October, 2012	1-month LIBOR at 5.50%	$182	$130

$50,000	November, 2012	1-month LIBOR at 6.50%	$228	$179

$50,000	November, 2012	1-month LIBOR at 5.50%	$545	$439

$50,000	November, 2012	1-month LIBOR at 6.00%	$350	$283

     The Company is subject to various interest rate swaps agreements to manage its interest rate exposure. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. In the future, the Company will seek hedge accounting treatment for these transactions in order to minimize mark-to-market volatility. The following table summarizes the Company’s interest rate swaps outstanding at December 31, 2007.

Table W — Interest Rate Swaps
(Dollars in thousands)

NOTIONAL	MATURITY		FLOATING RATE	FAIR
AMOUNT	DATE	FIXED RATE	CALCULATION	VALUE

CASH FLOW HEDGE
$15,000	September, 2008	4.70%	1-month LIBOR minus 0.03%	$(63)

$10,000	September, 2009	4.57%	1-month LIBOR plus 0.02%	$(138)

$8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	$(171)

$3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	$(79)

$15,000	October, 2008	4.44%	1-month LIBOR plus 0.06%	$(39)

$10,000	October, 2009	4.30%	1-month LIBOR plus 0.04%	$(97)

$8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	$(123)

$6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	$(114)

$5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	$(113)

OTHER DERIVATIVES
$20,000	November, 2008	4.43%	1-month LIBOR plus 0.03%	$(67)

$20,000	November, 2009	4.35%	1-month LIBOR plus 0.02%	$(227)

$15,000	November, 2010	4.42%	1-month LIBOR	$(258)

$15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	$(318)

$45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	$(1,081)

     Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for them on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of freestanding derivatives totaled $414.0 million and $5.1 billion, respectively, as of December 31, 2007 and 2006. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives.
     Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged using the strict hedge accounting guidelines. The notional amounts for swaps treated under hedge accounting totaled $80.0 million as of December 31, 2007. There were no derivatives treated under hedge accounting as of December 31, 2006. Typically the Company uses interest rate swaps to convert floating rate FHLB advances to fixed rate by entering into pay fixed receive floating swaps. In these cases the Company matches all of the terms in the FHLB advance to the floating leg in the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.

     The following table summarizes the total derivatives positions at December 31, 2007 and their different designations.

(In thousands)	Notional Amount	Fair Value
Cash flow Hedges
Interest rate swaps	$80,000	$(937)
Other derivatives
Interest rate swaps	115,000	(1,951)
Interest rate caps	270,000	1,481
Forward contracts	29,000	(6)

	414,000	(476)

	$494,000	$(1,413)

     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
Table X — Fair Value Reconciliation

Year ended
(In thousands)	December 31, 2007
Fair value of contracts outstanding at the beginning of the year	$26,282
Contracts realized or otherwise settled during the year	(12,703)
Fair value of new contracts entered into during the year	14,861
Changes in fair values during the year	(28,916)

Fair value of contracts outstanding at the end of the year	$(476)

TABLE Y — Source of Fair Value

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess of
As of December 31, 2007	1 Year	1-3 Years	3-5 Years	5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(6)	$—	$—	$—	$(6)
Prices provided by other external sources	(67)	(311)	(92)	—	(470)

	$(73)	$(311)	$(92)	$—	$(476)

     The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.
     The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.
     The credit risk associated with futures contracts is also limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.

Table Z— Derivative Counterparty Credit Exposure

(Dollars in thousands)	December 31, 2007
						Weighted Average
	Number of		Total Exposure	Negative		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value	Fair Values	Total Fair Value	(in years)
AA	1	$250,000	$241	$(2,889)	$(2,648)	2.95
AA-	1	215,000	1,241	—	1,241	4.45
A+	2	29,000	6	(12)	(6)	0.04

Total derivatives	4	$494,000	$1,488	$(2,901)	$1,413	3.43

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(Dollars in thousands)	December 31, 2006
						Weighted Average
	Number of		Total Exposure	Negative		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Fair Values	Total Fair Value	(in years)
AA-	2	$1,428,649	$15,763	$(2,080)	$13,683	1.15
A+	3	1,202,764	3,938	(2,262)	1,676	0.30

Subtotal	5	2,631,413	$19,701	$(4,342)	$15,359	0.76

Other derivatives(4)		2,500,000

Total Derivatives		$5,131,413

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	For the year ended December 31, 2006, the Company recognized a realized gain of $2.5 million and an unrealized loss of $1.0 million from a derivative resulting from certain gain-sharing agreements created in connection with certain mortgage loan sales. The Company has the right to share, on a limited basis, the gains realized by the buyers of such loans within specified time periods from subsequent sales or securitizations.
Credit Risk
     Doral Financial is subject to credit risk with respect to its portfolio of loans receivable. Loans receivable are loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loans. Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to liquidate in foreclosure.
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

     Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, Doral Financial is subject to credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. For example, if Puerto Rico’s real estate market were to experience an overall decline in property values, the Company’s rates of loss on foreclosure would increase.
     A number of key economic indicators suggest that the Puerto Rico economy suffered a slowdown in 2006 and a further slowdown in 2007, as a result of, among other things, high levels of oil prices, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. Doral Financial expects that the economy will not recover during 2008, but rather continue to deteriorate. The macroeconomics in Puerto Rico has and is expected to continue to affect the Company’s credit quality and delinquency trends.
     Doral Financial has historically provided land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy.
     During the year ended December 31, 2007, Doral Financial entered into $414.3 million of commitments to disburse construction loans, compared to $481.9 million for 2006. The following table presents further information on the Company’s construction portfolio.

(In thousands)	As of December 31
	2007	2006
Construction loans(1)	$588,174	$817,352
Total undisbursed funds under existing commitments	$139,172	$250,422

Construction loans, past due more than 90 days	$165,797	$75,868
Construction loans, classified as substandard, but not more than 90 days in arrears	114,426	65,270

Total non-performing construction loans	$280,223	$141,138
Net charge offs — Construction loans	$6,060	$826
Allowance for loan losses — Construction loans	$56,776	$37,829
Non-performing construction loans to total construction loans	47.64%	17.27%
Allowance for loan losses — construction loans to total construction loans	9.65%	4.63%
Net charge-offs to total construction loans	1.03%	0.10%

(1)	Includes $422.4 million and $680.6 million of construction loans for residential housing projects as of December 31, 2007 and 2006, respectively. Also includes $165.8 million and $136.8 million of construction loans for commercial, condominiums and multi-family projects as of December 31, 2007 and 2006, respectively.
     The construction loan portfolio decreased by 28% during 2007 as a result of the incorporation of stricter standards during the second half of the year and the regular portfolio run-off. The construction loan portfolio is directly affected by the deterioration in the overall Puerto Rico economy because the underlying loans’ repayment capacity is dependent on the ability to attract home-purchasers and maintain housing prices. The construction industry in Puerto Rico has been greatly affected by the negative macro-economic trends. Specifically, it has been adversely affected by a slowdown in the demand for new housing. During 2007, the Company’s portfolio experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. Non-performing construction loans increased by $139.1 million for 2007 compared to 2006 period. At December 31, 2007 and 2006, 48% and 17% of the loans within the construction portfolio were considered non-performing loans, respectively. Although the Company is taking several steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
     As a result of the negative outlook on the Puerto Rico economy and especially how it affects the construction industry, the Company has ceased financing new construction of single family residential and commercial real estate projects, including for land development, in Puerto Rico. As a result, management expects that the amount of loans and exposure to the construction industry will continue to decrease throughout 2008 and subsequent years.
     The residential mortgage portfolio increased by $1.6 billion in 2007. This increase is principally related to the transfer of $1.4 billion of loans from the mortgage loans held for sale portfolio to the loans receivable portfolio during 2007.
     The residential mortgage portfolio is affected by the deterioration in the Puerto Rico economy but to a lesser extent than the construction portfolio. Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit facilities that are common in other parts of the United States. Substantially all residential mortgage loans are fixed rate, regular amortizing loans.
     The credit risk of the residential mortgage portfolio is affected by a deteriorating economy to the extent that the borrowers’ spending capacity is decreased and, as a result, may not be able to make their payments as due. A deteriorating economy could also lead to a decline in real estate values and therefore the reduction of the borrowers’ capacity to refinance and the exposure to loss upon default.
Loss Mitigation Strategies
     As a result of the increase in non-performing loans during 2007, the Company developed several initiatives to mitigate credit losses. Mitigation strategies were rooted on the transfer of the collection function to the Risk Management organization reporting directly to the Chief Risk Officer.
     During 2007, the Company established a formal Loan Workout function within the Collections group. The function’s main responsibilities are avoiding defaults and minimizing losses upon default of commercial and construction loans. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
     As part of its credit losses mitigation strategy, the Company has made a significant effort to speed the residential mortgage foreclosure process. Doral Financial’s strategy for minimizing losses upon the sale of foreclosed properties is based on minimizing the time it takes to foreclose a property and, therefore, the depreciation in value of vacant property (for example, due to vandalism) and the cost of improvements prior to the sale. Actions taken to accelerate the foreclosure process included the hiring of attorneys and legal staff to bring the process in-house.
Non-performing Assets and Allowance for Loan and Lease Losses
     Non-performing assets consist of loans on a non-accrual basis and other real estate owned. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days, or if the loan is classified substandard. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when the principal and interest income become current and collectibility is reasonably assured. For the year ended December 31, 2007, 2006 and 2005, Doral Financial would have recognized $22.8 million, $7.2 million and $9.8 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
     The increase in non-performing loans during 2007 was driven by the deterioration of economic conditions in Puerto Rico. Non-performing residential mortgage loans increased by $88.8 million or 51%. The delinquency in the residential mortgage portfolio is affected by Doral Financial’s recourse obligations. The portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk.
     The increase in the delinquency of construction loans portfolio was mainly driven by delays in the underlying projects. These were partially due to delays in construction and the process of obtaining governmental permits; but primarily by weaker sales of the housing units. During 2007, the Company noticed a marked reduction in the demand for new housing. The increase in construction non-performing loans included the downgrade of 2 key relationships with an aggregate $58.7 million in unpaid balance during December 2007. The facilities, in both cases, were granted for projects that experienced worse than expected demand, and were therefore, reduced in size.
     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated.

Table AA — Non-performing Assets

	As of December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Non-accrual loans:
Residential mortgage loans — held for sale(1)	$4,603	$62,466	$171,298	$14,537	$28,206
Residential mortgage loans — held for sale past due 90 days and still accruing(1)(2)	—	—	—	85,075	97,816
Residential mortgage loans — held for investment(3)	256,949	110,332	3,904	3,644	4,691

Total non-performing residential mortgage loans	261,552	172,798	175,202	103,256	130,713

Other lending activities:
Construction and commercial loans, classified as substandard, but not more than 90 days in arrears	138,877	68,770	—	—	—
Construction loans	165,797	75,868	9,042	16,639	4,404
Commercial real estate loans	86,590	47,162	8,594	4,786	2,582
Commercial real estate loans — held for sale	—	3,384	2,923	3,749	2,584
Consumer loans	4,303	2,813	1,932	1,457	1,681
Commercial non-real estate loans	3,040	5,571	1,056	512	586
Lease financing receivable	1,032	1,075	158	—	—
Land loans	731	—	—	—	—

Total non-performing other lending activities	400,370	204,643	23,705	27,143	11,837

Construction loans past due 90 days and still accruing	—	—	170	128	—

Repossessed Units	419	577	—	—	—
OREO	38,154	33,197	17,662	20,072	19,253

Total NPAs of Doral Financial (consolidated)	$700,495	$411,215	$216,739	$150,599	$161,803

Total NPAs as a percentage of the loans portfolio, net and OREO	13.42%	8.13%	2.77%	2.26%	3.13%
Total NPAs of Doral Financial as a percentage of consolidated total assets	7.53%	3.47%	1.25%	0.84%	1.38%
Total non-performing loans to total loans (excluding GNMA defaulted loans)	12.39%	7.36%	2.57%	1.97%	2.75%
Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing residential mortgage loan and other non-performing loans held for sale) at end of period(4)(5)	25.89%	30.73%	162.18%	84.63%	146.80%

(1)	Does not include approximately $126.0 million, $100.3 million, $74.0 million and $71.2 million of GNMA defaulted loans (for which the Company has the option to buy-back, but not an obligation, from the pools serviced), included as part of the loans held for sale portfolio as of December 31, 2007, 2006, 2005 and 2004, respectively. Also excludes $10.2 million, of 90-days-past-due FHA/VA loans as of December 31, 2004, which were not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings. Under the new estimates, which were modified during the first quarter of 2005, all FHA/VA loans 90 days past due are placed in non-accrual and therefore considered non-performing assets.

(2)	During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio indicated concern as to the collectibility of the loan. From the second quarter of 2002 until 2004, loans held for sale by the Company’s mortgage banking units were placed on a non-accrual basis after they were delinquent for more than 180 days to the extent that the loan-to-value ratio indicated that there was a concern as to ultimate collectibility of the loan.

(3)	During 2007 and 2006, the Company reclassified $1.4 billion and $961.5 million, respectively, from its loans held for sale portfolio to its loans receivable portfolio.

(4)	Refer to non-performing asset and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

(5)	The proportion of the allowance for loan losses allocated to the residential mortgage loans portfolio historically has been lower than in other lending portfolios. A substantial part of the amounts due on delinquent residential mortgage loans has been historically recovered through sale of the property after foreclosure or negotiated settlements with borrowers. For purposes of comparability with the industry, the ratio of allowance for loan and lease losses to total non-performing loans excludes the allowance allocated to residential mortgage loans from the numerator and the total residential mortgage loans portfolio and other non-performing loans held for sale from the denominator.
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
Table BB — Allowance for Loan and Lease Losses

	As of December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan and lease losses:
Balance at beginning of year	$67,233	$35,044	$20,881	$14,919	$7,364
Provision (recovery) for loan and lease losses:
Construction loans	25,240	17,907	13,212	5,364	5,530
Residential mortgage loans	17,127	4,298	368	332	511
Commercial real estate loans	11,065	8,703	2,557	1,834	955
Consumer loans — secured by mortgage	—	—	—	(4)	4
Consumer loans	10,510	5,810	4,729	2,060	3,141
Lease financing	464	1,022	788	150	—
Commercial non-real estate loans	2,642	1,839	775	933	634
Land secured loans	11,166	250	(60)	(285)	804

Total provision for loan and lease losses	78,214	39,829	22,369	10,384	11,579

Charge-offs:
Construction loans	(6,060)	(1,050)	(4,938)	(831)	—
Residential mortgage loans	(1,444)	—	(223)	(20)	(13)
Commercial real estate loans	(2,379)	(965)	(29)	—	(699)
Consumer loans	(7,931)	(4,612)	(2,744)	(2,521)	(2,956)
Commercial non-real estate loans	(2,542)	(1,665)	(827)	(723)	(417)
Lease financing receivable	(1,160)
Land secured loans	—	(170)	—	—	—

Total charge-offs	(21,516)	(8,462)	(8,761)	(4,095)	(4,085)

Recoveries:
Construction loans	—	224	—	100	—
Commercial real estate loans	7	14	173	—	2
Consumer loans	454	260	255	202	234
Commercial non-real estate loans	102	324	219	45	8
Leasing financing receivable	239	—	—	—	—

Total recoveries	802	822	647	347	244
Net charge-offs	(20,714)	(7,640)	(8,114)	(3,748)	(3,841)
Other	—	—	(92)	(674)	(183)

Balance at end of year	$124,733	$67,233	$35,044	$20,881	$14,919

Allowance for loan and lease losses as a percentage of loans receivable outstanding, at the end of year (1)(2)	2.47%	1.94%	1.39%	1.18%	1.05%
Provision for loan losses to net charge- offs on an annualized basis	377.60%	521.31%	275.68%	298.56%	301.46%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.50%	0.23%	0.39%	0.23%	0.31%

(1)	For purpose of this ratio, the denominator includes loans secured by real estate of $448.0 million and $200.1 million as of December 31, 2005 and 2004, respectively, resulting from mortgage transfers from local institutions that were recharacterized as commercial loans for accounting and financial reporting purposes and for which no allowance for loan losses was provided.
(2)	During 2007 and 2006, the Company transferred $1.4 billion and $961.5 million from loans held for sale to the loans receivable portfolio. The loans transferred were recognized in the Company’s loans receivable portfolio discounted at its market value.
The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

Table CC — Allocation of Allowance for Loan and Lease Losses

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$56,766	12%	$37,586	24%	$20,748	31%	$12,510	35%	$7,877	42%
Residential mortgage loans	21,064	66%	5,381	52%	1,063	20%	974	23%	1,336	36%
Commercial — secured by real estate	23,399	15%	14,706	16%	6,798	35%	4,097	32%	2,263	10%
Consumer — secured by mortgage	—	0%	—	0%	—	0%	—	0%	4	0%
Consumer — other	7,161	1%	4,128	1%	4,272	3%	2,032	4%	2,291	5%
Lease financing receivable	1,503	1%	1,960	1%	938	2%	150	0%	—	0%
Commercial non-real estate	3,068	3%	2,866	5%	766	6%	599	2%	344	2%
Loans on savings deposits	—	0%	—	0%	—	1%	—	1%	—	0%
Land secured	11,772	2%	606	1%	459	2%	519	3%	804	5%

Total	$124,733	100%	$67,233	100%	$35,044	100%	$20,881	100%	$14,919	100%

     The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Company determines that loans are impaired. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan.
     During 2007, the Company requested and received several appraisals of real estate properties used as collateral on several of the portfolio’s construction and commercial loans. In general, the appraisals disclosed values lower than the values previously disclosed by earlier appraisals. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific reserves as well as an estimate of the depreciation in value of the real estate collateral in the rest of the portfolios’ impaired collateral dependent loans. The majority of the decrease in collateral values occurred during the fourth quarter of 2007 as the supply of housing units in construction is perceived to be greater than the demand. This decline had a major impact on the provision for the quarter ended December 31, 2007 as collateral values of some of the loan within the construction portfolio fell sharply resulting in the need for additional reserves.
     During the year ended December 31, 2007, Doral Financial evaluated a total of approximately $297.6 million of construction and commercial loans for impairment for which there are specific allowances amounting to approximately $54.0 million.
     Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on an aggregated basis under the provisions of SFAS No. 5 “Accounting for Contingencies”. For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.

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
Internal Control Over Financial Reporting.
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
MISCELLANEOUS
     Changes in Accounting Standards Adopted in the 2007 Financial Statements
Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement: (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits en entity to choose between an amortization method or a fair value measure for subsequent recognition for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures. SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 16, 2006.

Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.
     The adoption of this statement on January 1, 2007 did not have a material effect on the Company’s Consolidated Financial Statements. The Company, upon the valuation of the MSRs at fair value in accordance with SFAS No. 156, recorded a cumulative effect adjustment to retained earnings (net of tax) of $926,000 as of the beginning of the fiscal year for the difference between the fair value and the carrying amount to bring the MSR balance as of December 31, 2006 to fair value.
     Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is applicable to all uncertain positions for taxes accounted for under SFAS 109, “Accounting for Income Taxes,” and is not intended to be applied by analogy to other taxes, such as sales taxes, value-added taxes, or property taxes. Significant elements of the new guidance include the following:
•	Recognition: A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.

•	Measurement: The tax benefit of a qualifying position is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

•	Change in judgment: The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Unrecognized tax benefits should be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter. Similarly, recognized tax benefits should be derecognized in the period in which the position falls below the threshold.

•	Interest/Penalties: A taxpayer is required to accrue interest and penalties that, under relevant tax law, the taxpayer would be regarded as having incurred. Accordingly, under FIN 48, interest would start to accrue in the period that it would begin accruing under the relevant tax law, and penalties should be accrued in the first period for which a position is taken (or is expected to be taken) on a tax return that would give rise to the penalty. How a company classifies interest and penalties in the income statement is an accounting policy decision. The company should disclose that policy and the amounts recognized.

•	Disclosures: FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis.
After considering other applicable guidance (such as the guidance that the Emerging Issues Task Force specifies in Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”), a company should record the change in net assets that results from the application of FIN 48 as an adjustment to retained earnings.

The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings amounting to $2.4 million. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the period ended December 31, 2007, the Company recognized approximately $1.4 million in interest and penalties.
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
Accounting for Certain Hybrid Financial Instruments. On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any period of the fiscal year. The adoption of the provision of SFAS 155 did not have material impact on the Company’s financial statements.
Noncontrolling Interest in Consolidated Financial Statements. In December 2007, the FASB issued FAS 160, “Noncontrolling Interest in Consolidated Financial Statements an amended of ARB No. 51”, which establish accounting and reporting standards for the noncontrolling interest in a subsidiary
Recently Issued Accounting Standards Not Yet Adopted
Noncontrolling Interests in Consolidated Financial Statements. On December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.
The significant changes upon adoption of SFAS 160 are the definition, classification and measurement of Noncontrolling Interest (previously referred to as minority interest). SFAS 160 define Noncontrolling interest as the portion of equity (net assets) in a subsidiary not attributable to a parent. Further establish the presentation of the Noncontrolling interest within the equity section of the statement of financial position separately from parent’s equity and should be clearly identified to distinguish it from other components of the parent’s equity.
SFAS 160 clarifies that all earnings and losses of the subsidiary should be attributed to the parent and the Noncontrolling interest, even if the attribution of losses results in a debit balance in stockholders’ equity. In addition SFAS 160 provides that upon a loss of control (Deconsolidation), any gain or loss on the interest sold will be recognized in earnings.

SFAS 160 applies to all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Calendar year end public companies will have to adopt SFAS 160 in the fist quarter of 2009. Earlier application in not permitted. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.
Business Combinations. On December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. This statement replaces FASB Statement No. 141 and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more business. SFAS 141 (revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (purchase method) be used for all business combinations. This statement defines the acquirer as the entity that obtains control in the business combination and requires the acquirer to be identified.
SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date, measured at their fair values as of that date. In addition, this statement expands and improves the information reported about assets acquired and liabilities assumed arising from contingencies. Contingencies arising from a business combination should be recognized as of the acquisition date, measured at their acquisition date fair values.
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier application in not permitted. The effective date of this Statement is the same as that of the related SFAS Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.
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
Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument. In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. As of December 31, 2007, the Company did not have any convertible debt instruments.
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
Written Loan Commitments Recorded at Fair Value Through Earnings. On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, which supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments”, and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, The Fair Value Option of Financial Assets and Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the staff view expressed in SAB 105, that indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company will be evaluating the effect, if any, of the adoption of this recently issued accounting bulletin on its consolidated financial statements commencing on January 1, 2008.

CEO and CFO Certifications
     Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
     In addition, in 2007, Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     Based on the identification of the material weaknesses in the Company’s internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes controls over the preparation of financial statements to comply with the reporting requirements of Section 112 of FDICIA.
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
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2007, Doral Financial’s management has identified the following material weaknesses in the Company’s internal control over financial reporting.
1.	The Company did not design and maintain effective controls, including monitoring controls, over its financial close and reporting process. Specifically, the following material weaknesses were identified:
•	The Company did not design effective controls to ensure the systematic and accurate execution of account - level analyses and reconciliations.

•	The Company did not maintain or adequately disseminate general accounting policies and procedures in order to have consistent account level analyses and reconciliations throughout the organization.

•	The Company did not maintain effective controls for the communication of information regarding non-recurring transactions from the business units to the accounting and financial reporting units.
     These material weaknesses did not result in any material audit adjustments to the Company’s 2007 consolidated financial statements but could result in misstatements of any of the Company’s financial statements accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
2.	The Company did not maintain effective controls over the completeness and valuation for its allowance for loan and lease losses and the related provision for loan and lease losses accounts. Specifically, the Company had not fully implemented effective controls over the analysis of impaired loans in order to determine that probable losses were completely and accurately estimated in accordance with GAAP.
     The material weakness described above relating to the allowance for loan and leases losses did not result in any audit adjustments to the Company’s 2007 consolidated financial statements but could result in misstatements of the Company’s financial statement accounts and disclosures, relating to the allowance for loan and lease losses and the related provision for loan and lease losses, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
     As a result of the existence of the material weaknesses discussed above as of December 31, 2007, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Pricewaterhouse Coopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Remediation of Material Weaknesses
     In connection with the process of becoming current with the SEC filings during 2007, and re-filing the regulatory reports for each of the four quarters of 2004, 2003, 2002, and 2001, Doral Financial was not able to prepare reporting packages for the review by management and the Board of Directors until the second half of 2007.
     Doral Financial is actively engaged in the implementation of remediation efforts to improve its internal control over financial reporting and disclosure controls and procedures. With the completion of its delayed financial statements and filings with the SEC during 2007, the Company was able to devote its resources to enhancing its internal control over financial reporting, including the monthly closings of the books with financial reports to management and the Board of Directors.
     Notwithstanding the material weakness described herein, the Company believes that its consolidated financial statements presented in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented.
     Remediation Efforts of Material Weaknesses that Existed as of December 31, 2006
     The following paragraphs describe the ongoing changes to Doral Financial’s internal control over financial reporting subsequent to December 31, 2006 related to the Company’s remediation efforts of the material weaknesses that existed as of December 31, 2006, that affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
1.	While Doral Financial has not fully remediated the weaknesses related to its controls over the financial close and reporting process, Doral Financial has improved the internal controls over its financial close and reporting process. Specifically, Doral Financial transitioned from a quarterly closing process to a monthly closing process, which has improved the quality of the closing process. Further, this allowed management to report the Company’s financial results to the Board of Directors on a recurring basis. In addition, management strengthened the overall control environment by performing the following:
a.	The Principal Accounting Officer changed the role of the Corporate Accounting department to a Controllership function. The responsibility over the day to day accounting activities was assigned to the business units while the Controllership department monitors the general ledger accounts and verifies that transactions are recorded in accordance with GAAP and the Company’s accounting policies. This contributed to the adequate distribution of accounting and reporting tasks by functionality and expertise.

b.	Subsequent to becoming current with the SEC filings, the Company began preparing condensed monthly reporting packages. These were disseminated by the Chief Financial Officer to the top management team and the Board of Directors in order to discuss and analyze the financial results, and provide explanations on significant variances.

c.	The technical accounting and process enhancement team was responsible for the preparation of complex accounting analyses and estimates. This team, which was created during 2006, also provided oversight over the accounting treatment of non-recurring transactions. Although additional resources are still in process of being recruited, this group has lessened the day to day involvement of the Principal Accounting Officer in the analysis and research of technical accounting matters.

d.	The documentation over critical accounting estimates was enhanced. Estimates used for the determination of the allowance for loan and lease losses and the income forecasts used for the valuation of the deferred tax assets, among others, are now properly documented and supported.

e.	The Company established new procedures and in some instances realigned reporting lines to ensure adequate communication and discussion of recurring and non-recurring transactions.
2.	As of the date of this filing, the Company has taken the following steps to strengthen the internal control over the completeness and valuation of its allowance for loan and lease losses. Despite such efforts, the material weakness described herein will not be remediated until these controls are operating for a sufficient period of time and are tested (in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act) to enable management to conclude that the controls are operating effectively:
a.	The Company hired an enterprise risk officer and transferred oversight of the loan collection and loan review functions to this officer.

b.	The Company appointed a risk administrator, who reports to the enterprise risk officer, with specific oversight and review responsibilities over the determination of the allowance for loan and lease losses.

c.	Under the direction of the enterprise risk officer, new policies and procedures were designed to improve the quality of the impairment analysis, including procedures to ensure that appropriate risk rating analysis was being performed at the level of relationship officers, who maintain direct communication with commercial and construction loan clients.
     Plan for Remediation of Material Weaknesses that Existed as of December 31, 2007
     The following describes the continuing remediation efforts that are being undertaken by Doral Financial, in addition to the measures described above, to address the material weaknesses in the Company’s internal control over financial reporting that existed as of December 31, 2007.
1.	Doral Financial is in the process of establishing automated controls in order to perform daily closings, therefore further improving its financial close and reporting process. As part of this process, the Company is strengthening its current controls over the financial close and reporting process and using process-reengineering techniques and technology to simplify the accounting closing process and implement additional controls.

2.	Doral Financial is in the process of preparing a centralized database that obtains financial data from the Company’s subsystems feeding the general ledger in order to be able to prepare automatically the reporting packages to be used by management and the Board of Directors. Pending completion of this project, manual reporting packages will be prepared on a monthly basis with all the necessary data required for the ongoing analysis of the company’s financial results.

3.	During the first quarter of 2008, the controllership department prepared a revised accounting policy that will be disseminated throughout the organization in order to ascertain consistency in the application of the accounting policies.

4.	Additional resources will be added to the technical accounting and process enhancement team in order to provide for more robust analyses and review layers over recurring complex accounting analyses and estimates, and oversight of non-recurrent transactions.

5.	The enterprise risk officer and risk administrator will continue to monitor the new controls over the completeness and valuation of its allowance for loan and lease losses to ensure that the controls are executed effectively during 2008 and thereafter.
     Doral Financial believes that the remediation efforts described above have improved and will continue to improve Doral Financial’s internal control over financial reporting and its disclosure controls and procedures. During 2008, Doral Financial’s management, with the oversight of the Audit Committee, will continue to take steps to remedy the identified material weaknesses in the Company’s internal control over financial reporting as expeditiously as possible and expects that these material weaknesses will be remedied by the end of 2008.
Changes in Internal Control Over Financial Reporting
     There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     On January 17, 2008, Doral Financial issued a press release announcing that the Federal Deposit Insurance Corporation had terminated the Cease and Desist Order (the “Order”) dated March 16, 2006, applicable to its Puerto Rico banking subsidiary, Doral Bank, related to financial safety and soundness issues. The Order was put in place in connection with the announcement by the Company in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004.
     On February 19, 2008, Doral Financial entered into a consent order with the FDIC regarding its failure to comply with various provisions of the Bank Secrecy Act. See Item 3. Legal Proceedings — Banking Regulatory Matters.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item 10 is hereby incorporated by reference to Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2007 fiscal year.
Item 11. Executive Compensation.
     The information required by this Item 11 is hereby incorporated by reference to Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2007 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item 12 is hereby incorporated by reference to Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2007 fiscal year.
Item 13. Certain Relationships and Related Transactions.
     The information required by this Item 13 is hereby incorporated by reference to Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2007 fiscal year.
Item 14. Principal Accounting Fees and Services.
     The information required by this Item 14 is hereby incorporated by reference to Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2007 fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	List of documents filed as part of this report.
(1)	Financial Statements.
     The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 12, 2008, are included herein beginning on page F-1:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2007

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2007

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

•	Notes to consolidated financial statements
(2)	Financial Statement Schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the exhibit index below.
          The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

Exhibit
Number	Description

3.1(a)	Second Restated Certificate of Incorporation of Doral Financial as in effect on the date of this report. (Incorporated herein by reference to exhibit number 3.1(c) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

3.1(b)	Certificate of Designation creating the 7% Noncumulative Monthly Income Preferred Stock, Series A (Incorporated herein by reference to exhibit number 3.4 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

3.1(c)	Certificate of Amendment, dated May 13, 1999, to Restated Certificate of Incorporation. (Incorporated herein by reference to exhibit number 3.1(f) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

3.1(d)	Certificate of Designation creating the 8.35% Noncumulative Monthly Income Preferred Stock, Series B, (Incorporated herein by reference to exhibit number 3.3 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

3.1(e)	Certificate of Designation creating the 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 3.3 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

3.1(f)	Certificate of Designation creating the 4.75% Perpetual Cumulative Convertible Preferred Stock, including form of stock certificate (Incorporated herein by reference to Exhibit 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

3.1(g)	Certificate of Amendment, dated April 27, 2004, to Second Restated Certificate of Incorporation. (Incorporated herein by reference to the exhibit number 3(a) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.1(h)	Certificate of Amendment to the restated Certificate of Incorporation, effective July 18, 2007.

3.1(i)	Certificate of Amendment to the Restated Certificate of Incorporation, dated August 17, 2007 (Incorporated by reference to exhibit number 3.1 of Doral Financial’s current report on Form 8-K filed with the Commission of August 20, 2007.)

3.1(j)	Certificate of Incorporation of Doral Financial, as currently in effect.

Exhibit
Number	Description
3.2	Bylaws of Doral Financial Corporation, as amended on August 2, 2007. (Incorporated by reference to exhibit number 3.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

4.1	Common Stock Certificate.

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)

4.14	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

Exhibit
Number	Description
4.15	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Included in Exhibit 3.1(f) hereof.)

10.1	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.2	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008.)

10.3	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated by reference to Exhibit 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

10.4	Employment Agreement, dated as of May 23, 2006, between Doral Financial and Glen Wakeman. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006.)

10.5	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.6	Employment Agreement, dated as of August 21, 2006, between Doral Financial Corporation and Calixto García-Vélez. (Incorporated herein by reference to Exhibit 10.2 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.7	Employment Agreement, dated as of September 25, 2006, between Doral Financial Corporation and Marangal I. Domingo. (Incorporated herein by reference to Exhibit 10.3 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.8	Employment Agreement, dated as of October 16, 2006, between Doral Financial Corporation and Gerardo Leiva. (Incorporated herein by reference to Exhibit 10.5 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.9	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to Exhibit 10.6 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.10	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski.

10.11	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton.

10.12	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2007.)

10.13	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and

Exhibit
Number	Description
Bear Sterns Merchant Manager III, L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 26, 2007.)

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
President and Chief Executive Officer
Date: March 19, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman Glen R. Wakeman	President, Chief Executive Officer and Director	March 19, 2008

/s/ Marangal I. Domingo Marangal I. Domingo	Executive Vice President and Chief Financial Officer	March 19, 2008

/s/ Dennis G. Buchert	Director	March 19, 2008
Dennis G. Buchert

/s/ Frank W. Baier	Director	March 19, 2008
Frank W. Baier

/s/ James E. Gilleran	Director	March 19, 2008
James E. Gilleran

/s/ David E. King	Director	March 19, 2008
David E. King

/s/ Howard M. Levkowitz	Director	March 19, 2008
Howard M. Levkowitz

/s/ Michael J. O’ Hanlon	Director	March 19, 2008
Michael J. O’ Hanlon

/s/ Ramesh N. Shah	Director	March 19, 2008
Ramesh N. Shah

/s/ Kevin M. Twomey	Director	March 19, 2008
Kevin M. Twomey

/s/ Ori Uziel	Director	March 19, 2008
Ori Uziel

/s/ Laura Vazquez	Controller and	March 19, 2008
Laura Vazquez	Principal Accounting Officer

     Doral Financial Corporation Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Doral Financial Corporation:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to 1) the Company not designing and maintaining effective controls, including monitoring controls, over its financial close and reporting process; and 2) the Company not maintaining effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the servicing of financial assets and for uncertain tax positions in 2007.
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
/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 12, 2008
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2010
Stamp 2287641 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share information)	2007	2006
ASSETS
Cash and due from banks	$67,884	$227,127

Money market investments:
Money market investments with creditors’ right to repledge	199,795	234,296
Other money market investments	317,490	684,438

Total money market investments	517,285	918,734

Securities purchased under agreements to resell	204,000	—

Pledged investment securities that can be repledged:
Securities held for trading, at fair value	14,070	71,156
Securities available for sale, at fair value	891,961	2,209,439
Securities held to maturity, at amortized cost (market value of $1,746,760 in 2006)	—	1,823,661

Total pledged investment securities that can be repledged	906,031	4,104,256

Other investment securities:
Securities held for trading, at fair value	262,392	112,649
Securities available for sale, at fair value	1,029,979	199,247
Securities held to maturity, at amortized cost (market value of $254,592 in 2006)	—	259,276
Federal Home Loan Bank of NY (FHLB) stock, at cost	73,867	70,533

Total other investment securities	1,366,238	641,705

Total investment securities	2,272,269	4,745,961

Loans:
Loans held for sale, at lower of cost or market	418,556	1,769,090
Loans receivable, net of allowance for loan and lease losses (2007-$124,733; 2006-$67,233)	4,926,200	3,389,937

Total loans	5,344,756	5,159,027

Receivables and mortgage-servicing advances	62,098	58,187
Accrued interest receivable	42,434	64,363
Servicing assets, net	150,238	176,367
Premises and equipment, net	106,317	138,805
Real estate held for sale, net	38,154	33,197
Assets to be disposed of by sale	8,970	—
Deferred tax asset	392,860	261,645
Other assets	97,113	73,011

Total assets	$9,304,378	$11,856,424

LIABILITIES
Deposits:
Non-interest-bearing deposits	$242,821	$327,186
Interest-bearing deposits	4,025,203	3,923,574

Total Deposits	4,268,024	4,250,760
Securities sold under agreements to repurchase	1,444,363	3,899,365
Advances from FHLB	1,234,000	1,034,500
Loans payable	402,701	444,443
Notes payable	282,458	923,913
Accrued expenses and other liabilities	326,125	400,039

Total liabilities	7,957,671	10,953,020

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2007 and 2006, respectively, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 53,810,110 shares issued and outstanding (includes a reduction of 1,852,500,000 shares authorized; 1,022,392,000 shares issued and outstanding as a result of the 1-for-20 reverse stock split effective on August 17, 2007); and Common stock, $1 par value; 500,000,000 shares authorized; 107,948,236 shares issued and outstanding in 2006	538	107,948
Additional paid-in capital	849,081	166,495
Legal surplus	23,596	23,596
(Accumulated deficit) retained earnings	(66,610)	139,051
Accumulated other comprehensive loss, net of income tax benefit of $6,075 in 2007 and $1,129 in 2006	(33,148)	(106,936)

Total stockholders’ equity	1,346,707	903,404

Total liabilities and stockholders’ equity	$9,304,378	$11,856,424

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year ended December 31,
(Dollars in thousands, except per share information)	2007	2006	2005
Interest income:
Loans	$353,202	$458,307	$496,806
Mortgage-backed securities	69,914	186,697	224,930
Interest-only strips (“IOs”)	5,981	6,522	10,854
Investment securities	97,598	119,415	142,601
Other interest-earning assets	52,265	50,954	72,588

Total interest income	578,960	821,895	947,779

Interest expense:
Deposits	171,232	155,418	106,164
Securities sold under agreements to repurchase	124,983	240,787	256,542
Advances from FHLB	55,636	46,455	48,631
Loans payable	28,834	118,491	197,902
Notes payable	43,934	59,354	57,943

Total interest expense	424,619	620,505	667,182

Net interest income	154,341	201,390	280,597

Provision for loan and lease losses	78,214	39,829	22,369

Net interest income after provision for loan and lease losses	76,127	161,561	258,228

Non-interest (loss) income:
Net gain (loss) on mortgage loan sales and fees	2,223	(34,456)	52,131
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(27,725)	(37,228)	(3,406)
Net loss on sale of investment securities	(97,480)	(27,668)	(40,798)
Net (loss) gain on extinguishment of liabilities	(14,806)	(4,157)	2,000
Servicing income (net of mark-to-market adjustment for 2007, and net of amortization and impairment/ recovery for 2006 and 2005)	20,687	6,904	16,715
Commissions, fees and other income	32,183	37,378	35,906
Net premium on deposits sold	9,521	—	—

Total non-interest (loss) income	(75,397)	(59,227)	62,548

Non-interest expenses:
Compensation and benefits	118,709	96,342	92,955
Taxes, other than payroll and income taxes	11,312	12,552	10,918
Advertising	11,378	9,849	16,588
Professional services	59,542	63,258	43,016
Communication and information systems	18,695	18,870	18,648
Occupancy and other office expenses	24,996	27,430	31,548
Depreciation and amortization	17,586	22,028	20,923
Provision for contingency	—	95,000	25,000
Other	41,274	29,013	28,897

Total non-interest expenses	303,492	374,342	288,493

(Loss) income before income taxes	(302,762)	(272,008)	32,283

Income tax (benefit) expense	(131,854)	(48,107)	19,091

Net (loss) income	$(170,908)	$(223,901)	$13,192

Net loss attributable to common shareholders	$(204,207)	$(257,200)	$(20,107)

Net loss per common share:

Basic	$(7.45)	$(47.66)	$(3.73)

Diluted	$(7.45)	$(47.66)	$(3.73)

Dividends per common share	$0.00	$1.60	$12.40

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
(In thousands)	2007	2006	2005
Preferred stock	$573,250	$573,250	$573,250

Common stock:
Balance at beginning of year	107,948	107,930	107,909
Change in par value $1 to $0.01	(106,869)	—	—
Issuance of common stock	9,683	—	—
Shares reduced as a result of 1-for-20 reverse stock split	(10,224)	—	—
Shares issued under stock option plan	—	18	21

Balance at end of year	538	107,948	107,930

Additional paid-in capital:
Balance at beginning of year	166,495	165,609	161,639
Change in par value $1 to $0.01	106,869	—	—
Issuance of common stock	600,317	—	—
Cost of issuance of common stock	(39,307)	—	—
Shares converted as a result of 1-for-20 reverse stock split	10,224	—	—
Shares issued under stock option plan	—	77	98
Stock-based compensation recognized	685	872	8,118
Stock-based compensation reversed due to pre-vesting forfeitures	(25)	(63)	(4,246)
Stock-based compensation recognized on termination of option plan	3,823	—	—

Balance at end of year	849,081	166,495	165,609

Legal surplus:
Balance at beginning of year	23,596	23,596	22,716
Transfer from retained earnings	—	—	880

Balance at end of year	23,596	23,596	23,596

(Accumulated deficit) retained earnings:
Balance at beginning of year	139,051	404,885	492,786
Net (loss) income	(170,908)	(223,901)	13,192
Cash dividends declared on common stock	—	(8,634)	(66,914)
Cash dividends declared on preferred stock	(33,299)	(33,299)	(33,299)
Cumulative effect of accounting change (adoption of SFAS No. 156)	926	—	—
Cumulative effect of accounting change (adoption of FIN 48)	(2,380)	—	—
Transfer to legal surplus	—	—	(880)

Balance at end of year	(66,610)	139,051	404,885

Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(106,936)	(125,461)	(73,683)
Other comprehensive income (loss), net of deferred tax	73,788	18,525	(51,778)

Balance at end of year	(33,148)	(106,936)	(125,461)

Total stockholders’ equity	$1,346,707	$903,404	$1,149,809

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(In thousands)	2007	2006	2005
Net (loss) income	$(170,908)	$(223,901)	$13,192

Other comprehensive income (loss), before tax:
Unrealized losses on securities arising during the period	(47,492)	(6,506)	(91,837)

Amortization of unrealized loss on securities reclassified to held to maturity	40	43	43

Reclassification of realized losses included in net (loss) income	116,866	27,668	40,798

Other comprehensive income (loss) on investment securities, before tax	69,414	21,205	(50,996)

Income tax benefit (expense) related to investment securities	4,946	(2,680)	(782)

Other comprehensive income (loss) on investment securities	74,360	18,525	(51,778)

Other comprehensive loss on cash flow hedge	(572)	—	—

Other comprehensive income (loss)	73,788	18,525	(51,778)

Comprehensive loss, net of tax	$(97,120)	$(205,376)	$(38,586)

Accumulated other comprehensive loss, net of tax

Other comprehensive loss on investment securities	$(32,576)	$(106,936)	$(125,461)
Other comprehensive loss on cash flow hedge	(572)	—	—

Total accumulated other comprehensive loss, net of tax	$(33,148)	$(106,936)	$(125,461)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(170,908)	$(223,901)	$13,192

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	4,483	809	3,872
Depreciation and amortization	17,586	22,028	20,923
Mark-to-market adjustment (2007) and amortization and impairment (2006) of servicing assets	20,800	35,797	22,864
Deferred tax (benefit) provision	(135,790)	(51,995)	1,371
Provision for loan and lease losses	78,214	39,829	22,369
Net premium on deposits sold	(9,521)	—	—
Net gain on assets to be disposed of by sale	(501)	—	—
(Accretion of discount) amortization of premium on loans, investment securities and debt	(12,567)	3,827	21,303
Unrealized loss on loans held for sale	2,068	27,243	—
Net (increase) decrease in loans held for sale	(77,022)	2,502,488	(1,872,263)
Loss on sale of securities	104,073	36,222	27,483
Unrealized loss on securities held for trading	8,557	2,661	4,530
Decrease in securities held for trading	105,064	388,834	1,120,285
Amortization and net loss in the fair value of IOs	2,002	58,487	64,308
Decrease (increase) in derivative instruments	26,758	(1,041)	(19,569)
Decrease (increase) in receivables and mortgage servicing advances	2,718	(3,468)	32,818
Decrease (increase) in accrued interest receivable	19,856	20,975	(11,791)
(Increase) decrease in other assets	(52,943)	4,537	(19,826)
(Decrease) increase in accrued expenses and other liabilities	(98,740)	29,085	97,042

Total adjustments	5,095	3,116,318	(484,281)

Net cash (used in) provided by operating activities	(165,813)	2,892,417	(471,089)

Cash flows from investing activities:
Purchases of securities available for sale	(535,377)	(46,023)	(5,595,630)
Principal repayments and sales of securities available for sale	2,741,110	2,244,280	5,818,821
Purchases of securities held to maturity	—	(13,000)	(100,000)
Principal repayment, sales and maturities of securities held to maturity	182,579	44,578	317,245
(Increase) decrease in FHLB stock	(3,334)	1,672	13,915
Net increase of loans receivable	(621,618)	(231,797)	(715,455)
Proceeds from sale of servicing assets	7,000	—	—
Purchase of servicing assets	—	(209)	(4,421)
Purchases of premises and equipment	(8,770)	(10,382)	(24,822)
Proceeds from assets disposed of by sale	5,801
Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	(121,824)	—	—
Proceeds from sales of real estate held for sale	7,070	12,601	44,315

Net cash provided by (used in) investing activities	1,652,637	2,001,720	(246,032)

Cash flows from financing activities:
Net increase in deposits	394,755	13,491	594,189
Decrease in securities sold under agreements to repurchase	(2,445,052)	(2,155,233)	(250,565)
Proceeds from advances from FHLB	2,690,790	500,000	50,000
Repayment of advances from FHLB	(2,377,000)	(435,000)	(375,000)
Net decrease in loans payable:
Decrease in warehousing lines and other credit facilities	—	—	(279,560)
Proceeds from secured borrowings	—	—	880,746
Repayment of secured borrowings	(41,742)	(3,092,141)	(661,463)
Repayment of notes payable	(641,968)	(82,760)	(130,356)
Payment of consent solicitation to bondholders	—	(1,297)	—
Issuance of common stock, net	610,000	95	119
Dividends paid	(33,299)	(41,933)	(100,213)

Net cash used in financing activities	(1,843,516)	(5,294,778)	(272,103)

Net decrease in cash and cash equivalents	(356,692)	(400,641)	(989,224)
Cash and cash equivalents at beginning of year	1,145,861	1,546,502	2,535,726

Cash and cash equivalents at end of year	$789,169	$1,145,861	$1,546,502

Cash and cash equivalents includes:
Cash and due from banks	$67,884	$227,127	$192,141
Money market investments and securities purchased under agreement to resell	721,285	918,734	1,354,361

	$789,169	$1,145,861	$1,546,502

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
(In thousands)	2007	2006	2005
Supplemental schedule of non-cash activities:

Loan securitizations	$232,282	$251,626	$1,338,939

Loans foreclosed	$20,181	$16,816	$42,728

Reclassification of securities held to maturity to held for trading in connection with the sale of certain assets of Doral Bank NY	$91,045	$—	$—

Reclassification of loans receivable to loans held for sale in connection with the sale of certain assets of Doral Bank NY	$205,629	$—	$—

Reclassification of premises and equipment to assets to be disposed of by sale	$23,680	$—	$—

Reclassification of securities held to maturity to held for sale	$1,822,963	$—	$—

Reclassification of loans held for sale to loans receivable	$1,382,734	$961,459	$86,294

Remeasurement of income taxes payable upon adoption of FIN 48	$2,380	$—	$—

Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	$926	$—	$—

Capitalization of servicing assets	$5,305	$61,379	$45,433

Capitalization of IOs from loan sales	$—	$—	$10,981

Supplemental Information for Cash Flows:
Cash used to pay interest	$440,905	$635,560	$650,733

Cash used to pay income taxes	$4,653	$5,015	$60,697

The Company sold certain assets and liabilities of Doral Bank NY to New York Commercial Bank. The assets and liabilities values as of the sale date were as follow:

Assets:
Loans	$206,074
Securities	155,264
Property, leasehold improvements and equipment	9,400
Other assets	2,321

Total assets sold	$373,059

Liabilities:
Securities sold under agreement to repurchase	$9,950
Deposits	377,491
Advances from FHLB	114,290
Other liabilities	2,673

Total liabilities sold	$504,404

Excess of liabilities over assets sold	$(131,345)

Net premium on deposits sold	$9,521

Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	$(121,824)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR DORAL FINANCIAL CORPORATION
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
1. Reporting Entity
Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a financial holding company engaged in banking (including thrift operations), mortgage banking, institutional securities operations and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), Doral Securities, Inc. (“Doral Securities”) and Doral Properties, Inc. (“Doral Properties”). In July 2007, Doral Financial transferred its mortgage origination and servicing platforms, subject to certain exclusion to Doral Bank PR (including its wholly-owned subsidiary, Doral Mortgage). Doral Bank PR in turn operates four wholly-owned subsidiaries Doral Mortgage LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, Doral International, Inc., a Puerto Rico based international banking entity, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2005. On July 18, 2007, Sana Mortgage Corporation (“Sana”) was merged with and into Doral Mortgage and Centro Hipotecario de Puerto Rico (“Centro Hipotecario”) was merged with and into Doral Financial, as tax free reorganizations.
In addition to providing various loan and banking services, the Company services FHA-insured, VA-guaranteed and conventional mortgage loans pooled for the issuance of GNMA, FNMA and FHLMC mortgage-backed securities and CMO certificates issued by grantor trusts established by the Company.
On July 17, 2007, Doral Financial amended its Restated Certificate of Incorporation to decrease the par value of the Company’s common stock from $1.00 to $0.01 per share (see Note 26).
On July 19, 2007, Doral Financial completed the private sale of 48,412,698 newly issued shares of common stock to Doral Holdings for an aggregate purchase price of $610.0 million (the “Recapitalization”). In connection with the Recapitalization, on July 19, 2007, Doral Financial also transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary, and on July 26, 2007, sold the branch network of Doral Bank NY. In connection with these transactions, Doral Bank PR obtained regulatory approval to pay a $155.0 million cash dividend to the holding company and Doral Bank NY received regulatory approval to effect a capital distribution to the holding company in the amount of $50.0 million, of which $45.0 million was paid on July 30, 2007.
The transactions described above resulted in the significant recapitalization of the holding company and provided the holding company with sufficient funds to repay in full its $625.0 million floating rate senior notes that matured on July 20, 2007, and to fund in August 2007 the settlement of the restatement-related consolidated class action and derivative shareholder litigation and to pay related transaction expenses.
On July 27, 2007, Doral Financial completed the sale of its eleven branches in the New York City Metropolitan Area. The transaction yielded the following results:

(In thousands)
Net deposit premium earned	$9,521

Loss on sale of assets and disposition of liabilities:
Securities sold	(10,742)
Loans sold	(2,068)
Repurchase agreements and advances from FHLB disposed of	(790)

Total loss on sale of assets and liabilities	(13,600)

Net loss related to Doral Bank NY branch sale	$(4,079)

On August 17, 2007, Doral Financial effected a 1-for-20 reverse split of its common stock previously approved by Doral Financial’s stockholders on July 17, 2007. Upon the effectiveness of the reverse split, each 20 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock.

Doral Financial’s common stock began trading on a split-adjusted basis on August 20, 2007. All share and dividend per share information in the Consolidated Financial Statements has been adjusted to reflect a 1-for-20 reverse stock split effective August 17, 2007.
2. Summary of Significant Accounting Policies
The accompanying Consolidated Financial Statements include the accounts of Doral Financial Corporation and its wholly-owned subsidiaries. The Company’s accounting and reporting policies conform with the generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The following summarizes the most significant accounting policies followed in the preparation of the accompanying Consolidated Financial Statements:
Use of Estimates in the Preparation of Financial Statements
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements as well as the reported amounts of revenues and expenses during the reporting periods. Because of uncertainties inherent in the estimation process, it is possible that actual results could differ from those estimates.
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
Money Market Investments and Securities Purchased Under Agreements to Resell
Money market investments consist of fixed-income securities whose original maturity is less than three months. These investments are carried at cost, which approximates fair value due to their short-term nature. In the case of securities purchased under agreements to resell, it is the Company’s policy to require and take possession of collateral whose fair value exceeds the balance of the related receivable. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. The securities underlying the agreements are not recorded in the asset accounts of the Company since the counterparties retain effective control of such securities.
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

Securities Held for Trading: Securities that are bought and held principally for the purpose of selling them in the near term are classified as securities held for trading and reported at fair value generally based on quoted market prices. For securities without quoted prices, fair value represents quoted market prices for comparable instruments. In certain other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting appropriate degrees of risk. Realized and unrealized changes in market value are recorded in the securities trading activities as a part of net gain or loss on securities held for trading in the period in which the changes occur. Interest income and expense arising from trading instruments are included in the Consolidated Statements of Income as part of net interest income.
Forward, cap and swap contracts that are not exempt from the requirements of SFAS 133 are accounted for as derivate instruments. Doral recognizes the creation of the derivative at the time of the execution of the contract and marks to market the contracts against current operations until settlement as part of its trading activities. The securities underlying the forward contracts are recorded at settlement at their market value and generally classified as available for sale.
For residual CMO certificates, the Company uses a cash flow model to value the securities. Doral utilizes the collateral’s historical statistics available on Bloomberg such as forecasted prepayment speed, weighted-average remaining maturity, weighted-average coupon and age. Based on the Bloomberg information, the Company forecasts the cash flow and then discounts it at the discount rate used for the period. For purposes of discounting, the Company uses the same Z-spread methodology used for the valuations of Doral’s floating rate IOs.
Securities Held to Maturity: Securities that the Company has the ability and intent to hold until their maturities are classified as held to maturity and reported at amortized cost.
When securities are transferred from the held to maturity portfolio to the held for sale portfolio, and transfer does not qualify under the exemption provisions for the sale or transfer of held to maturity securities under SFAS 115, the classification decision is deemed to have “tainted” the held to maturity category and it will not be permitted to prospectively classify any investment securities scoped under SFAS 115 as held to maturity for a period of two years.
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
When securities are transferred from the available for sale portfolio to the held to maturity portfolio, any unrealized gain or loss at the time of transfer remains in accumulated other comprehensive income and is amortized over the remaining term of the securities.
For most of the Company’s investment securities, deferred items, including premiums, and discounts, are amortized into interest income over the contractual life of the securities adjusted for actual prepayments using the effective interest method.
Doral Financial reviews securities for other-than-temporary impairment whenever the security’s fair value is less than its amortized cost. Impairment is evaluated considering a number of indicators which include the severity of the decline in fair value, credit ratings and the length of time the investment has been in an unrealized loss position. In addition, Doral Financial may recognize impairment when qualitative factors indicate that the Company may not recover the unrealized loss. When evaluating the impairment indicators and qualitative factors, Doral Financial considers its intent and ability to hold the investments until a point in time at which recovery can be reasonably expected to occur. When a security is deemed to be impaired the cost basis of the security is written down to fair value, with the loss recorded in the Consolidated Statements of Income in the period that the other-than-temporary impairment is determined. The security cost basis is not changed to reflect subsequent recoveries in fair value.
Other Investment Securities: Investment in debt, equity and other securities that do not have readily determinable fair values, are classified as other securities in the Consolidated Statement of Financial Condition. These securities are stated at cost. Stock that is owned by the Company to comply with regulatory requirements, such as Federal Home Loan Bank (“FHLB”) stock, is included in this category.

Loans Held for Sale
Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported under net gain on mortgage loan sales and fees in the Consolidated Statements of Income. Loan origination fees and direct loan origination costs related to loans held for sale are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Premiums and discounts on loans classified as held for sale are not amortized as interest income while such loans are classified as held for sale. See “Servicing Assets and Servicing Activities,” below for a description of the sales and securitization process. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans.
The Company recognizes interest income on loans on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans held for sale are placed on a non-accrual basis after they have been delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery. Loans return to accrual status when principal and interest become current.
The Company regularly reviews its loans held for sale portfolio and may transfer loans from the loans held for sale portfolio to its loan receivable portfolio. For such transfers, the Company recognizes a market value adjustment charged against earnings based on the lower of aggregate cost or market value.
Loans Receivable
Loans receivable are those held principally for investment purposes. These consist of construction loans for new housing development, certain residential mortgage loans which the Company does not expect to sell in the near future, commercial real estate, commercial non-real estate, leases, land, and consumer loans.
Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), undisbursed portion of construction loans and an allowance for loan and lease losses. These items, except for the undisbursed portion of construction loans and the allowance for loan and lease losses, are deferred at inception and amortized into interest income throughout the lives of the underlying loans using the effective interest method.
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
Certain construction and commercial loans, classified as substandard, are placed on a non-accrual status even when these loans are not more than 90 days in delinquent.
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
The Company evaluates impaired loans and their related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million, classified as substandard, are evaluated individually for impairment. Loans are considered impaired when, based on management’s evaluation, it is likely that the borrower will not be able to fulfill its obligation under the original terms of the loan. Impaired loans are valued either based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on the loan’s observable market price or based on the fair value of the collateral, if the loan is collateral dependent. In assessing the reserves under the discounted cash flows, the Company considers the estimate of future cash flows based on reasonable and supportable assumptions and projections. All available evidence, including estimated costs to sell if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan, are considered in developing those estimates. The likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows.
Doral Financial also provides an allowance for small-balance homogeneous loans (including residential mortgage, auto, personal, credit cards, construction and commercial loans under $2.0 million, among others) on an aggregated basis under the provisions of SFAS No. 5 “Accounting for Contingencies.” For such loans, an allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest levels, inflation and the strength of the housing market in the areas where the Company operates. Allowances on these loans are periodically reviewed and, when deemed necessary, adjusted to reflect changes in trends and shifts in the inherent risks within the portfolio.
Servicing Assets and Servicing Activities
The Company pools FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage-backed securities. Conforming loans are pooled and issued as FNMA or FHLMC mortgage-backed securities and CMO certificates as well as sold in bulk to investors with servicing retained.
Prior adoption of SFAS No. 156, the Company securitized or sold mortgage loans, and allocated the cost of the mortgage loans between the mortgage-backed security or mortgage loan pool sold and the retained interests, based on their relative fair values. The reported gain is the difference between the proceeds from the sale of the security or mortgage loan pool, the cost allocated to the security or loans sold (after allocating a portion of the cost to the retained interests) and the fair value of any recourse assumed by the Company.
Servicing rights (“MSRs” or “servicing assets”) retained in a sale or securitization arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing function typically includes: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Company to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The annual servicing fees generally fluctuate between 25 and 50 basis points. The servicing fees are credited to income on a monthly basis when collected. In addition, the Company generally receives other remuneration consisting of mortgagor-contracted fees as late charges and prepayment penalties, which are credited to income when collected.
Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the servicing assets is generally determined based on an allocation of the carrying amount of the loans sold (adjusted for deferred fees and costs related to loan origination activities) and the retained interest (MSRs) based on their relative fair value.
Effective, January 1, 2007, under SFAS No. 156 “Accounting for Servicing of Financial Assets”, the Company elected to apply fair value accounting to its MSRs. The Company determines the fair value of its MSRs on the basis of a third party market valuation for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
Prior to the adoption of SFAS No. 156, once recorded, MSRs were periodically evaluated for impairment. Impairment occurred when the current fair value of the MSR was less than its carrying value. If MSRs were impaired, the impairment was recognized in current-period earnings and the carrying value of the MSRs was adjusted through a valuation allowance. If the value of the MSRs subsequently increased, the recovery in value was recognized in current period earnings and the carrying value of the MSRs was adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio was stratified on the basis of certain risk characteristics including loan type (e.g., governmental and conventional loans) and coupon. An other-than-temporary impairment analysis was prepared to evaluate whether a loss in the value of the MSRs, if any, was other than temporary or not. When the recovery of the value was unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value was charged to the valuation allowance. MSRs could not be carried above their amortized cost.
The servicing assets were amortized over the estimated life of the underlying loans based on an income forecast method as a reduction of servicing income. The income forecast method of amortization was based on the projected cash flows returned by the third party market valuation. A particular periodic amortization was calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining net MSR forecasted cash flow.
Servicing and Warranty Obligations
In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loans sales to third parties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, Doral Financial may be required to repurchase the mortgage loan.
Real Estate Held for Sale
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A loss is recognized for any initial write down to fair value less costs to sell. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expenses within the other expenses caption in the accompanying Consolidated Statements of (Loss) Income.

Assets to be Disposed of by Sale
Long-term assets to be sold by the Company are classified as available for sale if the following criterias are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is probable, and transfer of the asset is expected to qualify for recognition as completed sale, within one year; (v) the asset is being actively marketed for sale at price that is reasonable in relation to its current fair value; (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Assets classified as available for sale are recorded at lower-of-cost-or-market less selling costs, recording a loss and adjusting book value. In the event the asset is not sold, it shall be registered at the lower of book value prior to reclassification to available for sale adjusted for the unrecognized depreciation or the fair value of the asset.
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
In the past, the Company sold mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its obligation under the contracts.
In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of financial assets (or all or a portion of the financial asset) in which Doral surrenders control over these financial assets shall be accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. Doral has surrendered control over transferred assets if and only if all of the following conditions are met:
a.	The transferred assets have been isolated from Doral – put presumptively beyond the reach of Doral and its creditors, even in bankruptcy or other receivership.

b.	Each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provided more than a trivial benefit to Doral.

c.	Doral does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates Doral to repurchase or redeem them before their maturity, or (2) the ability to unilaterally cause the holder to return specific assets other than through a cleanup call.
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
Derivatives and Interest Rate Risk Management
Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates, to changes in fair value of assets and liabilities and to secure future cash flows. Derivatives are generally either privately negotiated over-the-counter (“OTC”) contracts or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, caps and collars, forwards and options. Exchange-traded derivatives include futures and options.
The Company accounts for its derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income (loss) and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and changes in the value of the derivative instrument continues to be recognized in current period earnings, the hedged item is no longer adjusted for fair value changes, and the fair value adjustment to the hedged item while it was designated as a hedge continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such a time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and will be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or if no longer expected to occur. After a cash flow hedge is discontinued, the derivative instrument future changes in fair value are recognized in current period earnings. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. For free-standing derivative instruments, changes in fair values are reported in current period income.
Prior to entering a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statement of condition or to specific forecasted transactions or firm commitments along with a formal assessment, at both inception of the hedge and on an ongoing basis, as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in current period earnings.
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
Income tax benefit or expense includes: (a) deferred tax expense or benefit, which represents the net change in the deferred tax liability or asset during the year plus any change in the valuation allowance, if any, and (b) current tax expense. Income tax expense excludes the tax effects related to adjustments recorded to accumulated other comprehensive income.
Legal Surplus
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of Doral Bank PR’s net income for the year be transferred to a legal surplus account until such surplus equals its paid-in capital. The surplus account is not available for payment of dividends.

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
Diluted net income per share is computed based on the assumption that all of the shares of convertible instruments will be converted into common stock, if dilutive, and considers the dilutive effect of stock options using the Treasury stock method.
Stock Option Plan
Effective January 1, 2006, the Doral Financial adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company. Since 2003, the Company expensed the fair value of stock options granted to employees using the “modified prospective” method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 148”). Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. When unvested options are forfeited, any compensation expense previously recognized on such options is reversed in the period of the forfeiture.
SFAS 123R requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense includes adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate.
During 2007, in connection with the closing of the sale of common stock to Doral Holdings all stock options outstanding as of July 19, 2007 were terminated. For additional information regarding the Company’s stock options please refer to Note 27.
Comprehensive Income
Comprehensive income includes net income and other transactions, except those with stockholders, which are recorded directly in equity. In the Company’s case, in addition to net income, other comprehensive income results from the changes in the unrealized gains and losses on securities that are classified as available for sale and unrealized gains and losses classified as cash flow hedges.
Segment Information
The Company reports financial and descriptive information about its reportable segments (see Note 32). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.
The Company’s segment reporting is organized by legal entity and aggregated by line of business consistent with the Company’s business model. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Doral’s management made this determination based on operating decisions particular to each line of business.

Reclassifications
Certain amounts reflected in the 2005 and 2006 Consolidated Financial Statements have been reclassified to conform to the presentation for 2007. In particular for 2005 and 2006, Doral Financial has reclassified the expenses related to temporary employment agencies on the Statements of Income. Previously, the temporary employment agencies expense was included as part of professional services. This amount has been reclassified to compensation and benefit expense for 2005 and 2006.
Recent Accounting Pronouncements
Accounting for Certain Hybrid Financial Instruments. On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any period of the fiscal year. The adoption of the provision of SFAS 155 did not have material impact on the Company’s financial statements.
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
Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument. In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. As of December 31, 2007 the Company did not have any convertible debt instruments.
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
Written Loan Commitments Recorded at Fair Value Through Earnings. On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, which supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the staff view expressed in SAB 105, that indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company will be evaluating the effect, if any, of the adoption of this recently issued accounting bulletin on its consolidated financial statements commencing on January 1, 2008.
Noncontrolling Interests in Consolidated Financial Statements. On December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.
The significant changes upon adoption of SFAS 160 are the definition, classification and measurement of Noncontrolling Interest (previously referred to as minority interest). SFAS 160 define Noncontrolling Interest as the portion of equity (net assets) in a subsidiary not attributable to a parent. It also requires the presentation of the Noncontrolling Interest within the equity section of the statement of financial position separately from parent’s equity and should be clearly identified to distinguish it from other components of the parent’s equity.
SFAS 160 clarifies that all earnings and losses of the subsidiary should be attributed to the parent and the Noncontrolling interest, even if the attribution of losses results in a debit balance in stockholders’ equity. In addition SFAS 160 provides that upon a loss of control (Deconsolidation), any gain or loss on the interest sold will be recognized in earnings.
SFAS 160 applies to all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Calendar year end public companies will have to adopt SFAS 160 in the fist quarter of 2009. Earlier application in not permitted. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.
Business Combinations. On December 2007, the FASB issued SFAS No. 141(revised), “Business Combinations”. This statement replaces FASB Statement No. 141 and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more business. SFAS 141(revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (purchase method) be used for all business combinations. This statement defines the acquirer as the entity that obtains control in the business combination and requires the acquirer to be identified.
SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date, measured at their fair values as of that date. In addition, this statement expands and improves the information reported about assets acquired and liabilities assumed arising from contingencies. Contingencies arising from a business combination should be recognized as of the acquisition date, measured at their acquisition date fair values.
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier application in not permitted. The effective date of this Statement is the same as that of the related SFAS Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.
3. Regulatory Requirements
Holding Company Requirements
Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities as the Federal Reserve has determined to be closely related to the business of banking. Under the Gramm-Leach-Bliley Act, financial holding companies can engage in a broader range of financial activities than other holding companies. Given the difficulties faced by Doral Financial following the restatement of its audited financial statements for the period between January 1, 2000 to December 31, 2004, the Company filed a notice with the Federal Reserve withdrawing its election to be treated as a financial holding company, which became effective January 8, 2008.
The withdrawal of its election to be treated as a financial holding company has not adversely affected and is not expected to adversely affect Doral Financial’s current operations, all of which are permitted to bank holding companies that have not elected to be treated as financial holding companies. Specifically, Doral Financial is authorized to engage in insurance agency activities in Puerto Rico pursuant to Regulation K promulgated under the BHC Act. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company, without the prior approval of the Federal Reserve.
Banking Charters
Doral Bank PR is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico regulated by the Office of the Commissioner of Financial Institutions (the “CFI”), pursuant to the Puerto Rico Banking Act of 1933, as amended, and subject to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). Its deposits are insured by the FDIC.
Doral Bank NY is a federally chartered savings bank regulated by the Office of Thrift Supervision (“OTS”). Its deposit accounts are also insured by the FDIC.
As of December 31, 2007, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
On March 17, 2006, the Company entered into a consent order with the Federal Reserve. Pursuant to the requirements of the existing cease and desist order, the Company submitted a capital plan to the Federal Reserve, pursuant to which it established a target minimum leverage ratio of 5.5% for Doral Financial and 6.0% for Doral Bank PR. As a result of the increase in the allowance for loan and lease losses recorded by Doral Bank PR during the fourth quarter of 2007, its leverage ratio dropped to 5.7%. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As of December 31, 2007, the Doral Financial’s banking subsidiaries were in compliance with all capital requirements.
Doral Financial’s regulatory capital ratios as of December 31, 2007 increased as a result of the issuance of common stock in connection with the recapitalization
On February 15, 2008, the Board of Directors of Doral Financial approved a capital infusion of $80.0 million to Doral Bank PR to raise its leverage ratio above 6.0%.
Regulatory Capital Requirements
The Company’s banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory actions against Doral Financial’s banking subsidiaries, as well as additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory guidelines. The Company’s and its banking subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures, established by regulation to ensure capital adequacy, require the Company’s banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).
Under the consent order entered into with the Federal Reserve, the Company filed a capital plan with the Federal Reserve in which it agreed to maintain a leverage ratio of at least 5.5% and 6.0% for Doral Financial and Doral Bank PR, respectively.

As of December 31, 2007, Doral Bank PR was considered “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, Doral Bank PR must maintain Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.
Doral Bank NY is subject to substantially the same regulatory capital requirements of Doral Bank PR as set forth above. As of December 31, 2007, Doral Bank NY was in compliance with the capital requirements for a “well-capitalized” institution.
As a result of the change in control described in Note 1, Doral Financial is no longer required to meet regulatory capital standards.
Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s actual capital amounts and ratios are presented in the following table. Total of approximately $419.2 million (2006 — $404.4 million), $126.4 million (2006 — $25.4 million), and $2.2 million (2006 — $1.0 million) representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral Financial, Doral Bank PR and Doral Bank NY, respectively.

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
(Dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
As of December 31, 2007:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$1,033,962	17.8	$465,331	≥8.0	N/A	N/A
Doral Bank PR	$485,057	12.2	$319,502	≥8.0	$399,378	≥10.0
Doral Bank NY	$13,257	13.8	$7,696	≥8.0	$9,620	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$960,639	16.5	$232,666	≥4.0	N/A	N/A
Doral Bank PR	$434,357	10.9	$159,751	≥4.0	$239,627	≥6.0
Doral Bank NY	$12,530	13.0	$3,848	≥4.0	$5,772	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$960,639\	10.8	$355,863	≥4.0	N/A	N/A
Doral Bank PR	$434,357	5.7	$302,446	≥4.0	$378,057	≥5.0
Doral Bank NY	$12,530	10.6	$4,727	≥4.0	$5,909	≥5.0
As of December 31, 2006:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$805,946	13.7	$470,496	≥8.0	N/A	N/A
Doral Bank PR	$737,175	21.1	$279,605	≥8.0	$349,507	≥10.0
Doral Bank NY	$63,272	16.3	$31,078	≥8.0	$38,847	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$605,971	10.3	$235,248	≥4.0	N/A	N/A
Doral Bank PR	$692,954	19.8	$139,803	≥4.0	$209,704	≥6.0
Doral Bank NY	$61,336	15.8	$15,539	≥4.0	$23,308	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$605,971	4.5	$533,733	≥4.0	N/A	N/A
Doral Bank PR	$692,954	6.8	$410,010	≥4.0	$512,513	≥5.0
Doral Bank NY	$61,336	10.3	$23,921	≥4.0	$29,901	≥5.0

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR, and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
Housing and Urban Development Requirements
The Company’s mortgage operation is a US Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranged up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio.

For the year ended December 31, 2007, Doral Mortgage did not maintain the required minimum level for adjusted net worth required by HUD. In February 2008, Doral Bank PR made a capital contribution to Doral Mortgage in order to comply with the minimum adjusted net worth required by HUD.
Registered Broker-Dealer Requirements
During 2006, the Company decided to reduce the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. The Company intends to eliminate this operation during 2008 and assign its contract to Doral Bank PR.
4. Money Market Investments
At December 31, 2007 and December 31, 2006, money market investments included $199.8 million and $234.3 million, respectively, in time deposits and other short-term money market investments pledged as collateral for securities sold under agreement to repurchase, which the counterparty can repledge.
5. Securities Held for Trading
Securities held for trading consisted of:

	December 31,
(In thousands)	2007	2006
Mortgage-backed securities:
GNMA exempt	$33,678	$52,969
GNMA taxable	11,928	19,374
CMO certificates	16,064	24,888
FHLMC and FNMA	8,693	9,343
Variable rate interest-only strips	51,074	48,864
Fixed rate interest-only strips	854	1,062
U.S. Treasury Notes	152,695	—
Derivatives	1,476	27,282
Other	—	23

	$276,462	$183,805

The weighted-average yield on securities held for trading, including IOs, as of December 31, 2007 was 6.00% (2006 — 7.00%).
Set forth below is a summary of the components of net loss from securities held for trading:

	Year ended December 31,
(In thousands)	2007	2006	2005
Net realized (losses) gains on sales of securities held for trading	$(25,935)	$(8,554)	$13,315
Gain (loss) on the IO valuation	8,554	(41,967)	(12,523)
Net unrealized losses on trading securities, excluding IOs	(8,557)	(2,662)	(4,530)
Net realized and unrealized (losses) gains on derivative instruments	(1,787)	15,955	332

Total	$(27,725)	$(37,228)	$(3,406)

6. Securities Available for Sale
The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2007 and 2006, and approximate market value and weighted-average yield as of December 31, 2005, were as follows:

	2007
					Weighted-
	Amortized	Unrealized	Unrealized	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities
GNMA
Due from one to five years	$374	$9	$—	$383	6.39%
Due over ten years	3,694	145	3	3,836	6.90%
FNMA
Due over ten years	260,143	4,297	558	263,882	6.06%
CMO Certificates
Due over ten years	537,997	—	28,944	509,053	6.21%
Debt Securities
FHLB Notes
Due from one to five years	100,458	1,165	—	101,623	4.16%
Due over ten years	273,595	—	3,376	270,219	5.10%
FNMA Notes
Due within a year	46,000	—	—	46,000	4.60%
Due over ten years	49,990	—	43	49,947	6.00%
FHLB Zero Coupon
Due over ten years	137,131	—	2,688	134,443	6.01%
FHLMC Zero Coupon
Due over ten years	242,281	155	162	242,274	5.83%
FHLMC Notes
Due over ten years	50,000	12	—	50,012	5.50%
P.R. Housing Bank
Due over ten years	4,635	9	—	4,644	5.50%
U.S. Treasury Bonds
Due over ten years	234,361	—	8,768	225,593	4.21%
Other
Due within a year	6,899	11	20	6,890	3.98%
Due from five to ten years	5,025	21	—	5,046	5.15%
Due over ten years	8,001	231	137	8,095	5.61%

	$1,960,584	$6,055	$44,699	$1,921,940	5.55%

	2006					2005
					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Value	Yield
Mortgage-Backed Securities GNMA
Due over ten years	$1,346,927	$17	$36,794	$1,310,150	4.62%	$2,541,681	4.76%
FHLMC and FNMA
Due over ten years	217,638	—	7,331	210,307	4.94%	957,449	5.32%
Debt Securities
FHLB Notes
Due over ten years	27,901	—	404	27,497	5.50%	110,052	5.50%
FNMA Notes
Due from one to five years	46,011	—	300	45,711	4.60%	—	—
U.S. Treasury
Due within a year	100,032	—	376	99,656	1.97%	—	—
Due from one to five years	—	—	—	—	—	198,727	1.58%
Due from five to ten years	761,100	—	45,735	715,365	3.65%	97,625	1.97%
Due over ten years	—	—	—	—	—	726,039	3.65%

	$2,499,609	$17	$90,940	$2,408,686	4.26%	$4,631,573	4.52%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.
Proceeds from sales of securities available for sale during 2007 were approximately $2.6 billion (2006 — $1.4 billion and 2005 — $4.6 billion). For 2007, gross gains of $2.7 million (2006 — $0.7 million and 2005 — $13.4 million) were realized on those sales. For 2007, gross losses of $100.2 million (2006 — $28.4 million and 2005 — $54.2 million) were realized on those sales.
Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
During the third quarter of 2007, as a result of a reassessment, in order to reduce interest rate risk, based on existing market conditions, of the Company’s intent of holding available for sale securities until maturity or recovery of losses, the Company sold $1.9 billion in available for sale securities at a loss of $96.8 million. As part of this transaction, the related borrowings used to finance these securities were cancelled and losses of $16.4 million on economic hedging transactions and of $14.8 million on extinguishment of liabilities were recognized.
During the fourth quarter of 2007, the Company transferred its held to maturity portfolio, amounting to approximately $1.8 billion, to the available for sale portfolio and subsequently sold $437.5 million in long dated US Treasury securities for a gain. The sale was executed to reduce the Company’s interest rate risk exposure. Provide to the Company with a greater ability to manage interest rate risk was the primary factor in making the decision to transfer the securities from the held to maturity to the available for sale portfolio. Since the transfer did not qualify under the exemption provisions for the sale or transfer of held to maturity securities under SFAS 115, the reclassification decision by the Company is deemed to have “tainted” the held to maturity category and it will not be permitted to prospectively classify any investment securities scoped under SFAS 115 as held to maturity for a period of two years. The Company recognized, at the time of the transfer, $8.1 million of unrealized loss on available for sale securities in accumulated in other comprehensive loss, net of taxes. Under current conditions, based on credit characteristics of the investment portfolio, management’s assessment is that the Company has the intent and ability to retain its portfolio of investment securities until market recovery.
During 2006, the Company’s sold $1.7 billion in available for sale securities (of which $231.0 million settled during the first quarter of 2007) at a loss of $22.7 million. As part of this transaction, repurchase agreements amounting to $1.7 billion were terminated and a loss of $6.9 million was recorded as loss on sale extinguishment for the year ended December 31, 2006. Also, during 2005 the Company sold $1.2 billion in available for sale securities at a loss of $45.3 million.

7. Securities Held to Maturity
The Company transferred $1.8 billion of held to maturity investment securities to the available for sale portfolio during the fourth quarter of 2007. As a result of the transfer, there were no held to maturity securities as of December 31, 2007.
The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of December 31, 2006 and the amortized cost and weighted-average yield as of December 31, 2005 were as follows:

	2006					2005
					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Amortized	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Cost	Yield
Mortgage-Backed Securities
GNMA
Due from one to five years	$656	$9	$—	$665	5.99%	$508	5.88%
Due from five to ten years						328	6.45%
Due over ten years	3,592	127	—	3,719	6.85%	4,336	6.73%
FHLMC and FNMA
Due over ten years	291,905	2,587	964	293,528	6.05%	337,266	6.05%
CMO Certificates
Due over ten years	8,209	—	542	7,667	5.79%	9,817	5.78%
Debt Securities
FHLB Notes
Due within one year	100,000	—	271	99,729	2.86%	—	—
Due from one to five years	100,671	—	2,327	98,344	4.15%	200,847	3.53%
Due from five to ten years	50,000	—	625	49,375	4.13%	50,000	4.13%
Due over ten years	273,594	—	13,555	260,039	5.10%	273,594	5.10%
FHLB Zero Coupon
Due over ten years	128,602	—	5,221	123,381	6.50%	120,543	6.50%
FHLMC Zero Coupon
Due over ten years	269,975	—	8,831	261,144	5.85%	254,647	5.86%
FHLMC and FNMA Notes
Due over ten years	149,989	—	4,357	145,632	5.65%	149,988	5.65%
P.R. Housing Bank
Due within one year	5,000	11	—	5,011	6.00%	5,000	6.00%
Due over ten years	7,235	—	—	7,235	5.72%	2,235	6.20%
U.S. Treasury
Due from five to ten years	201,195	—	12,758	188,437	3.52%	201,361	3.52%
Due over ten years	472,364	1,083	36,194	437,253	4.31%	473,904	4.33%
Other
Due within one year	25	—	—	25	5.30%	25	6.20%
Due from one to five years	11,925	—	206	11,719	4.47%	8,295	4.42%
Due over ten years	8,000	449	—	8,449	5.61%	7,000	5.93%

	$2,082,937	$4,266	$85,851	$2,001,352	4.96%	$2,099,694	4.98%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
8. Investments in an Unrealized Loss Position
The following tables show the Company’s gross unrealized losses and fair value for available for sale and held to maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and December 31, 2006.

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2007
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	—	$—	$—	1	$165	$3	1	$165	$3
FNMA	—	—	—	1	32,556	558	1	32,556	558
CMO Certificates	9	502,712	28,285	4	6,341	659	13	509,053	28,944
Debt Securities
FNMA Notes	—	—	—	4	95,947	43	4	95,947	43
FHLB Notes	—	—	—	5	270,219	3,376	5	270,219	3,376
FHLB Zero Coupon	—	—	—	2	134,443	2,688	2	134,443	2,688
FHLMC Zero Coupon	—	—	—	2	158,229	162	2	158,229	162
US Treasury	—	—	—	2	225,593	8,768	2	225,593	8,768
Other	1	2,863	137	1	3,880	20	2	6,743	157

	10	$505,575	$28,422	22	$927,373	$16,277	32	$1,432,948	$44,699

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2006
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	1	$484	$15	109	$1,309,019	$36,779	110	$1,309,503	$36,794
FNMA	—	—	—	22	210,307	7,331	22	210,307	7,331
Debt Securities
FNMA Notes	2	45,711	300	—	—	—	2	45,711	300
FHLB Notes	—	—	—	1	27,497	404	1	27,497	404
US Treasury	—	—	—	11	815,021	46,111	11	815,021	46,111

	3	$46,195	$315	143	$2,361,844	$90,625	146	$2,408,039	$90,940

SECURITIES HELD TO MATURITY

	As of December 31, 2006
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
FNMA	—	$—	$—	2	$40,143	$964	2	$40,143	$964
CMO Certificates	1	148	1	5	7,519	541	6	7,667	542
Debt Securities
FHLB Notes	1	49,375	625	9	458,112	16,153	10	507,487	16,778
FHLB Zero Coupon	—	—	—	1	123,381	5,221	1	123,381	5,221
FHLMC Zero Coupon	—	—	—	4	261,144	8,831	4	261,144	8,831
FHLMC and FNMA Notes	1	11,858	391	4	133,774	3,966	5	145,632	4,357
US Treasury	1	214,344	20,866	7	349,195	28,086	8	563,539	48,952
Other	2	4,954	46	2	6,739	160	4	11,693	206

	6	$280,679	$21,929	34	$1,380,007	$63,922	40	$1,660,686	$85,851

The securities held by the Company are principally mortgage-backed securities, US Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a US government-sponsored entity or the full faith and credit of the US government and, therefore, principal and interest on the securities are deemed recoverable. The Company has the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss has been recognized.

The market value of the portfolio of non agency CMO’s that the Company purchased during the third and fourth quarters of 2007 had decreased in value by $28.3 million as of December 31, 2007. All of the bonds in this portfolio are AAA rated and in general are the super senior tranches of the corresponding deals. The market place for these types of securities has suffered from a generalized lack of liquidity as of the fourth quarter. This lack of liquidity has caused some serious dislocations in the pricing of these instruments. There have been many participants that have been forced to sell out of positions in adverse market conditions. These forced sales have had the effect of flooding the market with more bonds and therefore creating further price adjustments. The changes in prices are being caused by market dislocations associated with the lack of liquidity in the market and not by the underlying fundamentals of the bond structures. Furthermore the Company does not rely on repurchase facilities to finance the positions and therefore it has the capacity to hold the transactions until they recover their value. For this reason the Company has not deemed these securities to be impaired.
9. Loans Held for Sale
At December 31, loans held for sale consisted of the following:

(In thousands)	2007	2006
Conventional single family residential loans	$189,995	$1,371,088
FHA/VA loans	141,601	115,225
Mortgage loans on residential multifamily	—	5,621
Construction and commercial real estate loans	86,960	277,156

Total loans held for sale(1)	$418,556	$1,769,090

(1)	At December 31, 2007 and 2006, the loans held for sale portfolio includes $2.0 million and $23.2 million, respectively, related to interest-only loans
During 2007, the Company performed a review of its loans held for sale portfolio. As a result of this review, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale and transferred a total of $1.4 billion of loans from the held for sale portfolio to its loan receivable portfolio, at lower-of-cost-or-market on an aggregated basis. No charge was recorded at the time of transfer because such loans had been marked to the lower-of-cost-or-market while classified in the held for sale portfolio.
On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s eleven existing branches in the New York City metropolitan area and certain other assets and will assume certain liabilities. Accordingly, during the first quarter of 2007, Doral Bank NY transferred some loans from the loans receivable portfolio to its loans held for sale portfolio at the lower-of-cost-or-market, and recorded a loss of $2.1 million. On July 27, 2007, the Company completed the sale of approximately $209.1 million in loans related to the sale of Doral Bank NY’s branch network and certain related assets.
As of December 31, 2007, loans held for sale amounting to $189.0 million were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At December 31, 2007 and 2006, the loans held for sale portfolio includes $126.0 million and $100.3 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.
As of December 31, the aggregated amortized cost and approximate fair value of loans held for sale were as follows:

		Approximate
(In thousands)	Amortized Cost	Fair Value
2007	$418,556	$419,865

2006	$1,769,090	$1,786,728

10. Loans Receivable
Loans receivable are related to the Company’s banking and construction loan operations and consisted of:

	December 31,
(In thousands)	2007	2006
Construction loans(1)	$588,175	$817,352
Residential mortgage loans(2)	3,340,162	1,785,454
Commercial-secured by real estate	767,441	541,891
Consumer-other:
Personal loans	44,810	37,896
Auto loans	195	426
Credit cards	19,047	20,086
Overdrawn checking account	164	324
Revolving lines of credit	26,941	28,229
Lease financing receivables	33,457	43,565
Commercial non-real estate	126,484	158,963
Loans on savings deposits	11,037	16,811
Land secured	119,232	42,769

Loans receivable, gross(3)	5,077,145	3,493,766

Less:
Discount on loans transferred(2)	(17,615)	(22,016)
Unearned interest and deferred loan fees, net	(8,597)	(14,580)
Allowance for loan and lease losses	(124,733)	(67,233)

	(150,945)	(103,829)

Loans receivable, net	$4,926,200	$3,389,937

(1)	Includes $422.4 million and $680.6 million of construction loans for residential housing projects as of December 31, 2007 and 2006, respectively. Also includes $165.8 million and $136.8 million of construction loans for commercial, condominiums and multifamily projects as of December 31, 2007 and 2006, respectively.

(2)	Includes $1.4 billion and $961.5 million of loans transferred during 2007 and 2006, respectively, from the loans held for sale portfolio to the loans receivable portfolio.

(3)	Includes $56.4 million and $42.6 million of interest-only loans as of December 31, 2007 and 2006, respectively.
Fixed-rate loans and adjustable-rate loans were approximately $4.2 billion and $0.9 billion at December 31, 2007, and $2.6 billion and $0.9 billion, at December 31, 2006, respectively.
The adjustable rate loans, mostly composed of construction loans for residential projects, land loans, commercial real estate, commercial non-real estate and certain consumer loans, have interest rate adjustment limitations and are generally tied to interest rate market indices (primarily Prime Rate and 3-month LIBOR). Future market factors may affect the correlation of the interest rate adjustment with the rate the Company pays on the short-term deposits that have primarily funded these loans.
As of December 31, 2007, loans held for investment amounting to $212.5 million were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.

Loans analyzed individually for impairment as of December 31, 2007 and 2006 amounted to approximately $297.6 million and $139.6 million, respectively. At December 31, 2007, an allowance of approximately $54.0 million (2006 - $22.6 million) was allocated to certain loans analyzed individually for impairment with an aggregate principal outstanding balance of $263.2 million (2006 — $112.4 million). Average impaired loans for the years ended December 31, 2007 and 2006, were $257.5 million and $92.9 million, respectively.
As of December 31, 2007, the Company had loans receivable and loans held for sale, including impaired loans, on which the accrual of interest income had been discontinued, amounting to approximately $661.9 million (2006 — $377.4 million). For the year ended December 31, 2007 and 2006, the Company would have recognized $22.8 million and $7.2 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
11. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Year ended December 31,
(In thousands)	2007	2006	2005
Balance at beginning of year	$67,233	$35,044	$20,881
Provision for loan and lease losses	78,214	39,829	22,369
Recoveries	802	822	647
Losses charged to the allowance	(21,516)	(8,462)	(8,761)
Other	—	—	(92)

Balance at the end of year	$124,733	$67,233	$35,044

12. Servicing Activities
Effective January 1, 2007, under SFAS No. 156, “Accounting for Servicing of Financial Assets”, Doral Financial elected to apply fair value accounting to its mortgage servicing rights (“MSR’s”). The Company determines the fair value of its MSRs on the basis of a third party market valuation for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
The components of net servicing income for the year ended December 31, 2007, upon the adoption of SFAS No. 156, are shown below:

Year ended
(In thousands)	December 31, 2007
Servicing fees	$35,378
Late charges	9,057
Prepayment penalties	635
Interest loss	(3,969)
Other servicing fees	386

Servicing income, gross	41,487
Changes in fair value of mortgage servicing rights(1)	(20,800)

Total net servicing income	$20,687

(1)	Change in fair value was the result of the prepayment speed and the normal run-off.

The components of net servicing income for the years ended December 31, 2006 and 2005 (prior to the implementation of SFAS No. 156) are shown below:

	Year ended December 31,
(In thousands)	2006	2005
Servicing fees	$36,557	$31,330
Late charges	9,470	8,860
Prepayment penalties	1,024	2,502
Interest loss	(4,601)	(3,551)
Other servicing fees	251	438

Servicing income, gross	42,701	39,579
Amortization of servicing assets	(31,211)	(26,846)
Net (impairment) recovery of servicing assets	(4,586)	3,982

Total net servicing income	$6,904	$16,715

Upon the adoption of SFAS No. 156, the Company recorded a cumulative effect adjustment to retained earnings (net of tax) as of the beginning of January 1, 2007 for the difference between the fair value and the carrying amount to bring the MSR balance at December 31, 2006 to fair value. The table below reconciles the balance of MSRs as of December 31, 2006 and January 1, 2007.

(In thousands)
Balance at December 31, 2006	$176,367
Adjustment upon adoption of SFAS No.156	1,517

Balance at January 1, 2007	$177,884

The changes in servicing assets for the years ended December 31, 2007, 2006 and 2005 are shown below:

	Year ended December 31,
(In thousands)	2007	2006	2005
Balance at beginning of year	$177,884	$156,812	$136,024
Capitalization of servicing assets	5,305	50,028	45,433
Sales of servicing assets(1)	(9,581)	—	—
MSRs reversal on loans purchased(2)	(2,570)	—	—
Net servicing assets recognized as part of the restructured mortgage loan sale transactions	—	11,351	—
Rights purchased	—	209	4,421
Amortization	—	(31,211)	(26,846)
Application of valuation allowance to write-down permanently impaired servicing assets	—	(410)	(2,220)

Balance before valuation allowance at end of year	171,038	186,779	156,812
Change in fair value (2007), valuation allowance for temporary impairment (2006 and 2005)	(20,800)	(10,412)	(6,236)

Balance at end of year(3)	$150,238	$176,367	$150,576

(1)	Amount represents MSR sales related to $693.9 million in principal balance of mortgage loans.

(2)	MSR value related to loans purchased from a financial institution with a balance of $276.8 million as of October 31, 2007, where the Company owned the MSR.

(3)	Outstanding balance of loans serviced for third parties amounted to $10.1 billion as of December 31, 2007.
Prior to the adoption of SFAS No. 156 the Company’s MSRs, impairment charges were recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance was adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeded its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum was not recognized. Other-than-temporary impairment, if any, was recognized as a direct write-down of the servicing assets, and the valuation allowance was created to reduce the cost basis of the servicing asset.
Changes in the impairment allowance for the years ended December 31, 2006 and 2005 were as follows:

	December 31,
(In thousands)	2006	2005
Balance at beginning of year	$6,236	$12,438
Temporary impairment charges	9,905	21,912
Write-down for other than temporary impairment of servicing assets	(410)	(2,220)
Recoveries	(5,319)	(25,894)

Balance at end of year	$10,412	$6,236

The Company’s servicing portfolio amounted to approximately $13.8 billion, $15.3 billion and $15.7 billion at December 31, 2007, 2006 and 2005, respectively, including $3.7 billion, $3.3 billion and $5.9 billion, respectively, of loans owned by the Company for which no servicing asset has been recognized.
During the fourth quarter of 2007, the Company purchased approximately $276.8 million of residential mortgage loans from a third party, but serviced by the Company. As a result of the settlement of this transaction, the Company reversed $2.6 million in MSRs associated with the purchased loans.
During the years ended December 31, 2006 and 2005, the Company purchased servicing rights of approximately $16.4 million and $229.0 million, respectively, in principal amount of mortgage loans. During 2007, the Company did not purchase servicing rights.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2007, receivables and mortgage-servicing advances included advances to investors of approximately $31.8 million (2006 — $47.9 million).
In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 37% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial.
13. Sales and Securitizations of Mortgage Loans
As disclosed in Note 3, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risk.
Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Servicing Assets		Interest-Only Strips
	Minimum	Maximum	Minimum	Maximum
2007:
Constant prepayment rate:
Government –guaranteed mortgage loans	7.74%	11.91%	N/A	N/A
Conventional conforming mortgage loans	7.79%	13.99%	N/A	N/A
Conventional non-conforming mortgage loans	7.24%	38.27%	8.88%	10.22%

Residual cash flow discount rate:
Government –guaranteed mortgage loans	10.50%	10.50%	N/A	N/A
Conventional conforming mortgage loans	9.00%	10.98%	N/A	N/A
Conventional non-conforming mortgage loans	13.80%	15.00%	8.48%	12.69%
2006:
Constant prepayment rate:
Government –guaranteed mortgage loans	9.07%	14.06%	N/A	N/A
Conventional conforming mortgage loans	8.49%	22.79%	N/A	N/A
Conventional non-conforming mortgage loans	11.86%	47.77%	11.16%	16.33%

Residual cash flow discount rate:
Government –guaranteed mortgage loans	10.50%	10.50%	N/A	N/A
Conventional conforming mortgage loans	9.00%	10.50%	N/A	N/A
Conventional non-conforming mortgage loans	13.99%	14.86%	8.98%	14.05%
2005:
Constant prepayment rate:
Government –guaranteed mortgage loans	6.54%	14.82%	N/A	N/A
Conventional conforming mortgage loans	5.32%	22.45%	N/A	N/A
Conventional non-conforming mortgage loans	5.58%	24.87%	13.44%	19.90%

Residual cash flow discount rate:
Government –guaranteed mortgage loans	10.00%	10.00%	N/A	N/A
Conventional conforming mortgage loans	8.50%	10.00%	N/A	N/A
Conventional non-conforming mortgage loans	11.50%	12.00%	8.63%	11.48%
At December 31, 2007 and 2006, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2007, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$150,238	$51,928
Weighted-average expected life (in years)	7.0	5.7

Constant prepayment rate (weighted-average annual rate)	11.50%	9.81%
Decrease in fair value due to 10% adverse change	$(4,762)	$(1,808)
Decrease in fair value due to 20% adverse change	$(9,189)	$(3,519)

Residual cash flow discount rate (weighted-average annual rate)	11.44%	12.11%
Decrease in fair value due to 10% adverse change	$(5,889)	$(1,158)
Decrease in fair value due to 20% adverse change	$(11,349)	$(2,263)
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

The activity of interest-only strips is shown below:

(In thousands)	2007	2006	2005
Balance at beginning of year	$49,926	$74,034	$127,361
Capitalization of IOs from loan sales	—	—	10,981
Amortization	(6,552)	(16,520)	(51,785)
Negative IO value eliminated as part of the mortgage loans sale transactions restructured (mortgage loans repurchased)	—	18,190	—
Negative value of IOs sold	—	16,189	—
Gain (loss) on the value of IOs	8,554	(41,967)	(12,523)

Balance at end of year	$51,928	$49,926	$74,034

The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for 2007, 2006 and 2005:

	Year ended December 31,
(In thousands)	2007	2006	2005
Total cash flows received on IO portfolio	$12,533	$23,042	$62,639

Amortization of IOs, as offset to cash flows	(6,552)	(16,520)	(51,785)

Net cash flows recognized as interest income	$5,981	$6,522	$10,854

During 2007, the Company recognized a gain of $2.2 million, on the sales and securitization of residential mortgage loans, compared to loss of $34.5 million and a gain of $52.1 million for the corresponding periods in 2006 and 2005, respectively. Total loan sales and securitizations amounted to $296.1 million, $4.2 billion (including $3.1 billion of sales relating to restructuring of prior mortgage loan transfers classified as secured borrowings as part of the restatement) and $2.7 billion (relating to restructuring of prior mortgage loan transfers classified as secured borrowings as part of the restatement) for 2007, 2006 and 2005, respectively.
Prior to 2006, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loan after sale. The Company also securitized certain loans into FNMA and FHLMC mortgage-backed securities on a recourse basis. During 2006, the Company discontinued the practice of selling loans subject to recourse provisions, except for certain early payments defaults. As of December 31, 2007, the Company had an estimated recourse obligation of $11.8 million recognized as part of “Accrued expenses and other liabilities.”
From time to time, Doral Financial receives demands for repurchases associated with documentation issues (primarily loan file deficiencies) involving mortgage loans sold to third parties. Doral Financial works with counterparties to review the claims and to correct alleged documentation deficiencies, which relate primarily to loan file deficiencies. Doral Financial does not have a reserve on its financial statements for possible losses related to repurchase resulting from representation and warranties violations, including early default payments, because it does not expect any such losses to be significant.
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
Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral Financial recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its estimated recourse exposure on these loans. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2007. In late 2006, the Company discontinued the practice of selling loans subject to recourse provisions.
14. Premises and Equipment
Premises and equipment consisted of:

	December 31,
(In thousands)	2007	2006
Office buildings	$61,927	$75,388
Office furniture and equipment	75,146	76,944
Leasehold improvements	53,483	63,760
Automobiles	386	400

	190,942	216,492
Less – accumulated depreciation and amortization	(103,731)	(96,019)

	87,211	120,473
Land	14,797	15,483
Construction in progress	4,309	2,849

	$106,317	$138,805

15. Sources of Borrowings
At December 31, 2007, the scheduled aggregate annual contractual maturities (or estimates in the case of loans payable) of the Company’s borrowings were approximately as follows:

		Repurchase	Advances from	Loans	Notes
(In thousands)	Deposits	Agreements(1)	the FHLB(1)	Payable(2)	Payable	Total
2008	$3,649,764	$111,835	$315,000	$46,316	$5,207	$4,128,122
2009	495,592	116,693	115,000	41,808	4,843	773,936
2010	66,908	1,115,835	415,000	37,722	3,744	1,639,209
2011	35,155	—	199,000	34,020	3,396	271,571
2012	16,578	—	190,000	30,666	32,715	269,959
2013 and thereafter	4,027	100,000	—	212,169	232,553	548,749

	$4,268,024	$1,444,363	$1,234,000	$402,701	$282,458	$7,631,546

(1)	Includes $782.5 million of repurchase agreements with an average rate of 5.50% and $304.0 million in advances from the FHLB-NY with an average rate of 5.40%, which lenders have the right to call before their contractual maturity at various dates beginning in July, 2009.

(2)	Secured borrowings with local financial institutions, collateralized by real estate mortgages at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled principal payments, but are payable according to the regular schedule amortization and prepayments of the underlying mortgage loans. For purposes of the table above the Company used a CPR of 6.88% to estimate the repayments.
16. Deposit Accounts
At December 31, deposits and their weighted-average interest rates are summarized as follows:

	2007		2006
(Dollars in thousands)	Amount	%	Amount	%
Certificates of deposit	$2,998,684	4.77	$2,947,893	4.50
Regular savings	317,436	3.15	442,796	3.62
NOW accounts	394,036	3.03	532,885	3.23
Money markets accounts	315,047	4.13	—	—

Total interest-bearing	4,025,203	4.07	3,923,574	3.90
Non interest-bearing deposits	242,821	—	327,186	—

Total deposits	$4,268,024	4.07	$4,250,760	3.90

At December 31, 2007 and 2006, certificates of deposit over $100,000 amounted to approximately $2.7 billion and $2.3 billion, respectively. Brokered certificates of deposit amounted to $2.5 billion and $2.0 billion at December 31, 2007 and 2006, respectively. Doral Bank PR had brokered certificates of deposit maturing as follows:

As of
(In thousands)	December 31, 2007
2008	$1,899,380
2009	473,676
2010	54,881
2011	27,463
2012	15,000
2013 and thereafter	3,228

$2,473,628

At December 31, 2007, Doral Financial’s banking subsidiaries had deposits from officers (including former officers who left during 2007), directors and principal stockholders of the Company amounting to approximately $2.6 million (2006 — $5.5 million).
The Company, as a servicer of loans, is required to maintain certain balances on behalf of the borrowers called custodial and escrow funds. At December 31, 2007, custodial and escrow funds amounted to approximately $120.0 million (2006 — $110.9 million), of which $97.4 million were deposited with Doral Bank PR (2006 — $82.1 million). The remaining escrow funds were deposited with other banks and therefore excluded from the Company’s assets and liabilities.
17. Securities Sold Under Agreements to Repurchase
The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 2007 and 2006.

(Dollars in thousands)	2007	2006
Carrying amount as of December 31,	$1,444,363	$3,899,365

Average daily aggregate balance outstanding	$2,788,039	$5,540,978

Maximum balance outstanding at any month-end	$3,689,187	$5,987,599

Weighted-average interest rate during the year	4.48%	4.35%

Weighted-average interest rate at year end	4.97%	4.25%

The Company recognized a loss of $14.8 million and $6.9 million for the year ended December 31, 2007 and 2006, respectively, in connection with an early extinguishment of certain securities sold under agreements to repurchase.

Securities sold under agreements to repurchase as of December 31, 2007, grouped by counterparty, were as follows:

		Weighted-average
(Dollars in thousands)	Repurchase	maturity
Counterparty	Liability	(in months)
Lehman Brothers, Inc.	$504,028	30
CitiGroup Global Markets	450,000	29
Merrill Lynch, Pierce, Fenner & Smith, Inc.	294,800	36
Federal Home Loan Bank of New York	188,500	26
Others	7,035	1

Total	$1,444,363	30

The following table presents the carrying and market values of securities available for sale and securities held to maturity pledged as collateral at December 31, shown by maturity of the repurchase agreement. The information in this table excludes repurchase agreement transactions which were collateralized with securities or other asset held for trading or which have been obtained under agreement to resell:

	2007				2006
	Carrying	Market	Repurchase	Repo	Carrying	Market	Repurchase	Repo
(Dollars in thousands)	Value	Value	Liability	Rate	Value	Value	Liability	Rate
Mortgage-Backed Securities
GNMA
Term up to 30 days	$—	$—	$—	—	$24,166	$23,484	$22,680	5.33%
Term over 90 days	—	—	—	—	1,252,202	1,248,086	1,287,793	3.55%
FNMA
Term over 90 days	173,185	175,225	172,293	4.19%	433,269	426,760	399,163	3.80%
CMO Certificates
Term over 90 days	212,742	202,255	188,500	5.91%	—	—	—	—
Debt Securities
FHLB Notes
Term over 90 days	227,464	226,886	219,700	5.88%	514,617	497,771	399,874	5.77%
FHLB and FHLMC
Zero Coupons
Term up to 30 days	—	—	—	—	128,119	143,934	140,400	5.32%
Term of 30 to 90 days	—	—	—	—	74,477	77,653	72,850	5.32%
Term over 90 days	314,423	306,203	285,789	4.47%	142,092	135,855	92,400	5.55%
FHLMC and FNMA Notes
Term over 90 days	78,794	78,774	75,518	4.19%	65,537	64,466	60,707	3.14%
U.S. Treasury
Term over 90 days	108,949	104,873	94,364	5.84%	1,336,701	1,257,332	1,129,225	4.39%

	$1,115,557	$1,094,216	$1,036,164	5.09%	$3,971,180	$3,875,341	$3,605,092	4.25%

18. Advances from Federal Home Loan Bank
Advances from FHLB consisted of the following:

	December 31,
(In thousands)	2007	2006
Non-callable advances with maturities ranging from March 2008 to October 2012 (2006-January 2007 to October 2011), at various fixed rates averaging 4.60% and 4.85% at December 31, 2007 and 2006, respectively	$535,000	$467,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly at 5.36% rate at December 31, 2006.	—	100,000

Non-callable advances with maturities ranging from October 2008 to November 2012, tied to 1-month LIBOR adjustable monthly at various variable rates averaging 5.05% rate at December 31, 2007	380,000	—

Non-callable advances due on September 2008, tied to 3-month LIBOR adjustable monthly at 4.84% rate at December 31, 2007	15,000	—

Callable advances with maturities ranging from July 2009 to March 2012, at various fixed rates averaging 5.40% and 4.58% at December 31, 2007 and 2006, respectively, callable at various dates beginning on January 2008.	304,000	467,500

	$1,234,000	$1,034,500

At December 31, 2007, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $2.2 billion to secure the above Advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
19. Loans Payable
At December 31, 2007 and 2006, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	December 31,
(In thousands)	2007	2006
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 6.85% and 6.86% at December 31, 2007 and 2006, respectively	$377,487	$415,019

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.43% and 7.77% at December 31, 2007 and 2006, respectively	25,214	29,424

	$402,701	$444,443

Maximum borrowings outstanding at any month end during 2007 and 2006 were $439.6 million and $3.4 billion, respectively. The approximate average daily outstanding balance of loans payable during the periods were $425.4 million and $2.0 billion, respectively. The weighted-average interest rate of such borrowings, computed on a daily basis, was 6.78% in 2007 and 5.94% in 2006.

20. Notes Payable
Notes payable consisted of the following:

	December 31,
(In thousands)	2007	2006
$625 million floating rate senior notes tied to 3-month LIBOR at 6.20% due on July 20, 2007, paying interest quarterly (1)	$—	$624,814

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,307	98,166

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,634	29,564

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,322	39,272

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,423	29,401

Senior term notes at fixed rates ranging of 8.55% due on August 31, 2007, paying interest semiannually on February 28 and August 31	—	9,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.35% to 6.90%, with maturities ranging from June 2008 to December 2029 (2006 - June 2007 to December 2029), paying interest monthly	41,190	41,995

Bonds payable at 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	—	2,456

Note payable with a local financial institution, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly	36,982	41,645

	$282,458	$923,913

(1)	On July 20, 2007, the Company repaid in full its $625.0 million floating rate senior notes at their stated maturity.
21. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31,
(In thousands)	2007	2006
Amounts retained on mortgage loans, generally paid within 5 days	$727	$3,494
Accrued severance and salaries expenses	6,563	5,696
Guaranteed bonus	—	4,155
Customer mortgages and closing expenses payable	9,015	10,018
Accrued interest payable	56,836	73,779
Recourse obligation	11,755	9,522
GNMA defaulted loans – buy-back option (Note 9)	125,984	100,275
Deferred rent obligation	1,789	2,597
Provision for contingencies	—	95,000
Accrued expenses and other liabilities	113,456	95,503

	$326,125	$400,039

22. Income Taxes
Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from US assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral

Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are US corporations and are subject to US income tax on their income derived from all sources. For the years ended December 31, 2007, 2006 and 2005, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $94,000, $3.4 million and $2.3 million, respectively.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0% for the taxable year ended December 31, 2007. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional one year transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during the calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate is 39.0%.
Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loan financing for the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in US Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various US securities and US mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. During 2008, the Company will be transferring substantially all of the assets at the international banking entity to Doral Bank PR as part of the tax planning actions described below.
For the year ended December 31, 2007, Doral Financial recognized an income tax benefit of $131.9 million, compared to an income tax benefit of $48.1 million for the comparable 2006 period. The recognition of income tax benefit for the period ended December 31, 2007 is related to an increase in the deferred tax asset and the release of the valuation allowance of the deferred tax assets, which is described below.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. The Company determined that it is more likely than not that $87.3 million of its deferred tax asset, related primarily related to net operating losses, will not be realized and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that under the PR Code Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the year ended December 31, 2007, net operating losses of $114.0 million were created. Based on the forecasted future taxable income the Company will not be able to obtain the full benefit of these net operating losses.
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
The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 12 (15 year original amortization period) year period in which the amortization deduction of the IO tax asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period, repayment of the $625.0 million in senior notes due in July of 2007, to the recapitalization which served to significantly reduce interest expense, results of the leveraging program, which includes loan growth of approximately $0.5 billion through purchases of single-family loans and the purchase of approximately $1.0 billion in securities. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO tax asset amortization to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the transfer of substantially all of the assets from Doral International to Doral Bank PR. Negative evidence included the Company’s recorded losses for the year ended December 31, 2007 and 2006, and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income.

In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated to SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $480.2 million would not be realized. As a result, the Company recorded a valuation allowance. At December 31, 2007, the deferred tax asset, net of its valuation allowance of $87.3 million, amounted to approximately $392.9 million compared to $261.6 million at December 31, 2006.
Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to the following: increased competition, a decline in margins and loss of market share.
The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings amounting to $2.4 million. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the period ended December 31, 2007, the Company recognized approximately $1.4 million in interest and penalties.
Unrecognized tax benefits as of December 31, 2007 amounted to $17.2 million. The amount of unrecognized tax benefits or liabilities may increase or decrease in the future for various reasons, including changes in the amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.
The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2007, the statute of limitations for the years ended December 2003, 2004, 2005 and 2006 remained open.
Reconciliation of Effective Tax Rate
The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes. A reconciliation of the difference follows:

	Year Ended December 31,
(Dollars in thousands)	2007		2006		2005
(Loss) income before income taxes	$(302,762)		$(272,008)		$32,283
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
(Dollars in thousands)	Amount	Income	Amount	Income	Amount	Income
Tax benefit (expense) at statutory rates	$118,077	39.0	$112,883	41.5	$(13,397)	(41.5)
Tax effect of exempt income, net of expense disallowance	2,794	0.9	5,365	2.0	6,851	21.2
Net (loss) income from the international banking entity	(27,583)	(9.1)	11,732	4.3	35,378	109.6
Net tax (expense) benefit from capital gain transactions	(4,408)	(1.5)	—	—	706	2.2
Effect of net operating losses not used	(44,452)	(14.6)	(29,881)	(11.0)	(30,420)	(94.2)
Net change in IOs tax differential basis	(25,300)	(8.3)	70,541	25.9	—	—
Deferred tax valuation allowance decrease (increase)	121,179	40.0	(125,923)	(46.2)	(4,440)	(13.8)
Non-tax deductible expenses	—	—	—	—	(12,311)	(38.1)
Other, net	(8,453)	(2.8)	3,390	1.2	(1,458)	(4.5)

Income tax benefit (expense)	$131,854	43.6	$48,107	17.7	$(19,091)	(59.1)

The components of income tax (benefit) expense for the years ended December 31 are summarized below:

(In thousands)	2007	2006	2005
Current income tax expense	$3,936	$3,888	$17,720
Deferred income tax (benefit) expense	(135,790)	(51,995)	1,371

Total income tax (benefit) expense	$(131,854)	$(48,107)	$19,091

At December 31, the components of the net deferred tax asset were:

(In thousands)	2007	2006
Deferred income tax asset (liability) resulting from:
Net unrealized losses on securities	$10,970	$2,661
Differential in tax basis of IOs sold	256,472	281,771
Net operating loss carry-forward	121,337	99,221
Capital losses carry-forward	8,570	6,872
Allowance for loan and lease losses	48,644	26,287
Provision for contingencies	—	37,050
Other reserves and allowances	34,179	16,274

	480,172	470,136
Valuation allowance	(87,312)	(208,491)

Net deferred tax asset	$392,860	$261,645

23. Related Party Transactions
At December 31, 2007, the Company had $7.4 million of loans outstanding to officers (including former officers who left during 2007), directors and 5% or more stockholders, of which $6.8 million are secured by mortgages on real estate.
Since 2000, Doral Financial has done business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid during 2007 to this Company amounted to $1.5 million.
At December 31, 2007, the Company paid $1.9 million in professional services related to Doral Holdings.
At December 31, 2006, the Company had $5.8 million of loans outstanding to officers (including former officers who left during 2006), directors and 5% or more stockholders, of which $5.4 million are secured by mortgage on real estate. Furthermore, the Company had construction loans receivable outstanding as of December 31, 2006 to a party related to a former officer and director of $14.9 million. As of December 31, 2007, this loan was classified as impaired.
During 2006, the Company paid $1.3 million to an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company.
24. Commitments and Contingencies
The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At December 31, 2007, commitments to extend credit amounted to approximately $210.5 million and commitments to sell mortgage-backed securities and loans amounted to approximately $221.0 million at fair value. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.

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
Lawsuits
On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 20, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by a former chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (“RICO”) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided. On March 6, 2008, the plaintiff and the defendents entered into a settlement agreement to dismiss the case in exchange for the defendents agreeing not to seek attorneys’ fees and costs from the plaintiff. The case was dismissed with prejudice on March 14, 2008.
In addition, on October 14, 2005, the Company and certain former officers and directors of the Company were named as defendants in an action brought by an individual plaintiff filed in the U.S. District Court for the Southern District of New York, alleging violations of federal securities laws and various Kentucky state laws based on making allegedly materially false and misleading statements concerning Doral’s financial results, allegedly failing to disclose material information concerning the valuation of the company’s IOs, and allegedly misleading the plaintiff as to the Company’s vulnerability to interest rate increases. Plaintiff seeks compensatory damages in the amount of $292,000 for losses the plaintiff allegedly incurred in connection with Doral Financial securities purchased between January 19, 2005 and March 18, 2005, as well as unspecified punitive damages, interest, costs and other expenses. On March 11, 2008, Doral and the plaintiff entered into an agreement to settle all claims in the case, and on March 13, 2008, the plaintiff filed with the court a notice of voluntary dismissal with prejudice of all claims against all defendants.
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
Banking Regulatory Matters
On March 17, 2006 Doral Financial entered into a consent cease and desist order with the Federal Reserve. The mutually agreed upon order required Doral Financial to conduct reviews of its mortgage portfolio, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent order contains restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with its banking subsidiaries, without the prior approval of the Federal Reserve. The consent order restricts Doral Financial from receiving dividends from the banking subsidiaries without the approval of the respective primary banking regulatory agency. Doral Financial is also required to request permission from the Federal Reserve for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date and requires Doral Financial to submit a plan regarding the maintenance of minimum levels of capital and liquidity. Doral Financial has complied with these requirements and no fines or civil money penalties were assessed against the Company under the order.

Effective January 14, 2008 and in recognition of the corrective actions taken, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Commissioner terminated the March 16, 2006 Cease and Desist Order (the “Former Order”) applicable to the Company’s Puerto Rico banking subsidiary, Doral Bank PR (“Doral Bank PR”). The Former Order was similar to the consent order between Doral Financial and the Federal Reserve and related to safety and soundness issues in connection with the announcement by the Company in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004. Under the terms of the Former Order, Doral Bank PR could not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior approval of the FDIC and the Office of the Commissioner.
On October 23, 2006, Doral Bank PR entered into a Memorandum of Understanding (“MOU”) with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the National Flood Insurance Act (as amended). Additionally, in connection with the deficiencies related to the data reporting requirements of the Home Mortgage Disclosure Act, Doral Bank PR consented to the payment of $12,000 of civil monetary penalties. Doral Bank PR also anticipates that it will be required to pay civil monetary penalties of up to approximately $125,000 to the FDIC related to the deficiencies in compliance with the National Flood Insurance Act related to deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance.
On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and recapitalization. The order replaces the MOU with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order requires Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (a “BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order requires Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance. OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also requires Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements. Doral Financial expects that Doral Bank PR will comply with the requirements of the order within the required timeframes.
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
25. Retirement and Compensation Plans
The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (“the Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and complete one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. The Company makes a matching contribution equal to $0.50 for every dollar of pre-tax contribution made by participants to the Plan with an annual compensation exceeding $30,000, up to 3% of the participant’s basic compensation, as defined. For those participants to the Plan with an annual compensation up to $30,000, the Company makes a matching contribution equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s basic compensation, as defined. Company matching contributions are invested following the employee’s investment direction for his own money. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2007, 2006 and 2005, amounted to approximately $336,000, $794,000, and $755,000, respectively.
The Company had unfunded deferred incentive compensation arrangements (the “Deferred Compensation”) with certain employees up to 2006. The Deferred Compensation was determined as a percentage of net income arising from the mortgage-banking activities, as defined, and was payable to participants after a five-year vesting period. The expense for the years ended December 31, 2006 and 2005 amounted to approximately $68,000 and $491,000, respectively.
The Company’s CEO’s employment agreement provided for a supplemental retirement program (SERP) whereby the Company deposited funds in an escrow account on his behalf. On August 31, 2007, the Compensation Committee of the Board of Directors authorized payment, to the CEO, of the funds in the escrow account. The Company recognized a compensation expense of $5.1 million during 2007 pursuant to this program.
As of December 31, 2007 the Company had no defined benefit or post-employment benefit plans.
26. Capital Stock and Additional Paid-In Capital
On September 29, 2003, and October 8, 2003, the Company issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% Perpetual cumulative convertible preferred stock (the “convertible preferred stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. The convertible preferred stock ranks on parity with the Company’s 7.00% noncumulative monthly income preferred stock, Series A (the “7% preferred stock”), 8.35% noncumulative monthly income preferred stock, Series B (the “8.35% preferred stock”) and 7.25% noncumulative monthly income preferred stock, Series C (the “7.25% preferred stock”), with respect to dividend rights and rights upon liquidation, winding up or dissolution (see description below). The net proceeds of the Company after the underwriting discounts and expenses were approximately $336.5 million. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. As of December 31, 2005, there were 1,380,000 shares issued and outstanding. During 2007, the Company paid dividends of $11.875 per share (an aggregate of $16.4 million) on the convertible preferred stock. Refer to Note 29 for additional information regarding specific conditions for the convertible preferred stock.
During the second quarter of 2002, the Company issued 4,140,000 shares of its 7.25% preferred stock at a price of $25 per share, its liquidation preference. As of December 31, 2007, there were 4,140,000 shares issued and outstanding. During 2007, the Company paid dividends of $1.8125 per share (an aggregate of $7.5 million) on the 7.25% preferred stock. The 7.25% preferred stock may be redeemed at the option of the Company beginning on May 31, 2007, at varying redemption prices starting at $25.50 per share. The net proceeds to the Company after the underwriting discounts and expenses were approximately $100 million.
On August 31, 2000, the Company issued 2,000,000 shares of its 8.35% preferred stock at a price of $25 per share, its liquidation preference. As of December 31, 2007, there were 2,000,000 shares issued and outstanding. During 2007, the Company paid dividends of $2.0875 per share (an aggregate of $4.2 million) on the 8.35% preferred stock. The 8.35% preferred stock may be redeemed at the option of the Company beginning on September 30, 2005, at varying redemption prices that start at $25.50 per share.
On February 22, 1999, the Company issued 1,495,000 shares of its 7% preferred stock at a price of $50 per share, its liquidation preference. As of December 31, 2007, there were 1,495,000 shares issued and outstanding. During 2007, the Company paid dividends of $3.50 per share (an aggregate of $5.2 million) on the 7% preferred stock. The 7% preferred stock may be redeemed at the option of the Company beginning February 28, 2004, at varying redemption prices that start at $51.00 per share.
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
The ability of the Company to pay dividends in the future is limited by the consent order entered into with the Federal Reserve and by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors.
Current regulations limit the amount in dividends that Doral Bank PR and Doral Bank NY may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank PR or Doral Bank NY to fall below the regulatory capital requirements. The Federal Reserve Board has issued a policy statement that provides that insured banks and financial holding companies should generally pay dividends only out of current operating earnings. In addition, the Company’s consent order with the Federal Reserve does not permit the Company to receive dividends from Doral Bank PR unless the payment of such dividends has been approved by the FDIC.
Dividends paid from a US subsidiary to certain qualifying Puerto Rico corporations such as the Company are generally subject to a 10% withholding tax under the provisions of the US Internal Revenue Code.
In connection with the recapitalization transaction, the Company incurred in the following transactions related to its common stock:
•	On July 17, 2007, Doral Financial amended its Restated Certificate of Incorporation to decrease the par value of the Company’s common stock from $1.00 to $0.01 per share.

•	On July 19, 2007, Doral Financial completed the private sale of 968,253,968 (48,412,698 on a post-reverse split basis) newly issued shares of common stock to Doral Holdings for an aggregate purchase price of $610.0 million (the “Recapitalization”).

•	On August 17, 2007, Doral Financial effected a 1-for-20 reverse split of its common stock previously approved by Doral Financial’s stockholders on July 17, 2007. Upon the effectiveness of the reverse split, each 20 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock. Doral Financial’s common stock began trading on a split-adjusted basis on August 20, 2007.
Common stock issued and outstanding reconciliation for the year ended December 31, 2007:

2007
Shares issued and outstanding as of July 16, 2007	107,948,236
New issuance of common stock	968,253,968

Total stock issued and outstanding	1,076,202,204

Effect of 1-for-20 reverse stock split	53,810,110

27. Stock Option Plans
2007 Events
In connection with the recapitalization transaction and in accordance with the provisions of the stock purchase agreement between the Company and Doral Holdings, on July 17, 2007, the Board of Directors ratified and approved the resolutions of the Compensation Committee to accelerate and terminate all stock options outstanding under the Company’s Omnibus Incentive Plan (the “Omnibus Plan”) and the 1997 Employee Stock Option Plan (“ the Old Plan”) effective upon the issuance of the shares of the Company’s common stock to Doral Holdings. In connection with the acceleration and termination of outstanding stock options, the Company recognized as compensation expense all unvested benefits prior to the closing of the transaction as follows:

•	For the Old Plan there were 18,225 (911 on a post-reverse split basis) options outstanding, all of which were fully vested as of July 19, 2007, and therefore no additional compensation expense was recorded.

•	For the Omnibus Plan, the Compensation Committee determined to cancel the outstanding options in exchange for a payment per share based on the change of control price, which at the time of the closing was determined to be $0.63 ($12.60 on a post-reverse split basis). This resulted in a settlement payment of zero dollars. As of July 19, 2007, there were 1,615,500 (80,775 on a post-reverse split basis) options outstanding under the Omnibus Plan. The unrecognized compensation expense related to the termination of the 1,615,500 (80,775 on a post-reverse split basis) options was $2,960,122.

•	There were 200,000 (10,000 on a post-reverse split basis) restricted units outstanding under the Plan, which immediately vested on July 19, 2007. The unrecognized compensation expense related to the 200,000 (10,000 on a post-reverse split basis) restricted units was $865,283.
During the first quarter of 2007, the Company’s Compensation Committee awarded 125,000 (6,250 on a post-reverse split basis) stock options with a weighted average grant date fair value of $0.98 ($19.51 on a post-reverse split basis) per share. No options were awarded during the second, third or fourth quarters of 2007. As noted above, in connection with the closing of the sale of shares of common stock to Doral Holdings all stock options outstanding as of July 19, 2007 were terminated and there were no options outstanding as of December 31, 2007.
Other Stock Option Information
Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company, since in 2003 Doral Financial commenced expensing the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. SFAS 123R requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its adjustment for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate.
The Omnibus Plan was in effect from April 21, 2004 and provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. The Compensation Committee has full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards.
Prior to the Omnibus Plan, from April 16, 1997, to April 20, 2004, the Company offered an employee stock option plan (the “Old Plan”). All options awarded under the Old Plan were issued at market value at the date of the grants, for terms of ten years and vest ratably on an annual basis over a two-year period from the grant date.
Stock-based compensation recognized for 2007, 2006 and 2005 is as follows:

(Dollars in thousands)	2007	2006	2005

Stock-based compensation recognized	$685	$872	$8,118
Stock-based compensation reversed due to pre-vesting forfeitures	(25)	(63)	(4,246)

Stock-based compensation recognized, net	$660	$809	$3,872

Stock-based compensation recognized on termination of option plan	$3,823	$—	$—

Unrecognized at December 31	$—	$4,373	$221

Changes in stock options for 2007, 2006 and 2005 are as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	84,753	$129.00	115,321	$296.80	276,377	$321.60
Granted	6,250	19.51	81,250	120.76	5,000	255.60
Exercised	—	—	(900)	105.56	(1,069)	111.80
Purchased	—	—	—	—	(337)	311.40
Post-vesting cancellations	(6,029)	232.37	(108,318)	302.22	(137,900)	281.60
Pre-vesting forfeitures	(3,288)	97.93	(2,600)	105.20	(26,750)	630.20

Balance prior termination (2007)/End of year (2006 and 2005)	81,686	$114.24	84,753	$129.00	115,321	$296.80

Terminated	(81,686)		—		—

Exercisable at period end	—		84,753		115,321

The fair value of the options granted in 2007 was estimated using the Binomial Tree option-pricing model with the following weighted average assumptions:

	2007	2006
Stock price at grant date and exercise price	$19.51	$120.76
Stock option estimated fair value	$12.72 - $24.25	$53.75
Expected stock option term (years)	2.44 - 7.87	5.7
Expected volatility	41.65% - 42.72%	39.00%
Expected dividend yield	0%	0%
Risk-free interest rate	4.70% - 5.02%	4.81%
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
The total intrinsic value of options exercised for the year ended December 31, 2006 was approximately $27,760. Cash proceeds from options exercised during 2006 amounted to approximately $95,000.
28. Supplemental Income Statement Information
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
Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Year ended December 31,
(In thousands)	2007	2006	2005
Employee costs, gross	$127,595	$123,561	$134,019
Deferred costs pursuant to SFAS No. 91	(8,886)	(27,219)	(41,064)

Employee cost, net	$118,709	$96,342	$92,955

Other expenses, gross	$44,184	$32,769	$37,215
Deferred costs pursuant to SFAS No. 91	(2,910)	(3,756)	(8,318)

Other expenses, net	$41,274	$29,013	$28,897

As of December 31, 2007, the Company had a net deferred origination fee on loans held for sale and loans receivable amounting to $879,000 (2006 – $5.2 million) and $10.9 million (2006 — $8.7 million), respectively.
29. Earnings per Share
The reconciliation of the numerator and denominator of the basic and diluted earnings per share, follows:

	Year ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Net (Loss) Income:
Net (loss) income	$(170,908)	$(223,901)	$13,192
Convertible preferred stock dividends	(16,388)	(16,388)	(16,387)
Nonconvertible preferred stock dividends	(16,911)	(16,911)	(16,912)

Net (loss) income attributable to common stock	$(204,207)	$(257,200)	$(20,107)

Weighted-Average Shares:
Basic weighted-average number of common shares outstanding	27,415,242	5,397,057	5,396,352
Incremental shares issuable upon exercise of stock options	—	—	—

Diluted weighted-average number of common shares outstanding	27,415,242	5,397,057	5,396,352

Net Loss per Common Share:
Basic	$(7.45)	$(47.66)	$(3.73)

Diluted	$(7.45)	$(47.66)	$(3.73)

For the years ended December 31, 2007, 2006 and 2005, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock issued in the second half of 2003 that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, except for the computation of diluted earnings per share for the fourth quarter of 2004. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.
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

30. Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of December 31, 2007 and 2006, is made by the Company using available market information and appropriate valuation methods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	2007		2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$67,884	$67,884	$227,127	$227,127
Money market investments	721,285	721,285	918,734	918,734
Securities held for trading	276,462	276,462	183,805	183,805
Securities available for sale	1,921,940	1,921,940	2,408,686	2,408,686
Securities held to maturity	—	—	2,082,937	2,001,352
Loans held for sale(1)	418,556	419,865	1,769,090	1,786,728
Loans receivable	4,926,200	4,895,297	3,389,937	3,355,735
Servicing assets	150,238	150,238	176,367	179,960

Financial liabilities:
Deposits	$4,268,024	$4,274,564	$4,250,760	$4,232,210
Securities sold under agreements to repurchase	1,444,363	1,453,972	3,899,365	3,860,723
Advances from FHLB	1,234,000	1,254,058	1,034,500	1,032,734
Loans payable	402,701	402,701	444,443	444,443
Notes payable(2)	282,458	260,578	923,913	864,394

(1)	Includes $126.0 million and $100.3 million for 2007 and 2006, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	For 2006, the difference between the carrying amount and the fair value was principally impacted by the lower market rate of its $625.0 million floating rate senior notes.
The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:
Cash and due from banks and money market investments: valued at the carrying amounts in the Consolidated Statements of Financial Condition. The carrying amounts are reasonable estimates of fair value due to the relatively short period to maturity.
Mortgage loans held for sale, securities held for trading, securities held to maturity and securities available for sale: valued at quoted market prices, if available. For securities without quoted prices, fair values represent quoted market prices for comparable instruments. In certain other cases, particularly in the case of the Company’s IOs, fair values have been estimated based on an internal valuation model which incorporates observable parameters of risk. Estimated future cash flows for variable IOs are based on the SWAP forward curve and discounted with the SWAP spot rate curve plus a spread. The spread over the discount rate is based on mortgage IO Z-spreads quoted by major financial institutions. Forecasted prepayments on the underlying mortgage portfolio are based on publicly available US mainland projected CPRs scaled by an empirically estimated factor that takes into consideration the prepayment experience of loans originated in Puerto Rico. The fair value of derivative financial instruments is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses of open contracts. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.

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
Loans payable: These loans represent secured lending arrangements with local financial institutions that are generally floating rate instruments, and therefore their fair value has been determined to be par.
Notes payable, advances from FHLB and securities sold under agreements to repurchase: valued utilizing discounted cash flow analysis over the remaining term of the obligation using market rates for similar instruments.
31. Derivatives
As of December 31, 2007, the Company had the following derivative financial instruments outstanding:

				Other
				Comprehensive
			(Loss) Gain for the	Loss for the
			year ended	year ended
(In thousands)	Notional Amount	Fair Value	December 31, 2007	December 31, 2007(1)
Cash Flow Hedges:
Interest rate swaps	$80,000	$(937)	$—	$(572)
Other Derivatives
Interest rate swaps	115,000	(1,951)	(11,875)	—
Interest rate caps	270,000	1,481	(676)	—
Forward contracts	29,000	(6)	8,425	—
Futures on U.S. Treasury bonds and notes	—	—	2,339	—

Total	$494,000	$(1,413)	$(1,787)	$(572)

(1)	Net of tax
As of December 31, 2006, the Company had the following derivative financial instruments outstanding:

			Gain (Loss) for the
	Notional		year ended
(In thousands)	Amount	Fair Value	December 31, 2006(1)
Interest rate swaps	$1,700,000	$22,176	$13,429

Forward contracts	931,413	5,106	3,056

Options on Futures	—	—	(2,030)

Other derivatives	2,500,000	(1,000)	1,500

Total	$5,131,413	$26,282	$15,955

(1)	Net of tax

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest margin is not, on a material basis, adversely affected by movements in interest rates. To achieve its risk management objectives, the Company uses a combination of term funding, derivative financial instruments, particularly interest rate swaps, caps, as well as other types of contracts such as forward sales commitments.
Doral Financial’s interest rate swaps had weighted average receive rates of 4.88% and 5.37% and weighted average pay rate of 4.51% and 4.02% at December 31, 2007 and 2006, respectively.
The following table discloses Doral Financial’s derivative financial instruments classification and hedging relationships:

	December 31, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives Designated as Cash Flow Hedges:
Hedging medium term bank notes and FHLB advances	$80,000	$—	$(937)	$—	$—	$—
Derivatives Not Designated as Hedges	414,000	1,481	(1,957)	5,131,413	27,282	(1,000)

Total	$494,000	$1,481	$(2,894)	$5,131,413	$27,282	$(1,000)

Cash Flow Hedges
As of December 31, 2007, the Company had $80.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2008 and October 2012. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate FHLB Advances. For the year ended December 31, 2007, no ineffectiveness was recognized. As of December 31, 2007, the amount of cash flow hedge included in accumulated other comprehensive loss, net of tax, was an unrealized loss of $0.6 million, which the Company expects to reclassify approximately $0.2 million into earnings during the next twelve months.
Trading and Non-Hedging Activities
Doral Financial held $414.0 million and $5.1 billion in notional value of derivatives not designated as hedges at December 31, 2007 and 2006, respectively. At December 31, 2007, these instruments were in a net loss position with a net estimated fair value of $476,000. At December 31, 2006, these instruments were in a net gain position with a net estimated fair value of $26.3 million. Changes in the fair value of these derivatives are reflected in current period earnings.
The Company held $115.0 million and $1.7 billion in freestanding interest rate swaps agreements as of December 31, 2007 and 2006, respectively. The $1.6 billion decrease in freestanding interest rate swaps agreements between 2007 and 2006 relates to the unwinding of swaps during the third quarter of 2007 and to the maturity of some of the instruments during the course of the period.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate caps agreements generally involve purchases of out of money caps to protect the Company from larger rate moves and to provide the company with positive convexity. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of December 31,

2007, the Company had outstanding interest rate caps with a notional amount of $270.0 million. For the year ended December 31, 2007, the Company recognized a $0.7 million loss on interest rate caps transactions.
The Company entered into forward contracts to create an economic hedge on its mortgage warehouse line. As of December 31, 2007 the Company had forwards with a notional amount of $29.0 million. The Company recorded a gain of $8.4 million for the year ended December 31, 2007, related to forward contracts. At December 31, 2006, the Company held forward contracts with a notional amount of $931.4 million, and recognized a gain of $3.1 million on these derivatives during the year then ended.
During 2007, the Company entered into certain futures on US Treasury bonds and notes in order to establish an economic hedge on its portfolio of investment securities available for sale. These transactions were unwound as a result of the sale of $1.9 billion of the portfolio during the third quarter of 2007. The Company recognized a gain on these transactions of $2.3 million.
During 2006, the Company had a derivative with a notional value of $2.5 billion resulting from certain gain-sharing agreements created in connection with certain mortgage loan sales. The Company had the right to share, on a limited basis, the gains realized by the buyers of such loans within specified time periods from subsequent sales or securitizations. The Company agreed to the termination of this contract in exchange for a monetary payment of $2.5 million.
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Doral Financial’s maximum loss related to credit risk is equal to the gross fair value of its derivative instruments. Doral Financial deals only with derivative dealers that are national market makers with strong credit ratings in its derivatives activities. The Company further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to Doral Financial when their unsecured loss positions exceed certain negotiated limits.
All the derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with credit worthy dealers. Because of these factors, Doral Financial credit risk exposure related to derivatives contracts at December 31, 2007 and 2006 was not considered material.
32. Segment Information
The Company operates in four reportable segments: mortgage banking activities, banking (including thrift operations), institutional securities operations and insurance agency activities. The Company’s segment reporting is organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.
During 2006, the Company reduced the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. As a result of Doral Securities’ operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). The Company intends to assign its contract to Doral Bank PR.
During 2006, the Company consolidated all of its mortgage origination activities under a single Doral Mortgage brand, thus eliminating the mortgage banking operations of Sana Mortgage, Centro Hipotecario and HF Mortgage Bankers.
During 2007, in connection with the recapitalization transaction, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as a wholly-owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, we have presented below segment information for the years ended December 31, 2007 with the new reportable segment structure as well as comparative segment information for the year ended December 31, 2007, 2006 and 2005, using the old report segment structure. In establishing the old reportable segment structure for the year ended December 31, 2007, the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR have been reclassified to the mortgage banking segment including the elimination of the dividend paid by Doral Bank PR to the Company as a result of the transfer.
The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies.
The following tables present net interest income, non-interest (loss) income, net (loss) income and identifiable assets for each of the Company’s reportable segments for the periods presented using the old reportable segment structure.

(In thousands)	2007	2006	2005
Net interest income
Reportable segments:
Mortgage banking	$(2,408)	$3,516	$82,871
Banking	153,032	192,873	191,170
Institutional securities	—	587	2,298
Insurance agency	—	—	2,001
Intersegment eliminations(1)	3,717	4,414	2,257

Consolidated net interest income	$154,341	$201,390	$280,597

Non-interest (loss) income
Reportable segments:
Mortgage banking	$39,929	$(40,071)	$28,327
Banking	(103,810)	(9,081)	56,784
Institutional securities	664	(315)	2,200
Insurance agency	9,545	9,135	12,153
Intersegment eliminations(1)	(21,725)	(18,895)	(36,916)

Consolidated non-interest (loss) income	$(75,397)	$(59,227)	$62,548

Net (loss) income
Reportable segments:
Mortgage banking	$(6,970)	$(237,999)	$(62,787)
Banking	(153,703)	22,396	96,968
Institutional securities	416	(308)	2,068
Insurance agency	3,213	4,152	8,393
Intersegment eliminations(1)	(13,864)	(12,142)	(31,450)

Consolidated net (loss) income	$(170,908)	$(223,901)	$13,192

Identifiable assets
Reportable segments:
Mortgage banking	$2,130,656	$2,356,997	$5,914,162
Banking	7,516,059	9,817,814	11,557,952
Institutional securities	2,850	2,066	52,579
Insurance agency	21,173	23,072	15,999
Intersegment eliminations(1)	(366,360)	(343,525)	(241,943)

Consolidated total identifiable assets	$9,304,378	$11,856,424	$17,298,749

(1)	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of the net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.
The following table presents net interest (loss) income, non-interest income (loss), net income (loss) and identifiable assets at period end for each of the Company’s reportable segments for the year ended December 31, 2007 using the new reportable segment structure. The new reportable structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR as part of the banking segment and the associated dividend payment of $155.0 million in the mortgage banking segment.

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
(In thousands)	Year ended December 31, 2007
Net interest (loss) income	$(2,408)	$153,032	$—	$—	$3,717	$154,341
Non-interest income (loss)	$188,244	$(97,124)	$664	$9,545	$(176,726)	$(75,397)
Net income (loss)	$159,469	$(165,142)	$416	$3,213	$(168,864)	$(170,908)
Identifiable assets	$2,130,656	$7,704,370	$2,850	$21,173	$(554,671)	$9,304,378

(1)	The intersegment eliminations in the above table include servicing fees paid by the parent company to the banking subsidiaries recognized as a reduction of net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees. Also the intersegment elimination includes the dividend of $155.0 million paid by Doral Bank PR to the Company as a result of the transfer.

The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)	2007	2006	2005
Net interest income
Reportable operations:
Puerto Rico	$140,022	$178,344	$261,009
Mainland U.S	14,176	22,924	19,366
Interoperation eliminations	143	122	222

Consolidated net interest income	$154,341	$201,390	$280,597

Non-interest (loss) income
Reportable operations:
Puerto Rico	$(72,154)	$(60,240)	$62,578
Mainland U.S	(2,862)	1,446	471
Interoperation eliminations	(381)	(433)	(501)

Consolidated non-interest (loss) income	$(75,397)	$(59,227)	$62,548

Net (loss) income
Reportable operations:
Puerto Rico	$(170,353)	$(228,698)	$10,398
Mainland U.S.	(535)	4,796	2,769
Interoperation eliminations	(20)	1	25

Consolidated net (loss) income(1)	$(170,908)	$(223,901)	$13,192

Identifiable assets
Reportable operations:
Puerto Rico	$9,274,627	$11,297,203	$16,724,839
Mainland U.S.	132,265	656,646	677,647
Interoperation eliminations	(102,514)	(97,425)	(103,737)

Consolidated total identifiable assets	$9,304,378	$11,856,424	$17,298,749

(1)	Net of income tax benefit of $131.9 million for 2007, income tax benefit of $51.5 million for 2006, income tax expense of $16.8 million for 2005 related to Puerto Rico operations. For the year ended December 31, 2007, 2006 and 2005, the provision for income taxes for the Company’s U.S. subsidiaries amounted to $94,000, $3.4 million and $2.3 million, respectively.
33. Quarterly Results of Operations (Unaudited)
Financial data showing results for each of the quarters in 2007, 2006 and 2005 are presented below. These results are unaudited. In the opinion of management all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement have been included:

(In thousands, except per share data)	1st	2nd	3rd	4th
2007
Interest income	$157,248	$153,243	$134,861	$133,608
Net interest income	38,164	34,629	39,435	42,113
Provision for loan and lease losses	5,989	19,322	5,062	47,841
Non-interest income (loss)	11,628	24,897	(109,569)	(2,353)
Loss before income taxes	(31,415)	(36,415)	(148,414)	(86,518)
Net loss	(37,309)	(37,478)	(62,148)	(33,973)
Net loss attributable to common shareholders	(45,634)	(45,803)	(70,472)	(42,298)
Loss per common share – Basic	(8.45)	(8.49)	(1.59)	(0.79)
Loss per common share – Diluted	(8.45)	(8.49)	(1.59)	(0.79)

2006
Interest income	$233,439	$222,676	$187,295	$178,485
Net interest income	58,616	55,443	44,148	43,183
Provision for loan and lease losses	5,173	5,872	10,126	18,658
Non-interest loss	(9,693)	(21,470)	(1,519)	(26,545)
Loss before income taxes	(22,024)	(40,720)	(27,815)	(181,449)
Net income (loss)	17,093	(50,925)	(28,654)	(161,415)
Net income (loss) attributable to common shareholders	8,768	(59,250)	(36,978)	(169,740)
Earnings (loss) per common share – Basic	1.62	(10.98)	(6.85)	(31.45)
Earnings (loss) per common share – Diluted	1.62	(10.98)	(6.85)	(31.45)

2005
Interest income	$215,529	$238,470	$248,520	$245,260
Net interest income	75,053	76,341	66,553	62,650
Provision for loan and lease losses	4,047	3,658	9,370	5,294
Non-interest income (loss)	35,014	(34,553)	79,011	(16,924)
Income (loss) before income taxes	49,613	(27,505)	65,918	(55,743)
Net income (loss)	39,229	(22,787)	40,929	(44,179)
Net income (loss) attributable to common shareholders	30,904	(31,112)	32,605	(52,504)
Earnings (loss) per common share – Basic	5.73	(5.77)	6.04	(9.73)
Earnings (loss) per common share – Diluted	5.56	(5.77)	5.96	(9.73)

34. Doral Financial Corporation (Holding Company Only) Financial Information
The following condensed financial information presents the financial position of the holding company only as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2007.

Doral Financial Corporation
(Parent Company Only)
Statements of Financial Condition	As of December 31,
(In thousands)	2007	2006
Assets:
Cash and cash equivalents	$250,428	$164,781

Investment securities:
Trading securities, at fair value	122,285	118,166
Securities available for sale, at fair value	52,861	46,841
Securities held to maturity, at amortized cost	—	117,980

Total investment securities	175,146	282,987

Loans held for sale, at lower of cost or market	194,257	722,778
Loans receivable, net	594,286	254,492
Servicing assets, net	—	176,018
Premises and equipment, net	7,098	11,067
Other assets	443,748	267,493
Investments in subsidiaries, at equity	571,619	950,745

Total assets	$2,236,582	$2,830,361

Liabilities and Stockholders’ Equity:

Securities sold under agreements to repurchase	$197,089	$252,941
Loans payable	402,701	444,443
Notes payable(1)	233,668	874,318
Accounts payable and other liabilities	56,417	355,255
Stockholders’ equity	1,346,707	903,404

Total liabilities and stockholders’ equity	$2,236,582	$2,830,361

(1)	On July 20, 2007, Doral Financial paid in full its $625.0 million floating rate senior note due on July 20, 2007.

Doral Financial Corporation
(Parent Company Only)
Statements of (Loss) Income	For the year ended December 31,
(In thousands)	2007	2006	2005
Income:
Dividends from subsidiaries	$165,059	$7,889	$46,002
Interest income	83,744	190,609	366,073
Net gain (loss) on mortgage loan sales and fees	4,163	(17,031)	(4,317)
Net (loss) gain on securities held for trading	(11,401)	(26,904)	4,863
Net loss on sale of investment securities	(5,540)	—	(40,551)
Net gain on extinguishment	—	6,154	—
Servicing income (net of mark-to-market adjustment for 2007, and net of amortization and impairment/recovery for 2006)	19,886	11,556	19,348
Other income	120	3,356	2,045

Total income	256,031	175,629	393,463

Expenses:
Interest expense	87,394	193,121	293,478
Loan servicing, administrative and general expenses	123,457	224,523	124,428
Provision (recovery) for loan losses	9,365	1,625	(37)

Total expenses	220,216	419,269	417,869

Gain (loss) before income taxes and equity in earnings of subsidiaries	35,815	(243,640)	(24,406)
Income tax (benefit) expense	(154,539)	(93,951)	10,541
Equity in undistributed (loss) earnings of subsidiaries	(361,262)	(74,212)	48,139

Net (loss) income	$(170,908)	$(223,901)	$13,192

Doral Financial Corporation
(Parent Company Only)
Statements of Cash Flows	Year ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(170,908)	$(223,901)	$13,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries	196,204	66,323	(94,141)
Loss on sale of securities	5,631	8,435	28,049
Depreciation and amortization	1,809	3,877	2,042
Mark-to-market adjustment (2007), amortization and impairment/recovery of servicing assets (2006)	6,279	35,754	22,799
Provision (recovery) for losses on loans and real estate held for sale	9,365	1,625	(37)
Stock-based compensation recognized	4,483	809	3,872
Deferred tax (benefit) provision	(155,545)	(93,951)	9,002
Originations and purchases of loans held for sale	(38,640)	(1,153,767)	(2,653,813)
Principal repayments and sales of loans held for sale	106,894	4,252,438	2,274,288
Decrease in trading securities	111,272	99,613	39,350
Dividends received from subsidiaries	165,059	7,889	46,002
Decrease in prepaid expenses and other assets	206,677	13,181	40,469
(Decrease) increase in accounts payable and other liabilities	(415,138)	59,180	120,351

Total adjustments	204,350	3,301,406	(161,767)

Net cash provided by (used in) operating activities	33,442	3,077,505	(148,575)

Cash flows from investing activities:
Principal repayments and maturities of securities held to maturity	1,592	1,906	11,273
Purchases of securities available for sale	—	(46,023)	(2,132,833)
Principal repayments and sales of securities available for sale	170,632	193	2,433,954
Net (increase) decrease of loans receivables	(3,575)	26,487	12,057
Additions to premises and equipment	(904)	—	(7,817)
Disposition of premises and equipment	3,064	—	—
Proceeds from sale of servicing assets	7,000	—	—
Purchase of servicing assets	—	(209)	(4,421)
Return of investment	35,939	8,111	12,001

Net cash provided by (used in) investing activities	213,748	(9,535)	324,214

Cash flows from financing activities:
Decrease in securities sold under agreements to repurchase	(55,852)	(157,113)	(285,824)
(Decrease) increase in loans payable	(41,742)	(3,092,141)	89,779
Decrease in notes payable	(640,650)	(82,594)	(129,646)
Issuance of common stock, net	610,000	95	119
Dividends paid	(33,299)	(41,933)	(100,213)

Net cash used in by financing activities	(161,543)	(3,373,686)	(425,785)

Net increase (decrease) in cash and cash equivalents	85,647	(305,716)	(250,146)
Cash and cash equivalents at beginning of year	164,781	470,497	720,643

Cash and cash equivalents at the end of year	$250,428	$164,781	$470,497

During 2007, the parent company received dividends amounted to $165.1 million from Doral Bank PR and Doral Bank NY.
In connection with the Recapitalization, on July 19, 2007, Doral Financial transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary, and on July 26, 2007, sold the branch network of Doral Bank NY. In connection with these transactions, Doral Bank PR obtained regulatory approval to pay a $155.0 million cash dividend to the holding company and Doral Bank NY received regulatory approval to effect a capital distribution to the holding company in the amount of $50.0 million, of which $45.0 million was paid on July 30, 2007.
During 2006, the parent company received dividends of $7.9 million from Doral Securities.

     As a state non-member bank, Doral Bank PR’s ability to pay dividends is limited by the Puerto Rico Banking Law which requires that a reserve fund be maintained in an amount equal to at least 20% of the outstanding capital of the institution. The payment of dividends by Doral Bank PR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels described in Note 3, above.
     Savings banks, such as Doral Bank NY, that meet all applicable capital requirements may make distributions in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income from the preceding two years, without an application to the OTS. See Note 26, for additional information regarding restrictions to pay dividends.
35. Subsequent Events
     General
     Termination of Cease and Desist Order. Effective January 14, 2008 and in recognition of the corrective actions taken, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Commissioner terminated the March 16, 2006 Cease and Desist Order (the “Former Order”) applicable to the Company’s Puerto Rico banking subsidiary, Doral Bank PR (“Doral Bank PR”). The Former Order was similar to the consent order between Doral Financial and the Federal Reserve and related to safety and soundness issues in connection with the announcement by the Company in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004. Under the terms of the Former Order, Doral Bank PR could not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior approval of the FDIC and the Office of the Commissioner.
     BSA Cease and Desist Order. On February 19, 2008 Doral entered into a consent order with the FDIC related to failure to comply with the requirements of the Bank Secrecy Act. See Note 26, for additional information.
     Insurance Portfolio acquired by Doral Insurance Agency, Inc. On February 27, 2008, Doral Insurance Agency announced the acquisition of an insurance portfolio of approximately 11,000 policies from Citiseguros P.R. Inc., a subsidiary of Citibank, N.A.-Puerto Rico, for a premium of approximately $1.5 million.
     Agreement with the PR Treasury Department. During the first quarter of 2008, the Company obtained a ruling from the PR Treasury Department. This ruling will permit the Company to transfer certain deductions to profitable entities and will thereby be able to realize certain deferred tax assets.