Form 10-Q
period 2008-03-31
DORAL FINANCIAL CORP
filed 2008-05-13
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 53,810,110 outstanding as of April 30, 2008.

DORAL FINANCIAL CORPORATION
INDEX PAGE

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS
Cash and due from banks	$84,016	$67,884

Money market investments:
Money market investments with creditors’ right to repledge	10,994	199,795
Other money market investments	478,124	317,490

Total money market investments	489,118	517,285

Securities purchased under agreements to resell	—	204,000

Pledged investment securities that can be repledged:
Securities held for trading, at fair value	1,888	14,070
Securities available for sale, at fair value	1,742,022	891,961

Total pledged investment securities that can be repledged	1,743,910	906,031

Other investment securities:
Securities held for trading, at fair value	203,242	262,392
Securities available for sale, at fair value	1,519,706	1,029,979
Federal Home Loan Bank of NY (FHLB) stock, at cost	120,442	73,867

Total other investment securities	1,843,390	1,366,238

Total investment securities	3,587,300	2,272,269

Loans:
Loans held for sale, at lower of cost or market	376,688	418,556
Loans receivable, net of allowance for loan and lease losses (2008 - $121,182; 2007 - $124,733)	5,028,531	4,926,200

Total loans	5,405,219	5,344,756

Receivables and mortgage-servicing advances	60,682	62,098
Accrued interest receivable	43,225	42,434
Servicing assets, net	139,570	150,238
Premises and equipment, net	104,591	106,317
Real estate held for sale, net	41,116	38,154
Assets to be disposed of by sale	8,496	8,970
Deferred tax asset	404,777	392,860
Other assets	103,327	97,113

Total assets	$10,471,437	$9,304,378

LIABILITIES
Deposits:
Non-interest-bearing deposits	$279,070	$242,821
Interest-bearing deposits	3,849,465	4,025,203

Total Deposits	4,128,535	4,268,024
Securities sold under agreements to repurchase	2,182,152	1,444,363
Advances from FHLB	1,819,000	1,234,000
Loans payable	388,926	402,701
Notes payable	281,308	282,458
Accrued expenses and other liabilities	392,611	326,125

Total liabilities	9,192,532	7,957,671

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 53,810,110 shares issued and outstanding	538	538
Additional paid-in capital	849,081	849,081
Legal surplus	23,596	23,596
Accumulated deficit	(77,233)	(66,610)
Accumulated other comprehensive loss, net of income tax benefit of $14,875 and $6,075 in 2008 and 2007, respectively	(90,327)	(33,148)

Total stockholders’ equity	1,278,905	1,346,707

Total liabilities and stockholders’ equity	$10,471,437	$9,304,378

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2008	2007
Interest income:
Loans	$85,382	$89,593
Mortgage-backed securities	19,102	22,240
Interest-only strips (“IOs”)	1,674	1,494
Investment securities	14,766	27,812
Other interest-earning assets	7,184	16,109

Total interest income	128,108	157,248

Interest expense:
Deposits	42,648	42,788
Securities sold under agreements to repurchase	18,313	39,636
Advances from FHLB	17,258	13,608
Loans payable	5,509	7,628
Notes payable	5,336	15,424

Total interest expense	89,064	119,084

Net interest income	39,044	38,164

Provision for loan and lease losses	4,786	5,989

Net interest income after provision for loan and lease losses	34,258	32,175

Non-interest income:
Net gain (loss) on mortgage loan sales and fees	2,368	(537)
Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	7,668	(1,978)
Net gain (loss) on sale of investment securities	194	(268)
Servicing (loss) income (net of mark-to-market adjustment)	(2,711)	6,000
Commissions, fees and other income	9,860	8,411

Total non-interest income	17,379	11,628

Non-interest expenses:
Compensation and benefits	19,078	26,562
Taxes, other than payroll and income taxes	2,422	2,847
Advertising	2,232	1,362
Professional services	5,934	19,442
Communication and information systems	5,480	4,054
Occupancy and other office expenses	5,969	6,299
Depreciation and amortization	4,055	5,051
Other	9,393	9,601

Total non-interest expenses	54,563	75,218

Loss before income taxes	(2,926)	(31,415)
Income tax (benefit) expense	(628)	5,894

Net loss	$(2,298)	$(37,309)

Net loss attributable to common shareholders	$(10,623)	$(45,634)

Net loss per common share(1):

Basic	$(0.20)	$(8.45)

Diluted	$(0.20)	$(8.45)

(1)	Net loss per common share for the quarter ended March 31, 2007 reflects the 1-for-20 reverse stock split effective August 17, 2007.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2008	2007
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK	538	107,948

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	849,081	166,495
Stock-based compensation recognized	—	323

Balance at end of period	849,081	166,818

LEGAL SURPLUS	23,596	23,596

(ACCUMULATED DEFICIT) RETAINED EARNINGS:
Balance at beginning of period	(66,610)	139,051
Net loss	(2,298)	(37,309)
Cumulative effect of accounting change (adoption of SFAS No. 156)	—	926
Cash dividends declared on preferred stock	(8,325)	(8,325)

Balance at end of period	$(77,233)	$94,343

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(33,148)	(106,936)
Other comprehensive (loss) income , net of deferred tax	(57,179)	9,778

Balance at end of period	(90,327)	(97,158)

Total stockholders’ equity	$1,278,905	$868,797

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2008	2007
Net loss	$(2,298)	$(37,309)

Other comprehensive (loss) income, before tax:

Unrealized (losses) gains on securities arising during the period	(62,618)	9,782
Amortization of unrealized loss on securities reclassified to held to maturity	—	11

Reclassification of realized (gains) losses included in net loss	(194)	268

Other comprehensive (loss) income on investment securities, before tax	(62,812)	10,061

Income tax benefit (expense) related to investment securities	8,800	(283)

Other comprehensive (loss) income on investment securities, net of tax	(54,012)	9,778

Other comprehensive loss on cash flow hedge, net of tax	(3,167)	—

Other comprehensive (loss) income, net of tax	(57,179)	9,778

Comprehensive loss, net of tax	$(59,477)	$(27,531)

Accumulated other comprehensive loss, net of tax

Other comprehensive loss on investment securities	$(86,589)	$(97,158)
Other comprehensive loss on cash flow hedge	(3,738)	—

Total accumulated other comprehensive loss, net of tax	$(90,327)	$(97,158)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,298)	$(37,309)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	—	323
Depreciation and amortization	4,055	5,051
Mark-to-market adjustment of servicing assets	11,597	5,725
Deferred tax provision	(975)	5,228
Provision for loan and lease losses	4,786	5,989
Accretion of discount on loans, investment securities and debt	(7,782)	(2,058)
Unrealized loss on loans held for sale	10	1,145
Net decrease in loans held for sale	(3,649)	(59,478)
(Gain) loss on sale of securities	(2,959)	2,269
Unrealized (gain) loss on trading securities	(5,582)	135
Decrease in securities held for trading	60,361	46,182
Amortization and net gain in the fair value of IOs	(390)	2,691
Decrease in derivative instruments	7,526	8,873
Decrease in receivables and mortgage servicing advances	1,416	2,326
(Increase) decrease in accrued interest receivable	(791)	10,941
Increase in other assets	(8,371)	(11,931)

Decrease in accrued expenses and other liabilities	(35,279)	(19,161)

Total adjustments	23,973	4,250

Net cash provided by (used in) operating activities	21,675	(33,059)

Cash flows from investing activities:
Purchases of securities available for sale	(1,550,587)	—
Principal repayment and sales of securities available for sale	315,659	387,752
Principal repayment and maturities of securities held to maturity	—	108,353
Increase in FHLB stock	(46,575)	—
Net (increase) decrease of loans receivable	(117,491)	139,774
Purchases of premises and equipment	(2,329)	(1,457)
Proceeds from assets to be disposed of by sale	474	—
Proceeds from sales of real estate held for sale	3,162	1,605

Net cash (used in) provided by investing activities	(1,397,687)	636,027

Cash flows from financing activities:
Decrease in deposits	(139,489)	(19,500)
Increase (decrease) in securities sold under agreements to repurchase	737,789	(239,635)
Proceeds from advances from FHLB	1,030,000	150,000
Repayment of advances from FHLB	(445,000)	(150,000)
Repayment of secured borrowings	(13,775)	(11,658)
Repayment of notes payable	(1,223)	(1,132)
Dividends paid	(8,325)	(8,325)

Net cash provided by (used in) financing activities	1,159,977	(280,250)

Net (decrease) increase in cash and cash equivalents	$(216,035)	$322,718
Cash and cash equivalents at beginning of period	789,169	1,145,861

Cash and cash equivalents at the end of period	$573,134	$1,468,579

Cash and cash equivalents includes:
Cash and due from banks	$84,016	$163,795
Money market investments	489,118	1,304,784

	$573,134	$1,468,579

Supplemental schedule of non-cash activities:
Loan securitizations	$49,325	$41,702

Reclassification of securities from the held for trading portfolio to the available for sale portfolio	$68,520	$—

Reclassification from the held for sale portfolio to the loans receivable portfolio	$48,185	$—

Reclassification of securities held to maturity to held for trading in connection with the agreement to sell certain assets of Doral Bank NY	$—	$91,656

Reclassification of loans receivable to loans held for sale in connection with the agreement to sell certain assets of Doral Bank NY	$—	$205,629

Reclassification of premises and equipment to assets to be disposed on sale	$—	$22,448

Loans foreclosed	$6,108	$8,927

Capitalization of servicing assets	$929	$1,184

Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	$—	$926

Supplemental information for cash flows:
Cash used to pay interest	$93,763	$118,849

Cash used to pay income taxes	$6,939	$2,390

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, Doral Mortgage LLC (“Doral Mortgage”), Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. On July 18, 2007, Sana Mortgage Corporation (“Sana”) was merged with and into Doral Mortgage and Centro Hipotecario de Puerto Rico (“Centro Hipotecario”) was merged with and into Doral Financial. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) detailed in notes “c” and “x” below. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) has been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

b.	The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

c.	The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. This statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that are used to measure fair value:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
The Company applied the fair value framework established by SFAS No. 157 to the following financial assets and liabilities: securities available for sale, securities held for trading, loans held for sale, loans held for investment, mortgage servicing rights (MSRs) and derivatives. Please refer to note “x” for further information.

On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”. This statement delays the effective date of SFAS No. 157, except for items that are disclosed at fair value in the financial statements on a recurring basis (at least annually). Delayed application of SFAS No. 157 is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Therefore, we have elected to delay application of SFAS No. 157 for nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, goodwill and other real estate owned.

d.	At March 31, 2008, escrow funds and custodial accounts included approximately $94.8 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $22.2 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $17.5 million and $17.0 million, respectively, as of March 31, 2008.

e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended
	March 31,
(Dollars in thousands, except per share amounts)	2008	2007
Net Loss:

Net loss	$(2,298)	$(37,309)

Convertible preferred stock dividend	(4,097)	(4,097)

Nonconvertible preferred stock dividend	(4,228)	(4,228)

Net loss attributable to common shareholders	$(10,623)	$(45,634)

Weighted-Average Shares(1) (2):

Basic weighted-average number of common shares outstanding	53,810,110	5,397,412

Diluted weighted-average number of common shares outstanding	53,810,110	5,397,412

Net Loss per Common Share(2):

Basic	$(0.20)	$(8.45)

Diluted	$(0.20)	$(8.45)

(1)	For the quarters ended March 31, 2008 and 2007, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Weighted-average shares and net loss per common share for the quarter ended March 31, 2007 reflects the 1-for-20 reverse stock split effective August 17, 2007.
f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91,

“Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of loans and are offset against net gains on loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.
Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended
	March 31,
(In thousands)	2008	2007
Employee costs, gross	$21,270	$28,278
Deferred costs pursuant to SFAS 91	(2,192)	(1,716)

Employee cost, net	$19,078	$26,562

Other expenses, gross	$9,483	$10,592
Deferred costs pursuant to SFAS 91	(90)	(991)

Other expenses, net	$9,393	$9,601

As of March 31, 2008, the Company had a net deferred origination fee on loans held for sale and loans receivable amounting to approximately $158,000 ($879,000 as of December 31, 2007) and $11.0 million ($10.9 million as of December 31, 2007), respectively.

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

During 2006, the Company reduced the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result, Doral Securities’ operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. The Company intends to assign its contract to Doral Bank PR.

During 2007, in connection with the recapitalization transaction, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as a wholly owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, we have presented below segment information for the quarter ended March 31, 2008 with the new reportable segment structure as well as comparative segment information for the quarters ended March 31, 2008 and 2007, using the old report segment structure. In establishing the old reportable segment structure for the quarter ended March 31, 2008, the servicing asset and the related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR have been reclassified to the mortgage banking segment.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies.

The following tables present net interest income (loss), non-interest income (loss), net (loss) income and identifiable assets for each of the Company’s reportable segments for the periods presented using the old reportable segment structure.

	Mortgage		Institutional	Insurance	Intersegment
(In thousands)	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
	QUARTER ENDED MARCH 31, 2008
Net interest income	$4,895	33,795	—	—	354	$39,044
Non-interest income (loss)	$6,361	15,264	138	3,014	(7,398)	$17,379
Net income (loss)	$3,417	(2,269)	31	1,377	(4,854)	$(2,298)
Identifiable assets	$2,131,266	8,802,468	1,952	22,636	(486,885)	$10,471,437

	QUARTER ENDED MARCH 31, 2007

Net interest (loss) income	$(4,342)	40,760	—	—	1,746	$38,164
Non-interest income (loss)	$13,578	(2,429)	144	2,560	(2,225)	$11,628
Net (loss) income	$(43,653)	5,171	48	1,184	(59)	$(37,309)
Identifiable assets	$2,370,367	9,417,243	1,574	25,000	(278,571)	$11,535,613

(1)	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of the net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.
The following table presents net interest income, non-interest income (loss), net income (loss) and identifiable assets for each of the Company’s reportable segments for the quarter ended March 31, 2008 using the new reportable segment structure. The new reportable structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR as part of the banking segment.

	Mortgage		Institutional	Insurance	Intersegment
(In thousands)	Banking	Banking	Securities	Agency	Eliminations	Totals
	QUARTER ENDED MARCH 31, 2008
Net interest income	$4,895	33,795	—	—	354	$39,044
Non-interest income (loss)	$7,645	13,980	138	3,014	(7,398)	$17,379
Net income (loss)	$5,774	(4,626)	31	1,377	(4,854)	$(2,298)
Identifiable assets	$2,131,266	8,968,115	1,952	22,636	(652,532)	$10,471,437
The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED MARCH 31, 2008
Net interest income	$37,660	1,313	71	$39,044
Non-interest income (loss)	$16,905	602	(128)	$17,379
Net (loss) income	$(2,898)	588	12	$(2,298)
Identifiable assets	$10,402,038	147,883	(78,484)	$10,471,437

(In thousands)
	QUARTER ENDED MARCH 31, 2007
Net interest income	$33,100	5,036	28	$38,164
Non-interest income (loss)	$16,982	(5,261)	(93)	$11,628
Net loss	$(35,126)	(2,182)	(1)	$(37,309)
Identifiable assets	$10,978,891	651,633	(94,911)	$11,535,613
h.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of March 31, 2008 and December 31, 2007.

SECURITIES HELD FOR TRADING	MARCH 31,	DECEMBER 31,
(In thousands)	2008	2007
Mortgage-Backed Securities:
GNMA Exempt	$—	$33,678
GNMA Taxable	—	11,928
CMO Agencies	5	287
CMO Private Label	1,517	15,777
FHLMC and FNMA	—	8,693
Variable Interest-Only Strips	50,774	51,074
Fixed Interest-Only Strips	764	854
U.S. Treasury Notes	151,078	152,695
Derivatives(1)	992	1,476

Total	$205,130	$276,462

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty; provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $296.0 million as of March 31, 2008 and $414.0 million as of December 31, 2007. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
In January 2008, the Company transferred $68.5 million from the held for trading portfolio to the available for sale portfolio as a result of a reassessment of the intention to trade these securities or to sell them in the short term. This transfer was the final part of the Company’s reassessment of its investment portfolio as a result of the Company’s Recapitalization. The Recapitalization significantly changed Doral Financial’s liquidity position which resulted in the Company’s decision to include these assets as core medium to long term investments.

2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of March 31, 2008 and December 31, 2007.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2008

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

Mortgage-Backed Securities
GNMA
Due from one to five years	$1,024	$17	$—	$1,041	5.00%
Due from five to ten years	569	14	—	583	6.39%
Due over ten years	47,045	185	63	47,167	5.80%

FHLMC and FNMA
Due from five to ten years	957	—	5	952	3.60%
Due over ten years	1,001,461	8,910	529	1,009,842	5.34%

CMO Agencies
Due over ten years	222,091	894	1,288	221,697	4.53%

CMO Private Label
Due over ten years	939,194	—	117,298	821,896	5.01%

Debt Securities
FHLB Notes
Due from one to five years	100,409	3,677	—	104,086	4.16%
Due over ten years	273,595	805	610	273,790	5.10%

FNMA Notes
Due within one year	46,739	329	—	47,068	4.19%
Due from one to five years	200,000	1,750	—	201,750	3.56%
Due over ten years	49,989	55	—	50,044	6.00%

FHLB Zero Coupon
Due over ten years	139,324	—	454	138,870	6.01%

FHLMC Zero Coupon
Due over ten years	245,714	1,665	—	247,379	5.83%

FHLMC Notes
Due over ten years	50,000	—	—	50,000	5.50%

P.R. Housing Bank
Due over ten years	4,635	—	—	4,635	5.50%

Other
Due within one year	6,900	14	6	6,908	3.98%
Due from one to five years	25,545	416	—	25,961	4.44%
Due over ten years	8,000	269	210	8,059	5.61%

	$3,363,191	$19,000	$120,463	$3,261,728	5.09%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2007

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

Mortgage-Backed Securities
GNMA
Due from one to five years	$374	$9	$—	$383	6.39%
Due over ten years	3,694	145	3	3,836	6.91%

FNMA
Due over ten years	260,143	4,297	558	263,882	6.05%

CMO Agencies
Due over ten years	7,000	—	659	6,341	6.10%

CMO Private Label
Due over ten years	530,997	—	28,285	502,712	6.22%

Debt Securities
FHLB Notes
Due from one to five years	100,458	1,165	—	101,623	4.16%
Due over ten years	273,595	—	3,376	270,219	5.10%

FNMA Notes
Due within one year	46,000	—	—	46,000	4.60%
Due over ten years	49,990	—	43	49,947	6.00%

FHLB Zero Coupon
Due over ten years	137,131	—	2,688	134,443	6.01%

FHLMC Zero Coupon
Due over ten years	242,281	155	162	242,274	5.83%

FHLMC Notes
Due over ten years	50,000	12	—	50,012	5.50%

P.R. Housing Bank
Due over ten years	4,635	9	—	4,644	5.50%

U.S. Treasury Bonds
Due over ten years	234,361	—	8,768	225,593	4.21%

Other
Due within one year	6,899	11	20	6,890	3.98%
Due from one to five years	5,025	21	—	5,046	5.15%
Due over ten years	8,001	231	137	8,095	5.61%

	$1,960,584	$6,055	$44,699	$1,921,940	5.56%

i.	The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007.
SECURITIES AVAILABLE FOR SALE

	As of March 31, 2008
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	63	$24,171	$61	1	$165	$2	64	$24,336	$63
FNMA	9	254,887	525	2	1,664	9	11	256,551	534
CMO Agencies	4	139,584	856	3	6,085	432	7	145,669	1,288
CMO Private Label	12	414,366	117,298	—	—	—	12	414,366	117,298
Debt Securities
FNMA Notes	—	—	—	1	54,389	610	1	54,389	610
FHLB Zero Coupon	—	—	—	1	138,870	454	1	138,870	454
Other	1	2,790	210	1	3,894	6	2	6,684	216

	89	$835,798	$118,950	9	$205,067	$1,513	98	$1,040,865	$120,463

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2007
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	—	$—	$—	1	$165	$3	1	$165	$3
FNMA	—	—	—	1	32,556	558	1	32,556	558
CMO Agencies	—	—	—	4	6,341	659	4	6,341	659
CMO Private Label	9	502,712	28,285	—	—	—	9	502,712	28,285
Debt Securities
FNMA Notes	—	—	—	4	95,947	43	4	95,947	43
FHLB Notes	—	—	—	5	270,219	3,376	5	270,219	3,376
FHLB Zero Coupon	—	—	—	2	134,443	2,688	2	134,443	2,688
FHLMC Zero Coupon	—	—	—	2	158,229	162	2	158,229	162
US Treasury	—	—	—	2	225,593	8,768	2	225,593	8,768
Other	1	2,863	137	1	3,880	20	2	6,743	157

	10	$505,575	$28,422	22	$927,373	$16,277	32	$1,432,948	$44,699

The securities held by the Company are principally mortgage-backed securities guaranteed by mortgages or a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. The Company has the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other that temporary impairment loss has been recognized.
Doral Financial’s investment portfolio, is mostly composed of debt securities with AAA rating. As of March 31, 2008, the only positions showing significant unrealized losses were the U.S. Private Label CMO’s that were purchased during the fourth quarter of 2007 as part of the Company’s asset purchase program. The PR Private Label CMO’s are comprised of subordinate tranches of securitizations that Doral made in 2006. The price performance of these bonds has been driven by the events in the U.S. mortgage market and not by the deal performance fundamentals. The delinquency trends of these Doral securitizations diverge dramatically from the performance of similar U.S. mortgage backed assets. This is principally due to the fact that PR does not have the housing crisis of the magnitude of the U.S. Given the already depressed prices at which these bonds were transferred and the fact that the underlying delinquency of the loans is well behaved, management expects to hold these assets until value is recovered.

The effects of this market turmoil could last through the end of 2008 but management expects that the Company will receive principal and interest due from these positions in a timely fashion. Furthermore, Doral Financial is able to finance these positions with the FHLB therefore providing the capacity to hold the positions until value is recovered. Doral Financial also has excess funding capacity should it be required.

j.	The following table sets forth certain information regarding Doral Financial’s loans held for sale as of the dates indicated:
LOANS HELD FOR SALE

(In thousands)	MARCH 31, 2008	DECEMBER 31, 2007
Conventional single family residential loans	$178,733	$189,995
FHA/VA loans	155,144	141,601
Construction and commercial real estate loans	42,811	86,960

Total loans held for sale (1)	$376,688	$418,556

(1)	At March 31, 2008 and December 31, 2007, the loans held for sale portfolio includes $1.2 million and $2.0 million, respectively, related to interest-only loans.
During the first quarter of 2008, the Company transferred $48.0 million from the loans held for sale portfolio to the loans receivable portfolio. The Company transferred the loans because were deemed not salable to the Agencies.
As of March 31, 2008, loans held for sale amounting to $182.5 million were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At March 31, 2008 and December 31, 2007, the loans held for sale portfolio includes $125.5 million and $126.0 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

k.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET

	MARCH 31, 2008		DECEMBER 31, 2007
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$560,603	11%	$588,175	12%
Residential mortgage loans	3,427,291	66%	3,340,162	66%
Commercial — secured by real estate	796,730	15%	767,441	15%
Consumer — other:
Personal loans	47,467	1%	44,810	1%
Auto loans	173	0%	195	0%
Credit cards	22,306	0%	19,047	0%
Overdrawn checking accounts	1,061	0%	164	0%
Revolving lines of credit	26,411	1%	26,941	1%
Lease financing receivables	30,804	1%	33,457	1%
Commercial non-real estate	138,259	3%	126,484	2%
Loans on savings deposits	9,705	0%	11,037	0%
Land secured	120,775	2%	119,232	2%

Loans receivable, gross(2)	5,181,585	100%	5,077,145	100%

Less:
Discount on loans transferred(3)	(17,542)		(17,615)
Unearned interest and deferred loan fees, net	(14,330)		(8,597)
Allowance for loan and lease losses	(121,182)		(124,733)

	(153,054)		(150,945)

Loans receivable, net	$5,028,531		$4,926,200

(1)	Includes $419.6 million and $422.4 million of construction loans for residential housing projects as of March 31, 2008 and December 31, 2007, respectively. Also includes $141.0 million and $165.8 million of construction loans for commercial, condominiums and multifamily projects as of March 31, 2008 and December 31, 2007, respectively.

(2)	Includes $56.2 million and $56.4 million of interest-only loans, as of March 31, 2008 and December 31, 2007, respectively.

(3)	Related to $1.4 billion of loans transferred during the second and third quarters of 2007, from the loans held for sale portfolio to the loans receivable portfolio.
As of March 31, 2008, loans receivable amounting to $204.2 million were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Company determines that loans are impaired. Should the appraisal show a deficiency, the Company records specific reserve for the underlying loan.
As of March 31, 2008, Doral Financial evaluated a total of approximately $308.2 million of construction and commercial loans for impairment. The Company had specific allowances amounting to $47.0 million, with respect to $251.0 million in outstanding balances of construction and commercial loans, which were impaired as of March 31, 2008.
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
During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“the Program”) with the purpose of aiding borrowers with seriously delinquent mortgage loans to get back into financial stability. Under the Program, borrowers prove future payment capacity by making three monthly payments. The Company is not reducing rates or forgiving principal or interest. The Program was designed to comply with all laws and regulations. As of the end of the first quarter of 2008, the Company had fully restructured and processed into the system $57.1 million of mortgage loans. The Company has made the determination that the loans restructured under the Program fit the definition of Troubled Debt Restructurings (“TDR”) as defined by the Standard of Financial Accounting 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the periods indicated.
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$124,733	$67,233
Provision for loan and lease losses	4,786	5,989
Losses charged to the allowance	(9,053)	(1,921)
Recoveries	716	62
Other(1)	—	(400)

Balance at end of period	$121,182	$70,963

(1)	Represents the portion of allowance for loans transferred from the loans receivable portfolio to the loans held for sale portfolio, in connection with the sale of certain assets of Doral Bank NY during the first quarter of 2007.
l.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2008, the outstanding principal balance of the bonds was $48.8 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2008 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

m.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.

Effective January 1, 2007, under SFAS No. 156, “Accounting for Servicing of Financial Assets”, Doral Financial elected to apply fair value accounting to its mortgage servicing rights (“MSRs”). The Company determines the fair value of its MSRs on the basis of a third party market valuation for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.

The changes in servicing assets measured using the fair value method for the quarters ended March 31, 2008 and 2007 are shown below:

	QUARTER ENDED
	MARCH 31,
(In thousands)	2008	2007
Balance at beginning of period	$150,238	$177,884
Capitalization of servicing assets	929	1,184
Change in fair value	(11,597)	(5,725)

Balance at end of period(1)	$139,570	$173,343

(1)	Outstanding balance of loans serviced for third parties amounted to $9.9 billion and $11.7 billion as of March 31, 2008 and 2007, respectively.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at March 31, 2008 and March 31, 2007 was 6.5 years and 6.2 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
The following tables show the changes in the Company’s interest-only strips for each of the periods shown:
INTEREST-ONLY STRIPS ACTIVITY

	QUARTER ENDED
	MARCH 31,
(In thousands)	2008	2007
Balance at beginning of period	$51,928	$49,926
Amortization	(1,067)	(1,856)
Gain on the IO value	677	4,547

Balance at end of period	$51,538	$52,617

At March 31, 2008, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). These models resulted in constant prepayment rates of 13.03% and 14.26% for the Company’s servicing assets and 10.27% and 12.10% for the Company’s IOs, for the quarters ended March 31, 2008 and 2007, respectively, and in discount rates of 11.44% and 11.76% for the Company’s servicing assets and 14.43% and 11.62% for the Company’s IOs, for the quarters ended March 31, 2008 and 2007, respectively. Whereas the Company continues to generate new MSRs, which impact the average life of the portfolio, it has not created IOs since 2005. Over time, the difference in “burn-out” between the portfolios leads to differences in the corresponding prepayment speeds.
The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to their components; the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of a review by management of current liquidity conditions in the Puerto Rico and U.S. secondary market for non-conforming loans, the liquidity premium incorporated in the model is 500 basis points over the curve, increased by 200 basis points during the fourth quarter of 2007, as adjusted by the Z-spread. Doral Financial obtains the Z-spread from major investment banking firms. The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2008, were as follows:

	Servicing	Interest-
(Dollars in thousands)	Assets	Only Strips
Carrying amount of retained interest	$139,570	$51,538
Weighted-average expected life (in years)	6.5	5.5

Constant prepayment rate (weighted-average annual rate)	13.03%	10.27%
Decrease in fair value due to 10% adverse change	(4,784)	(1,606)
Decrease in fair value due to 20% adverse change	(9,189)	(3,133)

Residual cash flow discount rate (weighted-average annual rate)	11.44%	14.43%
Decrease in fair value due to 10% adverse change	(5,092)	(1,272)
Decrease in fair value due to 20% adverse change	(9,833)	(2,472)
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
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of March 31, 2008, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.
(Dollars in thousands)

Change in Interest	Constant Prepayment	Weighted-Average Expected Life	Change in Fair	Percentage of
Rates (basis points)	Rate	(Years)	Value of IOs	Change
+200	6.53%	6.9	$(5,112)	(9.9)%
+100	7.63%	6.5	(1,976)	(3.8)%
+50	8.70%	6.1	(787)	(1.5)%
Base	10.27%	5.5	0	0%
-50	12.41%	4.9	281	0.5%
-100	13.93%	4.5	1,893	3.7%
-200	15.66%	4.2	7,491	14.5%
n.	Stock Option and Other Incentive Plans. In connection with the recapitalization transaction and in accordance with the provisions of the stock purchase agreement between the Company and Doral Holdings, on July 17, 2007, the Board of Directors ratified and approved the resolutions of the Compensation Committee to accelerate and terminate all stock options outstanding under the Company’s Omnibus Incentive Plan and the 1997 Employee Stock Option Plan effective upon the issuance of the shares of the Company’s common stock to Doral Holdings.

In connection with the closing of the sale of shares of common stock to Doral Holdings all stock options outstanding as July 19, 2007 were terminated.

o.	The following table summarizes deposit balances:

	MARCH 31,	DECEMBER 31,
(In thousands)	2008	2007
Certificates of deposit	$2,788,345	$2,998,684
Regular savings	328,085	317,436
NOW accounts	379,251	394,036
Money markets accounts	357,920	315,047

Total interest-bearing	3,853,601	4,025,203
Non interest-bearing deposits	274,934	242,821

Total deposits	$4,128,535	$4,268,024

p.	As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of SFAS No. 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2008	2007
Non-callable repurchase agreements with maturities less than or equal to 90 days, at various fixed rates averaging 2.54% and 5.56% at March 31, 2008 and December 31, 2007, respectively	$434,124	$17,035

Non-callable repurchase agreements with maturities ranging from February 2009 to April 2013 (2007 - May 2010 to June 2010), at various fixed rates averaging 3.70% and 4.15% at March 31, 2008 and December 31, 2007, respectively	965,500	550,000

Non-callable repurchase agreement with a maturity of January 2008, tied to 3-month LIBOR adjustable quarterly, at a rate of 5.15% at December 31, 2007	—	94,800

Callable repurchase agreements with maturities ranging from August 2009 to February 2014, at various fixed rates averaging 5.50% at March 31, 2008 and December 31, 2007, respectively	782,528	782,528

	$2,182,152	$1,444,363

q.	Advances from FHLB consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2008	2007
Non-callable advances with maturities ranging from April 2008 to March 2013 (2007 – March 2008 to October 2012), at various fixed rates averaging 3.68% and 4.60% at March 31, 2008 and December 31, 2007, respectively	$1,120,000	$535,000

Non-callable advance due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 4.61% and 5.21% at March 31, 2008 and December 31, 2007, respectively	200,000	200,000

Non-callable advances with maturities ranging from September 2008 to November 2012, tied to 1-month LIBOR adjustable monthly, at a rate of 2.69% and 4.88% at March 31, 2008 and December 31, 2007, respectively	195,000	195,000

Callable advances with maturities ranging from July 2009 to March 2012, at various fixed rates averaging 5.40% at March 31, 2008 and December 31, 2007, respectively, callable at various dates beginning on April 2008. (2007 - January 2008)	304,000	304,000

	$1,819,000	$1,234,000

At March 31, 2008, the Company had pledged qualified collateral in the form of mortgage and investment securities with a market value of $2.3 billion to secure the above advances from FHLB, which the counterparty is generally not permitted to sell or repledge.

r.	At March 31, 2008 and December 31, 2007, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2008,	2007
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 4.89% and 6.85% at March 31, 2008 and December 31, 2007, respectively	$364,411	$377,487

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.45% and 7.43% at March 31, 2008 and December 31, 2007, respectively	24,515	25,214

	$388,926	$402,701

At March 31, 2008 and December 31, 2007, $182.5 million and $189.0 million, respectively, of loans held for sale and $204.2 million and $212.5 million, respectively, of loans receivable were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

s.	Notes payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2008	2007
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	$98,344	$98,307

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,652	29,634

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,334	39,322

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,429	29,423

Bonds payable secured by mortgage on building at fixed rates ranging from 6.35% to 6.90%, with maturities ranging from June 2008 to December 2029, paying interest monthly	41,190	41,190

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Note payable with a local financial institution, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly	35,759	36,982

	$281,308	$282,458

t.	Income Taxes

Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter ended March 31, 2008, the income tax for the Company’s U.S. subsidiaries amounted to $200,000 compared to an income tax benefit of $1.9 million for the comparable 2007 period.

The maximum statutory corporate income tax rate in Puerto Rico is 39.0%.

Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. During 2008, the Company will be transferring substantially all of the assets at the international banking entity to Doral Bank PR to increase the level of its interest earning assets.

For the quarter ended March 31, 2008, Doral Financial recognized an income tax benefit of $0.6 million compared to an income tax expense of $5.9 million for the comparable 2007 period. The recognition of income tax benefit for the first quarter of 2008 was related to an increase in the deferred tax asset.

During the first quarter of 2008, the Company entered into an agreement with the Puerto Rico Treasury Department with respect to the allocation method and period (for tax purposes) of expenses incurred by the Company related to a settlement agreement (“Settlement Expenses”) that resulted from litigation related to the Company’s restatement. This agreement was effective as of December 31, 2007 and permits the total expense related to the settlement of the lawsuit ($96.0 million) to be allocated to any entity within the Doral group over a period of three years. As a result of this agreement the Company expects to be able to realize part of its deferred tax asset and accordingly released a portion of the valuation allowance in 2008. However, due to the Company’s recorded losses for the first quarter of 2008, management revised its tax forecast and increased its valuation allowance. The net effect of these transactions, together with the effect of ordinary operations, resulted in a $2.4 million increase in the valuation allowance to $89.7 million from the $87.3 million valuation allowance at December 31, 2007.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. The Company determined that it is more likely than not that $89.7 million of its gross deferred tax asset, related primarily to net operating losses, will not be realizable and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the first quarter of 2008, net operating losses of $29.5 million were created. Based on forecasted future taxable income, the Company will not be able to obtain the full benefit of these net operating losses.

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

The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 12 (including 2008-15 year original amortization period) year period in which the amortization deduction of the IO Tax Asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period, repayment of the $625.0 million in senior notes due in July of 2007, to the recapitalization which served to significantly reduce interest expense, results of the leveraging plan, which includes loan growth of approximately $0.5 billion through purchases of single-family loans and the purchase of approximately $1.0 billion in securities. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO Tax Asset amortization and the Settlement expenses to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the increase in interest earning assets of Doral Bank PR, through among other things, transferring certain assets to Doral Bank PR. Negative evidence included the Company’s recorded losses for the first quarter of 2008 and for the years ended December 31, 2007 and 2006 and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Failure to achieve sufficient taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.

In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated in SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $494.5 million would not be realized. As a result, the Company recorded a valuation allowance. At March 31, 2008, the deferred tax asset, net of its valuation allowance of $89.7 million, amounted to approximately $404.8 million compared to $392.9 million at December 31, 2007.

u.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of March 31, 2008, the Company had outstanding $4.5 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans, and in certain circumstances, such as in the event of early or first payment default, the Company retains credit risk exposure on those loans. If there is a breach of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with purchasers to review the claims and correct alleged documentation deficiencies. For the quarter ended March 31, 2008, repurchases amounted to $5.8 million.

Certain of the Company’s mortgage loan sale and securitization activities involve transfers of mortgage loans subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years) (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.3 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.1 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $11.2 million, as of March 31, 2008, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

v.	Related Party Transactions

At March 31, 2008 and December 31, 2007, the Company had $4.3 million and $7.4 million of loans outstanding to officers, directors and 5% or more stockholders, of which $4.0 million and $6.8 million are secured by mortgages on real estate, respectively.

Since 2000, Doral Financial has done business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid to this Company during the first quarter of 2008 amounted to $366,000. The amount paid during 2007 to this Company amounted to $1.5 million.

At March 31, 2008 and December 31, 2007, the Company paid $336,000 and $1.9 million, respectively, in professional services related to Doral Holdings.

w.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At March 31, 2008, commitments to extend credit amounted to approximately $221.1 million and commitments to sell mortgage-backed securities and loans amounted to approximately $220.3 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.

Doral Financial and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of Doral Financial.

Since 2005, Doral Financial became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement.

Lawsuits

On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 20, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by a the former chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (“RICO”) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided. On March 6, 2008, the plaintiff and the defendants entered into a settlement agreement to dismiss the case in exchange for the defendants agreeing not to seek attorneys’ fees and costs from the plaintiff. The case was dismissed with prejudice on March 14, 2008.

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

On September 14, 2007, a service provider filed a Demand for Arbitration before the American Arbitration Association alleging that Doral Financial failed to pay for services and comply with the terms of a written agreement. This service provider is requesting payment of its monthly service charges and its investment in equipment and software to perform the Data Processing Services Agreement it entered into with the Company which totals approximately $4.7 million. Doral Financial agreed to mediation, which will be conducted in Puerto Rico. The mediation is due to commence in May 2008.

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

Banking Regulatory Matters

On March 17, 2006, Doral Financial entered into a consent cease and desist order with the Federal Reserve. The mutually agreed upon order required Doral Financial to conduct reviews of its mortgage portfolio, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent order contains restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with its banking subsidiaries, without the prior approval of the Federal Reserve. The consent order restricts Doral Financial from receiving dividends from the banking subsidiaries without the approval of the respective primary banking regulatory agency. Doral Financial is also required to request permission from the Federal Reserve for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date and requires Doral Financial and Doral Bank PR to submit plans regarding the maintenance of minimum levels of capital and liquidity. Doral Financial has complied with these requirements and no fines or civil money penalties were assessed against the Company under the order.

Effective January 14, 2008 and in recognition of the corrective actions taken, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Commissioner terminated the March 16, 2008 Cease and Desist Order (the “Former Order”) applicable to the Company’s Puerto Rico banking subsidiary, Doral Bank PR. The Former Order was similar to the consent order between Doral Financial and the Federal Reserve and related to safety and soundness issues in connection with the announcement by the Company in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004. Under the terms of the Former Order, Doral Bank PR could not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior approval of the FDIC and the Office of the Commissioner.

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

On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and recapitalization. The order replaces the Memorandum of Understanding with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order requires Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (a “BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order requires Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance, OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also requires Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements. Doral Financial expects that Doral Bank PR will comply with the requirements of the order within the required timeframes. A copy of the order was filed as an exhibit to Doral Financial’s Current Report on Form 8-K filed on February 22, 2008.

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

x.	Fair Value of Assets and Liabilities

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in 2008, but chose not to apply the fair value option to any of its financial assets or financial liabilities.

Fair Value Hierarchy

Under SFAS No. 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
• Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
• Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.
• Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
Determination of Fair Value
Under SFAS No. 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.
Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.
Following is a description of valuation methodologies used for instruments recorded at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Securities held for trading: Securities held for trading are reported at fair value and consist primarily of securities and derivatives held for trading purposes. The valuation method for trading securities is the same as the methodology used for securities classified as available for sale. The valuation methodology for interest-only strips and derivatives are described in the following: Servicing assets and interest-only strips, and Derivatives sections, respectively.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities (held for trading and available for sale) include U.S. Treasury and agency mortgage-backed securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency and private collateralized mortgage obligations, municipal bonds, and Puerto Rico agency mortgage-backed securities. Level 3 securities include certain private label and agency CMOs for which quoted market prices are not available. For determining the fair value of Level 3 securities available for sale, the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds and discount rates.
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3.
Loans receivable: Loans receivable are those held principally for investment purposes. These consist of construction loans for new housing development, certain residential mortgage loans which the Company does not expect to sell in the near future, commercial real estate, commercial non-real estate, leases, land, and consumer loans. Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), undisbursed portion of construction loans and an allowance for loan and lease losses. However, from time to time, the Company records nonrecurring fair value adjustments to loans receivable to reflect (1) partial write-downs that are based on current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3.
Servicing assets and interest-only strips: The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. Servicing assets retained in a sale or securitization arises from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since the adoption of SFAS No. 156 on January 1, 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The Company determines the fair value of its servicing assets on the basis of a third party market valuation for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For interest-only strips the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Interest-only strips are recorded as securities held for trading. Fair value measurements of servicing assets and interest-only strips use significant unobservable inputs and, accordingly, are classified as Level 3.
Derivatives: Quoted market prices are available and used for exchange-traded derivatives, such as future contracts, which the Company classifies as Level 1. However, substantially all of the Company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, Doral Financial measures fair value using internally developed widely accepted models that use primarily market observable inputs, such as yield curves and option volatilities, and, accordingly, are classified as Level 2. Examples of Level 2 derivatives are basic interest rate swaps and interest rate caps.
Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the balance of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$204,138	$151,078	$—	$53,060	(1)
Securities available for sale	3,261,728	1,136,993	2,103,854	20,881
Derivatives(2)	992	—	992	—
Servicing assets	139,570	—	—	139,570

	$3,606,428	$1,288,071	$2,104,846	$213,511

Liabilities:
Derivatives(3)	$8,994	$756	$8,238	$—

(1)	Represents interest-only strips, of which variable interest-only strips represents substantially all of the balance. Also, includes certain private label and agency CMOs for which quoted market prices are not available.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
The changes in Level 3 of the financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quarter ended March 31, 2008
	Securities	Securities	Servicing
(In thousands)	held for trading	available for sale	assets
Beginning balance	$67,992	$7,597	$150,238
Amortization	—	—	—
Change in fair value	(580)	(1,068)	(11,597)
Transfer	(14,352)	14,352
Capitalization	—	—	929

Ending balance	$53,060	$20,881	$139,570

Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at year end.

					Loss for the
					Quarter Ended
(In thousands)	Total	Level 1	Level 2	Level 3	March 31, 2008
Assets:
Loans held for sale(1)	$251,221	$—	$251,221	$—	$—
Loans receivable(2)	69,006	—	—	69,006	(4,553)

Total	$320,227	$—	$251,221	$69,006	$(4,553)

(1)	Excludes $125.5 million of GNMA defaulted loans (for which the Company has the option, but not an obligation, to buy-back from the pools serviced) included as part of the loans held for sale portfolio.

(2)	Represents the carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.

y.	Derivatives

As of March 31, 2008 and December 31, 2007, the Company had the following derivative financial instruments outstanding:

	March 31, 2008			December 31, 2007
		Fair Value			Fair Value
	Notional			Notional
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$195,000	$—	$(8,238)	$80,000	$—	$(937)
Other Derivatives:
Interest rate swaps	—	—	—	115,000	—	(1,951)
Interest rate caps	270,000	992	—	270,000	1,481	—
Forward contracts	26,000	—	(756)	29,000	—	(6)

Total	$491,000	$992	$(8,994)	$494,000	$1,481	$(2,894)

The following table discloses Doral Financial losses for the quarters ended March 31, 2008 and 2007 related to its derivatives outstanding:

	(Loss) Gain for the		Other Comprehensive Loss for the
	Quarter Ended		Quarter Ended (1)
	March 31,	March 31,	March 31,	March 31,
(In thousands)	2008	2007	2008	2007
Cash Flow Hedges:
Interest rate swaps	$—	$—	$(3,167)	$—
Other Derivatives:
Interest rate swaps	(157)	(4,529)	—	—
Interest rate caps	(490)	—	—	—
Forward contracts	(710)	141	—	—

Total	$(1,357)	$(4,388)	$(3,167)	$—

(1)	Net of tax.
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
Doral Financial’s interest rate swaps had weighted average receive rates of 2.69% and 4.88% and weighted average pay rates of 4.51% at March 31, 2008 and December 31, 2007, respectively.
The following table discloses Doral Financial’s derivative financial instruments classification and hedging relationships:

	March 31, 2008			December 31, 2007
		Fair Value			Fair Value
	Notional			Notional
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives designated as cash flow hedges:
Hedging FHLB advances	$195,000	$—	$(8,238)	$80,000	$—	$(937)
Derivatives not designated as cash flow hedges	296,000	992	(756)	414,000	1,481	(1,957)

Total	$491,000	$992	$(8,994)	$494,000	$1,481	$(2,894)

Cash Flow Hedges

As of March 31, 2008 and December 31, 2007, the Company had $195.0 million and $80.0 million outstanding, respectively, pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2008 and November 2012, and between September 2008 and October 2012, respectively. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate FHLB Advances. For the quarter ended March 31, 2008 and the year ended December 31, 2007, no ineffectiveness was recognized. As of March 31, 2008, the amount of cash flow hedges included in accumulated other comprehensive loss, net of tax, was an unrealized loss of $3.7 million, which the Company expects to reclassify approximately $2.2 million into earnings during the next twelve months. As of December 31, 2007, the amount of cash flow hedge included in accumulated other comprehensive loss, net of tax, was an unrealized loss of $0.6 million.

The Company held $115.0 million in freestanding interest rate swaps agreements as of December 31, 2007. These swaps were designated as cash flow hedges as of January 1, 2008, to hedge the variability of future interest cash flows of adjustable rate FHLB Advances.

Trading and Non-Hedging Activities

Doral Financial held $296.0 million and $414.0 million in notional value of derivatives not designated as cash flow hedges at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, these instruments were in a net gain position with net estimated fair values of $236,000, compared to a net loss position with net estimated fair values of $476,000 as of December 31, 2007.

The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of March 31, 2008 and December 31, 2007, the Company had outstanding interest rate caps with a notional amount of $270.0 million. The Company did not have interest rate caps outstanding as of March 31, 2007. For the quarter ended March 31, 2008, the Company recognized losses of $0.5 million on interest rate caps transactions.

The Company entered into forward contracts to create an economic hedge on its mortgage warehouse line. As of March 31, 2008 and December 31, 2007, the Company had forwards with a notional amount of $26.0 million and $29.0 million, respectively compared to $702.7 million as of March 31, 2007. The Company recorded a loss of $0.7 million for the quarter ended March 31, 2008, compared to a gain of $0.1 million for the corresponding period of 2007, on these derivatives.

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

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with credit worthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at March 31, 2008 and December 31, 2007 was not considered material.

z.	Recent Accounting Pronouncements

Written Loan Commitments Recorded at Fair Value Through Earnings. On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, which supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments”, and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the staff view expressed in SAB 105, that indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of the provisions of SAB 109 did not have a material impact on the Company’s financial statements.

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

The significant changes upon adoption of SFAS 160 are the definition, classification and measurement of noncontrolling interest (previously referred to as minority interest). SFAS 160 defines noncontrolling interest as the portion of equity (net assets) in a subsidiary not attributable to a parent. It also requires the presentation of the noncontrolling interest within the equity section of the statement of financial position separately from parent’s equity and should be clearly identified to distinguish it from other components of the parent’s equity.

SFAS 160 clarifies that all earnings and losses of the subsidiary should be attributed to the parent and the noncontrolling interest, even if the attribution of losses results in a debit balance in stockholders’ equity. In addition, SFAS 160 provides that upon a loss of control (Deconsolidation), any gain or loss on the interest sold will be recognized in earnings.

SFAS 160 applies to all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Calendar year end public companies will have to adopt SFAS 160 in the first quarter of 2009. Earlier application is not permitted. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.

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

SFAS 141 (revised) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date, measured at their fair values as of that date. In addition, this statement expands and improves the information reported about assets acquired and liabilities assumed arising from contingencies. Contingencies arising from a business combination should be recognized as of the acquisition date and measured at their acquisition date fair values.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier application is not permitted. The effective date of this Statement is the same as that of the related SFAS Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement improves the transparency of financial reporting and expands the disclosure requirements of Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivatives instruments, and disclosures about credit-risk-related contingent features in derivatives agreements.

This statement has the same scope as Statement No. 133 and accordingly, applies to all entities. This Statement applies to all derivative instruments, including bifurcated derivative instruments and related hedged items accounted for under Statement 133 and its related interpretations. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.

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
Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of Doral Financial’s loans and other assets;

•	Doral Financial’s ability to derive sufficient income to realize the benefit of its deferred tax assets;

•	the strength or weakness of the Puerto Rico and the United States economies;

•	changes in interest rates and the potential impact of such changes in interest rates on Doral Financial’s net interest income;

•	the performance of U.S. capital markets;

•	the fiscal and monetary policy of the federal government and its agencies;

•	potential adverse development from ongoing enforcement actions by bank regulatory agencies;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
Doral Financial does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in Doral Financial’s 2007 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW OF RESULTS OF OPERATIONS
Net loss for the quarter ended March 31, 2008 amounted to $2.3 million, compared to $37.3 million for the comparable 2007 period. Doral Financial’s financial performance for the first quarter of 2008, compared to the first quarter of 2007, was principally impacted by (1) a significant reduction in non interest expense due to completion of recapitalization efforts incurred during 2007, (2) higher non interest income driven by higher trading gains and better business fundamentals, and (3) improvement in net interest income.
The highlights of the Company’s financial results for the quarter ended March 31, 2008 included the following:
•	Net loss attributable to common shareholders for the first quarter of 2008 amounted to $10.6 million, or a diluted loss per share of $0.20, compared to net loss of $45.6 million, or a diluted loss per share of $8.45, for the first quarter of 2007.

•	Net interest income for the first quarter of 2008 was $39.0 million, compared to $38.2 million for the same period in 2007. The increase in net interest income for 2008, compared to 2007, was related to the reduction in the Company’s leverage, as a result of $610.0 million equity investment by Doral Holdings on July 19, 2007. This transaction allowed the Company to repay its $625.0 million senior notes due July 20, 2007. This was partially offset by the reduction in average earning assets of $2.1 billion largely related to the sale of investment securities associated with the Company’s efforts to improve its interest rate risk profile. Average interest-earning assets decreased from $10.8 billion for the first quarter of 2007 to $8.7 billion for the first quarter of 2008, while the average interest bearing-liabilities decreased from $10.0 billion to $7.6 billion, respectively. This reduction in leverage also resulted in increase in the net interest margin from 1.43% in the first quarter of 2007 to 1.80% in the first quarter of 2008 (see Tables A and B below for information regarding the Company’s net interest income).

•	For the first quarter of 2008, the provision for loan and lease losses was $4.8 million, compared to $6.0 million for the same period in 2007. The decrease in the provision for loan losses was principally related to the improvement in performance of the construction loan portfolio, benefiting from PR government’s new home purchase incentive programs and the Company’s initiatives to assist home builders in sales and marketing. The decrease in the provision during the first quarter of 2008 followed a period of substantial increases in the allowance for loan and lease losses over the preceding 24 months. The reduction in the provision for construction loan portfolio was offset by an increase in the provision for the commercial and mortgage loan portfolios.

•	Non-interest income for the first quarter of 2008 was $17.4 million, compared to $11.6 million for the same period in 2007. The increase in non-interest income of $5.8 million for the first quarter of 2008, compared to the same period in 2007, was primarily driven by improved business fundamentals resulting in increased banking and insurance fees and the implementation of economic hedging programs designed to protect the Company from major fluctuation in the value of its servicing rights and its loans held for sale. The Company uses U.S. Treasury securities, classified as held for trading, and mortgage-backed securities forward contracts in its economic hedging programs.

•	Non-interest expense for the first quarter of 2008 was $54.6 million, compared to $75.2 million for the corresponding period in 2007. The $20.6 million reduction in non-interest expense for the quarter was driven by the elimination of expenses associated with the 2007 recapitalization efforts and cost control measures implemented by the Company. The reductions impacted all expense categories, excluding advertising and communication and information systems expense which rose due to the Company’s brand refresh efforts and increased retail banking activities. The largest reductions were in professional services, which saw a decline of $13.5 million, and compensation and benefits, which declined by $7.5 million.

•	For the first quarter of 2008, Doral Financial recognized an income tax benefit of $0.6 million, compared to an income tax expense of $5.9 million for the corresponding period in 2007. The recognition of income tax benefit for the first quarter of 2008 was mostly related to the increase of the deferred tax asset.

•	During the first quarter of 2008, the Company had other comprehensive loss of approximately $57.2 million, compared to other comprehensive income of $9.8 million for the corresponding 2007 period. The Company’s other comprehensive loss for the first quarter of 2008 was principally related to the reduction in values of its available for sale securities. As of March 31, 2008, the Company’s balance for accumulated other comprehensive loss (net of income tax benefit) increased to $90.3 million, compared to $33.1 million as of December 31, 2007.

•	Doral Financial’s loan production for the first quarter of 2008 was $372.1 million, compared to $247.5 million for the comparable period in 2007, an increase of approximately 50%. The increase in Doral Financial’s loan production for the first quarter of 2008 was primarily the result of the Company’s efforts to attract new clients, implement cross-selling strategies and the offering of new products.

•	Total assets as of March 31, 2008 were $10.5 billion, an increase of 13% compared to $9.3 billion as of December 31, 2007. The increase in total assets during 2008 was due primarily to an increase in the Company’s securities portfolio due to the purchase of approximately of $1.6 billion of available for sale investment securities during the first quarter of 2008. The increase in total liabilities of $1.2 billion was driven by the increase of borrowings used to finance the purchase of these securities.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Doral Financial is engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting. Doral Financial’s remediation efforts are outlined in “-Remediation of Material Weaknesses” under Item 9A, Controls and Procedures, in the Company’s 2007 Annual Report on Form 10-K, and Part I, Item 4 “Controls and Procedures” in this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of March 31, 2008. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
Other than the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008, the Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s 2007 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures. Trading assets, securities available for sale, derivatives and servicing assets are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings is included in notes “c” and “x” of the unaudited financial statements included in this Quarterly Report on Form 10-Q.

SFAS No. 157 defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.
SFAS No. 157 established a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or marked-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimates about market data.
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
In accordance with SFAS No. 157, Doral Financial’s intent is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurements are based upon models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of Doral Financial’s financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to the Company’s financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instruments.
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Company uses valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.
At March 31, 2008, $3.6 billion, or 34%, of the Company’s total assets, consisted of financial instruments recorded at fair value on a recurring basis. The financial instruments recorded as fair value on a recurring basis consisted of $3.4 billion that are measured using valuation methodologies involving market-based or market-derived information, identified as Level 1 and Level 2 measurements, and $213.6 million of financial assets, consisting principally of interest-only strips and mortgage servicing assets, that are measured using model-based techniques, or Level 3 measurement.
At March 31, 2008, Doral Financial’s liabilities included $9.0 million of financial instruments recorded at fair value on a recurring basis.
Please refer to notes “c” and “x” of the unaudited interim financial statements included in this Quarterly Report Form 10-Q, for additional information on the initial adoption of SFAS No. 157 and a complete discussion of the Company’s use of fair value of financial instruments, the measurement techniques and its impact on the financial statements.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain (loss) on mortgage loan sales and fees; (3) investment activities; (4) trading activities; (5) servicing (loss) income; and (6) commissions, fees and other income.
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
Net interest income for the quarter ended March 31, 2008 was $39.0 million, compared to $38.2 million for the corresponding 2007 period, an increase of 2%. This increase in net interest income was due to a reduction in leverage, offset by the reduction in money market and other investment securities. The reduction in average securities held on the balance sheet resulted in an interest income reduction of $29.1 million when comparing the first quarter of 2008 to the same period in 2007. Interest income for the first quarter of 2008 amounted to $128.1 million, $29.1 million lower than the same period in 2007. The reduction in the amount of indebtedness resulted in a $30.0 million decrease in interest expense when comparing the first quarter of 2008 to the same period in 2007. The primary drivers were the repayment of the $625.0 million in senior notes on July 20, 2007 and the reduction in repurchase agreements that financed the securities held on the balance sheet and sold during 2007. The sales of securities and the repayment of liabilities resulted in an increase in the net interest margin from 1.43% in the first quarter of 2007 to 1.80% in the first quarter of 2008.
The reduction in the average interest earning asset balance of $2.1 billion, when comparing the first quarter of 2008 to the same period in 2007, was due to the sale of $1.7 billion of mortgage-backed securities and investment securities during the third quarter of 2007, and the reduction of money market investments held in 2007 to increase liquidity of Doral Bank PR. The cancellation of related borrowings used to finance these securities also impacted the average balance of interest bearing liabilities reflected primarily in the decrease of the average of repurchase agreements.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	QUARTER ENDED MARCH 31,
	2008			2007
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,450,698	$85,382	6.30%	$5,163,015	$89,593	7.04%
Mortgage-backed securities	1,265,345	19,102	6.07%	1,738,894	22,240	5.19%
Interest-only strips	46,658	1,674	14.43%	52,143	1,494	11.62%
Investment securities	1,174,303	14,766	5.06%	2,584,714	27,812	4.36%
Other interest-earning assets	801,160	7,184	3.61%	1,248,729	16,109	5.23%

Total interest-earning assets/interest income	8,738,164	$128,108	5.90%	10,787,495	$157,248	5.91%

Total non-interest-earning assets	821,301			745,800

Total assets	$9,559,465			$11,533,295

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,861,770	$42,648	4.44%	$3,876,795	$42,788	4.48%
Repurchase agreements	1,536,188	18,313	4.79%	3,704,961	39,636	4.34%
Advances from FHLB	1,523,560	17,258	4.56%	1,034,500	13,608	5.33%
Loans payable	390,840	5,509	5.67%	439,185	7,628	7.04%
Notes payable	278,619	5,336	7.70%	923,507	15,424	6.77%

Total interest-bearing liabilities/interest expense	7,590,977	$89,064	4.72%	9,978,948	$119,084	4.84%

Total non-interest-bearing liabilities	707,259			696,988

Total liabilities	8,298,236			10,675,936
Stockholders’ equity	1,261,229			857,359

Total liabilities and stockholders’ equity	$9,559,465			$11,533,295

Net interest-earning assets	$1,147,187			$808,547
Net interest income on a non-taxable equivalent basis		$39,044			$38,164

Interest rate spread(3)			1.18%			1.07%
Interest rate margin(4)			1.80%			1.43%
Net interest-earning assets ratio(5)			115.11%			108.10%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $293,000 and $1.4 million for the first quarter of 2008 and 2007, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.
The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Doral Financial’s interest income and interest expense during the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by current year volume); and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE B
NET INTEREST INCOME VARIANCE ANALYSIS
(In thousands)

	QUARTER ENDED
	MARCH 31,
	2008 COMPARED TO 2007
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$5,297	$(9,508)	$(4,211)
Mortgage-backed securities	(5,970)	2,832	(3,138)
Interest-only strips	(154)	334	180
Investment securities	(15,114)	2,068	(13,046)
Other interest-earning assets	(5,742)	(3,183)	(8,925)

TOTAL INTEREST INCOME VARIANCE	(21,683)	(7,457)	(29,140)

INTEREST EXPENSE VARIANCE
Deposits	$(42)	$(98)	$(140)
Repurchase agreements	(23,066)	1,743	(21,323)
Advances from FHLB	6,540	(2,890)	3,650
Loans payable	(824)	(1,295)	(2,119)
Notes payable	(10,739)	651	(10,088)

TOTAL INTEREST EXPENSE VARIANCE	(28,131)	(1,889)	(30,020)

NET INTEREST INCOME VARIANCE	$6,448	$(5,568)	$880

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of March 31, 2008, approximately 95% of the Company’s loan portfolio was collateralized by real property. As a result, a substantial part of the amounts due on defaulted loans have historically been recovered through the sale of the collateral after foreclosure or negotiated settlements with borrowers.
Starting in the second half of 2006 and throughout 2007, Doral Financial experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggested increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. The Company’s allowance for loan and lease losses increased by $80.6 million or 183% between June 30, 2006 and December 31, 2007, including a charge of $8.8 million for the reclassification of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio. As a result of the increase, the allowance for loan and lease losses as a percentage of loans receivable increased from 1.27% to 2.47% between June 30, 2006 and December 31, 2007.
Doral Financial’s provision for loan and lease losses for the quarter ended March 31, 2008, amounted to $4.8 million, compared to $6.0 million for the same period in 2007. The decrease in the provision is mostly due to improvements in the performance of the construction loan portfolio, partially offset by deteriorations in the performance of the residential mortgage loan and the commercial loan portfolios. During the first quarter of 2008, several residential construction projects financed by the Company experienced high levels of unit sales, representing an aggregate repayment of $71.2 million of principal. Pick up in sales volume is mainly attributable to the incentives established by the government of Puerto Rico for buyers of newly constructed homes, in the form of a $25,000 down payment assistance and the Company’s own programs to assist builders to sell and market finished units. The Construction portfolio was also affected by favorable developments in loan workout activities and the decrease of financing costs of certain loans with adjustable interest rates. Charge-offs for the non-consumer portfolios for the first quarter of 2008 are mostly due to loans whose credit risk was identified in previous quarters and, as a result, were fully provided for before the start of the present quarter. Although the Company expects continued pressure on asset quality during the next several quarters due to the continued weakness of the Puerto Rico economy, and as a result the possibility of higher provisions exists, it is probable that charge-offs from loans with previously assigned loss reserves will continue to be higher than current provisions.
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
NON-INTEREST INCOME
Non-interest income consists of net gains (losses) on mortgage loan sales and fees, trading activities and sale of investment securities, as well as net servicing income and commissions, fees, and other income.
Net Gain (Loss) on Mortgage Loan Sales and Fees. Net gain on mortgage loan sales and fees amounted to $2.4 million for the first quarter of 2008, compared to a loss of $0.5 million for the same period in 2007, an increase of $2.9 million. This difference was principally due to the higher mortgage loan fees recognized as a result of the loan sales in the first quarter of 2008, which were $2.7 million higher than the $1.2 million of mortgage loan fees recognized as a result of the loan sales in the comparable quarter in 2007. Loan sales were $8.7 million lower in the first quarter of 2008 when compared to the same period in 2007 resulting in a lower capitalization of MSRs by $0.3 million. The loss on mortgage loan sales and fees during the first quarter of 2007 was principally due to a $1.1 million lower-of-cost-or-market negative valuation adjustment to the Company’s held for sale portfolio as a result of increases in long-term interest rates during that quarter.
Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting MSR capitalization.

	QUARTER ENDED	QUARTER ENDED
(In thousands)	MARCH 31, 2008	MARCH 31, 2007
Total loan sales and securitizations	$60,333	$69,037

MSRs capitalized	$929	$1,184
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

Set forth below is a summary of the components of gains and losses from trading activities:
TABLE C
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED
	MARCH 31,
(In thousands)	2008	2007
Net realized gains (losses) on sales of securities held for trading	$2,766	$(2,001)
Gain on the IO valuation	677	4,547
Net unrealized gains (losses) on trading securities, excluding IOs	5,582	(135)
Net realized and unrealized losses on derivative instruments	(1,357)	(4,389)

Total	$7,668	$(1,978)

Trading activities for the quarter ended March 31, 2008 resulted in gains of $7.7 million, compared to losses of $2.0 million for the corresponding 2007 period. The trading gains for the first quarter of 2008 were primarily related to $7.4 million in realized and unrealized gains in U.S. Treasury securities positions, representing economic hedges against the valuation adjustment of the Company’s capitalized mortgage servicing rights. The loss on trading activities for the first quarter of 2007 reflects $2.0 million in net realized losses of trading securities related principally to a mark-to-market adjustment due to the transfer of available for sale securities held by Doral Bank NY in anticipation of the sale of certain assets July 2007 and a $4.4 million net realized and unrealized loss on derivatives which were principally related to interest rate swaps which were terminated by the Company in the fourth quarter of 2007. These losses were offset by a $4.5 million gain in the valuation of the Company’s IO securities. In the first quarter of 2008, the gain from the valuation of the IO securities was $0.7 million or $3.8 million lower than the same period in 2007.
Net Gain (Loss) on Sale of Investment Securities. Net gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the first quarter of 2008, gain on sale of investment securities amounted to $0.2 million related to the sale of U.S. Treasury securities that were transferred from held to maturity to available for sale in December 2007. In the first quarter of 2007, the Company experienced a loss on sale of investment securities of $0.3 million, related to the impairment of available for sale securities held by Doral Bank NY as a result of the agreement to sell certain assets to a third party.
Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others, adjusted for changes in the value of the capitalized mortgage servicing rights, under the requirements of SFAS 156. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the outstanding principal balance of the serviced loan. As of March 31, 2008, the weighted-average gross servicing fee rate for the entire portfolio was 0.40%. Gross loan servicing and related fees, net of guarantee fees and interest loss, amounted to $8.9 million for first quarter of 2008, compared to $11.7 million for the corresponding period of 2007.
Adjusted for changes in fair value, as a result of the Company’s adoption of SFAS 156 in January 2007, total servicing income for the first quarter of 2008 was a loss of $2.7 million, compared to $6.0 million servicing income for the comparable quarter in 2007. The decline in the fair value of the MSRs for the first quarter of 2008 was due to the increase in expected prepayment speed caused by the decline in interest rates during the period when compared to the first quarter of 2007. Changes in the fair value of MSRs may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) or other changes due to the collection or realization of expected cash flows.

Set forth below is a summary of the components of the net servicing income using the fair value method for the quarters ended March 31, 2008 and 2007, respectively:
TABLE D
NET SERVICING (LOSS) INCOME

	QUARTER ENDED	QUARTER ENDED
	MARCH 31,	MARCH 31,
(In thousands)	2008	2007
Servicing fees (net of guarantee fees)	$8,394	$9,782
Late charges	2,216	2,365
Prepayment penalties	100	130
Interest loss	(2,080)	(610)
Other servicing fees	257	58

Servicing income, gross	8,887	11,725
Change in fair value of mortgage servicing rights	(11,598)	(5,725)

Total net servicing (loss) income	$(2,711)	$6,000

Net servicing loss for the first quarter of 2008 amounting to $2.7 million includes a decrease of $11.6 million in the fair value of the MSRs, compared to a decrease of $5.7 million for the corresponding 2007 period, resulting from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) or other changes due to the collection or realization of expected cash flows.
The net servicing loss was also caused by a large increase in interest loss due to repurchases of FHA guaranteed loans, as required under its servicing contracts as well as repurchases of conforming loans under its repurchase and warrant obligations.
Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE E
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER ENDED
	MARCH 31,
(In thousands)	2008	2007
Retail banking fees	$6,382	$5,213
Insurance agency commissions	2,405	2,323
Asset management fees and commissions	138	143
Other income	935	732

Total	$9,860	$8,411

Doral Financial’s banking fees increased $1.2 million from $5.2 million in the first quarter of 2007 to $6.4 million during the corresponding quarter in 2008 due to a higher number of checking accounts, the conversion of ATH cards holders to debit cards which pay fees to Doral Financial, as well as higher service fees associated with these accounts.
The increase in insurance agency commissions during the quarter ended March 31, 2008 of $0.1 million, compared to the same period for 2007. Insurance agency activities are closely integrated with the mortgage origination business. Insurance agency commissions are comprised principally of dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Bank PR’s subsidiary, Doral Mortgage LLC.
Doral Financial’s asset management and commissions were flat during the first quarter of 2008 when compared to the same period for 2007, while other income increased by $0.2 million.
NON-INTEREST EXPENSE
A summary of non-interest expenses for the quarters ended March 31, 2008 and 2007 is provided below.

TABLE F
NON INTEREST EXPENSE

	QUARTER ENDED
	MARCH 31,
(In thousands)	2008	2007
Compensation and employee benefits	$19,078	$26,562
Taxes, other than payroll and income taxes	2,422	2,847
Advertising	2,232	1,362
Professional services	5,934	19,442
Communication and information systems	5,480	4,054
Occupancy and other office expenses	5,969	6,299
Depreciation and amortization	4,055	5,051
Other	9,393	9,601

Total non-interest expense	$54,563	$75,218

Total non-interest expense decreased by $20.7 million, or 27.5%, during the quarter ended March 31, 2008 compared to the corresponding period in 2007. The decrease in non-interest expense for the first quarter of 2008 was due to a decrease in compensation and employee benefits of $7.5 million, or 28.2%, when compared to the corresponding 2007 period. The decrease in compensation and employee benefits was primarily related to a reduction in variable compensation during 2008 of approximately $6.6 million due to payments of retention bonuses in 2007 and reduction in bonus accruals in 2008. There was also a reduction of $0.7 million of stock-based compensation since the Company’s stock option plan was terminated in 2007.
Professional fees decreased $13.5 million in during the first quarter of 2008 compared to the first quarter of 2007. The recapitalization closed on July 17, 2007 and the class action lawsuit was settled in August, 2007. The Company has, however, been required to continue to advance legal expenses to former officials and directors related to the legal proceedings discussed under Part I, Item 1A, “Risk Factors” and Part II, Item 1, “Legal Proceedings”. These reductions were partially offset by increases in expenses related to accounting and auditing fees of approximately $0.5 million primarily as a result of the outsourcing of the internal audit function and expenses incurred in maintaining books and records for the Company’s parent company of approximately $0.3 million. An increase of $1.4 million in communications and information systems was due primarily to an increase of $0.6 million in credit card commissions and ATH fees due to higher servicing and interchange fees charged, an increase of $0.5 million in telephone expenses and software licenses and maintenance. The increase in communication expenses was partially offset by a decrease in depreciation and amortization of $1.0 million and $0.3 million in occupancy expense as a result of the Company’s strict cost control measures. There was also an increase of $0.9 million in advertising expense related primarily to the Company’s brand refresh campaign launched during the first quarter of 2008.
INCOME TAXES
Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter ended March 31 2008, the income tax for the Company’s U.S. subsidiaries amounted to approximately $200,000 compared to a benefit of approximately $1.9 million for the comparable 2007 period.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%
Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which

Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. During 2008, the Company will be transferring substantially all of the assets at the international banking entity to Doral Bank PR to increase the level of its interest earning assets.
During the first quarter of 2008, the Company entered into an agreement with the Puerto Rico Treasury Department with respect to the allocation method and period (for tax purposes) of expenses incurred by the Company related to a settlement agreement (“Settlement Expenses”) that resulted from litigation related to the Company’s restatement. This agreement was effective as of December 31, 2007 and permits the total expense related to the settlement of the lawsuit ($96.0 million) to be allocated to any entity within the Doral group over a period of three years. As a result of this agreement, the Company expects to be able to realize part of its deferred tax asset and accordingly released a portion of the valuation allowance in 2008. However, due to the Company’s recorded losses for the first quarter of 2008, management revised its tax forecast and increased its valuation allowance. The net effect of these transactions, together with the effect of ordinary operations, resulted in a $2.4 million increase in the valuation allowance to $89.7 million from the $87.3 million valuation allowance at December 31, 2007.
For the quarter ended March 31, 2008, Doral Financial recognized an income tax benefit of $0.6 million compared to an income tax expense of $5.9 million for the comparable 2007 period. The recognition of income tax benefit for the first quarter of 2008 is related to an increase in the deferred tax asset.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. The Company determined that it is more likely than not that $89.7 million of its gross deferred tax asset, related primarily to net operating losses, will not be realizable and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the first quarter of 2008, net operating losses of $29.5 million were created. Based on forecasted future taxable income the Company will not be able to obtain the full benefit of these net operating losses.
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
The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 12 (including 2008-15 year original amortization period) year period in which the amortization deduction of the IO Tax Asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period, to the repayment of the $625.0 million in senior notes due in July of 2007, to the recapitalization which served to significantly reduce interest expense, and to the expected results of the leveraging plan, which includes loan growth of approximately $0.5 billion through purchases of single-family loans and the purchase of approximately $1.0 billion in securities. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO Tax Asset amortization and the Settlement expenses to profitable entities according to Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the increase in interest earning asset of Doral Bank PR, through among other things, transferring certain assets to Doral Bank PR. Negative evidence included the Company’s recorded losses for the first quarter of 2008 and for the years ended December 31, 2007 and 2006, and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Failure to achieve sufficient taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.

In weighing the positive and negative evidence above, Doral Financial considered the more-likely-than-not criteria contemplated in SFAS 109. Based on this analysis Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $494.5 million would not be realized. As a result, the Company recorded a valuation allowance. At March 31, 2008, the deferred tax asset, net of its valuation allowance of $89.7 million, amounted to approximately $404.8 million compared to $392.9 million at December 31, 2007.
The Company’s gross deferred tax asset was $494.5 million at March 31, 2008, reflecting on increase of $14.3 million compared to $480.2 million at December 31, 2007. This increase was due to the recognition of the deferred tax asset related to the settlement of the lawsuit of $21.9 million which was partially offset by a reduction of $13.5 million of net operating losses and $4.2 million of amortization of IOs. There was also an increase in the deferred tax asset of $10.8 million recognized in other comprehensive loss, related to unrealized losses on securities available for sale and cash flow hedges.
BALANCE SHEET AND OPERATING DATA ANALYSIS
PERFORMANCE RATIOS
The following table sets forth the performance ratios of Doral Financial for the periods indicated:

	Quarter Ended
	March 31,
	2008	2007
Return on average assets	(0.10)%	(1.29)%
Return on average common equity	(6.18)%	(64.25)%
Equity to assets	7.20%	2.46%
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $45.6 million and $5.9 million for the quarters ended March 31, 2008 and 2007, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table G
Loan Production

	Quarter Ended
	March 31,
(Dollars in thousands, except for average initial loan balance)	2008	2007
FHA/VA mortgage loans
Number of loans	461	380
Volume of loans	$50,494	$37,076
Percent of total volume	13%	15%
Average initial loan balance	$109,531	$97,568
Conventional conforming mortgage loans
Number of loans	236	331
Volume of loans	$28,661	$37,906
Percent of total volume	8%	15%
Average initial loan balance	$121,445	$114,520
Conventional non-conforming mortgage loans(1)
Number of loans	1,093	426
Volume of loans	$155,428	$56,117
Percent of total volume	42%	23%
Average initial loan balance	$142,203	$131,730
Construction developments loans
Number of loans	—	9
Volume of loans	$—	$11,858
Percent of total volume	—	5%
Average initial loan balance	$—	$1,318
Disbursement under existing construction development loans
Volume of loans	$28,427	$62,879
Percent of total volume	8%	25%
Commercial loans(2)
Number of loans	92	108
Volume of loans	$65,175	$31,938
Percent of total volume	17%	13%
Average initial loan balance	$708,424	$295,722
Consumer loans(2)
Number of loans	6,064	1,013
Volume of loans	$43,889	$7,963
Percent of total volume	12%	3%
Average initial loan balance	$7,238	$7,861
Other(3)
Number of loans	—	1
Volume of loans	$—	$1,783
Percent of total volume	—	1%

Total loans
Number of loans	7,946	2,268
Volume of loans	$372,074	$247,520

(1)	Includes $9.5 million and $4.5 million in second mortgages for the quarters ended March 31, 2008 and 2007, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Consists of multifamily loans.
The increase of $124.6 million, or 50%, in loan production for the first quarter of 2008, when compared to the corresponding period of 2007, was primarily related to significant increases in residential mortgage production and commercial lending as a result of the Company’s efforts to develop business relationships by combining excellent service with a well-executed sales process that emphasizes cross-selling additional products to existing customers.

The increase in loan production for the first quarter of 2008 was also driven by an increase in the production purchased from third parties compared to the corresponding 2007 period.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the quarter ended March 31, 2008 and 2007, refinancing transactions represented approximately 49% and 54%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE H
LOAN ORIGINATION SOURCES

	QUARTER ENDED MARCH 31,
	2008			2007
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	51%	—	51%	51%	—	51%
Wholesale(1)	12%	—	12%	2%	—	2%
Housing Developments(2)	7%	1%	8%	28%	2%	30%
Other(3)	22%	7%	29%	13%	4%	17%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

(3)	Refers to commercial, consumer and multifamily loans.
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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE I
LOANS SERVICED FOR THIRD PARTIES

	AS OF MARCH 31,
(Dollars in Thousands, Except for Average Size of Loans)	2008	2007
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,103,438	$2,145,365
FHLMC/FNMA	3,688,642	3,965,805
Other conventional mortgage loans(1)(2)	4,082,418	5,645,627

Total portfolio serviced for third parties	$9,874,498	$11,756,797

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	117,344	137,405
Weighted- average interest rate	6.45%	6.56%
Weighted- average remaining maturity (months)	249	247
Weighted- average gross servicing fee rate	0.40%	0.39%
Average servicing portfolio	$9,973,518	$11,877,061
Principal prepayments	$160,228	$194,032
Constant prepayment rate	6%	6%
Average size of loans	$84,150	$85,563
Servicing assets, net	$139,570	$173,343

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	1.92%	1.61%
90 days or more past due	2.04%	1.94%

Total delinquencies excluding foreclosures	3.96%	3.55%

Foreclosures pending	2.51%	2.14%

Servicing Portfolio Activity:
Beginning servicing portfolio	$10,072,538	$11,997,324
Additions to servicing portfolio	60,333	69,037
Run-off(3)	(258,373)	(309,564)

Ending servicing portfolio	$9,874,498	$11,756,797

(1)	Excludes $3.8 billion and $3.3 billion of loans owned by Doral Financial at March 31, 2008 and 2007, respectively.

(2)	Includes portfolios of $193.5 million and $227.3 million at March 31, 2008 and 2007, respectively, of delinquent FHA/VA and conventional mortgage loans.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At March 31, 2008 and 2007, less than 1% of Doral Financial’s mortgage-servicing portfolio to third parties was related to mortgages secured by real property located on the U.S. mainland.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $160.2 million and $194.0 million for the quarter ended March 31, 2008 and 2007, respectively
During the fourth quarter of 2007, the Company decided to enter into an economic hedge to reduce exposure to fluctuations in the market value of its MSRs. The Company executed this economic hedge by purchasing $150.0 million in 10 year U.S. Treasuries at par value and placing the notes in the trading account. Although the positions will not provide a perfect economic hedge, they help offset the general movements in market value of the Company’s MSRs tied to changes in interest rates.
LIQUIDITY AND CAPITAL RESOURCES
Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. To achieve these objectives, the Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines that ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.
Impact of Recapitalization of the Holding Company and Restructuring of Mortgage Operations on Liquidity
On July 19, 2007, Doral Financial completed the private sale of 48,412,968 newly issued shares of common stock to Doral Holdings for an aggregate purchase price of $610.0 million (the “Recapitalization”). The Recapitalization ensured that the holding company remained a source of strength for its banking subsidiaries.
In connection with the Recapitalization, on July 19, 2007, Doral Financial transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary. This transfer has resulted in a more traditional operating structure in which most of the Company’s operational liquidity needs are at the subsidiary level. The holding company’s current principal uses of funds will be the payment of its obligations, primarily the payment of principal and interest on its debt obligations, and the payment of dividends on its preferred and common stock. The holding company no longer directly funds any mortgage banking activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans and securities retained on the balance sheet by the holding company and dividends from its subsidiaries, including Doral Bank PR, Doral Bank NY and Doral Insurance Agency. Existing cease and desist orders applicable to the holding company require prior regulatory approval for the payment of any dividends from Doral Bank PR to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.
Since April 2006, Doral Financial has not paid dividends on the Company’s common stock.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets.

Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. For the three month period ended March 31, 2008, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $36.5 million, compared to $34.7 million for the full year of 2007. The increase during 2008 was mainly related to funds advances to cover taxes and insurance. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2008 and December 31, 2007, the outstanding principal balance of such delinquent loans was $193.5 million and $201.7 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $17.1 million and $17.3 million, respectively.
When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, investors are generally entitled to cause Doral Financial to repurchases such loans.
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
In the past, Doral Financial also sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of March 31, 2008, Doral Financial’s maximum recourse exposure with FNMA amounted to approximately $930.6 million and FNMA required the posting of a minimum of $44.0 million in collateral to secure these recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. See note “u” and “—Off-Balance Sheet Activities” below for additional information on these arrangements.
Investment activities also involve the use of cash. In the first quarter of 2008, the Company purchased $1.6 billion of securities for its available for sale portfolio. These purchases were funded with FHLB advances and repurchase agreements.
Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of March 31, 2008 and December 31, 2007:

TABLE J
SOURCES OF BORROWINGS

	AS OF MARCH 31, 2008		AS OF DECEMBER 31, 2007
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
(Dollars in thousands)
Deposits	$4,128,535	3.64%	$4,268,024	4.11%
Repurchase Agreements	2,182,152	4.12%	1,444,363	4.97%
Advances from FHLB	1,819,000	3.96%	1,234,000	4.94%
Loans Payable	388,926	5.05%	402,701	6.88%
Notes Payable	281,308	7.31%	282,458	7.31%
Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, through advances from FHLB and from other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit. As of March 31, 2008, Doral Financial’s banking subsidiaries held approximately $4.1 billion in interest-bearing deposits at a weighted-average interest rate of 4.45%. For additional information regarding deposit accounts, and advances from FHLB, see Note “o” and “q” to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE K
AVERAGE DEPOSIT BALANCE

	QUARTER ENDED		YEAR ENDED
	MARCH 31, 2008		DECEMBER 31, 2007
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(Dollars in thousands)	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,824,670	5.06%	$2,782,709	4.94%
Regular passbook savings	316,247	2.97%	380,710	3.56%
NOW accounts	386,832	1.51%	457,128	3.06%
Money market accounts	334,021	3.98%	151,564	4.13%

Total interest-bearing	3,861,770	4.44%	3,772,111	4.54%
Non-interest bearing	274,138	—	309,482	—

Total deposits	$4,135,908	4.15%	$4,081,593	4.20%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2008.
TABLE L
CERTIFICATES OF DEPOSIT MATURITIES

(In thousands)	AMOUNT
Certificates of deposit maturing:
Three months or less	$897,766
Over three through six months	712,080
Over six through twelve months	691,308
Over twelve months	187,735

Total	$2,488,889

As of March 31, 2008 and December 31, 2007, Doral Financial’s retail banking subsidiaries had approximately $2.3 billion and $2.5 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. In addition, the FHLB-NY makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of March 31, 2008, Doral Financial’s banking subsidiaries held $1.8 billion in advances from the FHLB-NY at a weighted-average interest rate of 3.82%. Please refer to note “q” to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Doral Financial also derives liquidity from the sale of mortgage loans in the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be adversely affected.
REGULATORY CAPITAL RATIOS
As of March 31, 2008, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to consent order pursuant to it which it has submitted a capital plan in which it has agreed to maintain higher ratios at both the holding company and Doral Bank PR level. As a result of the recapitalization pursuant to which Doral Holdings LLC acquired 90% of the common stock of Doral Financial, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards. Set forth below are Doral Financial’s and its banking subsidiaries’ regulatory capital ratios as of March 31, 2008, based on existing Federal Reserve, FDIC and OTS guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.

TABLE M
REGULATORY CAPITAL RATIOS

	As of March 31, 2008
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	16.5%	12.9%	13.1%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	15.2%	11.7%	12.8%
Leverage Ratio(1)	10.2%	6.5%	9.6%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of March 31, 2008. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

	As of December 31, 2007
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	17.8%	12.5%	13.8%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	16.5%	11.3%	13.0%
Leverage Ratio(1)	10.8%	6.0%	10.6%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2007. Ratios were prepared as if the company were subject to the requirement for comparability purposes.
As of March 31, 2008, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part I, Item 3. Legal Proceedings, in the Company’s 2007 Annual Report on Form 10-K. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As of March 31, 2008, the Doral Financial’s banking subsidiaries were in compliance with all capital requirements.
On February 15, 2008, the Board of Directors of Doral Financial approved a capital infusion of $80.0 million to Doral Bank PR to raise its leverage ratio above 6.0%.
ASSETS AND LIABILITIES
At March 31, 2008, Doral Financial’s total assets were $10.5 billion, an increase of 13% compared to $9.3 billion at December 31, 2007. The increase in assets during 2008 corresponded to the Company’s plan to increase its earning assets by $1.0 billion during 2008. The increase in assets was driven by an increase of $1.3 billion in the investment securities portfolio and was partially offset by a decrease of $232.2 million in money market investments.

Total liabilities were $9.2 billion at March 31, 2008, compared to $8.0 billion at December 31, 2007. The increase in liabilities largely corresponded to the increase in investment securities and was reflected by increases of $737.8 million in securities sold under agreements to repurchase and $585.0 million in Advances from the FHLB-NY.
OFF-BALANCE SHEET ACTIVITIES
Prior to 2006, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. The Company also sold loans under various recourse agreements to FNMA and FHLMC. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $11.2 million, as of March 31, 2008, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults.
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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At March 31, 2008, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $221.1 million and $4.5 million, respectively, and commitments to sell mortgage-backed securities and loans at fair value amounted to approximately $220.3 million.
Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans. If there is a breach of representations and warranties, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. See Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and Repurchased Loans May Harm Doral Financial’s Business and Financial Condition” in the Company’s 2007 Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2008.

TABLE N
CONTRACTUAL OBLIGATIONS

(In thousands)	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,128,535	$3,904,344	$196,156	$27,474	$561
Repurchase agreements(1) (2)	2,182,152	1,299,652	691,000	91,500	100,000
Advances from FHLB(1) (2)	1,819,000	672,000	669,580	477,420	—
Loans payable(3)	388,926	48,310	82,230	66,079	192,307
Notes payable	281,308	5,227	8,560	36,037	231,484
Other liabilities	252,079	251,079	1,000	—	—
Non-cancellable operating leases	46,918	5,714	10,162	9,326	21,716

Total Contractual Obligations	$9,098,918	$6,186,326	$1,658,688	$707,836	$546,068

(1)	Amounts included in the table above do not include interest.

(2)	Includes $782.5 million of repurchase agreements with an average rate of 5.50% and $304.0 million in advances from FHLB-NY with an average rate of 5.40%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from July 2009 to March 2012. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 10.27 % to estimate the repayments.
TABLE O
OTHER COMMERCIAL COMMITMENTS(1)

(In thousands)	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
OTHER COMMERCIAL	AMOUNT	LESS THAN			AFTER
COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$221,089	$153,414	$67,664	$11	$—

Commitments to sell mortgage-backed securities and loans	220,291	220,291	—	—	—

Commercial and financial standby letters of credit	4,508	—	4,508	—	—

Maximum contractual recourse exposure	1,093,045	—	—	—	1,093,045

Total	$1,538,933	$373,705	$72,172	$11	$1,093,045

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Interest Rate and Market Risk Management
Interest rate risk includes the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities. Interest rate risk also includes the risk that Doral Financial’s net interest income from its loan and investment portfolio will change in response to changes in interest rates. Doral Financial’s risk management strategies are discussed in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.

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
The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of March 31, 2008 and December 31, 2007.

	Market Value	Net Interest
As of March 31, 2008	Of Equity Risk	Income Risk(1)
+ 100 BPS	(8.8)%	3.9%
- 100 BPS	(0.6)%	(5.2)%

	Market Value	Net Interest
As of December 31, 2007	of Equity Risk	Income Risk(1)
+ 100 BPS	(10.7)%	(0.8)%
- 100 BPS	1.2%	(1.9)%

(1)	Based on 12-month forward change in net interest income.
The reduced volatility observed in both the market value of equity risk (“MVE”) sensitivity measures from December 31, 2007 to March 31, 2008, is due primarily to active balance sheet management. During the first quarter of 2008, the Company completed a sale of long-duration U.S. Treasury securities in order to reduce interest rate risk. The Company also grew earning assets through the purchase of agency LIBOR-floater and agency hybrid ARM mortgage-backed securities. The hybrid securities were match funded. The Company also extended the maturity of its Advances from FHLB. The measures taken to reduce MVE sensitivity slightly increased the 12 month net interest income sensitivity to falling rates, but it also provided more symmetry to the profile. The Company expects that these measures will provide more stability to net interest margin in horizons greater than 12 months.

The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of March 31, 2008 and December 31, 2007.

(In thousands)	March 31, 2008	December 31, 2007
	Change in Fair	Change in Fair
	Value of	Value of
	Available for	Available for
Change in Interest Rates	Sale Securities	Sale Securities
(basis points)	and FHLB Stock	and FHLB Stock
+200	(165,613)	(223,737)
+100	(74,752)	(102,851)
Base	—	—
-100	50,120	70,755
-200	81,058	129,464
Doral Financial’s balance sheet includes a $2.5 billion portfolio of long-term investment securities with fixed interest rates, mostly mortgage-backed securities. Many of these securities were purchased as part of prior management’s strategy to maximize tax-exempt income. The investment portfolio was mostly financed with short- term or callable liabilities. In a steep yield curve environment, the strategy increased net interest income but exposed the Company to higher interest rate risk from increasing rates and changes in the shape of the yield curve.
Because of the current composition of Doral Financial’s assets and liabilities, the Company believes that its net interest margin over a 2-year horizon would compress in certain rising and declining interest rate environments, assuming parallel and instantaneous increases or decreases of interest rates. Under certain rising interest rate scenarios, the duration of the Company’s fixed-rate mortgage loans and securities would extend and the Company would be locked into lower-yielding assets for longer periods. At the same time, due to the callable features of a portion of the Company’s liabilities, the duration of the Company’s liabilities would shorten and the Company would have to fund its assets with liabilities at higher rates. Under certain declining interest rate scenarios, the duration of the Company’s fixed-rate mortgage loans and securities would shorten as mortgage refinancing increases (this tendency is referred to as negative convexity) and the Company would have to reinvest its cash into assets with lower rates. Conversely, the duration of the Company’s liabilities would extend as lenders would not exercise their call options. Both these cases illustrate how the Company’s net interest margin would compress. As part of its strategy to reduce the balance sheet’s interest risk volatility, since December 2006, the Company has sold over $4.0 billion of long duration securities and negotiated the termination of callable funding arrangements associated with these securities.
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
The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following tables summarizes the Company’s interest rate swaps and caps outstanding at March 31, 2008.

TABLE P
INTEREST RATE SWAPS
(Dollars in thousands)

NOTIONAL	MATURITY			FAIR
AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE

CASH FLOW HEDGE
$15,000	September, 2008	4.70%	1-month LIBOR minus 0.03%	$(173)
$10,000	September, 2009	4.57%	1-month LIBOR plus 0.02%	$(349)
$8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	$(413)
$3,000	September, 2011	4.69%	1-month LIBOR plus 0.05%	$(190)
$15,000	October, 2008	4.44%	1-month LIBOR plus 0.06%	$(181)
$10,000	October, 2009	4.30%	1-month LIBOR plus 0.04%	$(323)
$8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	$(374)
$6,000	October, 2011	4.51%	1-month LIBOR plus 0.02%	$(341)
$5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	$(321)
$20,000	November, 2008	4.43%	1-month LIBOR plus 0.03%	$(282)
$20,000	November, 2009	4.35%	1-month LIBOR plus 0.02%	$(696)
$15,000	November, 2010	4.42%	1-month LIBOR	$(893)
$15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	$(738)
$45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	$(2,964)
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at March 31, 2008.
TABLE Q
INTEREST RATE CAPS
(Dollars in thousands)

NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR and 5.00%	$205	$29
$15,000	September, 2011	1-month LIBOR and 5.50%	$134	$42
$15,000	September, 2012	1-month LIBOR and 6.00%	$143	$67
$35,000	October, 2010	1-month LIBOR and 5.00%	$199	$38
$15,000	October, 2011	1-month LIBOR and 5.00%	$172	$58
$15,000	October, 2012	1-month LIBOR and 5.50%	$182	$92
$50,000	November, 2012	1-month LIBOR and 6.50%	$228	$148
$50,000	November, 2012	1-month LIBOR and 5.50%	$545	$310
$50,000	November, 2012	1-month LIBOR and 6.00%	$350	$208
Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $296.0 million and $414.0 million as of March 31, 2008 and December 31, 2007, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a lower volume of derivatives.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged using the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $195.0 million as of March 31, 2008. The Company typically uses interest rate swaps to convert floating rate FHLB advances to fixed rate by entering into a pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the FHLB advances to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
TABLE R
FAIR VALUE RECONCILIATION

Quarter Ended
(In thousands)	March 31, 2008
Fair value of contracts outstanding at the beginning of the period	$(476)
Contracts realized or otherwise settled during the period	40
Fair value of new contracts entered into during the period	2,069
Changes in fair values during the period	(1,397)

Fair value of contracts outstanding at the end of the period	$236

TABLE S
SOURCES OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in Excess	Total Fair
As of March 31, 2008	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(756)	$—	$—	$—	$(756)
Prices provided by other external sources	—	67	925	—	992

	$(756)	$67	$925	$—	$236

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
TABLE T
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	March 31, 2008
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	2	$465,000	$992	$(8,238)	$(7,246)	3.40
A+	2	26,000	—	(756)	(756)	0.04

Total Derivatives	4	$491,000	$992	$(8,994)	$(8,002)	3.22

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2007
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA	1	$250,000	$241	$(2,889)	$(2,648)	2.95
AA-	1	215,000	1,241	—	1,241	4.45
A+	2	29,000	6	(12)	(6)	0.04

Subtotal	4	$494,000	$1,488	$(2,901)	$(1,413)	3.43

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
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
A number of key economic indicators suggest that the Puerto Rico economy suffered a slowdown starting in 2006 that continued during 2007 and the first quarter of 2008. Doral Financial believes that Puerto Rico will continue to have a high concentration of delinquent credit, and this will continue to affect the Company’s credit quality and delinquency trends.
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
In the ordinary course of business, prior to 2006, the Company sold loans on a recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan. See “Off-Balance Sheet Activities” above for more information regarding recourse obligations. The Company has discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance. The Company did not sell loans on a recourse basis during the first quarter of 2008.
Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit facilities that are common in other parts of the United States. Substantially all residential mortgage loans are fixed rate, regular amortizing loans.
The credit risk of the residential mortgage portfolio is affected by a deteriorating economy to the extent that the borrowers’ spending capacity is decreased and, as a result, may not be able to make their payments as due. A deteriorating economy could also lead to a decline in real estate values and therefore the reduction of the borrowers’ capacity to refinance and increase exposure to loss upon default.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as a consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and especially how it affects the construction industry, the Company recently ceased financing new housing projects in Puerto Rico. As a result, management expects that the amounts of loans and exposure to the construction industry will continue to decrease throughout 2008 and subsequent years.
Loss Mitigation Strategies
As a result of the increase in non-performing loans, the Company developed several initiatives to mitigate credit losses. During 2007, the Company established a formal Loan Workout function within the Collections group. The function’s main responsibilities are avoiding defaults and minimizing losses upon default of commercial and construction loans. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
Doral Financial’s strategy for minimizing losses upon the sale of foreclosed properties is based on minimizing the time it takes to foreclose a property and, therefore, the depreciation in value of vacant properties (for example, due to vandalism) and the cost of improvements prior to the sale. Actions take to accelerate the foreclosure process included the hiring of attorneys and legal staff to bring the process in-house.
The Company also considers restructuring the debt of mortgage loan customers who are delinquent due to economic or legal reasons related to their financial condition, if the Company determines that it is in the best interest for both the Company and the borrower to do so. Refer to “Non-performing assets and allowance for loan and lease losses” section for additional information of loan restructurings.
Non-performing assets and allowance for loan and lease losses
Non-performing assets consist of loans on a non-accrual status and other real estate owned. Generally, loans are placed on a non-accrual status after they are delinquent for more than 90 days. On a case by case basis, the Company may decide that a particular loan should be placed in non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be seriously behind schedule or experiencing economical distress. Generally, when a loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and collectibility is reasonably assured. In January 2008, the Company placed in non-accrual status all residential construction loans classified as substandard, but with not more than 90 days delinquency if their source of payment was interest reserves funded by Doral Financial. For the quarter ended March 31, 2008, Doral Financial would have recognized $19.5 million, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also included interest reversal on loans placed on non-accrual status during the quarter.
The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated.

TABLE U
NON-PERFORMING ASSETS

	AS OF	AS OF
(Dollars in thousands)	MARCH 31, 2008	DECEMBER 31, 2007
Non-performing loans:

Residential mortgage loans — held for sale (1)	$5,975	$4,603
Residential mortgage loans — held for investment	273,567	256,949

Total non-performing residential mortgage loans	279,542	261,552

Other lending activities:
Construction loans, classified as substandard but accruing	—	114,426
Construction loans in non-accrual status	283,053	165,797
Commercial real estate loans	96,276	86,590
Consumer loans	3,784	4,303
Commercial non-real estate loans	2,501	3,040
Lease financing receivable	1,260	1,032
Land loans	560	731

Total non-performing other lending activities	387,434	375,919

Total non-performing loans (2)	666,976	637,471

Repossessed assets	250	419

OREO	41,116	38,154

Total NPAs of Doral Financial (consolidated)	$708,342	$676,044

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	13.42%	12.95%

Total NPAs of Doral Financial as a percentage of consolidated total assets	6.76%	7.27%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	12.35%	11.93%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period	18.33%	19.71%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing residential mortgage loans and other non-performing loans held for sale) at end of period(3)	25.29%	25.58%

(1)	Does not include approximately $125.5 million and $126.0 million of GNMA defaulted loans (for which the Company has the option, but not an obligation, to buy-back from the pools serviced), included as part of the loans held for sale portfolio as of March 31, 2008 and December 31, 2007, respectively.

(2)	Total non-performing loans excludes $35.8 million and $24.5 million as of March 31, 2008 and December 31, 2007, respectively, on certain commercial loans, classified internally as substandard, but not more than 90 days in arrears.

(3)	The proportion of the allowance for loan and leases losses allocated to residential mortgage loan portfolio historically has been lower than in other lending portfolios. A substantial part of the amounts due on delinquent residential mortgage loans has been historically recovered through sale of property after foreclosure or negotiated settlements with borrowers. For purposes of comparability with the industry, the ratio of allowance for loan and lease losses to total non-performing loans excludes the allowance allocated to residential mortgage loans from the numerator and the total residential mortgage loans portfolio and other non-performing loans held for sale from the denominator.

For the first quarter of 2008, non-performing assets increased as a percentage of the loan portfolio. The increase in non-performing assets reflected increased delinquency in the residential mortgages, construction loans and commercial real estate loan portfolios. These portfolios were affected by the overall deterioration of economic conditions in Puerto Rico, especially in the housing market.
Non-performing residential mortgage loans increased by $18.0 million, or 7%. The increase was largely driven by the aging of a significant amount of loans made in 2005 and the impact of the economic conditions in Puerto Rico.
During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“the Program”) with the purpose of aiding borrowers with seriously delinquent mortgage loans to get back into financial stability. Under the Program, borrowers prove future payment capacity by making three monthly payments. The Company is not reducing rates or forgiving principal or interest. The Program was designed to comply with all laws and regulations. As of the end of the first quarter of 2008, the Company had fully restructured and processed into the system $57.1 million of mortgage loans. The Company has made the determination that the loans restructured under the Program, fit the definition of Troubled Debt Restructurings (“TDR”) as defined by the Standard of Financial Accounting 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. These loans are being excluded from Table U above.
Doral Financial believes that the value of the OREO reflected in its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections.
Non-performing commercial real estate loans increased during the first quarter of 2008 by $9.7 million, or 11%. The increase mainly occurred in small to medium sized loans.
During the first quarter of 2008, non-performing construction loans increased by $2.8 million, or 1%, compared to December 31, 2007. The construction loan portfolio decreased by 28% during the first quarter of 2008 as a result of not engaging in new lending within the sector, a relatively high number of unit sales underlying the portfolio projects and regular portfolio run-off. During the first quarter of 2008, several residential construction projects financed by the Company experienced high levels of unit sales, representing an aggregate repayment of $71.2 million of principal. Pick up in sales volume was mainly attributable to the incentives established by the government of Puerto Rico for buyers of newly constructed homes in the form of a $25,000 down payment assistance and the Company’s own programs to assist builders to sell and market finished units.
Despite favorable activity during the first quarter of 2008, the construction loan portfolio has been directly affected by the deterioration in the overall Puerto Rico economy because the underlying loans’ repayment capacity is dependent on the ability to attract home-purchasers and maintain housing prices. During most of the past two years, but especially during the latter part of 2007, the Company’s portfolio experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. At March 31, 2008 and December 31, 2007, 50% and 48% of the loans within the construction portfolio were considered non-performing loans, respectively. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During the first quarter of 2008, Doral Financial did not enter into new commitments to fund construction loans in Puerto Rico for residential housing projects. New commitments to fund construction loans in New York amounted to $24.7 million for the quarter ended March 31, 2008. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	March 31, 2008	December 31, 2007
Construction loans(1)	$560,603	$588,174

Total undisbursed funds under existing commitments	$148,746	$139,172

Construction loans on non-accrual status	$283,053	$165,797
Construction loans, classified as substandard but accruing(2)	—	114,426

Total non-performing construction loans	$283,053	$280,223

Net charge offs — Construction loans	$4,553	$6,060

Allowance for loan losses — Construction loans	$48,731	$56,776

Non-performing construction loans to total construction loans	50.49%	47.64%
Allowance for loan losses — construction loans to total construction loans	8.69%	9.65%
Net charge-offs to total construction loans	0.81%	1.03%

(1)	Includes $419.6 million and $422.4 million of construction loans for residential housing projects as of March 31, 2008 and December 31, 2007, respectively. Also includes $141.0 million and $165.8 million of construction loans for commercial, condominiums and multi-family projects as of March 31, 2008 and December 31, 2007, respectively.

(2)	Since January l, 2008, all construction loans classified as substandard, but not more than 90 days in arrears have been placed on non-accrual and therefore, are included within Construction loans on non-accrual status.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for the periods indicated.
TABLE V
ALLOWANCE FOR LOAN AND LEASE
LOSSES

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands)	2008	2007
Allowance for Loan and Lease Losses:
Balance at beginning of period	$124,733	$67,233
Provision (recovery) for loan and lease losses:
Construction loans	(3,482)	37
Residential mortgage loans	2,549	841
Commercial real estate loans	3,076	1,920
Consumer loans	2,097	1,724
Lease financing	33	327
Commercial non-real estate loans	1,141	740
Land secured loans	(628)	—
Other(1)	—	400

Total provision for loan and lease losses	4,786	5,989

Charge — offs:
Construction loans	(4,553)	(513)
Residential mortgage loans	(426)	—
Commercial real estate loans	(1,033)	—
Consumer loans	(2,420)	(1,279)
Lease financing	(178)	—
Commercial non-real estate loans	(443)	(129)

Total charge-offs	(9,053)	(1,921)

Recoveries:
Commercial real estate loans	13	—
Consumer loans	501	54
Lease financing	159	—
Commercial non-real estate loans	43	8

Total recoveries	716	62

Net charge-offs	(8,337)	(1,859)

Other(1)	—	(400)

Balance at end of period	$121,182	$70,963

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.35%	2.29%
Provision for loan losses to net charge-offs on an annualized basis	57.41%	322.16%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.16%	0.06%

(1)	Represents the portion of allowance for loans transferred from the loans receivable portfolio to the loans held for sale portfolio, in connection to the sale of certain assets of Doral Bank NY during the third quarter of 2007.

The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:
TABLE W
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE
LOSSES

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$48,731	11%	$56,766	12%
Residential mortgage loans	23,187	66%	21,064	66%
Commercial — secured by real estate	25,455	15%	23,399	15%
Consumer	7,339	2%	7,161	2%
Lease financing receivable	1,517	1%	1,503	1%
Commercial non-real estate	3,809	3%	3,068	2%
Land secured	11,144	2%	11,772	2%

Total	$121,182	100%	$124,733	100%

The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, "Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan. As of March 31, 2008, Doral Financial had an allowance amounting to approximately $47.0 million, with respect to $251.0 million in outstanding balances of construction and commercial loans, which were impaired.

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
Starting in the second half of 2006 and throughout 2007, Doral Financial experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggested increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. The Company’s allowance for loan and lease losses increased by $80.6 million or 183% between June 30, 2006 and December 31, 2007, including a charge of $8.8 million for the reclassification of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio. As a result of the increase, the allowance for loan and lease losses as a percentage of loans receivable increased from 1.27% to 2.47% between June 30, 2006 and December 31, 2007.
Doral Financial’s provision for loan and lease losses for the quarter ended March 31, 2008, amounted to $4.8 million, compared to $6.0 million for the same period in 2007. The decrease in the provision is mostly due to the improvement of the performance of the construction loan portfolio related to better than anticipated sales of housing units, as explained above, and for certain loans with adjustable interest rates, lower financing cost, resulting in better project economics and decreases in specific reserves. The construction portfolio was also affected by favorable developments in loan workout activities. Charge-offs for the non-consumer portfolios for the first quarter of 2008 were mostly due to loans whose credit risk was identified in previous quarters and, as a result, were fully provided for before the start of the present quarter. Although the Company expects continued pressure on asset quality during the next several quarters due to the continued weakness of the Puerto Rico economy, and as a result the possibility of higher provisions exists, it is probable that charge-offs from loans with previously assigned loss reserves will continue to be higher than current provisions.
Generally, the percentage of the allowance for loan and lease losses to non-performing loans will not remain constant due to the nature of Doral Financial’s portfolio of loans, which are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance, management considers such factors as default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment) probable loss and recovery rates, and the degree of risk inherent in the loan portfolios. Allocated specific and general reserves are supplemented by a macroeconomic or emerging risk reserve. This portion of the total allowance for loan and lease losses reflects management’s evaluation of conditions that are not directly reflected in the loss factors used in the determination of the allowance. The conditions evaluated in connection with the macroeconomic and emerging risk allowance include national and local economic trends, industry conditions within the portfolios, recent loan portfolio performance, loan growth, changes in underwriting criteria and the regulatory and public policy environment.
Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance may be necessary if economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses.
Operational Risk
Operational risk includes the potential for financial losses resulting from failed or inadequate controls. Operational risk is inherent in every aspect of business operations, and can result from a range of factors including human judgment, process or system failures, or business interruptions. Operational risk is present in all of Doral Financial’s business processes, including financial reporting.

Overview of Operational Risk Management
On July 24, 2007, Doral Financial appointed a corporate-wide Chief Risk Officer, who is responsible for implementing the process of managing the risks faced by the Company. The Chief Risk Officer is responsible for coordinating with the Company’s Internal Audit group, risk identification and monitoring throughout Doral Financial. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
Internal Control Over Financial Reporting
Doral Financial’s management has identified several material weaknesses in Doral Financial’s internal control over financial reporting. For a detailed discussion of the material weaknesses that have been identified by management, please refer to Part II, Item 9A. Controls and Procedures, of the Company’s 2007 Annual Report on Form 10-K.
Liquidity Risk
For a discussion of the risks associated with Doral Financial’s ongoing need for capital to finance its lending, servicing and investing activities, please refer to “— Liquidity and Capital Resources” above.
General Business, Economic and Political Conditions
The Company’s business and earnings are sensitive to general business and economic conditions in Puerto Rico and the United States. Significant business and economic conditions include short-and long-term interest rates, inflation and the strength of the Puerto Rico and U.S. economies and housing markets. If any of these conditions deteriorate, the Company’s business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household income could decrease the demand for residential mortgage loans and increase the number of customers who become delinquent or default on their loans; or, a dramatically rising interest rate environment could decrease the demand for loans.
The economy of Puerto Rico appears to continue to underperform the U.S. economy. Furthermore, the Commonwealth’s fiscal situation still poses challenges for growth. In particular, general fund revenue and sales tax receipts are below projections, increasing the risk that additional revenue raising initiatives will be required to balance the budget. For more information on the current fiscal situation of the Commonwealth of Puerto Rico, please refer to Part I, Item 1. Business, “The Commonwealth of Puerto Rico — Current Fiscal Situation” and Item 1A. Risk Factors, in Part I of the Company’s 2007 Annual Report on Form 10-K.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
The Company’s management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2007, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2007 Annual Report on Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008.
While management believes that the controls over the completeness and valuation of its allowance for loan and lease losses are in place and working effectively, management has not completed its testing of controls over the completeness and valuation of its allowance for loan and lease losses as of March 31, 2008. Therefore, management cannot conclude that the material weakness has been remediated as of the date of this filing.
Doral Financial is engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007. Doral Financial’s remediation efforts are outlined in “— Remediation of Material Weaknesses” under Item 9A, Controls and Procedures, of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 and are specifically designed to address the material weaknesses identified by Doral Financial’s management and to enhance the Company’s overall corporate governance. Doral Financial will disclose any significant further developments arising as a result of its remediation efforts in future filings with the SEC.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2008, as described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company continued to take certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2007. Specifically, a comprehensive accounting policy was prepared and is being disseminated throughout the organization. As part of its dissemination, emphasis has been made on the accurate execution of account level analyses and standard reconciliation processes and the maintenance of an aging of reconciling items. The Controller’s department continues to execute and enhance other general controls, such as the communication of non-recurring transactions to the Controller’s department and month-end variance analyses by the business units. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For a detailed discussion of certain risk factors that could affect Doral Financial’s results for future periods see Item 1A, Risk Factors, in Doral Financial’s 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits
The exhibits accompanying this Quarterly Report on Form 10-Q are listed in the accompanying Exhibit Index.
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

DORAL FINANCIAL CORPORATION
(Registrant)

Date: May 12, 2008	/s/ Glen R. Wakeman

Glen R. Wakeman
Chief Executive Officer and President

Date: May 12, 2008	/s/ Marangal I. Domingo

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