Form 10-Q
period 2008-06-30
DORAL FINANCIAL CORP
filed 2008-08-08
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 53,810,110 outstanding as of August 7, 2008.

DORAL FINANCIAL CORPORATION
INDEX PAGE

		PAGE

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements

	Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Income (Loss) (Unaudited) — Quarters ended June 30, 2008 and June 30, 2007 and Six month periods ended June 30, 2008 and June 30, 2007	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Six month periods ended June 30, 2008 and June 30, 2007	5

	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Quarters ended June 30, 2008 and June 30, 2007 and Six month periods ended June 30, 2008 and June 30, 2007	6

	Consolidated Statements of Cash Flows (Unaudited) — Six month periods ended June 30, 2008 and June 30, 2007	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	76

Item 4 —	Controls and Procedures	77

PART II — OTHER INFORMATION		78

Item 1 —	Legal Proceedings	78

Item 1A —	Risk Factors	78

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3 —	Defaults Upon Senior Securities	78

Item 4 —	Submission of Matters to a Vote of Security Holders	79

Item 5 —	Other Information	79

Item 6 —	Exhibits	79

SIGNATURES		80
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
(In thousands, except for share information)	2008	2007
ASSETS
Cash and due from banks	$87,057	$67,884

Money market investments:
Money market investments with creditors’ right to repledge	7,095	199,795
Other money market investments	423,206	317,490

Total money market investments	430,301	517,285

Securities purchased under agreements to resell	—	204,000

Pledged investment securities that can be repledged:
Securities held for trading, at fair value	123,955	14,070
Securities available for sale, at fair value	1,593,580	891,961

Total pledged investment securities that can be repledged	1,717,535	906,031

Other investment securities:
Securities held for trading, at fair value	107,301	262,392
Securities available for sale, at fair value	1,562,486	1,029,979
Federal Home Loan Bank of NY (FHLB) stock, at cost	114,140	73,867

Total other investment securities	1,783,927	1,366,238

Total investment securities	3,501,462	2,272,269

Loans:
Loans held for sale, at lower of cost or market	374,420	418,556

Loans receivable	5,234,986	5,054,709
Allowance for loan and lease losses	(122,099)	(124,733)
Unearned income	(2,893)	(3,776)

Total loans receivable	5,109,994	4,926,200

Total loans	5,484,414	5,344,756

Receivables and mortgage-servicing advances	70,664	62,098
Accrued interest receivable	45,184	42,434
Servicing assets, net	145,527	150,238
Premises and equipment, net	102,650	106,317
Real estate held for sale, net	53,731	38,154
Assets to be disposed of by sale	7,166	8,970
Deferred tax asset, net	402,268	392,860
Other assets	119,447	97,113

Total assets	$10,449,871	$9,304,378

LIABILITIES
Deposits:
Non-interest-bearing deposits	$264,306	$242,821
Interest-bearing deposits	4,066,422	4,025,203

Total Deposits	4,330,728	4,268,024
Securities sold under agreements to repurchase	2,100,271	1,444,363
Advances from FHLB	1,829,000	1,234,000
Loans payable	379,815	402,701
Notes payable	279,716	282,458
Accrued expenses and other liabilities	300,854	326,125

Total liabilities	9,220,384	7,957,671

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 53,810,110 shares issued and outstanding	538	538
Additional paid-in capital	849,081	849,081
Legal surplus	23,596	23,596
Accumulated deficit	(83,916)	(66,610)
Accumulated other comprehensive loss, net of income tax benefit of $19,988 and $6,075 in 2008 and 2007, respectively	(133,062)	(33,148)

Total stockholders’ equity	1,229,487	1,346,707

Total liabilities and stockholders’ equity	$10,449,871	$9,304,378

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands, except for share information)	2008	2007	2008	2007
Interest income:
Loans	$85,910	$86,726	$171,292	$176,319
Mortgage-backed securities	29,936	21,085	49,038	43,325
Interest-only strips (“IOs”)	1,756	1,395	3,430	2,889
Investment securities	13,912	27,074	28,678	54,886
Other interest-earning assets	4,132	16,963	11,316	33,072

Total interest income	135,646	153,243	263,754	310,491

Interest expense:
Deposits	37,268	44,105	79,916	86,893
Securities sold under agreements to repurchase	22,091	38,676	40,404	78,312
Advances from FHLB	17,549	13,036	34,807	26,644
Loans payable	4,568	7,306	10,077	14,934
Notes payable	5,315	15,491	10,651	30,915

Total interest expense	86,791	118,614	175,855	237,698

Net interest income	48,855	34,629	87,899	72,793

Provision for loan and lease losses	10,683	19,322	15,469	25,311

Net interest income after provision for loan and lease losses	38,172	15,307	72,430	47,482

Non-interest income:
Net gain on mortgage loan sales and fees	3,858	1,521	6,226	984
Net (loss) gain on securities held for trading, including gains and losses on the fair value of IOs	(7,916)	5,891	(248)	3,913
Net (loss) gain on sale of investment securities	—	(74)	194	(342)
Servicing income (net of mark-to-market adjustment)	12,434	9,383	9,723	15,383
Commissions, fees and other income	16,519	8,176	26,379	16,587

Total non-interest income	24,895	24,897	42,274	36,525

Non-interest expenses:
Compensation and benefits	17,057	30,641	36,135	57,203
Taxes, other than payroll and income taxes	2,379	3,437	4,801	6,284
Advertising	2,273	2,568	4,505	3,930
Professional services	8,076	17,559	14,010	37,001
Communication and information systems	5,641	5,264	11,121	9,318
Occupancy and other office expenses	5,680	6,451	11,649	12,750
Depreciation and amortization	4,072	4,427	8,127	9,478
Other	10,448	6,272	19,841	15,873

Total non-interest expenses	55,626	76,619	110,189	151,837

Income (loss) before income taxes	7,441	(36,415)	4,515	(67,830)
Income tax expense	5,799	1,063	5,171	6,957

Net income (loss)	$1,642	$(37,478)	$(656)	$(74,787)

Net loss attributable to common shareholders	$(6,683)	$(45,803)	$(17,306)	$(91,437)

Net loss per common share(1) (2)	$(0.12)	$(8.49)	$(0.32)	$(16.94)

(1)	Net loss per common share for the quarter and six month period ended June 30, 2007 reflects the 1-for-20 reverse stock split effective August 17, 2007.

(2)	For the quarters and six month periods ended June 30, 2008 and 2007, net loss per common shares represents the basic and diluted loss per common share, respectively, for each of the periods presented.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	SIX MONTH PERIODS
	ENDED JUNE 30,
(In thousands)	2008	2007

PREFERRED STOCK	$573,250	$573,250

COMMON STOCK	538	107,948

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	849,081	166,495
Stock-based compensation recognized	—	660

Balance at end of period	849,081	167,155

LEGAL SURPLUS	23,596	23,596

(ACCUMULATED DEFICIT) RETAINED EARNINGS:
Balance at beginning of period	(66,610)	139,051
Net loss	(656)	(74,787)
Cumulative effect of accounting change (adoption of SFAS No. 156)	—	926
Cumulative effect of accounting change (adoption of FIN 48)	—	(2,380)
Cash dividends declared on preferred stock	(16,650)	(16,650)

Balance at end of period	(83,916)	46,160

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(33,148)	(106,936)
Other comprehensive loss, net of deferred tax	(99,914)	(24,886)

Balance at end of period	(133,062)	(131,822)

Total stockholders’ equity	$1,229,487	$786,287

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE LOSS
(UNAUDITED)

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands)	2008	2007	2008	2007

Net income (loss)	$1,642	$(37,478)	$(656)	$(74,787)

Other comprehensive loss, before tax:

Unrealized losses on securities arising during the period	(50,771)	(35,198)	(113,389)	(25,416)
Amortization of unrealized loss on securities reclassified to held to maturity	—	11	—	22
Reclassification of realized losses (gains) included in net loss	—	74	(194)	342

Other comprehensive loss on investment securities, before tax	(50,771)	(35,113)	(113,583)	(25,052)

Income tax benefit related to investment securities	5,113	449	13,913	166

Other comprehensive loss on investment securities, net of tax	(45,658)	(34,664)	(99,670)	(24,886)

Other comprehensive income (loss) on cash flow hedge, net of tax	2,923	—	(244)	—

Other comprehensive loss, net of tax	(42,735)	(34,664)	(99,914)	(24,886)

Comprehensive loss, net of tax	$(41,093)	$(72,142)	$(100,570)	$(99,673)

Accumulated other comprehensive loss, net of tax

Other comprehensive loss on investment securities	$(132,247)	$(131,822)	$(132,247)	$(131,822)
Other comprehensive loss on cash flow hedge	(815)	—	(815)	—

Total accumulated other comprehensive loss, net of tax	$(133,062)	$(131,822)	$(133,062)	$(131,822)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTH PERIODS ENDED
	JUNE 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(656)	$(74,787)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	—	660
Depreciation and amortization	8,127	9,478
Mark-to-market adjustment of servicing assets	7,099	6,280
Deferred tax provision	3,647	5,083
Provision for loan and lease losses	15,469	25,311
Net gain on sale of assets to be disposed of by sale	(23)	—
Accretion of discount on loans, investment securities and debt	(13,715)	(3,888)
Unrealized loss on loans held for sale	—	2,008
Net decrease in loans held for sale	(55,475)	(158,017)
(Gain) loss on sale of securities	(3,157)	4,676
Unrealized loss on trading securities	2,983	3,751
Decrease in securities held for trading	127,744	138,327
Amortization and net (loss) gain in the fair value of IOs	(2,768)	171
(Increase) decrease in derivative instruments	(770)	8,551
(Increase) decrease in receivables and mortgage servicing advances	(8,022)	5,139
(Increase) decrease in accrued interest receivable	(2,750)	6,816
Increase in other assets	(20,415)	(29,482)
Decrease in accrued expenses and other liabilities	(31,273)	(15,185)

Total adjustments	26,701	9,679

Net cash provided by (used in) operating activities	26,045	(65,108)

Cash flows from investing activities:
Purchases of securities available for sale	(1,848,684)	—
Principal repayment and sales of securities available for sale	581,837	446,459
Principal repayment and maturities of securities held to maturity	—	166,099
(Increase) decrease in FHLB stock	(40,273)	6,094
Net (increase) decrease of loans receivable	(267,143)	147,928
Purchases of premises and equipment	(3,651)	(2,799)
Proceeds from sale of servicing assets	—	7,000
Proceeds from assets to be disposed by sale	474	—
Proceeds from sales of real estate held for sale	8,398	3,615

Net cash (used by) provided by investing activities	(1,569,042)	774,396

Cash flows from financing activities:
Increase (decrease) in deposits	62,704	(354,174)
Increase (decrease) in securities sold under agreements to repurchase	655,908	(568,759)
Proceeds from advances from FHLB	1,440,000	190,000
Repayment of advances from FHLB	(845,000)	(240,000)
Repayment of secured borrowings	(22,886)	(19,995)
Repayment of notes payable	(2,890)	(5,181)
Dividends paid	(16,650)	(16,650)

Net cash provided by (used in) financing activities	1,271,186	(1,014,759)

Net decrease in cash and cash equivalents	$(271,811)	$(305,471)
Cash and cash equivalents at beginning of period	789,169	1,145,861

Cash and cash equivalents at the end of period	$517,358	$840,390

Cash and cash equivalents includes:
Cash and due from banks	$87,057	$119,104
Money market investments	430,301	721,286

	$517,358	$840,390

Supplemental schedule of non-cash activities:
Loan securitizations	$147,574	$111,950

Reclassification of securities from the held for trading portfolio to the available for sale portfolio	$68,520	$—

Reclassification of securities held to maturity to held for trading in connection with the agreement to sell certain assets of Doral Bank NY	$—	$91,045

Reclassification of loans receivable to loans held for sale in connection with the agreement to sell certain assets of Doral Bank NY	$—	$205,629

Reclassification of premises and equipment to assets to be disposed of by sale	$—	$22,457

Reclassification of assets to be disposed of by sale to premises and equipment	$809	$—

Loans foreclosed	$25,032	$8,575

Reclassification of loans held for sale to loans receivable	$48,185	$1,340,833

Capitalization of servicing assets	$2,975	$2,546

Remeasurement of income taxes payable upon adoption of FIN 48	$—	$2,380

Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	$—	$926

Supplemental information for cash flows:
Cash used to pay interest	$184,658	$237,279

Cash used to pay income taxes	$17,816	$2,587

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, Doral Mortgage LLC (“Doral Mortgage”), Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. On July 18, 2007, Sana Mortgage Corporation (“Sana”) was merged with and into Doral Mortgage and Centro Hipotecario de Puerto Rico (“Centro Hipotecario”) was merged with and into Doral Financial. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) detailed in notes “c” and “x” below. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) has been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.
b.	The results of operations for the quarter and six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
c.	The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. This statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that are used to measure fair value:
Level 1	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
The Company applied the fair value framework established by SFAS No. 157 to the following financial assets and liabilities: securities available for sale, securities held for trading, loans held for sale, loans held for investment, mortgage servicing rights (MSRs) and derivatives. Please refer to note “x” for further information.

On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”. This statement delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Therefore, we have elected to delay application of SFAS No. 157 for nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, goodwill and other real estate owned.

d.	At June 30, 2008, escrow funds and custodial accounts included approximately $92.5 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $20.3 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $17.5 million and $17.0 million, respectively, as of June 30, 2008.

e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Net Income (Loss):

Net income (loss)	$1,642	$(37,478)	$(656)	$(74,787)

Convertible preferred stock dividend	(4,097)	(4,097)	(8,194)	(8,194)

Nonconvertible preferred stock dividend	(4,228)	(4,228)	(8,456)	(8,456)

Net loss attributable to common shareholders	$(6,683)	$(45,803)	$(17,306)	$(91,437)

Weighted-Average Shares(1) (2):

Basic weighted-average number of common shares outstanding	53,810,110	5,397,412	53,810,110	5,397,412

Diluted weighted-average number of common shares outstanding	53,810,110	5,397,412	53,810,110	5,397,412

Net Loss per Common Share(2):

Basic	$(0.12)	$(8.49)	$(0.32)	$(16.94)

Diluted	$(0.12)	$(8.49)	$(0.32)	$(16.94)

(1)	For the quarters and six month periods ended June 30, 2008 and 2007, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Weighted-average shares and net loss per common share for the quarter and six month period ended June 30, 2007 reflects the 1-for-20 reverse stock split effective August 17, 2007.
f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of loans and are offset against net gains on loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Employee costs, gross	$19,498	$32,360	$40,768	$60,638
Deferred costs pursuant to SFAS 91	(2,441)	(1,719)	(4,633)	(3,435)

Employee cost, net	$17,057	$30,641	$36,135	$57,203

Other expenses, gross	$10,657	$6,616	$20,140	$17,208
Deferred costs pursuant to SFAS 91	(209)	(344)	(299)	(1,335)

Other expenses, net	$10,448	$6,272	$19,841	$15,873

As of June 30, 2008, the Company had a net deferred origination cost on loans held for sale amounting to approximately $0.4 million, compared to a net deferred origination fee of approximately $0.9 million as of December 31, 2007. Net deferred origination fees on loans receivable amounted to approximately $11.9 million as of June 30, 2008, compared to $10.9 million as of December 31, 2007.

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

During 2007, in connection with the recapitalization transaction, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as a wholly owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, we have presented below segment information for the quarter and six month period ended June 30, 2008 with the new reportable segment structure as well as comparative segment information for the quarters and six month periods ended June 30, 2008 and 2007, using the old report segment structure. In establishing the old reportable segment structure for the quarter ended June 30, 2008, the servicing asset and the related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR have been reclassified to the mortgage banking segment.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies.

The following tables present net interest income (loss), non-interest (loss) income, net (loss) income and identifiable assets for each of the Company’s reportable segments for the periods presented using the old reportable segment structure.

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
(In thousands)	QUARTER ENDED JUNE 30, 2008

Net interest income	$4,882	43,558	—	—	415	$48,855
Non-interest income	$22,404	5,355	6	3,535	(6,405)	$24,895
Net income (loss)	$10,027	(6,069)	(45)	1,659	(3,930)	$1,642
Identifiable assets	$2,106,364	8,765,476	2,037	24,166	(448,172)	$10,449,871

	QUARTER ENDED JUNE 30, 2007

Net interest (loss) income	$(5,965)	39,714	—	—	880	$34,629
Non-interest income	$14,029	9,920	144	2,552	(1,748)	$24,897
Net (loss) income	$(45,528)	7,340	55	1,108	(453)	$(37,478)
Identifiable assets	$2,301,557	8,674,032	2,473	23,890	(260,160)	$10,741,792

(In thousands)	SIX MONTH PERIOD ENDED JUNE 30, 2008

Net interest income	$9,777	77,353	—	—	769	$87,899
Non-interest income	$28,765	20,619	144	6,549	(13,803)	$42,274
Net income (loss)	$13,444	(8,338)	(14)	3,036	(8,784)	$(656)
Identifiable assets	$2,106,364	8,765,476	2,037	24,166	(448,172)	$10,449,871

	SIX MONTH PERIOD ENDED JUNE 30, 2007

Net interest (loss) income	$(10,307)	80,474	—	—	2,626	$72,793
Non-interest income	$27,607	7,491	288	5,112	(3,973)	$36,525
Net (loss) income	$(89,181)	12,511	103	2,292	(512)	$(74,787)
Identifiable assets	$2,301,557	8,674,032	2,473	23,890	(260,160)	$10,741,792

(1)	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of the net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarter facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.
The following table presents net interest income, non-interest income, net (loss) income and identifiable assets for each of the Company’s reportable segments for the quarter and six month period ended June 30, 2008 using the new reportable segment structure. The new reportable structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR as part of the banking segment.

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations	Totals
(In thousands)	QUARTER ENDED JUNE 30, 2008

Net interest income	$4,882	43,558	—	—	415	$48,855
Non-interest income	$7,432	20,327	6	3,535	(6,405)	$24,895
Net (loss) income	$(3,976)	7,934	(45)	1,659	(3,930)	$1,642
Identifiable assets	$2,106,364	8,931,123	2,037	24,166	(613,819)	$10,449,871

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations	Totals
(In thousands)	SIX MONTH PERIOD ENDED JUNE 30, 2008

Net interest income	$9,777	77,353	—	—	769	$87,899
Non-interest income	$15,077	34,307	144	6,549	(13,803)	$42,274
Net income (loss)	$1,798	3,308	(14)	3,036	(8,784)	$(656)
Identifiable assets	$2,106,364	8,931,123	2,037	24,166	(613,819)	$10,449,871
The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

	Puerto Rico	Mainland US	Eliminations	Totals
(In thousands)	QUARTER ENDED JUNE 30, 2008

Net interest income	$46,939	1,887	29	$48,855
Non-interest income	$24,148	824	(77)	$24,895
Net income	$1,610	33	(1)	$1,642
Identifiable assets	$10,392,531	233,814	(176,474)	$10,449,871

	QUARTER ENDED JUNE 30, 2007

Net interest income	$29,894	4,701	34	$34,629
Non-interest income (loss)	$28,349	(3,349)	(103)	$24,897
Net loss	$(36,118)	(1,364)	4	$(37,478)
Identifiable assets	$10,204,592	623,164	(85,964)	$10,741,792

(In thousands)	SIX MONTH PERIOD ENDED JUNE 30, 2008

Net interest income	$84,599	3,200	100	$87,899
Non-interest income	$41,053	1,426	(205)	$42,274
Net (loss) income	$(1,288)	621	11	$(656)
Identifiable assets	$10,392,531	233,814	(176,474)	$10,449,871

	SIX MONTH PERIOD ENDED JUNE 30, 2007

Net interest income	$62,994	9,737	62	$72,793
Non-interest income (loss)	$45,331	(8,610)	(196)	$36,525
Net loss	$(71,244)	(3,546)	3	$(74,787)
Identifiable assets	$10,204,592	623,164	(85,964)	$10,741,792

h.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of June 30, 2008 and December 31, 2007.

SECURITIES HELD FOR TRADING	JUNE 30,	DECEMBER 31,
(In thousands)	2008	2007

Mortgage-Backed Securities:
GNMA Exempt	$2,539	$33,678
GNMA Taxable	2,233	11,928
CMO Government Sponsored Agencies	—	287
CMO Private Label	1,541	15,777
FHLMC and FNMA	—	8,693
Variable Interest-Only Strips	48,414	51,074
Fixed Interest-Only Strips	746	854
U.S. Treasury Notes	173,537	152,695
Derivatives(1)	2,246	1,476

Total	$231,256	$276,462

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $293.0 million as of June 30, 2008 and $414.0 million as of December 31, 2007. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
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
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of June 30, 2008 and December 31, 2007.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2008

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

Mortgage-Backed Securities
GNMA
Due from one to five years	$976	$13	$16	$973	4.95%
Due from five to ten years	549	16	—	565	6.39%
Due over ten years	65,815	212	850	65,177	5.38%

FHLMC and FNMA
Due from five to ten years	15,166	—	272	14,894	5.51%
Due over ten years	1,029,068	1,911	9,286	1,021,693	5.16%

CMO Government Sponsored Agencies
Due over ten years	675,222	2,637	5,685	672,174	3.77%

CMO Private Label
Due over ten years	515,375	—	134,399	380,976	6.49%

Debt Securities
FHLB Notes
Due from one to five years	100,358	1,798	—	102,156	4.16%
Due from five to ten years	168,595	—	1,739	166,856	5.00%
Due over ten years	105,000	—	2,170	102,830	5.26%

FNMA Notes
Due within one year	46,507	97	—	46,604	4.19%
Due from one to five years	207,149	196	—	207,345	3.55%
Due over ten years	49,990	41	—	50,031	6.00%

FHLB Zero Coupon
Due over ten years	141,570	—	4,631	136,939	6.01%

FHLMC Zero Coupon
Due over ten years	86,349	359	—	86,708	5.91%

FHLMC Notes
Due over ten years	50,000	25	—	50,025	5.50%

P.R. Housing Bank
Due from five to ten years	3,595	5	35	3,565	4.92%
Due over ten years	6,625	13	—	6,638	5.48%

Other
Due within one year	6,925	5	—	6,930	3.98%
Due from one to five years	25,466	52	170	25,348	4.44%
Due over ten years	8,000	—	361	7,639	5.61%

	$3,308,300	$7,380	$159,614	$3,156,066	5.01%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2007

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

Mortgage-Backed Securities
GNMA
Due from one to five years	$374	$9	$—	$383	6.39%
Due over ten years	3,694	145	3	3,836	6.91%

FNMA
Due over ten years	260,143	4,297	558	263,882	6.05%

CMO Government Sponsored Agencies
Due over ten years	7,000	—	659	6,341	6.10%

CMO Private Label
Due over ten years	530,997	—	28,285	502,712	6.22%

Debt Securities
FHLB Notes
Due from one to five years	100,458	1,165	—	101,623	4.16%
Due over ten years	273,595	—	3,376	270,219	5.10%

FNMA Notes
Due within one year	46,000	—	—	46,000	4.60%
Due over ten years	49,990	—	43	49,947	6.00%

FHLB Zero Coupon
Due over ten years	137,131	—	2,688	134,443	6.01%

FHLMC Zero Coupon
Due over ten years	242,281	155	162	242,274	5.83%

FHLMC Notes
Due over ten years	50,000	12	—	50,012	5.50%

P.R. Housing Bank
Due over ten years	4,635	9	—	4,644	5.50%

U.S. Treasury Bonds
Due over ten years	234,361	—	8,768	225,593	4.21%

Other
Due within one year	6,899	11	20	6,890	3.98%
Due from one to five years	5,025	21	—	5,046	5.15%
Due over ten years	8,001	231	137	8,095	5.61%

	$1,960,584	$6,055	$44,699	$1,921,940	5.56%

i.	The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007.
SECURITIES AVAILABLE FOR SALE

	As of June 30, 2008
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses

Mortgage-Backed Securities
GNMA	99	$58,196	$866	—	$—	$—	99	$58,196	$866
FNMA/ FHLMC	29	742,436	9,260	2	1,578	28	31	744,014	9,288
CMO Government Sponsored Agencies	6	243,450	5,522	2	5,950	433	8	249,400	5,955
CMO Private Label	13	380,976	134,399	—	—	—	13	380,976	134,399
Debt Securities
FHLB Notes	4	216,731	1,864	1	52,955	2,045	5	269,686	3,909
FHLB Zero Coupon	—	—	—	1	136,939	4,631	1	136,939	4,631
Other	6	25,764	296	1	2,730	270	7	28,494	566

	157	$1,667,553	$152,207	7	$200,152	$7,407	164	$1,867,705	$159,614

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2007
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses

Mortgage-Backed Securities
GNMA	—	$—	$—	1	$165	$3	1	$165	$3
FNMA	—	—	—	1	32,556	558	1	32,556	558
CMO Government Sponsored Agencies	—	—	—	4	6,341	659	4	6,341	659
CMO Private Label	9	502,712	28,285	—	—	—	9	502,712	28,285
Debt Securities
FNMA Notes	—	—	—	4	95,947	43	4	95,947	43
FHLB Notes	—	—	—	5	270,219	3,376	5	270,219	3,376
FHLB Zero Coupon	—	—	—	2	134,443	2,688	2	134,443	2,688
FHLMC Zero Coupon	—	—	—	2	158,229	162	2	158,229	162
US Treasury	—	—	—	2	225,593	8,768	2	225,593	8,768
Other	1	2,863	137	1	3,880	20	2	6,743	157

	10	$505,575	$28,422	22	$927,373	$16,277	32	$1,432,948	$44,699

The securities held by the Company are principally mortgage-backed securities guaranteed by mortgages or a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio is mostly composed of debt securities with AAA ratings. The Company has the ability and intent to hold such securities until maturity or until the unrealized losses are recovered. Therefore, no other than temporary impairment loss has been recognized.

As of June 30, 2008, the only positions showing significant unrealized losses were the U.S. Private Label CMO’s that were purchased during the fourth quarter of 2007 as part of the Company’s asset purchase program. The price movement on these securities has been adversely affected by the conditions of the U.S. financial markets, specifically the non-agency mortgage market. Management believes these price changes are not driven by the deal specific fundamentals like structure and credit performance, but rather by a lack of liquidity in the market place, which has caused a downward spiral in prices. The collateral underlying these bonds can be split up into two categories: Hybrid ARM’s amounting to $147.1 million and Pay Options ARM’s amounting to $221.1 million Hybrid ARM collateral has been less impacted by the recent market turmoil principally due to the fact the underlying characteristics of the collateral provide for more stable cash flows and the delinquencies of the underlying deals have been less than that of the Pay Option ARM backed deals. Price performance of the Pay Option ARM backed deals has been worse than that of the Hybrid ARM deals. Although the trend in delinquency has been worse for these deals, most of the bonds are super senior tranches, which means they are at the top of the capital structure. In addition, these deals carry significantly higher credit enhancement than the equivalent Hybrid ARM backed deals. Management therefore expects these securities to recover value and intends to hold them until value is recovered.

Private Label CMO’s includes the PR Private Label CMO’s amounting to $12.8 million that are comprised of subordinate tranches of securitizations that Doral made in 2006. The price performance of these bonds has been driven by the events in the U.S. mortgage market and not by the deal performance fundamentals. The delinquency trends of these Doral securitizations has been considerably better than the performance of similar U.S. mortgage backed assets. Since these securities were transferred from the trading category to available for sale at depressed prices and the underlying delinquency of the loans is well behaved, management expects to hold these assets until value is recovered.

The effects of the conditions in the financial markets and the economy could last through the end of 2008, but management expects that the Company will receive principal and interest due from these positions in a timely fashion. The Company has the ability and intent to hold these positions until maturity or until the unrealized losses are recovered. Furthermore, Doral Financial is able to finance these positions with Advances from FHLB therefore providing the capacity to hold the positions until value is recovered. Doral Financial also has excess funding capacity should it be required.

j.	The following table sets forth certain information regarding Doral Financial’s loans held for sale as of the dates indicated:

LOANS HELD FOR SALE
(In thousands)	JUNE 30, 2008	DECEMBER 31, 2007

Conventional single family residential loans	$159,371	$189,995
FHA/VA loans	173,019	141,601
Construction and commercial real estate loans	42,030	86,960

Total loans held for sale (1)	$374,420	$418,556

(1)	At June 30, 2008 and December 31, 2007, the loans held for sale portfolio includes $1.1 million and $41.8 million, respectively, related to interest-only loans.
During the first quarter of 2008, the Company transferred $48.2 million from the loans held for sale portfolio to the loans receivable portfolio. The Company transferred the loans because they were deemed not salable to the Agencies. The Company has the ability and intent to hold these loans until maturity.

At June 30, 2008 and December 31, 2007, loans held for sale amounting to $175.5 million and $189.0 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.

At June 30, 2008 and December 31, 2007, the loans held for sale portfolio includes $131.7 million and $126.0 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

k.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET

	JUNE 30, 2008		DECEMBER 31, 2007
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$539,076	10%	$588,175	12%
Residential mortgage loans	3,533,422	67%	3,340,162	66%
Commercial — secured by real estate	794,172	15%	767,441	15%
Consumer — other:
Personal loans	46,442	1%	44,810	1%
Auto loans	154	0%	195	0%
Credit cards	25,328	0%	19,047	0%
Overdrawn checking accounts	488	0%	164	0%
Revolving lines of credit	26,107	1%	26,941	1%
Lease financing receivables	28,189	1%	33,457	1%
Commercial non-real estate	146,056	3%	126,484	2%
Loans on savings deposits	7,671	0%	11,037	0%
Land secured	116,894	2%	119,232	2%

Loans receivable, gross(2)	5,263,999	100%	5,077,145	100%

Less:
Discount on loans transferred(3)	(17,106)		(17,615)
Unearned interest and deferred loan fees, net	(14,800)		(8,597)
Allowance for loan and lease losses	(122,099)		(124,733)

	(154,005)		(150,945)

Loans receivable, net	$5,109,994		$4,926,200

(1)	Includes $414.4 million and $422.4 million of construction loans for residential housing projects as of June 30, 2008 and December 31, 2007, respectively. Also includes $124.7 million and $165.8 million of construction loans for commercial, condominiums and multifamily projects as of June 30, 2008 and December 31, 2007, respectively.

(2)	Includes $206.0 million and $99.3 million of interest-only loans, as of June 30, 2008 and December 31, 2007, respectively.

(3)	Relates to $1.4 billion of loans transferred during the second and third quarters of 2007, from the loans held for sale portfolio to the loans receivable portfolio.
At June 30, 2008 and December 31, 2007, loans receivable amounting to $202.7 million and $212.5 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.

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

As of June 30, 2008, Doral Financial evaluated a total of approximately $308.7 million of construction and commercial loans for impairment. The Company had specific allowances amounting to $47.9 million and it had charged off approximately $10.1 million, with respect to $235.7 million in outstanding balances of construction and commercial loans.

Doral Financial, records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5 “Accounting for Contingencies”. For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.

During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“the Program”) with the purpose of aiding borrowers with seriously delinquent mortgage loans to get back into financial stability. Under the Program, borrowers prove future payment capacity by making three consecutive monthly payments. The Company is not modifying rates or forgiving principal or interest. The Program was designed to comply with all laws and regulations. As of June 30, 2008, the Company had fully restructured and processed into the system $103.6 million of mortgage loans, of which $3.3 million were included as non-performing loans as of June 30, 2008. There were no losses recognized as a result of the restructuring of mortgage loans. The Company has made the determination that the loans restructured under the Program fit the definition of Troubled Debt Restructuring (“TDR”) as defined by the Standard of Financial Accounting 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”.

The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the periods indicated.

	QUARTERS ENDED		SIX MONTH PERIODS ENDED
ALLOWANCE FOR LOAN AND LEASE LOSSES	JUNE 30,		JUNE 30,
(In thousands)	2008	2007	2008	2007

Balance at beginning of period	$121,182	$70,963	$124,733	$67,233
Provision for loan and lease losses	10,683	19,322	15,469	25,311
Losses charged to the allowance	(9,792)	(4,521)	(18,845)	(6,442)
Recoveries	26	184	742	246
Other(1)	—	(73)	—	(473)

Balance at end of period	$122,099	$85,875	$122,099	$85,875

(1)	Represents the portion of allowance for loans transferred from the loans receivable portfolio to the loans held for sale portfolio, in connection with the sale of certain assets of Doral Bank NY during the first quarter of 2007.
l.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2008, the outstanding principal balance of the bonds was $48.4 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2008 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

m.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.

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

The changes in servicing assets measured using the fair value method for the quarters and six month periods ended June 30, 2008 and 2007 are shown below:

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands)	2008	2007	2008	2007
Balance at beginning of period	$139,570	$173,343	$150,238	$177,884
Sales of servicing asset(1)	—	(9,581)	—	(9,581)
Adjustment to MSR fair value for loans repurchased(2)	(587)	—	(587)	—
Capitalization of servicing assets	2,046	1,362	2,975	2,546
Change in fair value	4,498	(555)	(7,099)	(6,280)

Balance at end of period(3)	$145,527	$164,569	$145,527	$164,569

(1)	Amount represents MSRs sales related to $693.9 million in principal balance of mortgage loans.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $26.7 million sold on a servicing release basis in principal balance of mortgage loans.

(3)	Outstanding balance of loans serviced for third parties amounted to $9.7 billion and $10.8 billion as of June 30, 2008 and 2007, respectively.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at June 30, 2008 and June 30, 2007 was 8.0 years and 6.6 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

The following tables show the changes in the Company’s interest-only strips for each of the periods shown:

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands)	2008	2007	2008	2007
Balance at beginning of period	$51,538	$52,617	$51,928	$49,926
Amortization	(1,672)	(2,074)	(2,739)	(3,930)
(Loss) gain on the IO value	(706)	(788)	(29)	3,759

Balance at end of period	$49,160	$49,755	$49,160	$49,755

At June 30, 2008, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio. The constant prepayment rate assumptions employed for the valuation of servicing assets as of June 30, 2008, were lower than in 2007, the prepayment rate assumption was at 9.42% compared to 12.61% as of June 30, 2007.

The weighted average constant prepayment rate assumption for the Company’s IO portfolio as of June 30, 2008 was 8.00% compared to 10.64% for the correspondent 2007 period. This reduction in prepayment speed assumption, for the IOs was due to, (1) the underlying collateral has aged a year, an event that tends to put downward pressure on the price elasticity of underlying collateral, (2) slight decreases on median prepayment estimates of U.S. Benchmarks were observed during the examined period, specifically for moderate and seasoned pools of similar coupon characteristics, and (3) model adjustments on prepayment speeds for Puerto Rico mortgages contributed to the overall reduction in prepayment speeds given that higher correlation to U.S. prepayments was observed for the quarter ended in June 30, 2008. Overall reduction in U.S. Benchmark prepayment speeds during the quarter ended June 30, 2008 are due to higher interest rates, near recessionary conditions, tighter credit standards on mortgages and overall bearishness in mortgage markets due to the sub-prime crisis experienced in the latter part of 2007 and early 2008.

Discount rate assumptions for the Company’s servicing assets were relatively stable on the quarters ended in June 30, 2008 and 2007, which were 11.58% and 11.56%, respectively. The increase observed on the discount rate of the Company’s IO portfolio, to 13.63% for the quarter ended in June 30, 2008 from 10.91% for the quarters ended June 30, 2007, is due in most part to the liquidity premium adjustment made on the IO portfolio to account for the increased illiquidity observed in that market near 2007 end. The liquidity premium adjustment made during December 2007, however, was partially offset by overall reductions in Benchmark IO Z-spreads.

Whereas the Company continues to generate new MSRs, which impact the average life of the portfolio, it has not created IOs since 2005. Over time, the difference in “burn-out” between the portfolios leads to differences in the corresponding prepayment speeds.

The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to their components; the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of a review by management of current liquidity conditions in the Puerto

Rico and U.S. secondary market for non-conforming loans, the liquidity premium incorporated in the model is 500 basis points over the curve, increased by 200 basis points during the fourth quarter of 2007, as adjusted by the Z-spread. Doral Financial obtains the Z-spread from major investment banking firms. The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2008, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips

Carrying amount of retained interest	$145,527	$49,160
Weighted-average expected life (in years)	8.0	6.3

Constant prepayment rate (weighted-average annual rate)	9.42%	8.00%
Decrease in fair value due to 10% adverse change	(2,552)	(1,344)
Decrease in fair value due to 20% adverse change	(6,752)	(2,630)

Cash flow discount rate (weighted-average annual rate)	11.58%	13.63%
Decrease in fair value due to 10% adverse change	(4,248)	(1,292)
Decrease in fair value due to 20% adverse change	(9,940)	(2,508)
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

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of June 30, 2008, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

(Dollars in thousands)		Weighted-Average
Change in Interest		Expected Life	Change in Fair	Percentage
Rates (basis points)	Constant Prepayment Rate	(Years)	Value of IOs	Change
+200	5.68%	7.3	$(4,737)	(9.6)%
+100	6.37%	6.9	(2,142)	(4.4)%
+50	7.00%	6.7	(844)	(1.7)%
Base	8.00%	6.3	—	0%
-50	9.67%	5.7	(24)	0%
-100	11.75%	5.1	(248)	(0.5)%
-200	14.46%	4.4	2,808	5.7%

n.	Stock Option and Other Incentive Plans. In connection with the recapitalization transaction and in accordance with the provisions of the stock purchase agreement between the Company and Doral Holdings, on July 17, 2007, the Board of Directors ratified and approved the resolutions of the Compensation Committee to accelerate and terminate all stock options outstanding under the Company’s Omnibus Incentive Plan and the 1997 Employee Stock Option Plan effective upon the issuance of the shares of the Company’s common stock to Doral Holdings.

In connection with the closing of the sale of shares of common stock to Doral Holdings all stock options outstanding as July 19, 2007 were terminated.

Please refer to note “aa” for information related to the 2008 Stock Incentive Plan approved by the Company’s Board of Directors.

o.	The following table summarizes deposit balances:

	JUNE 30,	DECEMBER 31,
(In thousands)	2008	2007

Certificates of deposit	$3,034,099	$2,998,684
Regular savings	345,763	317,436
NOW accounts	368,380	389,330
Other interest-bearing deposits	3,629	152
Money markets accounts	314,551	319,601

Total interest-bearing	4,066,422	4,025,203
Non interest-bearing deposits	264,306	242,821

Total deposits	$4,330,728	$4,268,024

p.	As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of SFAS No. 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2008	2007
Non-callable repurchase agreements with a maturities less than or equal to 90 days, at various fixed rates averaging 2.13% and 5.56% at June 30, 2008 and December 31, 2007, respectively.	$352,243	$17,035

Non-callable repurchase agreements with maturities ranging from February 2009 to April 2013 (2007 — May 2010 to June 2010), at various fixed rates averaging 3.70% and 4.15% at June 30, 2008 and December 31, 2007, respectively.	965,500	550,000

Non-callable repurchase agreement with a maturity of January 2008, tied to 3-month LIBOR adjustable quarterly, at a rate of 5.15% at December 31, 2007.	—	94,800

Callable repurchase agreements with maturities ranging from August 2009 to February 2014, at various fixed rates averaging 5.50% at June 30, 2008 and December 31, 2007, respectively.	782,528	782,528

	$2,100,271	$1,444,363

q.	Advances from FHLB consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2008	2007
Non-callable advances with maturities ranging from July 2008 to May 2013 (2007 — March 2008 to October 2012), at various fixed rates averaging 3.71% and 4.60% at June 30, 2008 and December 31, 2007, respectively.	$1,130,000	$535,000

Non-callable advance due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 2.69% and 5.21% at June 30, 2008 and December 31, 2007, respectively.	200,000	200,000

Non-callable advances with maturities ranging from September 2008 to November 2012, tied to 1-month LIBOR adjustable monthly, at a rate of 2.42% and 4.88% at June 30, 2008 and December 31, 2007, respectively.	195,000	195,000

Callable advances with maturities ranging from July 2009 to March 2012, at various fixed rates averaging 5.40% at June 30, 2008 and December 31, 2007, respectively, callable at various dates beginning in July 2008 (2007 — January 2008).	304,000	304,000

	$1,829,000	$1,234,000

At June 30, 2008, the Company had pledged qualified collateral in the form of mortgage and investment securities with a market value of $2.2 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

r.	At June 30, 2008 and December 31, 2007, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2008	2007
Secured borrowings with local financial institution, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 4.59% and 6.85% at June 30, 2008 and December 31, 2007, respectively.	$356,278	$377,487

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.44% and 7.43% at June 30, 2008 and December 31, 2007, respectively.	23,537	25,214

	$379,815	$402,701

At June 30, 2008 and December 31, 2007, $175.5 million and $189.0 million, respectively, of loans held for sale and $202.7 million and $212.5 million, respectively, of loans receivable were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

s.	Notes payable consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2008	2007

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$98,382	$98,307

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	29,671	29,634

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,347	39,322

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,434	29,423

Bonds payable secured by mortgage on building at fixed rates ranging from 6.35% to 6.90%, with maturities ranging from December 2008 to December 2029 (2007 — June 2008 to December 2029), paying interest monthly.	40,770	41,190

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly.	7,600	7,600

Note payable with a local financial institution, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly.	34,512	36,982

	$279,716	$282,458

t.	Income Taxes

Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter and six month period ended June 30, 2008, the income tax expense for the Company’s U.S. subsidiaries amounted to $0.9 million and $1.1 million, respectively, compared to an income tax benefit of $1.2 million and $3.1 million, respectively, for the comparable 2007 periods.

The maximum statutory corporate income tax rate in Puerto Rico is 39.0%.

Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets.

For the quarter and six month period ended June 30, 2008, Doral Financial recognized an income tax expense of $5.8 million and $5.2 million, respectively, compared to $1.1 million and $7.0 million, respectively, for the comparable 2007 periods.

During the first quarter of 2008, the Company entered into an agreement with the Puerto Rico Treasury Department with respect to the allocation method and period (for tax purposes) of expenses incurred by the Company related to a settlement agreement (“Settlement Expenses”) that resulted from litigation related to the Company’s restatement. This agreement was effective as of December 31, 2007 and permits the total expense related to the settlement of the lawsuit ($96.0 million) to be allocated to any entity within the Doral group over a period of three years. As a result of this agreement, the Company expects to be able to realize part of its deferred tax asset and accordingly released a portion of the valuation allowance in 2008. However, due to the Company’s lower than expected income for the first two quarters of 2008, management revised its tax forecast and increased its valuation allowance. The net effect of these transactions, together with the effect of ordinary operations, resulted in a $6.0 million increase in the valuation allowance to $93.3 million as of June 30, 2008 from the $87.3 million valuation allowance at December 31, 2007.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. The Company determined that it is more likely than not that $93.3 million of its gross deferred tax asset, related primarily to net operating losses, will not be realizable and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the quarter and six month period ended June 30, 2008, net operating losses of $28.6 million and $62.0 million, respectively, were created. Based on forecasted future taxable income, the Company will not be able to obtain the full benefit of these net operating losses.

During 2006, the Company entered into two agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax assets related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary.

The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 12 year period (including 2008-15 year original amortization period) in which the amortization deduction of the IO Tax Asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period, repayment of the $625.0 million in senior notes on July 20, 2007, as result of the recapitalization which served to significantly reduce interest expense, and results of the leveraging plan. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO Tax Asset amortization and the Settlement Expenses to profitable entities in accordance with Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the increase in interest earning assets of Doral Bank PR, through among other things, transferring certain assets to Doral Bank PR. Negative evidence included the Company’s recorded losses for the first quarter of 2008 and for the years ended December 31, 2007 and 2006, and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Failure to achieve sufficient taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient taxable income include, but are not limited to, the following: increased competition, a decline in margins, increased loans charged off, and loss of market share.

In weighing the positive and negative evidence above, Doral Financial considered the more likely than not criteria contemplated in SFAS 109. Based on this analysis, Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $495.6 million would not be realized. As a result the Company recorded a valuation allowance. At June 30, 2008, the deferred tax asset, net of its valuation allowance of $93.3 million, amounted to approximately $402.3 million compared to $392.9 million at December 31, 2007.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, on January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings of $2.4 million. As of June 30, 2008 and 2007, the Company had unrecognized tax benefits of $13.7 million and accrued interest and penalties of $4.5 million and $3.1 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the quarters and six month periods ended June 30, 2008 and 2007, the Company recognized approximately $0.3 million and $0.7 million in interest and penalties, respectively.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of June 30, 2008, the following years remain subject to examination: U.S. Federal jurisdictions — 2003 through 2007 and Puerto Rico — 2004 through 2007.

It is reasonably possible that within the next twelve months the Company will resolve certain matters presently contemplated as unrecognized tax benefits due primarily to the expiration of the statute of limitations. The resolution of this matter would likely result in a reduction of the provision for income taxes and the effective tax rate in the period of resolution of substantially all the unrecognized tax benefits.

u.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of June 30, 2008, the Company had outstanding $4.3 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgages loans, and in certain circumstances, such as in the event of early or first payment default, the Company retains credit risk exposures on those loans. If there is a breach of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with the purchasers to review the claims and correct alleged documentation deficiencies. For the quarter and six month period ended June 30, 2008, repurchases amounted to $2.7 million and $6.8 million, respectively.

Certain of the Company’s mortgage loan sale and securitization activities involve transfers of mortgage loans subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years), (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.2 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.1 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $10.6 million, as of June 30, 2008, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”
v.	Related Party Transactions

The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and 5% or more stockholders for the periods indicated.

(In thousands)	June 30, 2008	December 31, 2007

Balance at beginning of period	$5,090	$5,719
New Loans	—	4,164
Repayments	(68)	(2,469)
Loans sold	(511)	(2,324)
Loans of former officers	(1,920)	—

Balance at end of period (1)	$2,591	$5,090

(1)	At June 30, 2008 and December 31, 2007, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At June 30, 2008 and December 31, 2007, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $2.4 million and $4.5 million, respectively.

Since 2000, Doral Financial has done business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the six month periods ended June 30, 2008 and 2007, amounted to $0.8 million.

For the six month period ended June 30, 2008, the Company assumed $860,000 of the professional services expense related to Doral Holdings. For the six month period ended June 30, 2007, the Company did not assume expenses related to Doral Holdings.

w.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell loans. At June 30, 2008, commitments to extend credit amounted to approximately $174.8 million and commitments to sell loans at fair value amounted to approximately $88.3 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.

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

Lawsuits

On September 14, 2007, a service provider filed a Demand for Arbitration before the American Arbitration Association alleging that Doral Financial failed to pay for services and comply with the terms of a written agreement. This service provider is requesting payment of its monthly service charges and its investment in equipment and software to perform the Data Processing Services Agreement it entered into with the

Company which totals approximately $4.7 million. The service provider and Doral Financial agreed to mediation, went thru mediation and is now in arbitration. The arbitration process to which the parties are contractually bound commenced on July 9, 2008 and is scheduled to continue in August 2008.
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

On October 23, 2006, Doral Bank PR entered into an Memorandum of Understanding (“MOU”) with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the National Flood Insurance Act (as amended). Additionally, in connection with the deficiencies related to the data reporting requirements of the Home Mortgage Disclosure Act, Doral Bank PR paid $12,000 of civil monetary penalties. Doral Bank PR also was required to pay civil monetary penalties of $125,000 to the FDIC related to the deficiencies in compliance with the National Flood Insurance Act related to deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance.

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

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company adopted SFAS No. 159, “The Fair Value Option for Financing Assets and Financial Liabilities”, in 2008, but chose not to apply the fair value option to any of its financial assets or financial liabilities.

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

Securities held for trading: Securities held for trading are reported at fair value and consist primarily of securities and derivatives held for trading purposes. The valuation method for trading securities is the same as the methodology used for securities classified as available for sale. The valuation methodology for interest-only strips and derivatives are described below under: Servicing assets and interest-only strips, and Derivatives sections, respectively.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. Level 1 securities (held for trading and available for sale) include U.S. Treasury and agency mortgage-backed securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency and private collateralized mortgage obligations, municipal bonds, and Puerto Rico agency mortgage-backed securities. Level 3 securities include certain private label and agency CMOs for which quoted market prices are not available. For determining the fair value of Level 3 securities available for sale, the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds and discount rates.

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
      Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$229,010	$175,771	$2,539	$50,700	(1)
Securities available for sale	3,156,066	1,174,726	1,960,920	20,420
Derivatives(2)	2,246	—	2,246	—
Servicing assets	145,527	—	—	145,527

	$3,532,849	$1,350,497	$1,965,705	$216,647

Liabilities:
Derivatives(3)	$3,882	$539	$3,343	$—

(1)	Represents interest-only strips, of which variable interest-only strips represents substantially all of the balance. Also, includes certain private label and agency CMOs for which quoted market prices are not available.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quarter ended June 30, 2008			Six month period ended June 30, 2008
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held	Available	Servicing
(In thousands)	Trading	for Sale	Assets	for Trading	for Sale	Assets
Beginning balance:	$53,060	$20,881	$139,570	$67,992	$7,597	$150,238
Change in fair value	(2,360)	(461)	4,498	(2,940)	(1,529)	(7,099)
Transfer	—	—	—	(14,352)	14,352	—
Capitalization / Sales, net	—	—	1,459	—	—	2,388

Ending balance	$50,700	$20,420	$145,527	$50,700	$20,420	$145,527

Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets or portfolios at June 30, 2008.

					Loss for the Six
					Month Period Ended
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	June 30, 2008
Assets:
Loans receivable(1)	$29,136	$—	$—	$29,136	$(5,028)

(1)	Represents the carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.
y.	Derivatives
     As of June 30, 2008 and December 31, 2007, the Company had the following derivative financial instruments outstanding:

	June 30, 2008			December 31, 2007
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability

Cash Flow Hedges:
Interest rate swaps	$195,000	$—	$(3,343)	$80,000	$—	$(937)
Other Derivatives:
Interest rate swaps	—	—	—	115,000	—	(1,951)
Interest rate caps	270,000	2,246	—	270,000	1,481	—
Forward contracts	23,000	—	(539)	29,000	—	(6)

Total	$488,000	$2,246	$(3,882)	$494,000	$1,481	$(2,894)

The following table discloses Doral Financial losses for the quarters and six month periods ended June 30, 2008 and 2007 related to its derivatives outstanding:

			Other Comprehensive
	Gain (Loss) for the		Income for the Quarters
	Quarters Ended June 30,		Ended June 30,(1)
(In thousands)	2008	2007	2008	2007

Cash Flow Hedges:
Interest rate swaps	$—	$—	$2,923	$—
Other Derivatives:
Interest rate swaps	—	8,250	—	—
Interest rate caps	1,254	—	—	—
Forward contracts	(96)	4,378	—	—

Total	$1,158	$12,628	$2,923	$—

(1)	Net of tax.

			Other Comprehensive Loss for
	(Loss) Gain for the		the Six Month
	Six Month Periods Ended		Periods Ended
	June 30,		June 30,(1)
(In thousands)	2008	2007	2008	2007

Cash Flow Hedges:
Interest rate swaps	$—	$—	$(244)	$—
Other Derivatives:
Interest rate swaps	(157)	3,720	—	—
Interest rate caps	764	—	—	—
Forward contracts	(806)	4,519	—	—

Total	$(199)	$8,239	$(244)	$—

(1)	Net of tax.
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
At June 30, 2008 and December 31, 2007, Doral Financial’s interest rate swaps had weighted average receive rates of 2.50% and 4.88%, respectively. At June 30, 2008 and December 31, 2007, the Company’s interest rate swaps had a weighted average pay rate of 4.51%.
The following table discloses Doral Financial’s derivative financial instruments classification and hedging relationships:

	June 30, 2008			December 31, 2007
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability

Derivatives designated as cash flow hedges:
Hedging FHLB advances	$195,000	$—	$(3,343)	$80,000	$—	$(937)
Derivatives not designated as cash flow hedges	293,000	2,246	(539)	414,000	1,481	(1,957)

Total	$488,000	$2,246	$(3,882)	$494,000	$1,481	$(2,894)

     Cash Flow Hedges
As of June 30, 2008 and December 31, 2007, the Company had $195.0 million and $80.0 million, respectively, outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2008 and November 2012, and between September 2008 and October 2012, respectively. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate FHLB Advances. For the first quarter of 2008 and the year ended December 31, 2007, no ineffectiveness was recognized. During the second quarter of 2008, the Company recognized $103,000 of ineffectiveness for the interest rate swaps designated as cash flow hedges. As of June 30, 2008, the amount of cash flow hedges included in accumulated other comprehensive loss, net of tax of $0.5 million before tax, was an unrealized loss of $0.8 million, which the Company expects to reclassify approximately $1.3 million before tax into earnings during the next twelve months. As of December 31, 2007, the amount of cash flow hedge included in accumulated other comprehensive loss, net of tax, was an unrealized loss of $0.6 million.

The Company held $115.0 million in freestanding interest rate swaps agreements as of December 31, 2007. These swaps were designated as cash flow hedges as of January 1, 2008, to hedge the variability of future interest cash flows of adjustable rate FHLB Advances.
     Trading and Non-Hedging Activities
Doral Financial held $293.0 million and $414.0 million in notional value of derivatives not designated as cash flow hedges at June 30, 2008 and December 31, 2007, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of June 30, 2008 and December 31, 2007, the Company had outstanding interest rate caps with a notional amount of $270.0 million. For the quarter and six month period ended June 30, 2008, the Company recognized gains of $1.3 million and $0.8 million, respectively, on interest rate caps transactions. The Company did not have interest rate caps outstanding as of June 30, 2007.
The Company entered into forward contracts to create an economic hedge on its mortgage warehouse line. As of June 30, 2008 and December 31, 2007, the Company had forwards with a notional amount of $23.0 million and $29.0 million, respectively, and recorded losses of $0.1 million and $0.8 million for the quarter and six month period ended June 30, 2008, compared to gains of $4.4 million and $4.5 million, respectively, for the corresponding periods of 2007, on these derivatives.
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
All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with credit worthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at June 30, 2008 and December 31, 2007 was not considered material.
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
Noncontrolling Interests in Consolidated Financial Statements. On December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.
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
Business Combinations. In December 2007, the FASB issued SFAS No. 141(revised), “Business Combinations”. This statement replaces SFAS No. 141 and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(revised) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (purchase method) be used for all business combinations. This statement defines the acquirer as the entity that obtains control in the business combination and requires the acquirer to be identified.
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
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier application is not permitted. The effective date of this Statement is the same as that of the related SFAS No.160, “Noncontrolling Interest in Consolidated Financial Statements”. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement improves the transparency of financial reporting and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses, on derivatives instruments, and disclosures about credit-risk-related contingent features in derivatives agreements.
This statement has the same scope as SFAS 133 and accordingly, applies to all entities. This Statement applies to all derivatives instruments, including bifurcated derivative instruments and related hedged items accounted for under SFAS 133 and its related interpretations. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2009.

The Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).
The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.
The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.
There is no expectancy that this Statement will result in a change in current practice. However, transition provisions have been provided by the FASB in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.
This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements.
aa.	Subsequent Events

Material definitive agreement. On July 11, 2008 Doral Bank PR, Doral Financial Corporation’s wholly-owned banking subsidiary in Puerto Rico, executed an Interim Servicing Agreement (the “Agreement”) with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the servicing of a portfolio of approximately 46,312 single-family mortgage loans amounting to approximately $3.9 billion of Freddie Mac loans (the “Interim Portfolio”).

Doral Bank PR will provide servicing for such Interim Portfolio until such time as Freddie Mac determines to transfer servicing of such Interim Portfolio, which is expected to be no less than 24 months. Doral Bank PR will receive for each accounting cycle a fee for servicing the mortgages in existence on the first day of each month during the term of the Agreement. Doral Bank PR will also receive other ancillary fees related to the transfer of the Interim Portfolio from a previously servicer and the reimbursement of certain advances for the servicing of the Interim Portfolio. As of this date, the servicing has not been transferred to Doral Bank PR.

Stock options. On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaces the 2004 Omnibus Incentive Plan (please refer to note “n” for additional information).

The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. During the third quarter of 2008, the Company expects to award approximately 2,700,000 stock options to employees at an exercise price of $12.60, which is equal to the price per share paid by Doral Holdings in the July 2007 recapitalization. All employee options granted will become vested at a rate of 20 percent each year for a period of five years from the closing date of the recapitalization which was July 19, 2007. The plan will be accounted for following the provisions of SFAS No. 123R, “Share-Based Payment”. Stock options granted will be expensed over the stock option vesting period based on fair value which will be determined using the Black-Scholes option-pricing method at the date the options are granted. On July 22, 2008, certain independent directors were granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. Those options vest ratably over a five year period commencing with the grant date.

Corporate reorganization. On July 1, 2008, the Company’s international banking entity was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, as a tax free reorganization. The purpose of this reorganization was to simplify the Company’s corporate structure and the reduced utility of tax exempt income generated at Doral International because of available loss carry forwards at Doral Bank PR. This reorganization will be accounted for as a corporate reorganization in accordance with GAAP and will therefore be recorded at historical cost.
Capital Contribution. On July 30, 2008, the Board of Directors of Doral Financial approved a capital infusion of $100.0 million to Doral Bank PR to maintain its regulatory capital ratios above well capitalized levels.

FORWARD LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements. In addition, Doral Financial may make forward-looking statements in its press releases or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be” , “will allow” , “intends to” , “will likely result” , “are expected to” , “will continue” , “is anticipated” , “estimate” , “project” or similar expressions.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUBSEQUENT EVENTS
For a description of certain significant events that occurred after June 30, 2008, please refer to note “aa” to the unaudited interim financial statements included in this Form 10-Q.
OVERVIEW OF RESULTS OF OPERATIONS
Net income for the quarter ended June 30, 2008 amounted to $1.6 million, compared to a net loss of $37.5 million for the comparable 2007 period. Doral Financial’s financial performance improved $39.1 million during the second quarter of 2008, compared to the second quarter of 2007, principally due to (1) a $21.0 million reduction in non interest expense principally related to reduction in compensation and employee benefits and professional services, (2) a $14.3 million increase in net interest income, and (3) a $8.6 million reduction in the provision for loan and lease losses. These improvements were partially offset by an increase in income tax expense of $4.7 million.
The highlights of the Company’s financial results for the quarter ended June 30, 2008 included the following:
•	Net loss attributable to common shareholders for the second quarter of 2008 amounted to $6.7 million, or a diluted loss per share of $0.12, compared to net loss of $45.8 million, or a diluted loss per share of $8.49, for the second quarter of 2007.

•	Net interest income for the second quarter of 2008 was $48.9 million, compared to $34.6 million for the same period in 2007. The $14.3 million increase in net interest income for 2008, compared to 2007, was driven principally by a reduction in interest expense partially offset by a smaller decline in interest income. The decline in interest expense was due to (1) a $10.2 million reduction in interest expense associated with the repayment of the Company’s $625.0 million senior notes on July 20, 2007 using the proceeds from the $610.0 million equity investment made by Doral Holdings in the Company, and (2) a $6.8 million reduction in deposits costs as a result of the repositioning of the Company’s deposit products during the fourth quarter of 2007 and the general decline in interest rates. The Company also experienced a $14.8 million reduction in borrowing cost, $12.1 million of which was associated with a decrease in interest expense for repurchase agreements and FHLB advances related to the reduction of liabilities funding mortgage-backed securities, investment securities and other interest-earning assets, which were sold in the second half of 2007, and a $2.7 million reduction in loan payable borrowing expense due to the general decline in interest rates. The decline in interest expense was offset by a $17.6 million reduction in interest income primarily associated with investment securities sold during the second half of 2007, due to the Company’s efforts to improve its interest rate risk profile, and the reduction of other interest-earning assets, primarily money market investments. Average interest-earning assets decreased from $10.7 billion for the second quarter of 2007 to $9.7 billion for the second quarter of 2008, while the average interest bearing-liabilities decreased from $9.8 billion to $8.6 billion, respectively. This reduction in leverage, combined with the decline in interest expense, resulted in an expansion in the net interest margin from 1.30% in the second quarter of 2007 to 2.02% in the second quarter of 2008 (see Tables A and C below for information regarding the Company’s net interest income).

•	For the second quarter of 2008, the provision for loan and lease losses amounted to $10.7 million, compared to $19.3 million for the same period in 2007. In 2007, the Company transferred $1.3 billion of loans from the loans held for sale portfolio to the loans receivable portfolio, which resulted in an increase in the provision of $8.8 million, and accounts for the majority of the difference between the provisions for the second quarter of 2008 compared to the corresponding 2007 period.

•	Non-interest income for the second quarter of 2008 was $24.9 million, compared to $24.9 million for the same period in 2007. Non-interest income performance for the second quarter of 2008 was primarily driven by (1) a gain of $5.2 million from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement, (2) an increase of $4.1 million in gain on mortgage loans sales and fees, principally related to the increase of $36.0 million in loans sales and securitizations, (3) a gain of $4.5 million in the change in fair value of MSRs principally related to the increase in interest rates in the current quarter, (4) partially offset by a loss on trading activities mainly driven by losses amounting to $7.9 million in U.S. Treasury securities positions, related to the increase in interest rates in the current quarter. The U.S. Treasury securities position serves as an economic hedge against the valuation adjustment of the Company’s MSRs.

•	Non-interest expense for the second quarter of 2008 was $55.6 million, compared to $76.6 million for the corresponding period in 2007. The $21.0 million reduction in non-interest expense for the quarter was driven by the elimination of expenses associated with the 2007 recapitalization efforts and cost control measures implemented by the Company in 2008. The reductions impacted all expense categories, excluding communication & information systems expense and other expenses which rose due to the increased retail banking activities, increased FDIC insurance fees, and foreclosure expenses, among others. The largest reductions were in compensation and benefits, which reflected a decline of $13.6 million, and professional services, which declined by $9.5 million.

•	For the second quarter of 2008, Doral Financial recognized an income tax expense of $5.8 million, compared to $1.1 million for the corresponding period in 2007. The recognition of income tax expense for the second quarter of 2008 was principally related to changes in the Company’s valuation allowance for its deferred tax assets resulting from changes in earnings expectations used to evaluate the realization of the tax assets, and the resolution of a past tax matter of one affiliate amounting to approximately $0.5 million.

•	During the second quarter of 2008, the Company had other comprehensive loss of approximately $42.7 million, compared to $34.7 million for the corresponding 2007 period. The Company’s other comprehensive loss for the second quarter of 2008 was mainly driven by the reduction in value of its U.S. Private Label CMO’s purchased during the fourth quarter of 2007. As of June 30, 2008, the Company’s balance for accumulated other comprehensive loss (net of income tax benefit) increased to $133.1 million, compared to $33.1 million as of December 31, 2007.

•	Doral Financial’s loan production for the second quarter of 2008 was $383.3 million, compared to $308.8 million for the comparable period in 2007, an increase of approximately 24%. The increase in Doral Financial’s loan production for the second quarter of 2008 was primarily the result of the increased production of residential mortgage loans.

•	Total assets as of June 30, 2008 were $10.4 billion, an increase of 12% compared to $9.3 billion as of December 31, 2007. The increase in total assets during the first half of 2008 was due primarily to a net increase in the Company’s available for sale securities portfolio of approximately of $1.2 billion as part of the Company’s efforts to improve interest rate risk through the asset purchase program. The increase in total liabilities of $1.2 billion was driven by the increase of borrowings used to finance the purchase of these securities.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of June 30, 2008. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

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
SFAS No. 157 established a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimates about market data.
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
At June 30, 2008, $3.5 billion, or 34%, of the Company’s total assets, consisted of financial instruments recorded at fair value on a recurring basis. The financial instruments recorded at fair value on a recurring basis consisted of $3.3 billion that are measured using valuation methodologies involving market-based or market-derived information, identified as Level 1 and Level 2 measurements, and $216.6 million of financial assets, consisting principally of interest-only strips and mortgage servicing assets, that are measured using model-based techniques, or Level 3 measurement.
At June 30, 2008, Doral Financial’s liabilities included $3.9 million of financial instruments recorded at fair value on a recurring basis.
Please refer to notes “c” and “x” of the unaudited interim financial statements included in this Quarterly Report Form 10-Q, for additional information on the initial adoption of SFAS No. 157 and a complete discussion of the Company’s use of fair value of financial instruments, the measurement techniques and its impact in the financial statements.
RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
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
Net interest income for the second quarter and six month period ended June 30, 2008 was $48.9 million and $87.9 million, respectively, compared to $34.6 million and $72.8 million, in the corresponding 2007 periods, an increase of 41% and 21%, respectively. The increase in net interest income was due to the repayment of the Company’s $625.0 million senior notes and a decline in interest paid on deposits, partially offset by the reduction in money market and other investment securities. The reduction in average securities held on the balance sheet resulted in an interest income reduction of $13.2 million and $26.2 million for the quarter and six month period ended June 30, 2008, respectively, compared to the corresponding 2007 periods. Interest income for the quarter and six month period ended June 30, 2008 amounted to $135.6 million and $263.8 million, respectively, compared to $153.2 million and $310.5 million, for the same periods in 2007, a decrease of 11% and 15%, respectively. The reduction in the amount of indebtedness resulted in decreases of $31.8 million, or 27%, and $61.8 million, or 26%, in interest expense for the quarter and six month period ended June 30, 2008, when comparing to the comparable 2007 periods. The primary drivers were (1) the reduction in interest expense associated with the repayment of the Company’s $625.0 million senior notes on July 20, 2007 with the proceeds from the $610.0 million equity investment by Doral Holdings in the Company, (2) a large reduction in deposits costs as a result of the general decline in interest rates and the repositioning of our deposit products during the fourth quarter of 2007, and (3) a large reduction in borrowing costs due to the reduction of borrowing associated to the repayment of repurchase agreements used to fund the $1.7 billion of investment securities which were sold in the second half of 2007 and also to the general decline in interest rates during the fourth quarter of 2007. As stated above, the sale of these securities also caused a decline in interest income. This reduction in leverage, combined with the large decline in interest expense, resulted in an expansion in the net interest margin from 1.30% in the second quarter of 2007 to 2.02% in the second quarter of 2008, and from 1.37% for the six month period ended June 30, 2007 to 1.91% for the corresponding 2008 period.
The reduction in the average interest earning asset balance of $1.0 billion and $1.5 billion for the quarter and six month period ended June 30, 2008, compared to the corresponding 2007 periods, was due to the sale of $1.7 billion of mortgage-backed securities and investment securities during the third quarter of 2007, and the reduction of money market investments held in 2007 to increase liquidity of Doral Bank PR. The cancellation of related borrowings used to finance these securities also impacted the average balance of interest bearing liabilities reflected primarily in the decrease of the average balance of repurchase agreements.

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
TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	QUARTERS ENDED JUNE 30,
	2008			2007
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,553,218	$85,910	6.22%	$5,100,837	$86,726	6.82%
Mortgage-backed securities	2,316,989	29,936	5.20%	1,644,535	21,085	5.14%
Interest-only strips	51,817	1,756	13.63%	51,286	1,395	10.91%
Investment securities	1,176,813	13,912	4.75%	2,463,569	27,074	4.41%
Other interest-earning assets	621,545	4,132	2.67%	1,407,356	16,963	4.83%

Total interest-earning assets/interest income	9,720,382	$135,646	5.61%	10,667,583	$153,243	5.76%

Total non-interest-earning assets	750,604			743,083

Total assets	$10,470,986			$11,410,666

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,051,419	$37,268	3.70%	$3,864,759	$44,105	4.58%
Repurchase agreements	2,181,718	22,091	4.07%	3,544,376	38,676	4.38%
Advances from FHLB	1,745,374	17,549	4.04%	1,012,522	13,036	5.16%
Loans payable	384,698	4,568	4.78%	428,689	7,306	6.84%
Notes payable	280,707	5,315	7.62%	920,739	15,491	6.75%

Total interest-bearing liabilities/interest expense	8,643,916	$86,791	4.04%	9,771,085	$118,614	4.87%

Total non-interest-bearing liabilities	595,699			821,018

Total liabilities	9,239,615			10,592,103
Stockholders’ equity	1,231,371			818,563

Total liabilities and stockholders’ equity	$10,470,986			$11,410,666

Net interest-earning assets	$1,076,466			$896,498
Net interest income on a non-taxable equivalent basis		$48,855			$34,629

Interest rate spread(3)			1.57%			0.89%
Interest rate margin(4)			2.02%			1.30%
Net interest-earning assets ratio(5)			112.45%			109.18%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has the option, but not an obligation, to buy-back the pools serviced.

(2)	Interest income on loans includes $0.4 million and $0.4 million for the first quarter of 2008 and 2007, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earnings assets ratio represents average interest-earning assets as a percentage of average interest-earning liabilities.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	SIX MONTH PERIODS ENDED JUNE 30,
	2008			2007
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,501,828	$171,292	6.26%	$5,131,756	$176,319	6.93%
Mortgage-backed securities	1,791,175	49,038	5.51%	1,691,402	43,325	5.17%
Interest-only strips	50,830	3,430	13.57%	51,694	2,889	11.27%
Investment securities	1,175,526	28,678	4.91%	2,524,860	54,886	4.38%
Other interest-earning assets	711,353	11,316	3.20%	1,326,612	33,072	5.03%

Total interest-earning assets/interest income	9,230,712	$263,754	5.75%	10,726,324	$310,491	5.84%

Total non-interest-earning assets	784,654			745,318

Total assets	$10,015,366			$11,471,642

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,954,914	$79,916	4.06%	$3,873,318	$86,893	4.52%
Repurchase agreements	1,858,953	40,404	4.37%	3,624,225	78,312	4.36%
Advances from FHLB	1,634,467	34,807	4.28%	1,023,450	26,644	5.25%
Loans payable	387,769	10,077	5.23%	433,908	14,934	6.94%
Notes payable	279,663	10,651	7.66%	922,116	30,915	6.76%

Total interest-bearing liabilities/interest expense	8,115,766	$175,855	4.36%	9,877,017	$237,698	4.85%

Total non-interest-bearing liabilities	651,868			756,713

Total liabilities	8,767,634			10,633,730
Stockholders’ equity	1,247,732			837,912

Total liabilities and stockholders’ equity	$10,015,366			$11,471,642

Net interest-earning assets	$1,114,946			$849,307
Net interest income on a non-taxable equivalent basis		$87,899			$72,793

Interest rate spread(3)			1.39%			0.99%
Interest rate margin(4)			1.91%			1.37%
Net interest-earning assets ratio(5)			113.74%			108.60%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has the option, but not an obligation, to buy-back the pools serviced.

(2)	Interest income on loans includes $0.7 million and $1.8 million for the first half of 2008 and 2007, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earnings assets ratio represents average interest-earning assets as a percentage of average interest-earning liabilities.
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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(In thousands)

	QUARTERS ENDED
	JUNE 30,
	2008 COMPARED TO 2007
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$7,573	$(8,389)	$(816)
Mortgage-backed securities	8,508	343	8,851
Interest-only strips	14	347	361
Investment securities	(14,154)	992	(13,162)
Other interest-earning assets	(9,478)	(3,353)	(12,831)

TOTAL INTEREST INCOME VARIANCE	(7,537)	(10,060)	(17,597)

INTEREST EXPENSE VARIANCE
Deposits	$2,106	$(8,943)	$(6,837)
Repurchase agreements	(14,896)	(1,689)	(16,585)
Advances from FHLB	9,383	(4,870)	4,513
Loans payable	(754)	(1,984)	(2,738)
Notes payable	(10,780)	604	(10,176)

TOTAL INTEREST EXPENSE VARIANCE	(14,941)	(16,882)	(31,823)

NET INTEREST INCOME VARIANCE	$7,404	$6,822	$14,226

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(In thousands)

	FOR THE SIX MONTH PERIODS ENDED
	JUNE 30,
	2008 COMPARED TO 2007
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$12,979	$(18,006)	$(5,027)
Mortgage-backed securities	2,620	3,093	5,713
Interest-only strips	(48)	589	541
Investment securities	(29,314)	3,106	(26,208)
Other interest-earning assets	(15,315)	(6,441)	(21,756)

TOTAL INTEREST INCOME VARIANCE	(29,078)	(17,659)	(46,737)

INTEREST EXPENSE VARIANCE
Deposits	$1,874	$(8,851)	$(6,977)
Repurchase agreements	(38,000)	92	(37,908)
Advances from FHLB	16,015	(7,852)	8,163
Loans payable	(1,582)	(3,275)	(4,857)
Notes payable	(21,521)	1,257	(20,264)

TOTAL INTEREST EXPENSE VARIANCE	(43,214)	(18,629)	(61,843)

NET INTEREST INCOME VARIANCE	$14,136	$970	$15,106

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those estimated by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of June 30, 2008, approximately 95% of the Company’s loan portfolio was collateralized by real property. As a result, a substantial part of the amounts due on defaulted loans have historically been recovered through the sale of the collateral after foreclosure or negotiated settlements with borrowers.
Starting in the second half of 2006 and continuing throughout 2007, Doral Financial experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that resulted in increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. The Company’s allowance for loan and lease losses increased by $80.6 million or 183% between June 30, 2006 and December 31, 2007, including a charge of $8.8 million for the reclassification of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio. As a result of the increase, the allowance for loan and lease losses as a percentage of loans receivable increased from 1.27% to 2.47% between June 30, 2006 and December 31, 2007.
Doral Financial’s provision for loan and lease losses for the quarter and six month period ended June 30, 2008, amounted to $10.7 million and $15.5 million, respectively, compared to $19.3 million and $25.3 million, respectively, for the corresponding 2007 periods. In 2007, the Company transferred $1.3 billion of loans from the loan held for sale portfolio to the loans receivable portfolio, which resulted in an increase in the provision of $8.8 million, and accounts for the majority of the difference between the provisions for the second quarter of 2008 compared to the corresponding 2007 period.
During the first half of 2008, several residential construction projects financed by the Company experienced increased levels of unit sales, representing an aggregate repayment of $139.7 million of principal. The pick up in sales volume is mainly attributable to the incentives established by the government of Puerto Rico for buyers of newly constructed homes, in the form of a $25,000 down payment assistance and the Company’s own programs to assist builders to sell and market finished units. The Construction portfolio was also affected by favorable developments in loan workout activities and the decrease of financing costs of certain loans with adjustable interest rates. Charge-offs for the non-consumer portfolios for the second quarter of 2008 are mostly due to loans whose credit risk was identified in previous quarters and, as a result, were fully provided for before the start of the present quarter. Although the Company expects continued pressure on asset quality during the next several quarters due to the continued weakness of the Puerto Rico economy, and as a result the possibility of higher provisions exists, it is possible that charge-offs from loans with previously assigned loss reserves could be higher than current provisions.
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
NON-INTEREST INCOME
Non-interest income consists of net gains (loss) on mortgage loan sales and fees, trading activities and sale of investment securities, as well as net servicing income and commissions, fees, and other income.
Net Gain on Mortgage Loan Sales and Fees. Net gain on mortgage loan sales and fees amounted to $3.9 million for the second quarter of 2008, compared to $1.5 million for the same period in 2007, an increase of $2.4 million. The increase in net gain on mortgage loans sales and fees for the second quarter of 2008 was principally due to the higher mortgage loan fees recognized as a result of higher loan sales and securitizations. Mortgage loan fees and loan sales and securitizations amounted to $6.2 million and $98.2 million, respectively, for the second quarter of 2008, compared to $2.4 million and $62.2 million, respectively, for the corresponding 2007 period. Net gain on mortgage loan sales and fees was also driven by a higher capitalization of MSRs for the second quarter of 2008 that amounted to $2.0 million, compared to $1.4 million for the corresponding 2007 period. The increase from mortgage loan sales and fees and from the MSRs capitalization was partially offset by higher fees which amounted to $4.3 million for the second quarter of 2008, compared to $2.1 million for the comparable 2007 period.
Net gain on mortgage loan sales and fees amounted to $6.2 million for the six month period ended June 30, 2008, compared to $1.0 million for the same period in 2007, an increase of $5.2 million. The increase in net gain on mortgage loan sales and fees for the first half of 2008 was principally due to the higher mortgage loan fees recognized as a result of higher loan sales and securitizations. Mortgage loan fees and loan sales and securitizations amounted to $10.1 million and $147.6 million, respectively, for the first half of 2008, compared to $3.6 million and $112.0 million, respectively, for the corresponding 2007 period. The increase from mortgage loan sales and fees was partially offset by higher deferred fees which amounted to $6.6 million for the first half of 2008, compared to $3.8 million for the comparable 2007 period.
Set forth below is certain information regarding the Company’s loan sales and securitization activities and the resulting MSR capitalization.

	QUARTERS ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
(In thousands)	2008	2007	2008	2007

Total loan sales and securitizations	$98,249	$62,178	$147,574	$111,950

MSRs capitalized	$2,046	$1,362	$2,975	$2,546

Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as options, futures contracts, interest rate swaps and other derivative instruments used for interest rate risk management purposes.
Set forth below is a summary of the components of gains and losses from trading activities:
TABLE E
COMPONENTS OF TRADING ACTIVITIES

	QUARTERS ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
(In thousands)	2008	2007	2008	2007

Net realized gains (losses) on sales of securities held for trading	$197	$(2,333)	$2,963	$(4,334)
(Loss) gain on the IO valuation	(706)	(788)	(29)	3,759
Net unrealized losses on trading securities, excluding IOs	(8,565)	(3,616)	(2,983)	(3,751)
Net realized and unrealized gains (losses) on derivative instruments	1,158	12,628	(199)	8,239

Total	$(7,916)	$5,891	$(248)	$3,913

Trading activities for the quarter ended June 30, 2008 resulted in losses of $7.9 million, compared to gains of $5.9 million for the corresponding 2007 period. The trading losses for the second quarter of 2008 were primarily related to $7.9 million in losses in U.S. Treasury security positions, representing economic hedges against the valuation adjustment of the Company’s capitalized mortgage servicing rights, as a result of an increase in interest rates. Also, trading losses for the second quarter of 2008 were driven by reduced gains in derivative instruments amounting to $1.1 million compared to gains of $12.6 million in the corresponding 2007 period. The lower gains on derivatives instruments are principally related to fewer positions held in derivatives during the first half of 2008, compared to the corresponding 2007 period.
Trading activities for the six month period ended June 30, 2008 resulted in a loss of $0.2 million compared to a gain of $3.9 million for the corresponding 2007 period. The loss on trading activities resulted primarily from a loss of $0.2 million on derivatives instruments compared to a gain of $8.2 million for the comparable 2007 period. The loss on derivative instruments for the first half of 2008 was principally related to fewer positions in derivatives, compared to the corresponding 2007 period. Trading activities performance for the first half of 2008 was also the result of a loss on the IO valuation of $29,000 compared to a gain of $3.8 million in 2007. The loss in the value of the IOs for 2008 compared to 2007 was primarily related to the decline in the unpaid principal balance of the underlying mortgage loans of the Company’s IOs for the first half of 2008. These losses were partially offset by a $3.0 million gain on sales of securities held for trading.
Net (Loss) Gain on Sale of Investment Securities. Net (loss) gain on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the six month period ended June 30, 2008, gain on sale of investment securities amounted to $0.2 million related to the sale of U.S. Treasury securities that were transferred from held to maturity to available for sale in December 2007, compared to a loss of $0.3 million for the corresponding 2007 period, related to the impairment of available for sale securities held by Doral Bank NY as a result of the agreement to sell certain assets to a third party.
Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others, adjusted for changes in the value of the capitalized mortgage servicing rights, under the requirements of SFAS 156. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the outstanding principal balance of the serviced loan. As of June 30, 2008, the weighted-average gross servicing fee rate for the entire portfolio was 0.39%. Gross loan servicing and related fees, net of guarantee fees and interest loss, amounted to $7.9 million and $16.8 million for the quarter and six month period ended June 30, 2008, respectively, compared to $9.9 million and $21.7 million, respectively, for the quarter and six month period ended June 30, 2007. The decrease in servicing fees for the quarter and six month period ended June 30, 2008, when compared to corresponding 2007 periods, was principally related to the decrease in the principal balance of loans serviced for third parties associated primarily with regular amortizations and prepayments. Also, the decrease in loans serviced for third parties for the six month period ended June 30, 2008, compared to the corresponding 2007 period, was driven by the Company’s purchase of $26.7 million of loans.
Interest loss for the quarter and six month period ended June 30, 2008 amounted to $2.4 million and $4.5 million, respectively, compared to $1.3 million and $1.9 million for the corresponding 2007 periods. The increase in interest loss was due principally to interest advanced to investors that are deemed unrecoverable, and are a result of mortgage loan repurchases related to, among other things, recourse obligations and representations and warranties obligations.
Total net servicing income, including the adjustment for changes in fair value, as a result of the Company’s adoption of SFAS 156 in January 2007, amounted to $12.4 million for the quarter ended June 30, 2008, compared to $9.4 million for the corresponding 2007 period. The change in fair value of MSR amounted to a gain of $4.5 million for the second quarter of 2008, compared to a loss of $0.5 million for the corresponding 2007 period. The gain in change in fair value for the second quarter of 2008 was driven by the decrease in expected prepayment speed caused by the increase in interest rates during the period when compared to the corresponding 2007 period. Changes in the fair value of MSRs may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) or other changes due to the collection or realization of expected cash flows.
Total net servicing income, including the adjustment for changes in fair value, as a result of the Company’s adoption of SFAS 156 in January 2007, amounted to $9.7 million for the six month period ended June 30, 2008, compared to $15.4 million for the corresponding 2007 period. Change in fair value of MSR amounted to a loss of $7.1 million for the first half of 2008, compared to $6.3 million for the corresponding 2007 period. The decline in the fair value of the MSRs for the first half of 2008 was principally impacted by the decline in interest rates that caused the increase in expected prepayment speed during the first quarter of 2008, partially offset by a subsequent increase in interest rates during the second quarter of 2008.

Set forth below is a summary of the components of the net servicing income using the fair value method for the quarters ended June 30, 2008 and 2007, respectively:
TABLE F
NET SERVICING INCOME

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands)	2008	2007	2008	2007

Servicing fees (net of guarantee fees)	$7,805	$8,602	$16,199	$18,384
Late charges	2,274	2,244	4,490	4,609
Prepayment penalties	148	233	248	363
Interest loss	(2,438)	(1,262)	(4,518)	(1,872)
Other servicing fees	147	121	403	179

Servicing income, gross	7,936	9,938	16,822	21,663
Change in fair value of mortgage servicing rights	4,498	(555)	(7,099)	(6,280)

Total net servicing income	$12,434	$9,383	$9,723	$15,383

Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE G
COMMISSIONS, FEES AND OTHER INCOME

	QUARTERS ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
(In thousands)	2008	2007	2008	2007

Retail banking fees	$6,587	$5,281	$12,969	$10,494
Insurance agency commissions	2,856	2,411	5,261	4,734
Asset management fees and commissions	11	143	149	286
Other income	7,065	341	8,000	1,073

Total	$16,519	$8,176	$26,379	$16,587

Commissions, fees and other income for the quarter and six month period ended June 30, 2008 amounted to $16.5 million and $26.4 million, respectively, compared to $8.2 million and $16.6 million for the corresponding 2007 periods. The increase in commissions, fees and other income was principally related to increases in retail banking fees and other income driven by a gain from the redemption of shares of VISA, Inc, pursuant to their global restructuring agreement.
For the quarter and six month period ended June 30, 2008, Doral Financial’s banking fees amounted to $6.6 million and $13.0 million, respectively, compared to $5.3 million and $10.5 million, respectively, for the corresponding 2007 periods. The increase in banking fees for the quarter and six month period ended June 30, 2008, was principally driven by a higher number of checking accounts, the conversion of ATH card holders to debit cards, as well as higher service fees associated with these accounts.
Insurance agency commissions amounted to $2.9 million and $5.3 million, respectively, for the quarter and six month period ended June 30, 2008, compared to $2.4 million and $4.7 million, respectively, for the corresponding periods. Insurance agency commissions increased by $0.5 million for the second quarter of 2007 when compared to the corresponding 2007 period, and by $0.6 million for the first half of 2008, when compared to the correspondent 2007 period. Insurance agency activities are closely integrated with the mortgage origination business. Insurance agency commissions are comprised principally of dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Bank PR’s subsidiary, Doral Mortgage LLC.
Other income increased by $6.7 million for the second quarter of 2008, from $0.3 million for the second quarter of 2007, to $7.1 million for the corresponding 2008 period. For the six month period ended June 30, 2008, other income increased by $6.9 million, from $1.1 million for the first half of 2007 to $8.0 million for the comparable

2008 period. The increase in other income for the quarter and six month period ended June 30, 2008 was principally due to a gain of $5.2 million from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement, and to income associated to the sale of certain residential units of a residential housing project that the Company took possession of in 2005 amounting to $0.9 million and $1.3 million, respectively.
NON-INTEREST EXPENSE
A summary of non-interest expenses for the quarter and six month periods ended June 30, 2008 and 2007 is provided below.
TABLE H
NON INTEREST EXPENSE

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands)	2008	2007	2008	2007

Compensation and employee benefits	$17,057	$30,641	$36,135	$57,203
Taxes, other than payroll and income taxes	2,379	3,437	4,801	6,284
Advertising	2,273	2,568	4,505	3,930
Professional services	8,076	17,559	14,010	37,001
Communication and information systems	5,641	5,264	11,121	9,318
Occupancy and other office expenses	5,680	6,451	11,649	12,750
Depreciation and amortization	4,072	4,427	8,127	9,478
Other	10,448	6,272	19,841	15,873

Total non-interest expense	$55,626	$76,619	$110,189	$151,837

Total non-interest expense decreased by $21.0 million, or 27%, for the second quarter of 2008 and by $41.6 million, or 27% for the six month period ended June 30, 2008, compared to corresponding 2007 periods. The decrease in non-interest expense for the quarter and six month period ended June 30, 2008 was due principally to a decrease in compensation and employee benefits of $13.6 million, or 44%, and by $21.1 million, or 37%, respectively, when compared to the corresponding 2007 periods. The decrease in compensation and employee benefits was primarily related to a reduction in variable compensation during 2008 of approximately $8.8 million due to payments related to the key employee incentive plan during the second quarter of 2007. The total amount paid for the first half of 2007 related to the key employee incentive plan amounted to $15.2 million. There was also a reduction of $0.7 million of stock-based compensation since the Company’s stock option plan was terminated in 2007.
Professional services fees decreased by $9.5 million, or 54%, for the second quarter of 2008 and by $23.0 million, or 62%, for the six month period ended June 30, 2008, compared to the corresponding 2007 periods. The decrease in professional services fees during 2008 was principally related to the closing of the recapitalization on July 17, 2007 and the settlement of the class action lawsuit in August, 2007. The Company has, however, been required to continue to advance legal expenses to former officials and directors in connection with the legal proceedings related to its prior restatement discussed under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2007.
These reductions in compensation and benefits expenses and professional services fees were partially offset by increases in other expenses amounting to $4.1 million, or 67%, for the second quarter of 2008, and $4.0 million, or 25%, for the six month period ended June 30, 2008, compared to the corresponding 2007 periods. The increases in other expenses for the quarter and six month period ended June 30, 2008 were primarily driven by: (1) increased foreclosure expenses as a result of an aging analysis and to the increase of foreclosed properties of our mortgage loan portfolio, (2) increases in costs associated to the sale of certain residential units of a residential housing project that the Company took possession of in 2005, and (3) an increase in FDIC insurance fees.
INCOME TAXES
Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States

(excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter and six month period ended June 30, 2008, the income tax expense for the Company’s U.S. subsidiaries amounted to $0.9 million and $1.1 million, respectively, compared to an income tax benefit of $1.2 million and $3.1 million, respectively, for the comparable 2007 periods.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%.
Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets.
For the quarter and six month period ended June 30, 2008, Doral Financial recognized an income tax expense of $5.8 million and $5.2 million, respectively, compared to $1.1 million and $7.0 million, respectively, for the comparable 2007 periods.
During the first quarter of 2008, the Company entered into an agreement with the Puerto Rico Treasury Department with respect to the allocation method and period (for tax purposes) of expenses incurred by the Company related to a settlement agreement (“Settlement Expenses”) that resulted from litigation related to the Company’s restatement. This agreement was effective as of December 31, 2007 and permits the total expense related to the settlement of the lawsuit ($96.0 million) to be allocated to any entity within the Doral group over a period of three years. As a result of this agreement, the Company expects to be able to realize part of its deferred tax asset and accordingly released a portion of the valuation allowance in 2008. However, due to the Company’s lower than expected income for the first two quarters of 2008, management revised its tax forecast and increased its valuation allowance. The net effect of these transactions, together with the effect of ordinary operations, resulted in a $6.0 million increase in the valuation allowance to $93.3 million as of June 30, 2008 from the $87.3 million valuation allowance at December 31, 2007.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. The Company determined that it is more likely than not that $93.3 million of its gross deferred tax asset, related primarily to net operating losses, will not be realizable and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the quarter and six month period ended June 30, 2008, net operating losses of $28.6 million and $62.0 million, respectively, were created. Based on forecasted future taxable income, the Company will not be able to obtain the full benefit of these net operating losses.
During 2006, the Company entered into two agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax assets related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary.
The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 12 year period (including 2008-15 year original amortization period) in which the amortization deduction of the IO Tax Asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period, repayment of the $625.0 million in senior notes on July 20, 2007, as result of the recapitalization which served to significantly reduce interest expense, and results of the leveraging plan. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO Tax Asset amortization and the Settlement Expenses to profitable entities in accordance with Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the increase in interest earning assets of Doral Bank PR, through among other things, transferring certain assets to Doral Bank PR. Negative evidence included the Company’s recorded losses for the first quarter of 2008 and for the years ended December 31, 2007 and 2006, and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income. Negative evidence also included the Risks Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Failure to achieve sufficient taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient taxable income include, but are not limited to, the following: increased competition, a decline in margins, increased loans charged off, and loss of market share.
In weighing the positive and negative evidence above, Doral Financial considered the more likely than not criteria contemplated in SFAS 109. Based on this analysis, Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $495.6 million would not be realized. As a result the Company recorded a valuation allowance. At June 30, 2008, the deferred tax asset, net of its valuation allowance of $93.3 million, amounted to approximately $402.3 million compared to $392.9 million at December 31, 2007.
The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, on January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings of $2.4 million. As of June 30, 2008 and 2007, the Company had unrecognized tax benefits of $13.7 million and accrued interest and penalties of $4.5 million and $3.1 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the quarters and six month periods ended June 30, 2008 and 2007, the Company recognized approximately $0.3 million and $0.7 million in interest and penalties, respectively.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of June 30, 2008, the following years remain subject to examination: U.S. Federal jurisdictions — 2003 through 2007 and Puerto Rico — 2004 through 2007.
It is reasonably possible that within the next twelve months the Company will resolve certain matters presently contemplated as unrecognized tax benefits due primarily to the expiration of the statute of limitations. The resolution of this matter would likely result in a reduction of the provision for income taxes and the effective tax rate in the period of resolution of substantially all the unrecognized tax benefits.
The Company’s gross deferred tax asset was $495.6 million at June 30, 2008, reflecting an increase of $15.4 million compared to $480.2 million at December 31, 2007. This increase was due to a $14.1 million increase in other comprehensive loss, related to unrealized losses on securities available for sale and cash flow hedges. There was also an increase of approximately $1.2 million in other operational activities due to the recognition of the deferred tax asset related to the settlement of the lawsuit of $18.7 million which was partially offset by a reduction of $5.7 million of net operating losses $9.1 million of amortization of IOs and a reduction of $2.7 million in other deferred tax assets.
BALANCE SHEET AND OPERATING DATA ANALYSIS
PERFORMANCE RATIOS
The following table sets forth the performance ratios of Doral Financial for the periods indicated:

TABLE I
PERFORMANCE RATIOS

	QUARTERS ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Return on average assets	0.06%	(1.32)%	(0.01)%	(1.31)%
Return on average common equity	(4.08)%	(74.89)%	(5.16)%	(69.67)%
Average common equity to average assets	6.28%	2.15%	6.73%	2.31%
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $39.9 million and $85.5 million for the quarter and six month period ended June 30, 2008, compared to $6.5 million and $12.4 million for the corresponding periods of 2007. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE J
LOAN PRODUCTION

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(Dollars in thousands, except for average initial loan balance)	2008	2007	2008	2007
FHA/VA mortgage loans
Number of loans	760	354	1,221	734
Volume of loans	$91,755	$38,611	$142,249	$75,687
Percent of total volume	24%	13%	19%	14%
Average initial loan balance	$120,730	$109,071	$116,502	$103,116
Conventional conforming mortgage loans
Number of loans	240	444	476	775
Volume of loans	$28,213	$53,746	$56,874	$91,652
Percent of total volume	7%	18%	8%	16%
Average initial loan balance	$117,554	$121,050	$119,483	$118,261
Conventional non-conforming mortgage loans(1)
Number of loans	1,087	522	2,180	948
Volume of loans	$136,201	$72,227	$291,629	$128,344
Percent of total volume	36%	23%	39%	23%
Average initial loan balance	$125,300	$138,366	$133,775	$135,384
Construction developments loans(2)
Number of loans	13	6	13	15
Volume of loans	$44,596	$6,956	$44,596	$18,814
Percent of total volume	12%	2%	6%	3%
Average initial loan balance	$3,430,462	$1,159,333	$3,430,462	$1,254,267
Disbursement under existing construction development loans
Volume of loans	$23,186	$62,799	$51,613	$125,678
Percent of total volume	6%	20%	7%	23%
Commercial loans(3)
Number of loans	86	90	178	198
Volume of loans	$52,719	$55,358	$117,894	$87,296
Percent of total volume	14%	18%	15%	16%
Average initial loan balance	$613,012	$615,089	$662,326	$440,883
Consumer loans(4)
Number of loans	508	2,768	6,572	3,781
Volume of loans	$4,639	$18,713	$48,528	$26,676
Percent of total volume	1%	6%	6%	5%
Average initial loan balance	$9,132	$6,760	$7,384	$7,055
Other(3)
Number of loans	1	1	1	2
Volume of loans	$2,000	$405	$2,000	$2,188
Percent of total volume	0%	0%	0%	0%

Total loans
Number of loans	2,695	4,185	10,641	6,453
Volume of loans	$383,309	$308,815	$755,383	$556,335

(1)	Includes $8.1 million and $4.7 million in second mortgages for the quarters ended June 30, 2008 and 2007, respectively, and $17.6 million and $9.2 million in second mortgages for the six month periods ended June 30, 2008 and 2007, respectively.

(2)	Related to new commitments to fund construction loans in New York.

(3)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(4)	Consists of multifamily loans.
The increase of $199.0 million, or 36%, in loan production for the first half of 2008, when compared to the corresponding period of 2007, was primarily related to significant increases in residential mortgage production, commercial lending and consumer production as a result of the Company’s efforts to develop business relationships by combining excellent service with a well-executed sales process that emphasizes cross-selling additional products to existing customers. The increase in loan production for the six month period ended June 30, 2008 was also driven by an increase of $73.1 million in the production purchased from third parties compared to the corresponding 2007 period.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the six month period ended June 30, 2008 and 2007, refinancing transactions represented approximately 50% and 54%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE K
LOAN ORIGINATION SOURCES

	SIX MONTH PERIODS ENDED JUNE 30,
	2008			2007
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	54%	—	54%	51%	—	51%
Wholesale(1)	11%	—	11%	2%	—	2%
Housing Developments(2)	6%	7%	13%	24%	2%	26%
Other(3)	13%	9%	22%	17%	4%	21%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans. During the first half of 2008, Doral Financial did not enter into new commitments to fund construction loans in Puerto Rico.

(3)	Refers to commercial, consumer and multifamily loans.
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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE L
LOANS SERVICED FOR THIRD PARTIES

	AS OF JUNE 30,
(Dollars in thousands, except for average size of loans)	2008	2007
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,135,166	$2,129,096
FHLMC/FNMA	3,607,022	3,893,830
Other conventional mortgage loans(1)(2)	3,938,708	4,731,030

Total portfolio serviced for third parties	$9,680,896	$10,753,956

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	115,094	127,479
Weighted- average interest rate	6.44%	6.50%
Weighted- average remaining maturity (months)	247	251
Weighted- average gross servicing fee rate	0.39%	0.32%
Average servicing portfolio	$9,875,978	$13,685,026
Principal prepayments	$359,141	$408,770
Constant prepayment rate	7%	6%
Average size of loans	$84,113	$84,359
Servicing assets, net	$145,527	$164,569

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	1.98%	1.85%
90 days or more past due	2.31%	1.64%

Total delinquencies excluding foreclosures	4.29%	3.49%

Foreclosures pending	2.48%	2.00%

Servicing Portfolio Activity:
Beginning servicing portfolio	$10,072,538	$11,997,324
Additions to servicing portfolio	147,574	111,950
Servicing sold and released due to repurchases(3)	(26,699)	(738,604)
Run-off(4)	(512,517)	(616,714)

Ending servicing portfolio	$9,680,896	$10,753,956

(1)	Excludes $4.0 billion and $3.3 billion of loans owned by Doral Financial at June 30, 2008 and 2007, respectively.

(2)	Includes portfolios of $189.7 million and $219.8 million at June 30, 2008 and 2007, respectively, of delinquent FHA/VA and conventional mortgage loans.

(3)	As of June 30, 2008, includes $26.7 million of principal balance of loans repurchased from a third party. As of June 30, 2007, includes $693.9 million of principal balance of loans related to MSRs sales.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At June 30, 2008 and 2007, less than 1% of Doral Financial’s mortgage-servicing portfolio to third parties was related to mortgages secured by real property located on the U.S. mainland.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $359.1 million and $408.8 million for the six month periods ended June 30, 2008 and 2007, respectively
During the fourth quarter of 2007, the Company decided to enter into an economic hedge to reduce exposure to fluctuations in the market value of its MSRs. The Company executed this economic hedge by purchasing $150.0 million in 10 year U.S Treasuries at par value and placing the notes in the trading account. Although the positions will not provide a perfect economic hedge, they will help offset the general movements in market value of the Company’s MSRs tied to changes in interest rates.
LIQUIDITY AND CAPITAL RESOURCES
Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. The Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.
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
In connection with the Recapitalization, on July 19, 2007, Doral Financial transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary. This transfer has resulted in a more traditional operating structure in which most of the Company’s operational liquidity needs are at the subsidiary level. The holding company’s current principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations, and the payment of dividends on its preferred and common stock. The holding company no longer directly funds any mortgage banking activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans and securities retained on the balance sheet by the holding company and dividends from its subsidiaries, including Doral Bank PR, Doral Bank NY and Doral Insurance Agency. An existing cease and desist order applicable to the holding company requires prior regulatory approval for the payment of any dividends from Doral Bank PR to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.
Since April 2006, Doral Financial has not paid dividends on the Company’s common stock. The Company has paid all scheduled dividends on its preferred stock.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits of which are all issued in form so as to meet the full coverage for FDIC deposit insurance up to applicable limits, borrowings under FHLB advances and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets.

Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. As of June 30, 2008 and December 31, 2007, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $35.2 million and $34.7 million, respectively. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2008 and December 31, 2007, the outstanding principal balance of such delinquent loans was $189.7 million and $201.7 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $15.2 million and $17.3 million, respectively.
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
In the past, Doral Financial also sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of June 30, 2008, Doral Financial’s maximum recourse exposure with FNMA amounted to approximately $940.3 million and FNMA required the posting of a minimum of $44.0 million in collateral to secure these recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. See note “u” and “—Off-Balance Sheet Activities” below for additional information on these arrangements.
Investment activities also involve the use of cash. In the first half of 2008, the Company purchased $1.8 billion of securities for its available for sale portfolio. These purchases were funded with FHLB advances and repurchase agreements.
Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of June 30, 2008 and December 31, 2007:

TABLE M
SOURCES OF BORROWINGS

	AS OF JUNE 30, 2008		AS OF DECEMBER 31, 2007
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
(Dollars in thousands)	OUTSTANDING	RATE	OUTSTANDING	RATE

Deposits	$4,330,728	3.37%	$4,268,024	4.11%
Repurchase Agreements	2,100,271	4.11%	1,444,363	4.97%
Advances from FHLB	1,829,000	3.74%	1,234,000	4.94%
Loans Payable	379,815	7.28%	402,701	6.88%
Notes Payable	279,716	7.31%	282,458	7.31%
Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits and through advances from FHLB and from other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit. As of June 30, 2008, Doral Financial’s banking subsidiaries held approximately $4.1 billion in interest-bearing deposits at a weighted-average interest rate of 4.06%. For additional information regarding deposit accounts, and advances from FHLB, see Note “o” and “q” to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE N
AVERAGE DEPOSIT BALANCE

	SIX MONTH PERIOD ENDED		YEAR ENDED
	JUNE 30, 2008		DECEMBER 31, 2007
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(Dollars in thousands)	BALANCE	RATE	BALANCE	RATE

Certificates of deposit	$2,922,938	4.62%	$2,782,709	4.94%
Regular passbook savings	322,962	2.71%	380,710	3.56%
NOW accounts	402,707	1.34%	437,321	3.04%
Money market accounts	301,981	3.80%	171,371	4.05%
Other interest-bearing deposits	4,327	3.65%	—	—

Total interest-bearing	3,954,915	4.06%	3,772,111	4.54%
Non-interest bearing	246,121	—	309,482	—

Total deposits	$4,201,036	3.82%	$4,081,593	4.20%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2008.
TABLE O
CERTIFICATES OF DEPOSIT MATURITIES

(In thousands)	AMOUNT

Certificates of deposit maturing:
Three months or less	$1,207,722
Over three through six months	492,809
Over six through twelve months	918,739
Over twelve months	329,133

Total	$2,948,403

The amounts in Table O, include $2.5 billion in brokered deposits issued in denomination greater than $100,000 to brokers-dealers.
As of June 30, 2008 and December 31, 2007, Doral Financial’s retail banking subsidiaries had $2.5 billion in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Certificates of deposits with principal amounts of $100,000 or more includes time deposits issued to deposit brokers in form of large ($100,000 or more) certificates of deposit that have been participated out by the broker in shares of less that $100,000. As of June 30, 2008, all certificates of deposits were within the applicable insurance limit. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. In addition, the FHLB-NY makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of June 30, 2008, Doral Financial’s banking subsidiaries held $1.8 billion in advances from the FHLB-NY at a weighted-average interest rate of 3.83%. Please refer to note “q” to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Doral Financial also derives liquidity from the sale of mortgage loans in the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs are curtailed, otherwise rendered unavailable or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be adversely affected.
REGULATORY CAPITAL RATIOS
As of June 30, 2008, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to consent order pursuant to which has submitted a capital plan in which it has agreed to maintain higher ratios at both the holding company and Doral Bank PR level. As a result of the recapitalization pursuant to which Doral Holdings LLC acquired 90% of the common stock of Doral Financial, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2008, based on existing Federal Reserve, FDIC and OTS guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.

TABLE P
REGULATORY CAPITAL RATIOS

	As of June 30, 2008
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY

Total Capital (Total capital to risk- weighted assets)	17.0%	13.5%	14.1%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	15.7%	12.3%	13.6%
Leverage Ratio(1)	9.5%	6.1%	10.2%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of June 30, 2008. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

	As of December 31, 2007
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY

Total Capital (Total capital to risk- weighted assets)	17.8%	12.5%	13.8%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	16.5%	11.3%	13.0%
Leverage Ratio(1)	10.8%	6.0%	10.6%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2007. Ratios were prepared as if the company were subject to the requirement for comparability purposes.
As of June 30, 2008, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
On March 17, 2006, Doral Financial entered into consent orders with the Federal Reserve. For a detailed description of this order, please refer to note “w”. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As of June 30, 2008, the Doral Financial’s banking subsidiaries were in compliance with all capital requirements.
On July 30, 2008, the Board of Directors of Doral Financial approved a capital infusion of $100.0 million to Doral Bank PR to maintain its regulatory capital ratios above well capitalized levels.
ASSETS AND LIABILITIES
At June 30, 2008, Doral Financial’s total assets were $10.4 billion, an increase of 12% compared to $9.3 billion at December 31, 2007. The increase in assets during 2008 corresponded to the Company’s plan to increase its earning assets by $1.0 billion during 2008. The increase in assets was principally driven by an increase of $1.2 billion in the investment securities portfolio, primarily related to the purchase of $1.8 billion in investment securities during the first half of 2008, offset by maturities and sales. Also, the increase in assets was related to a $137.0 million increase in the mortgage loan portfolio, mainly related to increases in loan production.

Total liabilities were $9.2 billion at June 30, 2008, compared to $8.0 billion at December 31, 2007. The increase in liabilities largely corresponded to the increase in investment securities and was reflected by the increase of $655.9 million in securities sold under agreements to repurchase and $595.0 million in Advances from the FHLB-NY.
OFF-BALANCE SHEET ACTIVITIES
Prior to 2006, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. The Company also sold loans under various recourse agreements to FNMA and FHLMC. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $10.6 million, as of June 30, 2008, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults.
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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At June 30, 2008, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $174.8 million and $4.3 million, respectively, and commitments to sell loans at fair value amounted to approximately $88.3 million.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2008.

TABLE Q
CONTRACTUAL OBLIGATIONS

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
(In thousands)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Deposits	$4,330,728	$3,970,381	$298,962	$57,533	$3,852
Repurchase agreements(1) (2)	2,100,271	1,217,771	691,000	191,500	—
Advances from FHLB(1) (2)	1,829,000	662,000	669,580	497,420	—
Loans payable(3)	379,815	39,568	70,230	59,829	210,188
Notes payable	279,716	4,406	7,017	35,401	232,892
Other liabilities	179,277	178,277	1,000	—	—
Non-cancelable operating leases	45,506	5,714	9,786	8,970	21,036

Total Contractual Cash Obligations	$9,144,313	$6,078,117	$1,747,575	$850,653	$467,968

(1)	Amounts included in the table above do not include interest.

(2)	Includes $782.5 million of repurchase agreements with an average rate of 5.50% and $304.0 million in advances from FHLB-NY with an average rate of 5.40%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from July 2009 to March 2012. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 8.00% to estimate the repayments.
TABLE R
OTHER COMMERCIAL COMMITMENTS(1)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
(In thousands)	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Commitments to extend credit	$174,758	$120,049	$54,707	$2	$—
Commitments to sell loans at fair value	88,309	88,309	—	—	—
Commercial and financial standby letters of credit	4,295	3,957	338	—	—
Maximum contractual recourse exposure	1,053,748	—	—	—	1,053,748

Total	$1,321,110	$212,315	$55,045	$2	$1,053,748

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Interest Rate and Market Risk Management
Interest rate risk refers to the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities and its net interest income. Doral Financial’s risk management strategies are discussed in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.

Doral Financial’s Risk Profile
Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors. The interest risk profile of the Company is managed by using natural offsets generated by the different components of the balance sheet during the natural course of business operations and through active hedging activities using debt and derivative instruments to achieve targeted risk levels.
The Company’s interest rate risk exposure can be segregated into linear and non-linear risk components based on the varying changes to the market value of equity due to changes in interest rates. The linear risk is managed through interest rate caps and futures contracts. The non-linear risk arises primarily from embedded optionality in our products and transactions which allows clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of mortgage-backed securities.
The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of June 30, 2008 and December 31, 2007.

	Market Value	Net Interest Income
As of June 30, 2008	Of Equity Risk	Risk(1)
+ 100 BPS	(12.7)%	9.2%
- 100 BPS	3.1%	(0.1)%

	Market Value of	Net Interest Income
As of December 31, 2007	Equity Risk	Risk(1)
+ 100 BPS	(10.7)%	(0.8)%
- 100 BPS	1.2%	(1.9)%

(1)	Based on 12-month forward change in net interest income.
As of June 30, 2008 the market value of equity (“MVE”) sensitivity measure showed a slight increase when compared to December 31, 2007. This increase is mainly due to the extension of the durations in the mortgage loan and investment securities portfolios. The Company has been actively managing the balance sheet to maintain the interest rate risk measures within policy limits. During the first quarter of 2008, the Company completed a sale of long-duration U.S. Treasury securities in order to reduce interest rate risk. The Company also grew earning assets through the purchase of agency LIBOR-floater and agency hybrid ARM mortgage-backed securities. The hybrid securities were match funded. The Company also extended the maturity of its advances from FHLB and entered into fixed rate non-callable term repurchase agreements. The measure of net interest income sensitivity (“NII”) did improve when comparing June 30, 2008 to December 31, 2007 mainly due to the active balance sheet management employed in the first quarter of 2008.

The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of June 30, 2008 and December 31, 2007.

(dollars in thousands)	June 30, 2008	December 31, 2007
	Change in Fair	Change in Fair
Change in interest	Value of Available	Value of Available
rates (basis points)	for Sale Securities	for Sale Securities
+200	$(219,400)	$(223,737)
+100	(101,827)	(102,851)
Base	—	—
-100	73,704	70,755
-200	128,367	129,464
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
The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following tables summarize the Company’s interest rate swaps and caps outstanding at June 30, 2008.

TABLE S
INTEREST RATE SWAPS
(Dollars in thousands)

NOTIONAL	MATURITY	PAY	RECEIVE	FAIR
AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE

CASH FLOW HEDGE
$15,000	September, 2008	4.70%	1-month LIBOR minus 0.03%	$(71)
10,000	September, 2009	4.57%	1-month LIBOR plus 0.02%	(188)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(195)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.05%	(81)
15,000	October, 2008	4.44%	1-month LIBOR plus 0.06%	(82)
10,000	October, 2009	4.30%	1-month LIBOR plus 0.04%	(157)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(152)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.02%	(122)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(112)
20,000	November, 2008	4.43%	1-month LIBOR plus 0.03%	(137)
20,000	November, 2009	4.35%	1-month LIBOR plus 0.02%	(341)
15,000	November, 2010	4.42%	1-month LIBOR	(306)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(335)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(1,064)

$195,000				$(3,343)

The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at June 30, 2008.
TABLE T
INTEREST RATE CAPS
(Dollars in thousands)

NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR and 5.00%	$205	$86
15,000	September, 2011	1-month LIBOR and 5.50%	134	99
15,000	September, 2012	1-month LIBOR and 6.00%	143	131
35,000	October, 2010	1-month LIBOR and 5.00%	199	144
15,000	October, 2011	1-month LIBOR and 5.00%	172	158
15,000	October, 2012	1-month LIBOR and 5.50%	182	186
50,000	November, 2012	1-month LIBOR and 6.50%	228	627
50,000	November, 2012	1-month LIBOR and 5.50%	545	349
50,000	November, 2012	1-month LIBOR and 6.00%	350	466

$270,000			$2,158	$2,246

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $293.0 million and $414.0 million as of June 30, 2008 and December 31, 2007, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a lower volume of derivatives.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged using the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $195.0 million as of June 30, 2008. The Company typically uses interest rate swaps to convert floating rate FHLB advances to fixed rate by entering into a pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the FHLB advance to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
TABLE U
FAIR VALUE RECONCILIATION

Six Month Period Ended
(In thousands)	June 30, 2008
Fair value of contracts outstanding at the beginning of the period	$(476)
Contracts realized or otherwise settled during the period	2,382
Fair value of new contracts entered into during the period	(272)
Changes in fair values during the period	73

Fair value of contracts outstanding at the end of the period	$1,707

TABLE V
SOURCES OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of June 30, 2008	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(539)	$—	$—	$—	$(539)
Prices provided by other external sources	—	230	2,016	—	2,246

	$(539)	$230	$2,016	$—	$1,707

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
TABLE W
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	June 30, 2008
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)
AA-	2	$465,000	$2,246	$(3,343)	$(1,097)	3.15
A+	1	5,000	—	(9)	(9)	0.04
A	1	18,000	—	(530)	(530)	0.06

Total Derivatives	4	$488,000	$2,246	$(3,882)	$(1,636)	3.00

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2007
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)
AA	1	$250,000	$241	$(2,889)	$(2,648)	2.95
AA-	1	215,000	1,241	—	1,241	4.45
A+	2	29,000	6	(12)	(6)	0.04

Subtotal	4	$494,000	$1,488	$(2,901)	$1,413	3.43

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
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
A number of key economic indicators suggest that the Puerto Rico economy suffered a slowdown starting in 2006 that continued during 2007 and the first half of 2008. Doral Financial believes that Puerto Rico will continue to have a high concentration of delinquent loans, and this will continue to affect the Company’s credit quality and delinquency trends.
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
In the ordinary course of business, prior to 2006, the Company sold loans on a recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan. See “Off-Balance Sheet Activities” above for more information regarding recourse obligations. The Company has discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance. The Company did not sell loans on a recourse basis since 2006.
Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are fixed rate, regular amortizing loans.
The credit risk of the residential mortgage portfolio is affected by a deteriorating economy to the extent that the borrowers’ spending capacity is decreased and, as a result, may not be able to make their payments as due. A deteriorating economy could also lead to a decline in real estate values and therefore the reduction of the borrowers’ capacity to refinance and increase the exposure to loss upon default.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as a consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and it adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. As a result, management expects that the amounts of loans and exposure to the construction industry will continue to decrease throughout 2008 and subsequent years.
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
The Company also considers restructuring of the debt of mortgage loan customers who are delinquent due to economic or legal reasons related to their financial condition, if the Company determines that it is in the best interest for both the Company and the borrower to do so. Refer to “Non-performing assets and allowance for loan and lease losses” section for additional information of loan restructurings.

Non-performing assets and allowance for loan and lease losses
Non-performing assets consist of loans on a non-accrual status and other real estate owned. The loans are placed on a non-accrual status after they are delinquent for more than 90 days. On a case by case basis, the Company may decide that a particular loan should be placed in non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be seriously behind schedule or experiencing economic distress. Generally, when the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and collectibility is reasonably assured. In January 2008, the Company placed in non-accrual status all residential construction loans classified as substandard if their source of payment was interest reserves funded by Doral Financial. The Company did not place substandard residential construction loans on non-accrual status if their source of repayment came from their own funds, unless these loans became more than 90 days delinquent. For the quarter ended June 30, 2008, Doral Financial would have recognized $7.8 million, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also includes interest reversal on loans placed on non-accrual status during the quarter.
The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated.

TABLE X
NON-PERFORMING ASSETS

	AS OF	AS OF
(Dollars in thousands)	JUNE 30, 2008	DECEMBER 31, 2007
Non-performing loans:

Residential mortgage loans — held for sale (1)	$5,445	$4,603
Residential mortgage loans — held for investment	291,987	256,949

Total non-performing residential mortgage loans(2)	297,432	261,552

Other lending activities:
Construction and land loans, classified as substandard but accruing	—	113,254
Construction loans in non-performing status	238,100	152,021
Commercial real estate loans	105,874	86,590
Consumer loans	2,758	4,303
Commercial non-real estate loans	3,842	3,040
Lease financing receivable	918	1,032
Land loans	25,210	14,507

Total non-performing other lending activities	376,702	374,747

Total non-performing loans	674,134	636,299

Repossessed assets	213	419

OREO(3)	53,731	38,154

Total NPAs of Doral Financial (consolidated)	$728,078	$674,872

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	14.63%	12.93%

Total NPAs of Doral Financial as a percentage of consolidated total assets	6.97%	7.25%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	12.31%	11.91%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period	18.26%	19.75%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing residential mortgage loans and other non-performing loans held for sale) at end of period(4)	25.30%	27.66%

(1)	Does not include approximately $131.7 million and $126.0 million of GNMA defaulted loans (for which the Company has the option, but not an obligation, to buy-back from the pools serviced), included as part of the loans held for sale portfolio as of June 30, 2008 and December 31, 2007, respectively.

(2)	Includes approximately $4.9 million and $2.1 million of FHA/VA loans where the principal balance of these loans is insured or guaranteed under applicable programs and interest is, in most loses, fully recovered in foreclosure proceedings.

(3)	Excludes FHA/VA claims amounting to $18.0 million and $16.4 million as of June 30, 2008 and December 31, 2007, respectively.

(4)	The proportion of the allowance for loan and leases allocated to residential mortgage loan portfolio historically has been lower than in other lending portfolios. A substantial part of the amounts due on delinquent residential mortgage loans has been historically recovered through sale of property after foreclosure or negotiated settlements with borrowers. For purposes of comparability with the industry, the ratio of allowance for loan and lease losses to total non-performing loans excludes the allowance allocated to residential mortgage loans from the numerator and the total residential mortgage loans portfolio and other non-performing loans held for sale from the denominator.

For the first half of 2008, non-performing assets increased as a percentage of the loan portfolio. The increase in non-performing assets reflected increased delinquency in the residential mortgages and commercial loan portfolios. These portfolios were affected by the overall deterioration of economic conditions in Puerto Rico, especially in the housing market.
Non-performing residential mortgage loans increased by $35.9 million, or 14%. The increase was largely driven by the seasoning of loans made in 2005 and the impact of the economic conditions in Puerto Rico.
During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“the Program”) with the purpose of aiding borrowers with seriously delinquent mortgage loans to get back into financial stability. Under the Program, borrowers prove future payment capacity by making three consecutive monthly payments. The Company is not reducing rates or forgiving principal or interest. The Program was designed to comply with all laws and regulations. As of the end of the first half of 2008, the Company had fully restructured and processed into the system $103.6 million of mortgage loans, of which $3.3 million were included as non-performing loans as of June 30, 2008. The Company has made the determination that the loans restructured under the Program, fit the definition of Troubled Debt Restructurings (“TDR”) as defined by the Standard of Financial Accounting 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. As long as they continue to perform, such loans are excluded from Table X above.
Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections.
Non-performing commercial real estate loans increased during the first half of 2008 by $19.3 million, or 22%. Half the increase occurred in the second quarter due to the delinquency of a single large relationship that had been anticipated and reserved in the first quarter of 2008.
During the first half of 2008, non-performing construction loans decreased by $27.2 million, or 10%, compared to December 31, 2007. The construction loan portfolio decreased by 8% during the first half of 2008 as a result of an increased number of unit sales underlying the portfolio projects and regular portfolio run-off. During the first half of 2008, several residential construction projects financed by the Company experienced increased levels of unit sales, representing an aggregate repayment of $139.7 million of principal. The pick up in sales volume was mainly attributable to the incentives established by the government of Puerto Rico for buyers of newly constructed homes, in the form of a $25,000 down payment assistance and the Company’s own programs to assist builders to market and sell finished units.
Despite favorable activity during the first half of 2008, the construction loan portfolio has been directly affected by the deterioration in the overall Puerto Rico economy because the underlying loans’ repayment capacity is dependent on the ability to attract home-purchasers and maintain housing prices. During most of the past two years, but especially during the latter part of 2007, the Company’s portfolio experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. At June 30, 2008 and December 31, 2007, 44% and 45%, respectively, of the loans within the construction portfolio were considered non-performing loans. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During the first half of 2008, Doral Financial did not enter into new commitments to fund construction loans in Puerto Rico for residential housing projects. New commitments to fund construction loans in New York amounted to $17.8 million and $42.5 million for the quarter and six month period ended June 30, 2008. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	June 30, 2008	December 31, 2007

Construction loans(1)	$539,076	$588,174

Total undisbursed funds under existing commitments	$99,571	$139,172

Construction loans on non-performing status	$238,100	$152,021
Construction and land loans, classified as substandard but accruing(2)	—	113,254

Total non-performing construction loans	$238,100	$265,275

Net charge offs — Construction loans	$8,333	$6,060

Allowance for loan losses — Construction loans	$48,549	$56,776

Non-performing construction loans to total construction loans	44.17%	45.10%
Allowance for loan losses — construction loans to total construction loans	9.01%	9.65%
Net charge-offs to total construction loans	1.55%	1.03%

(1)	Includes $414.4 million and $422.4 million of construction loans for residential housing projects as of June 30, 2008 and December 31, 2007, respectively. Also includes $124.7 million and $165.8 million of construction loans for commercial, condominiums and multi-family projects as of June 30, 2008 and December 31, 2007, respectively.

(2)	Since January l, 2008, the Company placed in non-accrual all residential construction loans classified as substandard if their source of payment was interest reserves funded by Doral Financial.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for the periods indicated.

TABLE Y	QUARTERS ENDED		SIX MONTH PERIODS
ALLOWANCE FOR LOAN AND LEASE LOSSES	JUNE 30,		ENDED JUNE 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for Loan and Lease Losses:
Balance at beginning of period	$121,182	$70,963	$124,733	$67,233
Provision (recovery) for loan and lease losses:
Construction loans	3,598	1,861	116	1,898
Residential mortgage loans	4,375	11,901	6,924	12,742
Commercial real estate loans	25	1,378	3,101	3,298
Consumer loans	1,829	3,589	3,926	5,313
Lease financing	204	(136)	237	191
Commercial non-real estate loans	(63)	796	1,078	1,536
Land secured loans	715	(140)	87	(140)
Other(1)	—	73	—	473

Total provision for loan and lease losses	10,683	19,322	15,469	25,311

Charge — offs:
Construction loans	(3,780)	—	(8,333)	(513)
Residential mortgage loans	(773)	—	(1,199)	—
Commercial real estate loans	(2,994)	(879)	(4,027)	(879)
Consumer loans	(1,746)	(1,900)	(4,166)	(3,179)
Lease financing	(289)	(385)	(467)	(385)
Commercial non-real estate loans	(210)	(1,357)	(653)	(1,486)

Total charge-offs	(9,792)	(4,521)	(18,845)	(6,442)

Recoveries:
Commercial real estate loans	64	—	77	—
Consumer loans	(68)	173	433	227
Lease financing	42	—	201	—
Commercial non-real estate loans	(12)	11	31	19

Total recoveries	26	184	742	246

Net charge-offs	(9,766)	(4,337)	(18,103)	(6,196)

Other(1)	—	(73)	—	(473)

Balance at end of period	$122,099	$85,875	$122,099	$85,875

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.33%	1.95%	2.33%	1.95%
Provision for loan losses to net charge-offs on an annualized basis	109.39%	445.52%	85.45%	408.51%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.76%	0.47%	0.71%	0.35%

(1)	Represents the portion of allowance for loans transferred from the loans receivable portfolio to the loans held for sale portfolio, in connection to the sale of certain assets of Doral Bank NY during the third quarter of 2007.
The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

TABLE Z
ALLOCATION OF ALLOWANCE FOR LOAN
AND LEASE LOSSES	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$48,549	10%	$56,766	12%
Residential mortgage loans	26,789	67%	21,064	66%
Commercial — secured by real estate	22,550	15%	23,399	15%
Consumer	7,354	2%	7,161	2%
Lease financing receivable	1,474	1%	1,503	1%
Commercial non-real estate	3,524	3%	3,068	2%
Land secured	11,859	2%	11,772	2%

Total	$122,099	100%	$124,733	100%

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
Doral Financial’s provision for loan and lease losses for the quarter and six month period ended June 30, 2008, amounted to $10.7 million and $15.5 million, respectively, compared to $19.3 million and $25.3 million, respectively, for the corresponding periods in 2007. The decrease in the provision is mostly due to a better than expected performance of the construction loan portfolio related to better than anticipated sales of housing units, as explained above, resulting in better project economics and decreases in specific reserves. The construction portfolio was also affected by favorable developments in loan workout activities. Charge-offs for the non-consumer portfolios for the first quarter of 2008 were mostly due to loans whose credit risk was identified in previous quarters and, as a result, were fully provided for before the start of the present quarter. Although the Company expects a continued pressure on asset quality during the next several quarters due to the continued weakness of the Puerto Rico economy, and as a result the possibility of higher provisions exists, it is possible that charge-offs from loans with previously assigned loss reserves could be higher than current provisions.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, "Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan. As of June 30, 2008, Doral Financial had an allowance amounting to approximately $47.9 million, with respect to $235.7 million in outstanding balances of construction and commercial loans, which were impaired.
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
Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance will be necessary. If economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses further increases in the allowance may be required.
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

Overview of Operational Risk Management
Doral Financial has a corporate-wide Chief Risk Officer, who is responsible for implementing the process of managing the risks faced by the Company. The Chief Risk Officer is responsible for coordinating with the Company’s Internal Audit group, risk identification and monitoring throughout Doral Financial. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
The Company’s management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2007, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2007 Annual Report on Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008.
As of the end of the second quarter of 2008, Doral Financial completed the evaluation of the internal controls over the completeness and valuation of its allowance for loan and leases losses and the related provision for loan and lease losses accounts and concluded that the material weakness over the valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts had been remediated.
Doral Financial is engaged in the implementation of remediation efforts to address the remaining material weakness in the Company’s internal control over financial reporting as of December 31, 2007. Doral Financial’s remediation efforts related to the financial close and reporting process are outlined in “— Remediation of Material Weaknesses” under Item 9A, Controls and Procedures, of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 and are specifically designed to address the material weakness identified by Doral Financial’s management. Doral Financial will disclose any significant further developments arising as a result of its remediation efforts in future filings with the SEC.
Changes in Internal Control Over Financial Reporting
As described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007, and the Form 10-Q for the quarter ended March 31, 2008, the Company outlined certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2007. The Company continued these remediation efforts during the quarter ended June 30, 2008. Specifically, a recently prepared accounting policy was disseminated throughout the organization with emphasis on the accurate execution of account level analyses, standard reconciliation processes, and the maintenance of an aging of reconciling items. Also, a Controllership Committee was created in order to ascertain that there is timely communication of non-recurring transactions from the business units to the Controllers department.
Although there have not been any changes in internal control over financial reporting for the completeness and valuation of its allowance for loan and leases losses and the related provision for loan and lease losses accounts during this quarter, management completed the evaluation of the effectiveness of the internal controls and concluded that the material weakness over the valuation of its allowance for loan and leases losses and the related provision for loan and lease losses accounts had been remediated.
Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on certain legal proceedings, please refer to note “w” to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report involving Doral Financial Form 10-Q.
ITEM 1A. RISK FACTORS
For a detailed discussion of certain risk factors that could affect Doral Financial’s results for future periods see Item 1A, Risk Factors, in Doral Financial’s 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Stockholders Meeting of the Company was held on May 7, 2008. A quorum was obtained with 52,533,436 votes represented in person or by proxy, which represented 97.63% of all votes eligible to be cast at the meeting. At the meeting, the shareholders voted on the following matters:
1.	The election of 10 directors of Doral Financial;

2.	The adoption of the Doral Financial 2008 Stock Incentive Plan; and

3.	The ratification of the selection of PricewaterhouseCoopers LLP as Doral Financial’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
The results of the voting for each of the proposals is set forth below:
Election of Directors

Nominees for One-Year Term	Votes For	Votes Withheld	Broker Non-Votes

Frank W. Baier	52,351,177	182,259	9,081
Dennis G. Buchert	52,349,472	183,964	10,786
James E. Gilleran	52,350,956	182,480	9,302
David E. King	51,952,508	580,928	407,750
Howard M. Levkowitz	52,358,323	175,113	1,935
Michael J. O’Hanlon	51,950,913	582,523	409,345
Raymond J. Quinlan	52,360,178	173,258	80
Ramesh N. Shah	52,356,195	177,241	4,063
Kevin M. Twomey	52,350,619	182,817	9,639
Glen R. Wakeman	52,358,427	175,009	1,831
Adoption of Doral Financial 2008 Stock Incentive Plan

For:	49,413,362
Against:	394,764
Abstain:	22,315
Broker Non-Votes:	3,979,670
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2008

For:	52,319,360
Against:	170,647
Abstain:	43,426
Broker Non-Votes:	1,376,678
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)	Exhibits
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

DORAL FINANCIAL CORPORATION (Registrant)
Date: August 8, 2008	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: August 8, 2008	/s/ Marangal I. Domingo
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