Form 10-Q
period 2008-09-30
DORAL FINANCIAL CORP
filed 2008-11-14
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Common stock: 53,810,110 outstanding as of November 7, 2008.

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2008 and December 31, 2007	3

Consolidated Statements of Loss (Unaudited) — Quarters ended September 30, 2008 and September 30, 2007 and nine month periods ended September 30, 2008 and September 30, 2007	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Nine month periods ended September 30, 2008 and September 30, 2007	5

Consolidated Statements of Comprehensive (Loss) Income (Unaudited) — Quarters ended September 30, 2008 and September 30, 2007 and nine month periods ended September 30, 2008 and September 30, 2007	6

Consolidated Statements of Cash Flows (Unaudited) — Nine month periods ended September 30, 2008 and September 30, 2007	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	73

Item 4 — Controls and Procedures	73

PART II — OTHER INFORMATION	74

Item 1 — Legal Proceedings	74

Item 1A — Risk Factors	74

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3 — Defaults Upon Senior Securities	76

Item 4 — Submission of Matters to a Vote of Security Holders	76

Item 5 — Other Information	76

Item 6 — Exhibits	77

SIGNATURES	78
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
(In thousands, except for share information)	2008	2007
ASSETS
Cash and due from banks	$62,822	$67,884

Money market investments:
Money market investments with creditors’ right to repledge	—	199,795
Other money market investments	201,827	317,490

Total money market investments	201,827	517,285

Securities purchased under agreements to resell	—	204,000

Pledged investment securities that can be repledged:
Securities held for trading, at fair value	62,388	14,070
Securities available for sale, at fair value	1,318,158	891,961

Total pledged investment securities that can be repledged	1,380,546	906,031

Other investment securities:
Securities held for trading, at fair value	167,280	262,392
Securities available for sale, at fair value	1,549,323	1,029,979
Federal Home Loan Bank of NY (FHLB) stock, at cost	114,563	73,867

Total other investment securities	1,831,166	1,366,238

Total investment securities	3,211,712	2,272,269

Loans:
Loans held for sale, at lower of cost or market	379,461	418,556
Loans receivable	5,274,365	5,054,709
Less: Allowance for loan and lease losses	(123,143)	(124,733)
Less: Unearned income	(19,430)	(3,776)

Total loans Receivable	5,131,792	4,926,200

Total loans	5,511,253	5,344,756

Receivables and mortgage-servicing advances	108,450	62,098
Accrued interest receivable	44,353	42,434
Servicing assets, net	139,507	150,238
Premises and equipment, net	107,929	106,317
Real estate held for sale, net	57,583	38,154
Assets to be disposed of by sale	1,939	8,970
Deferred tax asset, net	413,177	392,860
Other assets	129,356	97,113

Total assets	$9,989,908	$9,304,378

LIABILITIES
Deposits:
Non-interest-bearing deposits	$249,784	$242,821
Interest-bearing deposits	4,052,013	4,025,203

Total Deposits	4,301,797	4,268,024
Securities sold under agreements to repurchase	1,876,199	1,444,363
Advances from FHLB	1,723,400	1,234,000
Loans payable	373,044	402,701
Notes payable	278,521	282,458
Accrued expenses and other liabilities	279,845	326,125

Total liabilities	8,832,806	7,957,671

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 53,810,110 shares issued and outstanding	538	538
Additional paid-in capital	849,120	849,081
Legal surplus	23,596	23,596
Accumulated deficit	(93,996)	(66,610)
Accumulated other comprehensive loss, net of income tax benefit of $24,838 and $6,440 in 2008 and 2007, respectively	(195,406)	(33,148)

Total stockholders’ equity	1,157,102	1,346,707

Total liabilities and stockholders’ equity	$9,989,908	$9,304,378

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands, except for share information)	2008	2007	2008	2007
Interest income:
Loans	$87,055	$86,285	$258,347	$262,604
Mortgage-backed securities	28,336	13,495	77,374	56,820
Interest-only strips (“IOs”)	1,975	1,650	5,405	4,539
Investment securities	12,723	21,612	41,401	76,498
Other interest-earning assets	2,727	11,819	14,043	44,891

Total interest income	132,816	134,861	396,570	445,352

Interest expense:
Deposits	36,197	39,147	116,113	126,040
Securities sold under agreements to repurchase	22,097	28,007	62,501	106,319
Advances from FHLB	17,934	13,477	52,741	40,121
Loans payable	4,263	7,190	14,340	22,124
Notes payable	5,285	7,605	15,936	38,520

Total interest expense	85,776	95,426	261,631	333,124

Net interest income	47,040	39,435	134,939	112,228

Provision for loan and lease losses	7,209	5,062	22,678	30,373

Net interest income after provision for loan and lease losses	39,831	34,373	112,261	81,855

Non-interest income (loss):
Net gain on mortgage loan sales and fees	3,918	201	10,144	1,185
Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	1,898	(23,905)	1,650	(19,992)
Net loss on investment securities	(5,093)	(95,488)	(4,899)	(95,830)
Net loss on extinguishment of liabilities	—	(14,806)	—	(14,806)
Servicing income (net of mark-to-market adjustment)	625	8,026	10,348	23,409
Commissions, fees and other income	10,573	6,882	36,952	23,469
Net premium on deposits sold	—	9,521	—	9,521

Total non-interest income (loss)	11,921	(109,569)	54,195	(73,044)

Non-interest expenses:
Compensation and benefits	17,542	31,375	53,677	88,578
Taxes, other than payroll and income taxes	2,550	2,565	7,351	8,849
Advertising	2,752	2,397	7,257	6,327
Professional services	6,686	10,986	20,696	47,987
Communication and information systems	7,107	4,271	18,228	13,589
Occupancy and other office expenses	6,607	5,039	18,256	17,789
Depreciation and amortization	4,170	4,129	12,297	13,607
Other	5,034	12,456	24,875	28,329

Total non-interest expenses	52,448	73,218	162,637	225,055

(Loss) income before income taxes	(696)	(148,414)	3,819	(216,244)
Income tax expense (benefit)	1,060	(86,266)	6,231	(79,309)

Net loss	$(1,756)	$(62,148)	$(2,412)	$(136,935)

Net loss attributable to common shareholders	$(10,080)	$(70,472)	$(27,386)	$(161,909)

Net loss per common share (1)	$(0.19)	$(1.59)	$(0.51)	$(8.74)

(1)	For the quarters and nine month periods ended September 30, 2008 and 2007, net loss per common shares represents the basic and diluted loss per common share, respectively, for each of the periods presented.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	NINE MONTH PERIODS
	ENDED SEPTEMBER 30,
(In thousands)	2008	2007
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	538	107,948
Change in par value $1 to $0.01	—	(106,869)
Issuance of common stock	—	9,683
Shares reduced as result of 1-for-20 reverse stock split	—	(10,224)

Balance at end of period	538	538

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	849,081	166,495
Change in par value $1 to $0.01	—	106,869
Issuance of common stock	—	600,317
Cost of issuance	—	(39,790)
Shares converted as result of 1-for-20 reverse stock split	—	10,224
Stock-based compensation recognized	39	4,483

Balance at end of period	849,120	848,598

LEGAL SURPLUS	23,596	23,596

(ACCUMULATED DEFICIT) RETAINED EARNINGS:
Balance at beginning of period	(66,610)	139,051
Net loss	(2,412)	(136,935)
Cumulative effect of accounting change (adoption of SFAS No. 156)	—	926
Cumulative effect of accounting change (adoption of FIN 48)	—	(2,380)
Cash dividends declared on preferred stock	(24,974)	(24,974)

Balance at end of period	(93,996)	(24,312)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(33,148)	(106,936)
Other comprehensive (loss) income, net of deferred tax	(162,258)	105,829

Balance at end of period	(195,406)	(1,107)

Total stockholders’ equity	$1,157,102	$1,420,563

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007
Net loss	$(1,756)	$(62,148)	$(2,412)	$(136,935)

Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities arising during the period	(78,102)	17,176	(191,491)	(8,240)
Amortization of unrealized loss on securities reclassified to held to maturity	—	11	—	33
Reclassification of realized losses included in net loss	4,173	114,830	3,979	115,172

Other comprehensive (loss) income, before tax	(73,929)	132,017	(187,512)	106,965

Income tax benefit (expense) related to investment securities	11,193	(1,302)	25,106	(1,136)

Other comprehensive (loss) income on investment securities, net of tax	(62,736)	130,715	(162,406)	105,829

Other comprehensive income on cash flow hedges, net of tax	662	—	418	—

Other comprehensive (loss) income, net of tax	(62,074)	130,715	(161,988)	105,829

Comprehensive (loss) income, net of tax	$(63,830)	$68,567	$(164,400)	$(31,106)

Accumulated other comprehensive loss, net of tax

Other comprehensive loss on investment securities	$(195,253)	$(1,107)	$(195,253)	$(1,107)
Other comprehensive loss on cash flow hedge	(153)	—	(153)	—

Total accumulated other comprehensive loss, net of tax	$(195,406)	$(1,107)	$(195,406)	$(1,107)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTH PERIODS
	ENDED SEPTEMBER 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(2,412)	$(136,935)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	39	4,483
Depreciation and amortization	12,297	13,607
Mark-to-market adjustment of servicing assets	15,448	8,213
Deferred tax provision (benefit)	3,378	(82,915)
Provision for loan and lease losses	22,678	30,373
Net gain on sale of assets to be disposed of by sale	(348)	—
Net premium on deposit sold	—	(9,521)
Amortization of premium and accretion of discount on loans, investment securities and debt	(17,367)	5,681
Unrealized loss on loans held for sale	—	2,068
Net increase in loans held for sale	(152,908)	(138,508)
Loss on securities	1,710	102,868
Unrealized loss on trading securities	663	25,973
Decrease in securities held for trading	233,795	173,344
Amortization and net gain (loss) in the fair value of IOs	4,184	(1,701)
(Increase) decrease in derivative instruments	(525)	20,505
(Increase) decrease in receivables and mortgage servicing advances	(1,991)	1,829
(Increase) decrease in accrued interest receivable	(5,141)	22,649
Increase in other assets	(27,632)	(58,936)
Decrease in accrued expenses and other liabilities	(55,199)	(117,454)

Total adjustments	33,081	2,558

Net cash provided by (used in) operating activities	30,669	(134,377)

Cash flows from investing activities:
Purchases of securities available for sale	(2,349,698)	(46,741)
Principal repayment and sales of securities available for sale	745,059	2,305,985
Principal repayment and maturities of securities held to maturity	—	158,631
Increase in FHLB stock	(40,696)	(4,999)
Net (increase) decrease of loans receivable	(317,505)	28,177
Purchases of premises and equipment	(8,632)	(6,789)
Proceeds from sale of servicing assets	—	7,000
Proceeds from assets to be disposed by sale	1,018	—
Proceeds from sales of real estate held for sale	15,021	3,987
Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	—	(121,824)

Net cash (used in) provided by investing activities	(1,955,433)	2,323,427

Cash flows from financing activities:
Increase in deposits	33,773	222,449
Increase (decrease) in securities sold under agreements to repurchase	935,864	(2,392,878)
Proceeds from advances from FHLB	1,544,400	790,790
Repayment of advances from FHLB	(1,055,000)	(440,000)
Repayment of secured borrowings	(29,657)	(28,164)
Repayment of notes payable	(4,162)	(640,358)
Issuance of common stock, net	—	610,000
Dividends paid	(24,974)	(24,974)

Net cash provided by (used in) financing activities	1,400,244	(1,903,135)

Net (decrease) increase in cash and cash equivalents	$(524,520)	$285,915
Cash and cash equivalents at beginning of period	789,169	1,145,861

Cash and cash equivalents at the end of period	$264,649	$1,431,776

Cash and cash equivalents includes:
Cash and due from banks	$62,822	$85,343
Money market investments	201,827	1,346,433

	$264,649	$1,431,776

Supplemental schedule of non-cash activities:
Loan securitizations	$259,216	$164,401

Reclassification of securities from the held for trading portfolio to the available for sale portfolio	$68,520	$—

Reclassification of securities held to maturity to held for trading in connection with the agreement to sell certain assets of Doral Bank NY	$—	$91,045

Reclassification of loans receivable to loans held for sale in connection with the agreement to sell certain assets of Doral Bank NY	$—	$205,629

Reclassification of premises and equipment to assets to be disposed of by sale	$—	$22,457

Reclassification of assets to be disposed of by sale to premises and equipment(1)	$5,277	$—

Loans foreclosed	$35,125	$14,141

Reclassification of loans held for sale to loans receivable	$48,185	$1,382,734

Capitalization of servicing assets	$5,304	$3,765

Remeasurement of income taxes payable upon adoption of FIN 48	$—	$2,380

Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	$—	$926

Supplemental information for cash flows:
Cash used to pay interest	$286,684	$349,343

Cash used to pay income taxes(2)	$24,578	$3,202

Doral Financial and Doral Bank PR (combined “Doral”) termination of the agreements with Lehman Brothers, Inc. has led to a reduction in Doral’s total assets and total liabilities.
The assets and liabilities values as of the termination date were as follows:

Assets:
Securities	$549,884
Account receivable and servicing advances	(43,276)
Accrued interest receivable	3,222

Total assets reduction	$509,830

Liabilities:
Securities sold under agreement to repurchase	$504,028
Accrued interest payable	5,192
Other liabilities	610

Total liabilities reduction	$509,830

The Company sold certain assets and liabilities of Doral Bank NY.
The asset and liabilities values as of the sale date were as follows:

Assets:
Loans	$206,074
Securities	155,264
Property, leasehold improvements and equipment	9,400
Other assets	2,321

Total assets sold	$373,059

Liabilities:
Securities sold under agreement to repurchase	9,950
Deposits	377,491
Advances from FHLB	114,290
Other liabilities	2,673

Total liabilities sold	$504,404

Excess of liabilities over assets sold	(131,345)

Net premium on Deposits Sold	9,521

Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	$(121,824)

(1)	Related to assets currently used by the Company and not longer available for sale.

(2)	Includes $23.5 million related to an income tax credit granted by the P.R. Government as an incentive for new and existing hosing projects that was recorded as a receivable in the Company’s Statement of Financial Condition.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, Doral Mortgage LLC (“Doral Mortgage”), Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. On July 18, 2007, Sana Mortgage Corporation (“Sana”) was merged with and into Doral Mortgage, and Centro Hipotecario de Puerto Rico (“Centro Hipotecario”) was merged with and into Doral Financial. On July 1, 2008, the Company’s international banking entity was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, as a tax free reorganization. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) detailed in notes “c” and “y” below. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) has been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

b.	The results of operations for the quarter and nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

c.	The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. This statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that are used to measure fair value:
Level 1	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
The Company applied the fair value framework established by SFAS No. 157 to the following financial assets and liabilities: securities available for sale, securities held for trading, loans held for sale, loans held for investment, mortgage servicing rights (MSRs) and derivatives. Please refer to note “y” for further information.

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

d.	At September 30, 2008, escrow funds and custodial accounts included approximately $84.9 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $18.4 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $17.5 million and $17.0 million, respectively, as of September 30, 2008.

e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net Loss:

Net loss	$(1,756)	$(62,148)	$(2,412)	$(136,935)

Convertible preferred stock dividend	(4,096)	(4,096)	(12,290)	(12,290)

Nonconvertible preferred stock dividend	(4,228)	(4,228)	(12,684)	(12,684)

Net loss attributable to common shareholders	$(10,080)	$(70,472)	$(27,386)	$(161,909)

Weighted-Average Shares(1):

Basic weighted-average number of common shares outstanding(2)	53,810,110	44,338,061	53,810,110	18,520,268

Diluted weighted-average number of common shares outstanding(2)(3)	53,810,110	44,338,061	53,810,110	18,520,268

Net Loss per Common Share:

Basic	$(0.19)	$(1.59)	$(0.51)	$(8.74)

Diluted	$(0.19)	$(1.59)	$(0.51)	$(8.74)

(1)	For the quarters and nine month periods ended September 30, 2008 and 2007, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,031.41) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Excludes unvested shares of restricted stock.

(3)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of September 30, 2008, there were 80,000 and 8,000 outstanding stock options and shares of restricted stock, respectively, that were excluded from the computation of diluted earnings per common share for the quarter and nine month period ended September 30, 2008 because the Company reported a net loss for such periods.
f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of loans and are offset against net gains on loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Employee costs, gross	$19,664	$34,192	$60,432	$94,830
Deferred costs pursuant to SFAS 91	(2,122)	(2,817)	(6,755)	(6,252)

Employee cost, net	$17,542	$31,375	$53,677	$88,578

Other expenses, gross	$5,215	$13,375	$25,355	$30,583
Deferred costs pursuant to SFAS 91	(181)	(919)	(480)	(2,254)

Other expenses, net	$5,034	$12,456	$24,875	$28,329

As of September 30, 2008, the Company had a net deferred origination cost on loans held for sale amounting to approximately $0.6 million, compared to a net deferred origination fee of approximately $0.9 million as of December 31, 2007. Net deferred origination fees on loans receivable amounted to approximately $16.9 million as of September 30, 2008, compared to $10.9 million as of December 31, 2007.

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

During 2007, in connection with the recapitalization transaction, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as a wholly owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, we have presented below segment information for the quarters and nine month periods ended September 30, 2008 and 2007, with the new reportable segment structure as well as comparative segment information for the quarters and nine month periods ended September 30, 2008 and 2007, using the old reportable segment structure. In establishing the old reportable segment structure for the quarters and nine month periods ended September 30, 2008 and 2007, the servicing asset and the related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR have been reclassified to the mortgage banking segment.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies.

The following tables present net interest income (loss), non-interest income (loss), net income (loss) and identifiable assets for each of the Company’s reportable segments for the periods presented using the old reportable segment structure.

	Mortgage		Institutional	Insurance	Intersegment
(In thousands)	Banking	Banking	Securities	Agency	Eliminations(1)	Totals

	QUARTER ENDED SEPTEMBER 30, 2008

Net interest income	$4,080	42,458	—	—	502	$47,040
Non-interest income	$11,176	4,394	—	3,139	(6,788)	$11,921
Net income (loss)	$4,914	(4,270)	(33)	1,609	(3,976)	$(1,756)
Identifiable assets	$1,908,707	8,652,024	2,081	25,984	(598,888)	$9,989,908

	QUARTER ENDED SEPTEMBER 30, 2007

Net interest income	$2,279	38,205	—	—	(1,049)	$39,435
Non-interest income (loss)	$17,673	(115,957)	228	2,015	(13,528)	$(109,569)
Net income (loss)	$65,686	(115,162)	268	96	(13,036)	$(62,148)
Identifiable assets	$2,165,557	7,631,882	2,728	20,384	(314,985)	$9,505,566

(In thousands)	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

Net interest income	$13,857	119,811	—	—	1,271	$134,939
Non-interest income	$39,941	25,013	144	9,688	(20,591)	$54,195
Net income (loss)	$18,358	(12,608)	(47)	4,645	(12,760)	$(2,412)
Identifiable assets	$1,908,707	8,652,024	2,081	25,984	(598,888)	$9,989,908

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

Net interest (loss) income	$(8,028)	118,679	—	—	1,577	$112,228
Non-interest income (loss)	$45,280	(108,466)	516	7,127	(17,501)	$(73,044)
Net (loss) income	$(23,496)	(102,650)	371	2,388	(13,548)	$(136,935)
Identifiable assets	$2,165,557	7,631,882	2,728	20,384	(314,985)	$9,505,566

(1)     The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiaries recognized as a reduction of the net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarter facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

     The following tables present net interest income (loss), non-interest income (loss), net income (loss) and identifiable assets for each of the Company’s reportable segments for the periods presented using the new reportable segment structure. The new reportable segment structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR as part of the banking segment.

	Mortgage		Insurance		Intersegment
(In thousands)	Banking	Banking	Agency	Other	Eliminations	Totals

	QUARTER ENDED SEPTEMBER 30, 2008

Net interest income	$4,080	42,458	—	—	502	$47,040
Non-interest income	$7,824	7,746	—	3,139	(6,788)	$11,921
Net income (loss)	$2,475	(1,831)	(33)	1,609	(3,976)	$(1,756)
Identifiable assets	$1,908,707	8,817,671	2,081	25,984	(764,535)	$9,989,908

	QUARTER ENDED SEPTEMBER 30, 2007

Net interest income	$2,279	38,205	—	—	(1,049)	$39,435
Non-interest income (loss)	$165,245	(108,529)	228	2,015	(168,528)	$(109,569)
Net income (loss)	$221,165	(115,640)	268	96	(168,037)	$(62,148)
Identifiable assets	$2,165,557	7,820,193	2,728	20,384	(503,296)	$9,505,566

(In thousands)	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

Net interest income	$13,857	119,811	—	—	1,271	$134,939
Non-interest income	$22,901	42,053	144	9,688	(20,591)	$54,195
Net income (loss)	$4,273	1,477	(47)	4,645	(12,760)	$(2,412)
Identifiable assets	$1,908,707	8,817,671	2,081	25,984	(764,535)	$9,989,908

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

Net interest (loss) income	$(8,028)	118,679	—	—	1,577	$112,228
Non-interest income (loss)	$192,852	(101,038)	516	7,127	(172,501)	$(73,044)
Net income (loss)	$131,984	(103,129)	371	2,388	(168,549)	$(136,935)
Identifiable assets	$2,165,557	7,820,193	2,728	20,384	(503,296)	$9,505,566

     The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)	Puerto Rico	Mainland US	Eliminations	Totals

	QUARTER ENDED SEPTEMBER 30, 2008

Net interest income	$43,988	3,014	38	$47,040
Non-interest income	$11,478	532	(89)	$11,921
Net (loss) income	$(2,734)	977	1	$(1,756)
Identifiable assets	$9,920,667	238,566	(169,325)	$9,989,908

	QUARTER ENDED SEPTEMBER 30, 2007

Net interest income	$36,559	2,890	(14)	$39,435
Non-interest (loss) income	$(115,230)	5,727	(66)	$(109,569)
Net (loss) income	$(64,891)	2,766	(23)	$(62,148)
Identifiable assets	$9,463,474	144,594	(102,502)	$9,505,566

(In thousands)	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

Net interest income	$128,587	6,214	138	$134,939
Non-interest income	$52,531	1,958	(294)	$54,195
Net (loss) income	$(4,022)	1,598	12	$(2,412)
Identifiable assets	$9,920,667	238,566	(169,325)	$9,989,908

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

Net interest income	$99,553	12,627	48	$112,228
Non-interest loss	$(69,900)	(2,883)	(261)	$(73,044)
Net loss	$(136,135)	(780)	(20)	$(136,935)
Identifiable assets	$9,463,474	144,594	(102,502)	$9,505,566

h.	The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances amounted to $131.6 million and $178.0 million as of September 30, 2008 and December 31, 2007, respectively.

i.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of September 30, 2008 and December 31, 2007.

SECURITIES HELD FOR TRADING	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2008	2007
Mortgage-Backed Securities:
GNMA Exempt	$2,594	$33,678
GNMA Taxable	—	11,928
CMO Government Sponsored Agencies	—	287
CMO Private Label	1,235	15,777
FHLMC and FNMA	—	8,693
Variable Interest-Only Strips	47,100	51,074
Fixed Interest-Only Strips	644	854
U.S. Treasury Notes	176,094	152,695
Derivatives(1)	2,001	1,476

Total	$229,668	$276,462

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $315.0 million as of September 30, 2008 and $414.0 million as of December 31, 2007. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
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
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2008 and December 31, 2007.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2008

		GROSS	GROSS		WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
Mortgage-Backed Securities
GNMA
Due within one year	$64	$2	$—	$66	5.87%
Due from one to five years	811	9	16	804	4.88%
Due from five to ten years	669	21	—	690	6.56%
Due over ten years	64,247	141	1,479	62,909	5.37%

FHLMC and FNMA
Due from five to ten years	45,878	1	1,114	44,765	5.54%
Due over ten years	982,893	3,194	7,915	978,172	5.12%

CMO Government Sponsored Agencies
Due over ten years	1,138,726	1,974	8,977	1,131,723	3.78%

CMO Private Label
Due over ten years	503,237	—	206,197	297,040	6.49%

Debt Securities
FHLB Notes
Due from one to five years	2,061	33	—	2,094	4.16%
Due from five to ten years	63,470	—	1,509	61,961	5.01%
Due over ten years	105,000	—	3,855	101,145	5.26%

FNMA Notes
Due within one year	43,741	8	—	43,749	4.19%
Due from one to five years	3,184	19	—	3,203	3.37%
Due over ten years	49,990	—	791	49,199	6.00%

FHLMC Notes
Due over ten years	50,000	—	329	49,671	5.50%

P.R. Housing Bank
Due from five to ten years	3,595	—	80	3,515	4.92%
Due over ten years	3,695	—	125	3,570	5.47%

Other
Due within one year	11,158	166	—	11,324	4.64%
Due from one to five years	14,278	169	—	14,447	4.29%
Due over ten years	8,000	94	660	7,434	5.61%

	$3,094,697	$5,831	$233,047	$2,867,481	4.87%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2007

		GROSS	GROSS		WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
Mortgage-Backed Securities
GNMA
Due from one to five years	$374	$9	$—	$383	6.39%
Due over ten years	3,694	145	3	3,836	6.91%

FNMA
Due over ten years	260,143	4,297	558	263,882	6.05%

CMO Government Sponsored Agencies
Due over ten years	7,000	—	659	6,341	6.10%

CMO Private Label
Due over ten years	530,997	—	28,285	502,712	6.22%

Debt Securities
FHLB Notes
Due from one to five years	100,458	1,165	—	101,623	4.16%
Due over ten years	273,595	—	3,376	270,219	5.10%

FNMA Notes
Due within one year	46,000	—	—	46,000	4.60%
Due over ten years	49,990	—	43	49,947	6.00%

FHLB Zero Coupon
Due over ten years	137,131	—	2,688	134,443	6.01%

FHLMC Zero Coupon
Due over ten years	242,281	155	162	242,274	5.83%

FHLMC Notes
Due over ten years	50,000	12	—	50,012	5.50%

P.R. Housing Bank
Due over ten years	4,635	9	—	4,644	5.50%

U.S. Treasury Bonds
Due over ten years	234,361	—	8,768	225,593	4.21%

Other
Due within one year	6,899	11	20	6,890	3.98%
Due from one to five years	5,025	21	—	5,046	5.15%
Due over ten years	8,001	231	137	8,095	5.61%

	$1,960,584	$6,055	$44,699	$1,921,940	5.56%

The Company had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. This termination resulted in a reduction of $549.3 million in positions held as available for sale securities as of September 30, 2008. Please refer to note “x” for further information.

j.	The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007.

SECURITIES AVAILABLE FOR SALE

	As of September 30, 2008
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses

Mortgage-Backed
Securities
GNMA	94	$54,513	$1,495	—	$—	$—	94	$54,513	$1,495
FNMA/ FHLMC	46	806,162	9,005	2	1,558	24	48	807,720	9,029
CMO Government Sponsored Agencies	16	623,262	8,536	2	5,886	441	18	629,148	8,977
CMO Private Label	12	265,438	177,939	1	31,602	28,258	13	297,040	206,197
Debt Securities
FHLB Notes	3	111,247	2,223	1	51,858	3,141	4	163,105	5,364
FHLMC Notes	1	49,671	329	—	—	—	1	49,671	329
FNMA Notes	2	49,199	791	—	—	—	2	49,199	791
P.R. Housing Bank	4	7,085	205	—	—	—	4	7,085	205
Other	1	25	—	1	2,340	660	2	2,365	660

	179	$1,966,602	$200,523	7	$93,244	$32,524	186	$2,059,846	$233,047

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2007
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses

Mortgage-Backed
Securities
GNMA	—	$—	$—	1	$165	$3	1	$165	$3
FNMA	—	—	—	1	32,556	558	1	32,556	558
CMO Government Sponsored Agencies	—	—	—	4	6,341	659	4	6,341	659
CMO Private Label	9	502,712	28,285	—	—	—	9	502,712	28,285
Debt Securities
FNMA Notes	—	—	—	4	95,947	43	4	95,947	43
FHLB Notes	—	—	—	5	270,219	3,376	5	270,219	3,376
FHLB Zero Coupon	—	—	—	2	134,443	2,688	2	134,443	2,688
FHLMC Zero Coupon	—	—	—	2	158,229	162	2	158,229	162
U.S. Treasury	—	—	—	2	225,593	8,768	2	225,593	8,768
Other	1	2,863	137	1	3,880	20	2	6,743	157

	10	$505,575	$28,422	22	$927,373	$16,277	32	$1,432,948	$44,699

The securities held by the Company are principally mortgage-backed securities or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio is mostly composed of debt securities with AAA rating. The Company has the ability and intent to hold such securities until maturity or until the unrealized losses are recovered.

As of September 30, 2008, the U.S. Private Label CMO’s that were purchased during the fourth quarter of 2007 as part of the Company’s asset purchase program were showing significant unrealized losses. The price movement on these securities has been adversely affected by the conditions of the U.S. financial markets, specifically the non-agency mortgage market. Management believes these price changes are not driven by the deal specific fundamentals like structure and credit performance, but rather by a lack of liquidity in the market place, which has caused a downward spiral in prices. The collateral underlying these bonds can be split into two categories: Hybrid ARM’s amounting to $124.4 million and Pay Option ARM’s amounting to $162.0 million. Hybrid ARM collateral has been less impacted by the recent market turmoil principally due to the fact the underlying characteristics of the collateral provide for more stable cash flows and the delinquencies of the underlying deals has been less than that of the Pay Option ARM backed deals. Price performance and delinquency trends of the Pay Option ARM backed deals have been worse than that of the Hybrid ARM deals. All of the bonds are first or second tier AAA super senior or senior mezzanine tranches which means they are at the top of the capital structure. These bonds have an average subordination of 33% and a range of subordination of from 28.1 % to 47.9%, beneath them. Management has evaluated different frequency and severity of loss assumptions and expects to receive all principal on or before maturity of securities. Management has also compared the subordination on these bonds to Standard & Poor’s current loss estimates and loss estimates are below the current subordination level with a reasonable margin existing between the two. As a result of the characteristics of both, the Option ARMs and Hybrid ARMs, the level of subordination, and the evaluation of possible loss scenarios, management concluded it would not incur losses. Management therefore expects these securities to recover value and intends and has the ability to hold them until value is recovered.

Private Label CMO’s also include P.R. Private Label CMO’s amounting to $10.7 million that are comprised of subordinate tranches of 2006 securitizations using Doral originated collateral consisting primarily of 2003 and 2004 vintage loans. Doral purchased the CMO’s at a discounted price of 61 percent of par value, anticipating a partial loss of principal and interest value. During the first quarter of 2008, the Company transferred these securities from held for trading to available for sale at a price of 41 percent of par value. Recent price performance of these bonds has generated unrealized losses, driven primarily by liquidity events in the U.S. mortgage market. The delinquency trend of the underlying collateral has deteriorated from original expectations, although performance has been considerably better than that of similar U.S. mortgage backed assets. Furthermore, home prices in Puerto Rico have not experienced the significant deterioration in value as those in mainland U.S. As of September 30, 2008, as part of its impairment testing, the Company recognized an other-than-temporary-impairment of approximately $0.8 million on one security from this portfolio due to the probability of higher principal and interest losses. However, for the other two securities, expected losses have not increased, and management believes they are not other than temporarily impaired. However, it is possible that future loss assumptions could change and cause future other-than-temporary-impairment changes. For example, if actual losses were to double current expectations, all securities would be impaired at an estimated level of unrealized loss (or other-than-temporary-impairment) of $4.9 million.

The Company will continue to monitor all its portfolio and will perform quarterly impairment tests. If other-than-temporary-impairment losses are identified, they will be recorded in current earnings.

The effects of the conditions in the financial markets and the economy will likely last beyond 2008, but management expects that the Company will receive principal and interest due from these positions in a timely fashion. The Company has the ability and intent to hold these positions until maturity or until the unrealized losses are recovered. Furthermore, Doral Financial is able to finance these positions with Advances from FHLB therefore providing the capacity to hold the positions until value is recovered. Doral Financial also has excess funding capacity should it be required.
k.	The following table sets forth certain information regarding Doral Financial’s loans held for sale as of the dates indicated:
LOANS HELD FOR SALE

(In thousands)	SEPTEMBER 30, 2008	DECEMBER 31, 2007
Conventional single family residential loans	$157,977	$189,995
FHA/VA loans	181,078	141,601
Construction and commercial real estate loans	40,406	86,960

Total loans held for sale (1)	$379,461	$418,556

(1)	At September 30, 2008 and December 31, 2007, the loans held for sale portfolio included $1.1 million and $41.8 million, respectively, related to interest-only loans.
During the first quarter of 2008, the Company transferred $48.2 million from the loans held for sale portfolio to the loans receivable portfolio. The Company transferred the loans because they were deemed not salable to the Agencies. The Company has the ability and intent to hold these loans until maturity.
At September 30, 2008 and December 31, 2007, loans held for sale amounting to $171.6 million and $189.0 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At September 30, 2008 and December 31, 2007, the loans held for sale portfolio included $141.1 million and $126.0 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

l.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET

	SEPTEMBER 30, 2008		DECEMBER 31, 2007
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$529,698	10%	$588,175	12%
Residential mortgage loans	3,605,391	68%	3,340,162	66%
Commercial — secured by real estate	771,867	15%	767,441	15%
Consumer — other:
Personal loans	40,712	1%	44,810	1%
Auto loans	138	0%	195	0%
Credit cards	25,864	0%	19,047	0%
Overdrawn checking accounts	1,396	0%	164	0%
Revolving lines of credit	25,541	1%	26,941	1%
Lease financing receivables	25,378	1%	33,457	1%
Commercial non-real estate	136,728	2%	126,484	2%
Loans on savings deposits	6,027	0%	11,037	0%
Land secured	121,754	2%	119,232	2%

Loans receivable, gross(2)	5,290,494	100%	5,077,145	100%

Less:
Discount on loans transferred(3)	(16,129)		(17,615)
Unearned interest and deferred loan fees, net	(19,430)		(8,597)
Allowance for loan and lease losses	(123,143)		(124,733)

	(158,702)		(150,945)

Loans receivable, net	$5,131,792		$4,926,200

(1)	Includes $437.6 million and $422.4 million of construction loans for residential housing projects as of September 30, 2008 and December 31, 2007, respectively. Also includes $92.1 million and $165.8 million of construction loans for commercial, condominiums and multifamily projects as of September 30, 2008 and December 31, 2007, respectively.

(2)	Includes $317.2 million and $99.3 million of interest-only loans principally related to the construction loan portfolio, as of September 30, 2008 and December 31, 2007, respectively.

(3)	Relates to $1.4 billion of loans transferred during the second and third quarters of 2007, from the loans held for sale portfolio to the loans receivable portfolio.
At September 30, 2008 and December 31, 2007, loans receivable amounting to $200.8 million and $212.5 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is obtained from appraisals.
As of September 30, 2008, Doral Financial evaluated a total of approximately $326.1 million of residential, construction and commercial loans for impairment. The Company had specific allowances amounting to $52.2 million, of which it had charged off approximately $0.8 and $10.9 million for the quarter and nine month period ended September 30, 2008, respectively, with respect to $239.0 million in outstanding balances of residential, construction and commercial loans.
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

During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“the Program”) with the purpose of aiding borrowers with seriously delinquent mortgages loans to get back into financial stability. Under the Program, borrowers prove future payment capacity by making three consecutive monthly payments. The Company is not modifying rates or forgiving principal or interest. The Program was designed to comply with all laws and regulations. As of September 30, 2008, the Company had fully restructured and processed into the system $145.2 million of residential mortgage loans of which $18.7 million were included as non-performing loans as of September 30, 2008. Also, the Company had restructured $67.5 million and $5.0 million of construction and commercial loans, respectively, as of September 30, 2008. There were no losses recognized as a result of the restructured of mortgage loans. The Company has made the determination that the loans restructured under the Program fit the definition of Troubled Debt Restructuring (“TDR”) as defined by the Standard of Financial Accounting 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the periods indicated.
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007
Balance at beginning of period	$122,099	$85,875	$124,733	$67,233
Provision for loan and lease losses	7,209	5,062	22,678	30,373
Losses charged to the allowance	(6,320)	(3,963)	(25,165)	(10,405)
Recoveries	155	169	897	415
Other(1)	—	473	—	—

Balance at end of period	$123,143	$87,616	$123,143	$87,616

(1)	Represents the portion of allowance for loans transferred during the first quarter of 2007 from the loans receivable portfolio to the loans held for sale portfolio, in connection with the sale of certain assets of Doral Bank NY, completed during the third quarter of 2007.
m.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2008, the outstanding principal balance of the bonds was $48.4 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2008 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

n.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.

Effective January 1, 2007, under SFAS No. 156, “Accounting for Servicing of Financial Assets”, Doral Financial elected to apply fair value accounting to its mortgage servicing rights (“MSRs”). The Company engages third party specialists to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. Also, the valuation of the Company’s MSR is impacted by changes in laws and regulations, such as the recent amendment to the Puerto Rico Notarial Law that is expected to lead to an increase of the closing costs and fees payable by persons involved in real estate purchase and mortgage loan transactions in Puerto Rico, which in turn may lead to a reduction in the number of real estate purchase and mortgage loan transactions in Puerto Rico.

The changes in servicing assets measured using the fair value method for the quarters and nine month periods ended September 30, 2008 and 2007 are shown below:

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007
Balance at beginning of period	$145,527	$164,569	$150,238	$177,884
Sales of servicing asset(1)	—	—	—	(9,581)
Adjustment to MSR fair value for loans repurchased(2)	—	—	(587)	—
Capitalization of servicing assets	2,329	1,219	5,304	3,765
Change in fair value	(8,349)	(1,934)	(15,448)	(8,214)

Balance at end of period(3)	$139,507	$163,854	$139,507	$163,854

(1)	Amount represents MSRs sales related to $693.9 million in principal balance of mortgage loans.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $26.7 million in principal balance of mortgage loans serviced for others.

(3)	Outstanding balance of loans serviced for third parties amounted to $9.6 billion and $10.5 billion as of September 30, 2008 and 2007, respectively.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at September 30, 2008 and September 30, 2007 was 7.9 years and 7.1 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
The following tables show the changes in the Company’s interest-only strips for each of the periods shown:

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007
Balance at beginning of period	$49,160	$49,755	$51,928	$49,926
Amortization	(1,456)	(1,142)	(4,195)	(5,072)
Gain on the IO value	40	3,014	11	6,773

Balance at end of period	$47,744	$51,627	$47,744	$51,627

At September 30, 2008, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio. The constant prepayment rate assumptions employed for the valuation of servicing assets as of September 30, 2008, were lower than in 2007, the prepayment rate assumption was at 9.47% compared to 11.28% as of September 30, 2007.
The weighted average constant prepayment rate assumption for the Company’s IO portfolio as of September 30, 2008 was 8.98% compared to 10.36% for the correspondent 2007 period. This reduction in prepayment speed assumption, for the IOs was due to, (1) the underlying collateral has aged a year, an event that tends to put downward pressure on the price elasticity of underlying collateral (“burn-out”), (2) slight decreases on median prepayment estimates of U.S. Benchmarks were observed during the examined period, specifically for moderate and seasoned pools of similar coupon characteristics, and (3) model adjustments on prepayment speed for Puerto Rico mortgages contributed to the overall reduction in prepayment speeds given that higher correlation to U.S. prepayment was observed for the quarter ended in September 30, 2008. Overall reduction in U.S. Benchmark prepayment speeds during the quarter ended September 30, 2008 are due to recessionary conditions, tighter credit standards on mortgages and continued lack of liquidity in the mortgage markets due to the credit crisis experienced so far in 2008.
Discount rate assumptions for the Company’s servicing assets were relatively stable for the quarters ended September 30, 2008 and 2007, which were 11.41% and 11.52% respectively.
The increase observed on the discount rate of the Company’s IO portfolio, to 13.34% for the quarter ended in September 30, 2008 from 10.87% for the quarter ended September 30, 2007, can be decomposed into a 347 basis point rise in Z-spreads and a 100 basis point reduction in management’s liquidity adjustment. In order to determine its liquidity premium adjustment the Company reviews discount rates used by similar firms that have similar investments in excess servicing, typically referred to as retained interests, and adjusts its premium accordingly. As of December 31, 2007, the Company determined that a 500 basis point liquidity premium (an increase of 200 basis points from the September 2007 adjustment) was appropriate in order to set its discount rate within the range of discount rates used in the market for retained interests. As of September 30, 2008, management conducted its evaluation of its liquidity premium and determined that a liquidity premium of 200 basis points was appropriate for the period as the resulting discount rate of 13.3% reflected the range and movement of discount rates for retained interests observed in the marketplace. Management believes that the increase in Z-spreads reflects very specific corporate events during the quarter that impacted FNMA and FHLMC, whose securities are used to develop the Z-spread, including the liquidity and credit events that led to the Federal Housing Finance Authority’s placing the two Government Sponsored Enterprises (“GSE”) into conservatorship. As a result, as of September 30, 2008, investors for GSE issued IOs required a significant liquidity premium, which did not impact the retained interest market.

The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to their components; the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. Doral Financial obtains the Z-spread from major investment banking firms. The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2008, were as follows:
(Dollars in thousands)

	Servicing	Interest-Only
	Assets	Strips
Carrying amount of retained interest	$139,507	$47,744
Weighted-average expected life (in years)	7.9	5.9

Constant prepayment rate (weighted-average annual rate)	9.47%	8.98%
Decrease in fair value due to 10% adverse change	$(4,643)	$(1,495)
Decrease in fair value due to 20% adverse change	$(8,988)	$(2,896)

Cash flow discount rate (weighted-average annual rate)	11.41%	13.34%
Decrease in fair value due to 10% adverse change	$(5,552)	$(1,636)
Decrease in fair value due to 20% adverse change	$(10,690)	$(3,160)
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
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of September 30, 2008, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.
(Dollars in thousands)

Change in Interest		Weighted-Average Expected Life	Change in Fair	Percentage
Rates (basis points)	Constant Prepayment Rate	(Years)	Value of IOs	Change
+200	5.29%	7.4	$(2,537)	(5.3)%
+100	6.38%	7.0	(213)	(0.4)%
+50	7.59%	6.4	(37)	(0.1)%
Base	8.98%	5.9	—	0%
-50	10.80%	5.2	(367)	(0.8)%
-100	12.72%	4.7	(414)	(0.9)%
-200	14.57%	4.3	3,983	8.3%
o.	Stock Option and Other Incentive Plans. On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaces the 2004 Omnibus Incentive Plan.

The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. As of September 30, 2008, employee options had not been granted.

On July 22, 2008, after filing of the Form S-8 with the SEC, independent directors were granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock shall become 100% vested and non-forfeitable on the first anniversary of the grant date. The stock options vest ratably over a five year period commencing with the grant date.

For the nine month period ended September 30, 2008, the Company granted 80,000 options at a weighted-average exercise price of $13.70.

The Plan is accounted for following the provision of SFAS No. 123R, “Share-Based Payment”, as amended. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.

Stock-based compensation recognized at September 30, 2008 is as follows:

	QUARTER ENDED	NINE MONTH PERIOD ENDED
(In thousands)	SEPTEMBER 30, 2008	SEPTEMBER 30, 2008
Stock-based compensation recognized	$39	$39
Stock-based compensation reversed due to pre-vesting forfeitures	—	—

Stock-based compensation recognized, net	$39	$39

Stock-based compensation recognized on termination of option plan	$—	$—

Unrecognized at end of period	$540	$540

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

2008
Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.5
Expected volatility	39%
Expected dividend yield	0%
Risk-free interest rate	3.49%
Expected volatility is based on the historical volatility of the Company’s common stock over a ten-year period. The Company uses empirical research data to estimate options exercised and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on management’s expectation that the Company will not resume dividend payments on its Common Stock for the foreseeable future.
As of September 30, 2008, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was $0.5 million, which includes $0.4 million and $0.1 million related to stock options and restricted stock granted, respectively. That cost of stock options granted is expected to be recognized over a period of 5 years. The total fair value of shares and restricted stock granted during the quarter ended September 30, 2008 was $580,051.

p.	The following table summarizes deposit balances:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2008	2007
Certificates of deposit	$3,066,535	$2,998,684
Regular savings	342,051	317,436
NOW and other transaction accounts	353,057	389,330
Other interest-bearing deposits	274	152
Money markets accounts	290,096	319,601

Total interest-bearing	4,052,013	4,025,203
Non interest-bearing deposits	249,784	242,821

Total deposits	$4,301,797	$4,268,024

q.	As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of SFAS No. 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2008	2007
Non-callable repurchase agreements with maturities less than or equal to 90 days, at various fixed rates averaging 2.32% and 5.56% at September 30, 2008 and December 31, 2007, respectively.	$617,199	$17,035

Non-callable repurchase agreements with maturities ranging from February 2009 to February 2014 (2007 - May 2010 to June 2010), at various fixed rates averaging 3.64% and 4.15% at September 30, 2008 and December 31, 2007, respectively.	1,080,500	550,000
Non-callable repurchase agreement with a maturity of January 2008, tied to 3-month LIBOR adjustable quarterly, at a rate of 5.15% at December 31, 2007.	—	94,800

Callable repurchase agreements with maturities ranging from September 2009 to August 2010 (2007 — August 2009 to February 2014), at various fixed rates averaging 5.95% and 5.50% at September 30, 2008 and December 31, 2007, respectively.	178,500	782,528

	$1,876,199	$1,444,363

The Company had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. This termination resulted in the reduction of $504.0 million in repurchase agreements as of September 30, 2008. Please refer to note “x” for further information.

r.	Advances from FHLB consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2008	2007
Non-callable advances with maturities ranging from October 2008 to May 2013 (2007 — March 2008 to October 2012), at various fixed rates averaging 3.84% and 4.60% at September 30, 2008 and December 31, 2007, respectively.	$1,039,400	$535,000

Non-callable advance due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 2.76% and 5.21% at September 30, 2008 and December 31, 2007, respectively.	200,000	200,000

Non-callable advances with maturities ranging from October 2008 to November 2012 (2007 — September 2008 to November 2012), tied to 1-month LIBOR adjustable monthly, at a rate of 3.67% and 4.88% at September 30, 2008 and December 31, 2007, respectively.	180,000	195,000

Callable advances with maturities ranging from July 2009 to March 2012, at various fixed rates averaging 5.40% at September 30, 2008 and December 31, 2007, respectively, callable at various dates beginning in October 2008 (2007 - January 2008).	304,000	304,000

	$1,723,400	$1,234,000

At September 30, 2008, the Company had pledged qualified collateral in the form of mortgage and investment securities with a market value of $2.0 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
s.	At September 30, 2008 and December 31, 2007, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2008	2007
Secured borrowings with local financial institution, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 4.28% and 6.85% at September 30, 2008 and December 31, 2007, respectively.	$350,105	$377,487

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.42% and 7.43% at September 30, 2008 and December 31, 2007, respectively.	22,939	25,214

	$373,044	$402,701

At September 30, 2008 and December 31, 2007, $171.6 million and $189.0 million, respectively, of loans held for sale and $200.8 million and $212.5 million, respectively, of loans receivable were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.
t.	Notes payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2008	2007
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$98,420	$98,307

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	29,689	29,634

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,361	39,322

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,440	29,423

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2008	2007
Bonds payable secured by mortgage on building at fixed rates ranging from 6.35% to 6.90%, with maturities ranging from December 2008 to December 2029 (2007 - June 2008 to December 2029), paying interest monthly.	40,770	41,190

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly.	7,600	7,600

Note payable with a local financial institution, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly.	33,241	36,982

	$278,521	$282,458

u.	Income Taxes

Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter and nine month period ended September 30, 2008, the income tax expense for the Company’s U.S. subsidiaries amounted to $0.9 million and $2.0 million, respectively, compared to an income tax expense of $3.0 million and an income tax benefit of $89,000, respectively, for the comparable 2007 periods.

The maximum statutory corporate income tax rate in Puerto Rico is 39.0%.

Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.

For the quarter and nine month period ended September 30, 2008, Doral Financial recognized an income tax expense of $1.1 million and $6.2 million, respectively, compared to an income tax benefit of $86.3 million and $79.3 million, respectively, for the comparable 2007 periods.

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

During the first quarter of 2008, the Company entered into an agreement with the Puerto Rico Treasury Department with respect to the allocation method and period (for tax purposes) of expenses incurred by the Company related to a settlement agreement (“Settlement Expenses”) that resulted from litigation related to the Company’s restatement. This agreement was effective as of December 31, 2007 and permits the total expense related to the settlement of the lawsuit ($96.0 million) to be allocated to any entity within the Company over a period of three years. As a result of this agreement, the Company expects to be able to realize part of its deferred tax asset and accordingly released a portion of the valuation allowance in 2008. However, due to the Company’s lower than expected income in 2008, management revised its tax forecast and increased its valuation allowance. The net effect of these transactions, together with the effect of ordinary operations, resulted in a $5.3 million increase in the valuation allowance to $92.6 million as of September 30, 2008 from the $87.3 million valuation allowance at December 31, 2007.

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

The Company determined that it is more likely than not that $92.6 million of its gross deferred tax asset, related primarily to net operating losses, will not be realizable and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the quarter and nine month period ended September 30, 2008, net operating losses of $12.1 million and $74.1 million, respectively, were created. Based on forecasted future taxable income, the Company will not be able to obtain the full benefit of these net operating losses.

The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 12 year period (including 2008-15 year original amortization period) in which the amortization deduction of the IO Tax Asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included realization of pre-tax income for the nine month period ended September 30, 2008, projected earnings attributable to the core business through the projection period, repayment of the $625.0 million in senior notes on July 20, 2007, as result of the recapitalization which served to significantly reduce interest expense, and results of the leveraging plan. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO Tax Asset amortization and the Settlement Expenses to profitable entities in accordance with Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the increase in interest earning assets of Doral Bank PR, through among other things, transferring certain assets from its international banking entity to Doral Bank PR. Negative evidence included the Company’s recorded losses for the first quarter of 2008, lower than expected pre-tax income during the third quarter (and therefore for the nine months) of 2008, and for the years ended December 31, 2007 and 2006, and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income and the effect that a possible loss related to the Lehman default or an other-than-temporary impairment on our available for sale securities portfolio would have on our tax forecast. Negative evidence also included the Risk Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and the additional Risk Factors described in Item 1A of Part II of this quarterly report on Form 10-Q.

Failure to achieve sufficient taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient taxable income include, but are not limited to, the following: increased competition, a decline in margins, increases in loans charged off, loss of market share, and the effects of the economic slow-down.

In weighing the positive and negative evidence above, Doral Financial considered the more likely than not criteria contemplated in SFAS 109. Based on this analysis, Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $505.8 million would not be realized. As a result the Company recorded a valuation allowance. At September 30, 2008, the deferred tax asset, net of its valuation allowance of $92.6 million, amounted to approximately $413.2 million compared to $392.9 million at December 31, 2007.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, on January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings of $2.4 million. As of September 30, 2008 and 2007, the Company had unrecognized tax benefits of $13.7 million and interest and penalties of $4.8 million and $3.4 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the quarters and nine month periods ended September 30, 2008 and 2007, the Company recognized approximately $0.3 million and $1.0 million in interest and penalties, respectively.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of September 30, 2008, the following years remain subject to examination: U.S. Federal jurisdictions — 2003 through 2007 and Puerto Rico — 2004 through 2007.

It is reasonably possible that within the next twelve months the Company will resolve certain matters presently contemplated as unrecognized tax benefits due primarily to the expiration of the statute of limitations. The resolution of these matters would likely result in a reduction of the provision for income taxes and the effective tax rate in the period of resolution of substantially all the unrecognized tax benefits.

v.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of September 30, 2008, the Company had outstanding $4.3 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans, and in certain circumstances, such as in the event of early or first payment default, the Company retains credit risk exposures on those loans. If there is a breach of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with the purchasers to review the claims and correct alleged documentation deficiencies. For the quarter and nine month period ended September 30, 2008, repurchases amounted to $1.1 million and $7.9 million, respectively, compared to $1.0 million and $5.0 million, respectively, for the corresponding 2007 periods.

In the past, in relation to its asset securitization and loan sale activities, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2008 and December 31, 2007, the outstanding principal balance of such delinquent loans was $184.4 million and $201.7 million, respectively. The Company discontinued the practice of selling loans under these arrangements in 2005.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 - 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years), (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.2 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.0 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability for estimated losses from such recourse agreements. The Company discontinued the practice of selling loans with recourse obligations in 2005.

During 2007 and until the second quarter of 2008, the Company had little actual history on recourse activity. The Company’s approach for estimating its liability for expected losses from recourse obligations was based on the amount that would be required to pay for mortgage insurance to a third party in order to be relieved of its recourse exposure on these loans. During the third quarter of 2008, Doral Financial refined its estimate for determining expected losses from recourse obligations as it began to develop more data regarding historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. This actual data on losses showed a substantially different experience than that used for newer loans for which insurance quotes are published.

Doral Financial reserves for its exposure to recourse and the other credit-enhanced transactions explained above amounted to $18.4 million and $22.9 million at September 30, 2008 and December 31, 2007, respectively. The change in the approach used to estimate the extent of the expected losses resulted in a $0.6 million change in the underlying reserves.

w.	Related Party Transactions

The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and 5% or more stockholders for the periods indicated.

(In thousands)	September 30, 2008	December 31, 2007
Balance at beginning of period	$5,090	$5,719
New loans	56	4,164
Repayments	(80)	(2,469)
Loans sold	(511)	(2,324)
Loans of former officers	(1,920)	—

Balance at end of period (1)	$2,635	$5,090

(1)	At September 30, 2008 and December 31, 2007, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At September 30, 2008 and December 31, 2007, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $2.4 million and $4.5 million, respectively.
Since 2000, Doral Financial has done business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the nine month periods ended September 30, 2008 and 2007, amounted to $1.1 million and $1.5 million, respectively.
For the quarter and nine month period ended September 30, 2008, the Company assumed $0.2 million and $1.1 million, respectively, of the professional services expense related to Doral Holdings. For the nine month period ended September 30, 2007, the Company did not assume any expenses related to Doral Holdings.
x.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell loans. At September 30, 2008, commitments to extend credit amounted to approximately $129.3 million and commitments to sell loans at fair value amounted to approximately $265.2 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.

Doral Financial and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business, including employment related matters. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition or results of operations of Doral Financial.

Since 2005, Doral Financial became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement.
Lawsuits
On September 14, 2007, a service provider filed a Demand for Arbitration before the American Arbitration Association alleging that Doral Financial failed to pay for services and comply with the terms of a written agreement. This service provider was requesting payment of its monthly service charges and its investment in equipment and software to perform the Data Processing Services Agreement it entered into with the Company which totaled approximately $4.7 million. This action was settled during the third quarter of 2008. Management had previously reserved for this action, therefore there was no adverse effect on the Company’s financial statements as a result of the settlement for the quarter ended September 30, 2008.
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
Lehman Brothers Transactions
Doral Financial Corporation and Doral Bank, its Puerto Rico banking subsidiary (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward TBA (“To-Be Announced”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements has led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million. The termination of the agreements has also caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the quarter ended September 30, 2008. Doral has also notified LBI and the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Based on the limited information available to Doral at this time regarding the SIPC liquidation proceeding for LBI and the financial condition of LBI, Doral is unable to determine at this time the probability of receiving full or partial payment of the amount owed by LBI or to reasonably estimate any loss thereon. Doral has not accrued any loss as of September 30, 2008.
Any loss that may ultimately be accrued by Doral Financial with respect to the pending LBI claim may have a significant adverse impact on the Company’s results of operations and on its ability to realize its deferred tax asset.
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

As a result of an examination conducted during the third quarter of 2008, the FDIC has notified Doral Bank PR that it has preliminarily assessed civil monetary penalties of approximately $37,000 related to deficiencies in compliance with the National Flood Insurance Act as a result of flood coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtain flood insurance in a timely manner. The aforementioned amount in civil monetary penalties is estimated and subject to a final determination from the FDIC.
On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and recapitalization. The order replaces the Memorandum of Understanding with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order requires Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (a “BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order requires Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance, OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also requires Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). A copy of the order was filed as an exhibit to Doral Financial’s Current Report on Form 8-K filed on February 22, 2008. On September 15, 2008, the FDIC terminated this order to Cease and Desist. Since the Look Back Review is still ongoing, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covers the remaining portion of the Look Back Review.
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
y.	Fair Value of Assets and Liabilities

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

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company adopted SFAS No. 159, “The Fair Value Option for Financing Assets and Financial Liabilities", in 2008, but chose not to apply the fair value option to any of its financial assets or financial liabilities.

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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. Level 1 securities (held for trading and available for sale) include U.S. Treasury and agency mortgage-backed securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency and private collateralized mortgage obligations, municipal bonds, and agency mortgage-backed securities. Level 3 securities include certain private label and agency CMOs for which quoted market prices are not available. For determining the fair value of Level 3 securities available for sale, the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds and discount rates.
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
Servicing assets and interest-only strips: The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. Servicing assets retained in a sale or securitization arises from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since the adoption of SFAS No. 156 on January 1, 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The Company engages third party specialists to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the

Company’s servicing assets incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For interest-only strips the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Interest-only strips are recorded as securities held for trading. Fair value measurements of servicing assets and interest-only strips use significant unobservable inputs and, accordingly, are classified as Level 3.
Derivatives: Quoted market prices are available and used for exchange-traded derivatives, such as future contracts, which the Company classifies as Level 1. However, substantially all of the Company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, Doral Financial measures fair value using internally developed widely accepted models that use primarily market observable inputs, such as yield curves and option volatilities, and, accordingly, are classified as Level 2. Examples of Level 2 derivatives are basic interest rate swaps, and interest rate caps.
Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$227,667	$176,094	$2,594	$48,979	(1)
Securities available for sale(2)	2,867,481	1,039,448	1,809,627	18,406
Derivatives(3)	2,001	231	1,770	—
Servicing assets	139,507	—	—	139,507

	$3,236,656	$1,215,773	$1,813,991	$206,892

Liabilities:
Derivatives(4)	$2,277	$—	$2,277	$—

(1)	Represents interest-only strips, of which variable interest-only strips represent substantially all of the balance. Also, includes certain private label CMOs for which quoted market prices are not available.

(2)	Represents certain private label and agency CMOs for which quoted market prices are not available.

(3)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(4)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quarter ended			Nine month period ended
	September 30, 2008			September 30, 2008
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held for	Available	Servicing
(In thousands)	Trading	for Sale	Assets	Trading	for Sale	Assets
Beginning balance:	$50,701	$20,420	$145,527	$67,992	$6,366	$150,238
Change in fair value	(1,722)	(1,854)	(8,349)	(4,734)	(2,268)	(15,448)
Principal repayment/amortization of premium and discount	—	(160)	—	(91)	120	—
Transfer	—	—	—	(14,188)	14,188	—
Capitalization / Sales, net	—	—	2,329	—	—	4,717

Ending balance	$48,979	$18,406	$139,507	$48,979	$18,406	$139,507

Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2008.

					Loss for the Nine Month
					Period Ended
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	September 30, 2008
Assets:
Loans receivable(1)	$46,259	$ —	$ —	$46,259	$(10,487)

(1)	Represents the carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.
z.	Derivatives

As of September 30, 2008 and December 31, 2007, the Company had the following derivative financial instruments outstanding:

	September 30, 2008			December 31, 2007
		Fair Value			Fair Value
	Notional			Notional
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$380,000	$—	$(2,277)	$80,000	$—	$(937)
Other Derivatives:
Interest rate swaps	—	—	—	115,000	—	(1,951)
Interest rate caps	270,000	1,770	—	270,000	1,481	—
Forward contracts	45,000	231	—	29,000	—	(6)

Total	$695,000	$2,001	$(2,277)	$494,000	$1,481	$(2,894)

The following table discloses gains (losses) incurred by Doral Financial for the quarters and nine month periods ended September 30, 2008 and 2007 related to its outstanding derivatives:

	Net (loss) gain for the		Other Comprehensive Income for the
	Quarters Ended September 30,		Quarters Ended September 30, (1)
(In thousands)	2008	2007	2008	2007
Cash Flow Hedges:
Interest rate swaps	$—	$—	$662	$—
Other Derivatives:
Futures on U.S. Treasury notes	—	2,338	—	—
Interest rate swaps	81	(8,619)	—	—
Interest rate caps	(475)	(35)	—	—
Forward contracts	(293)	4,323	—	—

Total	$(687)	$(1,993)	$662	$—

(1)	Net of tax.

	Net (loss) Gain for the		Other Comprehensive Income for the
	Nine Month Periods		Nine Month Periods Ended
	Ended September 30,		September 30,(1)
(In thousands)	2008	2007	2008	2007
Cash Flow Hedges:
Interest rate swaps	$—	$—	$418	$—
Other Derivatives:
Futures on U.S. Treasury notes	—	2,338	—	—
Interest rate swaps	(76)	(4,899)	—	—
Interest rate caps	289	(35)	—	—
Forward contracts	(1,099)	8,842	—	—

Total	$(886)	$6,246	$418	$—

(1)	Net of tax.

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

At September 30, 2008 and December 31, 2007, Doral Financial’s interest rate swaps had weighted average receive rates of 3.19% and 4.88%, respectively. At September 30, 2008 and December 31, 2007, the Company’s interest rate swaps had weighted average pay rates of 3.71% and 4.51%, respectively.

The following table discloses Doral Financial’s derivative financial instruments classification and hedging relationships:

	September 30, 2008			December 31, 2007
(In thousands)	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives designated as cash flow hedges:
Hedging FHLB advances	$380,000	$—	$(2,277)	$80,000	$—	$(937)
Derivatives not designated as hedges	315,000	2,001	—	414,000	1,481	(1,957)

Total	$695,000	$2,001	$(2,277)	$494,000	$1,481	$(2,894)

Cash Flow Hedges

As of September 30, 2008 and December 31, 2007, the Company had $380.0 million and $80.0 million, respectively, outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between October 2008 and November 2012, and between September 2008 and October 2012, respectively. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate FHLB Advances. For the first quarter of 2008 and the year ended December 31, 2007, no ineffectiveness was recognized. During the second quarter of 2008, the Company recognized $103,000 of ineffectiveness for the interest rate swaps designated as cash flow hedges. For the quarter ended September 30, 2008, no ineffectiveness was recognized. As of September 30, 2008, the amount of cash flow hedges included in accumulated other comprehensive loss, net of tax of $97,000, was an unrealized loss of approximately $153,000, which the Company expects to reclassify approximately $660,000 into earnings during the next twelve months. As of December 31, 2007, the amount of cash flow hedges included in accumulated other comprehensive loss, net of tax, was an unrealized loss of $0.6 million.

The Company held $115.0 million in freestanding interest rate swaps agreements as of December 31, 2007. These swaps were designated as cash flow hedges as of January 1, 2008, to hedge the variability of future interest cash flows of adjustable rate FHLB Advances.

Trading and Non-Hedging Activities

Doral Financial held $315.0 million and $414.0 million in notional value of derivatives not designated as cash flow hedges at September 30, 2008 and December 31, 2007, respectively.

The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of September 30, 2008 and December 31, 2007, the Company had outstanding interest rate caps with a notional amount of $270.0 million. For the quarter and nine month period ended September 30, 2008, the Company recognized a loss of $0.5 million and a gain of $0.3 million, respectively, on interest rate caps transactions. For the quarter and nine month period ended September 30, 2007, the Company recognized a loss of $35,000 on interest rate caps transactions.

The Company entered into forward contracts to create an economic hedge on its mortgage warehouse line. As of September 30, 2008 and December 31, 2007, the Company had forwards with a notional amount of $45.0 million and $29.0 million, respectively, and recorded losses of $0.3 million and $1.1 million for the quarter and nine month period ended September 30, 2008, compared to gains of $4.3 million and $8.8 million, respectively, for the corresponding periods of 2007, on these derivatives.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serve as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Doral Financial’s maximum loss related to credit risk is equal to the gross fair value of its derivative instruments. Doral Financial deals only with derivative dealers that are national market makers with strong credit ratings in their derivative activities. The Company further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to Doral Financial when their unsecured loss positions exceed certain negotiated limits.

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at September 30, 2008 and December 31, 2007 was not considered material.

aa.	Recent Accounting Pronouncements

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier application is not permitted. The effective date of this Statement is the same as that of the related SFAS No.160, “Noncontrolling Interest in Consolidated Financial Statements”. The adoption of this Statement is not expected to have an impact on the Company’s financial statements.

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

This statement has the same scope as SFAS 133 and accordingly, applies to all entities. This Statement applies to all derivative instruments, including bifurcated derivative instruments and related hedged items accounted for under SFAS 133 and its related interpretations. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, for the year ended December 31, 2008.

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

There is no expectation that this Statement will result in a change in current practice. However, transition provisions have been provided by the FASB in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements.

Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. On October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active". The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence.

The FSP is effective immediately, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. Accordingly, we adopted the FSP prospectively, beginning July 1, 2008. The adoption of the FSP did not have a material impact on our financial statements or fair value determination.

Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. In September 2008, the FASB issued Staff Position No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An

Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the effect, if any, of the adoption of this FSP on its financial statements, commencing on January 1, 2009.

Accounting for Transfer of Financial Assets and Repurchase Financing Transactions. On February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, Accounting for Transfer of Financial Assets and Repurchase Financing Transactions. The FSP requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.

The FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the effect, if any, of the adoption of this FSP on its financial statements, commencing on January 1, 2009.

bb.	Subsequent Events

Motion to intervene. In October 2008, Doral Bank PR filed a motion to intervene in a case filed by R&G Financial Corporation (“R&G”) against the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The motion sought to obtain a copy of the agreement between R&G and Freddie Mac with respect to the mortgage servicing rights on loans serviced by R&G on behalf of Freddie Mac. The Company believes that this agreement will clarify Doral Bank PR’s position with regards to a separate agreement between the Company and Freddie Mac with respect to servicing the loans R&G services for Freddie Mac. The Court denied the motion and Doral Bank PR filed a motion for reconsideration of the matter.

Purchase of mortgage servicing rights. On October 31, 2008, Doral Bank PR purchased from R&G Mortgage Corporation (“R&G Mortgage”) the mortgage servicing rights of approximately $330 million in mortgage loans, consummating the purchase and sale agreement that had been entered into by the parties on September 9, 2008. The mortgage servicing rights purchased by Doral Bank PR related to mortgage loans that had been previously sold on a servicing-retained basis by R&G Mortgage to Doral Bank PR.

FORWARD LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements. In addition, Doral Financial may make forward-looking statements in its press releases or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be” , “will allow” , “intends to” , “will likely result” , “are expected to” , “will continue” , “is anticipated” , “estimate” , “project”, “believe”, “expect”, “may” or similar expressions.
Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	the ability of Doral Financial to collect full or partial payment of the $43.3 million receivable from Lehman Brothers, Inc. (“LBI”), which relates to the excess of the value of securities owned by Doral Financial that were held by LBI above the amounts owed by Doral Financial under the terminated repurchase agreements and forward agreement, and the possibility that Doral Financial may have to accrue a loss with respect to this receivable once it obtains additional information regarding the SIPC liquidation proceeding for LBI and the financial condition of LBI. Depending on the amount of loss, if any, that may ultimately be accrued by Doral Financial with respect to the pending LBI claim, the results of operations of Doral Financial in the applicable period may be significantly adversely affected.

•	A decline in the market value of our mortgage-backed securities and other assets may require us to recognize an “other-than-temporary” impairment against such assets under Generally Accepted Accounting Principles (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold assets to maturity or for a period of time sufficient to allow for recovery of the amortized cost of such assets.

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of Doral Financial’s loans and other assets;

•	Doral Financial’s ability to derive sufficient income to realize the benefit of its deferred tax assets;

•	the strength or weakness of the Puerto Rico and the United States economies;

•	decreased demand for our products and services and lower revenue and earnings because of a recession in the United States and a continued recession in Puerto Rico;

•	increased funding costs due to a market illiquidity and increased competition for funding;

•	changes in interest rates and the potential impact of such changes in interest rates on Doral Financial’s net interest income;

•	the commercial soundness of the various counterparties of financing and other securities transactions of Doral Financial, which could lead to possible losses when the collateral held by Doral Financial to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to Doral Financial held by the counterparty;

•	the performance of U.S. capital markets;

•	the fiscal and monetary policy of the federal government and its agencies;

•	potential adverse development from ongoing enforcement actions by bank regulatory agencies;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay to us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
Doral Financial does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
Investors should carefully consider these factors, the risk factors outlined under Item 1A, Risk Factors, in Doral Financial’s 2007 Annual Report on Form 10-K, and the additional risk factors included in Item 1A of Part II of this quarterly report on Form 10Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUBSEQUENT EVENTS
For a description of certain significant events that occurred after September 30, 2008, please refer to note “bb” to the unaudited interim financial statements included in this Form 10-Q.
OVERVIEW OF RESULTS OF OPERATIONS
Net loss for the quarter ended September 30, 2008 amounted to $1.8 million, compared to a net loss of $62.1 million for the comparable 2007 period. Doral Financial’s financial performance improved $60.3 million during the third quarter of 2008, compared to the third quarter of 2007, principally due to (1) a $121.5 million increase in non interest income, (2) a $20.8 million reduction in non interest expense, and (3) a $7.6 million increase in net interest income. These improvements were partially offset by (1) an $87.3 million increase in income tax expense and (2) a $2.1 million increase in the provision for loan and lease losses.
The highlights of the Company’s financial results for the quarter ended September 30, 2008 included the following:
•	Net loss attributable to common shareholders for the third quarter of 2008 amounted to $10.1 million, or a diluted loss per share of $0.19, compared to net loss of $70.5 million, or a diluted loss per share of $1.59, for the third quarter of 2007.

•	Net interest income for the third quarter of 2008 was $47.0 million, compared to $39.4 million for the corresponding period in 2007. The increase of $7.6 million in net interest income for 2008, compared to 2007, was primarily driven by a $9.7 million decline in interest expense partially offset by a reduction in interest income of $2.0 million. The reduction in interest expense was due to (1) a $3.0 million reduction in deposit costs as a result of the repositioning of the Company’s deposit products and the general decline in interest rates, and (2) a $6.7 million reduction in borrowing costs, $5.9 million of which was associated with the decrease in interest expense for repurchase agreements, and a $2.9 million decrease in loans payable borrowing expense due to the general decline in interest rates, resulting in a reduction of 0.81% in average cost of funds, partially offset the $0.7 billion increase in average interest bearing liabilities. The decline in interest expense was offset by a decrease in interest income of $2.0 million primarily associated with the reduction of $794.0 million in average balance of investment securities and of $527.1 million of other interest-earning assets, primarily money markets. The reduction in interest income resulted in a 0.65% reduction in interest earning asset yields largely offset by a $0.9 billion increase in the interest earning asset average balance. Average interest-earning assets increased from $8.7 billion for the third quarter of 2007 to $9.6 billion for the third quarter of 2008, while the average interest bearing-liabilities increased from $7.8 billion to $8.5 billion, respectively. The growth in interest earning assets, net of the growth in interest bearing liabilities, was partially funded by the $610.0 million recapitalization of the Company in July 2007, allowing for a reduction in the Company’s leverage. The reduction in leverage, together with the decline in cost of funds, resulted in an expansion in the net interest margin from 1.81% in the third quarter of 2007 to 1.96% in the third quarter of 2008 (see Tables A and C below for information regarding the Company’s net interest income).

•	For the third quarter of 2008, the provision for loan and lease losses amounted to $7.2 million, compared to $5.1 million for the same period in 2007, an increase of $2.1 million. The increase in the provision for loan losses is mostly due to the increase in delinquencies in the residential loan portfolio.

•	Non-interest income for the third quarter of 2008 was $11.9 million, compared to a loss of $109.6 million for the same period in 2007, an increase of $121.5 million. The loss in the third quarter of 2007 was primarily related to the sale of $1.9 billion in securities and extinguishment of associated liabilities as part of the Company’s effort to reduce its interest rate risk profile following the recapitalization on July 19, 2007. During the third quarter of 2008, the Company terminated its repurchase financing and TBA (“To-Be-Announced”) forward agreements with Lehman Brothers, Inc. (“LBI”) as LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The termination of the agreements has also caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the quarter ending September 30, 2008. Please refer to note “x” for further information.

•	Non-interest expense for the third quarter of 2008 was $52.4 million, compared to $73.2 million for the corresponding period in 2007. The $20.8 million reduction in non-interest expense for the quarter was driven by the elimination of expenses associated with the 2007 recapitalization efforts and cost control measures implemented by the Company in 2008. The elimination of expenses and cost control measures impacted total compensation and benefits cost by $13.8 million, other expenses by $7.4 million and professional services by $4.3 million. These reductions were partially offset by increases in the Company’s communication and information systems expense of $2.8 million, largely associated with the increase in ATH and VISA debit card activity which was offset by an increase in retail banking fees of $2.7 million, and occupancy and other office expenses of $1.6 million associated with increases in utilities.

•	For the third quarter of 2008, Doral Financial recognized an income tax expense of $1.1 million, compared to $86.3 million tax benefit for the corresponding period in 2007, an increase of $87.3 million. The recognition of the income tax benefit for the third quarter of 2007 was principally related to changes in the Company’s valuation allowance for its deferred tax assets resulting from changes in earnings expectations used to evaluate the realization of the tax assets as a result of the Company’s $610.0 million recapitalization in July 2007.

•	During the third quarter of 2008, the Company had other comprehensive loss of approximately $62.1 million, compared to the recognition of other comprehensive income of $130.7 million for the corresponding 2007 period. The gain in 2007 was due to the sale of $1.9 billion in investment securities during the third quarter of 2007. The Company’s other comprehensive loss for the third quarter of 2008 was driven primarily by the reduction in value of its private label CMO’s. As of September 30, 2008, the Company’s balance for accumulated other comprehensive loss (net of income tax benefit) increased to $195.4 million, compared to $33.1 million as of December 31, 2007, an increase of $162.3 million.

•	Doral Financial’s loan production for the third quarter of 2008 was $318.3 million, compared to $354.0 million for the comparable period in 2007, a decrease of approximately 10%. The decrease in Doral Financial’s loan production for the third quarter of 2008 was primarily the result of tighter commercial and consumer underwriting standards and the decision to cease financing new housing projects in Puerto Rico.

•	Total assets as of September 30, 2008 were $10.0 billion, an increase of 7% compared to $9.3 billion as of December 31, 2007. The increase in total assets during the three quarters of 2008 was due primarily to a net increase in the Company’s available for sale securities portfolio of approximately of $0.9 billion and an increase in its loan portfolio of $0.2 billion, partially offset by a $0.5 billion reduction in money market investments and securities purchased under agreements to resell. Total liabilities increased $0.9 billion, principally due to the increase of borrowings used to finance the purchase of the securities. During September 2008, the Company reduced its assets and liabilities by $0.5 billion, associated with the termination of repurchase financing arrangements and the sale of the collateral associated with such financing arrangements with Lehman Brothers, Inc. (“LBI”) as a result of the SIPC liquidation proceedings of LBI as of September 19, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING
Doral Financial is engaged in the implementation of remediation efforts to address the material weakness in the Company’s internal control over financial reporting. Doral Financial’s remediation efforts are outlined in “-Remediation of Material Weaknesses” under Item 9A, Controls and Procedures, in the Company’s 2007 Annual Report on Form 10-K, and Part I, Item 4 “Controls and Procedures” in this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of September 30, 2008. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
Other than the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008 and enhancements to the liability arising from expected losses on recourse obligations (please refer to “Off-Balance Sheet Activities” in this Management’s Discussion and Analysis (“MD&A”) for further information), the Company’s critical accounting policies are described in the MD&A of Financial Condition and Results of Operations section of Doral Financial’s 2007 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures. Trading assets, securities available for sale, derivatives and servicing assets are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings is included in notes “c” and “y” of the unaudited financial statements included in this Quarterly Report on Form 10-Q.
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
At September 30, 2008, $3.2 billion, or 32%, of the Company’s total assets, consisted of financial instruments recorded at fair value on a recurring basis. The financial instruments recorded at fair value on a recurring basis consisted of $3.0 billion that are measured using valuation methodologies involving market-based or market-derived information, identified as Level 1 and Level 2 measurements, and $0.2 billion of financial assets, consisting principally of interest-only strips and mortgage servicing assets, that are measured using model-based techniques, or Level 3 measurement.
At September 30, 2008, Doral Financial’s liabilities included $2.3 million of financial instruments recorded at fair value on a recurring basis.
Please refer to notes “c” and “y” of the unaudited interim financial statements included in this Quarterly Report Form 10-Q, for additional information on the initial adoption of SFAS No. 157 and a complete discussion of the Company’s use of fair value of financial instruments, the measurement techniques and its impact in the financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
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
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier application is not permitted. The effective date of this Statement is the same as that of the related SFAS No.160, “Noncontrolling Interest in Consolidated Financial Statements”. The adoption of this Statement is not expected to have an impact on the Company’s financial statements.

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
This statement has the same scope as SFAS 133 and accordingly, applies to all entities. This Statement applies to all derivative instruments, including bifurcated derivative instruments and related hedged items accounted for under SFAS 133 and its related interpretations. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, for the year ended December 31, 2008.
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
There is no expectation that this Statement will result in a change in current practice. However, transition provisions have been provided by the FASB in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.
This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements.
Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. On October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence.
The FSP is effective immediately, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. Accordingly, we adopted the FSP prospectively, beginning July 1, 2008. The adoption of the FSP did not have a material impact on our financial statements or fair value determination.
Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. In September 2008, the FASB issued Staff Position No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP

is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the effect, if any, of the adoption of this FSP on its financial statements, commencing on January 1, 2009.
Accounting for Transfer of Financial Assets and Repurchase Financing Transactions. On February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, Accounting for Transfer of Financial Assets and Repurchase Financing Transactions. The FSP requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.
The FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the effect, if any, of the adoption of this FSP on its financial statements, commencing on January 1, 2009.
RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain (loss) on mortgage loan sales and fees; (3) investment activities; (4) trading activities; (5) servicing income; and (6) commissions, fees and other income.
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
Net interest income for the third quarter and nine month period ended September 30, 2008 was $47.0 million and $134.9 million, respectively, compared to $39.4 million and $112.2 million, in the corresponding 2007 periods, an increase of 19% and 20%, respectively. The increase in interest income between quarters was driven principally by a reduction in interest expense partially offset by a smaller decline in interest income. The decline in interest expense of $9.7 million was due to (1) a $5.9 million reduction in interest expense for repurchase agreements largely associated with the extinguishment of liabilities related to the sale of $1.9 billion in securities and the general decline in interest rates, partially offset by a $4.5 million increase in interest expense for FHLB Advances; (2) a $3.0 million reduction in deposit costs as a result of the repositioning of the Company’s deposit products during the fourth quarter of 2007 and the general decline in interest rates; (3) a $2.9 million decline in interest expense associated with loans payable due to the general decline in interest rates, and (4) a $2.3 million reduction in interest expense associated with the repayment of the Company’s $625.0 million senior notes on July 20, 2007 using the proceeds from the $610.0 million equity investment made by Doral Holdings in the Company. These declines resulted in a reduction in the Company’s cost of funds of 0.81%, when comparing the two quarterly periods, partially offset the $0.7 billion increase in average interest bearing liabilities. The decline in interest expense was offset by a decrease in interest income of $2.0 million primarily associated with the reduction of $794.0 million in average balance of investment securities with investment securities sold during the second half of 2007 and of $527.1 million of other interest-earning assets, primarily money markets, which combined reduced interest income by $18.0 million, and offset by a $14.8 million increase in income from mortgage-backed securities, a $0.8 million increase in loan interest income and a $0.3 million increase in income from interest-only strips. These resulted in a decline in the Company’s yield on interest-earning assets of 0.65%, when comparing the two quarterly periods. Average interest-earning assets increased from $8.7 billion for the third quarter of 2007 to $9.6 billion for the third quarter of 2008, while the average interest bearing-liabilities increased from $7.8 billion to $8.5 billion, respectively. The growth of interest earning assets, net of the growth in interest bearing liabilities, was partially funded by the $610.0 million recapitalization of the Company in July 2007, allowing for a reduction in the Company’s leverage. The reduction in leverage, together with the decline in cost of funds, resulted in an expansion in the net interest margin from 1.81% in the third quarter of 2007 to 1.96% in the third quarter of 2008.
The increase in net interest income between nine month periods of $22.7 million was similarly driven by a reduction in interest expense partially offset by a smaller decline in interest income. Interest expense declined by $71.5 million due to (1) a $43.8 million reduction in interest expense for repurchase agreements directly related with the decrease in the average balance of $1.3 billion associated with the extinguishment of liabilities related to the sale of $1.9 billion in securities, partially offset by a $12.6 million increase in interest expense for FHLB Advances associated with the increase in the average balance of $617.2 million; (2) a $22.6 million reduction in interest expense in notes payable associated with the decrease in the average balance of $473.3 million associated with the repayment of the Company’s $625.0 million senior notes on July 20, 2007 using the proceeds from the $610.0 million equity investment made by Doral Holdings in the Company; (3) a $9.9 million reduction in deposit costs as a result of the repositioning of the Company’s deposit products during the fourth quarter of 2007 and the general decline in interest rates, and (4) a $7.8 million decline in interest expense associated with loans payable due to the general decline in interest rates. As a result, the Company’s cost of funds declined by 0.61%, when comparing the two periods. Interest income between periods declined by $48.8 million and was primarily associated with a reduction of income from investment securities of $35.1 million, due to the sale of securities during the second half of 2007 that resulted in a decrease in the average balance of $1.2 billion between periods and reduction in income from other interest earnings assets, primarily made up of money market investments, of $30.8 million, also resulting from a decrease in the average balance of other interest-earning assets of $589.2 million, and a $4.3 million decline in interest income from loans, offset by an increase in income from mortgage-backed securities of $20.6 million and a $0.9 million increase in income from interest only strips. Between periods, the Company’s yield on interest-earning assets showed a decline of 0.26%. Average interest-earning assets showed a decrease of $0.7 billion from $10.0 billion for the nine month period in 2007 to $9.3 billion for the nine month period in 2008. Average interest bearing-liabilities decreased by $1.0 billion from $9.2 billion during the nine month period ending September 30, 2007 to $8.2 billion for the comparative period in 2008. The repayment of the Company’s $625.0 million senior notes on July 20, 2007, with the proceeds from the $610.0 million equity investment by Doral Holdings in the Company, was the primary factor that enabled the Company to reduce its leverage. The reduction in leverage, together with the faster decline in cost of funds, resulted in an expansion in the net interest margin from 1.50% for the nine month period ended September 30, 2007 to 1.93% for the corresponding 2008 period, a change of 0.43% or an increase of 29%.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	QUARTERS ENDED SEPTEMBER 30,
	2008			2007
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,633,559	$87,055	6.15%	$4,962,065	$86,285	6.90%
Mortgage-backed securities	2,432,288	28,336	4.63%	872,737	13,495	6.13%
Interest-only strips	48,203	1,975	16.30%	60,223	1,650	10.87%
Investment securities	1,140,883	12,723	4.44%	1,934,863	21,612	4.43%
Other interest-earning assets	301,801	2,727	3.59%	828,865	11,819	5.66%

Total interest-earning assets/interest income	9,556,734	$132,816	5.53%	8,658,753	$134,861	6.18%

Total non-interest-earning assets	736,015			1,097,282

Total assets	$10,292,749			$9,756,035

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,880,171	$36,197	3.71%	$3,427,144	$39,147	4.53%
Repurchase agreements	2,227,336	22,097	3.95%	2,472,871	28,007	4.49%
Advances from FHLB	1,730,815	17,934	4.12%	1,100,910	13,477	4.86%
Loans payable	376,993	4,263	4.50%	421,724	7,190	6.76%
Notes payable	279,213	5,285	7.53%	419,708	7,605	7.19%

Total interest-bearing liabilities/interest expense	8,494,528	$85,776	4.02%	7,842,357	$95,426	4.83%

Total non-interest-bearing liabilities	635,089			641,885

Total liabilities	9,129,617			8,484,242
Stockholders’ equity	1,163,132			1,271,793

Total liabilities and stockholders’ equity	$10,292,749			$9,756,035

Net interest-earning assets	$1,062,206			$816,396
Net interest income on a non-taxable equivalent basis		$47,040			$39,435

Interest rate spread(3)			1.51%			1.35%
Interest rate margin(4)			1.96%			1.81%
Net interest-earning assets ratio(5)			112.50%			110.41%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has the option, but not an obligation, to buy-back the pools serviced.

(2)	Interest income on loans includes $0.3 million and $0.4 million for the third quarter of 2008 and 2007, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	NINE MONTH PERIODS ENDED SEPTEMBER 30,
	2008			2007
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,545,650	$258,347	6.22%	$5,073,794	$262,604	6.92%
Mortgage-backed securities	2,006,439	77,374	5.15%	1,415,581	56,820	5.37%
Interest-only strips	49,930	5,405	14.46%	54,476	4,539	11.14%
Investment securities	1,163,894	41,401	4.75%	2,326,134	76,498	4.40%
Other interest-earning assets	573,833	14,043	3.27%	1,163,009	44,891	5.16%

Total interest-earning assets/interest income	9,339,746	$396,570	5.67%	10,032,994	$445,352	5.93%

Total non-interest-earning assets	767,996			860,853

Total assets	$10,107,742			$10,893,847

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,929,883	$116,113	3.95%	$3,718,674	$126,040	4.53%
Repurchase agreements	1,982,643	62,501	4.21%	3,236,232	106,319	4.39%
Advances from FHLB	1,666,818	52,741	4.23%	1,049,662	40,121	5.11%
Loans payable	384,151	14,340	4.99%	429,802	22,124	6.88%
Notes payable	279,512	15,936	7.62%	752,806	38,520	6.84%

Total interest-bearing liabilities/interest expense	8,243,007	$261,631	4.24%	9,187,176	$333,124	4.85%

Total non-interest-bearing liabilities	646,123			722,627

Total liabilities	8,889,130			9,909,803
Stockholders’ equity	1,218,612			984,044

Total liabilities and stockholders’ equity	$10,107,742			$10,893,847

Net interest-earning assets	$1,096,739			$845,818
Net interest income on a non-taxable equivalent basis		$134,939			$112,228

Interest rate spread(3)			1.43%			1.08%
Interest rate margin(4)			1.93%			1.50%
Net interest-earning assets ratio(5)			113.31%			109.21%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has the option, but not an obligation, to buy-back the pools serviced.

(2)	Interest income on loans includes $1.0 million and $2.2 million for the nine month period ended September 30, 2008 and 2007, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS

	QUARTERS ENDED
	SEPTEMBER 30,
	2008 COMPARED TO 2007
(In thousands)	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$11,513	$(10,743)	$770
Mortgage-backed securities	24,017	(9,176)	14,841
Interest-only strips	(330)	655	325
Investment securities	(8,918)	29	(8,889)
Other interest-earning assets	(7,518)	(1,574)	(9,092)

TOTAL INTEREST INCOME VARIANCE	$18,764	$(20,809)	$(2,045)

INTEREST EXPENSE VARIANCE
Deposits	$5,115	$(8,065)	$(2,950)
Repurchase agreements	(2,827)	(3,083)	(5,910)
Advances from FHLB	7,682	(3,225)	4,457
Loans payable	(767)	(2,160)	(2,927)
Notes payable	(2,557)	237	(2,320)

TOTAL INTEREST EXPENSE VARIANCE	$6,646	$(16,296)	$(9,650)

NET INTEREST INCOME VARIANCE	$12,118	$(4,513)	$7,605

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS

	FOR THE NINE MONTH PERIODS ENDED
	SEPTEMBER 30,
	2008 COMPARED TO 2007
(In thousands)	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$24,609	$(28,866)	$(4,257)
Mortgage-backed securities	23,847	(3,293)	20,554
Interest-only strips	(378)	1,244	866
Investment securities	(38,157)	3,060	(35,097)
Other interest-earning assets	(22,737)	(8,111)	(30,848)

TOTAL INTEREST INCOME VARIANCE	$(12,816)	$(35,966)	$(48,782)

INTEREST EXPENSE VARIANCE
Deposits	$7,155	$(17,082)	$(9,927)
Repurchase agreements	(41,149)	(2,669)	(43,818)
Advances from FHLB	23,604	(10,984)	12,620
Loans payable	(2,351)	(5,433)	(7,784)
Notes payable	(24,217)	1,633	(22,584)

TOTAL INTEREST EXPENSE VARIANCE	$(36,958)	$(34,535)	$(71,493)

NET INTEREST INCOME VARIANCE	$24,142	$(1,431)	$22,711

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of September 30, 2008, approximately 95% of the Company’s loan portfolio was collateralized by real property. As a result, a substantial part of the amounts due on defaulted loans have historically been recovered through the sale of the collateral after foreclosure or negotiated settlements with borrowers.
Starting in the second half of 2006 and throughout 2007, Doral Financial experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that resulted in increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. The Company’s allowance for loan and lease losses increased by $80.6 million or 183% between June 30, 2006 and December 31, 2007, including a charge of $9.0 million for the reclassification of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio. As a result of the increase, the allowance for loan and lease losses as a percentage of loans receivable increased from 1.27% to 2.47% between June 30, 2006 and December 31, 2007.
Doral Financial’s provision for loan and lease losses for the quarter and nine month period ended September 30, 2008, amounted to $7.2 million and $22.7 million, respectively, compared to $5.1 million and $30.4 million, respectively, for the corresponding 2007 periods. The provision for the quarterly period ended September 30, 2008 when compared to the same period in 2007 reflected an increase of $2.1 million. The 2008 period reflected a higher increase in delinquencies in the residential portfolio, when comparing the two periods, which was partially offset by better performance of the construction loan portfolio during the third quarter of 2008. The provision for loan and lease losses for the nine month period ended September 30, 2008 decreased $7.7 million when compared to the corresponding 2007 period. The provision for loan and lease losses for the nine month period ended September 30, 2007, included the transfer of $1.4 billion of loans from the loan held for sale portfolio to the loans receivable portfolio, which resulted in an increase in the provision of $9.0 million. No such transfer was executed in 2008. The decrease in the provision was also affected by the fact that delinquency during the nine month period ended September 30, 2008, was steadier than the delinquency performance indicators of the corresponding periods in 2007. Non-performing loans as of September 30, 2008 increased by $38.8 million compared to December 31, 2007, while they increased by $181.9 million in the corresponding 2007 period. Non-performing loans during the third quarter of 2008 increased by $0.9 million, while they increased by $126.1 million in the corresponding period of 2007.
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
Net Gain (Loss) on Mortgage Loan Sales and Fees. Net gain on mortgage loan sales and fees amounted to $3.9 million for the third quarter of 2008, compared to $0.2 million for the same period in 2007, an increase of $3.7 million. The increase was principally due to higher loan sales and securitizations and the impact of this higher volume on the recognition of mortgage loan fees. Net mortgage loan fees and loan sales and securitizations amounted to $1.6 million and $111.6 million, respectively, for the third quarter of 2008, compared to a net mortgage loan cost of $0.6 million and loan sales and securitizations amounted to $52.5 million for the corresponding 2007 period. Net gain on mortgage loan sales and fees was also driven by a higher capitalization of MSRs for the third quarter of 2008 that amounted to $2.3 million, compared to $1.2 million for the corresponding 2007 period.
Net gain on mortgage loan sales and fees amounted to $10.1 million for the nine month period ended September 30, 2008, compared to $1.2 million for the same period in 2007, an increase of $8.9 million. The increase was principally due to higher loan sales and securitizations and the impact of this higher volume on the recognition of net mortgage loan fees. Net mortgage loan fees and loan sales and securitizations amounted to $5.2 million and $259.2 million, respectively, for the nine month period ended September 30, 2008, compared to a net mortgage loan cost of $0.7 million and loan sales and securitizations amounted to $164.4 million for the corresponding 2007 period. Net gain on mortgage loan sales and fees was also driven by a higher capitalization of MSRs for the nine month period ended September 30, 2008, that amounted to $5.3 million, compared to $3.8 million for the corresponding 2007 period.

Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting MSR capitalization.

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007

Total loan sales and securitization(1)	$111,642	$52,451	$259,216	$164,401

MSRs capitalized	$2,329	$1,219	$5,304	$3,765

(1)	Excludes $13.8 million and $17.8 million related to cash window sales for the quarters ended September 30, 2008 and 2007, respectively, and $42.2 million and $50.6 million for the nine month periods ended September 30, 2008 and 2007, respectively.
Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as options, futures contracts, interest rate swaps and other derivative instruments used for interest rate risk management purposes.
Set forth below is a summary of the components of gains and losses from trading activities:
TABLE E
COMPONENTS OF TRADING ACTIVITIES

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007

Net realized gains (losses) on sales of securities held for trading	$225	$(2,704)	$3,188	$(7,038)
Gain on the IO valuation	40	3,014	11	6,773
Net unrealized gains (losses) on trading securities, excluding IOs	2,320	(22,222)	(663)	(25,973)
Net realized and unrealized (losses) gains on derivative instruments	(687)	(1,993)	(886)	6,246

Total	$1,898	$(23,905)	$1,650	$(19,992)

Trading activities for the quarter ended September 30, 2008 resulted in a gain of $1.9 million, compared to a loss of $23.9 million for the corresponding 2007 period, an increase of $25.8 million. Trading gains for the third quarter of 2008 were primarily related to $2.3 million in gains in U.S. Treasury security positions, representing economic hedges against the valuation adjustment of the Company’s capitalized mortgage servicing rights, as a result of a decrease in interest rates, and $0.2 million in realized gains. This gain was offset by losses in derivative instruments amounting to $0.7 million. For the comparable period in 2007, losses for the quarter were primarily driven by $22.2 million unrealized loss in the market value, primarily on U.S. Treasury securities due to an increase in interest rates during the third quarter of 2007. Realized losses of $2.7 million trading securities and unrealized losses on derivative instruments of $2.0 million were partially offset by a $3.0 million valuation gain on IO strips.
Trading activities for the nine month period ended September 30, 2008 resulted in a gain of $1.7 million compared to a loss of $20.0 million for the corresponding 2007 period, an increase of $21.7 million. The loss on trading activities in 2007 were primarily driven by a loss of $26.0 million representing a decline in value of trading securities due to increases in interest rates, most of which occurred in the third quarter of 2007. Realized losses due to the sale of trading securities added another $7.0 million in losses. These losses were offset by a $6.8 million gain in the valuation of IO strips and a $6.2 million gain on derivative instruments. Trading gains for the comparative period in 2008 were driven by $3.2 million in realized gains partially offset by $0.9 million in unrealized losses on derivatives and $0.7 million in unrealized losses on trading securities.
Net Gain (Loss) on Investment Securities. Net gain (loss) on investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale, as well as unrealized losses for other-than-temporary impairments. For the third quarter of 2008 and the nine month period ended September 30, 2008, loss on investment securities amounted to $5.1 million and $4.9 million, respectively. The loss relate primarily to the realization of a $4.2 million loss arising from the sale of securities held by Lehman Brothers, Inc. under the repurchase agreements that the Company had with Lehman Brothers, Inc., which was placed in liquidation by the SIPC. There was also a $0.9 million unrealized loss due to an other-than-temporary impairment on P.R. private label CMOs. For the comparative periods in 2007, the losses are attributable to the sale of $1.9 billion in available for sale securities during the third quarter of 2007.
Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others, adjusted for changes in the value of the capitalized mortgage servicing rights, under the requirements of SFAS 156. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan. As of September 30, 2008, the weighted-average gross servicing fee rate for the entire portfolio was 0.39%. Gross loan servicing and related fees, net of guarantee fees and interest loss, amounted to $9.0 million and $25.8 million for the quarter and nine month period ended September 30, 2008, respectively, compared to $10.0 million and $31.6 million, respectively, for the quarter and nine month period ended September 30, 2007. The decrease in servicing fees for the quarter of $1.0 million and for the nine month period ended September 30, 2008 of $5.8 million, when compared to corresponding 2007 periods, was principally related to the decrease in the principal balance of loans serviced for third parties associated primarily with regular amortizations and prepayments.
Total net servicing income, including the adjustment for changes in fair value, as a result of the Company’s adoption of SFAS 156 in January 2007, amounted to $0.6 million for the quarter ended September 30, 2008, compared to $8.0 million for the corresponding 2007 period. The change in fair value of MSR amounted to a loss of $8.3 million for the third quarter of 2008, compared to a loss of $1.9 million for the corresponding 2007 period. The change in fair value for the third quarter of 2008 was driven by a decrease in interest rates which primarily impacted the earnings rate on escrow balances, which accounted for $4.4 million of the loss in the fair value. The remaining $3.9 million, or 55%, was due to realized principal amortizations and higher forecasted prepayments. Changes in the fair value of MSRs may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) or other changes due to the collection or realization of expected cash flows.
Total net servicing income, including the adjustment for changes in fair value, as a result of the Company’s adoption of SFAS 156 in January 2007, amounted to $10.3 million for the nine month period ended September 30, 2008, compared to $23.4 million for the corresponding 2007 period. Change in fair value of MSR amounted to a loss of $15.4 million for the nine months of 2008, compared to a loss of $8.2 million for the corresponding 2007 period. The decline in the fair value of the MSRs for the nine month period ending September 30, 2008 was principally due to the decrease in balances serviced as a result of realized principal amortization and prepayments, accounting for $11.8 million or 77% of the value decline. The remaining balance of $3.6 million variance was due to changes in market factors affecting the MSR valuation.
Set forth below is a summary of the components of the net servicing income using the fair value method for the quarters ended September 30, 2008 and 2007, respectively:
TABLE F
NET SERVICING INCOME

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007

Servicing fees (net of guarantee fees)	$7,686	$8,419	$23,885	$26,803
Late charges	2,144	2,243	6,634	6,852
Prepayment penalties	65	127	313	490
Interest loss	(1,023)	(946)	(5,541)	(2,818)
Other servicing fees	102	116	505	295

Servicing income, gross	8,974	9,959	25,796	31,622
Change in fair value of mortgage servicing rights	(8,349)	(1,933)	(15,448)	(8,213)

Total net servicing income	$625	$8,026	$10,348	$23,409

Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE G
COMMISSIONS, FEES AND OTHER INCOME

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007

Retail banking fees	$7,542	$4,847	$20,511	$15,341
Insurance agency commissions	2,885	1,982	8,146	6,716
Asset management fees and commissions	—	139	149	425
Other income	146	9,435	8,146	10,508

Total	$10,573	$16,403	$36,952	$32,990

Commissions, fees and other income for the quarter and nine month period ended September 30, 2008 amounted to $10.6 million and $37.0 million, respectively, compared to $16.4 million and $33.0 million for the corresponding 2007 periods. The decrease between comparative quarters of $5.8 million, or 36%, was accounted for by the recognition of $9.5 million in gain from the sale of the Company’s New York branches in July of 2007. Lower other income reflected during the third quarter of 2008 when compared to the total other income for the nine month period ended September 30, 2008 is principally related to income received in the preceding quarters related to redemption of shares of VISA, Inc. amounting to $5.2 million and to income associated to the sale of certain residential units of a residential housing project that the company took possession of in 2005 amounting to $1.3 million. Net of this gain of sale of branches, commissions, fees and other income saw an increase of $3.7 million or 54%. The increase was principally related to a $2.7 million increase in retail banking fees driven by a higher number of checking accounts, the conversion of ATH card holders to debit cards, as well as higher service fees associated with these accounts. The increase in fee income was also driven by a $0.9 million increase in insurance agency commissions. Insurance agency activities are closely integrated with the mortgage origination business. Insurance agency commissions are comprised principally of dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Bank PR’s subsidiary, Doral Mortgage LLC.
The increase in commissions, fees and other income between nine month periods ending September 30, 2008 and 2007 was $4.0 million or 12%. Other income for the first nine months of 2008 includes a second quarter gain recognition of $5.2 million from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement, while other income for the comparative period in 2007 includes a third quarter recognition of a $9.5 million gain from the sale of its New York branches. Net of these two items, comparative results for commissions, fees and other income for the nine month periods was an increase in income of $8.2 million or 35% driven primarily by a $5.2 million increase in retail banking fees and a $1.4 million increase in insurance agency commissions.
NON-INTEREST EXPENSE
A summary of non-interest expenses for the quarter and nine month periods ended September 30, 2008 and 2007 is provided below.
TABLE H
NON INTEREST EXPENSE

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2008	2007	2008	2007

Compensation and employee benefits	$17,542	$31,375	$53,677	$88,578
Taxes, other than payroll and income taxes	2,550	2,565	7,351	8,849
Advertising	2,752	2,397	7,257	6,327
Professional services	6,686	10,986	20,696	47,987
Communication and information systems	7,107	4,271	18,228	13,589
Occupancy and other office expenses	6,607	5,039	18,256	17,789
Depreciation and amortization	4,170	4,129	12,297	13,607
Other	5,034	12,456	24,875	28,329

Total non-interest expense	$52,448	$73,218	$162,637	$225,055

Total non-interest expense decreased by $20.8 million, or 28%, for the third quarter of 2008 and by $62.4 million, or 28% for the nine month period ended September 30, 2008, compared to corresponding 2007 periods. The decrease in non-interest expense for the quarter and nine month period ended September 30, 2008 was due principally to a decrease in compensation and employee benefits of $13.8 million, or 44%, and by $34.9 million, or 39%, respectively, when compared to the corresponding 2007 periods. The decrease in compensation and employee benefits was primarily related to a reduction in total employee costs of $6.3 million and $24.7 million during the third quarter and nine month period ended September 30, 2008 principally related to a decrease of $2.8 million and $6.0 million in production, performance and other bonuses, respectively, when compared to the same period in 2007. During the third quarter of 2007, the Company accelerated and recognized as compensation expense all unvested stock options prior to the closing of the recapitalization transaction. The Company also recognized the release and payment of the remaining $4.4 million in an escrow account on behalf of the Company’s Chief Executive Officer, and to the payment of $1.5 million in severance expense and the final $1.8 million due on the Company’s Key Employee Incentive Plan. The total amount paid for in 2007 related to the key employee incentive plan amounted to $17.0 million.
Professional services fees decreased by $4.3 million, or 39%, for the third quarter of 2008 and by $27.3 million, or 57%, for the nine month period ended September 30, 2008, compared to the corresponding 2007 periods. The decrease in professional services expense during 2008 was principally related to the closing of the recapitalization on July 17, 2007 and the settlement of the class action lawsuit in August, 2007. The Company has, however, been required to continue to advance legal expenses to former officials and directors in connection to the legal proceedings related to its prior restatement discussed under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2007.
These reductions in compensation and benefits expenses and professional services fees were also accompanied by reductions in other expense of $7.4 million, or 60%, for the third quarter of 2008 and $3.5 million, or 12%, for the nine month period of 2008, compared to the corresponding periods in 2007. The higher expenses for the quarter ended September 30, 2007, compared to the corresponding 2008 period, were principally associated to the recognition of a provision for possible losses from lawsuits arising in the ordinary course of business of approximately $1.0 million, interest paid on the settlement of the shareholder lawsuit of $1.3 million, increase in the recourse liability of $4.5 million, write off of certain uncollectible commissions of approximately $1.1 million and expenses related to foreclosure claims of approximately $3.3 million. These reductions were partially offset by increases in communication and information systems expense, occupancy expense and advertising. The increase in communication and information systems expense related primarily to increase in ATH and VISA expenses associated with the larger usage of the Company’s ATH and debit cards by its customers. Increases in occupancy and other office expense were primarily related to increase in utility costs and facilities expense associated primarily with the repositioning of the Company’s brand during 2008 and to a charge of $1.4 million related to appraisals adjustment associated with the remaining units of a residential housing project that the Company took possession of in 2005. The small increase in advertising expense is associated with increased marketing for the Company’s mortgage and deposit products.
INCOME TAXES
Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter and nine month period ended September 30, 2008, the income tax expense for the Company’s U.S. subsidiaries amounted to $0.9 million and $2.0 million, respectively, compared to an income tax expense of $3.0 million and an income tax benefit of $89,000, respectively, for the comparable 2007 periods.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%.
Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
For the quarter and nine month period ended September 30, 2008, Doral Financial recognized an income tax expense of $1.1 million and $6.2 million, respectively, compared to an income tax benefit of $86.3 million and $79.3 million, respectively, for the comparable 2007 periods.
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
During the first quarter of 2008, the Company entered into an agreement with the Puerto Rico Treasury Department with respect to the allocation method and period (for tax purposes) of expenses incurred by the Company related to a settlement agreement (“Settlement Expenses”) that resulted from litigation related to the Company’s restatement. This agreement was effective as of December 31, 2007 and permits the total expense related to the settlement of the lawsuit ($96.0 million) to be allocated to any entity within the Company over a period of three years. As a result of this agreement, the Company expects to be able to realize part of its deferred tax asset and accordingly released a portion of the valuation allowance in 2008. However, due to the Company’s lower than expected income in 2008, management revised its tax forecast and increased its valuation allowance. The net effect of these transactions, together with the effect of ordinary operations, resulted in a $5.3 million increase in the valuation allowance to $92.6 million as of September 30, 2008 from the $87.3 million valuation allowance at December 31, 2007.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, the Company’s ability to replace maturing brokered deposits and other sources of working capital at market rates, and tax planning strategies, in making this assessment. The Company determined that it is more likely than not that $92.6 million of its gross deferred tax asset, related primarily to net operating losses, will not be realizable and maintained a valuation allowance for that amount. Benefits recognized for net operating losses are limited by the fact that, under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, is not able to utilize losses from one subsidiary to offset gains in another subsidiary. For the quarter and nine month period ended September 30, 2008, net operating losses of $12.1 million and $74.1 million, respectively, were created. Based on forecasted future taxable income, the Company will not be able to obtain the full benefit of these net operating losses.
The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 12 year period (including 2008-15 year original amortization period) in which the amortization deduction of the IO Tax Asset is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding the Company’s ability to generate sufficient taxable income to realize its deferred tax assets. Positive evidence included realization of pre-tax income for the nine month period ended September 30, 2008, projected earnings attributable to the core business through the projection period, repayment of the $625.0 million in senior notes on July 20, 2007, as result of the recapitalization which served to significantly reduce interest expense, and results of the leveraging plan. Further positive evidence included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move IO Tax Asset amortization and the

Settlement Expenses to profitable entities in accordance with Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the increase in interest earning assets of Doral Bank PR, through among other things, transferring certain assets from its international banking entity to Doral Bank PR. Negative evidence included the Company’s recorded losses for the first quarter of 2008, lower than expected pre-tax income during the third quarter (and therefore for the nine months) of 2008, and for the years ended December 31, 2007 and 2006, and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income and the effect that a possible loss related to the Lehman default or an other-than-temporary impairment on our available for sale securities portfolio would have on our tax forecast. Negative evidence also included the Risk Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and the additional Risk Factors described in Item 1A of Part II of this quarterly report on Form 10Q.
Failure to achieve sufficient taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient taxable income include, but are not limited to, the following: increased competition, a decline in margins, increases in loans charged off, loss of market share, and the effects of the economic slow-down.
In weighing the positive and negative evidence above, Doral Financial considered the more likely than not criteria contemplated in SFAS 109. Based on this analysis, Doral Financial concluded that it was more likely than not that a portion of the Company’s gross deferred tax assets of $505.8 million would not be realized. As a result the Company recorded a valuation allowance. At September 30, 2008, the deferred tax asset, net of its valuation allowance of $92.6 million, amounted to approximately $413.2 million compared to $392.9 million at December 31, 2007.
The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, on January 1, 2007. As a result of the adoption, the Company recorded an adjustment to retained earnings of $2.4 million. As of September 30, 2008 and 2007, the Company had unrecognized tax benefits of $13.7 million and interest and penalties of $4.8 million and $3.4 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For the quarters and nine month periods ended September 30, 2008 and 2007, the Company recognized approximately $0.3 million and $1.0 million in interest and penalties, respectively.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of September 30, 2008, the following years remain subject to examination: U.S. Federal jurisdictions — 2003 through 2007 and Puerto Rico — 2004 through 2007.
It is reasonably possible that within the next twelve months the Company will resolve certain matters presently contemplated as unrecognized tax benefits due primarily to the expiration of the statute of limitations. The resolution of these matters would likely result in a reduction of the provision for income taxes and the effective tax rate in the period of resolution of substantially all the unrecognized tax benefits.
The Company’s gross deferred tax asset was $505.8 million at September 30, 2008, reflecting an increase of $25.6 million compared to $480.2 million at December 31, 2007. This increase was due to a $24.7 million increase in other comprehensive loss, related to unrealized losses on securities available for sale and cash flow hedges. There was also an increase of approximately $1.0 million in other operational activities due to the recognition of the deferred tax asset related to the settlement of the lawsuit (net of amortization) of $15.6 million which was partially offset by $14.4 million of amortization of IOs and a reduction of $0.1 million in other deferred tax assets.
BALANCE SHEET AND OPERATING DATA ANALYSIS
PERFORMANCE RATIOS
The following table sets forth the performance ratios of Doral Financial for the periods indicated:
TABLE I
PERFORMACE RATIOS

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2008	2007	2008	2007

Return on average assets	(0.07)%	(2.53)%	(0.03)%	(1.68)%
Return on average common equity	(6.80)%	(40.02)%	(5.67)%	(52.70)%
Average common equity to average assets	5.73%	7.16%	6.38%	3.77%
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $53.6 million and $139.1 million for the quarter and nine month period ended September 30, 2008, compared to $21.1 million and $33.5 million for the corresponding periods of 2007. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE J
LOAN PRODUCTION

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(Dollars in thousands, except for average initial loan balance)	2008	2007	2008	2007

FHA/VA mortgage loans
Number of loans	787	335	2,008	1,069
Volume of loans	$103,948	$35,360	$246,197	$111,047
Percent of total volume	33%	10%	23%	12%
Average initial loan balance	$132,081	$105,552	$122,608	$103,879
Conventional conforming mortgage loans
Number of loans	169	255	645	1,030
Volume of loans	$20,605	$27,851	$77,479	$119,503
Percent of total volume	6%	8%	7%	13%
Average initial loan balance	$121,923	$109,220	$120,122	$116,022
Conventional non-conforming mortgage loans(1)
Number of loans	1,006	1,040	3,186	1,988
Volume of loans	$119,179	$130,954	$410,808	$259,298
Percent of total volume	38%	37%	38%	29%
Average initial loan balance	$118,468	$125,917	$128,942	$130,431
Construction developments loans(2)
Number of loans	11	5	24	20
Volume of loans	$38,284	$27,719	$82,880	$46,533
Percent of total volume	12%	8%	8%	5%
Average initial loan balance	$3,480,364	$5,543,800	$3,453,333	$2,326,650
Disbursement under existing construction development loans
Volume of loans	$18,083	$57,653	$69,696	$183,331
Percent of total volume	6%	16%	7%	20%
Commercial loans(3)
Number of loans	11	88	189	286
Volume of loans	$4,333	$61,254	$122,227	$148,550
Percent of total volume	1%	17%	11%	16%
Average initial loan balance	$393,909	$696,068	$646,704	$519,406
Consumer loans(3)
Number of loans	643	1,842	7,215	5,623
Volume of loans	$9,219	$13,228	$57,747	$39,904
Percent of total volume	3%	4%	5%	5%
Average initial loan balance	$14,337	$7,181	$8,004	$7,097
Other(4)
Number of loans	2	0	3	2
Volume of loans	$4,600	$—	$6,600	$2,188
Percent of total volume	1%	0%	1%	0%

Total loans
Number of loans	2,629	3,565	13,270	10,018
Volume of loans	$318,251	$354,019	$1,073,634	$910,354

(1)	Includes $6.9 million and $6.6 million in second mortgages for the quarters ended September 30, 2008 and 2007, respectively, and $24.5 million and $15.8 million in second mortgages for the nine month periods ended September 30, 2008 and 2007, respectively.

(2)	Related to new commitments to fund construction loans in New York.

(3)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(4)	Consists of multifamily loans.
The increase of $163.3 million, or 18%, in loan production for the nine month period ended September 30, 2008, when compared to the corresponding period of 2007, was primarily related to increases in residential mortgage production associated to production purchased from third parties, which increased by $105.6 million compared to the corresponding 2007 period.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the nine month period ended September 30, 2008 and 2007, refinancing transactions represented approximately 51% and 56%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
On August 9, 2008, the Governor of Puerto Rico signed into a law an amendment to the Puerto Rico Notarial Law pursuant to which the rules regarding the payment of the notarial tariff in public deeds (includes, among other things, deeds to purchase real estate and deeds to constitute mortgages over real estate) executed before a Notary Public in Puerto Rico were changed. Subject to certain limited exceptions, the amendment makes mandatory the charging of the notarial tariff and prohibits any agreement that provides that any portion of the notarial tariff may be reduced, waived or credited to other legal services provided. The required notarial tariff equals 1% of the amount involved in the transaction (up to a transaction amount of $500,000) and thereafter 1/2 of 1% of the amount involved in the transaction in excess of $500,000 (up to a transaction amount of $10 million). This amendment will lead to an increase of the closing costs and fees payable by persons involved in real estate purchase and mortgage loan transactions in Puerto Rico, which in turn may lead to a reduction in the number of real estate purchase and mortgage loan transactions in Puerto Rico. In addition, this may further make mortgage loan refinancings in Puerto Rico less sensitive to interest rate changes than mortgage loan refinancings in the United States.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE K
LOAN ORIGINATION SOURCES

	NINE MONTH PERIODS ENDED SEPTEMBER 30,
	2008			2007
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	55%	—	55%	50%	—	50%
Wholesale(1)	13%	—	13%	4%	—	4%
Housing Developments(2)	6%	8%	14%	23%	2%	25%
Other(3)	10%	8%	18%	19%	2%	21%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans. For the nine month period ended September 30, 2008, Doral Financial did not enter into new commitments to fund construction loans in Puerto Rico.

(3)	Refers to commercial, consumer and multifamily loans.
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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE L
LOANS SERVICED FOR THIRD PARTIES

	AS OF SEPTEMBER 30,
(Dollars in Thousands, Except for Average Size of Loans)	2008	2007
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,197,416	$2,117,982
FHLMC/FNMA	3,528,940	3,826,582
Other conventional mortgage loans(1)(2)	3,841,629	4,603,588

Total portfolio serviced for third parties	$9,567,985	$10,548,152

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	113,504	125,527
Weighted- average interest rate	6.48%	6.53%
Weighted- average remaining maturity (months)	247	255
Weighted- average gross servicing fee rate	39%	0.38%
Average servicing portfolio	$9,798,979	$11,264,057
Principal prepayments	$499,277	$585,752
Constant prepayment rate	6%	6%
Average size of loans	$84,296	$84,031
Servicing assets, net	$139,507	$163,854

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.19%	1.92%
90 days or more past due	2.70%	1.71%

Total delinquencies excluding foreclosures	4.89%	3.63%

Foreclosures pending	2.48%	2.21%

Servicing Portfolio Activity:
Beginning servicing portfolio	$10,072,538	$11,997,324
Additions to servicing portfolio	301,386	215,018
Servicing sold and released due to repurchases(3)	(53,493)	(738,699)
Run-off(4)	(752,446)	(925,491)

Ending servicing portfolio	$9,567,985	$10,548,152

(1)	Excludes $4.0 billion and $3.3 billion of loans owned by Doral Financial at September 30, 2008 and 2007, respectively.

(2)	Includes portfolios of $184.4 million and $209.4 million at September 30, 2008 and 2007, respectively, of delinquent FHA/VA and conventional mortgage loans.

(3)	As of September 30, 2008, includes $26.7 million of principal balance of loans repurchased from a third party. As of September 30, 2007, includes $693.9 million of principal balance of loans related to MSRs sales.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At September 30, 2008 and 2007, less than 1% of Doral Financial’s mortgage-servicing portfolio to third parties was related to mortgages secured by real property located on the U.S. mainland.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $499.3 million and $585.8 million for the nine month periods ended September 30, 2008 and 2007, respectively.
Delinquent mortgage loans and pending foreclosures increased from 2.21% as of September 30, 2007 compared to 2.48% as of September 30, 2008, due to the economic recession and general deterioration in the mortgage sector. The Company does not expect significant losses related to these items since it has a provision for loans under recourse agreements and for other non recourse loans has not experienced significant losses in the past.
During the fourth quarter of 2007, the Company decided to enter into an economic hedge to reduce exposure to fluctuations in the market value of its MSRs. The Company executed this economic hedge by purchasing U.S. Treasuries and placing the notes in the trading account. Although the positions will not provide a perfect economic hedge, they will help offset the general movements in market value of the Company’s MSRs tied to changes in interest rates. The Company therefore continues to maintain the position given its performance.
LIQUIDITY AND CAPITAL RESOURCES
Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, advances from the FHLB of NY and other borrowings, proceeds from the sale of loans, available for sale securities and other assets, payments from loans held on balance sheet, and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.
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
In connection with the Recapitalization, on July 19, 2007, Doral Financial transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary. This transfer has resulted in a more traditional operating structure in which most of the Company’s operational liquidity needs are at the subsidiary level. The holding company’s current principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations, and the payment of dividends on its preferred and common stock. The holding company no longer directly funds any mortgage banking activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans and securities retained on the balance sheet by the holding company and dividends from its subsidiaries, including Doral Bank PR, Doral Bank NY and Doral Insurance Agency. The existing cease and desist order applicable to the holding company requires prior regulatory approval for the payment of any dividends from Doral Bank PR to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.
Since April 2006, Doral Financial has not paid dividends on the Company’s common stock. The Company has paid all scheduled dividends on its preferred stock.

Liquidity is managed at the level of the holding company that owns the banking and non-banking subsidiaries. It is also managed at the level of the banking and non-banking subsidiaries.
As of September 30, 2008, there have been no significant or unusual changes in the Corporation’s funding activities and strategy from those described in the Management Discussion and Analysis included in the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007, except for the reduction in the Company’s assets and liabilities of approximately $509.8 million as a result of the Company’s exposure to LBI in connection with repurchase agreements and forward TBA agreements, please refer to note “x” for further information, and other than changes in short-term borrowings and deposits in the normal course of business.
The following sections provide further information on the Company’s major funding activities and needs. Also, please refer to the consolidated statements of cash flows in the accompanying consolidated financial statements which provide information on the Company’s cash inflows and outflows.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits which are all issued so as to meet the full coverage for FDIC deposit insurance up to applicable limits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. The banking subsidiaries also have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serves as a source of cash. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets.
Cash Sources and Uses
Doral Financial’s sources of cash as of September 30, 2008 includes retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sale of loans and securities.
Management does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. In addition, the Company’s banking subsidiaries maintain borrowing facilities with the Federal Home Loan Bank (“FHLB”) and at the discount window of the Federal Reserve Bank of New York (“FED”), and have a considerable amount of collateral that can be used to raise funds under these facilities.
Doral Financial uses of cash as of September 30, 2008 includes origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock, and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of September 30, 2008 and December 31, 2007:

TABLE M
SOURCES OF BORROWINGS

	AS OF SEPTEMBER 30, 2008		AS OF DECEMBER 31, 2007
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
(Dollars in thousands)	OUTSTANDING	RATE	OUTSTANDING	RATE

Deposits	$4,301,797	3.64%	$4,268,024	4.11%
Repurchase Agreements	1,876,199	3.43%	1,444,363	4.97%
Advances from FHLB	1,723,400	3.97%	1,234,000	4.94%
Loans Payable	373,044	7.27%	402,701	6.88%
Notes Payable	278,521	7.31%	282,458	7.31%
Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits and through advances from FHLB and from other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit. As of September 30, 2008, Doral Financial’s banking subsidiaries held approximately $4.1 billion in interest-bearing deposits at a weighted-average interest rate of 3.86%. For additional information regarding deposit accounts and advances from the FHLB, see notes “p” and “r” to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE N
AVERAGE DEPOSIT BALANCE

	NINE MONTH PERIOD ENDED		YEAR ENDED
	SEPTEMBER 30, 2008		DECEMBER 31, 2007
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(Dollars in thousands)	BALANCE	RATE	BALANCE	RATE

Certificates of deposit	$2,905,877	4.50%	$2,782,709	4.94%
Regular passbook savings	330,538	2.60%	380,710	3.56%
NOW and other transaction accounts	391,863	1.33%	437,321	3.04%
Money market accounts	301,467	3.54%	171,371	4.05%
Other interest-bearing deposits	138	0.65%	—	—

Total interest-bearing	3,929,883	3.95%	3,772,111	4.54%
Non-interest bearing	253,594	—	309,482	—

Total deposits	$4,183,477	3.71%	$4,081,593	4.20%

The reduction in the average rate on deposits for the nine month period ended September 30, 2008 is due to the reduction in interest rates during 2008. In October 2007, the Company reduced the interest rates on deposits on its pricing grid. The effect of the reduction is reflected in the full nine months of 2008 while in 2007 the reduction was only in effect for the last two months of the year. In addition, during 2008 the Company is rolling new maturities of brokered deposits at lower rates.
The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2008.
TABLE O
CERTIFICATES OF DEPOSIT MATURITIES

(In thousands)	AMOUNT
Certificates of deposit maturing:
Three months or less	$503,245
Over three through six months	741,534
Over six through twelve months	728,878
Over twelve months	742,332

Total	$2,715,989

The amounts in Table O, include $2.5 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of September 30, 2008, all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008, which among other things, temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective upon the President’s signature and ends on December 31, 2009.
As of September 30, 2008 and December 31, 2007, Doral Financial’s retail banking subsidiaries had $2.5 billion in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Certificates of deposit with principal amounts of $100,000 or more include time deposits issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that have been participated out by the broker in shares of less than $100,000. As of September 30, 2008, all certificates of deposits were within the applicable FDIC insurance limit. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. In addition, the FHLB-NY makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of September 30, 2008, Doral Financial’s banking subsidiaries held $1.7 billion in advances from the FHLB-NY at a weighted-average interest rate of 3.97%. Please refer to note “r” to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. As of September 30, 2008 and December 31, 2007, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $36.1 million and $34.7 million, respectively. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2008 and December 31, 2007, the outstanding principal balance of such delinquent loans was $184.4 million and $201.7 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $15.0 million and $17.3 million, respectively.
When Doral Financial sells mortgage loans to third parties, which serves as a source of cash, it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, investors are generally entitled to cause Doral Financial to repurchase such loans.
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
In the past, Doral Financial also sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of September 30, 2008, Doral Financial’s maximum recourse exposure with FNMA amounted to approximately $880.6 million and FNMA required the posting of a minimum of $44.0 million in collateral to secure these recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. See note “v” and “—Off-Balance Sheet Activities” below for additional information on these arrangements.
REGULATORY CAPITAL RATIOS
As of September 30, 2008, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it has submitted a capital plan in which it has agreed to maintain higher ratios at both the holding company and Doral Bank PR level. As a result of the recapitalization pursuant to which Doral Holdings LLC acquired 90% of the common stock of Doral Financial, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2008, based on existing Federal Reserve, FDIC and OTS guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.
TABLE P
REGULATORY CAPITAL RATIOS

	As of September 30, 2008
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY

Total Capital (Total capital to risk- weighted assets)	17.9%	16.3%	18.2%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	16.5%	15.0%	17.6%
Leverage Ratio(1)	9.9%	7.7%	14.1%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of September 30, 2008. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

	As of December 31, 2007
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY

Total Capital (Total capital to risk- weighted assets)	17.8%	12.5%	13.8%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	16.5%	11.3%	13.0%
Leverage Ratio(1)	10.8%	6.0%	10.6%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2007. Ratios were prepared as if the company were subject to the requirement for comparability purposes.
As of September 30, 2008, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
On March 17, 2006, Doral Financial entered into a consent order with the Federal Reserve. For a detailed description of this order, please refer to note “x”. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As of September 30, 2008, the Doral Financial’s banking subsidiaries were in compliance with all capital requirements.
On July 30, 2008, the Board of Directors of Doral Financial approved a capital infusion of $100.0 million to Doral Bank PR to maintain its regulatory capital ratios above well capitalized levels.
ASSETS AND LIABILITIES
At September 30, 2008, Doral Financial’s total assets were $10.0 billion, an increase of 7% compared to $9.3 billion at December 31, 2007. The increase in assets during 2008 corresponded to the Company’s plan to increase its earning assets by $1.0 billion during 2008. The increase in assets was principally driven by an increase of $0.9 million in the investment securities portfolio, primarily related to the purchase of $2.3 billion in investment securities during the nine months of 2008, offset by maturities and sales. Also, the increase in assets was related to an increase of $164.9 million in the loan portfolios, mainly related to increases in loan production.
Total liabilities were $8.8 billion at September 30, 2008, compared to $8.0 billion at December 31, 2007. The increase in liabilities largely corresponded to the increase in investment securities and was reflected by the increase of $431.8 million in securities sold under agreements to repurchase and $498.4 million in advances from FHLB-NY.
During September 2008, the company reduced its total assets and liabilities by $509.8 million. This reduction was associated with the termination of repurchase financing arrangements and the sale of the collateral associated with such financing arrangements with LBI as a result of the SIPC’s liquidation proceedings of LBI as of September 19, 2008. The Company also had exposure to LBI in connection with forward TBA agreements. The termination of the agreements has also caused Doral Financial to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the quarter ended September 30, 2008. Doral has also notified LBI and the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral Financial under the agreements, plus ancillary expenses and damages. Based on the limited information available to Doral at this time regarding the SIPC liquidation proceeding for LBI and the financial condition of LBI, Doral is unable to determine at this time the probability of receiving full or partial payment of such amounts owed by LBI or to reasonably estimate any loss thereon. Doral has not accrued any loss as of September 30, 2008. Please refer to note “x” for further information.
OFF-BALANCE SHEET ACTIVITIES
In the past, in relation to its asset securitization and loan sale activities, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2008 and December 31, 2007, the outstanding principal balance of such delinquent loans was $184.4 million and $201.7 million, respectively. The Company discontinued the practice of selling loans under these arrangements in 2005.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 - 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years), (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.2 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.0 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability for estimated losses from such recourse agreements. The Company discontinued the practice of selling loans with recourse obligations in 2005.
During 2007 and until the second quarter of 2008, the Company had little actual history on recourse activity. The Company’s approach for estimating its liability for expected losses from recourse obligations was based on the amount that would be required to pay for mortgage insurance to a third party in order to be relieved of its recourse exposure on these loans. During the third quarter of 2008, Doral Financial refined its estimate for determining expected losses from recourse obligations as it began to develop more data regarding historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. This actual data on losses showed a substantially different experience than that used for newer loans for which insurance quotes are published.
Doral Financial reserves for its exposure to recourse and the other credit-enhanced transactions explained above amounted to $18.4 million and $22.9 million at September 30, 2008 and December 31, 2007, respectively. The change in the approach used to estimate the extent of the expected losses resulted in a $0.6 million change in the underlying reserves.
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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At September 30, 2008, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $129.3 million and $4.3 million, respectively, and commitments to sell loans amounted to approximately $265.2 million.

Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans. If there is a breach of representations and warranties, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Historically, losses related to the required repurchases related to representation and warranties have not been significant. See Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and Repurchased Loans May Harm Doral Financial’s Business and Financial Condition” in the Company’s 2007 Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2008.
TABLE Q
CONTRACTUAL OBLIGATIONS

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
(In thousands)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Deposits	$4,301,797	$2,693,590	$1,317,277	$83,189	$207,741
Repurchase agreements(1) (2)	1,876,199	878,699	691,000	206,500	100,000
Advances from FHLB(1) (2)	1,723,400	572,480	663,920	487,000	—
Loans payable(3)	373,044	42,363	73,795	61,244	195,642
Notes payable	278,521	4,602	7,240	35,462	231,217
Other liabilities	129,573	128,573	1,000	—	—
Non-cancelable operating leases	41,792	5,633	9,551	6,256	20,352

Total Contractual Cash Obligations	$8,724,326	$4,325,940	$2,763,783	$879,651	$754,952

(1)	Amounts included in the table above do not include interest.

(2)	Includes $178.5 million of repurchase agreements with an average rate of 5.95% and $304.0 million in advances from FHLB-NY with an average rate of 5.40%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from July 2009 to March 2012. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 8.98% to estimate the repayments.
TABLE R
OTHER COMMERCIAL COMMITMENTS(1)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
(In thousands)	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Commitments to extend credit	$129,313	$83,521	$45,782	$10	$—
Commitments to sell loans	265,203	265,203	—	—	—
Commercial and financial standby letters of credit	4,282	4,282	—	—	—
Maximum contractual recourse exposure	1,029,179	—	—	—	1,029,179

Total	$1,427,977	$353,006	$45,782	$10	$1,029,179

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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

Interest Rate and Market Risk Management
Interest rate risk refers to the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities and its net interest income. Doral Financial’s risk management strategies are discussed in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management, and the additional Risk Factors described in Item 1A of Part II of this quarterly report on Form 10-Q.
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
The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of September 30, 2008 and December 31, 2007.

	Market Value	Net Interest Income
As of September 30, 2008	Of Equity Risk	Risk(1)
+ 100 BPS	(6.26)%	7.82%
- 100 BPS	(1.88)%	(13.64)%

	Market Value of	Net Interest Income
As of December 31, 2007	Equity Risk	Risk(1)
+ 100 BPS	(10.7)%	(0.8)%
- 100 BPS	1.2%	(1.9)%

(1)	Based on 12-month forward change in net interest income.
As of September 30, 2008 the market value of equity (“MVE”) sensitivity measure showed a reduction when compared to December 31, 2007. This reduction is mainly due to a contraction of the durations in the mortgage loan and investment securities portfolios and an increase in duration of its liabilities. The Company has been actively managing the balance sheet to maintain the interest rate risk measures within policy limits. During the third quarter of 2008, the Company reduced its portfolio of long dated callable securities and has replaced some of those investments with shorter duration hybrid and variable rate mortgage securities. The Company also extended the maturity of its advances from FHLB, issued long term brokered certificates of deposits and entered into pay fixed received floating interest rate swaps.
The net interest income sensitivity (“NII”) measure based on a 12-month horizon increased when comparing September 30, 2008 to December 31, 2007 mainly due to the shortening of assets durations.

The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of September 30, 2008 and December 31, 2007.

(Dollars in thousands)	September 30, 2008	December 31, 2007
	Change in fair
Change in interest	value of available	Change in fair value of
rates (basis points)	for sale securities	available for sale securities
+200	$(169,102)	$(223,737)
+100	(80,430)	(102,851)
Base	—	—
-100	62,991	70,755
-200	105,554	129,464
During the past year Doral Financial has taken steps to structure its balance sheet to reduce the overall interest rate risk. As part of this strategy the Company has reduced its long-term fixed rate and callable investment securities and increased shorter-duration investment securities. Since December 2006, the Company has sold over $4.3 billion of long duration securities and negotiated the termination of callable funding arrangements associated with these securities. Over the course of this year the Company increased investment positions in hybrid and variable rate mortgage securities and extended the duration of liabilities as part of its hedging program. This strategy has reduced the overall risk profile of the Company (as measured by MVE) and has increased net interest income sensitivity in the short run. The net interest income sensitivity exposure is expected to decline beyond the twelve month horizon, as liabilities continue to shorten and the Company continues to actively manage balance sheet mismatches to obtain stable net interest income over time.
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
The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following tables summarize the Company’s interest rate swaps and caps outstanding at September 30, 2008.
TABLE S
INTEREST RATE SWAPS

(Dollars in thousands)
NOTIONAL	MATURITY	PAY	RECEIVE	FAIR
AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE

CASH FLOW HEDGE
$200,000	July, 2010	3.00%	3-month LIBOR minus 0.04%	$1,156
10,000	September, 2009	4.57%	1-month LIBOR plus 0.02%	(131)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(202)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.05%	(96)
15,000	October, 2008	4.44%	1-month LIBOR plus 0.06%	(3)
10,000	October, 2009	4.30%	1-month LIBOR plus 0.04%	(113)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(172)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.02%	(155)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(146)
20,000	November, 2008	4.43%	1-month LIBOR plus 0.03%	(17)
20,000	November, 2009	4.35%	1-month LIBOR plus 0.02%	(262)
15,000	November, 2010	4.42%	1-month LIBOR	(346)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(416)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(1,374)

$380,000				$(2,277)

The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at September 30, 2008.
TABLE T
INTEREST RATE CAPS

(Dollars in thousands)
NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR and 5.00%	$205	$52
15,000	September, 2011	1-month LIBOR and 5.50%	134	72
15,000	September, 2012	1-month LIBOR and 6.00%	143	108
35,000	October, 2010	1-month LIBOR and 5.00%	199	91
15,000	October, 2011	1-month LIBOR and 5.00%	172	114
15,000	October, 2012	1-month LIBOR and 5.50%	182	151
50,000	November, 2012	1-month LIBOR and 6.50%	228	283
50,000	November, 2012	1-month LIBOR and 5.50%	545	509
50,000	November, 2012	1-month LIBOR and 6.00%	350	390

$270,000			$2,158	$1,770

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $315.0 million and $414.0 million as of September 30, 2008 and December 31, 2007, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a lower volume of derivatives.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged using the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $380.0 million as of September 30, 2008. The Company typically uses interest rate swaps to convert floating rate FHLB advances to fixed rate by entering into a pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the FHLB advance to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
TABLE U
FAIR VALUE RECONCILIATION

Nine Month Period Ended
(In thousands)	September 30, 2008
Fair value of contracts outstanding at the beginning of the period	$(476)
Adjustment related to swaps designed as cash flow hedge during the period	1,952
Changes in fair values during the period	525

Fair value of contracts outstanding at the end of the period	$2,001

TABLE V
SOURCES OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of September 30, 2008	1 Year	1-3 Years	3-5 Years	of 5 Years	Value

Prices actively quoted	$231	$—	$—	$—	$231
Prices provided by internal sources	—	214	1,556	—	1,770

	$231	$214	$1,556	$—	$2,001

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
TABLE W
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	September 30, 2008
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair	Total Fair	Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Value	(in years)

AA	2	$650,000	$2,926	$(3,433)	$(507)	2.61
AA-	1	45,000	264	(33)	231	0.32

Total Derivatives	3	$695,000	$3,190	$(3,466)	$(276)	2.46

(1) Based on the S&P Long Term Issuer Credit Ratings.

(2) Based on legal entities. Affiliated legal entities are reported separately.

(3) For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2007
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair	Total Fair	Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Value	(in years)

AA	1	$250,000	$241	$(2,889)	$(2,648)	2.95
AA-	1	215,000	1,241	—	1,241	4.45
A+	2	29,000	6	(12)	(6)	0.04

Subtotal	4	$494,000	$1,488	$(2,901)	$(1,413)	3.43

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

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
Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Refer to “Off-Balance Sheet Activities” above for more information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance. The Company has not sold loans on a recourse basis since mid 2005.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as a consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. As a result, the exposure to the residential construction sector has decreased from $601.1 million as of December 31, 2007, to $460.9 million at September 30, 2008. Management expects that the amounts of loans and exposure to the construction industry will continue to decrease throughout 2008 and subsequent years.
Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. A substantial body of evidence suggests that the Puerto Rico economy has suffered recessionary conditions for the last two years. This has affected borrowers’ disposable incomes and their ability to make payments as due, causing an increase in delinquency and foreclosure rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure to loss upon default. This decline is incorporated into the loss rates used for calculating the company’s allowance for loan and lease losses.
Loss Mitigation Strategies
Doral Financial mitigates loan defaults on its construction and commercial portfolios through its Loan Workout function. The function’s main responsibilities are avoiding defaults and minimizing losses upon default of relatively large credit relationships. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
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
The Company also considers restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the Standard of Financial Accounting 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Such restructures are identified as TDRs and accounted for based on the provisions SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. As of September 30, 2008, the Company had restructured $67.5 million, $5.0 million and $145.2 million of residential construction, commercial and residential mortgage loans within its portfolio, respectively.

Non-performing assets and allowance for loan and lease losses
Non-performing assets consist of loans on a non-accrual status and other real estate owned. The loans are placed on a non-accrual status after they are delinquent for more than 90 days. On a case by case basis, the Company may decide that a particular loan should be placed in non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be seriously behind schedule or experiencing economic distress. Generally, when the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and collectibility is reasonably assured. The Company places in non-accrual status all residential construction loans classified as substandard whose sole source of payment are interest reserves funded by Doral Financial. For the quarter ended September 30, 2008, Doral Financial would have recognized $5.6 million, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also includes interest reversal on loans placed on non-accrual status during the quarter.
The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated.

TABLE X
NON-PERFORMING ASSETS

	AS OF	AS OF
(Dollars in thousands)	SEPTEMBER 30, 2008	DECEMBER 31, 2007
Non-performing loans:

Residential mortgage loans — held for sale (1)	$5,146	$4,603
Residential mortgage loans — held for investment	311,511	256,949

Total non-performing residential mortgage loans (2)	316,657	261,552

Other lending activities:
Construction and land loans, classified as substandard but accruing	—	113,254
Construction loans in non-performing status	224,203	152,021
Commercial real estate loans	102,399	86,590
Commercial real estate loans — held for sale	889	—
Consumer loans	2,853	4,303
Commercial non-real estate loans	2,027	3,040
Lease financing receivable	464	1,032
Land loans	25,588	14,507

Total non-performing other lending activities	358,423	374,747

Total non-performing loans	675,080	636,299

Repossessed assets	231	419

OREO(3)	57,583	38,154

Total NPAs of Doral Financial (consolidated)	$732,894	$674,872

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	13.65%	12.93%

Total NPAs of Doral Financial as a percentage of consolidated total assets	7.34%	7.25%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	12.29%	11.91%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period	18.41%	19.75%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing residential mortgage loans and other non-performing loans held for sale) at end of period(4)	25.88%	27.66%

(1)	Does not include approximately $141.1 million and $126.0 million of GNMA defaulted loans (for which the Company has the option, but not an obligation, to buy-back from the pools serviced), included as part of the loans held for sale portfolio as of September 30, 2008 and December 31, 2007, respectively.

(2)	Includes approximately $5.0 million and $2.1 million of FHA/VA loans where the principal balance of these loans is insured or guaranteed under applicable programs and interest is, in most loses, fully recovered in foreclosure proceedings as of September 30, 2008 and December 31, 2007, respectively.

(3)	Excludes FHA/VA claims amounting to $19.8 million and $16.4 million as of September 30, 2008 and December 31, 2007, respectively.

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
Non-performing assets increased by $4.8 million, or 1%, during the third quarter of 2008. Non-performing assets as a percentage of the total loan portfolio remained relatively flat at 13.65%, compared to 13.60% at June 30, 2008. Despite relatively flat trend for the quarter, non-performing assets have increased $58.0 million, or 9%, when compared to December 31, 2007. The increase in non-performing assets reflects increased delinquency in the residential mortgage and commercial loan portfolios. These portfolios were affected by the overall deterioration of economic conditions in Puerto Rico, especially in the housing market.
As of September 30, 2008 non-performing residential mortgage loans increased by $55.1 million, or 21%, compared to December 31, 2007. The increase was largely driven by the seasoning of loans made in 2005, which represents a significant portion of the portfolio and the impact of the economic conditions in Puerto Rico. The allowance for loan and lease losses for residential mortgages increased by $9.5 million, or 45% during the same period.
During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“the Program”) with the purpose of aiding borrowers with seriously delinquent mortgage loans to get back into financial stability. Under the Program, borrowers prove future payment capacity by making three monthly payments. The Company is not reducing rates or forgiving principal or interest. The Program was designed to comply with all laws and regulations. As of September 30, 2008, the Company had fully restructured $145.2 million of mortgage loans, of which $18.7 million were included as non-performing loans as of September 30, 2008. The Company has made the determination that the loans restructured under the Program, fit the definition of Troubled Debt Restructurings (“TDR”) as defined by the Standard of Financial Accounting 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Performing restructured loans are excluded from Table X above.
Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections.
Doral Financial bears a lower credit risk on its mortgage portfolio when compared to other large-scale mortgage bankers in the continental United States as a result of the characteristics of its portfolio. Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are fixed rate, regular amortizing loans. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value and whether they are secured by mortgage insurance.
TABLE Y
COMPOSITION OF MORTGAGE NON-PERFORMING ASSETS

COLLATERAL TYPE	LOAN TO VALUE	DISTRIBUTION

FHA/VA loans		1.5%
Loans with private mortgage insurance		7.8%
Loans with no mortgage insurance	< 60%	16.3%
	61-80%	46.4%
	81-90%	20.3%
	Over 91%	7.7%

Total loans		100.0%

Non-performing commercial real estate loans increased during the first three quarters of 2008 by $16.7 million, or 19%, compared to December 31, 2007. Half the increase occurred in the second quarter due to the delinquency of a single large relationship that had been anticipated and reserved for in the first quarter of 2008. There were no significant changes in commercial non-performing loans during the third quarter of 2008.
During the first three quarters of 2008, non-performing construction loans decreased by $41.1 million, or 15%, compared to December 31, 2007. The consolidated construction loan portfolio decreased by $58.5 million, or 10%, since December 31, 2007. Reduction was driven by a $140.0 million decrease in the portfolio of construction loans to develop residential housing in Puerto Rico. Such decrease came as a result of an increased number of unit sales underlying the portfolio projects and regular portfolio run-off. During most of 2008, several residential construction projects financed by the Company experienced increased levels of unit sales, representing an aggregate repayment of $169.3 million of principal. The pick up in sales volume was mainly attributable to the incentives established by the government of Puerto Rico for buyers of newly constructed homes, in the form of a $25,000 down payment assistance and the Company’s own programs to assist builders to market and sell finished units. The Company anticipates that the exposure to the residential construction sector will continue to decrease through 2008 and thereafter.

Despite favorable activity during the first three quarters of 2008, the construction loan portfolio contributes 33% of the Company’s total non-performing loans. This portfolio has been directly affected by the deterioration in the overall Puerto Rico economy because the underlying loans’ repayment capacity is dependent on the ability to attract home-purchasers and maintain housing prices. During most of the past two years, but especially during the latter part of 2007, the Company’s portfolio experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. At September 30, 2008 and December 31, 2007, 42% and 45%, respectively, of the loans within the construction portfolio were considered non-performing loans. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During the nine month period ended September 30, 2008, Doral Financial did not enter into commitments to fund new construction loans in Puerto Rico for residential housing projects. Commitments to fund new construction loans in New York amounted to $12.4 million and $54.9 million for the quarter and nine month period ended September 30, 2008. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	September 30, 2008	December 31, 2007

Construction loans(1)	$529,698	$588,174

Total undisbursed funds under existing commitments(2)	$62,517	$139,172

Construction loans on non-accrual status	$224,203	$152,021
Construction and land loans, classified as substandard but accruing(3)	—	113,254

Total non-performing construction loans	$224,203	$265,275

Net charge offs — Construction loans	$12,238	$6,060

Allowance for loan losses — Construction loans	$46,514	$56,776

Non-performing construction loans to total construction loans	42.33%	45.10%
Allowance for loan losses — construction loans to total construction loans	8.78%	9.65%
Net charge-offs to total construction loans	2.31%	1.03%

(1)	Includes $437.6 million and $422.4 million of construction loans for residential housing projects as of September 30, 2008 and December 31, 2007, respectively. Also includes $92.4 million and $165.8 million of construction loans for commercial, condominiums and multi-family projects as of September 30, 2008 and December 31, 2007, respectively.

(2)	Excludes undisbursed funds to matured loans and loans in non-accrual status.

(3)	Since January l, 2008, the Company placed in non-accrual all residential construction loans classified as substandard if their source of payment was interest reserves funded by Doral Financial.

The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for the periods indicated.
TABLE Z
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for Loan and Lease Losses:
Balance at beginning of period	$122,099	$85,875	$124,733	$67,233
Provision (recovery) for loan and lease losses:
Construction loans	1,870	(1,822)	1,986	76
Residential mortgage loans	4,048	1,489	10,972	14,231
Commercial real estate loans	(1,152)	3,503	1,949	6,801
Consumer loans	1,612	1,275	5,538	6,588
Lease financing	(36)	119	201	310
Commercial non-real estate loans	(362)	912	716	2,448
Land secured loans	1,229	59	1,316	(81)
Other(1)	—	(473)	—	—

Total provision for loan and lease losses	7,209	5,062	22,678	30,373

Charge-offs:
Construction loans	(3,905)	—	(12,238)	(513)
Residential mortgage loans	(217)	(879)	(1,416)	(879)
Commercial real estate loans	138	(68)	(3,889)	(947)
Consumer loans	(1,547)	(1,653)	(5,713)	(4,832)
Lease financing	(376)	(484)	(843)	(869)
Commercial non-real estate loans	(413)	(879)	(1,066)	(2,365)

Total charge-offs	(6,320)	(3,963)	(25,165)	(10,405)

Recoveries:
Commercial real estate loans	11	—	88	—
Consumer loans	105	92	538	319
Lease financing	9	43	210	43
Commercial non-real estate loans	30	34	61	53

Total recoveries	155	169	897	415

Net charge-offs	(6,165)	(3,794)	(24,268)	(9,990)

Other(1)	—	473	—	—

Balance at end of period	$123,143	$87,616	$123,143	$87,616

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.34%	1.94%	2.34%	1.94%
Provision for loan losses to net charge-offs	116.93%	133.42%	93.45%	304.03%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.47%	0.30%	0.63%	0.35%
Allowance for loan losses to net charge-offs, annualized	502.05%	582.08%	379.89%	655.98%

(1)	Represents the portion of allowance for loans transferred during the first quarter of 2007 from the loans receivable portfolio to the loans held for sale portfolio, in connection to the sale of certain assets of Doral Bank NY completed during the third quarter of 2007.
The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:
TABLE AA
ALLOCATION OF ALLOWANCE FOR LOAN AND
LEASE LOSSES

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$46,514	10%	$56,766	12%
Residential mortgage loans	30,620	68%	21,064	66%
Commercial — secured by real estate	21,547	15%	23,399	15%
Consumer	7,524	1%	7,161	2%
Lease financing receivable	1,071	1%	1,503	1%
Commercial non-real estate	2,779	3%	3,068	2%
Land secured	13,088	2%	11,772	2%

Total	$123,143	100%	$124,733	100%

Starting in the second half of 2006 and throughout 2007, Doral Financial experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggested increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. The Company’s allowance for loan and lease losses increased by $80.6 million or 183% between June 30, 2006 and December 31, 2007, including a charge of $9.0 million for the reclassification of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio. As a result of the increase, the allowance for loan and lease losses as a percentage of loans receivable increased from 1.27% to 2.47% between June 30, 2006 and December 31, 2007.
Doral Financial’s provision for loan and lease losses for the quarter and nine month period ended September 30, 2008, amounted to $7.2 million and $22.7 million, respectively, compared to $5.1 million and $30.4 million, respectively, for the corresponding periods in 2007. The decrease in the provision is mostly driven by the fact that delinquency during the third quarter and nine month period ended September 30, 2008 was steadier than the delinquency and performance indicators of the corresponding 2007 periods. Non-performing loans as of September 30, 2008 increased by $38.8 million compared to December 31, 2007, while they increased by $181.9 million in the corresponding 2007 period.
Net charge-offs for the quarter and nine-month period ended September 30, 2008 increased when compared to the corresponding periods of 2007 by $2.4 million and $14.3 million, respectively. Increases were mostly driven by troubled loan relationships within the commercial and residential construction portfolios that had been identified and reserved for in earlier periods, including 2007. Given the mature stage of its portfolio and the fact that new lending was discontinued in the fourth quarter of 2007, the Company expects that the residential construction portfolio will continue its current trend in which realized losses through charge-offs are higher than current provisions.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan. As of September 30, 2008, Doral Financial had an allowance amounting to approximately $52.2 million, with respect to $239.0 million in outstanding balances of residential construction and commercial loans, which were impaired.
Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5 “Accounting for Contingencies”. For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
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
Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary. If economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses further increases in the allowance may be required.
Operational Risk
Operational risk includes the potential for financial losses resulting from failed or inadequate controls. Operational risk is inherent in every aspect of business operations, and can result from a range of factors including human judgment, process or system failures, or business interruptions. Operational risk is present in all of Doral Financial’s business processes, including financial reporting. The Company has adopted a policy governing the requirements for operational risk management activities. This policy defines the roles and responsibilities for identifying key risks, key risk indicators, estimation of probabilities and magnitudes of potential losses and monitoring trends.
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
Internal Control Over Financial Reporting
Doral Financial’s management has identified certain material weaknesses in Doral Financial’s internal control over financial reporting. For a detailed discussion of the material weaknesses that have been identified by management, please refer to Part II, Item 9A. Controls and Procedures, of the Company’s 2007 Annual Report on Form 10-K.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2007, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2007 Annual Report on Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008.
As of the end of the second quarter of 2008, Doral Financial Corporation completed the evaluation of the internal controls over the completeness and valuation of its allowance for loan and leases losses and the related provision for loan and lease losses accounts and concluded that the material weakness over the valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts had been remediated.
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
Changes in Internal Control Over Financial Reporting
As described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007, the Form 10-Q for the quarter ended March 31, 2008, and the Form 10-Q for the quarter ended June 30, 2008, the Company outlined certain steps to address the material weakness in internal control over financial reporting that was identified as of December 31, 2007. The Company continued these remediation efforts during the quarter ended September 30, 2008. Specifically, the Controllers department implemented a monitoring process in order to ascertain that account reconciliations are being prepared on a monthly basis in accordance with the policy that was established during the first quarter. In addition, the Controllership Committee is meeting on a monthly basis with the different business units to discuss the Monthly Controllership Committee Report, which includes the month end results and variance analyses on the significant balance sheet accounts and related income statement accounts.
Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on these proceedings, please refer to note “x” to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Readers should carefully consider, in connection with the other information disclosed in this quarterly report on Form 10-Q, the risk factors set forth in Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007 (or the 2007 Form 10-K) and the risk factors set forth below. These risk factors could cause our actual results to differ materially from those stated in forward-looking statements included in this quarterly report together with those forward-looking statements previously disclosed in the 2007 Form 10-K or those risk factors that are presently unforeseen could result in significant adverse effects on our business, financial condition, or results of operation. Please refer to the “Forward Looking Statements” of this quarterly report on Form 10-Q.
A loss may have to be accrued by Doral Financial with respect to a pending Lehman Brothers, Inc. claim
Doral Financial and Doral Bank, its Puerto Rico banking subsidiary (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward TBA (“To-Be Announced”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements has led to a reduction in Doral’s total assets and liabilities of approximately $509.8 million. The termination of the agreements has also caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the quarter ended September 30, 2008. Doral has also notified LBI and the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Based on the limited information available to Doral at this time regarding the SIPC liquidation proceeding for LBI and the financial condition of LBI, Doral is unable to determine at this time the probability of receiving full or partial payment of the amount owed by LBI or to reasonably estimate any loss thereon. Doral has not accrued any loss as of
September 30, 2008.
Depending on the amount of the loss, if any, that may ultimately be accrued by Doral with respect to the amount owed by LBI, the results of operations of Doral in the applicable period may be significantly adversely affected.

There can be no assurance that the actions of the U.S. government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the U.S. financial markets, or market response to those actions, will achieve the intended effect.
On October 3, 2008, the President of the U.S. signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA provides the U.S. Treasury Secretary with the authority to use up to $700.0 billion to, among other things, inject capital into financial institutions and establish the Troubled Asset Relief Program, or TARP, to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purposes of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury Secretary announced a plan to use up to $250.0 billion of the $700.0 billion approved under the EESA to purchase senior preferred shares in financial institutions, including nine of the nation’s largest banks. The President of the United States also granted authority for the U.S. Treasury Secretary to get access to an additional $100.0 billion of the $700.0 billion approved under the EESA to buy difficult-to-price assets from financial institutions, bringing the total commitment thus far under EESA to $350.0 billion.
There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit.
In addition, the U.S. government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken, or are considering taking, other actions to address the financial crisis. Another of the actions taken as part of the EESA was temporarily raising the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective on October 3, 2008 and ends on December 31, 2009. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, financial condition, results to operations, or access to credit.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In come cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access credit and on our business, financial condition and results of operations.
The soundness of other financial institutions could affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition and results of operations.
In addition, in certain of these transactions we are required to post collateral to secure our obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering our assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of our obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect our business, financial condition and results of operations.
Difficult market conditions have already affected our industry and may adversely affect us.
Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail.
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•	The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecast of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the processes.

•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government sponsored entities) on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

•	We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums on our insured deposits because market developments could lead to a significant depletion of the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits.
We have experienced declines in the market value of some of our assets.
A decline in the market value of our mortgage-backed securities and other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect us.
Management of risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive given current market conditions. Some of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which could be significantly greater than our historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated.
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

DORAL FINANCIAL CORPORATION (Registrant)
Date: November 14, 2008	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: November 14, 2008	/s/ Marangal I. Domingo
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