Form 10-K
period 2008-12-31
DORAL FINANCIAL CORP
filed 2009-03-20
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
     $72,755,021, approximately, based on the last sale price of $13.54 per share on the New York Stock Exchange on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 53,810,110 shares as of February 27, 2009.
Documents Incorporated by Reference:
Part III incorporates certain information by reference to the Proxy Statement for the 2009 Annual Meeting of Shareholders

DORAL FINANCIAL CORPORATION
2008 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Doral Financial may make forward-looking statements in its press releases, other filings with the Securities and Exchange Commission (“SEC”) or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements include descriptions of products or services, plans or objectives for future operations, and forecasts of revenues, earnings, cash flows or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and are generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “may” or similar expressions.
Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	the continued recessionary conditions of the Puerto Rico and the United States economies and the continued weakness in the performance of the United States capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability of our funding sources;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which may lead to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value of our mortgage-backed securities and other assets may require us to recognize an other-than-temporary-impairment against such assets under generally accepted accounting principles in the United States of America (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold assets to maturity or for a period of time sufficient to allow for recovery of the amortized cost of such assets;

•	our ability to derive sufficient income to realize the benefit of our deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	the ability of our banking subsidiaries to issue brokered certificates of deposits as one of its funding sources;

•	increased funding costs due to continued market illiquidity and increased competition for their funding;

•	changes in interest rates and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	our ability to collect payment of a $43.3 million receivable from Lehman Brothers, Inc. (“LBI”), which relates to the excess of the value of securities owned by Doral Financial that were held by LBI above the amounts owed by Doral Financial under certain terminated repurchase agreements and forward agreement. Based on the information available to Doral Financial regarding the Securities Investor Protection Corporation (“SIPC”) liquidation proceeding for LBI, the status of its claim and the deteriorating conditions of the financial markets during the fourth quarter of 2008, Doral Financial accrued a loss of $21.6 million against the $43.3 million receivable as of December 31, 2008. As additional information becomes available, Doral Financial may need to accrue further losses or reverse losses already accrued. The actual loss that may ultimately be incurred by Doral Financial with respect to its pending LBI claim may have a significant adverse impact on Doral Financial’s results of operations.

•	the fiscal and monetary policy of the federal government and its agencies;

•	potential adverse development from ongoing enforcement actions by bank regulatory agencies;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States; and

•	potential adverse outcome in the legal or regulatory proceedings described in Item 3 of Part I in this Annual Report on Form 10-K.
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
Doral Financial manages its business through four operating segments that are organized by legal entity and aggregated by line of business: banking (including thrift operations), mortgage banking, insurance agency and institutional securities. For additional information regarding the Company’s segments please refer to “Operating Segments” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to Note 38 of the audited financial statements. Doral Financial primarily conducts operations in the following segments:
Banking. Through its principal banking subsidiary, Doral Bank, a Puerto Rico commercial bank (“Doral Bank PR”), Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans (primarily residential real estate mortgage loans), invests in mortgage-backed securities as well as in other investment securities, and offers traditional banking services. Approximately 95% of Doral Bank PR’s loan portfolio is secured by real estate. Doral Bank PR operates 41 branch offices in Puerto Rico. Loans are primarily originated through the branch office network and centralized loan departments. Internal mortgage loan originations are also supplemented by wholesale loan purchases from third parties. As of December 31, 2008, Doral Bank PR had total assets and total deposits of $9.0 billion and $4.4 billion, respectively.
This segment also includes the operations conducted through Doral Bank PR’s subsidiaries, Doral Money, Inc. (“Doral Money”), which engages in commercial and construction lending in the New York City metropolitan area, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of the real property securing an interim construction loan and the Company’s decision to continue the development of the residential housing project on a temporary basis. On July 1, 2008, Doral International, Inc., which was a subsidiary of Doral Bank PR licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico, was merged with and into Doral Bank PR in a transaction structured as a tax free reorganization. On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico.
Doral Financial also operates a federal savings bank in New York, New York under the name of Doral Bank, FSB (“Doral Bank NY”) which, following the sale of its eleven retail branches in July 2007, operates through a single branch. Doral Bank NY gathers deposits primarily through an internet-based platform and originates and invests in loans, consisting primarily of interim loans secured by multifamily apartment buildings and other commercial properties and also invests in investment securities. As of December 31, 2008, Doral Bank NY had total assets and total deposits of $100.7 million and $72.8 million, respectively.
Mortgage Banking. This segment relates to the business activities of the holding company (Doral Financial). Prior to 2007, the holding company and various of its subsidiaries were engaged in mortgage originations, securitization and related activities. As part of its business transformation effort, Doral Financial transferred its mortgage origination and servicing platforms, subject to certain exclusions, to Doral Bank PR (including its wholly-owned subsidiary, Doral Mortgage LLC (“Doral Mortgage”)). The

Company’s mortgage origination business is now conducted by Doral Mortgage, a wholly-owned subsidiary of Doral Bank PR, and the Company’s mortgage servicing business is operated by Doral Bank PR. Prior to July 2007, the origination of residential mortgage loans and the servicing of these loans was principally conducted through an operating division of the holding company and a number of mortgage banking subsidiaries of the holding company. Loans that were not securitized or sold in the secondary market were generally funded by Doral Bank PR under a master production agreement. With the exception of Doral Mortgage, operations of all other mortgage banking subsidiaries were ceased. The holding company, which is considered part of the mortgage banking segment, also held a substantial portfolio of investment securities. Substantially all new loan origination and investment activities at the holding company level were also terminated.
Insurance Agency. Doral Financial through its wholly-owned subsidiary, Doral Insurance Agency, Inc. (“Doral Insurance Agency”), offers property, casualty, life and title insurance as an insurance agency, primarily to its mortgage loan customers.
Institutional Securities. During 2006, the Company reduced the operations of Doral Securities, Inc. (“Doral Securities”) and sold substantially all of Doral Securities’ investment securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.
Availability of Information on Website
Doral Financial’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, through its website, http://www.doralfinancial.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, Doral Financial makes available on its website under the heading “Corporate Governance” its: (i) Code of Business Conduct and Ethics; (ii) Corporate Governance Guidelines; (iii) Information Disclosure Policy; and (iv) the charters of the Audit, Compensation, Corporate Governance and Nominating, and Risk Policy committees, and also intends to disclose on its website any amendments to its Code of Business Conduct and Ethics, or waivers of the Code of Business Conduct and Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, and Controller. The aforementioned reports and materials can also be obtained free of charge upon written request to the Secretary of the Company at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.
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
Holding Company Structure
Doral Financial is a corporation organized under the laws of the Commonwealth of Puerto Rico. Doral Financial conducts its activities primarily through its wholly-owned subsidiaries, Doral Bank PR, Doral Bank NY, Doral Insurance Agency, Doral Securities, and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates three wholly-owned subsidiaries: Doral Mortgage, Doral Money, which is engaged in commercial and construction lending in the New York City metropolitan area, and CB, LLC, an entity formed to manage a residential real estate project that Doral Bank PR received in lieu of foreclosure. On July 1, 2008, Doral International, Inc., which was a subsidiary of Doral Bank PR licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico, was merged with and into Doral Bank PR in a transaction structured as a tax free reorganization. On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico.
On July 19, 2007, Doral Holdings Delaware, LLC (“Doral Holdings”), a newly formed bank holding company in which Irving Place Capital (formerly known as Bear Stearns Merchant Banking) and other investors including funds managed by Marathon Asset Management, Perry Capital, the DE Shaw Group and Tennenbaum Capital purchased 48,412,698 shares of Doral Financial common stock for an aggregate purchase price of $610.0 million (please note that all share and per share information presented in this Annual Report on Form 10-K has been adjusted to reflect a 1-for-20 reverse stock split effective August 17, 2007). As a result of this transaction Doral Holdings owns 90% of the outstanding common stock of Doral Financial. This transaction is referred in this Annual Report on Form 10-K as the “Recapitalization.”
Banking Activities
Doral Financial is engaged in retail banking activities in Puerto Rico through its principal banking subsidiary, Doral Bank PR. Doral Bank PR operates 41 branches in Puerto Rico. Doral Bank PR offers a variety of consumer loan products as well as deposit products and other retail banking services. Doral Bank PR’s strategy is to combine excellent service with an improved sales process to capture new clients and cross-sell additional products to existing clients. As of December 31, 2008, Doral Bank PR and its subsidiaries had a loan portfolio, classified as loans receivable, of approximately $4.7 billion, of which approximately $4.5 billion consisted of loans secured by residential real estate, including real estate development projects, and a portfolio of loans held for sale of approximately $222.2 million.
Doral Bank PR’s lending activities have traditionally focused on the origination of residential mortgage loans and were closely integrated with Doral Financial’s mortgage banking units pursuant to master production and master servicing agreements. Under these agreements, most of the loan processing and origination activities were conducted by the mortgage banking subsidiaries. As part of its business transformation efforts, commencing in July 2007, all residential mortgage origination activities are now conducted by Doral Bank PR through its wholly-owned subsidiary Doral Mortgage. Doral Bank PR also originates (through centralized loan origination units) commercial loans, including construction loans to finance the construction of residential home developments and commercial real estate projects, and commercial loans secured by real estate collateral.
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
Commercial Lending
The Company provides commercial loans to local businesses, primarily small to middle market clients. Doral Bank PR’s strategy is to develop business relationships by combining excellent service with a well-executed sales process that emphasizes cross-selling additional products to existing customers. Doral Bank PR targets commercial clients in Puerto Rico that generally have financing needs of up to $10.0 million. Due to worsening economic conditions in Puerto Rico, new lending activity was limited during 2008.
At December 31, 2008, commercial loans totaled $838.4 million, or 18%, of Doral Bank PR’s gross loans receivable portfolio which included $722.5 million in commercial loans secured by real estate. Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, Doral Bank PR’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.
Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, London Interbank Offered Rate (“LIBOR”) or another established index.
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
Doral Financial’s portfolio of commercial loans is subject to certain risks, including: (i) continued recessionary conditions and/or additional deterioration of the Puerto Rico economy and the United States economy; (ii) interest rate increases; (iii) the deterioration of a borrower’s or guarantor’s financial capabilities; and (iv) environmental risks, including natural disasters. Doral Financial attempts to reduce the exposure to such risks by: (i) reviewing each loan request and renewal individually; (ii) utilizing a centralized approval system for all unsecured and secured loans in excess of $100,000; (iii) strictly adhering to written loan policies; and (iv) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis.
Consumer Loans
Doral Bank PR also provides consumer credit and personal secured loans. At December 31, 2008, consumer loans totaled $90.0 million, or 2% of its gross loans receivable portfolio. Doral Bank PR’s consumer loan portfolio is subject to certain risks, including: (i) amount of credit offered to consumers in the market; (ii) interest rate increases; (iii) consumer bankruptcy laws which allow consumers to discharge certain debts; and (iv) continued recessionary conditions and/or additional deterioration of the Puerto Rico economy and the United States economy. Doral Bank PR attempts to reduce its exposure to such risks by: (i) individually reviewing each loan request and renewal; (ii) utilizing a centralized approval system for loans in excess of $25,000; (iii) strictly adhering to written credit policies; and (iv) conducting an independent credit review.
Leasing Activities
Doral Bank PR offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2008, Doral Bank PR held $23.2 million in leases, representing less than one percent of its gross loans receivable portfolio. During 2008, approximately 90% of all lease originations were automobile leases. The remaining originations were primarily medical equipment and construction equipment leases. While the granting of leases is governed by many aspects of Doral Financial’s general credit policies and procedures, due to the nature of the exposure, additional credit parameters are applied to leases. Automobile leasing is done by way of finance leases, where the lessee is responsible for any residual value at the end of the lease term. The credit risk associated with this product is generally higher than commercial lending. Doral Bank PR tries to mitigate these risks by making the lessee responsible for the residual value and using a sound credit underwriting process. Credit controls, include but are not limited to, dollar limits amounts on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters and certain credit history parameters. Due to worsening economic conditions in Puerto Rico, new lending activity was limited during 2008.
Construction Lending
Under current market conditions in Puerto Rico, the Company has ceased financing new construction of single family residential and commercial real estate projects, including for land development, in Puerto Rico. Doral will continue to evaluate and appraise market conditions to determine if and when it will resume such financing. Doral Bank had traditionally been a leading player in Puerto Rico in providing interim construction loans to finance residential development projects, primarily in the affordable and mid-range housing markets. In 2006, the Company reassessed its risk exposure to the sector and made a strategic decision to restrict construction lending to established clients with proven track records. In late 2007, as a result of the continued downturn in the Puerto Rico housing market, the Company decided that it would no longer underwrite new development projects and focus its efforts on collections, including assisting developers in marketing their properties to potential home buyers. As of December 31, 2008, Doral Bank PR had approximately $564.3 million in construction and land loans or 12% of its gross loans receivable portfolio. Construction loans extended by the Company to developers are typically adjustable rate loans, indexed to the prime rate, with terms generally ranging from 12 to 36 months.
Doral Bank NY also extends interim, construction loans and bridge loans secured by multifamily apartment buildings and other commercial properties in the New York City metropolitan area. As of December 31, 2008, Doral Bank NY had a gross loans receivable portfolio of $31.2 million in interim and bridge loans.
Doral Financial’s construction loan portfolio is subject to certain risks, including: (i) continued recessionary conditions and/or additional deterioration of the Puerto Rico economy and the United States economy; (ii) interest rate increases; (iii) deterioration of a borrower’s or guarantor’s financial capabilities;

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
Wholesale Correspondent Channel. Doral Bank PR maintains a centralized unit that purchases closed residential mortgage loans from other financial institutions consisting primarily of conventional mortgage loans. Doral Bank PR underwrites each loan prior to purchase. For the years ended December 31, 2008, 2007, and 2006 total loan purchases amounted to approximately $182.2 million, $82.7 million and $82.1 million, respectively.
For more information on Doral Financial’s loan origination channels, refer to Table J — Loan Origination Sources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

Mortgage Loan Underwriting
Doral Bank PR’s underwriting standards are designed to comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), GNMA, RHS, VA, FNMA, FHLMC, Federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable.
Doral Bank PR’s underwriting policies focus primarily on the borrower’s ability to pay and secondarily on collateral value. The maximum loan-to-value ratio on conventional first mortgages generally does not exceed 80%. Doral Bank PR also offers certain first mortgage products with higher loan-to-value ratios, which may require private mortgage insurance. In conjunction with a first mortgage, Doral Bank PR may also provide a borrower with additional financing through a closed end second mortgage loan, whose combined loan-to-value ratio exceeds 80%. Doral Bank PR does not originate adjustable rate mortgages (“ARM”) or negatively amortizing loans.
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
The Company uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores. The implementation of the adjustments to the Company’s underwriting standards described above has resulted in loan originations with higher FICO® scores. Set forth below is additional information about the FICO® scores (used the latest score available to date updated as of November 2008) of residential loans serviced by the Company as of December 31, 2008.

	Residential	Percentage of
FICO® Scores	Servicing Portfolio	Total Portfolio
	(Dollars in thousands)
Not available	$55,974	0.4%
619 or below	3,166,936	24.1%
620-659	1,861,001	14.1%
660-719	3,755,876	28.6%
720 and above	4,314,067	32.8%

Total(1)	$13,153,854	100.0%

Weighted average FICO®(2)	674

(1)	Excludes U.S. servicing. Also excludes commercial, multi-family and construction loans serviced by the Company.

(2)	Weighted average FICO® scores do not include loans for which the FICO® score was not available.
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
Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees. In general, Doral Bank PR’s servicing agreements are terminable by the investors for cause. However, certain servicing arrangements, such as those with FNMA and FHLMC, contain termination provisions that may be triggered by changes in the servicer’s financial condition that materially and adversely affect its ability to provide satisfactory servicing of the loans. As of December 31, 2008, approximately 29%, 8% and 24% of Doral Financial’s mortgage loans serviced for others related to mortgage servicing for FNMA, FHLMC and GNMA, respectively. As of December 31, 2008, Doral Bank PR serviced approximately $9.5 billion in mortgage loans on behalf of third parties. Termination of Doral Bank PR’s servicing rights by any of these agencies could have a material adverse effect on Doral Financial’s results of operations and financial condition. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with this type of servicing arrangement is evaluated solely based on ancillary income, float, late fees, prepayment penalties and costs.
Doral Bank PR’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Bank PR may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. For additional information regarding the composition of Doral Financial’s servicing portfolio as of each of the Company’s last three fiscal year-ends, refer to Table K - Loans Serviced for Third Parties in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
The degree of credit risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or FHLMC, or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. In the past, Doral Financial often sold non-conforming loans on a partial recourse basis. These recourse obligations were retained by Doral Financial when Doral Bank PR assumed the servicing rights from Doral Financial. For additional information regarding recourse obligations, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “- Off-Balance Sheet Activities” in this report.
Sale of Loans and Securitization Activities
Doral Financial sells or securitizes a portion of the residential mortgage loans that it originates and purchases to generate income. These loans are underwritten to investor standards, including that of FNMA, FHLMC, and GNMA. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1.0 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2008, 2007 and 2006, Doral Financial issued approximately $333.8 million, $155.4 million and $198.1 million, respectively, in GNMA-guaranteed mortgage-backed securities.
Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1.0 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans.

For the years ended December 31, 2008, 2007and 2006, Doral Financial securitized approximately $40.4 million, $78.1 million and $53.5 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2008, 2007 and 2006, Doral Financial sold approximately $54.5 million, $62.6 million and $177.1 million, respectively, of loans through the FNMA and FHLMC cash window programs.
Prior to the fourth quarter of 2005, Doral Financial’s non-conforming loan sales were generally made on a limited recourse basis. Pursuant to the restructuring of several recourse transactions consummated during 2006, the Company’s outstanding principal balance of loans sold subject to recourse decreased by $1.2 billion, from $2.4 billion as of December 31, 2005 to $1.2 billion as of December 31, 2006. As of December 31, 2008, 2007 and 2006, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse was approximately $1.0 billion, $1.1 billion and $1.0 billion, respectively, which included recourse obligations to FNMA and FHLMC as of such dates of approximately $1.0 billion, $1.0 billion and $0.9 billion, respectively. As of December 31, 2008, 2007 and 2006, Doral Financial had a recourse liability of $8.8 million, $11.8 million and $9.5 million, respectively, to reflect estimated losses from such recourse arrangements.
During the third quarter of 2008, Doral Financial refined its estimate for determining expected losses from recourse obligations as it began to develop more data regarding historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. This actual data on losses showed a substantially different experience than that used for newer loans for which insurance quotes are published. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2008, but actual future recourse obligations may be different and a different result may have been obtained if the Company had used another method for estimating this liability.
Commencing in the fourth quarter of 2005 and continuing throughout 2006, the Company sold non-conforming loans to major financial institutions in the U.S. mainland on a non-recourse basis, except recourse for certain early defaults. During 2007 and 2008, the Company retained all of its non-conforming loan production in its loan receivable portfolio. While the Company currently anticipates that it will continue to retain its non-conforming loan production in portfolio, in the future, the Company may seek to continue to diversify secondary market outlets for its non-conforming loan products both in the U.S. mainland and Puerto Rico.
In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loans sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with purchasers to review the claims and correct alleged documentation deficiencies. For the years ended December 31, 2008 and 2007, repurchases amounted to $4.0 million and $3.7 million, respectively. Please refer to Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and repurchased loans may harm Doral Financial’s business and financial condition,” and Item 7. Management’s Discussion and Analysis and Results of Operations, “-Liquidity and Capital Resources” for additional information.
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
Insurance Agency Activities
In order to take advantage of the cross-marketing opportunities provided by financial modernization legislation, enacted in 2000, Doral Financial entered the insurance agency business in Puerto Rico. On February 27, 2008, Doral Insurance Agency acquired an insurance portfolio of approximately 11,000 policies from CitiSeguros P. R. Retail Bank, a subsidiary of Citigroup, Inc. Doral Insurance Agency currently earns commissions by acting as agent in connection with the sale of insurance policies issued by unaffiliated insurance companies. During 2008, 2007 and 2006, Doral Insurance Agency produced insurance fees and commissions of $10.5 million, $8.8 million and $8.8 million, respectively. Doral Insurance Agency’s activities are closely integrated with the Company’s mortgage loan originations with most policies sold to mortgage customers. Future growth of Doral Insurance Agency’s revenues will be tied to the Company’s level of mortgage originations, its ability to expand the products and services it provides and its ability to cross-market its services to Doral Financial’s existing customer base.
Institutional Securities Operations
Doral Financial has been steadily decreasing the operations of this segment. During 2002, Doral Financial sold its retail securities brokerage business to an unaffiliated broker-dealer. As part of the Company’s expense reduction efforts, during the fourth quarter of 2005, the Company terminated its institutional sales and investment banking services. During 2006, the Company sold substantially all of Doral Securities’ investment securities and during the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.
Puerto Rico Income Taxes
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%. In August 2005, the Government of Puerto Rico approved a legislation that imposed a special transitory income tax of 2.5% on certain corporations and partnerships, including Doral Financial and its Puerto Rico subsidiaries. It increased the maximum statutory income tax rate from 39.0% to 41.5%. This law was effective for taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. In May 2006, the Government of Puerto Rico approved a 2.0% transitory tax applicable only to banking institutions such as Doral Bank PR which increased the maximum statutory tax rate for banks to 43.5% for taxable years commencing during 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate for all corporations, including banks, returned to 39.0%. Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR or any other Puerto Rico subsidiary subject to tax under the PR Code.
On March 9, 2009, the Governor of Puerto Rico signed into law various legislative bills as part of a plan to stimulate the Puerto Rico economy and address recurring government budget deficits by reducing government expenses and increasing government revenues. One of these measures establishes for calendar years 2009 to 2011 a special 5.0% surtax on corporations that have adjusted gross income in excess of $100,000 (a corporation subject to such surtax would have to pay an additional tax of 5% of its total tax liability).
In computing its interest expense deduction, Doral Financial’s interest deduction is reduced in the same proportion that its average exempt obligations (including FHA and VA loans and GNMA securities) bear to its average total assets. Therefore, to the extent that Doral Financial holds FHA or VA loans and other tax exempt obligations, part of its interest expense may be disallowed for tax purposes.
On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity (Doral International) to Doral Bank PR to increase the level of its interest earning assets. The transfer was carried out pursuant to a merger of Doral International with and into Doral Bank PR, its parent company, which merger was structured as a tax free reorganization. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, was exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States. On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico. Please refer to Note 28 of the accompanying Financial Statements for additional information.
United States Income Taxes
Except for Doral Bank NY and Doral Money, Doral Financial and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its Puerto Rico subsidiaries are generally only required to pay U.S. federal income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from U.S. sources. Doral Bank NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States. Dividends paid by Doral Bank NY to Doral Financial or by Doral Money to Doral Bank PR are subject to a 10% withholding tax. Please refer to Note 28 of the accompanying Financial Statements for additional information.
Employees
As of February 28, 2009, Doral Financial employed 1,199 persons compared to 1,384 as of December 31, 2008 and 1,435 as of December 31, 2007. Of the total number of employees 1,174 were employed in Puerto Rico and 25 employed in New York City as of February 28, 2009, compared to 1,359 employed in PR and 25 employed in New York City as of December 31, 2008 and to 1,416 employed in Puerto Rico and 19 employed in New York City as of December 31, 2007. As of February 28, 2009, of the total number of employees, 308 were employed in loan production and servicing activities, 627 were involved in branch operations, and 264 in administrative activities. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.
Segment Disclosure
For information regarding Doral Financial’s operating segments, please refer to Note 38 to Doral Financial’s consolidated financial statements, “Segment Information,” and the information provided under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Operating Segments” in this report.
Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico-based operations accounted for 98% of Doral Financial’s consolidated assets as of December 31, 2008 and 99% of Doral Financial’s consolidated losses for the year then ended. Approximately 81% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	Year Ended December 31,
	2008	2007	2006
Puerto Rico	86%	96%	93%
United States	14%	4%	7%

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
The Commonwealth of Puerto Rico
General. The Island of Puerto Rico, located in the Caribbean, is approximately 100 miles long and 35 miles wide, with an area of 3,423 square miles. The United States Census Bureau estimated that the population of Puerto Rico was 3,954,037 as of July 1, 2008. Puerto Rico is the fourth largest and most economically developed of the Caribbean islands. Its capital, San Juan, is located approximately 1,600 miles southeast of New York City and had a population of 434,374 as of 2000 according to the United States Census Bureau.
Relationship of Puerto Rico with the United States. Puerto Rico has been under the jurisdiction of the United States since 1898. The United States and Puerto Rico share a common defense, market and currency. As a commonwealth of the United States, Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. It differs from the states, however, in its relationship with the federal government.
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
Governmental Structure. The Constitution of Puerto Rico provides for the separation of powers of the executive, legislative and judicial branches of government. The Governor is elected every four years. The Legislative Assembly consists of a Senate and a House of Representatives, the members of which are elected for four-year terms. The highest local court in Puerto Rico is the Supreme Court of Puerto Rico. Puerto Rico also constitutes a district in the federal judiciary and has its own United States District Court. Decisions of this federal district court may be appealed to the United States Court of Appeals for the First Circuit and from there to the United States Supreme Court.
Governmental responsibilities assumed by the central government of Puerto Rico are similar in nature to those of the various state governments. In addition, the central government of Puerto Rico assumes responsibility for local police and fire protection, education, public health and welfare programs, and economic development.
The Economy. The economy of Puerto Rico is closely linked to that of the mainland United States. Most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2007, approximately 77% of Puerto Rico’s exports went to the U.S. mainland, which was also the source of approximately 50% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States.

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
Key economic indicators indicate that the economy of Puerto Rico has been in recession since 2006.
Based on information published by the Puerto Rico Planning Board on February 9, 2009, Puerto Rico real gross national product decreased 1.8% during the fiscal year ended June 30, 2007. The preliminary figures for the fiscal year ended June 30, 2008 are that the Puerto Rico gross national product decreased by 2.5%. As reported by the Puerto Rico Planning Board, the growth deceleration during fiscal year 2008 constitutes the sharpest economic reduction since fiscal year 1983.
The Puerto Rico Planning Board expects that recessionary conditions will continue in Puerto Rico during the fiscal years ending in June 30, 2009 and 2010. During fiscal year 2009 the projection is a reduction in real gross national product of 3.4%, and during fiscal year 2010 the projection is a reduction in real gross national product of 2.0%.
Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability of the price of oil imports, the exchange value of the United States dollar, the level of interest rates, the effectiveness of the recently approved changes to local tax incentive legislation, and the continuing economic uncertainty generated by the Puerto Rico government’s fiscal condition described below.
Current Puerto Rico Government Fiscal Condition. The Puerto Rico Government’s General Fund budgeted expenses for fiscal year 2008 were $9.2 billion. Preliminary actual expenditures during fiscal year 2008 were $9.1 billion. Preliminary General Fund revenues for fiscal year 2008 were $8.3 billion, which is approximately $418.0 million less than the Puerto Rico Treasury Department’s revised estimates for fiscal year 2008 of $8.7 billion. The difference between preliminary General Fund revenues and preliminary General Fund expenses during fiscal year 2008 was covered by a recovery of approximately $287.0 million more in federal funds than had been budgeted, $150.0 million in pending sale of certain government properties, cash flow savings from restructuring of certain outstanding debt, and certain cash management procedures, which included delaying payments to certain vendors for a short period of time (carrying them over into the next fiscal year). The federal funds recovery represented reimbursement of amounts advanced by the Commonwealth’s Department of Education during fiscal years 2006 and 2007.
On July 20, 2008, the Governor signed into law the Puerto Rico Government’s General Fund budget for fiscal year 2009 of $9.5 billion, or approximately $257.0 million more than budgeted expenditures for fiscal year 2008. The General Fund revenue projection for fiscal year 2008 is $8.5 billion, an increase of $235.0 million, or 2.9%, from preliminary net revenues of $8.3 billion for fiscal year 2008. The General Fund’s budgeted expenditures of $9.5 billion exceed projected revenues of $8.5 billion by approximately $1.0 billion.
In connection with the budget approval and in order to cover the approximately $1.0 billion difference between approved expenditures and projected revenues, legislation was approved and signed by the Governor authorizing Puerto Rico (i) to sell or transfer delinquent tax receivables up to $1.0 billion, and (ii) as an exception to the general prohibition against borrowings to balance the budget, to issue limited special obligation bonds of the Commonwealth of Puerto Rico payable from and collateralized with tax receivables up to the $1.0 billion limitation. On September 9, 2008, the Government Development Bank for Puerto Rico (“GDB”) authorized its purchase of up to $500.0 million in bonds to be issued by the Commonwealth secured by such receivables, and the Commonwealth has issued $400.0 million of Tax Receivable Anticipation Bonds, Series 2008A to GDB. There is no guarantee that the Commonwealth of Puerto Rico will be able to issue such limited special obligation bonds in amounts sufficient to cover the expected budget shortfall in a timely manner, and, if that is the case, other funding sources, such as possible support form GDB, will have to be secured.
The new government in the Commonwealth of Puerto Rico, which started in January 2009, has now estimated that Puerto Rico faces an estimated budget deficit of at least $3.2 billion for fiscal year 2009. The increase in the projected deficit from the estimated $1.0 billion deficit at the time that the fiscal year budget was approved in July 2008 is the result of (i) revenues are expected to be lower than initially estimated by approximately $700.0 million and (ii) expenses are expected to be higher by approximately $1.5 billion because of higher medical reform expenses of approximately $500.0 million, other deficits and higher debt service of approximately $265.0 million and government account payables of approximately $750.0 million.
Given the magnitude of the projected budget deficit for fiscal year 2009 and comparable projected budget deficits in future fiscal years, the new Puerto Rico administration announced in January 2009 that it was taking the following steps: (i) implemented a series of expense reduction measures and announced that it was in the process of analyzing and considering additional expense reduction measures; (ii) commenced the implementation of multi-year and zero-based budgeting; (iii) commenced the implementation of measures to improve tax compliance and enforcement to increase revenues; and (iv) commenced the analysis of various temporary and permanent revenue increasing measures. In addition, the Puerto Rico government has stated that it will have to finance a portion of the budget deficits by borrowing additional funds.
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”). Based largely on broad proposals made by President Obama, the Stimulus Act is intended to provide a stimulus to the United States economy and includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care and infrastructure including the energy sector. The Stimulus Act includes various benefits and relief programs that are applicable to residents of Puerto Rico and to the Puerto Rico government and certain of its instrumentalities. The Puerto Rico government has preliminarily estimated that the total benefits under the Stimulus Act that will be extended to Puerto Rico residents and to the Puerto Rico government and its instrumentalities will be approximately $5.0 billion.
On March 3, 2009, the Puerto Rico Governor unveiled a plan to (i) stimulate the Puerto Rico economy; (ii) increase government revenues; (iii) reduce government expenses; and (iv) promote public-private partnerships for development projects. In order to implement the plan, the Puerto Rico Governor filed on March 4, 2009 four legislative bills with the Puerto Rico Legislature. The Puerto Rico Legislature approved three of the bills with certain amendments on March 6, 2009. The approved legislative bills were signed into law by the Puerto Rico Governor on March 9, 2009. The remaining legislative bill filed by the Puerto Rico Governor relating to the public-private partnerships is also expected to be approved by the Puerto Rico Legislature and signed by the Puerto Rico Governor during the month of March 2009.
Some of the most important highlights of the different components of the Puerto Rico Governor’s plan are the following:
Stimulate the Puerto Rico Economy
•	a $180.0 million loan program by the Puerto Rico Economic Development Bank to guarantee loans between $5,000 and $250,000 for certain small and midsize businesses;

•	an infrastructure fund of $100.0 million for all municipalities and an additional $25.0 million assigned to the Puerto Rico Legislature for additional infrastructure projects;

•	a $24.0 million fund to award certain credits to a limited number of purchasers of new homes and existing homes;

•	a $30.0 million program to assist homeowners affected by job loss or income reduction that would restructure mortgage payments through interest rate reductions or loan extensions; and

•	a $68.0 million fund to provide construction loans for the development of low income housing.
Increase Puerto Rico Government Revenues

Temporary Measures
•	a 5% tax for calendar years 2009 to 2011 on the net income of the following entities that were previously tax-exempt: (i) international banking entities; (ii) savings and credit cooperatives; and (iii) insurance cooperatives;

•	a special property tax on non-exempt residential properties for fiscal years 2010 to 2013 (it would double the existing property tax payment);

•	a moratorium on all tax credits with the exception of tax credits relating to the tourism and film industries and those granted under the Tax Incentives Act;

•	an additional special tax for calendar years 2009 to 2011 on individuals and corporations that have adjusted gross income in excess of $100,000 (the individuals and corporations subject to such tax will have to pay an additional tax of 5% of their tax liability); and

•	an elimination of certain deductions on expenses incurred outside of Puerto Rico for purposes of the corporate alternative minimum tax.
Permanent Measures
•	an increase in the excise taxes on cigarettes and certain alcoholic beverages;

•	subjecting motorcycles to the excise tax on motor vehicles;

•	an elimination of the reseller exemption certificates for purposes of the sales and use tax and acceleration of the payment date by merchants to the Puerto Rico Treasury Department of the sale and use tax collections; and

•	subjecting certain exempt income to the individual alternative minimum tax and limiting the mortgage interest deduction to 30% of income for purposes of the individual alternative minimum tax.
Decrease Government Spending
In order to reduce government spending by $2.0 billion annually they will implement the following program in phases (until the required savings are reached):
•	Phase I-voluntary reduction in work days or voluntary resignations (subject to certain incentive payments) of central government employees;

•	Phase II-(i) termination of employment of transitory and irregular appointments of central government employees; and (ii) termination of central government employees based on seniority;

•	Phase III-automatic suspension for a 2-year period all provisions of government collective bargaining agreements involving increases in salaries, fringe benefits, bonuses, paid educational licenses and vacation and sick time liquidations.
Doral Financial cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on Doral Financial’s financial condition and results of operations.
Ratings of Commonwealth of Puerto Rico Obligations. On May 22, 2007, Standard & Poor’s (“S&P”) lowered its rating on the Commonwealth’s general obligation debt to “BBB-”, changed its ratings outlook to stable and confirmed its “BBB-” rating on the Commonwealth’s appropriation debt. In November 2007, Moody’s Investors Service (“Moody’s”) confirmed its “Baa3” and “Ba1” rating on the Commonwealth’s general obligation debt and appropriation debt, respectively, but upgraded the outlook of the Commonwealth’s credit ratings to “stable” from “negative”. On April 14, 2008, S&P confirmed its “BBB-” rating on the Commonwealth general obligation debt and its stable outlook thereon. On July 2, 2008, Moody’s confirmed its “Baa3” rating on the Commonwealth general obligation debt and its stable outlook thereon. For more information relating to the Commonwealth’s ratings please refer to www.moodys.com and www.standardandpoors.com.
Emergency Economic Stabilization Act and Other Unites States Government Actions to Address Financial Crisis
In order to address the financial crisis in the United States, the United States Government and some of its agencies and regulatory bodies have taken various actions. Some of the most important actions that have been taken or announced to date are generally described below.
On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by then Treasury Secretary Henry Paulson to the United States Congress on September 20, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA provides the U.S. Treasury Secretary with the authority to use up to $700.0 billion to, among other things, inject capital into financial institutions and establish the Troubled Asset Relief Program (“TARP”) to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purposes of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury Secretary announced a plan to use up to $250.0 billion of the $700.0 billion approved under the EESA to purchase senior preferred shares in financial institutions, including nine of the nation’s largest banks. The President of the United States also granted authority for the U.S. Treasury Secretary to get access to an additional $100.0 billion of the $700.0 billion approved under the EESA, bringing the total commitment thus far under EESA to $350.0 billion. On November 12, 2008 then Treasury Secretary Paulson announced that the U.S. Treasury Department was abandoning its original strategy to purchase troubled assets from financial institutions through the use of TARP funds under the EESA.
The EESA also temporarily raised the basic limit on deposit insurance by the Federal Deposit Insurance Corporation (the “FDIC”) from $100,000 to $250,000. The temporary increase in deposit insurance became effective on October 3, 2008 and ends on December 31, 2009.
On November 21, 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008 as an additional initiative to counter the current credit-wide crisis in the United States’ financial sector. It provided two limited guarantee programs: (i) one that guaranteed newly issued senior unsecured debt of insured depository institutions and their United States holding companies (the “Debt Guarantee Program”), and (ii) one that guaranteed certain non-interest bearing transaction accounts at insured depository institutions (the “Transaction Account Guarantee Program”). The TLG Program permitted eligible entities to opt-out of either the Debt Guarantee Program or the Transaction Account Guarantee Program or of both components of the TLG Program.
Doral Financial Corporation and its subsidiary depository institutions elected to opt-out of the Debt Guarantee Program. Doral Bank PR and Doral Bank NY have elected to participate in the Transaction Account Guarantee Program. The Transaction Account Guarantee Program provides for a temporary full guarantee by the FDIC for funds held at depository institutions in non-interest bearing transaction accounts (generally demand deposit checking accounts) above the existing $250,000 deposit insurance limit. This coverage became effective on October 14, 2008 and will terminate on December 31, 2009. Depository institutions that elected to participate will be subject to an annualized assessment of 10 cents per $100 of deposits in such non-interest bearing transaction accounts (above the existing deposit insurance limit of $250,000) commencing on November 13, 2008.
On November 25, 2008, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced the creation of the Term Asset-Backed Securities Loan Facility (the “TALF”). Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) will establish a $200.0 billion credit facility designed to revive the market for asset-backed securities (“ABS”) that are collateralized by receivables that benefit consumers and small businesses. The FRBNY will extend non-recourse loans secured by eligible ABS.

The loan amount will be equal to the market value of the collateral minus a haircut, and the loans will have a one-year term (which may be extended, if appropriate) and interest will be payable monthly. The TALF will cease making loans on December 31, 2009.
In an attempt to reduce the cost, and increase the availability, of credit to purchase homes, on November 25, 2008 the Federal Reserve announced that it will purchase direct obligations of housing-related government-sponsored entities (“GSEs”), such as Freddie Mac, Fannie Mae, Ginnie Mae and the Federal Home Loan Banks, and mortgage-backed securities of the GSEs. The Federal Reserve will purchase up to $100.0 billion in GSEs direct obligations through a series of competitive auctions, and will also purchase up to $500.0 billion in mortgage-backed securities of the GSEs via purchases conducted by asset managers (to be selected). The expectation is that this program will increase the prices, and thus reduce the yield, for these obligations, thereby reducing the GSEs borrowing costs and the rates on underlying mortgages.
In January 2009, the United States Congress effectively released the remaining $350.0 billion of TARP funds to the new Obama administration. On February 10, 2009, Treasury Secretary Timothy Geithner put forward a general description of a new Financial Stability Plan, including a revised approach to TARP. The new Financial Stability Plan may commit in excess of $2.0 trillion, from a combination of the remaining $350.0 billion in TARP funds, Federal Reserve funds and private-sector investments.
The new Financial Stability Plan includes: (i) new capital injections into banks than undergo a comprehensive stress test and need an additional capital buffer to help absorb losses; (ii) a new public-private investment fund to be started by the U.S. Treasury Department, along with the Federal Reserve and the FDIC, to assist in disposition of illiquid assets in the balance sheets of financial institutions (the plan initially seeks to leverage private capital with public funds on an initial scale of $500.0 billion, but potentially up to $1.0 trillion); (iii) an expansion of the previously announced TALF program from $200.0 billion to $1.0 trillion and the inclusion in such program of commercial mortgage-backed securities; and (iv) the commitment of $50.0 billion from the TARP for foreclosure mitigation programs (this is part of a much broader foreclosure mitigation program included in the Homeowner Affordability and Stability Plan discussed below to stabilize the housing market that is being developed by the Obama administration, which involves the U.S. Treasury Department, the FDIC, the Federal Reserve and the GSEs).
On February 18, 2009, President Obama announced the administration’s Homeowner Affordability and Stability Plan that is designed to, among other things, assist homeowners unable to refinance their loans or struggling to meet their mortgage obligations. The proposed Homeowner Affordability and Stability Plan seeks to help these homeowners by providing: (i) access for borrowers to low-cost refinancing on conforming loans owned or guaranteed by FNMA or FHLMC; (ii) a $75.0 billion homeowner stability initiative to prevent foreclosures ; and (iii) additional commitments allowing the U.S. Treasury Department to purchase up to an additional $200.0 billion of preferred stock of FNMA and FHLMC and allowing FNMA and FHLMC to increase the size of their retained mortgage portfolios by $50.0 billion. The $75.0 billion homeowner stability proposal includes financial incentives to borrowers and servicers in connection with loan modifications, the development of national standards for loan modifications, and support for the modification of bankruptcy laws to allow bankruptcy judges to modify certain residential mortgage loans.
In addition, the U.S. Government, Federal Reserve, U.S. Treasury Department, FDIC and other governmental and regulatory bodies have taken, or are considering taking, other actions to address the financial crisis. There can be no assurance, however, as to actual impact that any of these actions will have on the financial markets, including the extreme levels of volatility and limited credit availability being experienced.

REGULATION AND SUPERVISION
Described below are the material elements of selected laws and regulations applicable to Doral Financial and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable laws and regulations, and in their application by regulatory agencies cannot be predicted, but they may have a material effect on the business and operations of Doral Financial and subsidiaries.
Mortgage Origination and Servicing Activities
Federal Regulation
Doral Financial’s mortgage origination and servicing operations are subject to the rules and regulations of the FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to ensure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products.
Puerto Rico Regulation
Doral Mortgage and Doral Financial are licensed by the Office of the Commissioner as mortgage banking institutions. Such authorization to act as mortgage banking institutions must be renewed as of December 1 of each year. In the past, Doral Financial and its subsidiaries have not had any difficulty in renewing their authorizations to act as mortgage banking institutions and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial’s operations in the mainland United States are subject to regulation by state regulators in the states in which it conducts business.
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
On July 30, 2008, the President Bush signed into law the Housing and Economic Recovery Act of 2008 (the “Housing Recovery Act”). Title V of the Housing Recovery Act, entitled The Secure and Fair Enforcement Mortgage Licensing Act of 2008 (“SAFE Act”), recognizes and builds on states efforts by requiring all mortgage loan originators, regardless of the type of entity they are employed by, to be either state-licensed or federally-registered. Under the SAFE Act, all states (including the Commonwealth of Puerto Rico) must implement a mortgage originator licensing process that meets certain minimum standards and must license mortgage originators through a Nationwide Mortgage Licensing System and Registry (the “NMLS”). As a result of this federal legislation, the Office of the Commissioner announced that it will begin accepting submissions through NMLS on April 2, 2009 and that all mortgage lenders/servicers or mortgage brokers operating in Puerto Rico must be duly registered through the NLMS by June 1, 2009.
Banking Activities
Federal Regulation
General
Doral Financial is a bank holding company subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities the Federal Reserve has determined to be closely related to the business of banking. Under the Gramm-Leach-Bliley Act, financial holding companies can engage in a broader range of financial activities than bank holding companies. Given the difficulties faced by Doral Financial following the restatement of its audited financial statements for the period between January 1, 2000 to December 31, 2004, the Company filed a notice with the Federal Reserve withdrawing its election to be treated as a financial holding company, which became effective on January 8, 2008. See “—Financial Modernization Legislation” below for a description of the expanded powers of financial holding companies. The withdrawal of its election to be treated as a financial holding company has not adversely affected and is not expected to adversely affect Doral Financial’s current operations, all of which are permitted for bank holding companies that have not elected to be treated as financial holding companies. Specifically, Doral Financial is authorized to engage in insurance agency activities in Puerto Rico pursuant to Regulation K promulgated by the Federal Reserve under the BHC Act. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company without the prior approval of the Federal Reserve.
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
On March 16, 2006, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. On January 14, 2008, the FDIC and the Office of the Commissioner jointly released Doral Bank PR from the March 16, 2006 consent order. The consent order between the Company and the Federal Reserve remained in effect. On February 19, 2008, Doral Bank PR and the FDIC entered into a new consent order with the FDIC related to Bank Secrecy Act (“BSA”). The order required Doral Bank PR, among other matters, to engage an independent consultant to review accounts and transaction activities from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”).The FDIC terminated this consent order on September 15, 2008. Since the Look Back Review was still ongoing, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covers the remaining portion of the Look Back Review. On October 23, 2006, Doral Bank PR agreed to a Memorandum of Understanding with the FDIC relating the failure to comply with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the National Flood Insurance Act. This Memorandum of Understanding was terminated on November 24, 2008. For a detailed description of how these orders and certain other regulatory proceedings affect Doral Bank PR, please refer to Part I, Item 3. Legal Proceedings, in this report.
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
During 2008, federal agencies adopted revisions to several rules and regulations that will impact lenders and secondary market activities. In 2008, the Federal Reserve revised Regulation Z, adopted under the Truth in Lending Act (“TILA”) and the Home Ownership and Equity Protection Act (“HOEPA”), by adopting a final rule which, among other things, prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain mortgage lending activities. The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to the consumers earlier in the transactions. The rule is effective in October 2009. The final rule regarding TILA also includes amendments revising disclosures in connection with credit card accounts and other revolving credit plans to ensure that information provided to customers is provided in a timely manner and in a form that is readily understandable.
Other changes to regulations that will enter into effect during 2009 and 2010 which may require a review of our procedures and disclosures to customers are: Home Mortgage Disclosure Act (“HMDA”)-changes in the rate spread to be reported under HMDA (effective October 2009); Real Estate Settlement and Procedures Act (“RESPA”)-provides a new standard three page Good Faith Estimate with additional disclosures and requirements for lenders (main changes are effective January 2010); Flood Insurance-changes in the Standard Flood and Hazard Determination Form (effective in June 2009); Unfair and Deceptive Practices Act-prohibitions on engaging in certain acts or practices in connection with consumer credit accounts (effective July 2010); and Truth in Savings Act-new special disclosures covering overdraft services (effective January 2010).
Holding Company Structure
Doral Bank PR and Doral Bank NY, as well as any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under federal law that govern certain transactions with Doral Financial or other non-banking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases and sales. Such transactions by any depository institution subsidiary with Doral Financial, or with any one of Doral Financial’s non-banking subsidiaries, are limited in amount to 10% of the depository institution’s capital stock and surplus and, with respect to Doral Financial and all of its non-banking subsidiaries, to an aggregate of 20% of the depository institution’s capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be at market rates and on terms and conditions that are consistent with safe and sound banking practices. All other transactions between Doral Financial or any of its non-banking subsidiaries and any of the depository institution subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.
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
Under the Federal Deposit Insurance Act (the “FDIA”), a depository institution (which term includes both commercial banks and savings banks), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.
Financial Modernization Legislation
As discussed above, on January 8, 2008, Doral Financial withdrew its election to be treated as a financial holding company. Under the Gramm-Leach-Bliley Act, bank holding companies, all of whose depository institutions are “well capitalized” and “well managed,” as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or other limits applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes). As noted above, the withdrawal of financial holding company status did not adversely affect Doral Financial’s current operations.
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
On March 16, 2006, Doral Financial entered into a consent order with the Federal Reserve pursuant to which it has submitted a capital plan in which it has agreed to maintain higher ratios at both the holding company and Doral Bank PR level. Please refer to Part I, Item 3 Legal Proceedings for additional information regarding Doral Financial’s regulatory matters. As a result of the recapitalization pursuant to which Doral Holding LLC acquired 90% of the common stock of Doral Financial, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards.
Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital ratios at December 31, 2008, based on existing Federal Reserve, FDIC and OTS guidelines. For purpose of this table, ratios for Doral Financial are calculated as if Doral Financial were the ultimate top tier holding company.

		Banking Subsidiaries
				Well
	Doral	Doral	Doral	Capitalized
	Financial(1)	Bank PR	Bank NY	Minimum
Total capital ratio (total capital to risk weighted assets)	17.1%	15.5%	19.1%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	13.8%	14.3%	18.5%	6.0%
Leverage ratio(2)	7.6%	6.4%	15.0%	5.0%

(1)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2008. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

(2)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank NY.
As of December 31, 2008, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Regulatory Capital Ratios” for additional information regarding Doral Financial’s regulatory capital ratios.

As of December 31, 2008, both of the Company’s banking subsidiaries were considered well capitalized banks for purposes of prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.
On February 15, 2008, the Board of Directors of Doral Financial approved a capital infusion of $80.0 million to Doral Bank PR to maintain its regulatory capital ratios above well capitalized levels. Also, on July 30, 2008, Doral Financial approved an additional capital infusion to Doral Bank PR amounting to $100.0 million.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial, such as a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. Please refer to “FDICIA” below.
Basel II Capital Standards
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published its new capital guidelines (“Basel II”) governing the capital adequacy of large, internationally active banking organizations (“core banking organizations”) with at least $250.0 billion in total assets or at least $10.0 billion in foreign exposure. In December 2007, the federal banking agencies adopted final rules to implement Basel II for core banking organizations (the “Advanced Approaches final rule”). Under Basel II, core banking organizations will be required to enhance the measurement and management of their risks, including credit risk and operational risk, through the use of advanced approaches for calculating risk-based capital requirements. The agencies announced they will issue a proposed rule that will provide all non-core banking organizations which are not required to adopt Basel II’s advance approaches, such as Doral Bank PR, with the option to adopt a standardized approach under Basel II (the “Standardized Approach”). The proposed rule is intended to be finalized before the core banking organizations may start their first transition period under Basel II (December 1, 2009). This new proposal will replace the earlier proposal to adopt the so-called Basel IA option.
On June 26, 2008, the Board of Directors of the FDIC approved an interagency proposal that would provide banks with the option to adopt an alternative risk-based capital framework based largely upon the Standardized Approach set forth in the Basel II Framework. The Standardized Approach capital framework would be available to all banks except the largest and most complex banks that are subject to the Advanced Approaches final rule issued on December 7, 2007.
Until such time as the new rules for non-core banking institutions are adopted, Doral Financial is unable to predict whether it will adopt a Standardized Approach under Basel II or the effect that the new rules for non-core banking institutions might have on Doral Bank PR’s financial condition or results of its operations.
Opting into the Basel II Standardized Approach would require Doral Bank to implement advanced measurement techniques employing internal estimates of certain key risk drivers to derive capital requirements. Opting into the Basel II Standardized Approach may also require meeting more onerous computational requirements. Prior to implementation of the new capital regime, a bank holding company will be required to demonstrate to its primary federal regulator that its measurement approaches meet relevant supervisory standards.
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
At December 31, 2008, Doral Financial’s banking subsidiaries were well capitalized. Doral Bank PR’s and Doral Bank NY’s capital categories, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institutions’ financial condition and results of operations.
FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of (i) 5% of the depository institution’s assets at the time it becomes undercapitalized or (ii) the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.
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
Dividend Restrictions
The payment of dividends to Doral Financial by its banking subsidiaries may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice that, (depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. Please refer to “-FDICIA” above for additional information.
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
On March 16, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders prohibit Doral Bank PR from paying dividends to Doral Financial without obtaining prior written approval from the FDIC and Federal Reserve. The FDIC and the Office of the Commissioner lifted their consent order on January 14, 2008. The consent order with the Federal Reserve remains in effect.
Please refer to “Regulation and Supervision — Banking Activities — Puerto Rico Regulation,” below, for a description of certain restrictions on Doral Bank PR’s ability to pay dividends under Puerto Rico law. Please refer to “Regulation and Supervision — Banking Activities — Savings Bank Regulation,” below, for a description of certain restrictions on Doral Bank NY’s ability to pay dividends under OTS regulations.
FDIC Insurance Assessments
The deposits of Doral Bank PR and Doral Bank NY are subject to FDIC deposit insurance assessments. On February 8, 2006, the President of the United States signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) which became effective January 1, 2007. The Reform Act provides for the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund (“DIF”), an increase in the maximum amount of insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

As mentioned above, on October 3, 2008, the President of the United States signed EESA, which among other things, temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective on October 3, 2008, with the President’s signature of the EESA, and ends on December 31, 2009.
Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007, the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposes premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10.0 billion in assets — capital level, supervisory rating, and certain financial ratios; for banks with $10.0 billion up to $30.0 billion in assets — capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30.0 billion in assets — capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and set initial premiums for 2007 that range from 5 cents to 7 cents per $100 of domestic deposits for the banks in the lowest risk category, 10 cents per $100 of domestic deposits for the banks in the second risk category, 28 cents per $100 of domestic deposits for the banks in the third risk category to 43 cents per $100 of domestic deposits for banks in the fourth and highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of Doral Financial’s banking subsidiaries of 5 to 7 basis points per $100 of deposits. Doral Financial’s banking subsidiaries have available an FDIC credit to offset future assessments. Significant increases in the insurance assessments of our bank subsidiaries will increase our costs once the credit is fully utilized. The aforementioned assessment rates that were established by the FDIC commencing on January 1, 2007 remained in effect unchanged for 2007 and 2008.
As a result of the substantial increase in bank failures in 2008 as well as the deterioration in banking and economic conditions, which have significantly increased the Deposit Insurance Fund’s losses and provisions for future losses, the FDIC announced that the DIF’s reserve ratio (measured by dividing the amount of available funds in the DIF by the total amount of insured deposits in all FDIC insured depository institutions) had fallen below 1.15%. On these circumstances, the Reform Act requires that the FDIC adopt a restoration plan to restore the DIF’s reserve ratio to 1.15% within five years, unless the FDIC determines that there are extraordinary circumstances. On October 16, 2008, the FDIC published a proposed rule that would implement such restoration plan. The proposed rule would implement (i) a substantial increase to the base assessment rates, and (ii) other changes to the assessment system primarily to ensure that riskier institutions will bear a greater share of the proposed increase in assessments. The proposed changes to the assessment system to ensure that riskier institutions pay a greater share would involve adjustments to an institution’s base rate based on the following: (i) a possible decrease in assessment rate based on the institution’s ratio of long-term unsecured debt to domestic deposits; (ii) a possible increase in assessment rate based on the institution’s ratio of secured debt to domestic deposits; and (iii) a possible increase in assessment rate based on the institution’s ratio of brokered deposits to domestic deposits and its related asset growth.
On December 16, 2008, the FDIC published a final rule that sets the new assessment rates for the first quarter of 2009. The final rule implemented an across the board increase of 7 cents per $100 of domestic deposits. The assessment rates for the first quarter of 2009 now range from 12 cents to 14 cents per $100 of domestic deposits for the banks in the lowest risk category, 17 cents per $100 of domestic deposits for the banks in the second risk category, 35 cents per $100 of domestic deposits for the banks in the third risk category to 50 cents per $100 of domestic deposits for banks in the fourth and highest risk category.
The increase in assessment rates is expected to result in higher assessments on the deposits of Doral Financial’s banking subsidiaries of 12 to 14 basis points per $100 of deposits, which is an increase of more than 100% when compared to the previous assessment range of 5 to 7 basis points. This initial increase will translate into a projected increase of approximately $3.1 million in the annual assessments to be paid by Doral Financial’s banking subsidiaries during 2009.

The FDIC also noted that the other proposed changes to the assessment system would be implemented in a final rule expected to be published in early 2009 and which would be effective in April 1, 2009. On February 27, 2009, the FDIC announced that it had adopted the final rule that would make changes to the risk-assessment system and set assessment rates as of April 1, 2009. The new base assessment rates commencing with the second quarter of 2009 now will range from 12 cents to 16 cents per $100 of domestic deposits for the banks in the lowest risk category, 22 cents per $100 of domestic deposits for the banks in the second risk category, 32 cents per $100 of domestic deposits for the banks in the third risk category, and 45 cents per $100 of domestic deposits for the banks in the fourth and highest risk category.
As mentioned above, there are additional adjustments to an institution’s base rate to make sure that the riskier institutions pay a greater share. The possible adjustments to the base rate involve the following: (i) a possible decrease from 0 to 5 basis points based on the institution’s ratio of long-term unsecured debt to domestic deposits; (ii) a possible increase from 0 to 22.5 basis points (the range of possible increase is larger based on the institution’s risk category) based on the institution’s ratio of secured debt to domestic deposits; and (iii) a possible adjustment from 0 to 10 basis points (there is no adjustment for institutions in the lowest risk category) based on the institution’s ratio of brokered deposits to domestic deposits and its related asset growth.
After all possible adjustments are taken into account, the new assessments for banks commencing in the second quarter of 2009 could fall in the following ranges: (i) from 7 cents to 24 cents per $100 of domestic deposits for the banks in the lowest risk category; (ii) from 17 cents to 43 cents per $100 of domestic deposits for the banks in the second risk category; (iii) from 27 cents to 58 cents per $100 of domestic deposits for the banks in the third risk category; and (iv) from 40 cents to 77.5 cents per $100 of domestic deposits for the banks in the fourth and highest risk category.
In addition, the FDIC announced on February 27, 2009 an interim rule pursuant to which it would be imposing an emergency special assessment of 20 cents per $100 of domestic deposits for all banks to be collected on September 30, 2009. The assessment base for the emergency special assessment would be the same as the assessment base for the second quarter risk-based assessment. The FDIC stated that this emergency special assessment is being imposed because recent and anticipated failures of banks have significantly increased losses to the DIF, resulting in a large decline in the DIF’s reserve ratio, which has reached its lowest level since 1993. In addition, the FDIC’s interim rule provides the FDIC with authority to impose additional emergency special assessments of up to 10 basis points if at the end of any quarter the FDIC determines that the DIF’s reserve ratio has fallen close to zero or negative.
The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the Financing Corporation is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current Financing Corporation annual assessment rate is 2.50 cents per $100 of deposits.
As of December 31, 2008, Doral Bank PR and Doral Bank NY had a DIF deposit base of approximately $4.2 billion and $75.5 million, respectively.
FDIC Temporary Liquidity Guarantee Program
As mentioned above, Doral Financial Corporation and its subsidiary depository institutions elected to opt-out of the Debt Guarantee Program. Doral Bank PR and Doral Bank NY have elected to participate in the Transaction Account Guarantee Program. The Transaction Account Guarantee Program provides for a temporary full guarantee by the FDIC for funds held at depository institutions in non-interest bearing transaction accounts (generally demand deposit checking accounts) above the existing $250,000 deposit insurance limit. This coverage became effective on October 14, 2008 and will terminate on December 31, 2009. Depository institutions that elected to participate will be subject to an annualized assessment of 10 cents per $100 of deposits in such non-interest bearing transaction accounts (above the existing deposit insurance limit of $250,000) commencing on November 13, 2008. This assessment is in addition to the deposit insurance assessments described above under “FDIC Insurance Assessments.”

Community Reinvestment
Under the Community Reinvestment Act (“CRA”), each insured depository institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for such institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications by the institution, including application for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Doral Bank PR and Doral Bank NY received ratings of satisfactory as of the most recent CRA report of the FDIC and the OTS, respectively.
Safety and Soundness Standards
Section 39 of the FDIA requires each federal banking agency to prescribe for all insured depository institutions that it supervises safety and soundness standards relating to internal control, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the federal banking agency deems appropriate. If an insured depository institution fails to meet any of the standards described above, it may be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If the depository institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the depository institution to correct the deficiency and, until it is corrected, may impose other restrictions on the depository institution, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.
Brokered Deposits
FDIC regulations adopted under FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above certain prevailing rates specified by regulation) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Doral Financial does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of its banking subsidiaries, which are currently well capitalized institutions.
As of December 31, 2008, Doral Bank PR had a total of approximately $2.6 billion of brokered deposits, compared to approximately $2.5 billion as of December 31, 2007. Doral Bank PR uses brokered deposits as a source of less costly funding. As of December 31, 2008, Doral Bank NY had a total of approximately $20.0 million of brokered deposits. Although Doral Bank NY did not have any brokered deposits as of December 31, 2007, it has had brokered deposits in the past. As of June 30, 2007, Doral Bank NY had approximately $17.7 million of brokered deposits. The brokered deposits were sold in the third quarter of 2007 in connection with the sale of Doral Bank NY’s branch network and related assets.
Federal Home Loan Bank System
Doral Bank PR is a member of the Federal Home Loan Bank (“FHLB”) system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Agency. The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB.
Doral Bank PR is a member of the FHLB of New York (“FHLB-NY”) and as such is required to acquire and hold shares of capital stock in the FHLB-NY for a certain amount, which is calculated in accordance with the requirements set forth in applicable laws and regulations. Doral Bank PR is in compliance with the stock ownership requirements of the FHLB-NY. All loans, advances and other extensions of credit made by the FHLB-NY to Doral Bank PR are secured by a portion of Doral Bank PR’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by Doral Bank PR.
Doral Bank NY is also a member of the FHLB-NY and is subject to similar requirements as those of Doral Bank PR described above.
Activity restrictions on state-chartered banks
Section 24 of the FDIA generally provides that state-chartered banks and their subsidiaries are limited in their investment and activities engaged in as principal to those permissible under state law and that are permissible to national banks and their subsidiaries, unless such investments and principal activities are specifically permitted by the FDIA or the FDIC determines that such activity or investment would pose no significant risk to the DIF and the banks are, and continue to be, in compliance with applicable capital standards.
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
Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Doral Financial believes that the cost of complying with Title III of the USA Patriot Act is not likely to be material to Doral Financial. As noted above, Doral Bank PR was subject to a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act. The order required Doral Bank PR, among other things, to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). The FDIC terminated the consent order on September 15, 2008. Since the Look Back Review was still ongoing, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covers the remaining portion of the Look Back Review. Please refer to Item 3. Legal Proceedings — Banking Regulatory Matters, for additional information regarding the terminated consent order relating to compliance with various provisions of the Bank Secrecy Act.
Puerto Rico Regulation
General
As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank PR is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the

Puerto Rico Banking Act of 1933, as amended (the “Banking Law”). Doral Bank PR is required to file reports with the Office of the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Office of the Commissioner and the FDIC conduct periodic examinations to assess Doral Bank PR’s compliance with various regulatory requirements. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement authorities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan and lease loss reserves for regulatory purposes.
Doral Bank PR derives its lending, investment and other powers primarily from the applicable provisions of the Banking Law and the regulations adopted thereunder. The Banking Law also governs the responsibilities of directors and officers of Puerto Rico banks, and the corporate powers, lending, capital and investment requirements and other activities of Puerto Rico banks. The Office of the Commissioner has extensive rulemaking power and administrative discretion under the Banking Law, and generally examines Doral Bank PR on an annual basis.
Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2008, Doral Bank PR’s reserve fund complied with the legal requirement.
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
Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of the Commissioner may permit from time to time. The Office of the Commissioner has permitted the inclusion of up to 50% of retained earnings. As of December 31, 2008, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $89.6 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2008, the lending limit for Doral Bank PR for loans secured by collateral worth at least 25% more than the amount of the loan was $149.3 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. There are also no restrictions under Section 17 on the amount of loans made by a Puerto Rico bank to the Government of the United States or the Commonwealth or to any municipality, instrumentality, authority or dependency of the United States or the Commonwealth.
Section 14 of the Banking Law authorizes Doral Bank PR to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank PR currently operates three subsidiaries, Doral Mortgage LLC, which engages in mortgage originations and related activities, Doral Money, Inc., which engages in the commercial and construction lending in the mainland United States, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of the real property securing an interim construction loan and the Company’s decision to continue the development of the residential housing project on a temporary basis. On July 1, 2008, Doral International, Inc., which was a subsidiary of Doral Bank PR licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico, was merged with and into Doral Bank PR in a transaction structured as a tax free reorganization. On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico.
The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Economic Development and Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Finance Board also has the authority to regulate the maximum finance charges on retail installment sales contracts and credit cards. Currently, there is no maximum interest rate that may be charged on installment sales contracts or credit cards.
On March 16, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent orders also prohibit Doral Financial and any of its non-banking affiliates, directly or indirectly, from entering into, participating, or in any other manner engaging in any covered transactions with its subsidiary banks, Doral Bank PR and Doral Bank NY. The consent order from the Office of the Commissioner was lifted on January 14, 2008, in a joint action with the FDIC. The consent order with the Federal Reserve remains in effect.
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
Savings banks, such as Doral Bank NY, that meet all applicable capital requirements may make a distribution without notice or an application in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income (net income less capital distributions) from the preceding two years; so long as the savings bank continues to satisfy applicable capital requirements after the distribution. If such a distribution would cause Doral Bank NY to fall below the well-capitalized requirement, a prior 30-day notice to the OTS would be required.
OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2008, the legal lending limit for Doral Bank NY under this regulation was approximately $2.3 million. Doral Bank NY’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY’s expanded aggregate legal lending limit under this provision was approximately $2.6 million as of December 31, 2008.

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
IBC Act
On July 1, 2008, Doral International, Inc., an international banking entity (“IBE”), subject to supervision, examination and regulation by the Commissioner of Financial Institutions under the International Banking Center Regulatory Act (the “IBC Act”), was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, in a transaction structured as a tax free reorganization.
On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico.
Under the IBC Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the Office of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBC Act and the regulations issued thereunder by the Office of the Commissioner limit the business activities that may be carried out in an IBE. Such activities are generally limited to persons and assets located outside of Puerto Rico. The IBC Act provides that every IBE must have not less than $300,000 in unencumbered assets or acceptable financial securities in Puerto Rico.
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

The provisions of the Mortgage Banking Law also require regulatory approval for the acquisition of more than 10% of Doral Financial’s outstanding voting securities. Please refer to “-Regulation and Supervision—Mortgage Origination and Servicing” above.
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
Insurance Operations
Doral Insurance Agency is registered as a corporate agent and general agency with the Office of the Commissioner of Insurance of Puerto Rico (the “Commissioner of Insurance”). Doral Insurance Agency is subject to regulation by the Commissioner of Insurance relating to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers. Doral Insurance Agency is subject to supervision and examination by the Commissioner of Insurance.
Changes to Legislation or Regulation
Changes to federal and local laws and regulations (including changes in interpretation and enforcement) can affect the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if adopted, may change laws and regulations and the Company’s operating environment. If adopted, some of these laws and regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings institutions, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and Puerto Rico authorities will continue and potentially increase.
For example, on February 25, 2009, President Obama called for a sweeping overhaul of Wall Street regulations, saying that big changes were necessary to avoid a repeat of the recent financial crises. It is not possible at this time to ascertain what changes will be proposed and finally adopted in connection with this proposed overhaul, and what effect, if any, these changes will have on the financial condition and results of operations of Doral Financial.
Recent Puerto Rico Legislation and Regulatory Developments
On August 9, 2008, the Governor of Puerto Rico signed into a law an amendment to the Puerto Rico Notarial Law pursuant to which the rules regarding the payment of the notarial tariff in public deeds (includes, among other things, deeds to purchase real estate and deeds to constitute mortgages over real estate) executed before a Notary Public in Puerto Rico were changed. Subject to certain limited exceptions, the amendment makes mandatory the charging of the notarial tariff and prohibits any agreement that provides that any portion of the notarial tariff may be reduced, waived or credited to other legal services provided. The required notarial tariff equals 1% of the amount involved in the transaction (up to a transaction amount of $500,000) and thereafter 1/2 of 1% of the amount involved in the transaction in excess of $500,000 (up to a transaction amount of $10.0 million). This amendment has led to an increase of the closing costs and fees payable by persons involved in real estate purchase and mortgage loan transactions in Puerto Rico, which in turn may lead to a reduction in the number of real estate purchase and mortgage loan transactions in Puerto Rico. In addition, this amendment may further make mortgage loan refinancings in Puerto Rico less sensitive to interest rate changes than mortgage loan refinancings in the United States.
Law Number 197 of December 14, 2007 (as later amended, “Law 197”) was enacted in Puerto Rico to provide tax incentives for certain housing unit purchases in order to stimulate the Puerto Rico construction industry and the Puerto Rico economy. Law 197 provided tax credits to financial institutions in connection with their financing of the following housing unit purchase transactions:
(i)	in connection with the purchase from a developer by an individual of a housing unit of new construction, a tax credit equal to 10% of the sales price of the housing unit up to a maximum credit of $15,000;

(ii)	in connection with the purchase from a developer by an individual of a housing unit of new construction that will be his or her principal residence (must be owned and used as such for a period of at least 3 years), a tax credit equal to 20% of the sales price of the housing unit up to a maximum credit of $25,000; and

(iii)	in connection with the purchase from an existing owner by an individual of an existing housing unit, a tax credit equal to 10% of the sales price of the housing unit up to a maximum credit of $10,000.
In order to qualify for the credit, a financial institution had to (i) reduce the amount of the credit to be received from the principal amount owed by the borrower under the mortgage loan provided in connection with the qualifying housing purchase, and (ii) submit a credit request form to the Puerto Rico Treasury Department together with certain additional documents and information. Law 197 provides that once the financial institution had filed all of the required information, the Puerto Rico Treasury Department Secretary had a period of 15 days to approve or deny the credit request, and that the credit would be approved if the Puerto Rico Treasury Department Secretary failed to act within the 15-day period.
The tax credits granted to financial institutions would be available for use to offset their income taxes in three installments: (i) the first installment being from January 1, 2008 to June 30, 2009; (ii) the second installment being from July 1, 2009 to December 31, 2010; and (iii) the third installment being from January 1, 2011 to June 30, 2012. The tax credits were freely transferable by the financial institutions, and the financial institutions could request a refund from the Puerto Rico Treasury Department if the tax credits could not be used or transferred within the time periods provided.
Law 197 established the following limitations in connection with the tax credit program:
(i)	in the case of housing units of new construction, the developers had to comply with certain requirements relating to qualifying the housing units available for sale under the tax credit program with the Puerto Rico Department of Consumer Affairs;

(ii)	in the case of the existing housing units, the owners interested in participating in the program had to qualify their units with the Puerto Rico Department of Consumer Affairs, and the total number of existing housing units that could be qualified was limited to 3,500;

(iii)	the purchase transaction of the new or existing housing units had to be completed on or before December 31, 2008; and

(iv)	the total amount of the tax credits available under Law 197 could not exceed $220.0 million.
On December 10, 2008, the Puerto Rico Treasury Department Secretary notified Puerto Rico financial institutions that the total amount of tax credits of $220.0 million available under Law 197 had been exhausted, and therefore no additional credits could be issued to financial institutions. Based on the fact that the Puerto Rico Treasury Department had not given sufficient advance notice of the fact that the amount of the tax credits was close to being exhausted, various Puerto Rico financial institutions, including Doral Financial, had closed mortgage loans in which the amount of the mortgage loan was reduced based on the expectation that the corresponding tax credit would be received once the required documentation was filed. In the case of Doral Financial, it had closed a total of 147 qualified mortgage loans that would have been eligible for additional tax credits in the amount of $3.4 million if the tax credits under Law 197 had not been exhausted.

Item 1A. Risk Factors.
The following discussion sets forth some of the more important risk factors that could materially affect Doral Financial’s results of operations and financial condition. Other factors that could affect Doral Financial’s business and operations are discussed in the “Forward-Looking Statements” section of this Annual Report on Form 10-K. However, factors besides those discussed below or elsewhere in this or other of Doral Financial’s reports filed with or furnished to the SEC, also could adversely affect Doral Financial. The reader should not consider any descriptions of such factors to be a complete set of all potential risks that could affect Doral Financial.
Risks Relating to Doral Financial’s Business
There can be no assurance that the actions of the U.S. government, U.S. Federal Reserve, U.S. Treasury and other government and regulatory bodies for the purpose of stabilizing the U.S. financial markets, or market response to those actions, will achieve the intended effect.
On October 3, 2008, the President of the United States signed into law the EESA. The legislation was the result of a proposal by then Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA provides the U.S. Treasury Secretary with the authority to use up to $700.0 billion to, among other things, inject capital into financial institutions and establish the Troubled Asset Relief Program, or TARP, to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purposes of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury Secretary announced a plan to use up to $250.0 billion of the $700.0 billion approved under the EESA to purchase senior preferred shares in financial institutions, including nine of the nation’s largest banks. The President of the United States also granted authority for the U.S. Treasury Secretary to get access to an additional $100.0 billion of the $700.0 billion approved under the EESA to buy difficult-to-price assets from financial institutions, bringing the total commitment under EESA to $350.0 billion. On November 12, 2008, then Treasury Secretary Paulson announced that the U.S. Treasury Department was abandoning its original strategy to purchase troubled assets from financial institutions through the use of TARP funds under the EESA.
In January 2009, the United States Congress effectively released the remaining $350.0 billion of TARP funds to the new Obama administration. On February 10, 2009, Treasury Secretary Timothy Geithner put forward a general description of a new Financial Stability Plan, including a revised approach to TARP. The new Financial Stability Plan may commit in excess of $2.0 trillion, from a combination of the remaining $350.0 billion in TARP funds, Federal Reserve funds and private-sector investments.
The new Financial Stability Plan includes: (i) new capital injections into banks than undergo a comprehensive stress test and need an additional capital buffer to help absorb losses; (ii) a new public-private investment fund to be started by the U.S. Treasury Department, along with the Federal Reserve and the FDIC, to assist in disposition of illiquid assets in the balance sheets of financial institutions (the plan initially seeks to leverage private capital with public funds on an initial scale of $500.0 billion, but potentially up to $1.0 trillion); (iii) an expansion of the previously announced TALF program from $200.0 billion to $1.0 trillion and the inclusion in such program of commercial mortgage-backed securities; and (iv) the commitment of $50.0 billion from the TARP for foreclosure mitigation programs (this is part of a much broader foreclosure mitigation program included in the Homeowner Affordability and Stability Plan discussed below).
On February 18, 2009, President Obama announced the administration’s Homeowner Affordability and Stability Plan that is designed to, among other things, assist homeowners unable to refinance their loans or struggling to meet their mortgage obligations. The proposed Homeowner Affordability and Stability Plan seeks to help these homeowners by providing: (i) access for borrowers to low-cost refinancing on conforming loans owned or guaranteed by FNMA or FHLMC; (ii) a $75.0 billion homeowner stability initiative to prevent foreclosures ; and (iii) additional commitments allowing the U.S. Treasury Department to purchase up to an additional $200.0 billion of preferred stock of FNMA and FHLMC and allowing FNMA and FHLMC to increase the size of their retained mortgage portfolios by $50.0 billion. The $75.0 billion homeowner stability proposal includes financial incentives to borrowers and servicers in connection with loan modifications, the development of national standards for loan modifications, and support for the modification of bankruptcy laws to allow bankruptcy judges to modify residential mortgage loans.
There can be no assurance, however, as to the actual impact that the EESA and the new financial stability plan will have on the financial markets, including the extreme levels of volatility and limited credit availability being experienced. The failure of the EESA and the new financial stability plan to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit.
In addition, the U.S. government, the Federal Reserve, the U.S. Treasury Department, the FDIC and other governmental and regulatory bodies have taken, or are considering taking, other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, financial condition, results to operations, or access to credit.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. During the second half of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access credit and on our business, financial condition and results of operations.
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
A loss may have to be accrued by Doral Financial with respect to a pending Lehman Brothers, Inc. claim.
Doral Financial and Doral Bank PR (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward TBA (“To-Be Announced”) agreements. LBI was placed in a SIPC liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holding Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.

The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million. The termination of the agreements caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. They also announced that they expect to have enough assets to cover customer claims but stated that they could not determine at this point what would be available to pay general creditors. Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. The fourth quarter also saw the continued decline in asset values and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Consolidated Statements of Financial Condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional information on the SIPC proceeding becomes available, Doral may need to accrue further losses or reverse losses already accrued.
The actual loss that may ultimately be incurred by Doral with respect to its pending LBI claim may have a significant adverse impact on the Company’s results of operations.
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
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We expect to face increased regulation of our industry, including as a result of the EESA and the new financial stability plan. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•	The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecast of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the processes.

•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government sponsored entities) on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

•	The FDIC has already increased the amount of the assessments that we will have to pay on our insured deposits during 2009 because market developments have led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn has led to a depletion of the insurance fund of the FDIC and a reduction of the ratio of reserves to insured deposits. In addition, the FDIC announced on February 27, 2009 an interim rule pursuant to which it would be imposing an emergency special assessment of 20 cents per $100 of domestic deposits for all banks to be collected on September 30, 2009. We may be required to pay in the future significantly higher FDIC assessment on our deposits if market conditions do not improve or if market conditions deteriorate.

•	Higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable. In particular, there is legislation pending in the U.S. Congress that would allow a Chapter 13 bankruptcy plan to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset debtor interest rate and monthly payments to an amount that permits them to remain in their homes.
We have experienced declines in the market value of some of our assets.
Some of our mortgage-backed and other investments have experienced declines in their market values as a result of adverse market conditions. A decline in the market value of our mortgage-backed securities and other assets may require us to recognize an other-than-temporary impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold assets to maturity or for a period of time sufficient to allow for recovery of the amortized cost of such assets. If such a determination were made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted amortized cost of such assets at the time of sale.
Doral Financial’s business is concentrated in Puerto Rico and continued weakness of P.R. economy may continue to adversely affect Doral Financial.
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
Since 2006, the P.R. economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board on February 9, 2009, Puerto Rico real gross national product decreased 1.8% during the fiscal year ended June 30, 2007. The preliminary figures for the fiscal year ended June 30, 2008 are that the Puerto Rico gross national product decreased by 2.5%. As reported by the Puerto Rico Planning Board, the growth deceleration during fiscal year 2008 constitutes the sharpest economic reduction since fiscal year 1983.
The Puerto Rico Planning Board expects that recessionary conditions will continue in Puerto Rico during the fiscal years ending in June 30, 2009 and 2010. During fiscal year 2009 the projection is a reduction in real gross national product of 3.4%, and during fiscal year 2010 the projection is a reduction in real gross national product of 2.0%.

The continued adverse economic conditions in Puerto Rico, the recessionary conditions in the United States, as well as increased uncertainty in the credit and real estate markets may also have an adverse effect on the credit quality of the Company’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Company.
Deteriorating credit quality particularly in real estate loans has adversely impacted Doral Financial and may continue to adversely impact Doral Financial.
Doral Financial has experienced a downturn in credit performances during 2007 and 2008, and the Company expects credit conditions and the performance of its loan portfolio to continue to deteriorate in the near future. Construction loans to finance residential or commercial projects involve greater credit risk than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. The properties securing these loans are also harder to dispose of in foreclosure. Increases in the allowance for loan and lease losses may be necessary in the future. Accordingly, a decrease in the quality of Doral Financial’s credit portfolio could have a material adverse effect on Doral Financial’s earnings and results of operations.
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
The hedging transactions that the Company enters into may not be effective in managing the exposure to interest rate risk.
The Company uses derivatives, to a limited extent, to manage part of its exposure to market risk caused by changes in interest rates. The derivative instruments that the Company may use also have their own risks, which include: (i) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and funding and/or hedge cost; (ii) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (iii) legal risk, which is the risk that the Company is unable to enforce the terms of such instruments. All or any of these risks could expose the Company to losses.
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect Doral Financial’s financial statements. Three of Doral Financial’s most critical estimates are the level of the allowance for loan and lease losses, the valuation of mortgage servicing rights and the amount of its deferred tax asset. Due to the inherent nature of these estimates Doral Financial cannot provide absolute assurance that it will not significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, nor that it will not recognize a significant provision for impairment of its mortgage servicing rights. If Doral Financial’s allowance for loan and lease losses is not adequate, Doral Financial’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, Doral Financial may increase its allowance for loan and lease losses, which could have a material adverse effect on its capital and results of operations. For more information on the sensitivity of these estimates, please refer to the Critical Accounting Policies section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations Section of this Annual Report on Form 10-K.
As of December 31, 2008, Doral Financial had a deferred tax asset of approximately $120.8 million. The deferred tax asset is net of a valuation allowance of $388.5 million. The realization of Doral Financial’s deferred tax asset ultimately depends on the existence of sufficient taxable income to realize the value of this asset. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that Doral Financial will be required to record adjustments to the valuation allowance in future reporting periods. Doral Financial’s results of operations would be negatively impacted if it determines that increases to its deferred tax asset valuation allowance are required in a future reporting period. For additional information on Doral Financial’s deferred tax asset please refer to the information under the Caption “Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Section” of this Annual Report on Form 10-K.
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
A loan that does not comply with these representations and warranties may take longer to sell, may impact Doral Financial’s ability to obtain third-party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before Doral Financial detects a non-compliance, Doral Financial may be obligated to repurchase the loan and bear any associated loss directly, or Doral Financial may be obligated to indemnify the purchaser against any such loss, either of which could reduce Doral Financial’s cash available for operations and liquidity. The Company’s current management team believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but no assurance can be given that mistakes will not be made, or that certain employees will not deliberately violate the Company’s lending policies. Doral Financial seeks to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. Doral Financial does not have a reserve on its financial statements for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be significant. Doral Financial cannot assure however, that losses associated with defective loans will not adversely impact its results of operations or financial condition. Please refer to “Liquidity and Capital Resources” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
Doral Financial is exposed to credit risk from mortgage loans held pending sale and mortgage loans that have been sold subject to recourse arrangements.
Doral Financial is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, Doral Financial retained, through recourse arrangements, part of the credit risk on sales of mortgage loans that did not qualify for GNMA, FNMA or FHLMC sale or exchange programs and consequently may suffer losses on these loans. Doral Financial suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of the related property.
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
Unforeseen disruptions in the brokered deposits market could compromise Doral Financial’s liquidity position.
A relatively large portion of Doral Financial’s funding is retail brokered deposits issued by Doral Bank PR. Total brokered deposits as of December 31, 2008 for Doral Financial were $2.7 billion. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect Doral Financial’s ability to fund a portion of its operations and/or meet obligations.
Adverse credit market conditions may affect Doral Financial’s ability to meet its liquidity needs.
The credit markets have recently been experiencing extreme volatility and disruption. In the second half of 2008, the volatility and disruptions reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity of certain issuers.
Doral Financial needs liquidity to, among other things, pay its operating expenses, interest on its debt and dividends on its preferred stock, maintain its lending activities and replace certain maturing liabilities. Without sufficient liquidity, Doral Financial may be forced to curtail its operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and Doral Financial’s credit capacity. Doral Financial’s cash flows and financial condition could be materially affected by continued disruptions in the financial markets.

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
Competition with other financial institutions could adversely affect the profitability of Doral Financial‘s operations.
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
Doral Financial operates within a highly regulated industry and its business and results are significantly affected by the regulations to which it is subject; Changes in statutes and regulations could adversely affect Doral Financial.
Doral Financial operates within a highly regulated environment. The regulations to which the Company is subject will continue to have a significant impact on the Company’s operations and the degree to which it can grow and be profitable. Certain regulators which supervise the Company have significant power in reviewing the Company’s operations and approving its business practices. These powers include the ability to place limitations or conditions on activities in which the Company engages or intends to engage. Particularly in recent years, the Company’s businesses have experienced increased regulation and regulatory scrutiny, often requiring additional Company resources.
On February 25, 2009, President Obama called for a sweeping overhaul of Wall Street regulations, saying that big changes were necessary to avoid a repeat of the recent financial crises. It is not possible at this time to ascertain what changes will be proposed and finally adopted in connection with this proposed overhaul, and what effect, if any, these changes will have on the financial condition and results of operations of Doral Financial.
Any change in regulation, whether by regulators or as a result of legislation enacted by the United States Congress or by the Puerto Rico Legislature, or in the way such statutory or regulatory requirements are interpreted or enforced, could have an adverse impact on Doral Financial’s operations and profitability.
Damage to Doral Financial’s reputation could damage Doral Financial’s businesses.
Maintaining a positive reputation for Doral Financial is critical to Doral Financial attracting and maintaining customers, investors and employees. Damage to its reputation can therefore cause significant harm to the Company’s business and prospects. Harm to the Company’s reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, negative publicity regarding the Company, whether or not true, may also result in harm to the Company’s prospects.
Doral Financial and its banking subsidiaries are subject to the supervision and regulation of various banking regulators and have entered into consent orders with these regulators, and these regulators could take action against the Company or its banking subsidiaries.
As a regulated financial services firm, Doral Financial’s good standing with its regulators is of fundamental importance to the continuation and growth of its businesses. Doral Financial is subject to supervision and regulation by the Federal Reserve and the Office of the Commissioner, Doral Bank PR is subject to supervision and regulation by the FDIC and the Office of the Commissioner and Doral Bank NY is subject to supervision and regulation by the OTS and the FDIC.
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
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect Doral Financial’s financial statements.
Doral Financial’s financial statements are subject to the application of Generally Accepted Accounting Principles in the United States (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time Doral Financial is required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (the “FASB”). Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is generally disclosed in Doral Financial’s annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are still subject to change. It is possible that future accounting standards that Doral Financial is required to adopt could change the current accounting treatment that Doral Financial applies to its consolidated financial statements and that such changes could have a material adverse effect on Doral Financial’s financial condition and results of operations.
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
Doral Financial may be required to advance significant amounts to cover the legal expense of its former officers and directors.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
Doral Financial maintains its principal administrative and executive offices in an office building known as the Doral Financial Plaza, located at 1451 Franklin D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $48.4 million. The building is subject to a mortgage in the amount of $40.3 million.
During 2007, Doral Financial consolidated its operations, including the administrative offices of Doral Bank PR, in the Doral Financial Plaza. Prior to the consolidation of operations in the Doral Financial Plaza, Doral Bank PR maintained its administrative offices on three floors owned by Doral Bank PR in a commercial office condominium known as the Doral Bank Plaza, located at 33 Resolution Street in San Juan, Puerto Rico adjacent to the Doral Financial Plaza. The three floors consist of approximately 18,000 square feet per floor at an aggregate total cost of approximately $13.0 million. During 2008, Doral Bank PR sold approximately 23% of the three floors total area at an aggregate cost of $2.8 million for the price of $3.4 million. Approximately 8,318 square feet are leased to tenants unrelated to Doral Bank PR.
In addition, Doral Financial maintains 41 retail banking branches in Puerto Rico at which mortgage origination offices are co-located, except for an additional single mortgage origination office leased by Doral Financial from third parties. Of the properties on which the 41 branch locations are located, 10 properties are owned by Doral Financial and 31 properties are leased by Doral Financial from third parties.
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
Item 3. Legal Proceedings.
Doral Financial and its subsidiaries are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business, including employment related matters. Management believes, based on the opinion of legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition or results of operations of Doral Financial.
Since 2005, Doral Financial became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement.
Lawsuits
On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 20, 2005, plaintiff filed three amended complaints. The suit, as amended, concerns a divorce settlement entered by a the former chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (“RICO”) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided. On March 6, 2008, the plaintiff and the defendants entered into a settlement agreement to dismiss the case in exchange for the defendants agreeing not to seek attorneys’ fees and costs from the plaintiff. The case was dismissed with prejudice on March 14, 2008.
In addition, on October 14, 2005, the Company and certain former officers and directors of the Company were named as defendants in an action brought by an individual plaintiff filed in the U.S. District Court for the Southern District of New York, alleging violations of federal securities laws and various Kentucky state laws based on making allegedly materially false and misleading statements concerning Doral’s financial results, allegedly failing to disclose material information concerning the valuation of the company’s IOs, and allegedly misleading the plaintiff as to the Company’s vulnerability to interest rate increases. Plaintiff sought compensatory damages in the amount of $292,000 for losses the plaintiff allegedly incurred in connection with Doral Financial securities purchased between January 19, 2005 and March 18, 2005, as well as unspecified punitive damages, interest, costs and other expenses. On March 11, 2008, Doral and the plaintiff entered into an agreement to settle all claims in the case, and on March 13, 2008, the plaintiff filed with the court a notice of voluntary dismissal with prejudice of all claims against all defendants.
On September 14, 2007, a service provider filed a Demand for Arbitration before the American Arbitration Association alleging that Doral Financial failed to pay for services and comply with the terms of a written agreement. This service provider was requesting payment of its monthly service charges and its investment in equipment and software to perform the Data Processing Service Agreement it entered into with the Company which totaled approximately $4.7 million. This action was settled during the third quarter of 2008. Management had previously reserved for this action, therefore there was no adverse effect on the Company’s financial statements as a result of the settlement for the year ended December 31, 2008.
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
Lehman Brothers Transactions
Doral Financial Corporation and Doral Bank PR (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward TBA (“To-Be Announced”) agreements. LBI was placed in a Securities Investor Protection Corporation

(“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million. The termination of the agreements caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. They also announced that they expect to have enough assets to cover customer claims but stated that they could not determine at this point what would be available to pay general creditors. Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. The fourth quarter also saw the continued decline in asset values and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by SFAS 5, and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Consolidated Statements of Financial Condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional information on the SIPC proceeding becomes available, Doral may need to accrue further losses or reverse losses already accrued.
The actual loss that may ultimately be incurred by Doral with respect to its pending LBI claim may have a significant adverse impact on the Company’s results of operations.
Banking Regulatory Matters
On March 16, 2006, Doral Financial entered into a consent cease and desist order with the Federal Reserve. The mutually agreed upon order required Doral Financial to conduct reviews of its mortgage portfolio, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent order contains restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with its banking subsidiaries, without the prior approval of the Federal Reserve. The consent order restricts Doral Financial from receiving dividends from the banking subsidiaries without the approval of the respective primary banking regulatory agency. Doral Financial is also required to request permission from the Federal Reserve for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date and requires Doral Financial and Doral Bank PR to submit plans regarding the maintenance of minimum levels of capital and liquidity. Doral Financial has complied with these requirements and no fines or civil money penalties were assessed against the Company under the order.
Effective January 14, 2008 and in recognition of the corrective actions taken, the FDIC and the Office of the Commissioner terminated a cease and desist order that had been entered by these regulatory agencies with Doral Bank PR on March 16, 2006 (the “Former Order”). The Former Order was similar to the consent order of Doral Financial with the Federal Reserve described above, and related to safety and soundness issues in connection with the announcement by Doral Financial in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004. Under the terms of the Former Order, Doral Bank PR could not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with, Doral Financial or its subsidiaries, without the prior approval of the FDIC and the Office of the Commissioner.
On October 23, 2006, Doral Bank PR entered into a Memorandum of Understanding (“MOU”) with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the National Flood Insurance Act (as amended). Additionally, in connection with the deficiencies related to the data reporting requirements of the Home Mortgage Disclosure Act, Doral Bank PR paid $12,000 of civil monetary penalties. Doral Bank PR also was required to pay civil monetary penalties of $125,000 to the FDIC related to the deficiencies in compliance with the National Flood Insurance Act as a result of deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance. On November 24, 2008, the FDIC terminated this MOU.

As a result of an examination conducted during the third quarter of 2008, the FDIC has notified Doral Bank PR that it was likely that civil monetary penalties of approximately $37,000 would be assessed related to deficiencies in compliance with the National Flood Insurance Act as a result of flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtain flood insurance in a timely manner. The aforementioned amount in civil monetary penalties is estimated and subject to a final determination from the FDIC.
On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the BSA. The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and the Recapitalization. The order replaced the MOU with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order required Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (a “BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order further required Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance, OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also required Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). On September 15, 2008, the FDIC terminated this consent order. Since the Look Back Review was still ongoing, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covers the remaining portion of the Look Back Review.
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
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.
PART II
Item 5. Market for Registrant‘s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Doral Financial’s common stock, $0.01 par value per share (the “Common Stock”), is traded and quoted on the New York Stock Exchange (“NYSE”) under the symbol “DRL.”
The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices. All share price and dividend per share information has been adjusted to reflect a 1-for-20 reverse stock split effective August 17, 2007.

	Calendar	Price Range
Year	Quarter	High	Low

2008	4th	$11.48	$5.10
	3rd	17.80	10.90
	2nd	24.03	13.54
	1st	22.42	17.53

2007	4th	$24.88	$15.50
	3rd	32.35	12.78
	2nd	37.80	20.00
	1st	55.80	24.20
As of February 27, 2009, the approximate number of record holders of Doral Financial’s Common Stock was 169, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $3.50 per share.
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
Under an existing consent order with the Federal Reserve, Doral Financial is restricted from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date. For the years ended December 31, 2008 and 2007, Doral Financial received permission from the Federal Reserve to pay all of the regular monthly cash dividends on the Preferred Stock and the quarterly cash dividends on the Convertible Preferred Stock, but cannot provide assurance that it will receive approval for the payment of such dividends in the future.
On March 16, 2006, Doral Bank PR entered into a cease and desist order with the FDIC and the Commissioner that, among other things, provided that Doral Bank PR could not pay any dividends to Doral Financial without the prior approval of the FDIC and the Office of the Commissioner. This cease and desist order was terminated by the FDIC and the Office of the Commissioner on January 14, 2008.
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
For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to the information included in Part III, Item 12 of this Annual Report on Form 10-K, which is incorporated by reference from the 2009 Proxy Statement, and to Note 34, “Stock Options Plans” of the consolidated financial statements of Doral Financial, which are included as an Exhibit in Part IV, Item 15 of this Annual Report on Form 10-K.
No sales of unregistered securities were made by Doral Financial during 2008.
No purchases of Doral Financial’s equity securities were made by or on behalf of Doral Financial during the fourth quarter of 2008.

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
The following performance graph compares the yearly percentage change in Doral Financial’s cumulative total stockholder return on its common stock to that of the Center for Research in Security Prices, Graduate School of Business, the University of Chicago (“CRSP”) NYSE Market Index (U.S. Companies) and the CRSP Index for NYSE Depository Institution Stocks (SIC 6000-6099 U.S. Companies) (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2003 in each of Doral Financial’s common stock, the NYSE Market Index (U.S. Companies) and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of Doral Financial’s common stock.

Item 6. Selected Financial Data.
The following table sets forth certain selected consolidated financial data as of the dates and for the periods indicated. This information should be read in conjunction with Doral Financial’s consolidated financial statements and the related notes thereto.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except for share data)
Selected Income Statement Data:
Interest income	$524,674	$578,960	$821,895	$947,779	$722,709
Interest expense	347,193	424,619	620,505	667,182	385,086

Net interest income	177,481	154,341	201,390	280,597	337,623
Provision for loan and lease losses	48,856	78,214	39,829	22,369	10,384

Net interest income after provision for loan and lease losses	128,625	76,127	161,561	258,228	327,239

Net gain (loss) on mortgage loan sales and fees	13,112	2,223	(34,456)	52,131	83,585
Investment activities	25,082	(125,205)	(64,896)	(44,204)	(99,722)
(Loss) gain on extinguishment of liabilities	—	(14,806)	(4,157)	2,000	—
Servicing (loss) income	(7,700)	20,687	6,904	16,715	(18)
Commissions, fees and other income	49,035	41,704	37,378	35,906	32,333

Total non-interest income (loss)	79,529	(75,397)	(59,227)	62,548	16,178

Non-interest expenses	240,412	303,492	374,342	288,493	214,114

(Loss) income before income taxes	(32,258)	(302,762)	(272,008)	32,283	129,303
Income tax expense (benefit) (1)	286,001	(131,854)	(48,107)	19,091	(85,491)

Net (loss) income	$(318,259)	$(170,908)	$(223,901)	$13,192	$214,794

Net (loss) income attributable to common shareholders	$(351,558)	$(204,207)	$(257,200)	$(20,107)	$181,495

Cash Dividends Declared:
Common stock	$—	$—	$8,634	$66,914	$64,744

Preferred stock	$33,299	$33,299	$33,299	$33,299	$33,299

Per Common Share Data:
Basic:
Net (loss) income	$(6.53)	$(7.45)	$(47.66)	$(3.73)	$33.64

Diluted:
Net (loss) income	$(6.53)	$(7.45)	$(47.66)	$(3.73)	$32.68

Dividends per common share	$0.00	$0.00	$1.60	$12.40	$12.00
Book value per common share	$6.17	$14.37	$61.17	$106.86	$131.85
Weighted — Average Common Shares Outstanding:
Basic	53,810,110	27,415,242	5,397,057	5,396,351	5,395,385
Diluted	53,810,110	27,415,242	5,397,057	5,396,352	5,553,502
Common shares outstanding at end of period	53,810,110	53,810,110	5,397,412	5,395,512	5,395,443
Selected Balance Sheet Data:
Cash and cash equivalents	$187,517	$789,169	$1,145,861	$1,546,502	$2,535,726
Securities held for trading	251,877	276,462	183,805	388,676	489,070
Securities available for sale	3,429,151	1,921,940	2,408,686	4,631,573	4,982,508
Securities held to maturity	—	—	2,082,937	2,099,694	2,301,695
Total loans(2)	5,506,303	5,344,756	5,159,027	7,800,155	6,670,206
Servicing assets, net	114,396	150,238	176,367	150,576	123,586
Total assets	10,138,867	9,304,378	11,856,424	17,298,749	17,839,376
Deposit accounts	4,402,772	4,268,024	4,250,760	4,237,269	3,643,080
Securities sold under agreements to repurchase	1,907,447	1,444,363	3,899,365	6,054,598	6,305,163
Advances from Federal Home Loan Bank (FHLB)	1,623,400	1,234,000	1,034,500	969,500	1,294,500
Other short-term borrowings	351,600	—	—	—	—
Loans payable	366,776	402,701	444,443	3,578,230	3,638,507
Notes payable	276,868	282,458	923,913	965,621	1,095,977
Total liabilities	9,233,696	7,957,671	10,953,020	16,148,940	16,554,759
Stockholders’ equity	905,171	1,346,707	903,404	1,149,809	1,284,617
Operating Data:
Loan production	$1,328,000	$1,332,000	$2,017,000	$5,480,000	$5,466,000
Loan servicing portfolio(3)	$9,460,000	$10,073,000	$11,997,000	$9,803,000	$9,209,000
Selected Financial Ratio(4)
Performance:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except for share data)
Net interest margin	1.89%	1.60%	1.41%	1.56%	2.51%
Efficiency ratio	83.93%	167.76%	211.80%	75.14%	62.63%
Return on average assets	(3.11%)	(1.63%)	(1.47%)	0.07%	1.50%
Return on average common equity	(56.27%)	(40.25%)	(59.25%)	(3.04%)	30.20%
Dividend payout ratio for common stock	—	—	(3.36%)	(332.44%)	36.72%
Average common equity to average assets	6.11%	4.83%	2.84%	3.51%	4.21%
Capital:
Leverage ratio	7.59%	10.80%	4.54%	5.54%	6.78%
Tier 1 risk-based capital ratio	13.80%	16.52%	10.30%	11.69%	14.40%
Total risk-based capital ratio	17.07%	17.78%	13.70%	12.69%	14.77%
Asset quality:
Non-performing loans to total loans (excluding GNMA defaulted loans)	13.19%	11.91%	7.36%	2.57%	1.97%
Non-performing assets to total assets	7.73%	7.25%	3.47%	1.25%	0.84%
Allowance for loan and lease losses to total loans receivable	2.51%	2.47%	1.94%	1.39%	1.18%
Allowance for loan and lease losses to non-performing loans (excluding loans held for sale)	18.45%	19.75%	21.58%	140.99%	76.86%
Net charge-offs to average loans receivable	0.80%	0.50%	0.23%	0.39%	0.23%
Recoveries to charge-offs	2.37%	3.73%	9.71%	7.39%	8.47%

(1)	See Note 28 of the consolidated financial statements for an explanation of the computation of income tax benefit and expense.

(2)	Includes loans held for sale.

(3)	Represents the total portfolio of loans serviced for third parties. Excludes $4.3 billion, $3.7 billion, $3.3 billion, $5.9 billion and $5.1 billion of mortgage loans owned by Doral Financial at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(4)	Average balances are computed on a daily basis.
Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004 are as follows:

Year ended December 31,
	2008	2007	2006	2005	2004
Ratio of Earnings to Fixed Charges
Including Interest on Deposits	(A)	(A)	(A)	1.05x	1.33x
Excluding Interest on Deposits	(A)	(A)	(A)	1.06x	1.42x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	(A)	(A)	(A)	(B)	1.27x
Excluding Interest on Deposits	(A)	(A)	(A)	(B)	1.33x

(A)	During 2008, 2007 and 2006, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. The Company would have had to generate additional earnings of $28.9 million, $243.8 million and $312.5 million, to achieve ratios of 1:1 in 2008, 2007 and 2006, respectively.

(B)	During 2005, earnings were not sufficient to cover preferred dividends and the ratio was less than 1:1. The Company would have had to generate additional earnings of $49.2 million to achieve a ratio of 1:1 in 2005.
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
The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31, of each of the five years in the period ended December 31, 2008 is set forth below.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Long-term obligations	$3,459,246	$2,885,164	$4,834,163	$9,774,714	$7,636,373
Cumulative preferred stock	$345,000	$345,000	$345,000	$345,000	$345,000
Non-cumulative preferred stock	$228,250	$228,250	$228,250	$228,250	$228,250

Item 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Doral Financial and its subsidiaries. This MD&A is provided as a supplement to and should be read in conjunction with Doral Financial’s consolidated financial statements and the accompanying notes. The MD&A includes the following sections:
OVERVIEW OF RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2008.
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
CONSOLIDATED RESULTS: Provides an analysis of the consolidated results of operations for 2008 compared to 2007, and 2007 compared to 2006.
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
OVERVIEW OF RESULTS OF OPERATIONS
Net loss for the year ended December 31, 2008 amounted to $318.3 million, compared to net losses of $170.9 million and $223.9 million for the years 2007 and 2006, respectively. Compared to 2007, Doral Financial’s 2008 financial performance showed improvement, on a pre-tax basis, of $270.5 million mainly driven by (1) an increase of $23.2 million in net interest income to $177.5 million principally related to a significant decline in interest expense; (2) a reduction of $29.4 million in provision for loan and lease losses; (3) an increase in non-interest income of $154.9 million to $79.5 million, associated to (i) an increase in gains from mortgage loan sales, retail banking fees and insurance agency commissions; (ii) an increase in gain from trading activities which offset the reduction in servicing income, net of mark-to-market adjustments; and (iii) a significant reduction in losses from investment securities; and (4) a reduction of $63.1 million in non-interest expense to $240.4 million, associated primarily to decreases in compensation and benefits and professional services expenses. These pre-tax improvements were offset by the recognition of an income tax expense of $286.0 million for 2008 compared to an income tax benefit of $131.9 million for the corresponding 2007 period, primarily related to an increase of $301.2 million in the deferred tax asset valuation allowance during 2008. This resulted in an increase of $147.4 million during 2008 in the Company’s after tax loss to $318.3 million when compared to 2007 results.
Important factors impacting the Company’s financial results for the year ended December 31, 2008 included the following:
•	Net loss for the year ended December 31, 2008 was $318.3 million, compared to net losses of $170.9 million and $223.9 million for the years 2007 and 2006, respectively. After the payment of preferred stock dividends, there was a net loss attributable to common shareholders of $351.6 million for the year ended December 31, 2008, compared to a net loss attributable to common shareholders of $204.2 million and $257.2 million for the years ended 2007 and 2006, respectively.

•	Diluted loss per share for the year ended December 31, 2008 was $6.53, compared to a diluted loss per share of $7.45 and $47.66 for the years ended December 31, 2007 and 2006, respectively.

•	Net interest income for the year ended December 31, 2008 was $177.5 million, compared to $154.3 million and $201.4 million for the years ended December 31, 2007 and 2006, respectively. The increase of $23.2 million in net interest income for 2008, compared to 2007, was mainly related to the decrease of $77.4 million in interest expense partially offset by the decrease in interest income of $54.3 million. The reduction in interest expense was principally related to (i) a $44.5 million reduction associated with the interest expense of securities sold under agreement to repurchase; (ii) a $14.5 million reduction in deposits costs as a result of the repositioning of the Company’s deposits products and the general decline in interest rates; and (iii) a reduction of $32.7 million in borrowing costs also associated with the repayment of $625.0 million in senior notes in July 2007 and the general decline in interest rates. The decline in interest expense was partially offset by a decrease in interest income primarily related to the reduction of $1.6 billion in the average balance of investment securities and other interest earning assets, primarily money markets. Average interest earning assets decreased from $9.6 billion for the year ended December 31, 2007 to $9.4 billion for the year ended December 31, 2008, while the average interest bearing-liabilities decreased from $8.7 billion to $8.3 billion, respectively. The growth in interest earning assets net of interest bearing liabilities, was partially funded by the $610.0 million from the recapitalization of the Company during 2007, and resulted in a reduction on the Company’s leverage. This reduction in leverage, along with the decline in cost of funds, resulted in an expansion in the net interest margin from 1.60% for 2007 to 1.89% for 2008 (see Tables A and B below for information regarding the Company’s net interest income).

•	The provision for loan and lease losses for the year ended December 31, 2008 was $48.9 million, compared to $78.2 million and $39.8 million for 2007 and 2006, respectively. The decrease in the provision is mostly driven by a reduction of $50.2 million in delinquencies in the Company’s construction loan portfolio during 2008 which has attributed to higher losses in recent years, partially offset by the impact of increased delinquencies in the Company’s residential mortgage and commercial loan portfolios. Non-performing loans as of December 31, 2008 increased by $85.4 million, or 13%, compared to December 31, 2007, while they increased by $258.9 million, or 69%, in the corresponding preceding period.

•	Non-interest income for the year ended December 31, 2008 was $79.5 million, compared to non-interest loss of $75.4 million and $59.2 million in 2007 and 2006, respectively. Non-interest income performance for the year ended December 31, 2008, compared to 2007, was primarily driven by (i) an increase of $10.9 million in gain on mortgage loans sales and fees, principally related to the increase of $140.7 million in loan sales and securitization; (ii) an increase of $57.7 million in income from trading activities principally related to the Company’s U.S. Treasury investments which serve as an economic hedge to the Company’s mark-to-market risk in its mortgage servicing rights and to positive marks related to the Company’s IO investments; (iii) a $ 92.6 million reduction in losses from investment securities principally related to a significant charge in 2007 associated with the Company’s balance sheet restructuring which was partially offset by a charge of $4.2 million on investment securities associated with the termination of the agreements the Company had with LBI after the filing for bankruptcy of its parent Lehman Brothers Holding, Inc., during the third quarter of 2008 (please refer to Note 15 for additional information); (iv) a reduction of $28.4 million in servicing income due to the reduction in market value of the Company’s mortgage servicing rights due to the general decline in interest rates; (v) a $6.9 million increase in retail banking fees and commissions due to an increase is customer transactions and a re-pricing of fees charged; (vi) a $1.7 million increase in insurance agency commissions due to increase volume of policies written for mortgage customers; partially offset by a $1.4 million decrease in other income as 2007 included the gain-on-sale of its New York branches partially offset by a 2008 gain of $5.2 million from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreements.
•	Non-interest expense for the year ended December 31, 2008 was $240.4 million, compared to $303.5 million and $374.3 million for the years ended December 31, 2007 and 2006 respectively. Compared to 2007, the reduction of $63.1 million, or 21%, in non-interest expenses for 2008 was driven by the elimination of expenses associated with 2007 recapitalization and reorganization efforts and the cost control measures implemented by the Company during 2008. The elimination of expenses and cost control measures impacted principally expenses associated with compensation and benefits by $48.1 million and professional services by $31.5 million. These reductions were partially offset by a provision for claim receivable of $21.6 million and increases in the Company’s communication expenses of $2.9 million, mainly associated to an increase in fee income of $3.4 million in ATH and VISA debit card activity.

•	For the year ended December 31, 2008, Doral Financial reported an income tax expense of $286.0 million, compared to an income tax benefit of $131.9 million and $48.1 million for the years ended December 31, 2007 and 2006, respectively. The recognition of an income tax expense for 2008 was related to the increase of $301.2 million in the valuation allowance driven by the fact that, in the fourth quarter of 2008, the Company was unable to meet the projected income, due primarily to a reduction in net interest income and increases in the provision for loan and lease losses. During the fourth quarter of 2008, the Company took action which prioritized safety of principal and liquidity over returns causing a drop in its net interest income which contributed in a fourth quarter pre-tax loss.

•	For the year ended December 31, 2008, the Company had other comprehensive loss of approximately $90.1 million, compared to other comprehensive income of $73.8 million and $18.5 million for the years ended December 31, 2007 and 2006, respectively. The other comprehensive loss for the year ended December 31, 2008 was mainly driven by the reduction in value of the Company’s private label CMO’s as a result of the price movement on these securities that has been affected by the conditions of the U.S. financial markets, specially the non-agency mortgage market. Other comprehensive income recognized during 2007 resulted from the realization of the losses reflected in the Company’s accumulated other comprehensive loss (net of income tax benefit) at December 31, 2007, as a result of the sale of the $1.9 billion in available for sale investment securities during the third quarter of 2007. As of December 31, 2008, the Company’s accumulated other comprehensive loss (net of income tax benefit) was $123.2 million, compared to $33.1 million and $106.9 million as of December 31, 2007 and 2006, respectively.

•	Doral Financial’s loan production for the year ended December 31, 2008 was $1.3 billion, compared to $1.3 billion for 2007. The production remained steady during 2008 when compared to 2007. The lack of growth in Doral Financial’s loan production for 2008 was primarily the result of (i) tighter commercial and consumer underwriting standards, (ii) the decision to cease financing construction of new housing projects in Puerto Rico, and (iii) changes in laws and regulations, such as the recent amendment to the Puerto Rico Notary Law that led to an increase of the closing costs and fees payable by persons involved in real estate purchase and mortgage loan transactions in Puerto Rico, which in turn led to a reduction in the number of real estate purchase and mortgage loan transactions in Puerto Rico.

•	Total assets as of December 31, 2008 were $10.1 billion, compared to $9.3 billion as of December 31, 2007. The increase in total assets during 2008 was principally due to an increase in the Company’s securities portfolio of $1.5 billion as a result of a Company’s plan to increase its earning assets by $1.0 billion during 2008. The increase in assets was partially offset by a reduction of $718.1 million in money markets and securities purchased under agreements to resell and $272.0 million in the deferred tax asset. Total liabilities as of December 31, 2008 were $9.2 billion, compared to $8.0 billion as of December 31, 2007. The increase in liabilities resulted from the increase in borrowings used to finance the purchase of the securities. During the third quarter of 2008, the Company reduced its assets and liabilities by $0.5 billion, associated with the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with Lehman Brothers, Inc. (“LBI”) as a result of the SIPC liquidation proceedings as of September 19, 2008.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Doral Financial undertook the remediation efforts that were set forth in 2007 in order to remedy the material weakness in its internal controls identified as of December 31, 2007. Doral Financial’s remediation efforts are outlined in “Remediation Efforts of Material Weakness that Existed as of December 31, 2007” under Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. As a result of its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in Doral Financial’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of Doral Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2008. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in Doral Financial’s results of operations or financial condition.
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
Fair Value Measurements
Pursuant to SFAS 157, the Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve the application of the lower-of-cost-or-market accounting or write-downs of individual assets.
The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosures requirements for fair value measurements. This statement defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability (an exit price) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date.
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
•	Level 1 — Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Company uses valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. The discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings is included in Note 36 of Doral Financial consolidated financial statements.
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
If in a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in transferred assets), Doral Financial has not surrendered control over the transferred assets according to the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ” (“SFAS 140”), Doral Financial accounts for the transfer as a secured borrowing (loan payable) with a pledge of collateral.
Retained Interest Valuation
In the past, Doral Financial’s sale and securitization activities generally resulted in the recording of one or two types of retained interests; MSRs and IOs. During 2008, the Company’s sale and securitization activities resulted in the recording of only one type of retained interest; MSRs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. MSRs entitle Doral Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points, less, in certain cases, any corresponding guarantee fee. In addition, MSRs may entitle Doral Financial, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs. MSRs are classified as servicing assets in Doral Financial’s Consolidated Statements of Financial Condition. Any servicing liability recognized is included as part of accrued expenses and other liabilities in Doral Financial’s Consolidated Statements of Financial Condition.
Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be readily determined because they are not traded in active securities markets. Doral Financial engages third party specialists to assist with its valuation of the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash-flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For the year ended December 31, 2008, the MSRs fair value amounted to $42.6 million, which represents a value decline of $21.8 million compared to December 31, 2007.
The Company, upon remeasurement of the MSRs at fair value in accordance with SFAS No. 156 “Accounting for Servicing of Financial Assets”, recorded a cumulative effect adjustment of $0.9 million to retained earnings (net of tax) on January 1, 2007 for the difference between the fair value and the carrying amount to bring the December 31, 2006 MSR balance to the fair value.
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
The Company’s MSR values experienced a reduction of over 24% during 2008. The generalized drop in MSR values was mainly driven by increases in projected prepayments speeds. Consistent with this market trend, prepayment speeds for the Company’s MSR collateral were increased by more than 200 basis points during 2008. The generalized increase in prepayment speeds was largely due to a decline in the level of interest rates. Reductions in the general level interest rates were concentrated in the fourth quarter of 2008, after ten consecutive reductions in FED targets pushed the FED fund rate close to zero and the flight to quality to U.S. Treasuries caused long-term interest rates to fall which resulted in increased expectations of a mortgage refinancing transactions. Secondary components of the drop in MSR carrying values were: (1) a reduction of $630.4 million in unpaid principal balance of MSR underlying mortgages; and (2) reduction in forecasted float and ancillary income caused by lower interest rates.
The valuation of the Company’s MSR is also impacted by changes in laws and regulations, such as the recent amendment to the Puerto Rico Notary Law that led to an increase of the closing costs and fees payable by persons involved in real estate purchase and mortgage loan transactions in Puerto Rico, which in turn has led to a reduction in the number of real estate purchase and mortgage loan transaction in Puerto Rico. The result was a partial tempering of refinancing transactions.
IOs represent the estimated present value of the cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for prepayments) after subtracting: (1) the interest rate payable to the investor (adjusted for any embedded cap, if applicable); and (2) a contractual servicing fee. As of December 31, 2008, the carrying value of the IOs of $52.2 million is related to $365.5 million of outstanding principal balance of mortgage loans sold to investors. IOs are classified as securities held for trading in Doral Financial’s Consolidated Statements of Financial Condition.
To determine the value of its portfolio of variable IOs, Doral Financial uses an internal valuation model that forecasts expected cash flows using forward LIBOR rates derived from the LIBOR/Swap yield curve at the date of the valuation. This characteristics of the variable IOs results in an increase in cash flows when LIBOR rates fall and a reduction in cash flows when LIBOR rates rise. This provides a mitigating effect on the impact of prepayment speeds on the cash flows, with prepayments expected to rise when long-term interest rates fall reducing the amount of expected cash flows and the opposite when long-term interest rise. Prepayment assumptions incorporated into the valuation model for variable and fixed IOs are based on publicly available, independently verifiable, prepayment assumptions for FNMA mortgage pools and statistically derived prepayment adjusters based on observed relationships between the Company’s and the FNMA’s U.S. mainland mortgage pool prepayment experiences.
This methodology resulted in a CPR of 12.74% for 2008, 9.81% for 2007 and 13.73% for 2006. The change in the CPR between 2008 and 2007 was due mostly to a generalized decrease in market interest rates. However, Puerto Rico prepayments speeds continue to be slower than U.S. especially considering the persistence of recessionary conditions.

The IO internal valuation model utilizes a Z-spread approach to determine discount rates. The Z-spread is the market-recognized spread over the LIBOR/Swap curve that takes into consideration incremental yield requirements based on the risk characteristics of a particular instrument. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. The Company obtains FNMA and FHLMC Trust IO Z-spread from major investment banking firms and combines along with base LIBOR/Swap curve and liquidity premiums to generate discount rate assumptions for IOs. The market for Agency Trust IOs showed mixed trends during 2008, with Trust IOs with moderate collateral over performing seasoned collateral, for-like coupon levels. The net effect of Z-spread trends in 2008 was to push upward discount rates, given the seasoning mix of the Company’s IO portfolio, which is predominantly composed by seasoned collateral.
As of December 31, 2007, the Company determined that a 500 basis points liquidity premium (an increase of 200 basis points versus the 2006 inputs) was appropriate in order to set its discount rate within the range of discount rates used in the market for retained interest. As of December 31, 2008, management conducted its evaluation of its liquidity premium and determined that a liquidity premium of 501 basis points was appropriate for the period. The resulting discount rate of 13% reflected the range and movement of discount rates for retained interests observed in the marketplace. This methodology resulted in a discount rate of 13.00% for 2008, 12.11% for 2007 and 12.22% for 2006.
For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs that equals the discount rate used in the internal valuation model. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The following table presents a detail of the cash flows received and the losses on the valuation of Doral Financial’s portfolio of IOs for 2008, 2007 and 2006 based on the internal valuation model:

	Year ended December 31,
	2008	2007	2006
	(In thousands)

Total cash flows received on IO portfolio	$12,560	$12,533	$23,042
Amortization of IOs, as offset to cash flows	(5,398)	(6,552)	(16,520)

Net cash flows recognized as interest income	$7,162	$5,981	$6,522

Gain (loss) on the value of the IOs	$5,649	$8,554	$(41,967)

As discussed above, Doral Financial classifies its IOs as securities held for trading with changes in the fair value recognized in current earnings as a component of net gain (loss) on securities held for trading.

The following table shows the weighted averages of the key economic assumptions used by the Company in its external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions for mortgage loans at December 31, 2008:

	Servicing	Interest-Only
	Assets	Strips
	(Dollars in thousands)
Carrying amount of retained interest	$114,396	$52,179
Weighted-average expected life (in years)	6.35	4.69
Constant prepayment rate (weighted-average annual rate)	13.58%	12.74%
Decrease in fair value due to 10% adverse change	$(4,630)	$(2,441)
Decrease in fair value due to 20% adverse change	$(8,906)	$(4,670)
Residual cash flow discount rate (weighted-average annual rate)	11.41%	13.00%
Decrease in fair value due to 10% adverse change	$(4,122)	$(535)
Decrease in fair value due to 20% adverse change	$(7,965)	$(992)
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
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of December 31, 2008, all of the mortgage loan sale contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

	Constant	Weighted-Average	Change in Fair
Change in Interest	Prepayment	Expected Life	Value of Interest-
Rates (basis points)	Rate	(years)	Only Strips	% Change
	(Dollars in thousands)
+ 200	6.9%	6.7	$2,447	4.7%
+ 100	9.4%	5.7	2,040	3.9%
+ 50	11.0%	5.2	806	1.5%
Base	12.7%	4.7	—	0%
- 50	13.7%	4.5	1,860	3.6%
- 100	14.3%	4.3	4,251	8.1%
- 200	15.2%	4.2	9,287	17.8%
The Company’s IOs included in the table above are primarily variable rate IOs, subject to interest rate caps. Accordingly, in a declining interest rate scenario (as shown in the table), decreases in the fair value of the interest rate caps only partially offsets the positive impact that declining interest rates would have on the fair values of the IOs. This results in net increases in the fair values of the IOs.
Valuation of Trading Securities and Derivatives
Doral Financial’s net gain (loss) on securities held for trading includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other financial instruments, including derivative contracts, that Doral Financial uses to manage its interest rate risk. Securities held for trading and derivatives are recorded at fair values with increases or decreases in such values reflected in current earnings. The fair values of many of Doral Financial’s trading securities (other than IOs) are based on market prices obtained from renowned market data sources, such as Bloomberg LLP and Interactive Data Corporation. For instruments not traded on a recognized market, Doral Financial generally determines fair value by reference to quoted market prices for similar instruments. The fair values of derivative instruments are obtained using internal valuation models based on renowned financial modeling tools and using market derived assumptions obtained from Bloomberg LLP.
Securities accounted as held for trading includes U.S. Treasury security positions, taken as economic hedges against the valuation adjustment of the Company’s capitalized mortgage servicing rights.

Generally, derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based on the value of an underlying asset, index, reference rate or other variable. They may be standardized contracts executed through organized exchanges or privately negotiated contractual agreements that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans and mortgage-backed securities. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master agreement exists. Derivatives in a net asset position are reported as part of securities held for trading, at fair value. Similarly, derivatives in a net liability position are reported as part of accrued expenses and other liabilities, at fair value.
For those derivatives not designated as an accounting hedge, fair value gains and losses are reported as part of net gain (loss) on securities held for trading in the Consolidated Statements of Loss.
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
Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales and fees when the loan is sold or securitized into a mortgage-backed security. In the case of loans held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
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
Doral Financial’s mortgage loan portfolio consists primarily of homogeneous loans that are secured by residential real estate and are made to consumers. Doral Financial does not evaluate individual small-balance homogeneous loans for impairment. Instead, it records an allowance (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5 “Accounting for Contingencies”. For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The Company engages in the restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the SFAS 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Such restructures are identified as TDRs and accounted for based on the provisions SFAS 114.
Estimated Recourse Obligation
Prior to 2006, the Company normally sold mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in lower gain-on-sale recognition. Doral Financial recognized the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its estimated recourse exposure on these loans. During the third of 2008, Doral Financial refined its estimate for determining expected losses from recourse obligations as it began to develop more data regarding historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. This actual data on losses showed a substantially different experience than that used for newer loans for which insurance quotes are published. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2008, but actual future recourse obligations may be different and a different result may have been obtained if the Company had used another method for estimating this liability.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, to the extent necessary, in the period that the tax change is enacted. The Company recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against deferred tax assets. In determining the realizability of deferred tax assets the Company considers, among other matters, all sources of taxable income, including the future reversal of existing temporary differences, future taxable income, carryforwards and tax planning strategies. In the determination of the realizability of the deferred tax asset, the Company evaluates both positive and negative evidence regarding the ability of the Company to generate sufficient taxable income. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

On January 1, 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”. The Company classifies all interest and penalties related to tax uncertainties as income tax expenses.
Income tax benefit or expense includes (i) deferred tax expense or benefit, which represents the net change in the deferred tax assets or liability balance during the year plus any change in the valuation allowance, if any; and (ii) current tax expense.
CONSOLIDATED RESULTS
Net Loss
Doral Financial incurred a net loss of $318.3 million for the year ended December 31, 2008, compared to a net loss of $170.9 million and $223.9 million for the years ended December 31, 2007 and 2006, respectively. Diluted loss per common share for the year ended December 31, 2008 was $6.53, compared to a diluted loss per common share of $7.45 and $47.66 for the years ended December 31, 2007 and 2006, respectively.
2008 compared to 2007. Doral Financial incurred a net loss of $318.3 million for the year ended December 31, 2008, compared to net loss of $170.9 million for the year ended December 31, 2007. The results for 2008 are primarily related to the following factors:
•	An increase in net interest income of $23.2 million, or 15%, in 2008 compared to the same period in 2007, primarily driven by a $77.4 million decline in interest expense partially offset by a reduction in interest income of $54.3 million. The reduction in interest expense was principally driven by (i) a $14.5 million reduction in deposits costs as a result of repositioning of the Company’s deposits products and the general decline in interest rates, and (ii) a $62.9 million reduction in borrowing costs, $44.5 million of which was associated with the decrease in interest expense for repurchase agreements, a $10.0 million decrease in loans payable borrowing expense due to the general decline in interest rates, $22.7 million decrease in notes payable expense as a result of a reduction in 2008 of the average balance of notes payable, and partially offset by an increase of $14.0 million in interest of advances from FHLB. The decline in interest expense resulted in a reduction of 0.71% in average costs of funds, partially offset by an increase of $0.4 billion in average balance of interest-bearing liabilities.

•	A decrease of $29.4 million in the provision for loan and lease losses mostly driven by a reduction of $50.2 million in delinquencies in the Company’s construction portfolio during 2008 which has attributed to higher losses in recent years, partially offset by the impact of increased delinquencies in the Company’s residential mortgage and commercial loan portfolios. Non-performing loans as of December 31, 2008 increased by $85.4 million, or 13%, compared to December 31, 2007, while they increased by $258.9 million, or 69%, in the corresponding preceding period.

•	A substantial improvement in non-interest income representing an increase of $154.9 million, compared to the same period in 2007. Non-interest income performance for 2008 was mainly driven by (i) an increase of $10.9 million in gain on mortgage loans sales and fees, principally related to the increase of $140.7 million in loan sales and securitization; (ii) an increase of $57.7 million in income from trading activities principally related to the Company’s U.S. Treasury investments which serve as an economic hedge to the Company’s mark-to-market risk in its mortgage servicing rights and to positive marks related to the Company’s IO investments; (iii) a $92.6 million reduction in losses from investment securities principally related to a significant charge in 2007 associated with the Company’s balance sheet restructuring which was partially offset by a charge of $4.2 million on investment securities associated with the termination of the agreements the Company had with LBI after the filing for bankruptcy of its parent Lehman Brothers Holding, Inc., during the third quarter of 2008 (please refer to Note 15 for additional information); (iv) a reduction of $28.4 million in servicing income due to the reduction in market value of the Company’s mortgage servicing rights due to the general decline in interest rates; (v) a $6.9 million increase in retail banking fees and commissions due to an increase is customer transactions and a re-pricing of fees charged; (vi) a $1.7 million increase in insurance agency commissions due to increase volume of policies written for mortgage customers; partially offset by a $1.4 million decrease in other income as 2007 included the gain-on-sale of its New York branches partially offset by a 2008 gain of $5.2 million from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreements.
•	A significant decrease in non-interest expense of $63.1 million, or 21%, in 2008 compared to the same period in 2007, principally related to the elimination of expenses associated with 2007 recapitalization and reorganization efforts and the cost control measures implemented by the Company during 2008. The elimination of expenses and cost control measures impacted principally expenses associated with compensation and benefits by $48.1 million and professional services by $31.5 million. These reductions were partially offset by a provision for claim receivable of $21.6 million and increases in the Company’s communication expenses of $2.9 million, mainly associated to an increase in fee income of $3.4 million in ATH and VISA debit card activity.

•	The strengthening of the Company’s net interest income, the substantial improvement of the non-interest income and the cost control measures implemented to reduce non-interest expenses resulted in overall improvement of $270.5 million on a pre-tax basis. The recognition of an income tax expense for 2008 was related to the increase of $301.2 million in the valuation allowance of the deferred tax asset driven by the deterioration of global and local market and liquidity conditions in the latter part of 2008 which caused negative earnings pressure on the Company. During the fourth quarter of 2008, the Company took action which prioritized safety of principal and liquidity over returns causing a drop in its net interest income which contributed to a fourth quarter pre-tax loss.
2007 compared to 2006. Doral Financial incurred a net loss of $170.9 million for the year ended December 31, 2007, compared to net loss of $223.9 million for the year ended December 31, 2006. Diluted loss per common share for the year ended December 31, 2007 was $7.45, compared to a diluted loss per common share of $47.66 for the year ended December 31, 2006. For 2007 as compared to 2006, the decrease in the diluted loss per share was disproportionate to the decrease in the net loss due to the significant number of shares issued in connection with the Company’s recapitalization.
Doral Financial’s results for 2007 were mainly driven by important decisions made by the Company described as follow:
•	On July 19, 2007, Doral Financial completed its Recapitalization through, the private sale of 48,412,698 newly issued shares of common stock to Doral Holdings, a newly formed entity in which Irving Place Capital (formerly known as Bear Stearns Merchant Banking) and other investors including funds managed by Marathon Asset Management, Perry Capital, the DE Shaw Group and Tennenbaum Capital invested, for an aggregate purchase price of $610.0 million.

•	Doral Financial transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary, contributed its mortgage servicing and related assets to Doral Bank PR in the form of additional equity.

•	On July 26, 2007, the Company sold the branch network of Doral Bank NY.

•	In connection with the transactions mentioned above, Doral Bank PR obtained regulatory approval to pay a $155.0 million cash dividend to the holding company and Doral Bank NY received regulatory approval to effect a capital distribution to the holding company in the amount of $50.0 million, of which $45.0 million was paid on July 30, 2007.

•	The transactions described above resulted in the significant recapitalization of the holding company and provided the Company with sufficient funds to repay in full its $625.0 million floating rate senior notes that matured on July 20, 2007, to fund in August 2007 the settlement of the restatement-related consolidated class action and derivative shareholder litigation, and to pay related transaction expenses.
•	During the third quarter of 2007, after the completion of the recapitalization, in order to reduce interest rate risk, and based on existing market conditions, Doral Financial’s newly constituted Board of Directors reassessed (the “Third Quarter Reassessment”) the Company’s intent of holding available for sale securities until maturity or recovery of losses and approved the sale of approximately $1.9 billion in available for sale investment securities.

•	During the fourth quarter of 2007, the Board of Directors reassessed (the “Fourth Quarter Reassessment”) the Company’s intent of holding held to maturity securities until maturity and approved the transfer of $1.8 billion in investment securities from the held to maturity portfolio to the available for sale portfolio. The decision was made, based on existing market conditions, to provide the Company with a greater ability to manage interest rate risk. Subsequently, the Company sold $437.5 million of long dated U.S. Treasury securities for a gain.
The results for 2007 reflected decreases in net income related primarily to the following factors:
•	A decrease in net interest income of $47.1 million, or 23%, in 2007 compared to the same period in 2006, related primarily to a decrease in the average balance of interest-earning assets, primarily related to the sale of $2.4 billion of available for sale securities during the second half of 2007, partially offset by a decrease in the average balance of interest-bearing liabilities primarily related to the termination of the funding associated with the investment securities sold and to the repayment of the $625.0 million in senior notes.

•	An increase of $38.4 million in the provision for loan and lease losses as a result of increases in reserves related to the allowance for the Company’s construction loan portfolio, as well as increases in the provision to reflect delinquency trends of the residential mortgage, commercial and consumer loan portfolios.

•	A non-interest loss attributable principally to a significant loss related to a sale of $1.9 billion in available for sale investment securities during the third quarter of 2007 and related transactions at a pre-tax loss of approximately $128.0 million, consisting of a loss of $16.4 million on economic hedging transactions, a net loss on extinguishment of liabilities of $14.8 million and a loss on sale of investment securities of $96.8 million. The sale of Doral Bank NY’s branch network and related assets during the third quarter of 2007 also contributed to a charge of $4.1 million, net of $9.5 million premium paid on deposits sold. Commissions, fees and other income decreased by $5.2 million primarily due to reduced income from a residential housing project in possession of the Company.

•	A decrease in non-interest expense of $70.8 million, or 19%, in 2007 compared to the same period in 2006, principally related to the decrease in other expenses related to a contingency provision of $95.0 million recorded in 2006 in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement of prior-period financial statements. The Company’s expenses for 2007 were principally driven by charges related to its recapitalization and reorganization efforts, including: (i) $33.3 million in compensation and benefit expenses related to the termination of the stock options, payment of an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement, payment of the Key Employee Incentive Plan, and severance payments; (ii) $8.5 million in professional services related to remediation of legacy issues; (iii) $6.1 million in professional services for investment banking and other services; and (iv) $6.6 million in legal expenses. In addition, the Company paid $1.9 million in professional services related to Doral Holdings and incurred advertising and marketing expenses of $2.5 million associated with Doral’s refreshed branding program.

•	The decrease in interest income and the increase in non-interest loss were offset in part by a tax benefit of $131.9 million for 2007, compared to $48.1 million for the comparable 2006 period. The recognition of an income tax benefit reflected the release of the valuation allowance of the deferred tax asset, primarily as a result of higher forecasted taxable income due to the recapitalization of the Company and the implementation of certain strategies to generate future taxable income.
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
Net interest income for the years 2008, 2007 and 2006, was $177.5 million, $154.3 million, and $201.4 million, respectively.
2008 compared to 2007. Doral Financial’s net interest income for the year ended December 31, 2008, increased by $23.2 million, or 15%, compared to 2007. The increase in net interest income was principally due to a faster decline in interest expense than interest income during a period of declining interest rates. This is because Company’s interest bearing assets on average have longer re-pricing periods than its interest-bearing liabilities. Another principal factor was the reduction in the Company’s leverage resulting from the repayment of $625.0 million in senior notes in July 2007 which was funded primarily with a $610.0 million capital raise. The Company also reduced its leverage through the sale of investment securities during the latter half of 2007 as part of the Company’s interest rate risk management efforts and the reduction in investments securities in the latter half of 2008 associated with the liquidation of Lehman Brothers Inc. and the exercise of call options by issuers on bonds owned by the Company. Net interest margin increased from 1.60% for the year ended December 31, 2007 to 1.89% for the year ended December 31, 2008.
Average balance of interest-bearing liabilities decreased by $0.4 billion compared to the corresponding 2007 period. The reduction in the average balance of the interest-bearing liabilities was principally impacted by (i) a reduction of $0.8 billion in the average balance of the repurchase agreements mainly related to the reduction of $0.5 billion associated with the termination of repurchase financing arrangements associated with such financing arrangements with Lehman Brothers, Inc. (“LBI”) as a result of the SIPC liquidation proceedings as of September 19, 2008 during the third quarter of 2008; (ii) a reduction of $0.4 billion in the average balance of the notes payable related to the repayment of $625.0 million in senior notes on July 20, 2007; and (iii) partially offset by an increase of $0.6 billion in the average balance of the advances from FHLB used to finance the Asset Purchase Program (as defined below).
The reduction in the average balance of the interest-bearing liabilities was partially offset by a reduction in the average balance of the interest-earning assets. The average balance of the interest-earning assets decreased by $0.2 billion, or 2%, when compared to the corresponding 2007 period. The reduction in the average balance of interest-earning assets was principally impacted by (i) a decrease of $1.1 billion in the average balance of investment securities mainly related (a) to the sale of $1.9 billion of investment securities during the third and fourth quarters of 2007, and (b) to the reduction of $0.5 billion associated with the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with Lehman Brothers, Inc. (“LBI”) as a result of the SIPC liquidation proceedings as of September 19, 2008 during the third quarter of 2008; (ii) by a decrease of $0.5 billion in money markets investments used to finance the purchase of securities associated with the Company’s plan to increase its earning assets (“Asset Purchase Program”); and (iii) partially offset by an increase of $1.0 billion in the average balance of the mortgage-backed securities mainly related to the purchase of securities associated to the Asset Purchase Program.
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
The reduction in the average balance of the interest-earning assets was principally related to the sale of $2.4 billion in available for sale investment securities during 2007 as a result of the Third and Fourth Quarters Reassessments. This reduction was partially offset by a decrease in the average balance of interest-bearing liabilities related to the termination of the funding associated with the investment securities sold and to the repayment of $625.0 million in senior notes on July 20, 2007. The repayment of the senior notes was funded primarily from the $610.0 million equity investment by Doral Holdings on July 19, 2007. This transaction caused a reduction in Doral Financial’s leverage and resulted in the increase in the net interest margin.
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
The decrease in interest-earning assets reflected a decrease in the average balance of loans as a result of the sale, during the second quarter of 2006, of approximately $3.1 billion in mortgage loans as part of the restructuring of prior mortgage loan transfers that were recharacterized as secured borrowings as part of the restatement. This sale also impacted the decrease in the interest-bearing liabilities reflected in the average balance of the loans payable as a result of the repayment of the secured borrowings.
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

Table A — Average Balance Sheet and Summary of Net Interest Income

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
				(Dollars in thousands)
Assets:
Interest-Earning Assets:
Total loans(1)(2)	$5,566,644	$342,631	6.16%	$5,156,667	$353,202	6.85%	$6,707,339	$458,307	6.83%
Mortgage-backed securities	2,267,259	111,940	4.94%	1,259,398	69,914	5.55%	3,639,618	186,697	5.13%
Interest-only strips	52,049	7,162	13.76%	52,557	5,981	11.38%	51,476	6,522	12.67%
Investment securities	1,006,585	47,602	4.73%	2,141,932	97,598	4.56%	2,824,931	119,415	4.23%
Other interest-earning assets	516,014	15,339	2.97%	1,012,527	52,265	5.16%	1,086,178	50,954	4.69%

Total interest-earning assets/interest income	9,408,551	$524,674	5.58%	9,623,081	$578,960	6.02%	14,309,542	$821,895	5.74%

Total non-interest-earning assets	811,524			873,701			967,495

Total assets	$10,220,075			$10,496,782			$15,277,037

Liabilities and Stockholders’ Equity :
Interest-Bearing Liabilities:
Deposits	$4,003,331	$156,730	3.91%	$3,772,111	$171,232	4.54%	$3,922,793	$155,418	3.96%
Repurchase agreements	1,974,732	80,527	4.08%	2,788,039	124,983	4.48%	5,540,978	240,787	4.35%
Advances from FHLB	1,669,975	69,643	4.17%	1,097,978	55,636	5.07%	1,036,007	46,455	4.48%
Other short-term borrowings	37,652	233	0.62%	—	—	—	—	—	—
Loans payable	380,772	18,865	4.95%	425,375	28,834	6.78%	1,993,303	118,491	5.94%
Notes payable	279,104	21,195	7.59%	634,445	43,934	6.92%	893,805	59,354	6.64%

Total interest-bearing liabilities/interest expense	8,345,566	$347,193	4.16%	8,717,948	$424,619	4.87%	13,386,886	$620,505	4.64%

Total non-interest-bearing liabilities	676,523			698,265			882,823

Total liabilities	9,022,089			9,416,213			14,269,709
Stockholders’ equity	1,197,986			1,080,569			1,007,328
Total liabilities and stockholders’ equity	$10,220,075			$10,496,782			$15,277,037

Net interest-earning assets	$1,062,985			$905,133			$922,656

Net interest income on a non-taxable equivalent basis		$177,481			$154,341			$201,390

Interest rate spread(3)			1.42%			1.15%			1.10%

Interest rate margin(4)			1.89%			1.60%			1.41%

Net interest-earning assets ratio			112.74%			110.38%			106.89%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $1.3 million, $2.5 million and $3.0 million for 2008, 2007 and 2006, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
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

Table B — Net Interest Income Variance Analysis

	2008 compared to 2007			2007 compared to 2006
	Increase/(Decrease)			Increase/(Decrease)
		Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income Variance
Total loans	$27,980	$(38,551)	$(10,571)	$(106,105)	$1,000	$(105,105)
Mortgage-backed securities	55,872	(13,846)	42,026	(122,091)	5,308	(116,783)
Interest-only strips	(58)	1,239	1,181	137	(678)	(541)
Investment securities	(51,709)	1,713	(49,996)	(28,826)	7,009	(21,817)
Other interest-earning assets	(25,624)	(11,302)	(36,926)	(3,459)	4,770	1,311

Total interest income variance	6,461	(60,747)	(54,286)	(260,344)	17,409	(242,935)

Interest Expense Variance
Deposits	$10,563	$(25,065)	$(14,502)	$(5,983)	$21,797	$15,814
Repurchase agreements	(36,536)	(7,920)	(44,456)	(119,514)	3,710	(115,804)
Advances from FHLB	29,025	(15,018)	14,007	2,764	6,417	9,181
Other short-term borrowings	—	233	233	—	—	—
Loans payable	(3,017)	(6,952)	(9,969)	(93,221)	3,564	(89,657)
Notes payable	(24,607)	1,868	(22,739)	(17,227)	1,807	(15,420)

Total interest expense variance	(24,572)	(52,854)	(77,426)	(233,181)	37,295	(195,886)

Net interest income variance	$31,033	$(7,893)	$23,140	$(27,163)	$(19,886)	$(47,049)

Interest Income
Total interest income for the years 2008, 2007 and 2006, was $524.7 million, $579.0 million and $821.9 million, respectively.
2008 compared to 2007. Interest income decreased by approximately $54.3 million, or 9%, for the year ended December 31, 2008 compared to the corresponding 2007 period. The decrease in interest income during 2008 was mainly related to the decrease of the average balance of investment securities by $1.1 billion and other interest-earning assets by $0.5 billion, partially offset by the increase of $1.0 billion of the average balance of the mortgage-backed securities.
Interest income on loans decreased by approximately $10.6 million, or 3%, for the year ended December 31, 2008, compared to 2007. The average rate earned on the Company’s loans decreased by 69 basis points for the year ended December 31, 2008, compared to 2007, and the average balance of loans increased by $0.4 billion or 8%, compared to 2007. The decrease in the interest income on loans was mainly related to the increase in delinquencies in the Company’s loan portfolio during 2008.
Interest income on mortgage-backed securities for the year ended December 31, 2008 increased by approximately $42.0 million, or 60%, compared to 2007. The results for 2008 reflects a increase in the average balance of mortgage-backed securities, which increased by 1.0 billion, or 80%, from 2007 to 2008, offset in part by a decrease in the average rate earned on mortgage-backed securities of 61 basis points. The increase in the average balance of mortgage-backed was driven by the purchase of securities during 2008, which amounted to $2.6 billion, through the Company’s Assets Purchase Program.
Interest income on IOs for the year ended December 31, 2008 increased by $1.2 million, or 20%, compared to 2007. The increase in interest income on IOs was principally attributable to the decline in interest rates during 2008 as compared to 2007. The impact of the increase in the average balance of outstanding IOs and the increase in the interest income of the IOs contributed to an increase of 238 basis points in the average yield of the IOs. The actual cash flow received on Doral Financial’s portfolio of IOs, particularly its floating rate IOs, increased to $12.6 million for 2008, compared to $12.5 million for 2007. See “Critical Accounting Policies — Retained Interest Valuation” for additional information regarding the cash flows of the IO portfolio.

Interest income on investment securities for the year ended December 31, 2008 decreased by approximately $50.0 million, or 51%, compared to 2007. The results for 2008 reflects a reduction in the average balance of investment securities, which decreased by $1.1 billion, or 53%, from 2007 to 2008, mainly related to the sale of $1.9 billion of available for sale investment securities during the second half of 2007 and to the reduction of $0.5 billion associated with the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with Lehman Brothers, Inc. (“LBI”) as a result of the SIPC liquidation proceedings as of September 19, 2008 during the third quarter of 2008.
Interest income on other interest-earning assets for the year ended December 31, 2008 decreased by approximately $36.9 million, or 71%, compared to 2007. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months, including overnight deposits, term deposits and reverse repurchase agreements. A decrease of 219 basis points for the year ended December 31, 2008 in the average yield on other interest-earning assets was due to decline in interest rates, compared to 2007. During 2008 the average balance of other interest-earning assets decreased by $0.5 billion, or 49%, compared to 2007. The decrease was primarily related to the use of money market instruments for the purchase of assets and for liquidity purposes.
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
Interest income on mortgage-backed securities and investment securities for the year ended December 31, 2007 decreased by approximately $116.8 million and $21.8 million, or 63% and 18%, respectively, compared to 2006. The results for 2007 reflected a decrease in the average balance of mortgage-backed securities and average investment securities, which decreased by 65% and 24%, respectively, from 2006 to 2007, offset in part by an increase in the average rate earned on mortgage-backed securities of 42 basis points and in the average rate of the investment securities of 33 basis points. The decrease in the average balance of mortgage-backed and investment securities reflected the strategy adopted by the Company’s current management to gradually de-emphasize investments from the Company’s balance sheet and retain more loans in its balance sheet, together with the efforts to reduce the gap between the repricing of its assets and liabilities. As part of this strategy, the Company sold $2.4 billion from its available for sale investment securities portfolio during the second half of 2007.
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
Interest Expense
Total interest expense for the years 2008, 2007 and 2006, was $347.2 million, $424.6 million and $620.5 million, respectively. The decrease in interest expense experienced during 2008 was principally due to a general decline in interest rates.
2008 compared to 2007. Total interest expense for the year ended December 31, 2008 decreased by $77.4 million, or 18%, compared to 2007. The decrease in interest expense for 2008 was primarily due to the reposition of liabilities and the general decline in interest rates. A reduction in the average balance of interest-bearing liabilities was primarily related to the decrease in the average balance of repurchase agreements and notes payable, offset by the increase in the average balance of advances from FHLB. The average balance of interest-bearing liabilities during 2008 decreased by $0.4 billion, or 4%, compared to 2007, and the average cost of borrowings decreased during 2008 by 71 basis points, compared to 2007.
Interest expense on deposits for the year ended December 31, 2008 decreased by $14.5 million, or 8%, compared to 2007. The decrease in interest expense on deposits resulted from the repositioning of the Company’s deposits products and the general decline in interest rates. The increase in the average balance of deposits during 2008 by $231.2 million, or 6%, compared to 2007, combined with the decrease in the interest expense on deposits resulted in a decrease in the average interest cost on deposits during 2008 by 63 basis points, compared to the corresponding 2007 period.
Interest expense related to securities sold under agreements to repurchase for the year ended December 31, 2008 decreased by $44.5 million, or 36%, compared to 2007. The decrease in interest expense on securities sold under agreements to repurchase during 2008 was principally related to the decrease of $0.8 billion, or 29%, in average balance of securities sold under agreements to repurchase primarily driven by the reduction of $0.5 billion associated with the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with LBI as a result of the SIPC liquidation proceedings as of September 19, 2008 during the third quarter of 2008. Also, the decrease in the average balance of securities sold under agreements to repurchase resulted from the cancellation of borrowings used to finance mortgage-backed securities and other investment securities as a result of the sale of $2.4 billion of available for sale securities during the second half of 2007. The decline in interest expense related to the securities sold under agreements to repurchase along with the decrease in their average balance resulted in a decrease in the average interest cost during 2008 by 40 basis points, compared to 2007 period.
Interest expense on advances from FHLB for the year ended December 31, 2008 increased by approximately $14.0 million, or 25%, compared to 2007. The increase in the interest expense on advances from FHLB was directly related to the increase of $0.6 billion, or 52%, in the average balance on advances from FHLB. The increase of the average balance of advances from FHLB resulted from its use to finance the purchase of securities. The general decline in interest rates allowed the Company to obtain financing for the increase in interest earning-assets at lower average interest cost. While, the interest expense on advances from FHLB and the average balance on advances from FHLB increased during 2008, the average interest cost during 2008 decreased by 90 basis points, when compared to the corresponding 2007 period.
Interest expense related to loans payable for the year ended December 31, 2008 decreased by approximately $10.0 million, or 35%, compared to 2007. The decrease in the interest expense related to loans payable was directly related to the decrease of $44.6 million, or 10%, in the average balance of loans payable during 2008. The reduction in the average balance of loans payable resulted from the regular repayment of borrowings. The average interest cost on loans payable during 2008 decreased by 183 basis points compared to the corresponding 2007 as a result of the general decline in interest rates.

Interest expense on notes payable for the year ended December 31, 2008 decreased by $22.7 million, or 52%, compared to 2007. The reduction in interest expense was directly related to the reduction in the average balance of notes payable during 2008 by $0.4 billion, compared to 2007. This decrease was principally related to the repayment of $625.0 million in senior notes on July 20, 2007, funded primarily from the $610.0 million equity investment by Doral Holdings on July 19, 2007, and which represented a reduction of $21.7 million in interest expense during 2008. The average interest cost on notes payable during 2008 increased by 67 basis points compared to 2007, which reflects the fixed rates nature of most of the Company’s notes payable.
Interest expense on other short-term borrowings amounted to $0.2 million for the year ended December 31, 2008. The average balance of other short term borrowings during 2008 was $37.7 million, which represents the balance of a line of credit with the Federal Home Loan Bank and an auction term funds to depository institutions granted by the Federal Reserve under the Term Auction Facility (“TAF”).
2007 compared to 2006. Total interest expense for the year ended December 31, 2007 decreased by $195.9 million, or 32%, compared to 2006. The decrease in interest expense for 2007 was primarily due to a decrease in the average balance of interest-bearing liabilities. The decrease in the average balance of interest-bearing liabilities was due to the cancellation of borrowings related to the $2.4 billion asset sale and the repayment of the $625.0 million in senior notes. The average balance of interest-bearing liabilities during 2007 decreased by $4.7 billion, or 35%, compared to 2006, and the average cost of borrowings increased during 2007 by 23 basis points, compared to 2006.
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
Interest expense on advances from FHLB for the year ended December 31, 2007 increased by approximately $9.2 million, or 20%, compared to 2006. The average balance of advances from FHLB during 2007 increased by $62.0 million, or 6%, compared to 2006. The average interest cost on advances from FHLB increased by 59 basis points from 2006 to 2007.
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
Interest expense on notes payable for the year ended December 31, 2007 decreased by $15.4 million, or 26%, compared to 2006. The average balance of notes payable during 2007 decreased by $259.4 million, or 29%, compared to 2006. This decrease was principally related to the repayment of $625.0 million in senior notes on July 20, 2007 which was funded primarily from the $610.0 million equity investment by Doral Holdings on July 19, 2007. The average interest cost on notes payable during 2007 increased by 28 basis points compared to 2006, which reflects the re-pricing nature of most of the Company’s notes payable, which are floating rate notes indexed to the 3-month LIBOR.
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
2008 compared to 2007. Doral Financial’s provision for loan and lease losses for the year ended December 31, 2008 decreased by $29.4 million, or 38%, compared to 2007. The provision for loan and lease losses for the year ended December 31, 2007, included the transfer of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio, which resulted in an increase in the provision of $9.0 million. No such transfer was executed in 2008. The decrease in the provision for loan and lease losses was also affected by the fact that delinquency during 2008, was steadier than the delinquency performance indicators of the corresponding 2007 period. Non-performing loans as of December 31, 2008 increased by $85.4 million compared to December 31, 2007, while they increased by $258.9 million in the corresponding 2007 period. As of December 31, 2008, the allowance for loan and lease losses was 2.51% of total loans receivable compared to 2.47% as of December 31, 2007. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
The 2008 period reflected a higher increase in delinquencies in the residential portfolio, which was partially offset by a better performance of the construction loan portfolio which has contributed to higher losses in recent years. During 2008, the Company increased the allowance for loan losses for its residential mortgage loans portfolio from $21.1 million to $33.0 million, or 57%. Doral Financial recognized total provisions for loan and lease losses of $48.9 million and $78.2 million for the years ended December 31, 2008 and 2007, respectively.
2007 compared to 2006. Doral Financial’s provision for loan and lease losses for the year ended December 31, 2007 increased by $38.4 million, or 96%, compared to 2006. The increase in the provision for loan and lease losses reflected principally an increase in reserves related to the allowance for the Company’s construction, residential mortgages, commercial real estate and consumer loans portfolios, as well as a deterioration in the delinquency trends of the overall loan portfolio, particularly in the construction and residential mortgages portfolios. The Company believed that this deterioration reflected the overall decline in the Puerto Rico real estate market resulting in worsening macroeconomic conditions in Puerto Rico. This decline had a major impact on the provision for the quarter ended December 31, 2007 as collateral values of some of the loans within the construction portfolio fell sharply resulting in the need for additional reserves. As of December 31, 2007, the allowance for loan and lease losses was 2.47% of total loans receivable compared to 1.94% as of December 31, 2006.
During 2007, the Company increased the allowance for loan losses for its construction loans portfolio from $37.6 million, or 4.60%, of the total portfolio as of December 31, 2006 to $56.8 million, or 9.65%, as of December 31, 2007. Doral Financial recognized total provisions for loan and lease losses of $78.2 million and $39.8 million for the years ended December 31, 2007 and 2006, respectively.

Non-Interest Income (Loss)
Non-interest income (loss) consists of net gain (loss) on mortgage loan sales and fees, trading activities, net loss on investment securities, net loss on extinguishment of liabilities, net servicing (loss) income and commissions, fees, and other income.

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Non-interest income (loss):
Net gain (loss) on mortgage loan sales and fees	$13,112	$2,223	$(34,456)
Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	29,981	(27,725)	(37,228)
Net loss on investment securities	(4,899)	(97,480)	(27,668)
Net loss on extinguishment of liabilities	—	(14,806)	(4,157)
Servicing (loss) income (net of mark-to-market adjustment for 2007, and net of amortization and impairment/recovery for 2006)	(7,700)	20,687	6,904
Commissions, fees and other income	49,035	32,183	37,378
Net premium on deposits sold	—	9,521	—

Total non-interest income (loss)	$79,529	$(75,397)	$(59,227)

Net Gain (Loss) on Mortgage Loan Sales and Fees. Set forth below is certain information regarding the Company’s loan sale and securitization activities and resulting MSR capitalization for the years ended December 31, 2008, 2007, and 2006.

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Loan sales:
Loans sales and securitizations	$374,248	$233,527	$876,368
Loans sales as cash windows	54,544	62,564	177,136
Loans sales relating to restructuring of prior mortgage loan transfer	—	—	3,137,860

Total loan sales	$428,792	$296,091	$4,191,364

Net gain (loss) on mortgage loan sales and fees	$13,112	$2,223	$(34,456)
MSRs capitalized	$7,387	$5,305	$55,394
2008 compared to 2007. Net gain from mortgage loan sales and fees increased by $10.9 million from a net gain of $2.2 million during the year ended December 31, 2007 to a net gain of $13.1 million for 2008. Gains from mortgage loan sales and fees during 2008 were significantly impacted by an increase in the volume of loan sales and securitizations which resulted on the recognition of higher mortgage loan fees. Net mortgage loan fees and total loan sales amounted to $6.2 million and $428.8 million, respectively, for the year ended December 31, 2008, compared to a net mortgage loan cost of $1.2 million and total loan sales amounted to $296.1 million for the corresponding 2007 period due to a change in the composition of the loans sold and the improvement of the market conditions.
Net gain on mortgage loan sales and fees for the year ended December 31, 2008 was also driven by a higher capitalization of MSRs when compared to the corresponding 2007 period. MSRs capitalization amounted to $7.4 million for the year ended December 31, 2008 compared to $5.3 million for 2007 period. The MSRs capitalization results were directly related to the increase of $132.7 million, or 45%, in the loan sales with servicing retained during 2008. For additional information please refer to “-Critical Accounting Policies — Gain on Mortgage Loan Sales and Retained Interest Valuation.”
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
Net gain on mortgage loan sales and fees was also adversely impacted by the reduced activity of total loan sales (excluding sales related to the restructuring of prior mortgage loan transfers) during 2007. The reduction in the volume of sales and securitizations was tied to the reduction of the Company’s loan production during the year. See “-Critical Accounting Policies — Gain on Mortgage Loan Sales and Retained Interest Valuation.”
Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as forward contracts, interest rate caps and other derivative instruments used for interest rate risk management purposes. Set forth below is a summary of the components of gains and losses from trading activities for the years ended December 31, 2008, 2007, and 2006.
Table C — Components of Trading Activities

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Net realized gains (losses) on sales of securities held for trading	$1,126	$(25,935)	$(8,554)
Net gains (losses) on securities held for trading economically hedging MSRs	27,551	(818)	—
Gain (loss) on the IO valuation	5,649	8,554	(41,967)
Net unrealized losses on trading securities, excluding IOs	(402)	(7,739)	(2,662)
Net realized and unrealized (losses) gains on derivative instruments	(3,943)	(1,787)	15,955

Total	$29,981	$(27,725)	$(37,228)

2008 compared to 2007. Net gain on securities held for trading for the year ended December 31, 2008 increased by $57.7 million, compared to 2007. The gain on trading activities during 2008 was primarily related to a gain of $27.6 million in U.S. Treasury security positions, representing economic hedges against the valuation adjustment of the Company’s capitalized mortgage servicing rights, as a result of a decrease in interest rates during 2008, compared to a loss of $0.8 million for the corresponding 2007 period.
The Company had net realized gains on sales of securities amounted to $1.1 million for the year ended December 31, 2008, compared to net realized loss of $25.9 million on sales of securities held for trading during 2007. The loss on sale of securities held for trading during 2007 reflected a realized loss of $19.3 million resulting from the termination of economic hedging transactions associated with the sale of $1.9 billion of available for sale securities during the third quarter of 2007 and a loss of $2.7 million principally related to the sale of securities transferred from the held to maturity portfolio to trading portfolio in connection with the sale of certain assets of Doral Bank NY.
The net gain on trading activities was also related to a gain of $5.6 million in the IO valuation for the year ended December 31, 2008, compared to a gain of $8.6 million for the corresponding 2007 period. The gain in the value of the IOs during 2008 and 2007 was primarily related to a decline in interest rates in the corresponding years. The floating IO’s value is inversely related to the level of short-term rates, thus the value will increase when short-term rates fall. The discount rate on the IOs based on the Company’s internal valuation model was 13.0% at December 31, 2008 compared to 12.1% at December 31, 2007.

Net losses on derivative instruments for the period ended December 31, 2008 amounted to $3.9 million compared to $1.8 million for the comparable period of 2007. The loss on derivative instruments was primarily related to the drop in interest rates experienced since the fourth quarter of 2007 throughout 2008 specially related to the interest rate caps. For an overview of the Company’s new risk management practices, as well as current exposure to changes in interest rates, see “-Risk Management” below.
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
The Company had net realized losses on sales of securities held for trading for the year ended December 31, 2007 of $25.9 million, compared to losses of $8.6 million during 2006. The loss on sale of securities held for trading during 2007 reflected a realized loss of $19.3 million resulting from the termination of economic hedging transactions associated with the sale of $1.9 billion of available for sale securities during the third quarter of 2007 and a loss of $2.7 million principally related to the sale of securities transferred from the held to maturity portfolio to trading portfolio in connection with the sale of certain assets of Doral Bank NY. The net realized loss on sale of securities held for trading during 2006 was primarily associated with the increase of the price of the underlying securities in certain forward FNMA contracts that affected the sale at the time of the settlement.
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
Net Loss on Investment Securities. Net loss on investment securities represents the impact on Doral Financial’s income of transactions involving the sale of securities classified as available for sale, as well as unrealized losses for other-than-temporary-impairments.
2008 compared to 2007. For the year ended December 31, 2008, the Company experienced a net loss on investment securities of $4.9 million, compared to a net loss of $97.5 million for 2007. The net loss experienced during 2008 was primarily related to the realization of a $4.2 million loss arising from the sale of securities held by Lehman Brothers, Inc. under the repurchase agreements that the Company had with Lehman Brothers, Inc., which was placed in liquidation by the SIPC. There was also an unrealized loss of $0.9 million related to other-than-temporary-impairments of the P.R. private label CMOs. The net loss on investment securities for 2007 was related to the sale of $1.9 billion in available for sale securities during the third quarter of 2007.
2007 compared to 2006. For the year ended December 31, 2007, the Company experienced a net loss on sale of investment securities of $97.5 million, compared to a net loss of $27.7 million for 2006. The net loss experienced during 2007 was primarily related to the sale of $1.9 billion of available for sale investment securities. As a result of the Third Quarter Reassessment, based on existing market conditions, in order to reduce interest rate risk, the Company sold $1.9 billion, and realized a total loss of $96.7 million. During 2006, the net loss was principally driven by the Company’s decision to sell $1.7 billion from its available for sale portfolio (of which $231.0 million settled during the first quarter of 2007) at a loss of $22.7 million, during the fourth quarter of 2006. The Company’s decision was designed as a measure to decrease interest rate risk, increase liquidity and strengthen its capital ratios.

Net loss on investment securities also includes a gain of $45,000 on securities called during 2007.
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
For the year ended December 31, 2008, no gain or loss on extinguishment of liabilities was recognized.
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
Net Servicing (Loss) Income. Servicing income represents revenues earned for administering mortgage loans for others, adjusted for changes in the value of the capitalized mortgage servicing rights, under the requirements of SFAS 156. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan. As of December 31, 2008, the weighted-average gross servicing fee rate for the entire portfolio was 0.39%. Other components of net servicing income include late charges, prepayment penalties, interest loss, and changes in fair value (since the adoption of SFAS No. 156) or amortization and impairment of servicing assets (prior to 2007).
Set forth below is a summary of the components of net servicing (loss) income using the fair value method for the year ended December 31, 2008 and 2007.
Table D — Components of Net Servicing (Loss) Income

	Year ended December 31,
	2008	2007
	(In thousands)
Servicing fees (net of guarantee fees)	$31,572	$35,378
Late charges	9,058	9,057
Prepayment penalties	417	635
Interest loss	(6,733)	(3,969)
Other servicing fees	628	386

Servicing income, gross	34,942	41,487
Changes in fair value of mortgage servicing rights	(42,642)	(20,800)

Total net servicing (loss) income	$(7,700)	$20,687

Set forth below is a summary of the components of net servicing income for the year ended December 31, 2006.

Table E — Components of Net Servicing Income

Year ended
December 31, 2006
(In thousands)
Servicing fees (net of guarantee fees)	$36,557
Late charges	9,470
Prepayment penalties	1,024
Interest loss	(4,601)
Other servicing fees	251

Servicing income, gross	42,701
Amortization of servicing assets	(31,211)
Net impairment of servicing assets	(4,586)

Servicing income, net	$6,904

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

The change in servicing assets measured using the fair value method for the years ended December 31, 2008 and 2007 are described in Table F below. For a discussion of the assumptions used to value MSRs refer to “Critical Accounting Policies-Retained Interest Valuation.”
The following table shows the changes in Doral Financial’s MSRs for the years ended December 31, 2008, 2007 and 2006:

Table F — Change in Mortgage-Servicing Assets

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$150,238	$177,884	$156,812
Capitalization of servicing assets	7,387	5,305	50,028
Sales of servicing assets(1)	—	(9,581)	—
MSRs reversal on loans purchased(2)	(587)	(2,570)	—
Net servicing assets recognized as part of the restructured mortgage loan sale transactions	—	—	11,351
Rights purchased	—	—	209
Amortization	—	—	(31,211)
Application of valuation allowance to write-down permanently impaired servicing assets	—	—	(410)

Balance before valuation allowance at end of year	157,038	171,038	186,779
Change in fair value (2008 and 2007), valuation allowance for temporary impairment (2006)	(42,642)	(20,800)	(10,412)

Balance at end of year(3)	$114,396	$150,238	$176,367

(1)	Amount represents MSR sales related to $693.9 million in principal balance of mortgage loans.

(2)	Amount represents the adjustment of MSR fair value related to repurchase of $26.7 million and $276.8 million in principal balance of mortgage loans serviced for others as of December 31, 2008 and 2007, respectively.

(3)	Outstanding balance of loans serviced for third parties amounted to $9.5 billion, $10.1 billion and $12.0 billion as of December 31, 2008, 2007 and 2006, respectively.
2008 compared to 2007. For the year ended December 31, 2008, total net servicing loss, including the adjustment for changes in fair value, as a result of the Company’s adoption of SFAS 156 in January 2007, amounted to $7.7 million, compared to a net servicing income of $20.7 million for 2007. The net servicing loss resulted for 2008 was principally driven by the change in fair value of MSRs. The change in fair value of MSR amounted to $42.6 million for the year ended December 31, 2008, compared to $20.8 million loss for the corresponding 2007 period. The decrease in fair value during 2008 was mainly related to a decrease in interest rates which primarily impacted the earnings rate on escrow balances, which accounted for $27.3 million of the loss in the fair value. The remaining $15.3 million was due to a realized principal amortizations and higher forecasted prepayments. Changes in the fair value of MSRs may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayments speed assumptions) or other changes due to the collection or realization of expected cash flows.
Loan servicing fees, net of guarantee fees, decreased by $3.8 million, or 11%, for the year ended December 31, 2008, compared to 2007, principally due to a decrease in the average servicing portfolio for third parties. Doral Financial’s servicing portfolio for third parties amounted to $9.5 billion and $10.1 billion as of December 31, 2008 and 2007, respectively. The changes in the Company’s servicing portfolio were mainly related to the repurchase of loans serviced for others.
For the year ended December 31, 2008, interest loss increased by $2.8 million, or 70%, compared to the corresponding 2007 period. The increase in interest loss is directly related to the increase in the repurchase of loans, specially related to the repurchase of delinquent loans.
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
Capitalization of MSR. The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the mortgage loan and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. See “-Critical Accounting Policies — Gain on Mortgage Loan Sales”. For the year ended December 31, 2008, 2007 and 2006, Doral Financial recognized as capitalization of servicing assets $7.4 million, $5.3 million and $50.0 million, respectively, in connection with the sale of loans to third parties, including sales, during 2006, related to the restructuring of prior mortgage loan transfers that had been classified as secured borrowings as part of the restatement.
Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income for the year ended December 31, 2008, 2007, and 2006:
Table G — Commissions, Fees and Other Income

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Retail banking fees	$28,060	$21,131	$19,323
Insurance agency commissions	10,550	8,834	8,813
Asset management fees and commissions	618	572	1,011
Other income	4,573	1,646	8,231
Income from the redemption of shares of VISA, Inc.	5,234	—	—
Net premium on deposits sold	—	9,521	—

Total	$49,035	$41,704	$37,378

2008 compared to 2007. Commissions, fees and other income for the year ended December 31, 2008 increased by $7.3 million, or 18%, compared to 2007. The increase in commissions, fees and other income during 2008 was mainly related to an increase in retail banking fees. Doral Financial’s banking fees increased by $6.9 million, or 33%, compared to 2007, principally driven by a higher number of checking accounts, the conversion of ATH card holders to debit cards, as well as higher service fees associated with these accounts.
Doral Financial’s insurance agency business is closely integrated with its mortgage origination business and insurance agency commissions are comprised principally of commissions on dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Bank PR’s subsidiary, Doral Mortgage LLC. Insurance agency commissions amounted to $10.6 million for the year ended December 31, 2008, compared to $8.8 million for 2007. The increase of $1.8 million during 2008 was principally related to higher penetration and increase in commissions.
Doral Financial’s asset management fees and commissions amounted to $0.6 million for the year ended December 31, 2008 and 2007. The income remained steadier due to the fact that Doral Securities was limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.
Doral Financial’s other income increased by $2.9 million compared to 2007. The increased income for 2008 compared to the corresponding 2007 period was principally related to income associated to the sale of certain residential units of a residential housing project that the Company took possession of in 2005 amounting to $1.8 million, compared to $1.1 million for 2007. Also, other income for the year ended December 31, 2008 was impacted by an increase of $1.5 million driven by income related to the reimbursement of expenses associated to dwelling policies.
Commissions, fees and other income were impacted during 2008 by a gain of $5.2 million derived from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement.
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
Non-Interest Expenses
A summary of non-interest expenses for the years ended December 31, 2008, 2007, and 2006 is provided below.

Table H — Non-Interest Expenses

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Compensation and employee benefits	$70,562	$118,709	$96,342
Taxes, other than payroll and income taxes	9,880	11,312	12,552
Advertising	8,519	11,378	9,849
Professional services	24,156	55,617	62,051
Communication expenses	17,672	14,776	15,391
EDP service charges	11,146	8,630	7,489
Occupancy expenses	18,341	18,295	19,152
Office expenses	6,099	5,915	5,865
Depreciation and amortization	16,013	17,586	22,028
Provision for contingencies	—	—	95,000
Other	58,024	41,274	28,623

Total non-interest expenses	$240,412	$303,492	$374,342

2008 compared to 2007. Non-interest expense for the year ended December 31, 2008 decreased by $63.1 million, or 21%, compared to 2007. The decrease in non-interest expenses during 2008 was driven by the elimination of expenses associated with 2007 recapitalization and reorganization efforts and the cost control measures implemented by the Company during 2008. These reductions were partially offset by a provision for claim receivable of $21.6 million and increases in the Company’s communication and information system expenses, mainly associated to an increase in ATH and VISA debit card activity.
For the year ended December 31, 2008 compensation and employee benefits decreased by $48.1 million, or 41%, compared to 2007. The decrease in compensation and employee benefits during 2008 was primarily related to (i) a reduction of $24.2 million in production, performance and other bonuses; (ii) a significant reduction related to incentive and stock option compensation made during 2007 amounted to $8.2 million, of which $4.4 million was related to the payment remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement and $3.8 million to the recognition of stock-based compensation related to the termination of stock options; and (iii) a reduction of $3.0 million related to payments to agencies employees.
Taxes, other than payroll and income taxes decreased by $1.4 million, or 13%, compared to the corresponding 2007 period. The decrease in taxes, other than payroll and income taxes was primarily related to a decrease in the payment of municipal taxes principally driven by a decrease in the patent payment obligation associated to a lower business volume during 2008.
Advertising expenses for the year ended December 31, 2008 decreased by $2.9 million, or 25%, compared to 2007. The decrease in advertising expense for 2008 was principally related to the elimination of expenses associated with Doral’s refreshed branding which amounted to $1.8 million for the year ended December 31, 2007 and also a general reduction in advertising expenses related to the cost control measures implemented by the Company during 2008.
For the year ended December 31, 2008 professional fees decreased by $31.5 million, or 57%, compared to 2007. The decrease in professional fees was primarily related to the elimination of expenses associated to the recapitalization and reorganization efforts and to the settlement of the class action lawsuit in August 2007. The decline in professional expenses during 2008 was driven by (i) the elimination of $19.6 million, $8.6 million in professional services related to the remediation of legacy issues, $5.0 million of other legal expenses and $6.0 million in professional services for investment banking and other services, and (ii) a reduction of $1.4 million in legal expenses and $1.8 million in accounting and auditing expenses. However, the Company has been required to continue advancing legal expenses to former officials and directors in connection to the legal proceedings related to the Restatement process. For additional information please refer to Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Communication expenses for the year ended December 31, 2008 increased by $2.9 million, or 20%, compared to the corresponding 2007 period. The increase in communication and information system was mainly related to an increase in fee income of $3.4 million in ATH and VISA expenses associated with the increase in usage of the Company’s ATH and credit cards by its customers.
For the year ended December 31, 2008, EDP service charges increased by $2.5 million, or 29%, compared to the corresponding 2007 period. The increase in EDP service changes was impacted by an increase of $2.6 million in software expenses related to a new service implemented by the Company in 2008.
For the year ended December 31, 2008 depreciation and amortization expense decreased by $1.6 million, or 9%, compared to 2007. The decrease in depreciation expense was principally related to an adjustment of $0.8 million resulting from the physical inventory of the Company’s fixed assets realized during 2008.
Other expenses for the year ended December 31, 2008 increased by $16.8 million, or 41%, compared to 2007. The increase in other expenses during 2008 was principally driven by (i) a decrease of $3.4 million in legal expenses; (ii) a decrease of $7.9 million related to a combination of elimination of charges made in 2007 related to a net increase in the recourse liability of $2.3 million, write offs of certain uncollectible commissions of approximately $1.5 million, and expenses related to foreclosure claims of approximately $4.1 million; and (iii) offset by a provision of $21.6 million on a claim receivable related to the Lehman default, a loss of $3.4 million related to the elimination of tax credits granted to customers under Law 197, by an increase of $1.0 million in foreclosures expenses, an increase of $1.2 million primarily related to increases in costs associated to the sale of certain residential units of a residential housing project that the Company took possession of in 2005, and by an increase of $1.3 million in FDIC insurance fees.
2007 compared to 2006. Non-interest expense for the year ended December 31, 2007 decreased by $70.9 million, or 19%, compared to 2006. The decrease in 2007 was primarily due to an accrual recorded in 2006, in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement.
Compensation and employee benefits during 2007 increased by $22.4 million, or 23%, compared to 2006. The increase in compensation and employee benefits during 2007 was primarily due to (i) the payment of $17.0 million in cash bonuses pursuant to the Key Employee Incentive Plan; (ii) $7.4 million primarily related to the accrual of severance payments in connection with the separation of approximately 40 highly compensated employees in January 2008; (iii) the payment of $4.4 million remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement; and (iv) the recognition of $3.8 million of stock-based compensation related to the termination of stock options.
Advertising expense for 2007 increased by $1.5 million, or 16%, compared to 2006. The increase in advertising expense for 2007 was principally due to $1.8 million related to the expenses associated with Doral’s refreshed branding.
Professional fees for 2007 decreased by $6.4 million, or 10%, compared to 2006. The decrease in professional fees is primarily related to the decrease in the restatement-related expenses during 2007. During 2006, the Company incurred in $24.0 million associated to restatement-related expenses, compared to $8.6 million in professional services related to remediation of legacy issues and to $5.0 million in other legal expenses for 2007. Also, professional expenses for 2007 included an expense of $6.0 million in professional services for investment banking and other services, and $1.9 million in professional services related to Doral Holdings.
Depreciation and amortization expense during 2007 decreased by $4.4 million, or 20%, compared to 2006. The decrease in depreciation was principally related to the acceleration in 2006 of leasehold improvements on vacated properties.
Other expenses for the year ended December 31, 2007 increased by $12.7 million, or 44%, compared to 2006. The increase in other expenses was principally related to net increase in the recourse liability of $2.2 million, write offs of certain uncollectible commissions of approximately $1.5 million, and expenses related to foreclosure claims of approximately $4.1 million.
Income Taxes
Background
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
Under Puerto Rico Income Tax Law, the Company and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%. In May 2006, the Government of Puerto Rico approved a one year transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate was 39.0%.
Doral Financial enjoys an income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, for which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States.
Income Tax Expense
The components of income tax expense (benefit) for the years ended December 31, are summarized below:

	2008	2007	2006
	(In thousands)
Current income tax expense:
Puerto Rico	$1,642	$2,396	$406
United States	2,598	1,540	3,482

Total current income tax expense	4,240	3,936	3,888
Deferred income tax expense (benefit):
Puerto Rico	281,616	(134,344)	(51,868)
United States	145	(1,446)	(127)

Total deferred income tax expense (benefit)	281,761	(135,790)	(51,995)

Total income tax expense (benefit)	$286,001	$(131,854)	$(48,107)

The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes as follows:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)
Loss before income taxes		$(32,258)		$(302,762)		$(272,008)

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Loss	Amount	Loss	Amount	Loss
Tax at statutory rates	$12,581	39.0	$118,077	39.0	$112,883	41.5
Tax effect of exempt income, net of expense disallowance	4,393	13.6	2,794	0.9	5,365	2.0
Net income (loss) from the international banking entity	5,728	17.8	(27,583)	(9.1)	11,732	4.3
Net (increase) decrease in deferred tax valuation allowance(1)	(295,887)	(917.3)	90,327	29.8	(125,923)	(46.3)
Other, net	(12,816)	(39.7)	(51,761)	(17.0)	44,050	16.2

Income tax (expense) benefit	$(286,001)	(886.6)	$131,854	43.6	$48,107	17.7

(1)	Net of the effect, in 2007, of realization of NOLs (previously with a valuation allowance) related to intercompany transactions.
Deferred Tax Components
The Company’s deferred tax asset is composed primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company. The largest component of the deferred tax asset arises from the differential in the tax basis of IOs sold.
During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all the IO transfers within the DFC corporate group. The second agreement, executed during the third quarter of 2006, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within the Doral corporate group, including the Puerto Rico banking subsidiary. The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 11 year period (15 year original amortization period) in which the amortization deduction of the IO Tax Asset is available.
During the first quarter of 2008, the Company entered into an agreement with the Puerto Rico Treasury Department with respect to the allocation method (and period) of expenses incurred related to a settlement agreement (“Settlement Expenses”) that resulted from litigation related to the Company’s restatement. This agreement was effective as of December 31, 2007 and permits the total expense related to the settlement of the lawsuit ($96.0 million) to be allocated to any entity within the Company over a period of three years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets at December 31, were as follow:

	2008	2007
	(In thousands)
Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$234,630	$256,472
Net operating loss carry-forwards	125,134	121,337
Allowance for loan and lease losses	51,585	48,644
Provision for contingencies	12,520	—
Capital loss carry-forward	9,111	8,570
Net unrealized losses on trading and available for sale securities	17,822	10,970
MSRs	13,566	2,961
Net deferred loan origination fees/costs	4,827	2,049
Other reserves and allowances	40,171	29,169

Gross deferred tax asset	509,366	480,172
Valuation allowance	(388,539)	(87,312)

Net deferred tax asset	$120,827	$392,860

At December 31, 2008, the valuation allowance was $388.5 million, a $301.2 million increase over 2007. A large portion of this allowance was established during the fourth quarter of 2008 due to both (i) a three-year cumulative loss position in some of the Company’s Puerto Rico taxable entities, and (ii) that during the fourth quarter of the year were unable to meet the tax projection, due primarily to the global financial crisis which resulted in lower than expected net interest income and higher provisions for loan and lease losses. The allowance covers all deferred tax assets in two entities with cumulative three-year losses except for the IO deduction that will be transferred to the profitable Puerto Rico taxable entities in the amount of $83.9 million and the deferred tax asset on unrealized losses on available for sale securities of $19.3 million. The allowance also includes a valuation allowance of $5.3 million related to deferred taxes on unrealized losses on cash flow hedges.
Net operating loss carry-forwards outstanding at December 31, 2008 expire as follows:

(In thousands)

2012	$113
2013	76,483
2014	18,818
2015	29,721

$125,135

The tax expense recognized for the year ended December 31, 2008 was primarily related to a charge through earnings of an additional valuation allowance on its deferred tax assets of approximately $295.9 million. The recognition of the income tax benefit for the year ended December 31, 2007 was principally related to changes in the Company’s valuation allowance for its deferred tax assets resulting from changes in earnings expectations used to evaluate the realization of the tax assets as a result of the Company’s $610.0 million recapitalization in July 2007.
The Company evaluates its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes” which states that deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.
In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years, and tax planning strategies, in making this assessment.
The determination of a valuation allowance on deferred tax assets requires judgment based on the weight of all available evidence and considering the relative impact of negative and positive evidence. Certain events occurred in the fourth quarter of 2008 that led management to reassess its expectations of the realization of its deferred tax assets and to conclude that an additional valuation allowance was necessary.
As of December 31, 2008, two of the Company’s Puerto Rico taxable entities had a three year cumulative loss in earnings before tax, and during the fourth quarter of the year were unable to meet the projected income, due primarily to a reduction in net interest income and increases in the provision for loan and lease losses. These two entities had a pretax loss of $36.9 million versus a projected pretax income of $8.4 million for the fourth quarter of 2008. For purposes of assessing the realization of the deferred tax assets, this fourth quarter 2008 pretax loss and the cumulative taxable loss position for these two entities are considered significant negative evidence and have caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future, considering the criteria of SFAS No. 109. Accordingly, as of December 31, 2008, the Company determined that it is more likely than not that $388.5 million of its gross deferred tax asset will not be realized and maintains a valuation allowance for that amount. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At December 31, 2008, the net deferred tax asset associated with these companies was $16.5 million. Approximately $83.9 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
As of December 31, 2007 and September 30, 2008, the Company’s deferred tax assets amounted to $480.2 million and $505.8 million, respectively, with a valuation allowance of $87.3 million $92.6 million, respectively. At that time, the Company assessed the realization of the deferred tax assets by considering both the positive and negative evidence regarding its ability to generate sufficient taxable income. Positive evidence included realization of pre-tax income for the nine month period ended September 30, 2008, projected earnings attributable to the core business through the projection period, repayment of $625.0 million in senior notes on July 20, 2007, as a result of the recapitalization which served to significantly reduce interest expense, and the results of the leveraging plan. The Company believes that the losses incurred in 2006 and 2007 were due to specific and unusual events that were rooted in the restatement of the Company’s financial statements from 2000 to 2004, including expenses related to outside consultants, advisors, and lawyers, the settlement of the shareholder lawsuit, the expenses associated with its recapitalization and restructuring of its balance sheet to reduce the impact of legacy issues on its future earnings. After the recapitalization and simultaneous corporate reorganization the Company started operating under a different business model which enabled it achieve significant improvements in its operating results during the latter half of 2007 and in the first nine months of 2008. Positive evidence of the Company’s ability to realized its deferred tax assets also included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move the IO Tax Asset amortization and the Settlement Expenses to profitable entities in accordance with Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the increase in interest earning assets of Doral Bank PR, through among other things, transferring certain assets from its international banking entity to Doral Bank PR. Negative evidence included lower than expected pre-tax income for the first nine months of 2008, and losses for the years ended December 31, 2007 and 2006, and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income and the then economic outlook. In assessing the realization of the deferred tax assets, management considered all sources of taxable income as detailed in SFAS No. 109, including its projection of future taxable income, cost reductions already effected and tax-planning strategies. At December 31, 2007 and September 30, 2008, management concluded that it was more likely than not that a portion of its gross deferred tax asset would not be realized and maintained a valuation allowance of $87.3 million and $92.6 million, respectively.
Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale since it has the intent and ability to hold these until recovery of value and has therefore determined that a valuation allowance is not necessary at this time.
Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax asset.
Management will reassess the realization of its deferred tax assets at each reporting period based on the criteria of SFAS No. 109. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
FIN 48
As a result of the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, on January 1, 2007, the Company recorded an adjustment to retained earnings of $2.4 million. As of December 31, 2008 and 2007, the Company had unrecognized tax benefits of $13.7 million and interest and penalties of $5.2 million and $3.7 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For both years ended December 31, 2008 and 2007, the Company recognized approximately $1.4 million in interest and penalties.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of December 31, 2008, the following years remain subject to examination: U.S. Federal jurisdictions — 2003 through 2007 and Puerto Rico — 2004 through 2007.
It is reasonably possible that within the next twelve months the Company will resolve all matters presently contemplated as unrecognized tax benefits due primarily to the expiration of the statute of limitations. The resolution of these matters would likely result in a reduction of the provision for income taxes and the effective tax rate in the period of resolution of substantially all the unrecognized tax benefits. Refer to Note 28 to the consolidated financial statements for additional information on income taxes.
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
During 2006, the Company reduced the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with FINRA. As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.
During 2006, the Company consolidated all of its mortgage origination activities under a single Doral Mortgage brand, thus eliminating the mortgage banking operations of Sana Mortgage, Centro Hipotecario and HF Mortgage Bankers.
During 2007, in connection with the recapitalization transaction, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as a wholly-owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, the financial information related to the operating segment presented below use the old report segment structure. In establishing the old reportable segment structure for the year ended December 31, 2008 and 2007, the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR have been reclassified to the mortgage banking segment including the elimination of the dividend paid by Doral Bank PR to the Company as a result of the transfer. Please refer to Note 38 of the consolidated financial statements accompanying this Annual Report on Form 10-K for summarized financial information regarding these operating segments.
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
Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans, and invests in mortgage-backed securities as well as in other investment securities and offers traditional banking services. Net loss for the banking segment amounted to $121.0 million during 2008, compared to a net loss of $153.7 million during 2007 and to a net income of $22.4 million during 2006, respectively.
2008 compared to 2007. Net interest income for the banking segment was $158.0 million for 2008, compared to $153.0 million for 2007. The increase in net interest income was driven by a decline in interest expense of $35.7 million, partially offset by a reduction in interest income of $30.8 million. The reduction in interest expense was principally related to (i) a reduction of $15.6 million in deposits costs as a result of the repositioning of the Company’s deposit products and the general decline in interest rates, and (ii) a reduction of $34.4 million in the interest expense of the repurchase agreements impacted in part by the Lehman default and by the cancellation of borrowings to finance securities sold during the second half of 2007. These reductions were partially offset by an increase of $14.0 million in advances from FHLB. Total average interest-earning assets for the banking segment amounted to $8.4 billion for 2008, compared to $8.2 billion for the corresponding 2007 period. For the year ended December 31, 2008, interest rate margin was 1.87%, compared to 1.86% for the comparable 2007 period.
The provision for loan and lease losses decreased $23.3 million from $68.8 million in 2007 to $45.5 million in 2008 due in part to a transfer of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio, which resulted in an increase in the provision of $9.0 million in 2007. No such transfer was executed in 2008.
Non-interest income for the banking segment amounted to $27.3 million for 2008, compared to a loss of $103.0 million in 2007. The loss in 2007 was driven by Company’s decision to sell $2.4 billion of available for sale investment securities, of which $2.2 million was related to the banking subsidiaries, during the second half of 2007, as a result of the Third and Fourth Quarter Reassessments.
Income tax expense for 2008 was $111.7 million compared to an income tax benefit of $5.3 million for 2007. This increase of $117.0 million was due to an increase in the deferred tax asset valuation allowance in 2008.
2007 compared to 2006. Net interest income for the banking segment was $153.0 million for 2007, compared to $192.9 million for 2006. The decrease in net interest income was principally due to a reduction in interest-earning assets, partially offset by a decrease in interest-bearing liabilities, resulting in an increase in the net interest margin from 1.74% for the year ended December 31, 2006 to 1.86% for the year ended December 31, 2007. Total average interest-earning assets for the banking segment for 2007 were $8.2 billion, compared to $11.1 billion for 2006. The reduction in the average balance of the interest-earning assets is primarily related to the sale of $2.2 billion of available for sale investment securities during 2007.
Non-interest loss for the banking segment was $103.0 million for 2007, compared to a loss of $9.1 million in 2006. The non-interest loss during 2007 was principally driven by the Company’s decision to sell $2.4 billion of available for sale investment securities, of which $2.2 billion relates to the banking subsidiaries, during the second half of 2007, as a result of the Third and Fourth Quarter Reassessments. The non-interest loss for 2006 was principally related to the Company’s decision to sell $1.7 billion from its available for sale portfolio at a loss of approximately $25.4 million during the fourth quarter of 2006, of which $231.0 million settled during the first quarter of 2007. The Company’s decision was designed as a measure to increase future net interest income and liquidity, as well as to strengthen its capital ratios.

Non-interest expenses for this segment increased to $157.7 million during 2007 compared to $127.2 million in 2006. Total non-interest expenses during 2007 includes increases in compensation and benefits expenses principally related to $2.7 million of severance payments and marketing expenses associated with Doral’s new branding campaign amounting to $2.5 million. Non-interest expense for 2006 was driven principally by increases in professional fees associated with the reengineering and recapitalization efforts.
Mortgage Banking
This segment relates to the business activities of the holding company. Prior to 2007, the holding company and various of its subsidiaries were engaged in mortgage originations, securitizations and related activities. As part of the business transformation effort, Doral Financial transferred its mortgage origination and servicing platforms, subject to certain exclusions, to Doral Bank PR, including its wholly-owned subsidiary, Doral Mortgage. The Company’s mortgage origination business is now conducted by Doral Mortgage LLC, a wholly-owned subsidiary of Doral Bank PR, and the Company’s mortgage servicing business is operated by Doral Bank PR. Prior to July 2007, the origination of residential mortgage loans and the servicing of these loans was principally conducted through an operating division of the holding company and a number of mortgage banking subsidiaries of the holding company. With the exception of Doral Mortgage, operations of all other mortgage banking subsidiaries were ceased. Loans that were not securitized or sold in the secondary market were generally funded by Doral Bank PR under a master production agreement. The holding company, which is considered part of the mortgage bank segment, also held a substantial portfolio of investment securities. Substantially all new loan origination and investment activities at the holding company level were also terminated.
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
2008 compared to 2007. Net interest income for the mortgage banking segment amounted to $17.4 million for 2008, compared to a net interest loss of $2.4 million for the comparable period of 2007. The increase in net interest income for 2008 was driven by a $42.8 million decline in interest expense partially offset by $23.0 million reduction in interest income, when compared to 2007 period. The mortgage banking segment was fully benefited in 2008 from the repayment of the $625.0 million in senior notes from the proceeds of the Company’s capital raise in July 2007, allowing for the larger reduction in interest expense. Net interest loss in 2007 was driven by a loss of interest income due to the sale of $3.1 billion in mortgage loans. For the year ended December 31, 2008, the interest rate margin for the mortgage banking segment was 1.52% compared to (0.16%) for 2007. The average balance of interest-earning assets for the segment was $1.1 billion and $1.5 billion for December 31, 2008 and 2007, respectively.
Non-interest income for the mortgage banking segment amounted to $64.5 million for 2008, compared to $39.1 million for the corresponding 2007 period. The non-interest income for 2008 was primarily related to a reduction of $42.6 million in the fair value of the Company’s MSR offset by $27.6 million in trading gains associated with the economic hedge for the MSR, and by a $10.9 million gain on sale of mortgages. Non-interest income for 2007 was primarily related to servicing income of $24.3 million and $11.9 million on gain on sale of mortgage loans.
Non-interest expenses for this segment amounted to $71.9 million in 2008 compared to $171.5 million in 2007. The decrease in non-interest expense during 2008 was primarily related to a reduction in compensation and benefit expenses and professional services expenses of $53.2 million and $28.1 million, respectively, when compared to the corresponding 2007 period. Non-interest expenses for 2007 was impacted by (i) the payment of $4.4 million remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement; (ii) the recognition of $3.8 million of stock-based compensation related to the termination of stock options; (iii) $3.6 million related to severance payments; and (iv) $1.6 million of professional services related to accounting matters of Doral Holding GP, ultimate holding company.
Net loss for 2008 was $161.2 million compared to $7.8 million for the corresponding 2007 period. The net loss for the year ended December 31, 2008 was primarily driven by an increase in income tax expense related to the increase in the valuation allowance for deferred tax assets. Income taxes expense for 2008 amounted to $170.5 million compared to an income tax benefit of $128.5 for the comparable 2007 period.
2007 compared to 2006. Net interest loss for the mortgage banking segment amounted to $2.4 million for 2007, compared to net interest income of $3.5 million for the comparable period of 2006. The net interest loss was driven by a loss of interest income due to the sale of $3.1 billion in mortgage loans. The decrease in net interest income in 2006 was due to a significant reduction in net interest margin caused by an increase in interest expense, coupled with a 48% reduction in the average balance of interest-earning assets. The average balance of interest-earning assets for the segment was $1.5 billion and $3.3 billion for 2007 and 2006, respectively.
Non-interest income for the mortgage banking segment amounted to $39.1 million for 2007, compared to a loss of $40.1 million for the corresponding period of 2006. Non-interest income for 2007 was primarily related to $24.3 million of net servicing income and $11.9 million on gain on sale of mortgage loans, compared to a non-interest loss of $40.1 million during 2006, principally related to a $42.0 million loss on the IOs valuation, which, in turn, was principally related to losses suffered during the first half of 2006 from the impact of increases in short-term interest rates on IOs that did not have caps on the pass-through interest payable to investors and an $8.2 million net loss in connection with the previously announced restructurings of prior loan sale transactions with local financial institutions.
Non-interest expenses for this segment amounted to $171.5 million for the year ended December 31, 2007 compared to $247.2 million for the comparable period in 2006. Non-interest expense for 2007 was impacted by (i) the payment of $4.4 million remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement; (ii) the recognition of $3.8 million of stock-based compensation related to the termination of stock options; (iii) $3.6 million related to severance payments; and (iv) $1.6 million of professional services related to accounting matters of Doral Holding GP, ultimate holding company. The increase in non-interest expenses for this segment in 2006 was driven principally by a $95.0 million reserve established in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement and increases in professional fees associated with the ongoing legacy and transformation process.

Institutional Securities Operations
Doral Financial has been steadily decreasing the operations of this segment. During 2002, Doral Financial sold its retail securities brokerage business to an unaffiliated broker-dealer. As part of the Company’s expense reduction efforts, during the fourth quarter of 2005, the Company terminated its institutional sales and investment banking services. During 2006, the Company sold substantially all of Doral Securities’ investment securities and during the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations were limited during 2008 to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.
Net loss for this segment amounted to $141,000 for the year ended December 31, 2008, compared to net income of $0.4 million for the corresponding period of 2007 and to a net loss of $0.3 million for the comparable 2006 period. The net loss for 2006, compared to net income for the corresponding period of 2007, was primarily related to a loss of $1.3 million on trading activities during 2006.
Insurance Agency
Doral Financial operates its insurance agency activities through its wholly-owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s mortgage customers. Doral Insurance Agency also offers a diversified range of insurance products such as auto, life, home protector and disability, among others. Net income for this segment amounted to $6.3 million during 2008, compared to $3.2 million for 2007 and $4.2 million for 2006. The increase in net income during 2008 was principally related to an increase in volume driven by higher sales volume as well as an increase related to the insurance portfolio acquired from CitiSeguros P. R. Retail Bank, a subsidiary of Citigroup, Inc., of approximately 11,000 policies on February 27, 2008. For the year ended December 31, 2008, insurance fees and commissions amounted to $10.6 million, compared to $8.8 million in 2007 and $8.8 million in 2006.
BALANCE SHEET AND OPERATING DATA ANALYSIS
Loan Production
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $182.2 million, $85.1 million and $88.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the years indicated:

Table I — Loan Production

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands, except for
	average initial loan balance)
FHA/VA mortgage loans
Number of loans	2,727	1,392	2,001
Volume of loans	$349,238	$143,714	$200,495
Percent of total volume	26%	11%	10%
Average initial loan balance	$128,067	$103,243	$100,197
Conventional conforming mortgage loans
Number of loans	806	1,268	1,564
Volume of loans	$95,828	$145,079	$187,480
Percent of total volume	7%	11%	9%
Average initial loan balance	$118,893	$114,416	$119,872
Conventional non-conforming mortgage loans(1)
Number of loans	4,044	3,598	8,751
Volume of loans	$514,163	$461,432	$925,232
Percent of total volume	39%	34%	46%
Average initial loan balance	$127,142	$128,247	$105,729
Construction developments loans(2)
Number of loans	24	24	115
Volume of loans	$82,880	$64,661	$66,199
Percent of total volume	6%	5%	3%
Average initial loan balance	$3,453,333	$2,694,208	$575,643
Disbursements of construction developments loans
Volume of loans	$87,309	$229,634	$414,660
Percent of total volume	7%	17%	21%
Commercial loans(3)
Number of loans	200	384	621
Volume of loans	$130,048	$235,761	$178,596
Percent of total volume	10%	18%	9%
Average initial loan balance	$650,237	$613,960	$287,594
Consumer loans(3)
Number of loans	7,631	6,876	2,491
Volume of loans	$61,455	$49,300	$34,991
Percent of total volume	5%	4%	2%
Average initial loan balance	$8,053	$7,170	$14,047
Other(4)
Number of loans	3	2	5
Volume of loans	$6,600	$2,188	$9,553
Percent of total volume	—	—	—
Average initial loan balance	$2,200	$1,094	$1,911

Total loans
Number of loans	15,435	13,544	15,548
Volume of loans	$1,327,521	$1,331,769	$2,017,206

(1)	Includes $29.2 million, $29.0 million and $73.4 million, in second mortgages for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Construction development loans during 2008 relates to new commitments to fund construction loans in New York.

(3)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(4)	Consists of multifamily loans.
Total loan production for 2008 remained steady when compared to 2007 corresponding period. However, loans originated by the Company during 2008 decreased by $101.4 million, or 8%, compared to 2007,

partially offset by an increase of $97.2 million associated to production purchased from third parties. The decrease in Doral Financial’s loan internally originated is due to a number of factors including changes in underwriting standards, deteriorating economic conditions in Puerto Rico, competition from other financial institutions and changes in laws and regulations, such as the amendment to the Puerto Rico Notarial Law and the impact of Law 197. For additional information regarding the amendment to the Puerto Rico Notarial Law and Law 197 please refer to Item I. Business, “Changes to Legislation or Regulation” of this Annual Report on Form 10-K.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the years ended December 31, 2008, 2007, and 2006, refinancing transactions represented approximately 53%, 54% and 55%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
Loan Origination Channels
In Puerto Rico, Doral Financial relies primarily on Doral Bank PR’s extensive branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiaries. Due to worsening economic conditions in Puerto Rico, new lending activity was limited during 2008.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the years indicated:
Table J — Loan Origination Sources

	Year ended December 31,
	2008			2007			2006
	Puerto Rico	U.S.	Total	Puerto Rico	U.S.	Total	Total
Retail	58%	—	58%	50%	—	50%	60%
Wholesale(1)	14%	—	14%	6%	—	6%	4%
Construction Developments(2)	6%	7%	13%	20%	2%	22%	24%
Other(3)	8%	7%	15%	20%	2%	22%	12%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction loans and disbursement of existing construction loans.

(3)	Refers to commercial, consumer and multifamily loans originated through the banking subsidiaries.
Mortgage Loan Servicing
Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. During 2008 and 2007, the Company did not purchase servicing rights, as compared to approximately $16.4 million of purchased servicing rights for the year ended December 31, 2006, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.
The following table sets forth certain information regarding the total mortgage loan servicing portfolio:

Table K — Loans Serviced for Third Parties

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands, except for average
	size of loans serviced)
Composition of Portfolio Serviced for Third Parties at Year End:
GNMA	$2,267,782	$2,115,760	$2,154,476
FHLMC/FNMA	3,451,334	3,756,019	4,041,920
Other conventional mortgage loans(1)(2)	3,741,234	4,200,759	5,800,928

Total portfolio serviced for third parties	$9,460,350	$10,072,538	$11,997,324

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$10,072,538	$11,997,324	$9,802,750
Additions to servicing portfolio	431,317	296,091	4,191,364
Bulk servicing acquired	—	—	16,376
Servicing sold and released due to repurchases(3)	63,964	752,315	40,924
Run-off(4)	979,541	1,468,652	1,972,242

Ending servicing portfolio	$9,460,350	$10,072,538	$11,997,324

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	112,150	119,306	139,700
Weighted-average interest rate	6.41%	6.60%	6.54%
Weighted-average remaining maturity (months)	246	255	255
Weighted-average gross servicing fee rate — loans serviced to others	0.39%	0.39%	0.39%
Average-servicing portfolio(5)	$9,645,932	$10,782,861	$11,427,454
Principal prepayments	$632,694	$769,074	$1,114,858
Constant prepayment rate	6%	7%	9%
Average size of loans	$84,354	$84,426	$85,879
Servicing assets, net	$114,396	$150,238	$176,367

Delinquent Mortgage Loans and Pending Foreclosures at Year End:
60-89 days past due	2.08%	1.70%	1.58%
90 days or more past due	3.55%	2.10%	1.64%

Total delinquencies excluding foreclosures	5.63%	3.80%	3.22%

Foreclosures pending	2.55%	2.11%	2.12%

(1)	Excludes $4.3 billion, $3.7 billion and $3.3 billion of mortgage loans owned by Doral Financial at December 31, 2008, 2007 and 2006, respectively.

(2)	Includes portfolios of $177.0 million, $201.7 million and $242.2 million at December 31, 2008, 2007 and 2006, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	As of December 31, 2008 includes $48.1 million of principal balance of loans repurchased from a third party. As of December 31, 2007 includes $693.9 million of principal balance of loans related to MSRs sales.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(5)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.0 billion, $3.4 billion and $4.2 billion at December 31, 2008, 2007 and 2006, respectively.
Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At December 31, 2008 and 2007, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S., compared to approximately 1% for the corresponding period in 2006.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.6 billion, $0.8 billion, and $1.1 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

Total delinquencies excluding foreclosures increased from 3.80% to 5.63% from 2007 to 2008 as a result of the economic recession and general deterioration of the mortgage sector. Pending foreclosures increased from 2.11% and 2.12% as of December 31, 2007 and 2006, respectively, to 2.55% as of December 31, 2008, due to the economic recession and general deterioration in the mortgage sector. The Company does not expect significant losses related to these items since it has a provision for loans under recourse agreements and for other non recourse loans has not experienced significant losses in the past.
During the fourth quarter of 2007, the Company decided to enter into an economic hedge to reduce exposure to fluctuations in the market value of its MSRs. The Company executed this economic hedge by purchasing U.S. Treasuries and placing the notes in the trading account. Although the positions will not provide a perfect economic hedge, they will offset the general movements in market value of the Company’s MSRs tied to changes in interest rates. The Company therefore continues to maintain the position given its performance.
Loans Held for Sale
Loans held for sale are carried on Doral Financial’s Consolidated Statements of Financial Condition at the lower of net cost or market value on an aggregate portfolio basis. Market values are determined by reference to market prices for comparable mortgage loans, adjusted by the portfolio credit risk. The amount by which costs exceed market value, if any, is accounted for as a loss during the period in which the change in valuation occurs. Given traditional consumer preferences in Puerto Rico, substantially all of Doral Financial’s residential loans held for sale are fixed-rate loans. Please refer to Note 11 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans held for sale.
As of December 31, 2008, Doral Financial owned approximately $386.6 million in loans held for sale, of which approximately $348.3 million consisted of residential mortgage loans.
During the first quarter of 2008, the Company transferred $48.2 million from the loans held for sale portfolio to the loans receivable portfolio. The Company transferred the loans because they were deemed not salable to the Agencies. Also during 2007, the Company performed a review of its loans held for sale portfolio. As a result of this review, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale and transferred a total amount of $1.4 billion of loans from the held for sale portfolio to its loans receivable portfolio, at lower-of-cost-or-market on an aggregated basis and no charge resulted.
GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral Financial may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional (but not an obligation). When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back into the Company’s portfolio of loans held for sale, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2008, the portfolio of loans held for sale includes $165.6 million related to GNMA defaulted loans, compared to $126.0 million and $100.3 million as of December 31, 2007 and 2006, respectively.

Loans Receivable
Doral Financial originates mortgage loans secured by income-producing residential and commercial properties, construction loans, land loans, certain residential mortgage loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Loans receivable are originated primarily through Doral Financial’s banking subsidiaries. During 2007, the Company experienced a significant increase in loans receivable principally related to the reclassification of $1.4 billion of loans from the loans held for sale portfolio to the loans receivable portfolio. A significant portion of Doral Financial’s loans receivable consists of loans made to entities or individuals located in Puerto Rico.
The maximum aggregate amount in unsecured loans that Doral Bank PR could make to a single borrower under Puerto Rico banking regulations as of December 31, 2008, was approximately $89.6 million. Puerto Rico banking regulations permit larger loans to a single borrower to the extent secured by qualifying collateral. The maximum aggregate amount in loans that Doral Bank NY could make to a single borrower under the OTS banking regulations as of December 31, 2008, was $2.3 million. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of related borrowers as of December 31, 2008 was $47.5 million.
The following table sets forth certain information regarding Doral Financial’s loans receivable:
Table L — Loans Receivable, Net

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Construction loans	$506,031	$588,175	$817,352	$795,848	$629,913
Residential mortgage loans	3,650,222	3,340,162	1,785,454	514,164	409,005
Commercial — secured by real estate	757,112	767,441	541,891	891,795	568,842
Consumer — secured by real estate	—	—	—	—	320
Consumer — other	90,188	91,157	86,961	81,464	70,579
Lease financing receivable	23,158	33,457	43,565	44,636	7,488
Commercial non-real estate	136,210	126,484	158,963	142,909	36,848
Loans on savings deposits	5,240	11,037	16,811	15,082	9,354
Land secured	118,870	119,232	42,769	50,358	51,853

Loans receivable, gross	5,287,031	5,077,145	3,493,766	2,536,256	1,784,202

Less:
Discount on loans	(15,735)	(17,615)	(22,016)	—	—
Unearned interest and deferred loan fees, net	(19,583)	(8,597)	(14,580)	(23,252)	(15,622)
Allowance for loan and lease losses	(132,020)	(124,733)	(67,233)	(35,044)	(20,881)

	(167,338)	(150,945)	(103,829)	(58,296)	(36,503)

Loans receivable, net	$5,119,693	$4,926,200	$3,389,937	$2,477,960	$1,747,699

The following table sets forth certain information as of December 31, 2008, regarding the dollar amount of Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table M — Loans Receivable by Contractual Maturities

	As of December 31, 2008
	1 year	1 to 5	Over 5
	or Less	Years	Years	Total
	(In thousands)
Construction loans	$353,833	$125,306	$26,892	$506,031
Residential mortgage loans	24,270	180,707	3,445,245	3,650,222
Commercial — secured by real estate	191,383	291,516	274,213	757,112
Consumer — other	52,164	35,071	2,953	90,188
Lease financing receivable	1,152	21,571	435	23,158
Commercial non-real estate	38,648	97,297	265	136,210
Loans on savings deposits	905	3,902	433	5,240
Land secured	84,822	20,548	13,500	118,870

Loans receivable, gross	$747,177	$775,918	$3,763,936	$5,287,031

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
The following table sets forth the dollar amount of total loans receivable at December 31, 2008, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates that have a contractual maturity of more than one year.
Table N — Loans Receivable by Fixed and Floating or Adjustable Rates

		Due After One Year
			Floating or
	1 Year		Adjustable-
	or Less	Fixed-Rate	Rate	Total
	(In thousands)
Construction loans	$353,833	$90,359	$61,839	$506,031
Residential mortgage loans	24,270	3,625,952	—	3,650,222
Commercial — secured by real estate	191,383	486,453	79,276	757,112
Consumer — other	52,164	38,024	—	90,188
Lease financing receivable	1,152	22,006	—	23,158
Commercial non-real estate	38,648	81,625	15,937	136,210
Loans on savings deposits	905	4,335	—	5,240
Land secured	84,822	28,443	5,605	118,870

Loans receivable, gross	$747,177	$4,377,197	$162,657	$5,287,031

Doral Financial’s banking subsidiaries originate floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised almost entirely of fixed rate mortgage loans, a significant portion of Doral Financial’s construction, land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2008, 2007 and 2006, approximately 13%, 17% and 26%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The decrease in the percentage of adjustable rate loans over the years was the result of the transfers of $1.4 billion and $961.5 million of residential mortgage loans from the held for sale portfolio to the loans receivable portfolio during 2007 and 2006, respectively, resulting in the increase of the Company’s fixed-rate portfolio. Also, the decrease in adjustable rate loans in the portfolio relates to the decrease in the construction loans portfolio. The adjustable rate construction, commercial and land loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Please refer to Note 12 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans receivable.

Investment and Trading Activities
As part of its mortgage securitization activities, Doral Financial is involved in the purchase and sale of mortgage-backed securities. At December 31, 2008, Doral Financial, principally through its banking subsidiaries, held securities for trading with a fair market value of $251.9 million, of which $198.7 million consisted of U.S. Treasuries securities. During the fourth quarter of 2007, the Company decided to enter into an economic hedge to reduce exposure to fluctuations in the market value of its MSRs. The Company executed this economic hedge by purchasing U.S. Treasuries and placing the notes in the trading account.
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
As part of its strategy to diversify its revenue sources and maximize net interest income, Doral Financial also invests in securities that are classified as available for sale, or prior to December 31, 2007 held to maturity. As of December 31, 2008, Doral Financial, principally through its banking subsidiaries, held $3.4 billion of investment securities that were classified as available for sale and reported at fair value based on quoted or evaluated market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive loss, net of income tax in Doral Financial’s consolidated financial statements. Of this amount, approximately 97% was held at Doral Financial’s banking subsidiaries. At December 31, 2008, Doral Financial had unrealized losses on investment securities available for sale, net of tax in AOCI of $109.5 million, compared to unrealized losses of $32.6 million at December 31, 2007 related to its available for sale portfolio.
The Company evaluates its investment securities for impairment at least quarterly or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other than temporary. The Company evaluates for other than temporary impairment in accordance with FASB Staff Position FAS115-1/124-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which requires that the Company consider various factors in determining whether it should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been below cost basis, the expectations for the security’s performance, the creditworthiness of the issuer, and the Company’s intention and ability to hold the security until maturity. The unrealized losses in the Company’s investment securities are almost entirely related to increased spreads required by investors over benchmark securities due to liquidity concerns, which tend to reduce the value of fixed income securities, and are not related to credit impairments. Most of the Company’s securities are mortgage-backed securities or securities backed by a U.S. government sponsored entity, that are highly rated. Doral Financial’s investment portfolio is mostly composed of debt securities with AAA rating. The Company has the ability and intent to hold such securities until maturity or until the unrealized losses are recovered.

As of December 31, 2008, the U.S. Private Label CMO’s that were purchased during the fourth quarter of 2007 as part of the Company’s asset purchase program were showing significant unrealized losses. The price movement on these securities has been adversely affected by the conditions of the U.S. financial markets, specifically the non-agency mortgage market. Prices of many of the Company’s private label mortgage-backed securities dropped dramatically during the year ended December 31, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid beginning in late February and March 2008. The collateral underlying these bonds can be split up into two categories: Hybrid ARM’s amounting to $120.9 million and Pay Option ARM’s amounting to $221.4 million. Hybrid ARM collateral has been less impacted by the recent market turmoil principally due to the fact the underlying characteristics of the collateral provide for more stable cash flows and the delinquencies of the underlying deals has been less than that of the Pay Option ARM backed deals. Price performance and delinquency trends of the Pay Option ARM backed deals have been worse than that of the Hybrid ARM deals. Most of the bonds are first or second tier AAA superior senior or senior mezzanine tranches which means they are at the top of the capital structure. These bonds have an average subordination of 26% and a range of subordination of from 9.0% to 47.7%, beneath them. Management has evaluated different frequency and severity of loss assumptions and expects to receive all principal on or before maturity of securities. Management has also compared the subordination on these bonds to Standard & Poor’s current loss estimates and loss estimates are below the current subordination level with a reasonable margin existing between the two. As a result of the characteristics of both, the Option ARMs and Hybrid ARMs, the level of subordination, and the evaluation of possible loss scenarios, management concluded it would not incur losses. Management therefore expects these securities to recover value and intends and has the ability to hold them until value is recovered. However, it is possible that future loss assumptions could change and cause future other-than-temporary-impairment charges.
Private Label CMO’s also include the P.R. Private Label CMO’s amounting to $9.8 million that are comprised of subordinate tranches of 2006 securitizations using Doral originated collateral primarily of 2003 and 2004 vintage loans. Doral purchased the CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, account for these investments under the guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”. During the first quarter of 2008, the Company transferred these securities from held for trading portfolio to the available for sale portfolio at a price of 41% of par value. Recent price performance of these bonds has generated unrealized losses, driven primarily by liquidity events in the U.S. mortgage market. The delinquency trend of the underlying collateral has deteriorated from original expectations, although performance has been considerably better than that of similar U.S. mortgage backed assets. Furthermore, home prices in Puerto Rico have not experienced the significant deterioration in value as those in the U.S. mainland. During the third quarter of 2008, as part of its impairment testing under EITF 99-20, the Company recognized an other-than-temporary-impairment of approximately $0.9 million on one security from this portfolio due to the probability of higher principal and interest losses. Two additional securities were also evaluated. Expected losses have not increased for these securities, and management believes they are not other-than-temporarily-impaired. In January 2009, the FASB issued an amendment to EITF 99-20 aligning the impairment model of Issue No 99-20 to be more consistent with that of FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities”, by eliminating the requirement to consider market participants’ views of cash flows of a security in determining whether or not an-other-than-temporary impairment had occurred. This change was effective for interim and annual reporting periods ending after December 15, 2008. At December 31, 2008, the Company revised its procedures to account for this change and determined that no additional impairments were required under EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” However, it is possible that future loss assumptions could change and cause future other-than-temporary-impairment charges.
During the fourth quarter of 2007, the Company transferred its held to maturity portfolio, amounting to approximately $1.8 billion, to the available for sale portfolio and subsequently sold $437.5 million in long dated U.S. Treasury securities for a gain. The sale was executed to reduce the Company’s interest rate risk exposure. Management weighed certain factors in making the decision to transfer the securities from the held to maturity to available for sale, and determined its revised interest rate risk parameters required greater flexibility in asset/liability management. Since the transfer did not qualify under the exemption provisions for the sale or transfer of held to maturity securities under SFAS 115, the reclassification decision by the Company is deemed to have “tainted” the held to maturity category and it will not be permitted to classify prospectively any investment securities scoped under SFAS 115 as held to maturity for a period of two years. The Company recognized at the time of the transfer the unrealized loss on available for sale securities, net of taxes. Under current conditions, based on credit characteristics of the investment portfolio, management assessment is that the Company has the intent and ability to retain its portfolio of investment securities until market recovery.
During the fourth quarter of 2007, the Company entered into various interest rate cap transactions to hedge part of the interest rate risk associated with some assets purchases. These transactions are intended to be economic hedges, but will be accounted for as trading account instruments.
The following table summarizes Doral Financial’s securities holdings as of December 31, 2008.
Table O — Investment Securities

			Total
	Held for	Available	Investment
	Trading	For Sale	Securities
	(In thousands)
Mortgage-backed securities
GNMA, FHLMC and FNMA	$—	$1,107,779	$1,107,779
CMO Government Sponsored Agencies	—	1,584,737	1,584,737
CMO Private Label	731	352,079	352,810
Variable interest-only strips	51,709	—	51,709
Fixed interest-only strips	470	—	470
U.S. Treasury	198,680	—	198,680
U.S. government sponsored agency obligation	—	292,943	292,943
Puerto Rico government obligations	—	89,638	89,638
Other	287	1,975	2,262

Total	$251,877	$3,429,151	$3,681,028

For additional information regarding the composition of Doral Financial’s investment securities, please refer to Notes 6, 7 and 8 to the consolidated financial statements accompanying this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on balance sheet, and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee (“ALCO”) established and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.
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
On July 26, 2007, the Company sold the branch network of Doral Bank NY. In connection with these transactions, Doral Bank PR obtained regulatory approval to pay a cash dividend of $155.0 million to the holding company and Doral Bank NY received regulatory approval to effect a capital distribution to the holding company in the amount of $50.0 million, of which $45.0 million was paid on July 30, 2007.
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
Other than changes in short-term borrowings and deposits in the normal course of business and the impact in the Company’s assets and liabilities as a result of the Company’s exposure to LBI in connection with repurchase agreements and forward TBA agreements, there have been no significant or unusual changes in the Corporation’s funding activities and strategy during 2008.
Doral Financial and Doral Bank PR (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward TBA (“To-Be Announced”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holding Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million. The termination of the agreements caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. They also announced that they expect to have enough assets to cover customer claims but stated that they could not determine at this point what would be available to pay general creditors. Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. The fourth quarter also saw the continued decline in asset values and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Consolidated Statements of Financial Condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional information on the SIPC proceeding becomes available, Doral may need to accrue further losses or reverse losses already accrued.
The actual loss that may ultimately be incurred by Doral with respect to its pending LBI claim may have a significant adverse impact on the Company’s results of operations.

The following sections provide further information on the Company’s major funding activities and needs. Also, please refer to the consolidated statements of cash flows in the in the accompanying consolidated financial statements which provide information on the Company’s cash inflows and outflows.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits which are all insured so as to meet the coverage for FDIC deposit insurance up to applicable limits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. The banking subsidiaries also have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets.
Cash Sources and Uses
Doral Financial’s sources of cash of December 31, 2008 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sale of loans and securities.
Management does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. In addition, the Company’s banking subsidiaries maintain borrowing facilities with the FHLB and at the discount window of the Federal Reserve, and have a considerable amount of collateral that can be used to raise funds under these facilities.
Doral Financial uses of cash as of December 31, 2008 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock, and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of December 31, 2008 and 2007:

Table P — Sources of Borrowings

	As of December 31,
	2008		2007
	Outstanding	Average	Outstanding	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Deposits	$4,402,772	3.58%	$4,268,024	4.11%
Repurchase agreements	1,907,447	3.62%	1,444,363	4.97%
Advances from FHLB	1,623,400	3.83%	1,234,000	4.94%
Other short-term borrowings	351,600	0.52%	—	—
Loans payable	366,776	7.27%	402,701	6.88%
Notes payable	276,868	7.31%	282,458	7.31%
Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, through repurchase agreements, advances from FHLB, from other short-term borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit and an auction term funds to depository institutions granted by the Federal Reserve under TAF, and other borrowings. As of December 31, 2008, Doral Financial’s banking subsidiaries held approximately $4.2 billion in interest-bearing deposits at a weighted-average interest rate of 3.78%. For additional information regarding the Company’s sources of borrowings please refer to Notes 21, 22, 23, 24, 25 and 26 of the consolidated financial statements accompanying this Annual Report on Form 10-K.
The following table presents the average balance and the annualized average rate paid on each deposit type for the years indicated.
Table Q — Average Deposit Balance

	Year ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Certificates of deposit	$2,994,604	4.45%	$2,782,709	4.94%	$2,945,898	4.27%
Regular passbook savings	332,032	2.56%	380,710	3.56%	449,732	3.28%
NOW accounts and other transaction accounts	381,848	1.57%	437,321	3.04%	527,163	2.80%
Money market accounts	294,847	3.07%	171,371	4.05%	—	—

Total interest bearing	4,003,331	3.91%	3,772,111	4.54%	3,922,793	3.96%
Non-interest bearing	254,566	—	309,482	—	340,794	—

Total deposits	$4,257,897	3.68%	$4,081,593	4.20%	$4,263,587	3.65%

The reduction in total average rate on deposits for the year ended December 31, 2008 was driven by the decline in interest rates during 2008, when compared to the corresponding 2007 period. During the fourth quarter of 2007, the Company reduced interest rates on deposits on its pricing grid impacting the average rate for 2008. Also, the Company was able to replace approximately $0.8 million of matured brokered deposits at lower rates during 2008.
The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2008.

Table R — Certificates of Deposit Maturities

Amount
(In thousands)
Certificates of deposit maturing:
Three months or less	$800,178
Over three through six months	415,866
Over six through twelve months	638,993
Over twelve months	979,854

Total	$2,834,891

The amounts in Table R, includes $2.7 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of December 31, 2008 all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008, which among others things, temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective upon the President’s signature and ends on December 31, 2009.
As of December 31, 2008 and 2007, Doral Financial’s retail banking subsidiaries had approximately $2.7 billion and $2.5 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Certificates of deposit with principal amounts of $100,000 or more include time deposits issued to deposit brokers in form of large ($100,000 or more) certificates of deposits that have been participated out by the broker in shares of less than $100,000. As of December 31, 2008, all certificates of deposits were within the applicable FDIC insurance limit. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. In addition, the FHLB-NY makes available additional borrowing capacity in form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of December 31, 2008, Doral Financial’s banking subsidiaries had $1.6 billion in outstanding advances from the FHLB-NY at a weighted-average interest rate cost of 3.83%. Please refer to Note 23 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. For the year ended December 31, 2008, the monthly average amount of funds advanced by

Doral Financial under such servicing agreements was approximately $36.8 million, compared to $34.7 million for 2007. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2008 and 2007, the outstanding principal balance of such delinquent loans was $177.0 million and $201.7 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $15.5 million and $17.3 million, respectively.
When Doral Financial sells mortgage loans to third parties, which serves as a source of cash, it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, investors are generally entitled to cause Doral Financial to repurchase such loans.
In addition to its servicing and warranty obligations, in the past Doral Financial’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. Please refer to “-Off-Balance Sheet Activities” below for additional information on these arrangements.
In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of December 31, 2008, Doral Financial’s maximum recourse exposure with FNMA amounted to $860.0 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 17 of the accompanying consolidated financial statements and “-Off-Balance Sheet Activities” below for additional information on these arrangements.
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
Regulatory Capital Ratios
As of December 31, 2008, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain higher ratios at both the holding company and Doral Bank PR level. As a result of the recapitalization pursuant to which Doral Holdings LLC acquired 90% of the common stock of Doral Financial, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of December 31, 2008, based on existing Federal Reserve, FDIC and OTS guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.
Table S — Regulatory Capital Ratios

		Banking Subsidiaries
				Well-
	Doral	Doral	Doral	Capitalized
	Financial(2)	Bank-PR	Bank NY	Minimum
Total capital ratio (Total capital to risk-weighted assets)	17.1%	15.5%	19.1%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	13.8%	14.3%	18.5%	6.0%
Leverage ratio(1)	7.6%	6.4%	15.0%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2008. Ratios were prepared as if the company were subject to the requirement for comparability purposes.
As of December 31, 2008, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
On March 16, 2006, Doral Financial entered into a consent order with the Federal Reserve, pursuant to which the Company submitted a capital plan in which it established a target minimum leverage ratio of 5.5% for Doral Financial and 6.0% for Doral Bank PR. For a detailed description of this order, please refer to Part I, Item 3. Legal Proceedings, in this Annual Report on Form 10-K. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As of December 31, 2008, the Doral Financial’s banking subsidiaries were in compliance with all capital requirements.
On February 15, 2008 and July 30, 2008, the Board of Directors of Doral Financial approved a capital infusion of $80.0 million and $100.0 million, respectively, to Doral Bank to maintain its regulatory capital ratios above well capitalized levels.
Assets and Liabilities
At December 31, 2008, Doral Financial’s total assets were $10.1 billion compared to $9.3 billion at December 31, 2007. The increase in assets during 2008 corresponded to the Company’s plan to increase its earning assets by $1.0 billion during 2008. The increase in assets was principally driven by an increase of $1.5 billion in investment securities portfolio, primarily related to the purchase of $3.6 billion in investment securities during 2008, offset by maturities and sales and also, to the increase of $168.8 million in the loan portfolio.
Total liabilities were $9.2 billion at December 31, 2008, compared to $8.0 billion at December 31, 2007. The increase in liabilities largely corresponded to the increase in investment securities and was reflected by the increase of $0.5 billion in securities sold under agreements to repurchase and $0.4 million in advances from FHLB-NY. Also, the increase in liabilities was related to other short-term borrowings amounted to $0.4 billion which represents the balance of a line of credit with the Federal Home Loan Bank and auction term funds to depository institutions granted by the Federal Reserve under TAF.

During September 2008, the company reduced its total assets and liabilities by $509.8 million. This reduction was associated with the termination of repurchase financing arrangements and the sale of the collateral associated with such financing arrangements with LBI as a result of the SIPC’s liquidation proceedings of LBI as of September 19, 2008. The termination of the agreements has also caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. They also announced that they expect to have enough assets to cover customer claims but stated that they could not determine at this point what would be available to pay general creditors. Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. The fourth quarter also saw the continued decline in asset values and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies ”(“SFAS 5”), and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Consolidated Statements of Financial Condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional information on the SIPC proceeding becomes available, Doral may need to accrue further losses or reverse losses already accrued. Please refer to Note 15 for further information.
Off-Balance Sheet Activities
Prior to 2006, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. The Company also sold loans under various recourse agreements to FNMA and FHLMC. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $8.8 million, as of December 31, 2008, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults.
In the past, in relation to its asset securitization and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions , which generally involve: (1) the lapse of time (normally from four to seven years), (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.1 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.0 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability for estimated losses from such recourse agreements. The Company discounted the practice of selling loans with recourse obligations in 2005.
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
Doral Financial reserves for its exposure to recourse and the other credit-enhanced transactions explained above amounted $18.5 million and $22.9 million as of December 31, 2008 and December 31, 2007, respectively. The change in the approach used to estimate the extent of the expected losses resulted in a $0.6 million change in the underlying reserves. For additional information regarding sales of delinquent loans refer to “Liquidity and Capital Resources” above.
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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At December 31, 2008, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $125.8 million and $0.3 million, respectively, and commitments to sell loans amounted to approximately $137.8 million.
Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Please refer to Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and repurchased loans may harm Doral Financial’s business and financial condition.”
Contractual Obligations and Other Commercial Commitments
The following tables summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2008.

Table T — Contractual Obligations

	Payments Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Deposits	$4,402,772	$3,367,808	$455,630	$244,594	$334,740
Repurchase agreements(1) (2)	1,907,447	609,947	691,000	606,500	—
Advances from the FHLB(1) (2)	1,623,400	552,480	729,920	341,000	—
Other short-term borrowings	351,600	351,600	—	—	—
Loans payable(3)	366,776	49,742	88,954	67,266	160,814
Notes payable	276,868	6,357	12,081	44,291	214,139
Other liabilities	109,306	109,306	—	—	—
Non-cancelable operating leases	46,238	5,993	9,951	9,077	21,217

Total Contractual Cash Obligations	$9,084,407	$5,053,233	$1,987,536	$1,312,728	$730,910

(1)	Amounts included in the table above do not include interest.

(2)	Includes $278.5 million of repurchase agreements with an average rate of 4.88% and $304.0 million in advances from FHLB with an average rate of 5.40%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB are included in the less-than-one-year category in the above table but have actual contractual maturities ranging from January 2009 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 12.74% to estimate the repayments.
Table U — Other Commercial Commitments(1)

	Amount of Commitment Expiration Per Period
	Total Amount	Less than			After 5
	Committed	1 year	1-3 years	3-5 years	Years
	(In thousands)
Commitments to extend credit	$125,762	$99,108	$26,646	$8	$—
Commitments to sell loans	137,797	137,797	—	—	—
Commercial and performance standby letters of credit	325	325	—	—	—
Maximum contractual recourse exposure	1,005,967	—	—	—	1,005,967

Total	$1,269,851	$237,230	$26,646	$8	$1,005,967

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.
RISK MANAGEMENT
Doral Financial’s business is subject to four broad categories of risks: interest rate risk, credit risk, operational risk and liquidity risk. Doral Financial has specific policies and procedures which have been designed to identify, measure and manage risks to which the company is exposed.
Interest Rate Risk Management
Interest rate risk refers to the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities and its net interest income.

Doral Financial’s risk management policies are designed with the goal of maximizing shareholder value with emphasis on stability of net interest income and market value of equity. These policies are also designed to ensure the maintenance of adequate capitalization, liquidity, and other regulatory requirements. The objectives of Doral Financial’s risk management policies are pursued within the limits established by the Board of Directors of the Company. The Board of Directors has delegated the monitoring of interest rate and market risk to its Risk Policy Committee.
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
The ALCO is responsible for:
•	developing the Company’s asset/liability management and liquidity strategy;

•	recommending for Board approval asset/liability and liquidity risk limits that are consistent with the Company’s policies;

•	overseeing product pricing and volume objectives for customer-related activities;

•	overseeing the Company’s secondary market activities;

•	monitoring compliance with risk limits and judging adequacy of the execution of tactics by the Funds Management Group; and

•	overseeing the maintenance of management information systems that supply, on a timely basis, the information and data necessary for the ALCO to fulfill its role as the Company’s asset/liability manager.
Risk Identification Measurement and Control
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
As part of its interest rate risk management practices, Doral Financial has implemented measures to better identify the interest rate risk associated with the Company’s assets and liabilities and has developed policies and procedures to control and manage these risks. Doral Financial continues to explore ways to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (a) net interest income sensitivity; (b) market value equity sensitivity; (c) effective duration of equity; and (d) maturity / repricing gaps. Doral Financial Asset/Liability Management Policies provides a limit structure based on interest income sensitivity, market value equity sensitivity and effective duration of equity. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for a twelve month horizon and for defined for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. No specific limits are defined for maturity/repricing gaps, since mismatch risk is fully reflected in net interest income and market value equity sensitivity measures. The explanations below provide definitions, methodologies and assumptions used to estimate interest rate risk metrics:
•	Net Interest Income Sensitivity. Refers to the relationship between market interest rates and net interest income due to the maturity and repricing characteristics of Doral Financial’s interest-earning assets and interest-bearing liabilities. To measure net interest income exposure to changes in market interest rates, the Company uses earning simulations techniques. These simulations techniques allow for the forecasting of net interest income and expenses under various rate scenarios for the measurement interest rate risk exposures of Doral Financial. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and therefore is a measure focused on short to medium term risk. The basic underlying assumptions for net interest income simulations are: (a) static balance sheet; (b) full reinvestment of funds in similar product/instruments with similar maturity and repricing characteristics; (c) spread risk modeled and assumed constant; (d) prepayment rates on mortgages and mortgage related securities modeled using multi-factor prepayment model; and (e) non-maturity deposit run-offs and embedded options are also taken into account as part of net interest income simulations and risk measurements.
•	Market Value of Equity Sensitivity. Used to capture and measure the risks associated with longer-term maturity and re-pricing imbalances. Doral Financial uses value simulations techniques for all financial components of the statement of financial condition. Valuation techniques include static cash flows analyses, stochastic models to qualify value of embedded options and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the market value of equity to changes in interest rates. Duration measures the linear change in market value of equity caused by changes in interest rates, while, convexity measures the asymmetric changes in market value of equity caused by changes in interest rates due to the presence of options. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the market value of equity to changes in interest rates.

•	Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rates changes on Doral Financial’s Capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions. The stated threshold for Doral Financial effective duration of equity is +/- 12 years.
Interest Rate Risk Management Strategy
Doral Financial’s current interest rate management strategy is implemented by the ALCO and is designed to reduce the volatility of the Company’s net interest income and to protect the market value of equity. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis is being placed on balance sheet management. Under the Company’s risk management strategy, the Company’s outstanding open derivative positions increased from $494.0 million at December 31, 2007 to $650.0 million at December 31, 2008.
Net Interest Income Risk. In order to protect net interest income against interest rate risk, the ALCO employs a number of strategies, which are adjusted in relation to prevailing market conditions.
Internal balance sheet management practices are designed to reduce the re-pricing gaps of the Company’s assets and liabilities. These techniques seek longer term funds through the use of long-term repurchase agreements, advances from FHLB-NY and brokered deposits.
Currently, the Company mainly uses interest rate swaps as part of its interest rate risk management activities. Interest rate swaps represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate. For net interest income protection, Doral Financial typically pays a fixed rate of interest and receives a floating rate of interest.
Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has exposure to decreasing interest rates in the short run and to rising interest rates in medium term to long term. The Company measures the market value of all rate sensitive assets and liabilities; the difference is what is termed market value of equity. The Company measures how this market value of equity fluctuates with different rate scenarios. Management uses duration matching strategies to manage the fluctuations of market value of equity within the long-term targets established by the Board of Directors of the Company.
Duration Risk. In order to bring duration measures within the long-term target of the Company, management may use a combination of internal liabilities management techniques and derivative instruments. Doral Financial primarily uses the following derivatives for such purposes:
•	Interest rate swaps

•	Swaptions

•	Eurodollar futures

•	Treasury futures
Doral Financial also enters into forward sale agreements to sell mortgage-backed securities by setting the price in advance to protect the Company against increases in interest rates and concurrent reductions in the price of mortgage-backed securities.
Convexity Risk. Convexity is a measure of how much duration changes as interest rates change. For Doral Financial, convexity risk primarily results from mortgage prepayment risk. In order to bring convexity measures within the long-term targets of the Company, management primarily uses a combination of internal balance sheet management and the following derivatives:
•	Swaptions

•	Put and call options on Eurodollar futures

•	Put and call options on agency mortgage-backed securities

•	Put and call options on treasury futures
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
The Company’s interest rate risk exposure can be segregated into linear and non-linear risk components based on the varying changes to the market value of equity due to changes in interest rates. The linear risk is managed through interest rate caps and future contracts. The non-linear risk arises primarily from embedded optionality in our products and transactions which allows clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of mortgage-backed securities.

The tables below show the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of December 31, 2008 and 2007.

	Market Value	Net Interest
As of December 31, 2008	of Equity Risk	Income Risk(1)
+ 100 BPS	(0.3)%	15.9%
– 100 BPS	1.2%	2.2%

	Market Value	Net Interest
As of December 31, 2007	of Equity Risk	Income Risk(1)
+ 100 BPS	(10.7)%	(0.8)%
– 100 BPS	1.2%	(1.9)%

(1)	Based on a 12-month forward change in net interest income.
As of December 31, 2008, the market value of equity (“MVE”) sensitivity measure showed a reduction when compared to December 31, 2007. This reduction in MVE sensitivity is due primarily to a contraction of asset durations, specially mortgage loan and mortgage-related investment securities. Also, extensions in maturities of wholesale liabilities help in maintaining MVE sensitivity at a low level. The Company has been actively managing the balance sheet to maintain the interest rate risk measures within policy limits. During the third and fourth quarter of 2008, the Company reduced its portfolio of long dated callable securities and has replaced some of those investments with shorter duration hybrid and variable rate mortgage securities. The Company also extended the maturity of its advances from FHLB, issued long-term brokered certificates of deposits and entered into pay fixed received floating interest rate swaps.
The net interest income (“NII”) sensitivity measure, based on a 12-month horizon, increased when comparing December 31, 2008 to December 31, 2007. This increase in NII sensitivity was mainly due to the shortening of assets durations.
The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of December 31, 2008 and December 31, 2007.

	December 31, 2008	December 31, 2007
	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	for Sale Securities	for Sale Securities
	(In thousands)
+200	$(169,044)	$(223,737)
+100	(72,832)	(102,851)
Base	—	—
-100	47,100	70,755
-200	80,303	129,464
During the past year Doral Financial has taken steps to structure its balance sheet to reduce the overall interest rate risk. As part of this strategy the Company has reduced its long-term fixed rate and callable investment securities and increased shorter-duration investment securities. Since December 2006, the Company has sold over $4.3 billion of long duration securities and negotiated the termination of callable funding arrangements associated with these securities. Over the course of 2008, the Company increased investment positions in hybrid and variable rate mortgage securities and extended the duration of liabilities as part of its hedging program. This strategy has reduced the overall risk profile of the Company (as measured by MVE) and has increased net interest income sensitivity in the short run. The net interest income sensitivity exposure is expected to decline beyond the twelve month horizon, as liabilities continue to shorten and the Company continues to actively manage balance sheet mismatches to obtain stable net interest income over time.
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at December 31, 2008.
Table V — Interest Rate Caps
(Dollars in thousands)

NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR over 5.00%	$205	$1
15,000	September, 2011	1-month LIBOR over 5.50%	134	10
15,000	September, 2012	1-month LIBOR over 6.00%	143	17
35,000	October, 2010	1-month LIBOR over 5.00%	199	1
15,000	October, 2011	1-month LIBOR over 5.00%	172	15
15,000	October, 2012	1-month LIBOR over 5.50%	182	29
50,000	November, 2012	1-month LIBOR over 6.50%	228	52
50,000	November, 2012	1-month LIBOR over 5.50%	545	98
50,000	November, 2012	1-month LIBOR over 6.00%	350	64

$270,000			$2,158	$287

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at December 31, 2008.

Table W — Interest Rate Swaps
(Dollars in thousands)

NOTIONAL	MATURITY	PAY	RECEIVE	FAIR
AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE
CASH FLOW HEDGE
$200,000	July, 2010	3.00%	3-month LIBOR minus 0.04%	$(4,608)
10,000	September, 2009	4.57%	1-month LIBOR plus 0.02%	(279)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(490)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	(259)
10,000	October, 2009	4.30%	1-month LIBOR plus 0.04%	(287)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(471)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(491)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(522)
20,000	November, 2009	4.35%	1-month LIBOR plus 0.02%	(641)
15,000	November, 2010	4.42%	1-month LIBOR	(932)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(1,281)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(4,835)

$345,000				$(15,096)

Freestanding Derivatives. Doral Financial uses derivatives to manage market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $305.0 million and $414.0 million, respectively, as of December 31, 2008 and 2007. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a lower volume of derivatives.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged using hedge accounting guidelines. The notional amounts of swaps treated under hedge accounting totaled $345.0 million and $80.0 million as of December 31, 2008 and 2007, respectively. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advances from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at December 31, 2008 and 2007, respectively, and their different designations.

Table X — Derivatives Positions

	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash flow Hedges
Interest rate swaps	$345,000	$(15,096)	$80,000	$(937)
Other derivatives
Interest rate swaps	—	—	115,000	(1,951)
Interest rate caps	270,000	287	270,000	1,481
Forward contracts	35,000	(187)	29,000	(6)

	305,000	100	414,000	(476)

	$650,000	$(14,996)	$494,000	$(1,413)
The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
Table Y — Fair Value Reconciliation

Year ended
December 31,
2008
(In thousands)
Fair value of contracts outstanding at the beginning of the year	$(476)
Adjustment related to swaps designed as cash flow hedge during the year	1,952
Changes in fair values during the year	(1,376)

Fair value of contracts outstanding at the end of the year	$100

Table Z — Source of Fair Value

	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess of
As of December 31, 2008	1 Year	1-3 Years	3-5 Years	5 Years	Total Fair Value
	(In thousands)
Source of Fair Value
Prices actively quoted	$(187)	$—	$—	$—	$(187)
Prices provided by internal sources	—	27	260	—	287

	$(187)	$27	$260	$—	$100

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.
The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, as needed, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.

Table AA— Derivative Counterparty Credit Exposure

	December 31, 2008
						Weighted
						Average
						Contractual
	Number of		Total Exposure	Negative	Total	Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Fair Values	Fair Value	(in years)
			(Dollars in thousands)
AA–	1	$215,000	$259	$—	$259	3.45
A+	2	410,000	28	(15,137)	(15,109)	1.95
A	1	25,000	—	(146)	(146)	0.07

Total derivatives	4	$650,000	$287	$(15,283)	$(14,996)	2.37

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

	December 31, 2007
						Weighted
						Average
						Contractual
	Number of		Total Exposure	Negative	Total	Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Fair Values	Fair Value	(in years)
			(Dollars in thousands)
AA	1	$250,000	$241	$(2,889)	$(2,648)	2.95
AA–	1	215,000	1,241	—	1,241	4.45
A+	2	29,000	6	(12)	(6)	0.04

Total derivatives	4	$494,000	$1,488	$(2,901)	$1,413	3.43

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
Credit Risk
Doral Financial is subject to credit risk with respect to its portfolio of loans receivable. Loans receivable are loans that Doral Financial holds for investment and, therefore, the Company is at risk for the term of the loans. With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral.
Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Please refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payments defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations in 2008 amounted to $23.2 million and resulted in a loss of $2.4 million. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. As a result, the exposure to the residential construction sector has decreased from $594.7 million as of December 31, 2007, to $437.5 million as of December 31, 2008. Management expects that the amounts of loans and exposure to the construction industry will continue to decrease in subsequent years.
Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments as due, causing an increase in delinquency and foreclosures rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure to loss upon default. This decline is incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses.
Doral Financial mitigates loan defaults on its construction and commercial portfolios through its Loan Workout function. The function’s main responsibilities are avoiding defaults and minimizing losses upon default of relatively large credit relationships. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. With respect to residential mortgages, the Company employs industry standard collection and loss mitigation strategies.
The Company also engages in the restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the Standard of Financial Accounting 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Such restructures are identified as TDRs and accounted for based on the provisions SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. As of December 31, 2008, the Company had restructured $163.9 million, $38.0 million and $67.8 million of residential construction, commercial and residential mortgage loans within its portfolio, respectively, that fit the definition of TDR’s.
Non-performing Assets and Allowance for Loan and Lease Losses
Non-performing assets consist of loans on a non-accrual basis, other real estate owned and other non-performing assets. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. On a case by case basis, the Company may decide that a particular loan should be placed in non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be seriously behind schedule or experiencing economic distress. Generally, when the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and/or collectibility is reasonably assured. The Company places in non-accrual status all residential construction loans classified as substandard whose sole source of payment are interest reserves funded by Doral Financial. For the years ended December 31, 2008, 2007 and 2006, Doral Financial would have recognized $24.6 million, $22.8 million and $7.2 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also includes interest reversal on loans placed on non-accrual status during the year.
The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated.

Table BB — Non-performing Assets

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans — held for sale(1)	$4,942	$4,603	$62,466	$171,298	$14,537
Residential mortgage loans — held for sale past due 90 days and still accruing(1)(2)	—	—	—	—	85,075
Residential mortgage loans — held for investment(3)	346,579	256,949	110,332	3,904	3,644

Total non-accrual residential mortgage loans(4)	351,521	261,552	172,798	175,202	103,256
Other lending activities:
Construction loans(5)	215,080	265,275	144,638	9,042	16,639
Commercial real estate loans	116,841	86,590	47,162	8,594	4,786
Commercial real estate loans — held for sale	1,130	—	3,384	2,923	3,749
Consumer loans	3,288	4,303	2,813	1,932	1,457
Commercial non-real estate loans	3,179	3,040	5,571	1,056	512
Lease financing receivable	1,053	1,032	1,075	158	—
Land loans	29,613	14,507	—	—	—

Total non-accrual other lending activities	370,184	374,747	204,643	23,705	27,143

Total non-accrual loans	721,705	636,299	377,441	198,907	130,399
Construction loans past due 90 days and still accruing	—	—	—	170	128

Total non-performing loans	721,705	636,299	377,441	199,077	130,527
Repossessed Units	191	419	577	—	—
OREO(6)	61,340	38,154	33,197	17,662	20,072

Total NPAs of Doral Financial (consolidated)	$783,236	$674,872	$411,215	$216,739	$150,599

Total NPAs as a percentage of the loans portfolio, net and OREO (excluding GNMA defaulted loans)	14.50%	12.84%	8.08%	2.80%	2.28%
Total NPAs of Doral Financial as a percentage of consolidated total assets	7.73%	7.25%	3.47%	1.25%	0.84%
Total non-performing loans to total loans (excluding GNMA defaulted loans)	13.19%	11.91%	7.36%	2.57%	1.97%
Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period(7)	18.45%	19.75%	21.58%	140.99%	76.86%

(1)	Does not include approximately $165.6 million, $126.0 million, $100.3 million, $74.0 million and $71.2 million of GNMA defaulted loans (for which the Company has the option, but not an obligation, to buy-back from the pools serviced), included as part of the loans held for sale portfolio as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Also, excludes $10.2 million, of 90-days-past-due FHA/VA loans as of December 31, 2004, which were not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings. Under the new estimates, which were modified during the first quarter of 2005, all FHA/VA loans 90 days past due are placed in non-accrual and therefore, considered non-performing assets.

(2)	During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio indicated concern as to the collectibility of the loan. From the second quarter of 2002 until 2004, loans held for sale by the Company’s mortgage banking units were placed on a non-accrual basis after they were delinquent for more than 180 days to the extent that the loan-to-value ratio indicated that there was a concern as to ultimate collectibility of the loan.

(3)	During 2007 and 2006, the Company reclassified $1.4 billion and $961.5 million, respectively, from its loans held for sale portfolio to its loans receivable portfolio.

(4)	Includes approximately $5.3 million, $2.1 million, $1.0 million and $6.8 million of FHA and VA loans where the principal balance of these loans is insured or guaranteed under applicable programs and interest is, in most cases, fully recovered in foreclosure proceedings as of December 31, 2008, 2007, 2006 and 2005, respectively.

(5)	As of December 31, 2007 and 2006, construction loans included $113.3 million and $68.8 million, respectively, of construction, land and commercial loans, classified as substandard but accruing.

(6)	Excludes FHA and VA claims amounting to $17.9 million, $16.4 million, $11.5 million, $12.9 million and $32.4 million as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(7)	Refer to non-performing loans and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

Non-performing assets increased by $108.4 million, or 16%, during 2008. The increase in non-performing assets was mainly driven by increases in delinquency within the residential mortgage portfolio, as a direct consequence of adverse macroeconomic trends in Puerto Rico. Delinquency within the residential mortgage portfolio was partially offset by improvement in the performance of the construction development portfolio. During 2008, the mix of non-performing loans changed. As of December 31, 2007, the majority of the non-performing loans pertained to the residential mortgage portfolio; specifically 44%. The residential mortgage portfolio was followed by construction and land, which contributed 42% of non-performers. As of the end of 2008, the contribution of construction and land loans decreased to 31%, while that of the residential mortgage increased to 53%. This trend in the non-performing portfolio mix should result in relatively lower charge-offs in future periods, arising from the fact that the construction and land portfolios have historically had significantly higher change-offs than the residential mortgage portfolio.
As of December 31, 2008, non-performing residential mortgage loans increased by $89.6 million, or 35%, compared to December 31, 2007. The increase in delinquency is mostly attributable to two main factors. Because of high geographical concentration of risk in Puerto Rico, Doral borrowers have been subject to higher level of economic stress in 2008. Macroeconomic pressure has significantly affected both early stage delinquency and cures from later delinquency segments. Deteriorating performance has affected the Company’s own portfolio as well as its $9.5 billion portfolio of loans serviced for third parties. Non-performing levels have also been affected by the natural aging of its 2004 and 2005 vintages, which reached their delinquency peaks in 2008. These vintages account for 48% and 53% of the total mortgage and non-performing mortgage portfolios, respectively.
Doral Financial bears a lower credit risk on its mortgage portfolio when compared to other large-scale mortgage bankers in the continental United States as a result of the characteristics of its portfolio. Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are fixed rate, regular amortizing loans. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value and whether they are covered by mortgage insurance. Loan-to-value ratios are calculated based on current unpaid balances and original property values.
Table CC — Composition of Mortgage Non-performing Assets

COLLATERAL TYPE	LOAN TO VALUE	DISTRIBUTION

FHA/VA loans		1.5%
Loans with private mortgage insurance		8.5%
Loans with no mortgage insurance	< 60%	16.5%
	61-80%	46.2%
	81-90%	19.0%
	Over 91%	8.3%

Total loans		100.0%

Actual loan-to-value ratios are considered when establishing the levels of general reserves allocated the individual loans within the residential mortgage portfolio. Assumed severity losses fluctuate depending on the different LTV levels of individual loans. Refer to paragraphs below for additional information on the assumptions used to establish general reserves for this portfolio.
As part of its regular collection and loss mitigation activities, as of December 31, 2008, the Company has fully restructured $163.9 million of mortgage loans. A portion of these loans have proven repayment capacity for a sufficient amount of time and therefore, have been replaced in accruing status. Restructured loans amounting to $30.3 million are yet to prove repayment capacity and/or not complying with their modified contractual terms. Accordingly, the Company continues to place them in non-accrual status and reporting them as non-performing within Table BB above.
Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. During 2008, the Company sold 336 OREO properties, representing $33.0 million in unpaid balance. Total proceeds amounted to $31.6 million, representing the recovery of 96% and 107% of unpaid balance and book value, respectively.
During 2008, non-performing construction loans decreased by $50.2 million, or 19%, compared to December 31, 2007. The consolidated construction loan portfolio decreased by $82.1 million, or 14%, since December 31, 2007. The reduction in this portfolio was driven by a $157.2 million decrease in the portfolio of construction loans to develop residential housing in Puerto Rico. Such decrease came as a result of an increased number of unit sales underlying the portfolio projects and regular portfolio run-off. During most of 2008, several residential construction projects financed by the Company experienced increased levels of unit sales, representing an aggregate repayment of $195.4 million of principal. The pick up in sales volume was mainly attributable to the incentives established by the government of Puerto Rico through Law 197 for buyers of newly constructed homes, in the form of a $25,000 down payment assistance and the Company’s own programs to assist builders to market and sell finished units. Although the tax credits available under Law 197 have expired, the Company anticipates that the exposure to the residential construction sector will continue decreasing.
Despite favorable activity during 2008, the construction loan portfolio contributes 30% of the Company’s total non-performing loans. This portfolio has been directly affected by the deterioration in the overall Puerto Rico economy because the underlying loans’ repayment capacity is dependent on the ability to attract home-purchasers and maintain housing prices. During most of the past two years, but especially during the latter part of 2007, the Company’s portfolio experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. As of December 31, 2008 and 2007, 43% and 45%, respectively, of the loans within the construction portfolio were considered non-performing loans. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During 2008, Doral Financial did not enter into commitments to fund new construction loans in Puerto Rico for residential housing projects. Commitments to fund new construction loans in New York amounted to $54.9 million for the year ended December 31, 2008. For the year ended December 31, 2007, Doral Financial entered into $414.3 million of commitments to disburse construction loans. The following table presents further information on the Company’s construction portfolio.

	As of December 31
	2008	2007
	(Dollars in thousands)
Construction loans(1)	$506,031	$588,174
Total undisbursed funds under existing commitments(2)	54,160	139,172
Construction loans, in non-accrual status	215,080	152,021
Construction loans, classified as substandard, but accruing(3)	—	113,254

Total non-performing construction loans	$215,080	$265,275

Net charge offs — Construction loans	$21,749	$6,060
Allowance for loan losses — Construction loans	$45,159	$56,776
Non-performing construction loans to total construction loans	42.5%	45.1%
Allowance for loan losses — construction loans to total construction loans	8.9%	9.7%
Net charge-offs to total construction loans	4.3%	1.0%

(1)	Includes $422.6 million and $422.4 million of construction loans for residential housing projects as of December 31, 2008 and 2007, respectively. Also includes $83.4 million and $165.8 million of construction loans for commercial, condominiums and multi-family projects as of December 31, 2008 and 2007, respectively.

(2)	Excludes undisdursed funds to matured loans and loans in non-accrual status.

(3)	Since January 1, 2008, the Company placed in non-accrual all residential construction loans classified as substandard if their source of payment was interest reserves funded by Doral Financial.

The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the years indicated.
Table DD — Allowance for Loan and Lease Losses

	As of December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)

Allowance for loan and lease losses:
Balance at beginning of year	$124,733	$67,233	$35,044	$20,881	$14,919
Provision (recovery) for loan and lease losses:
Construction loans	10,142	25,240	17,907	13,212	5,364
Residential mortgage loans	13,968	17,127	4,298	368	332
Commercial real estate loans	12,235	11,065	8,703	2,557	1,834
Consumer loans — secured by mortgage	—	—	—	—	(4)
Consumer loans	8,101	10,510	5,810	4,729	2,060
Lease financing	606	464	1,022	788	150
Commercial non-real estate loans	2,383	2,642	1,839	775	933
Land secured loans	1,421	11,166	250	(60)	(285)

Total provision for loan and lease losses	48,856	78,214	39,829	22,369	10,384
Charge-offs:
Construction loans	(21,749)	(6,060)	(1,050)	(4,938)	(831)
Residential mortgage loans	(2,006)	(1,444)	—	(223)	(20)
Commercial real estate loans	(8,690)	(2,379)	(965)	(29)	—
Consumer loans	(7,891)	(7,931)	(4,612)	(2,744)	(2,521)
Commercial non-real estate loans	(1,232)	(2,542)	(1,665)	(827)	(723)
Lease financing receivable	(1,012)	(1,160)	—	—	—
Land secured loans	—	—	(170)	—	—

Total charge-offs	(42,580)	(21,516)	(8,462)	(8,761)	(4,095)
Recoveries:
Construction loans	—	—	224	—	100
Commercial real estate loans	132	7	14	173	—
Consumer loans	593	454	260	255	202
Commercial non-real estate loans	71	102	324	219	45
Leasing financing receivable	215	239	—	—	—

Total recoveries	1,011	802	822	647	347
Net charge-offs	(41,569)	(20,714)	(7,640)	(8,114)	(3,748)
Other	—	—	—	(92)	(674)

Balance at end of year	$132,020	$124,733	$67,233	$35,044	$20,881
Allowance for loan and lease losses as a percentage of loans receivable outstanding, at the end of year (1)(2)	2.51%	2.47%	1.94%	1.39%	1.18%
Provision for loan losses to net charge- offs	117.53%	377.59%	521.32%	275.68%	277.05%
Net charge-offs to average loans receivable outstanding	0.80%	0.50%	0.23%	0.39%	0.23%
Allowance for loan and lease losses to net charge-offs	317.59%	602.17%	880.01%	431.90%	557.12%

(1)	For purpose of this ratio, the denominator includes loans secured by real estate of $448.0 million and $200.1 million as of December 31, 2005 and 2004, respectively, resulting from mortgage transfers from local institutions that were recharacterized as commercial loans for accounting and financial reporting purposes and for which no allowance for loan losses was provided.

(2)	During 2007 and 2006, the Company transferred $1.4 billion and $961.5 million from loans held for sale to the loans receivable portfolio. The loans transferred were recognized in the Company’s loans receivable portfolio discounted at its market value.
The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

Table EE — Allocation of Allowance for Loan and Lease Losses

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in thousands)
Loans receivable:
Construction	$45,159	10%	$56,766	12%	$37,586	24%	$20,748	31%	$12,510	35%
Residential mortgage loans	33,026	69%	21,064	66%	5,381	52%	1,063	20%	974	23%
Commercial — secured by real estate	27,076	14%	23,399	15%	14,706	16%	6,798	35%	4,097	32%
Consumer — other	7,964	2%	7,161	1%	4,128	1%	4,272	3%	2,032	4%
Lease financing receivable	1,312	0%	1,503	1%	1,960	1%	938	2%	150	0%
Commercial non-real estate	4,290	3%	3,068	3%	2,866	5%	766	6%	599	2%
Loans on savings deposits	—	0%	—	0%	—	0%	—	1%	—	1%
Land secured	13,193	2%	11,772	2%	606	1%	459	2%	519	3%

Total	$132,020	100%	$124,733	100%	$67,233	100%	$35,044	100%	$20,881	100%

Starting in the second half of 2006 and throughout 2007, Doral Financial experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggested increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. The Company’s allowance for loan and lease losses increased by $80.6 million, or 183%, between June 30, 2006 and December 31, 2007. As a result of the increase, the allowance for loan and lease losses as a percentage of loans receivable increased from 1.27% to 2.47% between June 30, 2006 and December 31, 2007. During 2008, Puerto Rico experienced deteriorating macroeconomics trends that contributed to continued increases in default levels in the retail business units. Portfolios underlying retail products including residential mortgage and small-commercial real estate suffered significant increases in defaulted rates. The portfolios entailing large commercial and residential construction loans, however, experienced improved performance in 2008. The Company attributes improved performance to tightened workout efforts and the decision to interrupt lending within the residential construction sector in 2007.
Doral Financial’s provision for loan and lease losses for the year ended December 31, 2008, amounted to $48.9 million, compared to $78.2 million for the corresponding 2007 period. The decrease in the provision is mostly driven by the fact that delinquency during 2008 was steadier than the delinquency and performance indicators of the corresponding 2007 period. Non-performing loans as of December 31, 2008 increased by $85.4 million, or 13%, compared to December 31, 2007, while they increased by $258.9 million, or 69%, in the corresponding preceding period. The decrease in provision is also attributed to the change in the mix of non-performing loans experienced during 2008. The increase on non-performing loans in 2008 was concentrated in the residential mortgage portfolio, whereas the increase in 2007 was concentrated within the construction portfolio. Historical charge-offs experienced in the construction portfolio have been significantly higher than those of the residential portfolio, and therefore, the latter bears a lower inherent risk and lower expected severity losses. The provision for 2007 was mainly driven by the request and receipt of several appraisals of real estate properties used as collateral on several of the portfolio’s construction and large-commercial loans. These appraisals corresponded, to the most part, to loans that defaulted in 2007. Although 2008 appraisals suggest a similar depreciation in collateral values, the volume of defaults was lower.
Net charge-offs for the year ended December 31, 2008 increased when compared to the corresponding 2007 period by $20.9 million, or 100%. The increase was mostly driven by troubled loan relationships within the commercial and residential construction portfolios that had been identified and reserved for in earlier periods, including 2007. Given the mature stage of its portfolio and the fact that new lending was discontinued in the fourth quarter of 2007, the Company expects that the residential construction portfolio will continue its current trend in which realized losses through charge-offs are higher than current provisions.
Higher charge-off rates in the construction and commercial real estate portfolios during 2008 resulted in a decrease in the ratios of the allowance for loan and lease losses to total loans and the corresponding ratio over non-performing loans. The resulted decrease is related to the fact that the charge-offs decreased the loan allowance and total loan balance, including non-performers, by the same amount. Should no charge-offs had been executed, the coverage ratios would have amounted to 3.32% and 23.03%, respectively .
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted and the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan.
The following table summarizes the Company’s impaired loans and the related allowance:

	Year ended December 31,
	2008	2007
	(In thousands)
Impaired loans with allowance	$207,949	$263,234
Impaired loans without allowance	120,378	34,320

Total impaired loans	$328,327	$297,554

Related allowance	$45,099	$53,973
Average impaired loans	$317,844	$257,478
As part of the regular loan workout cycle, the Doral Financial charges off the portion of specific reserves for impaired loans that it considers to be confirmed losses. Accordingly, certain loans considered impaired and measured for specific reserve in accordance with SFAS No. 114 are carried at an unpaid balance that has already been reduced by charge-offs, and therefore, carry a relatively lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. SFAS No. 114 prohibits the allocation of general reserves for those loans for which an impairment analysis has been conducted and for which no specific reserve is required. As of December 31, 2008, Doral Financial construction and commercial real estate portfolio includes $118.1 million of impaired loans that are adequately collateralized and, accordingly, carry no specific reserves.
Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5 “Accounting for Contingencies” (“SFAS No. 5”). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. The roll rates for 2008 show that the proportion of loans rolling into subsequent buckets followed an increasing trend throughout the year. For purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should only use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend that those in the first half of 2008. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity losses are calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 75% depending on the different loan types and loan-to-value ratios.
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
The following table sets forth information concerning the composition of Doral Financial’s allowance for loan and lease losses by loan category and whether the allowance and related provisions were calculated individually through the requirements of SFAS No. 114 or through a general valuation allowance in accordance with the provisions of SFAS No. 5 as of December 31, 2008:

	Construction	Residential
	and	Mortgage	Commercial	Consumer and
	Land Secured	Loans	Loans	Lease	Total
		(Dollars in thousands)
FAS 114 — Specific Reserves
Unpaid balance	$262,303	$5,941	$60,083	$—	$328,327
Allowance for loan and lease losses	41,404	1,449	2,246	—	45,099
Allowance for loan and lease losses to unpaid principal balance	15.78%	24.39%	3.74%	—	13.74%
FAS 5 — General Allowance
Unpaid balance	361,242	3,614,309	831,588	116,247	4,923,386
Allowance for loan and lease losses	16,948	31,577	29,120	9,276	86,921
Allowance for loan and lease losses to unpaid principal balance	4.69%	0.87%	3.50%	7.98%	1.77%
Total Portfolio
Unpaid balance	$623,545	$3,620,250	$891,671	$116,247	$5,251,713
Allowance for loan and lease losses	58,352	33,026	31,366	9,276	132,020
Allowance for loan and lease losses to unpaid principal balance	9.36%	0.91%	3.52%	7.98%	2.51%
Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance may be necessary. If economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses further increases in the allowance may be required.
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
Internal Control Over Financial Reporting.
For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2008 and the remediation efforts of material weaknesses that existed as of December 31, 2007, please refer to Part II, Item 9A. Controls and Procedures, of this Annual Report on Form 10-K.
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
Inflation also generally results in increases in general and administrative expenses. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Please refer to “Risk Management” above for a discussion of the effects of changes of interest rates on Doral Financial’s operations.
Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months, due largely to the stresses affecting the global financial system, which accelerated significantly in the second half of 2008. The United States, Europe and Japan have entered into severe recessions that are likely to persist well into and perhaps through 2009, despite past and expected governmental intervention in the world’s major economies.
The Puerto Rico economy has been experiencing recessionary conditions since 2006. Based on information published by the Puerto Rico Planning Board on February 9, 2009, Puerto Rico real gross national product decreased 1.9% during the fiscal year ended June 30, 2007. The preliminary figures for the fiscal year ended June 30, 2008 are that the Puerto Rico gross national product decreased by 2.5%. As reported by the Puerto Rico Planning Board, the growth deceleration during fiscal year 2008 constitutes the sharpest economic reduction since fiscal year 1983.
The Puerto Rico Planning Board expects that recessionary conditions will continue in Puerto Rico during the fiscal years ending in June 30, 2009 and 2010. During fiscal year 2009, the projection is a reduction in real gross national product of 3.4%, and during fiscal year 2010 the projection is a reduction in real gross national product of 2.0%.

The new government in the Commonwealth of Puerto Rico, which started in January 2009, has estimated that Puerto Rico faces an estimated budget deficit of approximately $3.2 billion for fiscal year 2009. The increase in the projected deficit from the estimated $1.0 billion deficit at the time that the fiscal year 2009 budget was approved in July 2008 is the result of (i) revenues are expected to be lower than initially estimated by approximately $700.0 million and (ii) expenses are expected to be higher by approximately $1.5 billion because of higher medical reform expenses of approximately $500.0 million, other deficits and higher debt service of approximately $265.0 million and government account payables from prior fiscal years of approximately $750.0 million.
Given the magnitude of the projected budget deficit for fiscal year 2009 and comparable projected budget deficits in future fiscal years, the new Puerto Rico administration announced in January 2009 that it was taking the following steps: (i) implemented a series of expense reduction measures and announced that it was in the process of analyzing and considering additional expense reduction measures; (ii) commenced the implementation of multi-year and zero-based budgeting; (iii) commenced the implementation of measures to improve tax compliance and enforcement to increase revenues; and (iv) commenced the analysis of various temporary and permanent revenue increasing measures. In addition, the Puerto Rico government has stated that it will have to finance a portion of the budget deficits by borrowing additional funds.
On March 3, 2009 the Puerto Rico Governor unveiled a plan to (i) stimulate the Puerto Rico economy; (ii) increase government revenues; (iii) reduce government expenses; and (iv) promote public-private partnerships for development projects. In order to implement the plan, the Puerto Rico Governor filed on March 4, 2009 four legislative bills with the Puerto Rico Legislature. The Puerto Rico Legislature approved three of these bills with certain amendments on March 6, 2009. The approved legislative bills were signed into law by the Puerto Rico Governor on March 9, 2009. For additional details on the new laws, please refer to Part I-Item 1. Business-The Commonwealth of Puerto Rico-Current Puerto Rico Government Fiscal Conditions in this Form 10-K.
Doral Financial cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on Doral Financial’s financial condition and results of operations.
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
MISCELLANEOUS
Changes in Accounting Standards Adopted in the 2008 Financial Statements
Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.
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
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008, the Company adopted this Statement on its consolidated financial statements with no material impact.
Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”. The FSP clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence.
The FSP is effective immediately, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” Accordingly, we adopted the FSP prospectively, beginning July 1, 2008. The adoption of this statement impacted the valuation methodology of some of the Company’s investment securities. Please refer to Note 36 for additional information.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 in 2008, but chose not to apply the fair value option to any of its financial assets or financial liabilities.
The Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).
The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.
The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.
There is no expectation that this Statement will result in a change in current practice. However, transition provisions have been provided by the FASB in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.
This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its consolidated financial statements.
Amendments to the Impairment Guidance of EITF Issue No. 99-20. In January 2009, the FASB issued FASB Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP aligns the impairment model of Issue No. 99-20 with that of FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires entities to assess whether it is probable that the holder will be unable to collect all amounts due according to the contractual terms. The FSP eliminates the requirement to consider market participants’ views of cash flows of a security in determining whether or not impairment has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. Earlier application is not permitted. The adoption of this Statement impacted the valuation methodology of some of the Company’s investment securities. Please refer to Note 9 for additional information.

CEO and CFO Certifications
Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
In addition, in 2008 Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, at a reasonable level of assurance, are effective as of December 31, 2008.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes controls over the preparation of financial statements to comply with the reporting requirements of Section 112 of FDICIA.
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
As a result of its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Remediation Efforts of Material Weaknesses that Existed as of December 31, 2007
The following paragraphs describe the changes to Doral Financial’s internal control over financial reporting subsequent to December 31, 2007 related to the Company’s remediation efforts of the material weaknesses that existed as of December 31, 2007.
1.	During 2008 the enterprise risk officer and risk administrator continued to monitor the controls established in 2007 over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts. As reported in the Form 10-Q as of June 30, 2008, management has completed the evaluation of the effectiveness of the internal controls and concluded that the material weakness over the valuation of its allowance for loan and leases losses and the related provision for loan and lease losses accounts had been remediated.

2.	As reported in the Form 10-Q for each of the first three quarters of 2008, management continued to undertake remediation efforts that enhanced the internal controls over the financial close and reporting process. Specifically, the following enhancements were made during the year:
a.	Additional resources were added to the technical accounting and process enhancement team, which provided more robust analyses and review layers over recurring complex accounting analyses and estimates, and oversight of non-recurring transactions.

b.	The Controller’s department disseminated a revised accounting policy throughout the organization in order to ascertain consistency in the application of the accounting policies. As part of its dissemination, emphasis was made on the systematic and accurate execution of account level analyses and reconciliations and the maintenance of an aging of reconciling items.

c.	The Controller’s department strengthened the controls over the communication of information regarding non-recurring transactions from the business units to the accounting and financial reporting units by creating a Controllership Committee. The Controllership Committee meets on a monthly basis with the different business units to discuss the Monthly Controllership Committee Report, which includes the month end results and variance analyses on the significant balance sheet accounts and related income statement accounts.
Based on these remediation efforts, the Company’s management has completed the evaluation of the effectiveness of the internal controls over the financial close and reporting process and concluded that the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
As described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007, the Form 10-Q for the quarter ended March 31, 2008, the Form 10-Q for the quarter ended June 30, 2008, and the Form 10-Q for the quarter ended September 30, 2008, the Company outlined certain steps to address the remaining material weakness in internal control over financial reporting related to the financial close and reporting process that was identified as of December 31, 2007. Although there have not been any changes in internal control over financial reporting, management completed the evaluation of the effectiveness of the internal controls over the financial close and reporting process and concluded that the material weakness had been remediated.
Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
Item 9B. Other Information.
During March 2009, certain of the Company’s U.S. Private Label CMOs were downgraded below investment grade by one of the rating agencies and continue to be rated investment grade by one or more of the other rating agencies. However, that rating agency did not provide any details behind the downgrade. Based on its evaluation of the cash flows for these securities and qualitative factors, the Company believes that as of December 31, 2008, these securities were not other-than-temporarily-impaired (please refer to Note 9 of the Consolidated Financial Statements for additional information). As part of its first quarter 2009 other-than-temporary impairment analysis of its securities portfolio, the Company will consider the downgrades and other qualitative factors when it performs its evaluation of these securities, together with its analysis of the securities’ cash flow.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is hereby incorporated by reference to the sections titled “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2008 fiscal year.
Item 11. Executive Compensation.
The information required by this Item 11 is hereby incorporated by reference to the sections titled “2008 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” (including “Compensation Discussion and Analysis,” “Establishing Compensation,” “Compensation Components,” “Compensation Committee Report,” and the various compensation tables), “Equity Compensation Plan Information,” and “Potential Payments Upon Termination or Change in Control” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2008 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is hereby incorporated by reference to the section titled “Security Ownership of Management, Directors and Principal Holders” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2008 fiscal year.
Item 13. Certain Relationships and Related Transactions.
The information required by this Item 13 is hereby incorporated by reference to the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2008 fiscal year.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is hereby incorporated by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2008 fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	List of documents filed as part of this report.
(1)	Financial Statements.
The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 19, 2009, are included herein beginning on page F-1:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

•	Consolidated Statements of Loss for each of the three years in the period ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008, 2007 and 2006

•	Notes to consolidated financial statements
(2)	Financial Statement Schedules.
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

Exhibit
Number	Description

3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to Exhibit 3.1(j) of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008.)

3.2	Bylaws of Doral Financial Corporation, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007.)

4.1	Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008.)

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999.)

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999.)

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999.)

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999.)

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of

Exhibit
Number	Description

Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4 (A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998.)

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

10.1	Order to Cease and Desist issued to Doral Financial by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to Exhibit 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 17, 2006.)

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to Exhibit 10.1 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commissioner on April 30, 2007.)

10.3	Order to Cease and Desist issued to Doral Bank PR by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008.)

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to Exhibit 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial and Glen Wakeman. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006.)

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

Exhibit
Number	Description

10.7	Employment Agreement, dated as of September 25, 2006, between Doral Financial Corporation and Marangal I. Domingo. (Incorporated herein by reference to Exhibit 10.3 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.8	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to Exhibit 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.9	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski. (Incorporated herein by reference to Exhibit 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008.)

10.10	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton. (Incorporated herein by reference to Exhibit 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008.)

10.11	Securityholders and Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holdings Delaware, LLC (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007.)

10.12	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007.)

10.13	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	List of Doral Financial’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL FINANCIAL CORPORATION
By:	/s/ Glen R. Wakeman
Glen R. Wakeman
President and Chief Executive Officer

Date: March 20, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman Glen R. Wakeman	President, Chief Executive Officer and Director	March 20, 2009
/s/ Marangal I. Domingo Marangal I. Domingo	Executive Vice President and Chief Financial Officer	March 20, 2009
/s/ Dennis G. Buchert Dennis G. Buchert	Director	March 20, 2009
/s/ James E. Gilleran James E. Gilleran	Director	March 20, 2009
/s/ David E. King David E. King	Director	March 20, 2009
/s/ Howard M. Levkowitz Howard M. Levkowitz	Director	March 20, 2009
/s/ Kevin M. Twoney Kevin M. Twoney	Director	March 20, 2009
/s/ Douglas Jacobs Douglas Jacobs	Director	March 20, 2009
/s/ Mark Kleinman Mark Kleinman	Director	March 20, 2009

/s/ Raymond J. Quinlan Raymond J. Quinlan	Director	March 20, 2009
/s/ Gerard L. Smith Gerard L. Smith	Director	March 20, 2009
/s/ Laura G. Vazquez Laura G. Vazquez	Controller and Principal Accounting Officer	March 20, 2009

Doral Financial Corporation Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Doral Financial Corporation:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 19, 2009
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2010
Stamp 2387241 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(Dollars in thousands, except
	per share information)
ASSETS
Cash and due from banks	$184,302	$67,884

Money market investments:
Money market investments with creditors’ right to repledge	—	199,795
Other money market investments	3,215	317,490

Total money market investments	3,215	517,285

Securities purchased under agreements to resell	—	204,000

Pledged investment securities that can be repledged:
Securities held for trading, at fair value	198,680	14,070
Securities available for sale, at fair value	1,067,097	891,961

Total pledged investment securities that can be repledged	1,265,777	906,031

Other investment securities:
Securities held for trading, at fair value	53,197	262,392
Securities available for sale, at fair value	2,362,054	1,029,979
Federal Home Loan Bank of NY (FHLB) stock, at cost	117,938	73,867

Total other investment securities	2,533,189	1,366,238

Total investment securities	3,798,966	2,272,269

Loans:
Loans held for sale, at lower of cost or market	386,610	418,556
Loans receivable	5,253,910	5,054,709
Less: Unearned income	(2,197)	(3,776)
Less: Allowance for loan and lease losses	(132,020)	(124,733)

Total net loans receivable	5,119,693	4,926,200

Total loans, net	5,506,303	5,344,756

Accounts receivable	45,449	30,316
Mortgage-servicing advances	28,057	31,782
Accrued interest receivable	42,934	42,434
Servicing assets, net	114,396	150,238
Premises and equipment, net	104,733	106,317
Real estate held for sale, net	61,340	38,154
Assets to be disposed of by sale	—	8,970
Deferred tax asset	120,827	392,860
Other assets	128,345	97,113

Total assets	$10,138,867	$9,304,378

LIABILITIES
Deposits:
Non-interest-bearing deposits	$235,983	$242,821
Interest-bearing deposits	4,166,789	4,025,203

Total deposits	4,402,772	4,268,024
Securities sold under agreements to repurchase	1,907,447	1,444,363
Advances from FHLB	1,623,400	1,234,000
Other short-term borrowings	351,600	—
Loans payable	366,776	402,701
Notes payable	276,868	282,458
Accrued expenses and other liabilities	304,833	326,125

Total liabilities	9,233,696	7,957,671

Commitments and contingencies (Please refer to Notes 30 and 31)
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2008 and 2007, respectively, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 53,810,110 shares issued and outstanding (includes a reduction of 1,852,500,000 shares authorized; 1,022,392,000 shares issued and outstanding as a result of the 1-for-20 reverse stock split effective on August 17, 2007)	538	538
Additional paid-in capital	849,172	849,081
Legal surplus	23,596	23,596
Accumulated deficit	(418,168)	(66,610)
Accumulated other comprehensive loss, net of income tax benefit of $19,329 and $6,440 in 2008 and 2007, respectively	(123,217)	(33,148)

Total stockholders’ equity	905,171	1,346,707

Total liabilities and stockholders’ equity	$10,138,867	$9,304,378

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF LOSS

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share
	information)
Interest income:
Loans	$342,631	$353,202	$458,307
Mortgage-backed securities	111,940	69,914	186,697
Interest-only strips (“IOs”)	7,162	5,981	6,522
Investment securities	47,602	97,598	119,415
Other interest-earning assets	15,339	52,265	50,954

Total interest income	524,674	578,960	821,895

Interest expense:
Deposits	156,730	171,232	155,418
Securities sold under agreements to repurchase	80,527	124,983	240,787
Advances from FHLB	69,643	55,636	46,455
Other short-tem borrowings	233	—	—
Loans payable	18,865	28,834	118,491
Notes payable	21,195	43,934	59,354

Total interest expense	347,193	424,619	620,505

Net interest income	177,481	154,341	201,390
Provision for loan and lease losses	48,856	78,214	39,829

Net interest income after provision for loan and lease losses	128,625	76,127	161,561

Non-interest income (loss):
Net gain (loss) on mortgage loan sales and fees	13,112	2,223	(34,456)
Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	29,981	(27,725)	(37,228)
Net loss on investment securities	(4,899)	(97,480)	(27,668)
Net loss on extinguishment of liabilities	—	(14,806)	(4,157)
Servicing (loss) income (net of mark-to-market adjustment for 2008 and 2007, and net of amortization and impairment/ recovery for 2006)	(7,700)	20,687	6,904
Commissions, fees and other income	49,035	32,183	37,378
Net premium on deposits sold	—	9,521	—

Total non-interest income (loss)	79,529	(75,397)	(59,227)

Non-interest expenses:
Compensation and benefits	70,562	118,709	96,342
Taxes, other than payroll and income taxes	9,880	11,312	12,552
Advertising	8,519	11,378	9,849
Professional services	24,156	55,617	62,051
Communication expenses	17,672	14,776	15,391
EDP expenses	11,146	8,630	7,489
Occupancy expenses	18,341	18,295	19,152
Office expenses	6,099	5,915	5,865
Depreciation and amortization	16,013	17,586	22,028
Provision for contingency	—	—	95,000
Other	58,024	41,274	28,623

Total non-interest expenses	240,412	303,492	374,342

Loss before income taxes	(32,258)	(302,762)	(272,008)
Income tax expense (benefit)	286,001	(131,854)	(48,107)

Net loss	$(318,259)	$(170,908)	$(223,901)

Net loss attributable to common shareholders	$(351,558)	$(204,207)	$(257,200)

Net loss per common share(1) (2)	$(6.53)	$(7.45)	$(47.66)

Dividends per common share	$0.00	$0.00	$1.60

(1)	For the years ended December 31, 2008, 2007 and 2006, net loss per common share represents the basic and diluted loss per common share.

(2)	Net loss per common share for the year ended December 31, 2006 reflects the 1-for-20 reverse stock split effective August 17, 2007.
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Preferred stock	$573,250	$573,250	$573,250

Common stock:
Balance at beginning of year	538	107,948	107,930
Change in par value $1 to $0.01	—	(106,869)	—
Issuance of common stock	—	9,683	—
Shares reduced as a result of 1-for-20 reverse stock split	—	(10,224)	—
Shares issued under stock option plan	—	—	18

Balance at end of year	538	538	107,948

Additional paid-in capital:
Balance at beginning of year	849,081	166,495	165,609
Change in par value $1 to $0.01	—	106,869	—
Issuance of common stock	—	600,317	—
Cost of issuance of common stock	—	(39,307)	—
Shares converted as a result of 1-for-20 reverse stock split	—	10,224	—
Shares issued under stock option plan	—	—	77
Stock-based compensation recognized	91	685	872
Stock-based compensation reversed due to pre-vesting forfeitures	—	(25)	(63)
Stock-based compensation recognized on termination of option plan	—	3,823	—

Balance at end of year	849,172	849,081	166,495

Legal surplus	23,596	23,596	23,596

(Accumulated deficit) retained earnings:
Balance at beginning of year	(66,610)	139,051	404,885
Net loss	(318,259)	(170,908)	(223,901)
Cash dividends declared on common stock	—	—	(8,634)
Cash dividends declared on preferred stock	(33,299)	(33,299)	(33,299)
Cumulative effect of accounting change (adoption of SFAS No. 156)	—	926	—
Cumulative effect of accounting change (adoption of FIN 48)	—	(2,380)	—

Balance at end of year	(418,168)	(66,610)	139,051

Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(33,148)	(106,936)	(125,461)
Other comprehensive (loss) income, net of deferred tax	(90,069)	73,788	18,525

Balance at end of year	(123,217)	(33,148)	(106,936)

Total stockholders’ equity	$905,171	$1,346,707	$903,404

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Net loss	$(318,259)	$(170,908)	$(223,901)
Other comprehensive (loss) income, before tax:
Unrealized losses on securities arising during the period	(94,187)	(47,492)	(6,506)
Amortization of unrealized loss on securities reclassified to held to maturity	—	40	43
Reclassification of realized losses included in net loss	3,979	116,866	27,668

Other comprehensive (loss) income, before tax	(90,208)	69,414	21,205
Income tax benefit (expense) related to investment securities	13,254	4,946	(2,680)

Other comprehensive (loss) income on investment securities, net of tax	(76,954)	74,360	18,525
Other comprehensive loss on cash flow hedge, net of tax	(13,115)	(572)	—

Other comprehensive (loss) income, net of tax	(90,069)	73,788	18,525

Comprehensive loss, net of tax	$(408,328)	$(97,120)	$(205,376)

Accumulated other comprehensive loss, net of tax
Other comprehensive loss on investment securities	$(109,530)	$(32,576)	$(106,936)
Other comprehensive loss on cash flow hedge	(13,687)	(572)	—

Total accumulated other comprehensive loss, net of tax	$(123,217)	$(33,148)	$(106,936)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(318,259)	$(170,908)	$(223,901)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	91	4,483	809
Depreciation and amortization	16,013	17,586	22,028
Mark-to-market adjustment (2008 and 2007) and amortization and impairment (2006) of servicing assets	42,642	20,800	35,797
Deferred tax provision (benefit)	281,761	(135,790)	(51,995)
Provision for loan and lease losses	48,856	78,214	39,829
Provision for claim receivable(1)	21,600	—	—
Net premium on deposits sold	—	(9,521)	—
Net gain on assets to be disposed of by sale	(979)	(501)	—
(Accretion of discount) amortization of premium on loans, investment securities and debt	(19,555)	(12,567)	3,827
Unrealized loss on loans held for sale	—	2,068	27,243
Net (increase) decrease in loans held for sale	(224,819)	(77,022)	2,502,488
(Gain) loss on securities	(8,432)	104,073	36,222
Unrealized (gain) loss on trading securities	(14,944)	8,557	2,661
Decrease in securities held for trading	357,642	109,068	388,834
Amortization and net (gain) loss in the fair value of IOs	(251)	(2,002)	58,487
Decrease (increase) in derivative instruments	1,376	26,758	(1,041)
Decrease (increase) in accounts receivable	6,543	(721)	(12,122)
Decrease in mortgage servicing advances	3,724	3,439	8,654
(Increase) decrease in accrued interest receivable	(3,722)	19,856	20,975
(Increase) decrease in other assets	(26,521)	(52,943)	4,537
(Decrease) increase in accrued expenses and other liabilities	(68,521)	(98,740)	29,085

Total adjustments	412,504	5,095	3,116,318

Net cash provided by (used in) operating activities	94,245	(165,813)	2,892,417

Cash flows from investing activities:
Purchases of securities available for sale	$(2,923,708)	$(535,377)	$(46,023)
Principal repayments and sales of securities available for sale	856,844	2,741,110	2,244,280
Purchases of securities held to maturity	—	—	(13,000)
Principal repayment and maturities of securities held to maturity	—	182,579	44,578
(Increase) decrease in FHLB stock	(44,071)	(3,334)	1,672
Net increase of loans receivable	(371,687)	(621,618)	(231,797)
Proceeds from sale of servicing assets	—	7,000	—
Purchase of servicing assets	—	—	(209)
Purchases of premises and equipment	(9,240)	(8,770)	(10,382)
Proceeds from assets to be disposed of by sale	4,761	5,801	—
Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	—	(121,824)	—
Proceeds from sales of real estate held for sale	23,460	7,070	12,601

Net cash (used in) provided by investing activities	(2,463,641)	1,652,637	2,001,720

Cash flows from financing activities:
Net increase in deposits	$134,748	$394,755	$13,491
Increase (decrease) in securities sold under agreements to repurchase	967,112	(2,445,052)	(2,155,233)
Proceeds from advances from FHLB	2,129,400	2,690,790	500,000
Repayment of advances from FHLB	(1,740,000)	(2,377,000)	(435,000)
Proceeds from other short-term borrowings	1,031,600	—	—
Repayment of other short-term borrowings	(680,000)	—	—
Repayment of loans payable	(35,925)	(41,742)	(3,092,141)
Repayment of notes payable	(5,892)	(641,968)	(82,760)
Payment of consent solicitation to bondholders	—	—	(1,297)
Issuance of common stock, net	—	610,000	95
Dividends paid	(33,299)	(33,299)	(41,933)

Net cash provided by (used in) financing activities	1,767,744	(1,843,516)	(5,294,778)

Net decrease in cash and cash equivalents	(601,652)	(356,692)	(400,641)
Cash and cash equivalents at beginning of year	789,169	1,145,861	1,546,502

Cash and cash equivalents at end of year	$187,517	$789,169	$1,145,861

Cash and cash equivalents includes:
Cash and due from banks	$184,302	$67,884	$227,127
Money market investments and securities purchased under agreement to resell	3,215	721,285	918,734

	$187,517	$789,169	$1,145,861

Supplemental schedule of non-cash activities:
Loan securitizations	$374,248	$232,282	$251,626

Loans foreclosed	$47,853	$20,181	$16,816

Reclassification of securities held to maturity to held for trading in connection with the sale of certain assets of Doral Bank NY	$—	$91,045	$—

Reclassification of loans receivable to loans held for sale in connection with the sale of certain assets of Doral Bank NY	$—	$205,629	$—

Reclassification of premises and equipment to assets to be disposed of by sale	$—	$23,680	$—

Reclassification of assets to be disposed of by sale to premises and equipment(2)	$5,189	$—	$—

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Reclassification of securities from the held for trading portfolio to available for sale portfolio	$68,250	$—	$—

Reclassification of securities held to maturity to held for sale	$—	$1,822,963	$—

Reclassification of loans held for sale to loans receivable	$48,185	$1,382,734	$961,459

Remeasurement of income taxes payable upon adoption of FIN 48	$—	$2,380	$—

Remeasurement of fair value of MSRs upon adoption of SFAS 156, net of tax	$—	$926	$—

Capitalization of servicing assets	$7,387	$5,305	$61,379

Supplemental Information for Cash Flows:
Cash used to pay interest	$197,874	$440,905	$635,560

Cash used to pay income taxes(3)	$26,934	$4,653	$5,015

Doral Financial and Doral Bank PR (combined “Doral”) termination of the agreements with Lehman Brothers, Inc. has led to a reduction in Doral’s total assets and liabilities. Please refer to Note 15 for additional information.
The assets and liabilities values as of the termination date were as follows:

Assets:
Securities	$549,884
Accounts receivable	(21,676)
Accrued interest receivable	3,222

Total assets reduction	$531,430

Liabilities:
Securities sold under agreement to repurchase	$504,028
Accrued interest payable	5,192
Other liabilities	610

Total liabilities reduction	$509,830

Provision for claim receivable	$21,600

The Company sold certain assets and liabilities of Doral Bank NY.
The assets and liabilities values as of the sale date were as follow:

Assets:
Loans	$206,074
Securities	155,264
Property, leasehold improvements and equipment	9,400
Other assets	2,321

Total assets sold	$373,059

Liabilities:
Securities sold under agreement to repurchase	$9,950
Deposits	377,491
Advances from FHLB	114,290
Other liabilities	2,673

Total liabilities sold	$504,404

Excess of liabilities over assets sold	$(131,345)

Net premium on deposits sold	$9,521

Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	$(121,824)

(1)	Related to the Lehman Transaction. Please refer to Note 15 for additional information.

(2)	Related to assets currently used by the Company and not longer available for sale.

(3)	Includes $21.7 million related to an income tax credit granted by the P.R. Government as an incentive for new and existing housing projects that was recorded as a receivable in the Company’s Statement of Financial Condition.
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR DORAL FINANCIAL CORPORATION
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
1. Reporting Entity
Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a financial holding company engaged in banking (including thrift operations), mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Securities, Inc. (“Doral Securities”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR in turn operates four wholly-owned subsidiaries Doral Mortgage LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2005.
During 2007, Doral Securities withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations during 2008 were limited to acting as co-investment manager to a local fixed-income company. In December 2008 provided notice to the investment company of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.
On July 1, 2008, Doral International, Inc., an international banking entity (“IBE”), subject to supervision, examination and regulation by the Commissioner of Financial Institutions under the International Banking Center Regulatory Act (the “IBC Act”), was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, in a transaction structured as a tax free reorganization.
On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the IBC Act.
In addition to providing various loan and banking services, the Company services FHA-insured, VA-guaranteed and conventional mortgage loans pooled for the issuance of GNMA, FNMA and FHLMC mortgage-backed securities.
2007 Events that Impacted the Reporting Entity
On July 18, 2007, Sana Mortgage Corporation (“Sana”) was merged with and into Doral Mortgage and Centro Hipotecario de Puerto Rico (“Centro Hipotecario”) was merged with and into Doral Financial, as a tax free reorganization.
On July 17, 2007, Doral Financial amended its Restated Certificate of Incorporation to decrease the par value of the Company’s common stock from $1.00 to $0.01 per share. Please refer to Note 34 for additional information.
On July 19, 2007, Doral Financial completed the private sale of 48,412,698 newly issued shares of common stock to Doral Holdings for an aggregate purchase price of $610.0 million (the “Recapitalization”). In connection with the Recapitalization, on July 19, 2007, Doral Financial also transferred its mortgage servicing and mortgage origination operations to Doral Bank PR, its principal banking subsidiary, and on July 26, 2007, sold the branch network of Doral Bank NY. In connection with these transactions, Doral Bank PR obtained a regulatory approval to pay a $155.0 million cash dividend to the holding company and Doral Bank NY received regulatory approval to effect a capital distribution to the holding company in the amount of $50.0 million, of which $45.0 million was paid July 30, 2007.
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
A significant estimate that is prevalent in the Company’s financial statements is the estimation of fair value for financial instruments, including derivative instruments, required to be recorded at fair value under GAAP. The measurement of fair value is fundamental to the presentation of Doral Financial’s financial condition and results of operations and, in many instances, requires management to make complex judgments. In general, Doral Financial records financial instruments at an estimate of the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is generally based on quoted prices, including dealer marks or direct market observations. If quoted prices or market parameters are not available, fair value is based on internal and external valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. The use of different models and assumptions could produce materially different estimates of fair value. The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are those relating to the assumptions underlying the valuation of its MSRs, IOs and investments, collectibility of accounts receivables, income taxes and the allowance for loan and lease losses and recourse obligations.
Fair Value Measurements
Pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve the application of the lower-of-cost-or-market accounting or write-downs of individual assets.
The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosures requirements for fair value measurements. This statement defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standards describe three levels of inputs that are used to measure fair value:
•	Level 1 — Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
The Company applied the fair value framework established by SFAS 157 to the following financial assets and liabilities: securities held for trading, securities available for sale, loans held for sale, loans receivable, mortgage servicing rights (MSRs) and derivatives. Please refer to Note 36 for additional information.
On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”. This statement delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Therefore, we have elected to delay application of SFAS 157 for nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, goodwill and other real estate owned.
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

Securities Held for Trading: Securities that are bought and held principally for the purpose of selling them in the near term are classified as securities held for trading and reported at fair value generally based on quoted market prices. For securities without quoted prices, fair value represents quoted market prices for comparable instruments. In certain other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting appropriate degrees of risk. Realized and unrealized changes in market value are recorded in the securities trading activities as a part of net gain or loss on securities held for trading in the period in which the changes occur. Interest income and expense arising from trading instruments are included in the Consolidated Statements of Loss as part of net interest income.
Forwards, caps and swap contracts that are not exempt from the requirements of SFAS 133 are accounted for as derivate instruments. Doral Financial recognizes the creation of the derivative at the time of the execution of the contract and marks to market the contracts against current operations until settlement as part of its trading activities. The securities underlying the forward contracts are recorded at settlement at their market value and generally classified as available for sale.
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
Securities Available for Sale: Securities not classified as either securities held to maturity or securities held for trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, in other comprehensive income (loss), which is a separate component of stockholders’ equity. Cost of securities sold is determined on the specific identification method.
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
Doral Financial reviews securities for other-than-temporary impairment whenever the security’s fair value is less than its amortized cost. Impairment is evaluated considering a number of indicators which include the severity of the decline in fair value, credit ratings and the length of time the investment has been in an unrealized loss position. In addition, Doral Financial may recognize impairment when qualitative factors indicate that the Company may not recover the unrealized loss. When evaluating the impairment indicators and qualitative factors, Doral Financial considers its intent and ability to hold the investments until a point in time at which recovery can be reasonably expected to occur. When a security is deemed to be other-than-temporary impaired the cost basis of the security is written down to fair value, with the loss recorded in the Consolidated Statements of Loss in the period that the other-than-temporary impairment is determined. The security cost basis is not changed to reflect subsequent recoveries in fair value.
Other Investment Securities: Investments in equities that do not have readily determinable fair values, are classified as other securities in the Consolidated Statement of Financial Condition. These securities are stated at cost. Stock that is owned by the Company to comply with regulatory requirements, such as Federal Home Loan Bank (“FHLB”) stock, is included in this category.

Loans Held for Sale
Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported under net gain on mortgage loan sales and fees in the Consolidated Statements of Income (Loss). Loan origination fees and direct loan origination costs related to loans held for sale are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Premiums and discounts on loans classified as held for sale are not amortized as interest income while such loans are classified as held for sale. See “Servicing Assets and Servicing Activities,” below for a description of the sales and securitization process. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans.
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
The Company recognizes interest income on loans receivable on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans receivable are placed on a non-accrual basis after they have been delinquent for more than 90 days, except for the revolving lines of credit and the credit cards that are still accruing until 180 days delinquent. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery. Loans return to accrual status when principal and interest become current.
Certain construction and commercial loans, classified as substandard, are placed on non-accrual status even when these loans are not more than 90 days delinquent.
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
Servicing Assets and Servicing Activities
The Company pools FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage-backed securities. Conforming loans are pooled and issued as FNMA or FHLMC mortgage-backed securities as well as sold in bulk to investors with servicing retained.
Prior to adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets”, the Company securitized or sold mortgage loans, and allocated the cost of the mortgage loans between the mortgage-backed security or mortgage loan pool sold and the retained interests, based on their relative fair values. The reported gain is the difference between the proceeds from the sale of the security or mortgage loan pool, the cost allocated to the security or loans sold (after allocating a portion of the cost to the retained interests) and the fair value of any recourse assumed by the Company.
Mortgage servicing rights (“MSRs” or “servicing assets”) retained in a sale or securitization arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing function typically includes: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Company to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The annual servicing fees generally fluctuate between 25 and 50 basis points. The servicing fees are credited to income on a monthly basis when collected. In addition, the Company generally receives other remuneration consisting of mortgagor-contracted fees as late charges and prepayment penalties, which are credited to income when collected.
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
Effective, January 1, 2007, under SFAS No. 156, Doral Financial elected to apply fair value accounting to its MSRs. The Company engages a third party specialist to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. Also, the valuation of the Company’s MSR is impacted by changes in laws and regulations, such as the recent amendment to the Puerto Rico Notarial Law that has led to an increase of the closing costs and fees payable by persons involved in real estate purchase and mortgage loan transactions in Puerto Rico, which in turn may lead to a reduction in the number of real estate purchase and mortgage loan transactions in Puerto Rico.
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
In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loans sale to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty, or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial does not have a reserve on its financial statements for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be significant.
In the past, the Company sold mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral estimates the fair value of its recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.

Interest-Only Strips
IOs represent the estimated present value of the cash flows retained by the Company as part of its past sale and securitization activities. The Company no longer engages in this activity and retains its existing IOs as trading securities. In order to determine the value of its IOs, the Company uses a valuation model that calculates the present value of estimated cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. In accordance with SFAS 115, changes in fair value of IOs held in the trading portfolio are recorded in earnings as incurred.
Real Estate Held for Sale
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A loss is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties are charged to expense in the period incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expense within the other expenses caption in the accompanying Consolidated Statements of Loss.
It is the policy of the Bank to sell any real property acquired through the collection of debts due within 5 years. During the time that the Bank holds the real property, the Bank shall charge-off the real property based upon the current appraised value of the property.
It is the policy of the Bank to dispose of its other real estate owned (“OREO”) properties in a manner which is both expeditious and maximizes the potential value of such properties. It is the responsibility of the Board of Directors and Senior Management to ensure that the disposition of the Bank’s OREO properties must at all time be consistent with all federal and state regulations. As such, the Bank shall make a diligent effort to dispose of each parcel of OREO and shall maintain adequate and appropriate records to reflect these efforts.
Assets to be Disposed of by Sale
Long-term assets to be sold by the Company are classified as available for sale if the following criterias are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset and transfer of the asset is probable, and transfer of the asset is expected to qualify for recognition as completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Assets classified as available for sale are recorded at lower-of-cost-or-market less selling costs, recording a loss and adjusting book value. In the event the asset is not sold, it shall be registered at the lower of book value prior to reclassification to available for sale adjusted for the unrecognized depreciation and the fair value of the asset.
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
Goodwill and other intangible assets
The Company accounts for goodwill and identifiable intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In determining the fair value of a reporting unit the Company uses a discounted cash flow analysis. Goodwill impairment losses are recorded as part of operating expenses in the Consolidated Statement of Loss.
SFAS No. 142 provides for impairment testing of goodwill following a two-step process. The first step is used to identify potential impairment and requires comparison of the estimated fair value of the reporting unit with its carrying amount including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
If needed, the second step consists of calculating an implied fair value of goodwill. If the implied fair value of the reporting unit goodwill exceeds the carrying value of that goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment is not permitted.
Definite life intangibles are amortized over their estimated life, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
The Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of financial assets (of all or a portion of the financial asset) in which Doral surrenders control over these financial assets shall be accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. Doral has surrendered control over transferred assets if and only if all of the following conditions are met:
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

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans and the loans are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral is deemed to have regained effective control over these loans and must be brought back onto the Company’s books as assets at fair value, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded as part of “Accrued Expenses and Other Liabilities.”
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
The Company accounts for its derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income (loss) and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and changes in the value of the derivative instrument continue to be recognized in current period earnings, the hedged item is no longer adjusted for fair value changes, and the fair value adjustment to the hedged item while it was designated as a hedge continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such a time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and will be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or if no longer expected to occur. After a cash flow hedge is discontinued, future changes in the fair value of the derivative instrument are recognized in current period earnings. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. For free-standing derivative instruments, changes in fair values are reported in current period income.
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
Income Taxes
Doral Financial recognizes deferred tax assets and liabilities based upon the expected future tax consequences of existing temporary differences between the carrying amounts and the tax bases of assets and liabilities based on applicable tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted and recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against deferred tax assets. In determining the realizability of deferred tax assets the Company considers, among others matters, all sources of taxable income including the future reversal of existing temporary differences, future taxable income, carryforwards and tax planning strategies. In the determination of the realizability of the deferred tax asset, the Company evaluates both positive and negative evidence regarding the ability of the Company to generate sufficient taxable income. In making its assessment, significant weight is given to evidence that can be objectively verified.
Income tax benefit or expense includes: (a) deferred tax expense or benefit, which represents the net change in the deferred tax liability or asset during the year plus any change in the valuation allowance, if any, and (b) current tax expense. Income tax expense excludes the tax effects related to adjustments recorded to accumulated other comprehensive income (loss).
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
Earnings per Share
Basic net income (loss) per share is determined by dividing net income, after deducting any dividends on preferred stock, by the weighted-average number of common shares outstanding during the period.
Diluted net income (loss) per share is computed based on the assumption that all of the shares of convertible instruments will be converted into common stock, if dilutive, and considers the dilutive effect of stock options using the Treasury stock method.

Stock Option Plan
Effective January 1, 2006, the Doral Financial adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company. Since 2003, the Company expensed the fair value of stock options granted to employees using the “modified prospective” method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. When unvested options are forfeited, any compensation expense previously recognized on such options is reversed in the period of the forfeiture.
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
For additional information regarding the Company’s stock options please refer to Note 34.
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
Segment Information
The Company reports financial and descriptive information about its reportable segments. Please refer to Note 38 for additional information. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.
The Company’s segment reporting is organized by legal entity and aggregated by line of business consistent with the Company’s business model. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Doral’s management made this determination based on operating decisions particular to each line of business.
Reclassifications
Certain amounts reflected in the 2007 and 2006 Consolidated Financial Statements have been reclassified to conform to the presentation for 2008. In particular for 2007 and 2006, Doral Financial has reclassified the expenses related to electronic data processing into a new non-interest expense category titled EDP expenses on the Consolidated Statements of Loss. Previously, the expenses associated with electronic data processing were included as part of professional services, communication and information systems and occupancy and other office expenses. Also, occupancy and other office expenses was segregated into two new categories; (1) occupancy expenses; and (2) office expenses.
Recent Accounting Pronouncements
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
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008, the Company adopted this Statement on its consolidated financial statements with no material impact.
Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”. The FSP clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence.
The FSP is effective immediately, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” Accordingly, we adopted the FSP prospectively, beginning July 1, 2008. The adoption of this statement impacted the valuation methodology of some of the Company’s investment securities. Please refer to Note 36 for additional information.
Business Combinations. In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”. This statement replaces FASB Statement No. 141 and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more business. SFAS 141 (R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (purchase method) be used for all business combinations. This statement defines the acquirer as the entity that obtains control in the business combination and requires the acquirer to be identified.
SFAS 141 (R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement expands and improves the information reported about assets acquired and liabilities assumed arising from contingencies. Contingencies arising from a business combination should be recognized as of the acquisition date, measured at their acquisition date fair values.
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its consolidated financial statements. The effects of adopting this standard, if any, are not expected to be significant.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 in 2008, but chose not to apply the fair value option to any of its financial assets or financial liabilities.
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.
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
SFAS 160 applies to all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Calendar year end public companies will have to adopt SFAS 160 in the fist quarter of 2009. Earlier application is not permitted. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its consolidated financial statements, commencing on January 1, 2009.
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement improves the transparency of financial reporting and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses, on derivatives instruments, and disclosures about credit-risk-related contingent features in derivatives agreements.
This statement has the same scope as SFAS 133 and accordingly, applies to all entities. This Statement applies to all derivative instruments, including bifurcated derivative instruments and related hedged items accounted for under SFAS 133 and its related interpretations. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is evaluating the enhanced disclosure requirements which are effective for the first quarter of 2009.
The Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).
The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.
The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.
There is no expectation that this Statement will result in a change in current practice. However, transition provisions have been provided by the FASB in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.
This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its consolidated financial statements.
Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. In September 2008, the FASB issued Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP FAS 131-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instrument. A seller of credit derivatives must disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance, and cash flows. As of December 31, 2008, the Company is not involved in the credit derivatives market. This FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of this FBP that amend SFAS 133 and

FIN 45 will be effective for reporting periods (annual or interim) ending after November 15, 2008. The FSP clarifies the FASB’s intent that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. Management will be evaluating the enhanced disclosure requirements for the first quarter of 2009.
Accounting for Transfer of Financial Assets and Repurchase Financing Transactions. In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfer of Financial Assets and Repurchase Financing Transactions.” The FSP requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.
The FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the effect, if any, of the adoption of this FSP on its financial statements, commencing on January 1, 2009.
Amendments to the Impairment Guidance of EITF Issue No. 99-20. In January 2009, the FASB issued FASB Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP aligns the impairment model of Issue No. 99-20 with that of FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires entities to assess whether it is probable that the holder will be unable to collect all amounts due according to the contractual terms. The FSP eliminates the requirement to consider market participants’ views of cash flows of a security in determining whether or not impairment has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. Earlier application is not permitted. The adoption of this Statement impacted the valuation methodology of some of the Company’s investment securities. Please refer to Note 9 for additional information.
Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Asset”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity- specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity-specific factors. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its consolidated financial statements, commencing on January 1, 2009.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. This FSP applies to the calculation of EPS under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. This FSP will not have an impact on the Company’s earnings per share computation upon adoption.

Accounting for Defensive Intangible Assets. In November 2008, the FASB issued FASB Staff Position (FSP) EITF 08-7, “Accounting for Defensive Intangible Assets”. This EITF clarifies how to account for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. A defensive intangible asset should be accounted for as a separate unit of accounting and shall be assigned a useful life in accordance with paragraph 11 of Statement 142. This EITF shall be effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be evaluating the impact of adopting this EITF for future acquisitions commencing in January 2009.
3. Regulatory Requirements
Holding Company Requirements
Doral Financial is a bank holding company subject to supervision and regulation by the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities the Federal Reserve has determined to be closely related to the business of banking. Under the Gramm-Leach-Bliley Act, financial holding companies can engage in a broader range of financial activities than other bank holding companies. Given the difficulties faced by Doral Financial following the restatement of its audited financial statements for the period between January 1, 2000 and December 31, 2004, the Company filed a notice with the Federal Reserve withdrawing its election to be treated as a financial holding company, which became effective January 8, 2008.
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
As of December 31, 2008, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on the Company.
On March 16, 2006, the Company entered into a consent order with the Federal Reserve. Pursuant to the requirements of the existing cease and desist order, the Company submitted a capital plan to the Federal Reserve in which it has agreed to maintain minimum leverage ratios of at least 5.5% and 6.0% for Doral Financial and Doral Bank PR, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting.
As of December 31, 2008, Doral Bank PR was considered “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, Doral Bank PR must maintain Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.
Doral Bank NY is subject to substantially the same regulatory capital requirements of Doral Bank PR as set forth above. As of December 31, 2008, Doral Bank NY was in compliance with the capital requirements for a “well-capitalized” institution.
On February 15, 2008, the Board of Directors of Doral Financial approved a capital infusion of $80.0 million to Doral Bank PR to maintain its regulatory capital ratios above well capitalized levels. Also, on July 30, 2008, Doral Financial approved an additional capital infusion to Doral Bank PR amounting to $100.0 million.
Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s actual capital amounts and ratios are presented in the following table. Total of approximately $221.8 million (2007 — $419.2 million), $20.1 million (2007 — $126.4 million), and $0.4 million (2007 — $2.2 million) representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral Financial, Doral Bank PR and Doral Bank NY, respectively.

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
			(Dollars in thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets):
Doral Financial Consolidated(1)	$997,664	17.1	$467,518	≥8.0	N/A	N/A
Doral Bank PR	$661,614	15.5	$341,128	≥8.0	$426,410	≥10.0
Doral Bank NY	$15,474	19.1	$6,496	≥8.0	$8,120	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated(1)	$806,573	13.8	$233,759	≥4.0	N/A	N/A
Doral Bank PR	$607,494	14.3	$170,564	≥4.0	$255,846	≥6.0
Doral Bank NY	$15,053	18.5	$3,248	≥4.0	$4,872	≥6.0
Leverage Ratio:(2)
Doral Financial Consolidated(1)	$806,573	7.6	$424,891	≥4.0	N/A	N/A
Doral Bank PR	$607,494	6.4	$378,651	≥4.0	$473,314	≥5.0
Doral Bank NY	$15,053	15.0	$4,015	≥4.0	$5,018	≥5.0
As of December 31, 2007:
Total capital (to risk-weighted assets):
Doral Financial Consolidated(1)	$1,033,962	17.8	$465,331	≥8.0	N/A	N/A
Doral Bank PR	$501,100	12.5	$320,138	≥8.0	$400,173	≥10.0
Doral Bank NY	$13,257	13.8	$7,696	≥8.0	$9,620	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated(1)	$960,639	16.5	$232,666	≥4.0	N/A	N/A
Doral Bank PR	$450,302	11.3	$160,069	≥4.0	$240,104	≥6.0
Doral Bank—NY	$12,530	13.0	$3,848	≥4.0	$5,772	≥6.0
Leverage Ratio:(2)
Doral Financial Consolidated(1)	$960,639	10.8	$355,863	≥4.0	N/A	N/A
Doral Bank PR	$450,302	6.0	$302,653	≥4.0	$378,316	≥5.0
Doral Bank—NY	$12,530	10.6	$4,727	≥4.0	$5,909	≥5.0

(1)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2008 and 2007. Ratios were prepared as if the Company were subject to the requirements for comparability purposes.

(2)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR, and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
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
Registered Broker-Dealer Requirements
During 2006, the Company sold substantially all of Doral Securities’ investment securities and during the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.

4. Cash and due from banks
At December 31, 2008 and 2007, the Company’s cash amounted to $184.3 million and $67.9 million, respectively.
In October 2008, the Federal Reserve Bank announced that it would to pay interest on required reserve balances and excess balances beginning with the reserve balance maintenance period that started on October 9, 2008. As of December 31, 2008, the Company maintained as interest-bearing $120.9 million with the Federal Reserve. Also, the Company maintained at December 31, 2008 and 2007, $14.9 million and $17.3 million, respectively, as interest-bearing with the Federal Home Loan Bank.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve or other banks. Those required average reserve balances amounted to $132.6 million and $178.0 million as of December 31, 2008 and 2007, respectively.
5. Money Market Investments
At December 31, 2007, money market investments included $199.8 million in time deposits and other short-term money market investments pledged as collateral for securities sold under agreement to repurchase, which the counterparty can repledge. At December 31, 2008, no money market investment was pledged as collateral for securities sold under agreement to repurchase, which the counterparty can repledge.
6. Securities Held for Trading
     Securities held for trading consisted of:

	December 31,
	2008	2007
	(In thousands)
Mortgage-backed securities:
GNMA exempt	$—	$33,678
GNMA taxable	—	11,928
CMO certificates	731	16,064
FHLMC and FNMA	—	8,693
Variable rate interest-only strips	51,709	51,074
Fixed rate interest-only strips	470	854
U.S. Treasury Notes	198,680	152,695
Derivatives(1)	287	1,476

	$251,877	$276,462

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $305.0 million and $414.0 million as of December 31, 2008 and 2007, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield on securities held for trading, including IOs, as of December 31, 2008 was 5.75% (2007 — 6.00%).
In January 2008, the Company transferred $68.5 million from the held for trading portfolio to the available for sale portfolio as a result of a reassessment of the intention to trade these securities or to sell them in the short term. This transfer was the final part of the Company’s reassessment of its investment portfolio as a result of the Company’s Recapitalization. The Recapitalization significantly changed Doral Financial’s liquidity position which resulted in the Company’s decision to include these assets as core medium to long-term investments.
Set forth below is a summary of the components of net gain (loss) from securities held for trading:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Net realized gains (losses) on sales of securities held for trading	$1,126	$(25,935)	$(8,554)
Net gains (losses) on securities held for trading economically hedging MSRs	27,551	(818)	—
Gain (loss) on the IO valuation	5,649	8,554	(41,967)
Net unrealized losses on trading securities, excluding IOs	(402)	(7,739)	(2,662)
Net realized and unrealized (losses) gains on derivative instruments	(3,943)	(1,787)	15,955

Total	$29,981	$(27,725)	$(37,228)

7. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2008, 2007, and 2006.

	2008
					Weighted-
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Mortgage-Backed Securities
GNMA
Due within one year	$50	$1	$—	$51	5.89%
Due from one to five years	875	8	16	867	4.42%
Due from five to ten years	626	12	—	638	5.83%
Due over ten years	63,957	390	354	63,993	5.38%
FHLMC and FNMA
Due from five to ten years	52,381	1,209	—	53,590	4.61%
Due over ten years	975,092	15,844	2,296	988,640	5.25%
CMO Government Sponsored Agencies
Due from five to ten years	2,223	—	—	2,223	7.80%
Due over ten years	1,588,047	2,367	7,900	1,582,514	3.61%
CMO Private Label
Due over ten years	491,877	47	139,845	352,079	6.17%
Debt Securities
FHLB Notes
Due from one to five years	2,060	82	—	2,142	4.16%
Due from five to ten years	63,470	720	—	64,190	5.00%
Due over ten years	80,000	72	—	80,072	5.21%
FNMA Notes
Due within one year	43,518	45	—	43,563	3.19%
Due from one to five years	3,177	113	—	3,290	3.37%
Due over ten years	49,990	91	—	50,081	6.00%
FHLMC Notes
Due over ten years	50,000	—	395	49,605	5.50%
P.R. Housing Bank
Due from five to ten years	3,595	30	9	3,616	4.92%
Due over ten years	3,690	26	—	3,716	5.47%
Other
Due within one year	11,141	174	—	11,315	4.64%
Due from one to five years	64,241	1,727	—	65,968	5.23%
Due over ten years	8,000	48	1,050	6,998	5.61%

	$3,558,010	$23,006	$151,865	$3,429,151	4.62%

	2007					2006
					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Market	Average
	Cost	Gains	Losses	Value	Yield	Value	Yield
	(Dollars in thousands)
Mortgage-Backed Securities
GNMA
Due from one to five years	$374	$9	$—	$383	6.39%	$—	—
Due over ten years	3,694	145	3	3,836	6.91%	1,310,150	4.62%
FNMA
Due over ten years	260,143	4,297	558	263,882	6.05%	210,307	4.94%
CMO Government Sponsored Agencies
Due over ten years	7,000	—	659	6,341	6.10%	—	—
CMO Private Label
Due over ten years	530,997	—	28,285	502,712	6.22%	—	—
Debt Securities
FHLB Notes
Due from one to five years	100,458	1,165	—	101,623	4.16%	—	—
Due over ten years	273,595	—	3,376	270,219	5.10%	27,497	5.50%
FNMA Notes
Due within one year	46,000	—	—	46,000	4.60%	—	—
Due from one to five years	—	—	—	—	—	45,711	4.60%
Due over ten years	49,990	—	43	49,947	6.00%	—	—
FHLB Zero Coupon
Due over ten years	137,131	—	2,688	134,443	6.01%	—	—
FHLMC Zero Coupon
Due over ten years	242,281	155	162	242,274	5.83%	—	—
FHLMC Notes
Due over ten years	50,000	12	—	50,012	5.50%	—	—
P.R. Housing Bank
Due over ten years	4,635	9	—	4,644	5.50%	—	—
U.S. Treasury Bonds
Due within one year	—	—	—	—	—	99,656	1.97%
Due from five to ten years	—	—	—	—	—	715,365	3.64%
Due over ten years	234,361	—	8,768	225,593	4.21%	—	—
Other
Due within one year	6,899	11	20	6,890	3.98%	—	—
Due from one to five years	5,025	21	—	5,046	5.15%	—	—
Due over ten years	8,001	231	137	8,095	5.61%	—	—

	$1,960,584	$6,055	$44,699	$1,921,940	5.56%	$2,408,686	4.26%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.
Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Proceeds from sales of securities available for sale during 2008 were approximately $234.3 million (2007 — $2.6 billion and 2006 — $1.4 billion). For 2008, gross gains of $0.2 million (2007 — $2.7 million and 2006 — $0.7 million) were realized on those sales. For 2008, the Company did not realize gross losses on those sales. Gross losses for 2007 and 2006 amounted to $100.2 million and $28.4 million, respectively. Also, the Company recognized a gross loss for 2008 of $0.9 million related to the recognition of an other-than-temporary-impairment on one security from this portfolio due to the probability of higher principal and interest losses, and a gross gain of $2.1 million and a gross loss of $6.3 million related to the Lehman transaction.

The Company had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. This termination resulted in a reduction of $549.3 million in positions held as available for sale securities as of December 31, 2008. Please refer to Note 15 for further information.
During the third quarter of 2007, as a result of a reassessment of the Company’s intent of holding available for sale securities until maturity or recovery of losses, the Company sold $1.9 billion in available for sale securities at a loss of $96.8 million. As part of this transaction, the related borrowings used to finance these securities were cancelled and losses of $16.4 million on economic hedging transactions and of $14.8 million on extinguishment of liabilities were recognized. The Company made the determination to sell these securities based on existing market conditions in order to reduce interest rate risk.
During the fourth quarter of 2007, the Company transferred its held to maturity portfolio, amounting to approximately $1.8 billion, to the available for sale portfolio and subsequently sold $437.5 million in long dated U.S. Treasury securities for a gain. The sale was executed to reduce the Company’s interest rate risk exposure. Providing the Company with a greater ability to manage interest rate risk was the primary factor in making the decision to transfer the securities from the held to maturity to the available for sale portfolio. Since the transfer did not qualify under the exemption provisions for the sale or transfer of held to maturity securities under SFAS 115, the reclassification decision by the Company is deemed to have “tainted” the held to maturity category and it will not be permitted to prospectively classify any investment securities scoped under SFAS 115 as held to maturity for a period of two years. The Company recognized, at the time of the transfer, $8.1 million of unrealized loss on available for sale securities accumulated in other comprehensive loss, net of taxes. Under current conditions, based on credit characteristics of the investment portfolio, management’s assessment is that the Company has the intent and ability to retain its portfolio of investment securities until market recovery.
During 2006, the Company’s sold $1.7 billion in available for sale securities (of which $231.0 million settled during the first quarter of 2007) at a loss of $22.7 million. As part of this transaction, repurchase agreements amounting to $1.7 billion were terminated and a loss of $6.9 million was recorded as loss on sale extinguishment for the year ended December 31, 2006.
8. Securities Held to Maturity
The Company transferred $1.8 billion of held to maturity investment securities to the available for sale portfolio during the fourth quarter of 2007. As a result of the transfer, there were no held to maturity securities as of December 31, 2008 and 2007.
The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of December 31, 2006 was as follows:

	2006
		Weighted-
	Amortized	Average
	Cost	Yield
	(Dollars in thousands)
Mortgage-Backed Securities
GNMA
Due from one to five years	$656	5.99%
Due from five to ten years
Due over ten years	3,592	6.85%
FHLMC and FNMA
Due over ten years	291,905	6.05%
CMO Certificates
Due over ten years	8,209	5.79%
Debt Securities
FHLB Notes
Due within one year	100,000	2.86%
Due from one to five years	100,671	4.15%
Due from five to ten years	50,000	4.13%
Due over ten years	273,594	5.10%
FHLB Zero Coupon
Due over ten years	128,602	6.50%
FHLMC Zero Coupon
Due over ten years	269,975	5.85%
FHLMC and FNMA Notes
Due over ten years	149,989	5.65%
P.R. Housing Bank
Due within one year	5,000	6.00%
Due over ten years	7,235	5.72%
U.S. Treasury
Due from five to ten years	201,195	3.52%
Due over ten years	472,364	4.31%
Other
Due within one year	25	5.30%
Due from one to five years	11,925	4.47%
Due over ten years	8,000	5.61%

	$2,082,937	4.96%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
9. Investments in an Unrealized Loss Position
The following tables show the Company’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and December 31, 2007.

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2008
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	(Dollars in thousands)
Mortgage-Backed Securities
GNMA	109	$33,200	$370	—	$—	$—	109	$33,200	$370
FNMA/FHLMC	21	387,587	2,296	—	—	—	21	387,587	2,296
CMO Government Sponsored Agencies	18	1,080,204	7,900	—	—	—	18	1,080,204	7,900
CMO Private Label	2	7,154	3,357	9	342,311	136,488	11	349,465	139,845
Debt Securities
FHLMC Notes	1	49,605	395	—	—	—	1	49,605	395
P.R. Housing Bank	1	2,086	9	—	—	—	1	2,086	9
Other	—	—	—	1	1,950	1,050	1	1,950	1,050

	152	$1,559,836	$14,327	10	$344,261	$137,538	162	$1,904,097	$151,865

	As of December 31, 2007
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	(Dollars in thousands)
Mortgage-Backed Securities
GNMA	—	$—	$—	1	$165	$3	1	$165	$3
FNMA	—	—	—	1	32,556	558	1	32,556	558
CMO Government Sponsored Agencies	—	—	—	4	6,341	659	4	6,341	659
CMO Private Label	9	502,712	28,285	—	—	—	9	502,712	28,285
Debt Securities
FNMA Notes	—	—	—	4	95,947	43	4	95,947	43
FHLB Notes	—	—	—	5	270,219	3,376	5	270,219	3,376
FHLB Zero Coupon	—	—	—	2	134,443	2,688	2	134,443	2,688
FHLMC Zero Coupon	—	—	—	2	158,229	162	2	158,229	162
U.S. Treasury	—	—	—	2	225,593	8,768	2	225,593	8,768
Other	1	2,863	137	1	3,880	20	2	6,743	157

	10	$505,575	$28,422	22	$927,373	$16,277	32	$1,432,948	$44,699

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

As of December 31, 2008, the U.S. Private Label CMO’s that were purchased during the fourth quarter of 2007 as part of the Company’s asset purchase program were showing significant unrealized losses. The price movement on these securities has been adversely affected by the conditions of the U.S. financial markets, specifically the non-agency mortgage market. Prices of many of the Company’s private label mortgage-backed securities dropped dramatically during the year ended December 31, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid beginning in late February and March 2008. The collateral underlying these bonds can be split up into two categories: Hybrid ARM’s amounting to $120.9 million and Pay Option ARM’s amounting to $221.4 million. Hybrid ARM collateral has been less impacted by the recent market turmoil principally due to the fact the underlying characteristics of the collateral provide for more stable cash flows and the delinquencies of the underlying deals has been less than that of the Pay Option ARM backed deals. Price performance and delinquency trends of the Pay Option ARM backed deals have been worse than that of the Hybrid ARM deals. Most of the bonds are first or second tier AAA superior senior or senior mezzanine tranches which means they are at the top of the capital structure. These bonds have an average subordination of 26% and a range of subordination of 9.0% to 47.7%, beneath them. Management has evaluated different frequency and severity of loss assumptions and expects to receive all principal on or before maturity of securities. Management has also compared the subordination on these bonds to Standard & Poor’s current loss estimates and loss estimates are below the current subordination level with a reasonable margin existing between the two. As a result of the characteristics of both, the Option ARMs and Hybrid ARMs, the level of subordination, and the evaluation of possible loss scenarios, management concluded it would not incur losses. Management therefore expects these securities to recover value and intends and has the ability to hold them until value is recovered. However, it is possible that future loss assumptions could change and cause future other-than-temporary-impairment charges.
Private Label CMO’s also include the P.R. Private Label CMO’s amounting to $9.8 million that are comprised of subordinate tranches of 2006 securitizations using Doral originated collateral primarily of 2003 and 2004 vintage loans. Doral purchased the CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounts for these investments under the guidance of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” During the first quarter of 2008, the Company transferred these securities from held for trading portfolio to the available for sale portfolio at a price of 41% of par value. Recent price performance of these bonds has generated unrealized losses, driven primarily by liquidity events in the U.S. mortgage market. The delinquency trend of the underlying collateral has deteriorated from original expectations, although performance has been considerably better than that of similar U.S. mortgage backed assets. Furthermore, home prices in Puerto Rico have not experienced the significant deterioration in value as those in the U.S. mainland. During the third quarter of 2008, as part of its impairment testing under EITF 99-20, the Company recognized an other-than-temporary-impairment of approximately $0.9 million on one security from this portfolio due to the probability of higher principal and interest losses. Two additional securities were also evaluated. Expected losses have not increased for these securities, and management believes they are not other-than-temporarily-impaired. In January 2009, the FASB issued an amendment to EITF 99-20 aligning the impairment model of Issue No. 99-20 to be more consistent with that of FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities”, by eliminating the requirement to consider market participants’ views of cash flows of a security in determining whether or not an-other-than-temporary impairment had occurred. This change was effective for interim and annual reporting periods ending after December 15, 2008. At December 31, 2008, the Company revised its procedures to account for this change and determined that no additional impairments were required under EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” However, it is possible that future loss assumptions could change and cause future other-than-temporary-impairment charges.
10. Pledged Assets
At December 31, 2008 and 2007, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

	2008	2007
	(In thousands)
Securities available for sale	$2,648,132	$1,273,485
Securities held for trading	198,680	111,976
Loans held for sale	165,929	189,007
Loans receivable(1)	199,603	212,516

Total pledge assets	$3,212,344	$1,786,984

(1)	Excludes $1.9 million and $1.6 million at December 31, 2008 and 2007, respectively, of loan collateral required by the Federal Home Loan Bank of New York.

11. Loans Held for Sale
At December 31, loans held for sale consisted of the following:

	2008	2007
	(In thousands)
Conventional single family residential loans	$154,081	$189,995
FHA/VA loans	194,241	141,601
Commercial loans to financial institution	19,527	21,914
Construction and commercial real estate loans	18,761	65,046

Total loans held for sale(1)	$386,610	$418,556

(1)	At December 31, 2008 and 2007, the loans held for sale portfolio includes $1.1 million and $41.8 million, respectively, related to interest-only loans.
During the first quarter of 2008, the Company transferred $48.2 million from the loans held for sale portfolio to the loans receivable portfolio. The Company transferred the loans because they were deemed not salable to the Agencies. The Company has the ability and intent to hold these loans until maturity.
At December 31, 2008 and 2007, loans held for sale amounting to $165.9 million and $189.0 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
As of December 31, 2008 and 2007, the Company had a net deferred origination fee on loans held for sale amounting to $0.6 million and $0.9 million, respectively.
At December 31, 2008 and 2007, the loans held for sale portfolio includes $165.6 million and $126.0 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.
As of December 31, the aggregated amortized cost and approximate fair value of loans held for sale were as follows:

		Approximate
	Amortized Cost	Fair Value
	(In thousands)
2008	$386,610	$394,051

2007	$418,556	$419,865

12. Loans Receivable
Loans receivable are related to the Company’s banking operations and consisted of:

	December 31,
	2008	2007
	(In thousands)
Construction loans(1)	$506,031	$588,175
Residential mortgage loans	3,650,222	3,340,162
Commercial-secured by real estate	757,112	767,441
Consumer-other:
Personal loans	37,844	44,810
Auto loans	122	195
Credit cards	26,034	19,047
Overdrawn checking account	668	164
Revolving lines of credit	25,520	26,941
Lease financing receivables	23,158	33,457
Commercial non-real estate	136,210	126,484
Loans on savings deposits	5,240	11,037
Land secured	118,870	119,232

Loans receivable, gross(2)	5,287,031	5,077,145

Less:
Discount on loans transferred(3)	(15,735)	(17,615)
Unearned interest and deferred loan fees/costs, net	(19,583)	(8,597)
Allowance for loan and lease losses	(132,020)	(124,733)

	(167,338)	(150,945)

Loans receivable, net	$5,119,693	$4,926,200

(1)	Includes $422.6 million and $422.4 million of construction loans for residential housing projects as of December 31, 2008 and 2007, respectively. Also includes $83.4 million and $165.8 million of construction loans for commercial, condominiums and multifamily projects as of December 31, 2008 and 2007, respectively.

(2)	Includes $282.2 million and $99.3 million of interest-only loans principally related to the construction loan portfolio as of December 31, 2008 and 2007, respectively.

(3)	Relates to $1.4 billion of loans transferred during 2007 from the loans held for sale portfolio to the loans receivable portfolio.
Fixed-rate loans and adjustable-rate loans were approximately $4.7 billion and $0.6 billion at December 31, 2008, and $4.2 billion and $0.9 billion, at December 31, 2007, respectively.
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
As of December 31, 2008 and 2007, the Company had a net deferred origination fee on loans receivable amounting to $17.4 million and $10.9 million, respectively.
As of December 31, 2008 and 2007, loans held for investment amounting to $199.6 million and $212.5 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
The following table summarizes the Company’s impaired loans and the related allowance:

	December 31,
	2008	2007	2006
	(In thousands)
Impaired loans with allowance	$207,949	$263,234	$112,434
Impaired loans without allowance	120,378	34,320	27,210

Total impaired loans	$328,327	$297,554	$139,644

Related allowance	$45,099	$53,973	$22,567
Average impaired loans	$317,844	$257,478	$92,923
As of December 31, 2008 and 2007, the Company had loans receivable and loans held for sale, including impaired loans, on which the accrual of interest income had been discontinued, amounting to approximately $721.7 million and $523.0 million, respectively. For the year ended December 31, 2008 and 2007, the Company would have recognized $24.6 million and $22.8 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
The Company engages in the restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the SFAS 15 “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Such restructures are identified as TDRs and accounted for based on the provisions SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. As of December 31, 2008, the Company had restructured $163.9 million, $38.0 million and $67.8 million of residential construction, commercial and residential mortgage loans within its portfolio, respectively, that fit the definition of TDR’s.
13. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$124,733	$67,233	$35,044
Provision for loan and lease losses	48,856	78,214	39,829
Recoveries	1,011	802	822
Losses charged to the allowance	(42,580)	(21,516)	(8,462)

Balance at the end of year	$132,020	$124,733	$67,233

14. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and 5% or more stockholders for the periods indicated.

	December 31,
(In thousands)	2008	2007

Balance at beginning of period	$5,090	$5,719
New loans	58	4,164
Repayments	(101)	(2,469)
Loans sold	(511)	(2,324)
Loans of former officers	(1,957)	—

Balance at end of period (1)	$2,579	$5,090

(1)	At December 31, 2008 and 2007, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.

At December 31, 2008 and 2007, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $2.4 million and $4.5 million, respectively.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the year ended December 31, 2008 and 2007, amounted to $1.7 million and $1.4 million, respectively.
At December 31, 2008 and 2007, the Company assumed $1.3 million and $1.9 million, respectively, of the professional services expense related to Doral Holdings.
At December 31, 2008 and 2007, Doral Financial’s banking subsidiaries had deposits from officers, directors, employees and principal stockholders of the Company amounting to approximately $2.3 million and $2.6 million, respectively.
15. Accounts Receivable
The Company’s accounts receivable amounted to $45.4 million and $30.3 million as of December 31, 2008 and 2007, respectively. The increase in accounts receivable as of December 31, 2008 was primarily related to the recognition of a receivable of $21.7 million, net of an allowance for claim receivable of $21.6 million, related to the Lehman Brothers Transaction.
Lehman Brothers Transactions
Doral Financial Corporation and Doral Bank PR (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward TBA (“To-Be Announced”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million. The termination of the agreements caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. They also announced that they expect to have enough assets to cover customer claims but stated that they could not determine at this point what would be available to pay general creditors. Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. The fourth quarter also saw the continued decline in asset values and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Consolidated Statements of Financial Condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional information on the SIPC proceeding becomes available, Doral may need to accrue further losses or reverse losses already accrued.
The actual loss that may ultimately be incurred by Doral with respect to its pending LBI claim may have a significant adverse impact on the Company’s results of operations.
16. Servicing Activities
Effective January 1, 2007, under SFAS No. 156, “Accounting for Servicing of Financial Assets”, Doral Financial elected to apply fair value accounting to its MSRs. The Company engages third party specialists to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.

The components of net servicing (loss) income are shown below:

	Year ended December 31,
	2008	2007
	(In thousands)
Servicing fees (net of guarantee fees)	$31,572	$35,378
Late charges	9,058	9,057
Prepayment penalties	417	635
Interest loss	(6,733)	(3,969)
Other servicing fees	628	386

Servicing income, gross	34,942	41,487
Changes in fair value of mortgage servicing rights	(42,642)	(20,800)

Total net servicing (loss) income	$(7,700)	$20,687

Set forth below is a summary of the components of net servicing income for the year ended December 31, 2006 (prior to implementation of SFAS No. 156).

Year ended
December 31, 2006
(In thousands)
Servicing fees (net of guarantee fees)	$36,557
Late charges	9,470
Prepayment penalties	1,024
Interest loss	(4,601)
Other servicing fees	251

Servicing income, gross	42,701
Amortization of servicing assets	(31,211)
Net impairment of servicing assets	(4,586)

Servicing income, net	$6,904

Upon the adoption of SFAS No. 156, the Company recorded a cumulative effect adjustment to retained earnings (net of tax) as of the beginning of January 1, 2007 for the difference between the fair value and the carrying amount to bring the December 31, 2006 MSRs balance to fair value. The table below reconciles the balance of MSRs as of December 31, 2006 and January 1, 2007.

(In thousands)
Balance at December 31, 2006	$176,367
Adjustment upon adoption of SFAS No.156	1,517

Balance at January 1, 2007	$177,884

The changes in servicing assets for the years ended December 31, 2008, 2007 and 2006 are shown below:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$150,238	$177,884	$156,812
Capitalization of servicing assets	7,387	5,305	50,028
Sales of servicing assets(1)	—	(9,581)	—
MSRs reversal on loans purchased(2)	(587)	(2,570)	—
Net servicing assets recognized as part of the restructured mortgage loan sale transactions	—	—	11,351
Rights purchased	—	—	209
Amortization	—	—	(31,211)
Application of valuation allowance to write-down permanently impaired servicing assets	—	—	(410)

Balance before valuation allowance at end of year	157,038	171,038	186,779
Change in fair value (2008 and 2007), valuation allowance for temporary impairment (2006)	(42,642)	(20,800)	(10,412)

Balance at end of year(3)	$114,396	$150,238	$176,367

(1)	Amount represents MSRs sales related to $693.9 million in principal balance of mortgage loans.

(2)	Amount represents the adjustment of MSRs fair value related to repurchase of $26.7 million and $276.8 million in principal balance of mortgage loans serviced for others as of December 31, 2008 and 2007, respectively.

(3)	Outstanding balance of loans serviced for third parties amounted to $9.5 billion and $10.1 billion as of December 31, 2008 and 2007, respectively.
Prior to the adoption of SFAS No. 156, the Company’s MSRs impairment charges were recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance was adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeded its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum was not recognized. Other-than-temporary impairment, if any, was recognized as a direct write-down of the servicing assets, and the valuation allowance was created to reduce the cost basis of the servicing asset.
Changes in the impairment allowance for the year ended December 31, 2006 was as follows:

Year ended
December 31, 2006
(In thousands)
Balance at beginning of year	$6,236
Temporary impairment charges	9,905
Write-down for other than temporary impairment of servicing assets	(410)
Recoveries	(5,319)

Balance at end of year	$10,412

The Company’s mortgage servicing portfolio amounted to approximately $13.7 billion, $13.8 billion and $15.3 billion at December 31, 2008, 2007 and 2006, respectively, including $4.2 billion, $3.7 billion and $3.3 billion, respectively, of mortgage loans owned by the Company for which no servicing asset has been recognized.
During the year ended December 31, 2006, the Company purchased servicing rights of approximately $16.4 million in principal amount of mortgage loans. During 2008 and 2007, the Company did not purchase servicing rights.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2008 and 2007, mortgage-servicing advances amounted to $28.1 million and $31.8 million, respectively. Also, the Company maintained a reserve related to these advances which amounted to $9.7 million and $11.1 million at December 31, 2008 and 2007, respectively.

In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 29% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial.
17. Sales and Securitizations of Mortgage Loans
As disclosed in Note 2, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risk.
Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Servicing Assets		Interest-Only Strips
	Minimum	Maximum	Minimum	Maximum
2008:
Constant prepayment rate:
Government —guaranteed mortgage loans	11.88%	11.88%	N/A	N/A
Conventional conforming mortgage loans	10.76%	13.94%	N/A	N/A
Conventional non-conforming mortgage loans	14.90%	23.34%	8.55%	16.20%
Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.50%	10.50%	N/A	N/A
Conventional conforming mortgage loans	9.04%	9.22%	N/A	N/A
Conventional non-conforming mortgage loans	14.05%	14.23%	6.47%	27.28%
2007:
Constant prepayment rate:
Government —guaranteed mortgage loans	7.74%	11.91%	N/A	N/A
Conventional conforming mortgage loans	7.79%	13.99%	N/A	N/A
Conventional non-conforming mortgage loans	7.24%	38.27%	8.88%	10.22%
Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.50%	10.50%	N/A	N/A
Conventional conforming mortgage loans	9.00%	10.98%	N/A	N/A
Conventional non-conforming mortgage loans	13.80%	15.00%	8.48%	12.69%
2006:
Constant prepayment rate:
Government —guaranteed mortgage loans	9.07%	14.06%	N/A	N/A
Conventional conforming mortgage loans	8.49%	22.79%	N/A	N/A
Conventional non-conforming mortgage loans	11.86%	47.77%	11.16%	16.33%
Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.50%	10.50%	N/A	N/A
Conventional conforming mortgage loans	9.00%	10.50%	N/A	N/A
Conventional non-conforming mortgage loans	13.99%	14.86%	8.98%	14.05%

At December 31, 2008 and 2007, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2008, were as follows:

	Servicing Assets	Interest-Only Strips
	(Dollars in thousands)
Carrying amount of retained interest	$114,396	$52,179
Weighted-average expected life (in years)	6.35	4.69
Constant prepayment rate (weighted-average annual rate)	13.58%	12.74%
Decrease in fair value due to 10% adverse change	$(4,630)	$(2,441)
Decrease in fair value due to 20% adverse change	$(8,906)	$(4,670)
Residual cash flow discount rate (weighted-average annual rate)	11.41%	13.00%
Decrease in fair value due to 10% adverse change	$(4,122)	$(535)

Decrease in fair value due to 20% adverse change	$(7,965)	$(992)

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
The activity of interest-only strips as of December 31, is shown below:

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$51,928	$49,926	$74,034
Amortization	(5,398)	(6,552)	(16,520)
Negative IO value eliminated as part of the mortgage loans sale transactions restructured (mortgage loans repurchased)	—	—	18,190
Negative value of IOs sold	—	—	16,189
Gain (loss) on the value of IOs	5,649	8,554	(41,967)

Balance at end of year	$52,179	$51,928	$49,926

The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Total cash flows received on IO portfolio	$12,560	$12,533	$23,042
Amortization of IOs, as offset to cash flows	(5,398)	(6,552)	(16,520)

Net cash flows recognized as interest income	$7,162	$5,981	$6,522

For the year ended December 31, 2008, net gain on mortgage loan sales and fees amounted to $13.1 million, compared to a gain of $2.2 million and a loss of $34.5 million for the corresponding periods in 2007 and 2006, respectively. Total loan sales amounted to $428.8 million, $296.1 million and $4.2 billion (including $3.1 billion of sales relating to restructuring of prior mortgage loan transfers classified as secured borrowings as part of the restatement) for 2008, 2007 and 2006, respectively.
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the years ended December 31, 2008 and 2007, repurchases amounted to $4.0 million and $3.7 million, respectively. For the year ended December 31, 2008 the Company recognized a loss of approximately $156,000 of repurchases related to representations and warranties.

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
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company also required paying interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years), (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.1 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.0 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements. The Company’s approach for estimating its liability for expected losses from recourse obligations was based on the amount that would be required to pay for mortgage insurance to a third party in order to be relieved of its recourse exposure on these loans. During the third quarter of 2008, Doral Financial refined its estimate for determining expected losses from recourse obligations as it began to develop more data regarding historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. This actual data on losses showed a substantially different experience than that used for newer loans for which insurance quotes are published.
Doral Financial reserves for its exposure to recourse and the other credit-enhanced transactions explained above amounted to $8.8 million and $9.7 million at December 31, 2008, and $11.8 million and $11.1 million at December 31, 2007, respectively. The change in the approach used to estimate the extent of the expected losses for these exposures in the underlying reserves resulted in a $0.6 million change.

18. Premises and Equipment
Premises and equipment and useful lives used in computing depreciation consisted of:

	Useful Lives in	December 31,
	Years	2008	2007
		(In thousands)
Office buildings	30-40	$68,209	$61,927
Office furniture and equipment	3-5	63,496	75,146
Leasehold and building improvements	5-10	55,216	53,483
Automobiles	5	386	386

		187,307	190,942
Less — accumulated depreciation and amortization		(98,272)	(103,731)

		89,035	87,211
Land		14,797	14,797
Construction in progress		901	4,309

		$104,733	$106,317

Approximately 8,318 square feet are leased to tenants unrelated to Doral Bank PR. As of December 31, 2008, the amount of accumulated depreciation on property held for leasing purposes amounted to $0.6 million.
For the years ended December 31, 2008 and 2007, depreciation and amortization expenses amounted to $16.0 million and $17.6 million, respectively.
19. Goodwill
At December 31, 2008 and 2007, goodwill amounted to $4.4 million and was assigned to the Mortgage Banking segment. Goodwill is recorded in “Other assets” on the Consolidated Statements of Financial Condition.
The Company performed impairment tests of its goodwill for the years ended December 31, 2008, 2007 and 2006 using a discounted cash flow analysis and determined that there was no impairment.
20. Sources of Borrowing
At December 31, 2008, the scheduled aggregate annual contractual maturities (or estimates in the case of loans payable and a note payable with a local institution) of the Company’s borrowings were approximately as follows:

		Repurchase	Advances from	Other Short-Term	Loans	Notes
	Deposits	Agreements(1)	FHLB(1)	Borrowings	Payable(2)	Payable	Total
	(In thousands)
2009	$3,374,053	$381,447	$273,480	$351,600	$53,961	$6,357	$4,440,898
2010	295,973	750,500	590,500	—	47,012	5,571	1,689,556
2011	153,412	69,000	338,420	—	40,919	6,510	608,261
2012	136,041	—	282,000	—	35,580	36,726	490,347
2013	108,553	606,500	139,000	—	30,901	7,565	892,519
2014 and thereafter	334,740	100,000	—	—	158,403	214,139	807,282

	$4,402,772	$1,907,447	$1,623,400	$351,600	$366,776	$276,868	$8,928,863

(1)	Includes $278.5 million of repurchase agreements with an average rate of 4.88% and $304.0 million in advances from FHLB-NY with an average rate of 5.40%, which the lenders have the right to call before their contractual maturities beginning in January 2009.

(2)	Secured borrowings with local financial institutions, collateralized by real estate mortgages at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled principal payments, but are payable according to the regular schedule amortization and prepayments of the underlying mortgage loans. For purposes of the table above the Company used a CPR of 12.74% to estimate the repayments.
21. Deposit Accounts
At December 31, deposits and their weighted-average interest rates are summarized as follows:

	2008		2007
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit	$3,194,379	4.27	$2,998,684	4.79
Regular savings	338,784	2.44	317,436	3.15
NOW accounts and other transaction accounts	356,988	1.39	389,482	2.23
Money markets accounts	276,638	2.83	319,601	4.83

Total interest-bearing	4,166,789	3.78	4,025,203	4.41
Non interest-bearing deposits	235,983	—	242,821	—

Total deposits	$4,402,772	3.58	$4,268,024	4.16

At December 31, 2008 and 2007, certificates of deposit over $100,000 amounted to approximately $2.8 billion and $2.7 billion, respectively. Brokered certificates of deposit amounted to $2.7 billion and $2.5 billion at December 31, 2008 and 2007, respectively. The banking subsidiaries had brokered certificates of deposit maturing as follows:

As of
December 31, 2008
(In thousands)
2009	$1,706,678
2010	231,614
2011	140,994
2012	133,173
2013	105,190
2014 and thereafter	334,656

$2,652,305

The Company, as a servicer of loans, is required to maintain certain balances on behalf of the borrowers called custodial and escrow funds. At December 31, 2008, custodial and escrow funds amounted to approximately $106.0 million (2007 — $120.0 million), of which $85.8 million were deposited with Doral Bank PR (2007 — $97.4 million). The remaining escrow funds were deposited with other banks and therefore excluded from the Company’s assets and liabilities.
22. Securities Sold Under Agreements to Repurchase
The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 2008 and 2007.

	2008	2007
	(Dollars in thousands)
Carrying amount as of December 31,	$1,907,447	$1,444,363

Average daily aggregate balance outstanding	$1,974,732	$2,788,039

Maximum balance outstanding at any month-end	$2,291,119	$3,689,187

Weighted-average interest rate during the year	4.08%	4.48%

Weighted-average interest rate at year end	3.62%	4.97%

The Company had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. This termination resulted in the reduction of $504.0 million in repurchase agreements as of September 30, 2008. Please refer to Note 15 for additional information.
The Company recognized a loss of $14.8 million for the year ended December 31, 2007 in connection with an early extinguishment of certain securities sold under agreements to repurchase.
Securities sold under agreements to repurchase as of December 31, 2008, grouped by counterparty, were as follows:

		Weighted-average
	Repurchase	maturity
Counterparty	Liability	(in months)
	(Dollars in thousands)
Credit Suisse	$315,500	24
CitiGroup Global Markets	450,000	17
Merrill Lynch, Pierce, Fenner & Smith, Inc.	200,000	39
Federal Home Loan Bank of New York	743,500	43
Goldman Sachs	198,447	—

Total	$1,907,447	29

The following table presents the carrying and market values of securities available for sale pledged as collateral at December 31, shown by maturity of the repurchase agreement. The information in this table excludes repurchase agreement transactions which were collateralized with securities or other asset held for trading or which have been obtained under agreement to resell:

	2008				2007
	Carrying	Market	Repurchase	Repo	Carrying	Market	Repurchase	Repo
	Value	Value	Liability	Rate	Value	Value	Liability	Rate
				(Dollars in thousands)
Mortgage-Backed Securities
GNMA
Term over 90 days	$17,727	$17,907	$16,000	4.03%	$—	$—	$—	—
FNMA
Term of 30 to 90 days	89,456	89,471	83,000	2.57%
Term over 90 days	708,018	722,993	523,300	3.68%	173,185	175,225	172,293	4.19%
CMO Government
Sponsored Agencies
Term over 90 days	846,444	841,196	751,900	4.03%	—	—	—	—
CMO Private Label
Term over 90 days	384,889	271,172	188,000	5.08%	212,742	202,255	188,500	5.91%
Debt Securities
FHLB Notes
Term over 90 days	—	—	—	—	227,464	226,886	219,700	5.88%
FHLB and FHLMC
Zero Coupons
Term over 90 days	—	—	—	—	314,423	306,203	285,789	4.47%
FHLMC and FNMA Notes
Term over 90 days	185,861	185,772	146,800	4.86%	78,794	78,774	75,518	4.19%
U.S. Treasury
Term over 90 days	—	—	—	—	108,949	104,873	94,364	5.84%

	$2,232,395	$2,128,511	$1,709,000	4.04%	$1,115,557	$1,094,216	$1,036,164	5.09%

23. Advances from Federal Home Loan Bank
Advances from FHLB consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Non-callable advances with maturities ranging from February 2009 to May 2013 (2007-March 2008 to October 2012), at various fixed rates averaging 3.77% and 4.60% at December 31, 2008 and 2007, respectively	$974,400	$535,000
Non-callable advances with maturities ranging from September 2009 to November 2012 (2007-September 2008 to November 2012), tied to 1-month LIBOR adjustable monthly, at various variable rates averaging 0.49% and 4.88% at December 31, 2008 and 2007, respectively	145,000	195,000
Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly at a rate of 4.17% and 5.21% at December 31, 2008 and 2007, respectively	200,000	200,000
Callable advances with maturities ranging from July 2009 to March 2012, at various fixed rates averaging 5.40% at December 31, 2008 and 2007, respectively, callable at various dates beginning on January 2009 (2007-January 2008)	304,000	304,000

	$1,623,400	$1,234,000

At December 31, 2008, the Company had pledged qualified collateral in the form of mortgage and investments and mortgage-backed securities with a market value of $1.9 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
24. Other Short-Term Borrowings
Other short-term borrowings as of December 31, 2008 consisted of the following:

(In thousands)

Borrowings with the Federal Home Loan Bank, collateralized by securities at a fixed rate of 0.46%, maturing on January 2, 2009	$55,000
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 1.39%, maturing on January 2, 2009	10,000
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.60%, maturing on January 29, 2009	138,600
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.42%, maturing on February 26, 2009	148,000

$351,600

Maximum borrowings outstanding at any month end during 2008 were $351.6 million. The approximate average daily outstanding balance of short-term borrowings during the year was $37.7 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 0.62% in 2008. The weighted-average interest rate of such borrowings at year end was 0.52% in 2008.
25. Loans Payable
At December 31, 2008 and 2007, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 5.00% and 6.85% at December 31, 2008 and 2007, respectively	$344,257	$377,487
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at fixed interest rates averaging 7.42% and 7.43% at December 31, 2008 and 2007, respectively	22,519	25,214

	$366,776	$402,701

Maximum borrowings outstanding at any month end during 2008 and 2007 were $393.2 million and $439.6 million, respectively. The approximate average daily outstanding balance of loans payable during the years were $380.8 million and $425.4 million, respectively. The weighted-average interest rate of such borrowings, computed on a daily basis, was 4.95% in 2008 and 6.78% in 2007.

26. Notes Payable
Notes payable consisted of the following:

	December 31,
	2008	2007
	(In thousands)
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	$98,459	$98,307
$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,709	29,634
$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,374	39,322
$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,446	29,423
Bonds payable secured by mortgage on building at fixed rates ranging from 6.40% to 6.90%, with maturities ranging from June 2009 to December 2029 (2007 — June 2008 to December 2029), paying interest monthly	40,335	41,190
Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600
Note payable with a local financial institution, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly	31,945	36,982

	$276,868	$282,458

27. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)
GNMA defaulted loans — buy-back option (Note 11)	$165,595	$125,984
Accrued interest payable	35,219	56,836
Accrued salaries and benefits payable	8,583	22,140
Customer mortgages and closing expenses payable	8,460	9,742
Recourse obligation	8,849	11,755
Swap fair value on cash flow hedges	15,612	937
Trading liabilities	187	1,951
Other accrued expenses	12,780	20,646
Unrecognized tax benefits	18,873	17,226
Tax payable	348	—
Dividends payable	683	683
Deferred rent obligation	1,940	1,789
Other liabilities	27,704	56,436

	$304,833	$326,125

28. Income Taxes
Background
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
Under Puerto Rico Income Tax Law, the Company and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%. In May 2006, the Government of Puerto Rico approved a one year transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate was 39.0%.
Doral Financial enjoys an income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, for which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States.
Income Tax Expense
The components of income tax expense (benefit) for the years ended December 31, are summarized below:

	2008	2007	2006
	(In thousands)

Current income tax expense:
Puerto Rico	$1,642	$2,396	$406
United States	2,598	1,540	3,482

Total current income tax expense	4,240	3,936	3,888
Deferred income tax expense (benefit):
Puerto Rico	281,616	(134,344)	(51,868)
United States	145	(1,446)	(127)

Total deferred income tax expense (benefit)	281,761	(135,790)	(51,995)

Total income tax expense (benefit)	$286,001	$(131,854)	$(48,107)

The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes as follows:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)
Loss before income taxes		$(32,258)		$(302,762)		$(272,008)

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Loss	Amount	Loss	Amount	Loss
Tax at statutory rates	$12,581	39.0	$118,077	39.0	$112,883	41.5
Tax effect of exempt income, net of expense disallowance	4,393	13.6	2,794	0.9	5,365	2.0
Net income (loss) from the international banking entity	5,728	17.8	(27,583)	(9.1)	11,732	4.3
Net (increase) decrease in deferred tax valuation allowance(1)	(295,887)	(917.3)	99,327	29.8	(125,923)	(46.3)
Other, net	(12,816)	(39.7)	(51,761)	(17.0)	44,050	16.2

Income tax (expense) benefit	$(286,001)	(886.6)	$131,854	43.6	$48,107	17.7

(1)	Net of the effect, in 2007, of realization of NOLs (previously with a valuation allowance) related to intercompany transactions.

Deferred Tax Components
The Company’s deferred tax asset is composed primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company. The largest component of the deferred tax asset arises from the differential in the tax basis of IOs sold.
During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all the IO transfers within the DFC corporate group. The second agreement, executed during the third quarter of 2006, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within the Doral corporate group, including the Puerto Rico banking subsidiary. The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 11 year period (15 year original amortization period) in which the amortization deduction of the IO Tax Asset is available.
During the first quarter of 2008, the Company entered into an agreement with the Puerto Rico Treasury Department with respect to the allocation method (and period) of expenses incurred related to a settlement agreement (“Settlement Expenses”) that resulted from litigation related to the Company’s restatement. This agreement was effective as of December 31, 2007, and permits the total expense related to the settlement of the lawsuit ($96.0 million) to be allocated to any entity within the Company over a period of three years.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets at December 31, were as follow:

	2008	2007
	(In thousands)

Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$234,630	$256,472
Net operating loss carry-forwards	125,134	121,337
Allowance for loan and lease losses	51,585	48,644
Provision for contingencies	12,520	—
Capital loss carry-forward	9,111	8,570
Net unrealized losses on trading and available for sale securities	17,822	10,970
MSRs	13,566	2,961
Net deferred loan origination fees/costs	4,827	2,049
Other reserves and allowances	40,171	29,169

Gross deferred tax asset	509,366	480,172
Valuation allowance	(388,539)	(87,312)

Net deferred tax asset	$120,827	$392,860

At December 31, 2008, the valuation allowance was $388.5 million, a $301.2 million increase over 2007. A large portion of this allowance was established during the fourth quarter of 2008 due to both (i) a three-year cumulative loss position in some of the Company’s Puerto Rico taxable entities, and (ii) that during the fourth quarter of the year were unable to meet the tax projection, due primarily to the global financial crisis which resulted in lower than expected net interest income and higher provisions for loan and lease losses. The allowance covers all deferred tax assets in two entities with cumulative three-year losses except for the IO deduction that will be transferred to the profitable Puerto Rico taxable entities in the amount of $83.9 million and the deferred tax asset on unrealized losses on available for sale securities of $19.3 million. The allowance also includes a valuation allowance of $5.3 million related to deferred taxes on unrealized losses on cash flow hedges.
Net operating loss carry-forwards outstanding at December 31, 2008 expire as follows:

(In thousands)

2012	$113
2013	76,483
2014	18,818
2015	29,721

$125,135

The tax expense recognized for the year ended December 31, 2008 was primarily related to a charge through earnings of an additional valuation allowance on its deferred tax assets of approximately $295.9 million. The recognition of the income tax benefit for the year ended December 31, 2007 was principally related to changes in the Company’s valuation allowance for its deferred tax assets resulting from changes in earnings expectations used to evaluate the realization of the tax assets as a result of the Company’s $610.0 million recapitalization in July 2007.
The Company evaluates its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, which states that deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.
In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years, and tax planning strategies, in making this assessment.
The determination of a valuation allowance on deferred tax assets requires judgment based on the weight of all available evidence and considering the relative impact of negative and positive evidence. Certain events occurred in the fourth quarter of 2008 that led management to reassess its expectations of the realization of its deferred tax assets and to conclude that an additional valuation allowance was necessary.
As of December 31, 2008, two of the Company’s Puerto Rico taxable entities had a three year cumulative loss in earnings before tax, and during the fourth quarter of the year were unable to meet the projected income, due primarily to a reduction in net interest income and increases in the provision for loan and lease losses. These two entities had a pretax loss of $36.9 million versus a projected pretax income of $8.4 million for the fourth quarter of 2008. For purposes of assessing the realization of the deferred tax assets, this fourth quarter 2008 pretax loss and the cumulative taxable loss position for these two entities are considered significant negative evidence and have caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future, considering the criteria of SFAS No. 109. Accordingly, as of December 31, 2008, the Company determined that it is more likely than not that $388.5 million of its gross deferred tax asset will not be realized and maintains a valuation allowance for that amount. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At December 31, 2008, the net deferred tax asset associated with these companies was $16.5 million. Approximately $83.9 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
As of December 31, 2007 and September 30, 2008, the Company’s deferred tax assets amounted to $480.2 million and $505.8 million, respectively, with a valuation allowance of $87.3 million $92.6 million, respectively. At that time, the Company assessed the realization of the deferred tax assets by considering both the positive and negative evidence regarding its ability to generate sufficient taxable income. Positive evidence included realization of pre-tax income for the nine month period ended September 30, 2008, projected earnings attributable to the core business through the projection period, repayment of $625.0 million in senior notes on July 20, 2007, as a result of the recapitalization which served to significantly reduce interest expense, and the results of the leveraging plan. The Company believes that the losses incurred in 2006 and 2007 were due to specific and unusual events that were rooted in the restatement of the Company’s financial statements from 2000 to 2004, including expenses related to outside consultants, advisors, and lawyers, the settlement of the shareholder lawsuit, the expenses associated with its recapitalization and restructuring of its balance sheet to reduce the impact of legacy issues on its future earnings.

After the recapitalization and simultaneous corporate reorganization, the Company started operating under a different business model which enabled it achieve significant improvements in its operating results during the latter half of 2007 and in the first nine months of 2008. Positive evidence of the Company’s ability to realized its deferred tax assets also included the ability to isolate verifiable nonrecurring charges in historical losses, the core earnings of the business absent these nonrecurring items and the flexibility to move the IO Tax Asset amortization and the Settlement Expenses to profitable entities in accordance with Doral Financial’s agreements with the Puerto Rico Treasury Department. During the fourth quarter of 2007, the Company implemented certain tax planning actions in order to generate future taxable income that contributed to the reduction in its valuation allowance. These include the increase in interest earning assets of Doral Bank PR, through among other things, transferring certain assets from its international banking entity to Doral Bank PR. Negative evidence included lower than expected pre-tax income for the first nine months of 2008, and losses for the years ended December 31, 2007 and 2006, and the shorter operating loss carry-forward period of 7 years, as well as uncertainty regarding its ability to generate future taxable income and the then economic outlook. In assessing the realization of the deferred tax assets, management considered all sources of taxable income as detailed in SFAS No. 109, including its projection of future taxable income, cost reductions already effected and tax-planning strategies. At December 31, 2007 and September 30, 2008, management concluded that it was more likely than not that a portion of its gross deferred tax asset would not be realized and maintained a valuation allowance of $87.3 million and $92.6 million, respectively.
Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale since it has the intent and ability to hold these until recovery of value and has therefore determined that a valuation allowance is not necessary at this time.
Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax asset.
Management will reassess the realization of its deferred tax assets at each reporting period based on the criteria of SFAS No. 109. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
FIN 48
As a result of the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, on January 1, 2007, the Company recorded an adjustment to retained earnings of $2.4 million. As of December 31, 2008 and 2007, the Company had unrecognized tax benefits of $13.7 million and interest and penalties of $5.2 million and $3.7 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For both years ended December 31, 2008 and 2007, the Company recognized approximately $1.4 million in interest and penalties.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of December 31, 2008, the following years remain subject to examination: U.S. Federal jurisdictions — 2003 through 2007 and Puerto Rico — 2004 through 2007.
It is reasonably possible that within the next twelve months the Company will resolve all matters presently contemplated as unrecognized tax benefits due primarily to the expiration of the statute of limitations. The resolution of these matters would likely result in a reduction of the provision for income taxes and the effective tax rate in the period of resolution of substantially all the unrecognized tax benefits.

29. Unused Lines of Credit
At December 31, 2008 and 2007, the Company had an uncommitted line of credit of up to 30% of the assets reflected in the Consolidated Statement of Financial Condition of Doral Bank Puerto Rico and Doral Bank NY. As of December 31, 2008 and 2007, the Company could draw an additional $2.1 billion and $2.4 billion, respectively. As a condition of drawing these additional amounts, the Company is required to pledge collateral for the amount of the draw plus a required over-collateralization amount. As of December 31, 2008 and 2007, the Company had pledged excess collateral of $0.7 million and $0.8 million, respectively.
30. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	December 31,
	2008	2007
	(In thousands)
Commitments to extend credit	$125,762	$210,473
Commitments to sell loans	137,797	221,024
Commercial, financial and performance standby letters of credit	325	4,881

Total	$263,884	$436,378

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under SFAS 133 during the period between trade and settlement date.
A letter of credit is an arrangement that represents an obligation on part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with a third party. The amount in letter of credit represents the maximum amount of credit risk in the event of non-performance by these customers. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.
The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

31. Commitments and Contingencies
Total minimum rental commitments for leases in effect at December 31, 2008, were as follow:

(In thousands)

2009	$5,980
2010	5,311
2011	4,559
2012	3,442
2013	3,147
2014 and thereafter	21,217

$43,656

Total rent expense for the years ended December 31, 2008, 2007 and 2006, amounted to approximately $7.4 million, $7.6 million and $9.6 million, respectively.
Doral Financial and its subsidiaries are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business, including employment related matters. Management believes, based on the opinion of legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition or results of operations of Doral Financial.
Since 2005, Doral Financial became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement.
Lawsuits
On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 20, 2005, plaintiff filed three amended complaints. The suit, as amended, concerns a divorce settlement entered by a former chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (“RICO”) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided. On March 6, 2008, the plaintiff and the defendants entered into a settlement agreement to dismiss the case in exchange for the defendants agreeing not to seek attorneys’ fees and costs from the plaintiff. The case was dismissed with prejudice on March 14, 2008.
In addition, on October 14, 2005, the Company and certain former officers and directors of the Company were named as defendants in an action brought by an individual plaintiff filed in the U.S. District Court for the Southern District of New York, alleging violations of federal securities laws and various Kentucky state laws based on making allegedly materially false and misleading statements concerning Doral’s financial results, allegedly failing to disclose material information concerning the valuation of the company’s IOs, and allegedly misleading the plaintiff as to the Company’s vulnerability to interest rate increases. Plaintiff sought compensatory damages in the amount of $292,000 for losses the plaintiff allegedly incurred in connection with Doral Financial securities purchased between January 19, 2005 and March 18, 2005, as well as unspecified punitive damages, interest, costs and other expenses. On March 11, 2008, Doral and the plaintiff entered into an agreement to settle all claims in the case, and on March 13, 2008, the plaintiff filed with the court a notice of voluntary dismissal with prejudice of all claims against all defendants.
On September 14, 2007, a service provider filed a Demand for Arbitration before the American Arbitration Association alleging that Doral Financial failed to pay for services and comply with the terms of a written agreement. This service provider was requesting payment of its monthly service charges and its investment in equipment and software to perform the Data Processing Service Agreement it entered into with the Company which totaled approximately $4.7 million. This action was settled during the third quarter of 2008. Management had previously reserved for this action, therefore there was no adverse effect on the Company’s financial statements as a result of the settlement for the year ended December 31, 2008.
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
Banking Regulatory Matters
On March 16, 2006, Doral Financial entered into a consent cease and desist order with the Federal Reserve. The mutually agreed upon order required Doral Financial to conduct reviews of its mortgage portfolio, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent order contains restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with its banking subsidiaries, without the prior approval of the Federal Reserve. The consent order restricts Doral Financial from receiving dividends from the banking subsidiaries without the approval of the respective primary banking regulatory agency. Doral Financial is also required to request permission from the Federal Reserve for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date and requires Doral Financial and Doral Bank PR to submit plans regarding the maintenance of minimum levels of capital and liquidity. Doral Financial has complied with these requirements and no fines or civil money penalties were assessed against the Company under the order.
Effective January 14, 2008 and in recognition of the corrective actions taken, the FDIC and the Office of the Commissioner terminated a cease and desist order that had been entered by these regulatory agencies with Doral Bank PR on March 16, 2006 (the “Former Order”). The Former Order was similar to the consent order of Doral Financial with the Federal Reserve described above, and related to safety and soundness issues in connection with the announcement by Doral Financial in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004. Under the terms of the Former Order, Doral Bank PR could not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with, Doral Financial or its subsidiaries, without the prior approval of the FDIC and the Office of the Commissioner.
On October 23, 2006, Doral Bank PR entered into a Memorandum of Understanding (“MOU”) with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the National Flood Insurance Act (as amended). Additionally, in connection with the deficiencies related to the data reporting requirements of the Home Mortgage Disclosure Act, Doral Bank PR paid $12,000 of civil monetary penalties. Doral Bank PR also was required to pay civil monetary penalties of $125,000 to the FDIC related to the deficiencies in compliance with the National Flood Insurance Act as a result of deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance. On November 24, 2008, the FDIC terminated this MOU.
As a result of an examination conducted during the third quarter of 2008, the FDIC has notified Doral Bank PR that it was likely that civil monetary penalties of approximately $37,000 would be assessed related to deficiencies in compliance with the National Flood Insurance Act as a result of flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtain flood insurance in a timely manner. The aforementioned amount in civil monetary penalties is estimated and subject to a final determination from the FDIC.
On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and the Recapitalization. The order replaced the MOU with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order required Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (a “BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order further required Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance, OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also required Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). On September 15, 2008, the FDIC terminated this consent order. Since the Look Back Review was still ongoing, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covers the remaining portion of the Look Back Review.
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
32. Retirement and Compensation Plans
The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (“the Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and complete one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. The Company makes a matching contribution equal to $0.50 for every dollar of pre-tax contribution made by participants to the Plan with an annual compensation exceeding $30,000, up to 3% of the participant’s basic compensation, as defined. For those participants to the Plan with an annual compensation up to $30,000, the Company makes a matching contribution equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s basic compensation, as defined. Company matching contributions are invested following the employees investment direction for their own money. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2008, 2007 and 2006, amounted to approximately $294,000, $336,000, and $794,000, respectively.
The Company had unfunded deferred incentive compensation arrangements (the “Deferred Compensation”) with certain employees up to 2006. The Deferred Compensation was determined as a percentage of net income arising from the mortgage-banking activities, as defined, and was payable to participants after a five-year vesting period. The expense for the year ended December 31, 2006 amounted to approximately $68,000.
The Company’s CEO’s employment agreement provided for a supplemental employee retirement program (“SERP”) whereby the Company deposited funds in an escrow account on his behalf. On August 31, 2007, the Compensation Committee of the Board of Directors authorized payment, to the CEO, of funds in the escrow account. The Company recognized a compensation benefit expense of $5.1 million during 2007 pursuant to this program.
As of December 31, 2008 and 2007, the Company had no defined benefit or post-employment benefit plans.
33. Capital Stock and Additional Paid-In Capital
On September 29, 2003, and October 8, 2003, the Company issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% perpetual cumulative convertible preferred stock (the “convertible preferred stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to

Rule 144A. The convertible preferred stock ranks on parity with the Company’s 7.00% noncumulative monthly income preferred stock, Series A (the “7% preferred stock”), 8.35% noncumulative monthly income preferred stock, Series B (the “8.35% preferred stock”) and 7.25% noncumulative monthly income preferred stock, Series C (the “7.25% preferred stock”), with respect to dividend rights and rights upon liquidation, winding up or dissolution (see description below). The net proceeds of the Company after the underwriting discounts and expenses were approximately $336.5 million. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. As of December 31, 2008, there were 1,380,000 shares issued and outstanding. During 2008, the Company paid dividends of $11.875 per share (an aggregate of $16.4 million) on the convertible preferred stock. Please refer to Note 35 for additional information regarding specific conditions for the convertible preferred stock.
During the second quarter of 2002, the Company issued 4,140,000 shares of its 7.25% preferred stock at a price of $25.00 per share, its liquidation preference. As of December 31, 2008, there were 4,140,000 shares issued and outstanding. During 2008, the Company paid dividends of $1.8125 per share (an aggregate of $7.5 million) on the 7.25% preferred stock. The 7.25% preferred stock may be redeemed at the option of the Company beginning on May 31, 2007, at varying redemption prices starting at $25.50 per share. The net proceeds to the Company after the underwriting discounts and expenses were approximately $100.00 million.
On August 31, 2000, the Company issued 2,000,000 shares of its 8.35% preferred stock at a price of $25.00 per share, its liquidation preference. As of December 31, 2008, there were 2,000,000 shares issued and outstanding. During 2008, the Company paid dividends of $2.0875 per share (an aggregate of $4.2 million) on the 8.35% preferred stock. The 8.35% preferred stock may be redeemed at the option of the Company beginning on September 30, 2005, at varying redemption prices that start at $25.50 per share.
On February 22, 1999, the Company issued 1,495,000 shares of its 7% preferred stock at a price of $50.00 per share, its liquidation preference. As of December 31, 2008, there were 1,495,000 shares issued and outstanding. During 2008, the Company paid dividends of $3.50 per share (an aggregate of $5.2 million) on the 7% preferred stock. The 7% preferred stock may be redeemed at the option of the Company beginning February 28, 2004, at varying redemption prices that start at $51.00 per share.
The 7.25% preferred stock, 8.35% preferred stock and 7% preferred stock (collectively, the “nonconvertible preferred stock”) are not convertible into shares of common stock or any other equity securities and have equal rank as to the payment of dividends and rights on liquidation. The holders of the nonconvertible preferred stock are entitled to receive non-cumulative cash dividends on their liquidation preference when declared by the Board of Directors at the annual rate established for each series, payable monthly. The terms of the nonconvertible preferred stock prohibit the Company from declaring or paying any dividends on the common stock (1) unless all accrued and unpaid dividends on the nonconvertible preferred stock for the preceding 12 dividend periods have been paid and the full dividend on the nonconvertible preferred stock for the current monthly dividend period is contemporaneously declared and paid or set aside for payment or (2) if the Company has defaulted in the payment of the redemption price of any shares of the nonconvertible preferred stock called for redemption. The terms of the nonconvertible preferred stock provide that if the Company is unable to pay in full dividends on a series of nonconvertible preferred stock, all dividends will be distributed pro rata among the outstanding series of nonconvertible preferred stock.
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

Dividends paid from a U.S. subsidiary to certain qualifying corporations such as the Company are generally subject to a 10% withholding tax under the provisions of the U.S. Internal Revenue Code.
In connection with the recapitalization transaction, the Company incurred in the following transactions related to its common stock:
•	On July 17, 2007, Doral Financial amended its Restated Certificate of Incorporation to decrease the par value of the Company’s common stock from $1.00 to $0.01 per share.

•	On July 19, 2007, Doral Financial completed the private sale of 48,412,698 newly issued shares of common stock to Doral Holdings for an aggregate purchase price of $610.0 million (the “Recapitalization”).

•	On August 17, 2007, Doral Financial effected a 1-for-20 reverse split of its common stock previously approved by Doral Financial’s stockholders on July 17, 2007. Upon the effectiveness of the reverse split, each 20 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock. Doral Financial’s common stock began trading on a split-adjusted basis on August 20, 2007.
Common stock issued and outstanding reconciliation for the year ended December 31, 2007:

2007
Shares issued and outstanding as of July 16, 2007	107,948,236
New issuance of common stock	968,253,968

Total stock issued and outstanding	1,076,202,204

Effect of 1-for-20 reverse stock split	53,810,110

34. Stock Option Plans
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
On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The plan replaces the 2004 Omnibus Incentive Plan. The Plan follows the provisions of SFAS No. 123R. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.
The Omnibus Plan was in effect from April 21, 2004 through mid 2007, and provided for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. The Compensation Committee had full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan had various limits and vesting restrictions that applied to individual and aggregate awards.

The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. As of December 31, 2008, employee options had not been granted.
On July 22, 2008, independent directors were granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing of the stock on the grant date. The restricted stock shall become 100% vested and non-forfeitable on the first anniversary of the grant date. The stock options vest ratably over a five year period commencing with the grant date.
For the year ended December 31, 2008, the Company granted 80,000 options at a weighted-average exercise price of $13.70.
Stock-based compensation recognized for 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(Dollars in thousands)
Stock-based compensation recognized	$91	$685	$872
Stock-based compensation reversed due to pre-vesting forfeitures	—	(25)	(63)

Stock-based compensation recognized, net	$91	$660	$809

Stock-based compensation recognized on termination of option plan	$—	$3,823	—

Unrecognized at December 31	$488	$—	$4,373

Changes in stock options for 2008, 2007 and 2006 are as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	—	$—	84,753	$129.00	115,321	$296.80
Granted	80,000	13.70	6,250	19.51	81,250	120.76
Exercised	—	—	—	—	(900)	105.56
Post-vesting cancellations	—	—	(6,029)	232.37	(108,318)	302.22
Pre-vesting forfeitures	—	—	(3,288)	97.93	(2,600)	105.20

End of year (2008 and 2006) / Balance prior termination (2007)	80,000	$13.70	81,686	$114.24	84,753	$129.00

Terminated	—	—	(81,686)	—	—	—

Exercisable at period end	—	—	—	—	84,753	—

The fair value of the options granted in 2008 and 2007 were estimated using the Binomial Tree option-pricing model with the following weighted average assumptions:

	2008	2007
Stock price at grant date and exercise price	$13.70	$19.51
Stock option estimated fair value	$5.88	$12.72 - $24.25
Expected stock option term (years)	6.50	2.44 -7.87
Expected volatility	39%	41.65% - 42.72%
Expected dividend yield	0%	0%
Risk-free interest rate	3.49%	4.70% - 5.02%
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

Doral Financial’s nonvested restricted shares at December 31, 2007 and 2008 are as follow:

		Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested at December 31, 2007	—	—
Granted	8,000	$ 13.70
Nonvested at December 31, 2008	8,000	$ 13.70
During 2008 and 2007, no options were exercised. The total intrinsic value of options exercised for the year ended December 31, 2006 was approximately $27,760. Cash proceeds from options exercised during 2006 amounted to approximately $95,000.
As of December 31, 2008, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was $0.5 million, which includes $0.4 million and $0.1 million related to stock options and restricted stock granted, respectively. That cost of stock options granted is expected to be recognized over a period of 5 years. As of December 31, 2008, the total fair value of shares and restricted stock was $580,051. No stock was granted during the fourth quarter of 2008.
2007 Events
In connection with the recapitalization transaction and in accordance with the provisions of the stock purchase agreement between the Company and Doral Holdings, on July 17, 2007, the Board of Directors ratified and approved the resolutions of the Compensation Committee to accelerate and terminate all stock options outstanding under the Company’s Omnibus Incentive Plan (the “Omnibus Plan”) and the 1997 Employee Stock Option Plan (“ the Old Plan”) effective upon the issuance of the shares of the Company’s common stock to Doral Holdings. In connection with the acceleration and termination of outstanding stock options, the Company recognized as compensation expense all unvested benefits prior to the closing of the transaction as follows:
•	For the Old Plan there were 18,225 (911 on a post-reversed split basis) options outstanding, all of which were fully vested as of July 19, 2007, and therefore no additional compensation expense was recorded.

•	For the Omnibus Plan, the Compensation Committee determined to cancel the outstanding options in exchange for a payment per share based on the change of control price, which at the time of the closing was determined to be $0.63 ($12.60 on a post-reverse split basis). This resulted in a settlement payment of zero dollars. As of July 19, 2007, there were 1,615,500 (80,775 on a post-reverse split basis) options outstanding under the Omnibus Plan. The unrecognized compensation expense related to the termination of the 1,615,500 (80,775 on a post-reverse split basis) options was $2,960,122.

•	There were 200,000 (10,000 on a post-reverse split basis) restricted units outstanding under the Plan, which immediately vested on July 19, 2007. The unrecognized compensation expense related to the 200,000 (10,000 on a post-reverse split basis) restricted units was $865,283.
During the first quarter of 2007, the Company’s Compensation Committee awarded 125,000 (6,250 on a post-reverse split basis) stock options with a weighted average grant date fair value of $0.98 ($19.51 on a post-reverse split basis) per share. No options were awarded or exercised during the second, third or fourth quarters of 2007. As noted above, in connection with the closing of the sale of shares of common stock to Doral Holdings all stock options outstanding as of July 19, 2007 were terminated and there were no options outstanding as of December 31, 2007.
35. Earnings per Share
The reconciliation of the numerator and denominator of the basic and diluted earnings per share, follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Net Loss:
Net loss	$(318,259)	$(170,908)	$(223,901)
Convertible preferred stock dividends	(16,388)	(16,388)	(16,388)
Nonconvertible preferred stock dividends	(16,911)	(16,911)	(16,911)

Net loss attributable to common stock	$(351,558)	$(204,207)	$(257,200)

Weighted-Average Shares:
Basic weighted-average number of common shares outstanding	53,810,110	27,415,242	5,397,057
Incremental shares issuable upon exercise of stock options	—	—	—

Diluted weighted-average number of common shares outstanding	53,810,110	27,415,242	5,397,057

Net loss per Common Share:
Basic	$(6.53)	$(7.45)	$(47.66)

Diluted	$(6.53)	$(7.45)	$(47.66)

For the years ended December 31, 2008, 2007 and 2006, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47 or $1,031.41) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.
Weighted-average shares and net loss per common share for the years ended December 31, 2007 and 2006 reflect the 1-for-20 reverse stock split effective August 17, 2007. On July 19, 2007, restricted stock units amounting to 10,000 shares vested.
On August 17, 2007, Doral Financial’s effected a 1-for-20 reverse split of its common stock which had been previously approved by Doral Financial’s stockholders on July 17, 2007. Upon the effectiveness of the reverse split, each 20 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock.
36. Fair Value of Financial Instruments
The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. Additionally, SFAS No. 157 amended SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” and, as such, we follow SFAS No. 157 in the determination of SFAS No. 107 fair value disclosure amounts. The disclosures required under SFAS No. 157 and SFAS No. 107 have been included in this Note.
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

Fair Value Hierarchy
Under SFAS No. 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
• Level 1	—	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

• Level 2	—	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

• Level 3	—	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
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
For residual CMO certificates, the Company uses a cash flow model to value the securities. Doral utilizes the collateral’s statistics available on Bloomberg such as forecasted prepayment speed, weighted-average remaining maturity, weighted-average coupon and age. Based on the Bloomberg information, the Company forecasts the cash flow and then discounts it at the discount rate used for the period. For purposes of discounting, the Company uses the same Z-spread methodology used for the valuations of Doral’s floating rate IOs.
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. Level 1 securities (held for trading) include U.S. Treasury that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency obligations, municipal bonds, and agency mortgage-backed securities. Level 3 securities include private label and agency CMOs for which quoted market prices are not available. For determining the fair value of Level 3 securities available for sale, the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including prepayment speeds, loss assumptions and discount rates.
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of December 31, 2008.
Loans receivable: Loans receivable are those held principally for investment purposes. These consist of construction loans for new housing development, certain residential mortgage loans which the Company does not expect to sell in the near future, commercial real estate, commercial non-real estate, leases, land, and consumer loans. Loans are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), undisbursed portion of construction loans and an allowance for loan and lease losses. Loans receivable include collateral dependent loans for which the repayment of the loan is expected to be provided solely by the underlying collateral. The Company does not record loans receivable at fair value on a recurring basis. However, from time to time, the Company records nonrecurring fair value adjustments to collateral dependent loans to reflect (1) partial write-downs that are based on the fair value of the collateral, or (2) the full charge-off of the loan carrying value. The fair value of the collateral is mainly derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3.
For the fair value of loans receivable, under SFAS 107, loans were classified by type such as, residential mortgage loans, commercial real estate, commercial non-real estate, leases, land, and consumer loans. The fair value of residential mortgage loans was based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. For all other loans, the fair value was estimated using discounted cash flow analyses, based on LIBOR and with adjustments that the Company believes a market participant would consider in determining fair value for like assets.
Servicing assets and interest-only strips: The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. Servicing assets retained in a sale or securitization arises from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since the adoption of SFAS No. 156 on January 1, 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The Company engages a third party specialist to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For interest-only strips the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Interest-only strips are recorded as securities held for trading. Fair value measurements of servicing assets and interest-only strips use significant unobservable inputs and, accordingly, are classified as Level 3.
Derivatives: Substantially all of the Company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, Doral Financial measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and volatility surfaces. The non-performance risk is evaluated internally considering collateral held, remaining term and the creditworthiness of the entity that bears the risk. These derivatives are classified as Level 2. Level 2 derivatives consist of interest rate swaps and interest rate caps.
Following is a description of valuation methodologies used for instruments not recorded at fair value.

Cash and due from banks and money market investments: valued at the carrying amounts in the Consolidated Statements of Financial Condition. The carrying amounts are reasonable estimates of fair value due to the relatively short period to maturity.
Deposits: for demand deposits, fair value is taken to be the amount payable on demand at the reporting date. For deposits with no defined maturities, fair value is taken to be the discounted cash flows based on brokered certificates of deposits curve and internally generated decay assumptions. Certificates of deposit, are estimated using specific maturities based on treasury curve.
Loans payable: These loans represent secured lending arrangements with local financial institutions that are generally floating rate instruments, and therefore their fair value has been determined to be par.
Notes payable, advances from FHLB, other short-term borrowings and securities sold under agreements to repurchase: valued utilizing discounted cash flow analysis over the remaining term of the obligation using market rates for similar instruments.
Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities held for trading	$251,590	$198,680	$—	$52,910	(1)
Securities available for sale	3,429,151	—	3,038,517	390,634
Derivatives(2)	287	—	287	—
Servicing assets	114,396	—	—	114,396

Liabilities:
Derivatives(3)	$15,283	$—	$15,283	$—

(1)	Represents interest-only strips, of which variable interest-only strips represent substantially all of the balance and derivatives.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Securities	Securities
	Held for	Available	Servicing
	Trading	for Sale	Assets
	(In thousands)

Beginning balance:	$67,992	$6,366	$150,238
Change in fair value	(803)	62,878	(42,642)
Principal repayment/amortization of premium and discount	(91)	(11,134)	—
Transfer	(14,188)	332,524	—
Capitalization / Sales, net	—	—	6,800

Ending balance	$52,910	$390,634	$114,396

During the fourth quarter of 2008, the Company transferred approximately $288.7 million of private label CMOs from level 2 to level 3 since the market for these financial assets was inactive. Accordingly, the Company is determining the fair value of these assets using a valuation model that calculates the present value of future cash flows incorporating the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of prepayment speeds, loss assumptions and discount rates.
Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held on the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2008.

					Loss for the Year
					Ended
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2008
Assets:
Loans receivable(1)	$77,966	$—	$—	$77,966	$13,745

(1)	Represents the carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.
Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of December 31, 2008 and 2007, as defined by SFAS No. 107, is made by the Company following SFAS No. 157. The carrying amounts in the following disclosure are recorded in the balance sheets under the indicated captions.
The amounts in the disclosure have not been updated since year end, therefore, the valuations may have changed significantly since that point in time. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$184,302	$184,302	$67,884	$67,884
Money market investments	3,215	3,215	721,285	721,285
Securities held for trading	251,877	251,877	276,462	276,462
Securities available for sale	3,429,151	3,429,151	1,921,940	1,921,940
Loans held for sale(1)	386,610	394,051	418,556	419,865
Loans receivable	5,119,693	5,117,983	4,926,200	4,895,297
Servicing assets	114,396	114,396	150,238	150,238
Financial liabilities:
Deposits	$4,402,772	$4,414,621	$4,268,024	$4,274,564
Securities sold under agreements to repurchase	1,907,447	2,010,465	1,444,363	1,453,972
Advances from FHLB	1,623,400	1,716,386	1,234,000	1,254,058
Other short-term borrowings	351,600	351,681	—	—
Loans payable	366,776	366,776	402,701	402,701
Notes payable	276,868	123,634	282,458	260,578
Derivatives(2)	15,283	15,283	—	—

(1)	Includes $165.6 million and $126.0 million for 2008 and 2007, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Includes $0.2 million of derivatives held for trading purposes and $15.6 million of derivatives held for purposes other than trading, included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
37. Derivatives
The following table summarizes the total derivatives positions at December 31, 2008 and 2007, respectively, and their different designations. Also, includes net losses on derivatives positions for the years indicated.

	December 31, 2008
				Other
	Notional	Fair		Comprehensive
	Amount	Value	Net Loss	Loss(1)
	(In thousands)
Cash flow Hedges
Interest rate swaps	$345,000	$(15,096)	$—	$(13,115)
Other derivatives
Interest rate swaps	—	—	(143)	—
Interest rate caps	270,000	287	(1,195)	—
Forward contracts	35,000	(187)	(2,605)	—

	305,000	100	(3,943)	—

	$650,000	$(14,996)	$(3,943)	$(13,115)

(1)	Net of tax.

	December 31, 2007
				Other
	Notional	Fair		Comprehensive
(In thousands)	Amount	Value	Net Loss	Loss(1)
		(In thousands)
Cash flow Hedges
Interest rate swaps:	$80,000	$(937)	$—	$(572)
Other derivatives
Futures on U.S. Treasury bonds and notes	—	—	2,339
Interest rate swaps	115,000	(1,951)	(11,875)	—
Interest rate caps	270,000	1,481	(676)	—
Forward contracts	29,000	(6)	8,425	—

	414,000	(476)	(1,787)	—

	$494,000	$(1,413)	$(1,787)	$(572)

(1)	Net of tax.
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
Doral Financial’s interest rate swaps had weighted average receive rates of 2.63% and 4.88%, and weighted average pay rate of 3.63% and 4.51% at December 31, 2008 and 2007, respectively.
The following table summarizes Doral Financial’s derivatives positions classification and hedging relationships:

	December 31, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability

Derivatives designated as cash flow hedges:
Hedging FHLB advances	$345,000	$—	$(15,096)	$80,000	$—	$(937)
Derivatives not designated as cash flow hedges	305,000	287	(187)	414,000	1,481	(1,957)

Total	$650,000	$287	$(15,283)	$494,000	$1,481	$(2,894)

Cash Flow Hedges
As of December 31, 2008 and 2007, the Company had $345.0 million and $80.0 million, respectively, outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2009 and November 2012, and between September 2008 and October 2012, respectively. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate FHLB Advances. The Company recognized $169,880 of ineffectiveness for the interest rate swaps designated as cash flow hedges during 2008. For the year ended December 31, 2007, no ineffectiveness was recognized. As of December 31, 2008 and 2007, the amount of cash flow hedge included in accumulated other comprehensive loss was an unrealized loss of $13.7 million and $0.6 million, net of tax, respectively, which the Company expects to reclassify approximately $4.8 million and $0.2 million into earnings during the next twelve months, respectively.
The Company held $115.0 million in freestanding interest rate swaps agreements as of December 31, 2007. These swaps were designated as cash flow hedges as of January 1, 2008, to hedge the variability of future interest cash flows of adjustable rate FHLB advances.

Trading and Non-Hedging Activities
Doral Financial held $305.0 million and $414.0 million in notional value of derivatives not designated as hedges at December 31, 2008 and 2007, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from larger rate moves and to provide the company with positive convexity. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. At December 31, 2008 and 2007, the Company had outstanding interest rate caps with a notional amount of $270.0 million. For the year ended December 31, 2008 and 2007, the Company recognized a $1.2 million and $0.7 million loss on interest rate cap transactions, respectively.
The Company entered into forward contracts to create an economic hedge on its mortgage warehouse line. As of December 31, 2008 and 2007, the Company had forwards with a notional amount of $35.0 million and $29.0 million, respectively, and recorded a loss of $2.6 million for the year ended December 31, 2008, compared to a gain of $8.4 million for the comparable period, on these derivatives.
During 2007, the Company entered into certain futures on U.S. Treasury bonds and notes in order to establish an economic hedge on its portfolio of investment securities available for sale. These transactions were unwound as a result of the sale of $1.9 billion of the portfolio during the third quarter of 2007. The Company recognized a gain on these transactions of $2.3 million.
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
All of the derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at December 31, 2008 and 2007 was not considered material.
38. Segment Information
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
During 2006, the Company reduced the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.

During 2006, the Company consolidated all of its mortgage origination activities under a single Doral Mortgage brand, thus eliminating the mortgage banking operations of Sana Mortgage, Centro Hipotecario and HF Mortgage Bankers.
During 2007, in connection with the recapitalization transaction, Doral Financial transferred the Company’s mortgage origination platform and servicing portfolio, subject to certain exceptions, to Doral Bank PR. Following the transfer, Doral Financial’s mortgage origination business is conducted by Doral Mortgage, as a wholly-owned subsidiary of Doral Bank PR, and Doral Financial’s servicing business is operated from Doral Bank PR. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, we have presented below segment information for the years ended December 31, 2008 and 2007 with the new reportable segment structure as well as comparative segment information for the years ended December 31, 2008, 2007 and 2006, using the old report segment structure. In establishing the old reportable segment structure for the years ended December 31, 2008 and 2007, the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR have been reclassified to the mortgage banking segment.
On July 1, 2008, Doral International, Inc., which was a subsidiary of Doral Bank PR licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico, was merged with and into Doral Bank PR in a transaction structured as a tax free reorganization.
The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies.

The following tables present net interest income, non-interest income (loss), net (loss) income and identifiable assets for each of the Company’s reportable segments for the periods presented using the old reportable segment structure.

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
December 31, 2008	(In thousands)

Net interest income	$17,381	$157,977	$—	$—	$2,123	$177,481
Provision for loan and lease losses	3,334	45,522	—	—	—	48,856
Non-interest income	64,501	27,329	144	12,801	(25,246)	79,529
(Loss) income before income taxes	9,261	(36,779)	(129)	10,030	(14,641)	(32,258)
Net (loss) income	(161,201)	(148,526)	(141)	6,250	(14,641)	(318,259)
Identifiable assets	1,891,525	8,817,209	1,659	28,060	(599,586)	10,138,867

December 31, 2007	(In thousands)

Net (loss) interest income	$(2,408)	$153,032	$—	$—	$3,717	$154,341
Provision for loan and lease losses	9,365	68,849	—	—	—	78,214
Non-interest income (loss)	39,111	(102,992)	664	9,545	(21,725)	(75,397)
(Loss) income before income taxes	(136,310)	(158,232)	376	5,268	(13,864)	(302,762)
Net (loss) income	(7,788)	(152,885)	416	3,213	(13,864)	(170,908)
Identifiable assets	2,283,351	7,363,364	2,850	21,173	(366,360)	9,304,378

December 31, 2006	(In thousands)

Net interest income	$3,516	$192,873	$587	$—	$4,414	$201,390
Provision for loan and lease losses	1,625	38,204	—	—	—	39,829
Non-interest (loss) income	(40,071)	(9,081)	(315)	9,135	(18,895)	(59,227)
(Loss) income before income taxes	(285,375)	18,558	(146)	7,097	(12,142)	(272,008)
Net (loss) income	(237,999)	22,396	(308)	4,152	(12,142)	(223,901)
Identifiable assets	2,356,997	9,817,814	2,066	23,072	(343,525)	11,856,424

(1)	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiaries recognized as a reduction of the net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

The following table presents net interest income, non-interest income (loss), net (loss) income and identifiable assets for each of the Company’s reportable segments for the year ended December 31, 2008 and 2007 using the new reportable segment structure. The new reportable structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR as part of the banking segment.

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations(1) (2)	Totals
December 31, 2008	(In thousands)

Net interest income	$17,381	$157,977	$—	$—	$2,123	$177,481
Provision for loan and lease losses	3,334	45,522	—	—	—	48,856
Non-interest income	35,473	56,357	144	12,801	(25,246)	79,529
(Loss) income before income taxes	(15,863)	(11,655)	(129)	10,030	(14,641)	(32,258)
Net (loss) income	(186,325)	(123,402)	(141)	6,250	(14,641)	(318,259)
Identifiable assets	1,692,845	9,204,200	1,659	28,060	(787,897)	10,138,867

December 31, 2007	(In thousands)

Net interest (loss) income	$(2,408)	$153,032	$—	$—	$3,717	$154,341
Provision for loan and lease losses	9,365	68,849	—	—	—	78,214
Non-interest income (loss)	188,244	(97,124)	664	9,545	(176,726)	(75,397)
Income (loss) before income taxes	30,947	(170,489)	376	5,268	(168,864)	(302,762)
Net income (loss)	159,469	(165,142)	416	3,213	(168,864)	(170,908)
Identifiable assets	2,130,656	7,704,370	2,850	21,173	(554,671)	9,304,378

(1)	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiaries recognized as a reduction of the net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

(2)	For the year ended December 31, 2007, intersegment eliminations included the dividend of $155.0 million paid by Doral Bank PR to the parent company as a result of the MSR transfer.

The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

	Puerto Rico	Mainland U.S.	Eliminations	Totals
December 31, 2008	(In thousands)

Net interest income	$168,381	$8,930	$170	$177,481
Provision for loan and lease losses	48,146	710	—	48,856
Non-interest income	77,524	2,402	(397)	79,529
(Loss) income before income taxes	(37,553)	5,283	12	(32,258)
Net (loss) income(1)	(320,811)	2,540	12	(318,259)
Identifiable assets	10,056,158	235,323	(152,614)	10,138,867

December 31, 2007	(In thousands)

Net interest income	$140,022	$14,176	$143	$154,341
Provision (recovery) for loan and lease losses	79,246	(1,032)	—	78,214
Non-interest loss	(72,154)	(2,862)	(381)	(75,397)
Loss before income taxes	(302,301)	(441)	(20)	(302,762)
Net loss(1)	(170,353)	(535)	(20)	(170,908)
Identifiable assets	9,274,627	132,265	(102,514)	9,304,378

December 31, 2006	(In thousands)

Net interest income	$178,344	$22,924	$122	$201,390
Provision for loan and lease losses	39,483	346	—	39,829
Non-interest (loss) income	(60,240)	1,446	(433)	(59,227)
(Loss) income before income taxes	(280,160)	8,151	1	(272,008)
Net (loss) income(1)	(228,698)	4,796	1	(223,901)
Identifiable assets	11,297,203	656,646	(97,425)	11,856,424

(1)	Net of income tax expense of $286.3 million for 2008, income tax benefit of $131.9 million for 2007, income tax benefit of $51.5 million for 2006 related to Puerto Rico operations. For the years ended December 31, 2008, 2007 and 2006, the provision for income taxes for the Company’s U.S. subsidiaries amounted to $2.7 million, $94,000 and $3.4 million, respectively.

39. Quarterly Results of Operations (Unaudited)
Financial data showing results for each of the quarters in 2008, 2007 and 2006 are presented below. These results are unaudited. In the opinion of management all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement have been included:

	1st	2nd	3rd	4th
	(In thousands, except per share data)
2008
Interest income	$128,108	$135,646	$132,816	$128,104
Net interest income	39,044	48,855	47,040	42,542
Provision for loan and lease losses	4,786	10,683	7,209	26,178
Non-interest income	17,379	24,895	11,921	25,334
(Loss) income before income taxes	(2,926)	7,441	(696)	(36,077)
Net (loss) income	(2,298)	1,642	(1,756)	(315,847)
Net loss attributable to common shareholders	(10,623)	(6,683)	(10,080)	(324,172)
Loss per common share(1)	(0.20)	(0.12)	(0.19)	(6.02)

2007
Interest income	$157,248	$153,243	$134,861	$133,608
Net interest income	38,164	34,629	39,435	42,113
Provision for loan and lease losses	5,989	19,322	5,062	47,841
Non-interest income (loss)	11,628	24,897	(109,569)	(2,353)
Loss before income taxes	(31,415)	(36,415)	(148,414)	(86,518)
Net loss	(37,309)	(37,478)	(62,148)	(33,973)
Net loss attributable to common shareholders	(45,634)	(45,803)	(70,472)	(42,298)
Loss per common share(1)	(8.45)	(8.49)	(1.59)	(0.79)

2006
Interest income	$233,439	$222,676	$187,295	$178,485
Net interest income	58,616	55,443	44,148	43,183
Provision for loan and lease losses	5,173	5,872	10,126	18,658
Non-interest loss	(9,693)	(21,470)	(1,519)	(26,545)
Loss before income taxes	(22,024)	(40,720)	(27,815)	(181,449)
Net income (loss)	17,093	(50,925)	(28,654)	(161,415)
Net income (loss) attributable to common shareholders	8,768	(59,250)	(36,978)	(169,740)
Earnings (loss) per common share(1)	1.62	(10.98)	(6.85)	(31.45)

(1)	For each of the quarters in 2008, 2007 and 2006, earnings (loss) per common share represents the basic and diluted loss per common share.
40. Doral Financial Corporation (Holding Company Only) Financial Information
The following condensed financial information presents the financial position of the holding company only as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2008.

Doral Financial Corporation
(Parent Company Only)
Statements of Financial Condition

	As of December 31,
	2008	2007
	(In thousands)

Assets:
Cash and cash equivalents	$39,216	$250,428
Investment securities:
Trading securities, at fair value	52,179	122,285
Securities available for sale, at fair value	105,622	52,861

Total investment securities	157,801	175,146

Loans held for sale, at lower of cost or market	166,047	194,257
Loans receivable, net	458,053	594,286
Premises and equipment, net	4,951	7,098
Real estate held for sale, net	33,792	34,113
Deferred tax asset	84,423	284,912
Other assets	60,945	124,723
Investments in subsidiaries, at equity	541,342	571,619

Total assets	$1,546,570	$2,236,582

Liabilities and Stockholders’ Equity:
Securities sold under agreements to repurchase	$—	$197,089
Loans payable	366,776	402,701
Notes payable	228,933	233,668
Accounts payable and other liabilities	45,690	56,417
Stockholders’ equity	905,171	1,346,707

Total liabilities and stockholders’ equity	$1,546,570	$2,236,582

Doral Financial Corporation
(Parent Company Only)
Statements of Loss

	For the years ended December 31,
	2008	2007	2006
	(In thousands)
Income:
Dividends from subsidiaries	$—	$165,059	$7,889
Interest income	64,062	83,744	190,609
Net gain (loss) on mortgage loan sales and fees	305	4,163	(17,031)
Net gain (loss) on securities held for trading	5,853	(11,401)	(26,904)
Net loss on investment securities	(777)	(5,540)	—
Net gain on extinguishment	—	—	6,154
Servicing (loss) income (net of mark-to-market adjustment for 2008 and 2007, and net of amortization and impairment/recovery for 2006)	(869)	19,886	11,556
Other income	102	120	3,356

Total income	$68,676	$256,031	$175,629

Expenses:
Interest expense	$44,699	$87,394	$193,121
Loan servicing, administrative and general expenses	39,087	123,457	224,523
Provision for loan and lease losses	3,334	9,365	1,625

Total expenses	87,120	220,216	419,269

(Loss) gain before income taxes and equity in losses of subsidiaries	(18,444)	35,815	(243,640)
Income tax expense (benefit)	176,165	(154,539)	(93,951)
Equity in undistributed losses of subsidiaries	(123,650)	(361,262)	(74,212)

Net loss	$(318,259)	$(170,908)	$(223,901)

Doral Financial Corporation
(Parent Company Only)
Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(318,259)	$(170,908)	$(223,901)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of subsidiaries	123,650	196,203	66,323
Depreciation and amortization	1,346	2,429	3,877
Mark-to-market adjustment (2007), amortization and impairment/recovery of servicing assets (2006)	—	6,279	35,754
Provision for loan and lease losses	3,334	9,365	1,625
Provision for claim receivable	8,640	—	—
Stock-based compensation recognized	91	4,483	809
Deferred tax provision (benefit)	175,915	(155,545)	(93,951)
Gain on sale of assets to be disposed of by sale	(23)	—	—
Amortization of premium/discount on loans, investments	(659)	(446)	1,134
Originations and purchases of loans held for sale	—	(38,640)	(1,153,767)
Principal repayments and sales of loans held for sale	36,315	106,894	4,252,438
Loss on securities	783	5,631	8,435
Unrealized (gain) loss on trading securities	(209)	7,696	1,785
Decrease in trading securities	2,023	105,578	39,339
Amortization and net (gain) loss in fair value of IOs	(251)	(2,002)	58,487
Dividends received from subsidiaries	—	165,059	7,889
Decrease in prepaid expenses and other assets	184,852	199,667	11,335
(Decrease) increase in accounts payable and other liabilities	(9,163)	(415,138)	59,180

Total adjustments	526,644	197,513	3,300,692

Net cash provided by operating activities	208,385	26,605	3,076,791

Cash flows from investing activities:
Principal repayments and maturities of securities held to maturity	$—	$1,075	$1,478
Purchases of securities available for sale	(254,089)	—	(46,023)
Principal repayments and sales of securities available for sale	(27,846)	170,593	192
Net decrease (increase) of loans receivables	108,637	(2,059)	26,487
Additions to premises and equipment	—	(904)	—
Disposition of premises and equipment	801	2,444	353
Proceeds from assets to be disposed of by sale	544	—	—
Proceeds from sales of real estate held for sale	16,589	7,010	1,493
Proceeds from sale of servicing assets	—	7,000	—
Purchase of servicing assets	—	—	(209)
(Contribution) return of investment	(182,937)	35,939	8,111

Net cash (used in) provided by investing activities	(338,301)	221,098	(8,118)

Cash flows from financing activities:
Decrease in securities sold under agreements to repurchase	$(7,035)	$(55,852)	$(157,113)
Decrease in loans payable	(35,925)	(41,742)	(3,092,141)
Decrease in notes payable	(5,037)	(641,163)	(83,297)
Issuance of common stock, net	—	610,000	95
Dividends paid	(33,299)	(33,299)	(41,933)

Net cash used in by financing activities	(81,296)	(162,056)	(3,374,389)

Net (decrease) increase in cash and cash equivalents	(211,212)	85,647	(305,716)
Cash and cash equivalents at beginning of year	250,428	164,781	470,497

Cash and cash equivalents at the end of year	$39,216	$250,428	$164,781

During 2008, the parent company contributed capital amounting to $182.9 million to Doral Bank PR. This capital infusion was approved by the Board of Directors of Doral Financial.
During 2007, the parent company received dividends amounting to $165.1 million from Doral Bank PR and Doral Bank NY.
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
Savings banks, such as Doral Bank NY, that meet all applicable capital requirements may make distributions in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income from the preceding two years, without an application to the OTS. See Note 33, for additional information regarding restrictions to pay dividends.
41. Subsequent Events
     General
During the first quarter of 2009, the Company recognized approximately $4.0 million of severance payments in connection with the separation of approximately 150 employees.