Form 10-Q
period 2009-03-31
DORAL FINANCIAL CORP
filed 2009-05-07
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐     No ☐
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
Common stock: 53,810,110 outstanding as of May 1, 2009.

DORAL FINANCIAL CORPORATION
INDEX PAGE

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
(Dollars in thousands, except for share data)	2009	2008
ASSETS
Cash and due from banks	$212,634	$184,302

Money market investments	60,370	3,215

Securities held for trading, at fair value (includes securities pledged as collateral that can be repledged for 2009 — $135,970 and for 2008 — $198,680)	226,974	251,877
Securities available for sale, at fair value (includes securities pledged as collateral that can be repledged for 2009 — $1,178,911 and for 2008 — $1,067,097)	3,354,180	3,429,151
Federal Home Loan Bank of NY (FHLB) stock, at cost	114,428	117,938

Total investment securities	3,695,582	3,798,966
Loans:
Loans held for sale, at lower of cost or market	389,098	386,610
Loans receivable	5,267,305	5,253,910
Less: Unearned interest	(1,853)	(2,197)
Less: Allowance for loan and lease losses	(143,900)	(132,020)

Total net loans receivable	5,121,552	5,119,693

Total loans	5,510,650	5,506,303

Accounts receivable	47,383	45,449
Mortgage-servicing advances	28,609	28,057
Accrued interest receivable	38,751	42,934
Servicing assets, net	104,426	114,396
Premises and equipment, net	104,190	104,733
Real estate held for sale, net	70,208	61,340
Deferred tax asset	124,446	120,827
Other assets	117,418	128,345

Total assets	$10,114,667	$10,138,867

LIABILITIES
Deposits:
Non-interest-bearing deposits	$245,031	$235,983
Interest-bearing deposits	3,806,211	4,166,789

Total deposits	4,051,242	4,402,772
Securities sold under agreements to repurchase	1,947,024	1,907,447
Advances from FHLB	1,600,400	1,623,400
Other short-term borrowings	731,000	351,600
Loans payable	360,931	366,776
Notes payable	275,626	276,868
Accrued expenses and other liabilities	310,545	304,833

Total liabilities	9,276,768	9,233,696
Commitments and contingencies (Please refer to Note 24 and 25)

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 53,810,110 shares issued and outstanding	538	538
Additional paid-in capital	849,223	849,172
Legal surplus	23,596	23,596
Accumulated deficit	(472,783)	(418,168)
Accumulated other comprehensive loss, net of income tax benefit of $21,784 and $19,329 in 2009 and 2008, respectively	(135,925)	(123,217)

Total stockholders’ equity	837,899	905,171

Total liabilities and stockholders’ equity	$10,114,667	$10,138,867

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands, except for per share data)	2009	2008
Interest income:
Loans	$81,588	$85,382
Mortgage-backed securities	27,381	19,102
Interest-only strips (“IOs”)	1,628	1,674
Investment securities	4,907	14,766
Other interest-earning assets	990	7,184

Total interest income	116,494	128,108

Interest expense:
Deposits	38,207	42,648
Securities sold under agreements to repurchase	17,232	18,313
Advances from FHLB	16,014	17,258
Other short-term borrowings	436	—
Loans payable	3,309	5,509
Notes payable	5,226	5,336

Total interest expense	80,424	89,064

Net interest income	36,070	39,044

Provision for loan and lease losses	23,625	4,786

Net interest income after provision for loan and lease losses	12,445	34,258

Non-interest income:
Net gain on mortgage loan sales and fees	1,719	2,368
Net (loss) gain on securities held for trading, including gains and losses on the fair value of IOs	(7,328)	7,668
Net (loss) gain on investment securities	(13)	194
Servicing loss (net of mark-to-market adjustment)	(2,775)	(2,711)
Commissions, fees and other income	9,980	9,860

Total non-interest income	1,583	17,379

Non-interest expenses:
Compensation and benefits	22,828	19,078
Taxes, other than payroll and income taxes	2,488	2,422
Advertising	1,448	2,232
Professional services	6,127	4,908
Communication expenses	4,408	4,140
EDP expenses	3,616	2,422
Occupancy expenses	4,001	4,289
Office expenses	1,466	1,624
Depreciation and amortization	3,453	4,055
Other	10,591	9,393

Total non-interest expenses	60,426	54,563

Loss before income taxes	(46,398)	(2,926)
Income tax benefit	(108)	(628)

Net loss	$(46,290)	$(2,298)

Net loss attributable to common shareholders	$(54,615)	$(10,623)

Net loss per common share(1)	$(1.01)	$(0.20)

(1)	For the quarters ended March 31, 2009 and 2008, net loss per common shares represents the basic and diluted loss per common shares, respectively, for each of the periods presented.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK	538	538

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	849,172	849,081
Stock-based compensation recognized	51	—

Balance at end of period	849,223	849,081

LEGAL SURPLUS	23,596	23,596

ACCUMULATED DEFICIT:
Balance at beginning of period	(418,168)	(66,610)
Net loss	(46,290)	(2,298)
Cash dividends declared on preferred stock	(8,325)	(8,325)

Balance at end of period	(472,783)	(77,233)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(123,217)	(33,148)
Other comprehensive loss, net of deferred tax	(12,708)	(57,179)

Balance at end of period	(135,925)	(90,327)

Total stockholders’ equity	$837,899	$1,278,905

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE LOSS
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
Net loss	$(46,290)	$(2,298)

Other comprehensive loss, before tax:

Unrealized losses on securities arising during the period	(16,381)	(62,618)
Reclassification of realized losses (gains) included in net loss	13	(194)

Other comprehensive loss on investment securities, before tax	(16,368)	(62,812)

Income tax benefit related to investment securities	2,455	8,800

Other comprehensive loss on investment securities, net of tax	(13,913)	(54,012)

Other comprehensive income (loss) on cash flow hedge(1)	1,205	(3,167)

Other comprehensive loss	(12,708)	(57,179)

Comprehensive loss	$(58,998)	$(59,477)

Accumulated other comprehensive loss, net of tax

Other comprehensive loss on investment securities	$(123,443)	$(86,589)
Other comprehensive loss on cash flow hedge(1)	(12,482)	(3,738)

Total accumulated other comprehensive loss, net of tax	$(135,925)	$(90,327)

(1) For the quarter ended March 31, 2009, other comprehensive loss on cash flow hedges includes $4.9 million related to a deferred tax assets valuation allowance.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(46,290)	$(2,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	51	—
Depreciation and amortization	3,453	4,055
Mark-to-market adjustment of servicing assets	11,353	11,597
Deferred tax benefit	(1,163)	(975)
Provision for loan and lease losses	23,625	4,786
Accretion of discount on loans, investment securities and debt	(2,885)	(7,782)
Unrealized loss on loans held for sale	—	10
Net increase in loans held for sale	(55,209)	(3,649)
Gains on securities	(3,841)	(2,959)
Unrealized loss (gain) on trading securities	9,476	(5,582)
Decrease in securities held for trading	111,965	59,581
Amortization and net loss (gain) in the fair value of IOs	2,435	390
Decrease in derivative instruments	384	7,526
(Increase) decrease in accounts receivable	(1,934)	2,676
Increase in mortgage servicing advances	(552)	(1,260)
Decrease (increase) in accrued interest receivable	4,183	(791)
Decrease (increase) in other assets	14,744	(8,371)
Increase in accrued expenses and other liabilities	(1,675)	(35,279)

Total adjustments	114,410	23,973

Net cash provided by operating activities	68,120	21,675

Cash flows from investing activities:
Purchases of securities available for sale	(390,111)	(1,550,587)
Principal repayment and sales of securities available for sale	447,012	315,659
Decrease (increase) in FHLB stock	3,510	(46,575)
Net increase of loans receivable	(76,970)	(117,491)
Purchases of premises and equipment	(2,910)	(2,329)
Proceeds from assets to be disposed of by sale	—	474
Proceeds from sales of real estate held for sale	7,880	3,162

Net cash used in investing activities	(11,589)	(1,397,687)

Cash flows from financing activities:
Decrease in deposits	(351,530)	(139,489)
Increase in securities sold under agreements to repurchase	39,577	737,789
Proceeds from advances from FHLB	215,000	1,030,000
Repayment of advances from FHLB	(238,000)	(445,000)
Proceeds from other short-term borrowings	1,091,000	—
Repayment of other short-term borrowings	(711,600)	—
Repayment of secured borrowings	(5,845)	(13,775)
Repayment of notes payable	(1,321)	(1,223)
Dividends paid	(8,325)	(8,325)

Net cash provided by financing activities	28,956	1,159,977

Net increase (decrease) in cash and cash equivalents	$85,487	$(216,035)
Cash and cash equivalents at beginning of period	187,517	789,169

Cash and cash equivalents at the end of period	$273,004	$573,134

Cash and cash equivalents includes:
Cash and due from banks	$212,634	$84,016
Money market investments	60,370	489,118

	$273,004	$573,134

Supplemental schedule of non-cash activities:
Loan securitizations	$95,231	$49,325

Reclassification of securities from the held for trading portfolio to the available for sale portfolio	$—	$68,520

Reclassification from the held for sale portfolio to the loans receivable portfolio	$—	$48,185

Loans foreclosed	$17,580	$6,108

Capitalization of servicing assets	$1,383	$929

Supplemental information for cash flows:
Cash used to pay interest	$89,456	$93,763

Cash used to pay income taxes	$962	$6,939

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations and Basis of Presentation
The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, Doral Mortgage LLC (“Doral Mortgage”), Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC, combined (“Doral Financial” or “the Company”). On July 1, 2008, Doral International, Inc., an international banking entity (“IBE”), subject to supervision, examination and regulation by the Commissioner of Financial Institutions under the International Banking Center Regulatory Act (the “IBC Act”), was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, in a transaction structured as a tax free reorganization. On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the IBC Act. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided.
The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) has been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statements of financial condition, statements of loss, changes in stockholders’ equity, comprehensive loss and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Pronouncements
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions Than Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate when a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments", the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management will adopt the accounting and disclosure requirements for the second quarter of 2009, and is currently evaluating the effect of adopting the guidance.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This FSP amends the other-than-temporary impairment guidance for debt securities (FAS 115 and EITF 99-20) to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, the entity is also required to early adopt this FSP. Additionally, if an entity elects to early adopt this FSP, it is required to adopt early FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company will adopt the standard for the second quarter of 2009.
Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require the disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is evaluating the enhanced disclosure requirements for the second quarter of 2009.

3. Cash and due from banks
At March 31, 2009 and December 31, 2008, the Company’s cash amounted to $212.6 million and $184.3 million, respectively.
In October 2008, the Federal Reserve Bank announced that it would pay interest on required reserve balances and excess balances beginning with the reserve balance maintenance period that started on October 9, 2008. As of March 31, 2009 and December 31, 2008, the Company maintained as interest-bearing $113.1 million and $120.9 million with the Federal Reserve, respectively. Also, the Company maintained at March 31, 2009 and December 31, 2008, $45.1 million and $14.9 million, respectively, as interest-bearing with the Federal Home Loan Bank.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances amounted to $134.2 million and $132.6 million as of March 31, 2009 and December 31, 2008, respectively.
4. Money Market Investments
At March 31, 2009, money market investments included $56.0 million in interest bearing accounts pledged as collateral for securities sold under agreement to repurchase. At December 31, 2008, no money market investment was pledged as collateral for securities sold under agreement to repurchase.
5. Securities Held for Trading
The fair values of the Company’s securities held for trading are shown below by category.
The following table summarizes Doral Financial’s holdings of securities held for trading as of March 31, 2009 and December 31, 2008.

SECURITIES HELD FOR TRADING	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Mortgage-Backed Securities	$798	$731
Variable Rate Interest-Only Strips	49,225	51,709
Fixed Rate Interest-Only Strips	519	470
U.S. Treasury Notes	176,258	198,680
Derivatives(1)	174	287

Total	$226,974	$251,877

(1) Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $301.0 million as of March 31, 2009 and $305.0 million as of December 31, 2008. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of March 31, 2009 and December 31, 2008 weighted-average yield was 4.94% and 5.87%, respectively.
6. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of March 31, 2009 and December 31, 2008.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2009

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
Mortgage-Backed Securities
GNMA
Due within one year	$42	$2	$—	$44	6.11%
Due from one to five years	789	9	12	786	4.68%
Due from five to ten years	592	13	—	605	6.24%
Due over ten years	61,531	616	33	62,114	5.39%

FHLMC and FNMA
Due from five to ten years	72,095	2,406	—	74,501	4.62%
Due over ten years	914,520	25,050	17	939,553	5.25%

CMO Government Sponsored Agencies
Due from five to ten years	2,369	—	196	2,173	7.80%
Due over ten years	1,639,838	10,075	8,801	1,641,112	2.40%

Non-Agency CMOs
Due over ten years	484,072	—	175,563	308,509	4.11%

Debt Securities
FHLB Notes
Due within one year	2,059	64	—	2,123	4.16%

FNMA Notes
Due within one year	43,729	—	37	43,692	0.71%
Due from one to five years	133,169	932	—	134,101	2.42%
Due from five to ten years	10,000	21	—	10,021	5.38%
Due over ten years	49,990	106	—	50,096	6.00%

P.R. Housing Bank
Due from five to ten years	3,595	38	—	3,633	4.92%
Due over ten years	3,690	—	20	3,670	5.47%

Other
Due within one year	11,123	97	—	11,220	4.64%
Due from one to five years	58,203	1,420	—	59,623	5.20%
Due over ten years	8,000	44	1,440	6,604	5.61%

	$3,499,406	$40,893	$186,119	$3,354,180	3.59%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2008

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
Mortgage-Backed Securities
GNMA
Due within one year	$50	$1	$—	$51	5.89%
Due from one to five years	875	8	16	867	4.42%
Due from five to ten years	626	12	—	638	5.83%
Due over ten years	63,957	390	354	63,993	5.38%

FHLMC and FNMA
Due from five to ten years	52,381	1,209	—	53,590	4.61%
Due over ten years	975,092	15,844	2,296	988,640	5.25%

CMO Government Sponsored Agencies
Due from five to ten years	2,223	—	—	2,223	7.80%
Due over ten years	1,588,047	2,367	7,900	1,582,514	3.61%

Non-Agency CMOs
Due over ten years	491,877	47	139,845	352,079	6.17%

Debt Securities
FHLB Notes
Due from one to five years	2,060	82	—	2,142	4.16%
Due from five to ten years	63,470	720	—	64,190	5.00%
Due over ten years	80,000	72	—	80,072	5.21%

FNMA Notes
Due within one year	43,518	45	—	43,563	3.19%
Due from one to five years	3,177	113	—	3,290	3.37%
Due over ten years	49,990	91	—	50,081	6.00%

FHLMC Notes
Due over ten years	50,000	—	395	49,605	5.50%

P.R. Housing Bank
Due from five to ten years	3,595	30	9	3,616	4.92%
Due over ten years	3,690	26	—	3,716	5.47%

Other
Due within one year	11,141	174	—	11,315	4.64%
Due from one to five years	64,241	1,727	—	65,968	5.23%
Due over ten years	8,000	48	1,050	6,998	5.61%

	$3,558,010	$23,006	$151,865	$3,429,151	4.62%

The Company had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with certain repurchase agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. This termination resulted in a reduction of $549.3 million in positions held as available for sale securities as of December 31, 2008.

7. Investments in an Unrealized Loss Position
The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008.
SECURITIES AVAILABLE FOR SALE

	As of March 31, 2009
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	32	$6,533	$43	1	$327	$2	33	$6,860	$45
FNMA	4	8,463	17	—	—	—	4	8,463	17
CMO Government Sponsored Agencies	16	717,853	8,997	—	—	—	16	717,853	8,997
Non-Agency CMOs	2	2,253	372	11	306,256	175,191	13	308,509	175,563
Debt Securities
FNMA Notes	1	43,692	37	—	—	—	1	43,692	37
P.R. Housing Bank	2	3,670	20	—	—	—	2	3,670	20
Other	—	—	—	1	1,560	1,440	1	1,560	1,440

	57	$782,464	$9,486	13	$308,143	$176,633	70	$1,090,607	$186,119

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2008
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	109	$33,200	$370	—	$—	$—	109	$33,200	$370
FNMA/FHLMC	21	387,587	2,296	—	—	—	21	387,587	2,296
CMO Government Sponsored Agencies	18	1,080,204	7,900	—	—	—	18	1,080,204	7,900
Non-Agency CMOs	2	7,154	3,357	9	342,311	136,488	11	349,465	139,845
Debt Securities
FHLMC Notes	1	49,605	395	—	—	—	1	49,605	395
P.R. Housing Bank	1	2,086	9	—	—	—	1	2,086	9
Other	—	—	—	1	1,950	1,050	1	1,950	1,050

	152	$1,559,836	$14,327	10	$344,261	$137,538	162	$1,904,097	$151,865

The securities held by the Company are principally mortgage-backed securities or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio is mostly composed of debt securities with AAA rating, except for certain Non-Agency CMOs as described below.
As of March 31, 2009, the U.S. Non-Agency CMO’s that were purchased during the fourth quarter of 2007 as part of the Company’s asset purchase program continued to show significant unrealized losses. Price movement on these securities continues to be affected by U.S. financial market conditions, specifically the non-agency mortgage market as well as by the deterioration of credit performance for underlying mortgage loans, which has resulted in recent downgrades to their ratings. Prices of many of the Company’s non-agency mortgage-backed securities dropped dramatically during 2008 as delinquencies and foreclosures affecting the underlying loans to these securities continued to worsen and as credit markets became highly illiquid beginning in late February and March 2008. During the first quarter of 2009, prices for these securities continue to be under pressure as credit performance for mortgage markets continues to worsen and thus continues to heighten expectations in regards to default rates and loss severities of the securities underlying the collateral. During the first quarter of 2009, certain of the Company’s U.S. Non-Agency CMOs were downgraded to non-investment grade by Moody’s. Nevertheless, the Company has the ability and intent to hold such securities until maturity or until the unrealized losses are recovered.

The underlying collateral for these securities can be split up into two categories: Hybrid ARM’s amounting to $114.8 million and Pay Option ARM’s amounting to $185.1 million. Hybrid ARM collateral has been less impacted by the market turmoil principally due to the fact the underlying characteristics of the collateral provide for more stable cash flows and the delinquencies of the underlying deals has been less than that of the Pay Option ARM backed deals. The bonds are first or second tier super senior or senior mezzanine tranches. These bonds have an average subordination of 26% and a range of subordination from 9% to 47%, beneath them.
Management evaluates other-than-temporary impairment by analyzing several factors, such as different frequency and severity of loss assumptions and understands credit enhancement continues to provide sufficient coverage in regards to these loss assumptions. Management has also compared the subordination on these bonds to Standard & Poor’s current loss estimates and loss estimates are below the current subordination level. As a result of the characteristics of the Option ARMs and Hybrid ARMs, the level of subordination, and the evaluation of possible cash flow scenarios, management concluded the securities are not other-than-temporarily impaired as of March 31, 2009. Management intends and has the ability to hold the securities until value is recovered or principal is collected. It is possible, however, that credit performance of underlying mortgages further deteriorates and in such events, future loss assumptions could change and cause future other-than-temporary impairment charges.
Non-Agency CMO’s also include P.R. Non-Agency CMO’s amounting to $8.6 million that are comprised of subordinate tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounted for these investments under the guidance of Emerging Issue Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”). During the first quarter of 2008, the Company transferred these securities from the trading portfolio to the available for sale portfolio at a price of 41% of par value. Recent price performance of these bonds has generated unrealized losses, driven primarily by liquidity events in the U.S. mortgage market. The delinquency trend of the underlying collateral has deteriorated from original expectations, although performance has been considerably better than that of similar U.S. mortgage backed assets. Furthermore, home prices in Puerto Rico have not experienced the significant deterioration in value as those in the U.S. mainland. During the third quarter of 2008, as part of its impairment testing under EITF 99-20, the Company recognized an other-than-temporary impairment of approximately $0.9 million on one security from this portfolio due to the probability of higher principal and interest losses. Expected losses have not increased for these securities, and management believes they are not other-than-temporarily impaired. In January 2009, the FASB issued an amendment to EITF 99-20 aligning the impairment model of Issue No 99-20 to be more consistent with that of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, by eliminating the requirement to consider market participants’ views of cash flows of a security in determining whether or not an other-than-temporary impairment had occurred. This change was effective for interim and annual reporting periods ending after December 15, 2008. At December 31, 2008, the Company revised its procedures to account for this change and determined that no additional impairments were required under EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”). However, it is possible that future loss assumptions could change and cause future other-than-temporary impairment charges.
8. Pledged Assets
At March 31, 2009 and December 31, 2008, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Securities available for sale	$2,986,472	$2,648,132
Securities held for trading	135,970	198,680
Loans held for sale	160,727	165,929
Loans receivable(1)	199,339	199,603

Total pledged assets	$3,482,508	$3,212,344

(1)	Excludes $2.0 million and $1.9 million at March 31, 2009 and December 31, 2008, respectively, of loan collateral required by the Federal Home Loan Bank of New York.

9. Loans Held for Sale
The following table sets forth certain information regarding Doral Financial’s loans held for sale as of the dates indicated:

LOANS HELD FOR SALE
(In thousands)	MARCH 31, 2009	DECEMBER 31, 2008
Conventional single family residential loans	$153,910	$154,081
FHA/VA loans	198,838	194,241
Commercial loans to financial institutions	18,599	19,527
Construction and commercial real estate loans	17,751	18,761

Total loans held for sale (1)	$389,098	$386,610

(1)	At March 31, 2009 and December 31, 2008, the loans held for sale portfolio includes $1.1 million and $1.1 million, respectively, related to interest-only loans.
At March 31, 2009 and December 31, 2008, loans held for sale amounting to $160.7 million and $165.9 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At March 31, 2009 and December 31, 2008, the loans held for sale portfolio includes $173.9 million and $165.6 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.
As of both March 31, 2009 and December 31, 2008, the Company had a net deferred origination fee on loans held for sale amounting to approximately $0.6 million.

10. Loans Receivable
The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET

	MARCH 31, 2009		DECEMBER 31, 2008
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$462,174	9%	$506,031	9%
Residential mortgage loans	3,688,585	70%	3,650,222	69%
Commercial — secured by real estate	791,149	15%	757,112	14%
Consumer — other:
Personal loans	35,746	1%	37,844	1%
Auto loans	49	0%	122	0%
Credit cards	25,396	1%	26,034	1%
Overdrawn checking accounts	1,435	0%	668	0%
Revolving lines of credit	24,809	0%	25,520	1%
Lease financing receivables	20,738	0%	23,158	0%
Commercial non-real estate	132,447	2%	136,210	3%
Loans on savings deposits	4,436	0%	5,240	0%
Land secured	113,057	2%	118,870	2%

Loans receivable, gross(2)	5,300,021	100%	5,287,031	100%

Less:
Discount on loans transferred(3)	(14,206)		(15,735)
Unearned interest	(1,853)		(2,197)
Deferred loan fees/costs, net	(18,510)		(17,386)
Allowance for loan and lease losses	(143,900)		(132,020)

	(178,469)		(167,338)

Loans receivable, net	$5,121,552		$5,119,693

(1)	Includes $332.2 million and $422.6 million of construction loans for residential housing projects as of March 31, 2009 and December 31, 2008, respectively. Also includes $130.0 million and $83.4 million of construction loans for commercial, condominiums and multifamily projects as of March 31, 2009 and December 31, 2008, respectively.

(2)	Includes $354.5 million and $349.5 million of interest-only loans, as of March 31, 2009 and December 31, 2008, respectively.

(3)	Related to $1.4 billion of loans transferred during 2007, from the loans held for sale portfolio to the loans receivable portfolio. As of March 31, 2009 and December 31, 2008, the outstanding balance of these loans transferred was $1.2 billion for both periods.
At March 31, 2009 and December 31, 2008, loans receivable amounting to $199.3 million and $199.6 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
As of March 31, 2009 and December 31, 2008, the Company had a net deferred origination fee on loans receivable amounting to approximately $18.5 million and $17.4 million, respectively.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, "Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. In assessing the reserves under the discounted cash flows, the Company considers the estimate of future cash flows based on reasonable and supportable assumptions and projections. All available evidence, including estimated costs to sell if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan, is considered in developing those estimates. The likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows.
The following table summarizes the Company’s impaired loans and the related allowance:

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Impaired loans with allowance	$233,500	$207,949
Impaired loans without allowance	155,381	120,378

Total impaired loans	$388,881	$328,327

Related allowance	$50,645	$45,099
Average impaired loans	$358,604	$317,844
As of March 31, 2009 and December 31, 2008, the Company had loans receivable and loans held for sale, including impaired loans, on which the accrual of interest income had been discontinued, amounting to approximately $819.7 million and $721.7 million, respectively. For the quarter ended March 31, 2009, the Company would have recognized $8.6 million in additional interest income had all delinquent loans been accounted for on an accrual basis.
The Company engages in the restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by SFAS No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Such restructures are identified as TDRs and accounted for based on the provision SFAS 114. As of March 31, 2009, the Company had restructured $63.2 million, $47.9 million and $222.7 million of construction, commercial and residential mortgage loans within its portfolio, respectively, that fit the definition of TDR’s.
Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the periods indicated.

	QUARTER ENDED
ALLOWANCE FOR LOAN AND LEASE LOSSES	MARCH 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$132,020	$124,733
Provision for loan and lease losses	23,625	4,786
Losses charged to the allowance	(11,970)	(9,053)
Recoveries	225	716

Balance at end of period	$143,900	$121,182

11. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and 5% or more stockholders for the periods indicated.

(In thousands)	MARCH 31, 2009	DECEMBER 31, 2008
Balance at beginning of period	$2,579	$5,090
New loans	3,174	58
Repayments	(2,043)	(101)
Loans sold	—	(511)
Loans of former officers	—	(1,957)

Balance at end of period (1)	$3,710	$2,579

(1)	At March 31, 2009 and December 31, 2008, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At March 31, 2009 and December 31, 2008, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $3.6 million and $2.4 million, respectively.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the quarters ended March 31, 2009 and 2008, amounted to $0.3 million and $0.4 million, respectively.
For the quarters ended March 31, 2009 and 2008, the Company assumed $0.2 million and $0.3 million, respectively, of the professional services expense related to Doral Holdings.
12. Accounts Receivable
The Company’s accounts receivable amounted to $47.4 million and $45.4 million as of March 31, 2009 and December 31, 2008, respectively. Total accounts receivable for both periods include $21.7 million related to the recognition of a receivable related to the Lehman Brothers Transaction.
Lehman Brothers Transaction
Doral Financial Corporation and Doral Bank PR (combined “Doral”), had counterparty exposure to LBI in connection with repurchase financing agreements and forward TBA (“To-Be Announced”) agreements. LBI was placed in a SIPC liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million. The termination of the agreements caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. They also announced that they expect to have enough assets to cover customer claims but stated that they could not determine at this point what amount would be available to pay general creditors. Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5 and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008 and recorded a net receivable of $21.7 million. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional information on the SIPC proceeding becomes available, Doral may need to accrue further losses or reverse losses already accrued.
The actual loss that may ultimately be incurred by Doral with respect to its pending LBI claim may have a significant adverse impact on the Company’s results of operations.
13. Servicing Activities
The Company routinely originates, securitizes and sells mortgage loans into the secondary market. The Company generally retains the servicing rights and, in the past, also retained interest-only strips. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.
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
The changes in servicing assets measured using the fair value method for the quarters ended March 31, 2009 and 2008 are shown below:

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
Balance at beginning of period	$114,396	$150,238
Capitalization of servicing assets	1,383	929
Change in fair value	(11,353)	(11,597)

Balance at end of period(1)	$104,426	$139,570

(1)	Outstanding balance of loans serviced for third parties amounted to $9.3 billion and $9.9 billion as of March 31, 2009 and 2008, respectively.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at March 31, 2009 and March 31, 2008 was 4.5 years and 6.5 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
The following table shows the changes in the Company’s interest-only strips, included in securities held for trading on the balance sheet, for each of the periods shown:

	QUARTER ENDED
INTEREST-ONLY STRIPS ACTIVITY	MARCH 31,
(In thousands)	2009	2008
Balance at beginning of period	$52,179	$51,928
Amortization	(1,873)	(1,067)
(Loss) gain on the IO value	(562)	677

Balance at end of period	$49,744	$51,538

To determine the value of its portfolio of variable IOs, Doral Financial uses an internal valuation model that forecasts expected cash flows using forward London Interbank Offered Rate (“LIBOR”) rates derived from the LIBOR/Swap yield curve at the date of the valuation. The characteristics of the variable IOs result in an increase in cash flows when LIBOR rates fall and a reduction in cash flows when LIBOR rates rise. This provides a mitigating effect on the impact of prepayment speeds on the cash flows, with prepayment expected to rise when long-term interest rates fall reducing the amount of expected cash flows and the opposite when long-term interest rise. Prepayment assumptions incorporated into the valuation model for variable and fixed IOs are based on publicly available, independently verifiable, prepayment assumptions for FNMA mortgage pools and statistically derived prepayment adjusters based on observed relationships between the Company’s and the FNMA’s U.S. mainland mortgage pool prepayment experiences.
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
This methodology resulted in a constant prepayment rate (“CPR”) of 12.2% and 10.3% for the quarter ended March 31, 2009 and 2008, respectively. The change in the CPR between 2009 and 2008 was due mostly to a generalized decrease in market interest rates. However, Puerto Rico prepayment speeds continue to be slower than U.S. especially considering the persistence of recessionary conditions.
Historically, the IO internal valuation model utilizes a Z-spread approach to determine discount rates. The Z-spread is the market-recognized spread over the LIBOR/Swap curve that takes into consideration incremental yield requirements based on the risk characteristics of a particular instrument. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. The Company obtains FNMA and FHLMC Trust IO Z-spread from major investment banking firms and combines along with base LIBOR/Swap curve and liquidity premiums to generate discount rate assumptions for IOs. The market for Agency Trust IOs showed mixed trends during 2008, with Trust IOs with moderate collateral over performing seasoned collateral, for-like coupon levels. The net effect of Z-spread trends in 2008 was to push discount rates upward, given the seasoning mix of the Company’s IO portfolio, which is predominantly composed by seasoned collateral.
During 2008 and the first quarter of 2009, the Company benchmarked its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. The Company compares the resulting discount rate from its model (blend of LIBOR-Swaps curve and Agency Trust IO Z-spreads) to discount rate levels used by the third party valuation provider in performing valuation of excess servicing portfolios. This methodology resulted in a discount rate for the quarters ended March 31, 2009 and 2008 of 13.0% and 14.4%, respectively.
For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with EITF 99-20. Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs that equals the discount rate used in the internal valuation model. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.

The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2009, were as follows:

	Servicing	Interest-
(Dollars in thousands)	Assets	Only Strips
Carrying amount of retained interest	$104,426	$49,744
Weighted-average expected life (in years)	4.5	4.8

Constant prepayment rate (weighted-average annual rate)	13.9%	12.2%
Decrease in fair value due to 10% adverse change	(5,755)	(1,813)
Decrease in fair value due to 20% adverse change	(11,069)	(3,513)

Residual cash flow discount rate (weighted-average annual rate)	11.4%	13.0%
Decrease in fair value due to 10% adverse change	(3,690)	(1,681)
Decrease in fair value due to 20% adverse change	(7,129)	(3,239)
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
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of March 31, 2009, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

(Dollars in thousands)
Change in Interest	Constant Prepayment	Weighted-Average Expected Life	Change in Fair	Percentage of
Rates (Basis Points)	Rate	(Years)	Value of IOs	Change
+200	7.2%	6.5	$(3,398)	(6.8)%
+100	9.3%	5.7	(1,595)	(3.2)%
+50	10.8%	5.2	(1,095)	(2.2)%
Base	12.2%	4.8	—	0%
-50	14.0%	4.4	582	1.2%
-100	14.9%	4.2	2,344	4.7%
-200	15.8%	4.0	6,628	13.3%
14. Servicing Related Matters
At March 31, 2009, escrow funds and custodial accounts included approximately $86.3 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $25.7 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of March 31, 2009.
15. Other Real Estate Owned
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A loss is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties are charged to expense in the period incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expense within the other expenses caption in the accompanying Consolidated Statements of (Loss) Income. Real estate held for sale totaled to $70.2 million and $61.3 million as of March 31, 2009 and December 31, 2008, respectively.
16. Deposits
The following table summarizes deposit balances:

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Certificates of deposit	$2,712,712	$3,194,379
Regular savings	368,251	338,784
NOW accounts and other transaction accounts	359,003	356,988
Money markets accounts	366,245	276,638

Total interest-bearing	3,806,211	4,166,789
Non interest-bearing deposits	245,031	235,983

Total deposits	$4,051,242	$4,402,772

17. Repurchase Agreements
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

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Non-callable repurchase agreements with a maturities less than or equal to 90 days, at various fixed rates averaging 0.42% and 0.78% at March 31, 2009 and December 31, 2008, respectively	$176,762	$281,447

Non-callable repurchase agreements with maturities ranging from October 2009 to October 2013 (2008 - October 2009 to October 2013), at various fixed rates averaging 3.72% and 3.96% at March 31, 2009 and December 31, 2008, respectively	1,491,762	1,347,500

Callable repurchase agreements with maturities ranging from September 2009 to February 2014, at various fixed rates averaging 4.88% at both March 31, 2009 and December 31, 2008	278,500	278,500

	$1,947,024	$1,907,447

18. Advances from FHLB
Advances from FHLB consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Non-callable advances with maturities ranging from April 2009 to May 2013 (2008 - February 2009 to May 2013), at various fixed rates averaging 3.64% and 3.77% at March 31, 2009 and December 31, 2008, respectively	$951,400	$974,400

Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 1.39% and 4.17% at March 31, 2009 and December 31, 2008, respectively	200,000	200,000

Non-callable advances with maturities ranging from September 2009 to November 2012, tied to 1-month LIBOR adjustable monthly, at a rate of 0.54% and 0.49% at March 31, 2009 and December 31, 2008, respectively	145,000	145,000

Callable advances with maturities ranging from July 2009 to March 2012, at various fixed rates averaging 5.40% at both March 31, 2009 and December 31, 2008, callable at various dates beginning on April 2009 (2008 - January 2009)	304,000	304,000

	$1,600,400	$1,623,400

At March 31, 2009, the Company had pledged qualified collateral in the form of mortgage and investment securities with a market value of $2.0 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
19. Other short-term borrowings
Other short-term borrowings consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Borrowings with the Federal Home Loan Bank, collateralized by securities at a fixed rate of 0.25% and 0.46%, maturing in May 2009 (2008 - January 2009), at March 31, 2009 and December 31, 2008, respectively	$300,000	$55,000
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.25%, with maturities ranging from April 2009 to June 2009	431,000	—
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 1.39%, maturing in January 2009	—	10,000
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.60%, maturing in January 2009	—	138,600
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.42%, maturing in February 2009	—	148,000

	$731,000	$351,600

Maximum borrowings outstanding at any month end during the first quarter of 2009 were $746.0 million. The approximate average daily outstanding balance of short-term borrowings for the first quarter of 2009 was $611.1 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 0.29% during the first quarter of 2009.

20. Loans Payable
At March 31, 2009 and December 31, 2008, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 2.66% and 5.00% at March 31, 2009 and December 31, 2008, respectively	$339,140	$344,257

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.41% and 7.42% at March 31, 2009 and December 31, 2008, respectively	21,791	22,519

	$360,931	$366,776

Maximum borrowings outstanding at any month end during the first quarter of 2009 were $364.8 million. The approximate average daily outstanding balance of loans payable for the first quarter of 2009 was $364.4 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 3.68% during the first quarter of 2009.
At March 31, 2009 and December 31, 2008, the Company had $160.7 million and $165.9 million, respectively, of loans held for sale and $199.3 million and $199.6 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.
21. Notes payable
Notes payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	$98,499	$98,459

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,728	29,709

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,388	39,374

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,452	29,446

Bonds payable secured by mortgage on building at fixed rates ranging from 6.40% to 6.90%, with maturities ranging from June 2009 to December 2029, paying interest monthly	40,335	40,335

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Note payable with a local financial institution, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly	30,624	31,945

	$275,626	$276,868

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2009, the outstanding principal balance of the bonds was $47.9 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2009 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
22. Income Taxes
Background
Income taxes include Puerto Rico income taxes as well as applicable U.S. federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
Under Puerto Rico Income Tax Law, the Company and its subsidiaries are treated as separate taxable entities and do not file consolidated tax returns.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%. On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A, was introduced to the Code to impose a 5% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years commenced after December 31, 2008 and before January 1, 2012. This increases the Company’s income tax rate from 39.0% to 40.9% for tax years from 2009 through 2011.
Doral Financial’s interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans is exempt from Puerto Rico income taxes. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, for which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States.

Income Tax (Benefit) Expense
The components of income tax benefit for the quarters ended March 31, are summarized below:

(In thousands)	2009	2008
Current income tax expense:
Puerto Rico	$343	$347
United States	712	—

Total current income tax expense	1,055	347
Deferred income tax benefit:
Puerto Rico	(1,115)	(1,174)
United States	(48)	199

Total deferred income tax benefit	(1,163)	(975)

Total income tax benefit	$(108)	$(628)

For the quarter ended March 31, 2009, Doral Financial recognized an income tax benefit of $0.1 million compared to $0.6 million for the corresponding 2008 period. The recognition of current income tax expense for the first quarter of 2009 is related to the accrual of interest and penalties on unrecognized tax benefits in Puerto Rico, and in the United States to the operations of its taxable entities. Deferred tax benefit is related to recognition of additional deferred tax assets (“DTA”), primarily net operating losses (“NOLs”) net of amortization of existing DTAs and net of an increase in the valuation allowance.
Deferred Tax Components
The Company’s deferred tax asset consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company. The largest component of the deferred tax asset arises from the differential in the tax basis of IOs sold.
During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement confirmed the previously established tax basis of all the IO transfers within the Doral Financial corporate group. The second agreement clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary. The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 11 year period (15 year original amortization period) in which the amortization deduction of the IO Tax Asset is available.
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
As of March 31, 2009, two of the Company’s Puerto Rico taxable entities had a three year cumulative loss in earnings before tax. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future, considering the criteria of SFAS No. 109. Accordingly, as of March 31, 2009, the Company determined that it was more likely than not that $405.4 million of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At March 31, 2009, the net deferred tax asset associated with these two companies was $16.8 million, compared to $16.5 million at December 31, 2008. Approximately, $84.7 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The allowance also includes a valuation allowance of $4.9 million related to deferred taxes on unrealized losses on cash flow hedges.
Management does not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale since it has the intent and ability to hold these until recovery of value and has therefore determined that a valuation allowance is not necessary at this time.
Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax asset.
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of SFAS No. 109. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
FIN 48
As of March 31, 2009 and 2008, the Company had unrecognized tax benefits of $13.7 million and interest and penalties of $5.5 million and $4.1 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For both quarters ended March 31, 2009 and 2008, the Company recognized approximately $0.3 million in interest and penalties.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of March 31, 2009, the following years remain subject to examination: U.S. Federal jurisdictions — 2003 through 2007 and Puerto Rico — 2004 through 2007.
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
23. Guarantees
In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of March 31, 2009, the Company had outstanding $0.3 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the quarters ended March 31, 2009 and 2008, repurchases amounted to $2.0 million and $1.3 million, respectively.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal or interest whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2009 and December 31, 2008, the outstanding principal balance of such delinquent loans was $169.0 million and $177.0 million, respectively. The Company discontinued the practice of selling loans under these arrangements in 2005.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 - 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years), (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.1 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.0 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements. The Company discontinued the practice of selling loans with recourse obligations in 2005.
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
Doral Financial reserves for its exposure to recourse and the other credit-enhanced transactions explained above amounted $17.9 million and $18.5 million as of March 31, 2009 and December 31, 2008, respectively.
24. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Commitments to extend credit	$119,647	$125,762
Commitments to sell loans	227,807	137,797
Commercial, financial and performance standby letters of credit	325	325

Total	$347,779	$263,884

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under SFAS 133, “Accounting for derivatives instruments and hedging activities” during the period between trade and settlement date.
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
25. Commitments and Contingencies
Total minimum rental commitments for leases in effect at March 31, 2009, were as follow:

(In thousands)
2010	$5,681
2011	5,079
2012	4,495
2013	3,223
2014	3,165
2015 and thereafter	20,712

$42,355

Total rent expense for both quarters ended March 31, 2009 and 2008, amounted to approximately $2.0 million.
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
As a result of an examination conducted during the third quarter of 2008, the Federal Deposit Insurance Corporation (“FDIC”) has notified Doral Bank PR that it was likely that civil monetary penalties of approximately $38,000 would be assessed related to deficiencies in compliance with the National Flood Insurance Act as a result of flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtain flood insurance in a timely manner. The aforementioned amount in civil monetary penalties is estimated and subject to a final determination from the FDIC.
On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and the Recapitalization. The order replaced the Memorandum of Understanding with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order required Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (“BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order further required Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance, OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also required Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). On September 15, 2008, the FDIC terminated this consent order. As the Look Back Review was in process, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covers the remaining portion of the Look Back Review.
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
26. Stock Option and Other Incentive Plans
On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaces the 2004 Omnibus Incentive Plan.

The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. As of March 31, 2009, employee options had not been granted.
On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock shall become 100% vested and non-forfeitable on the first anniversary of the grant date. The stock options vest ratably over a five year period commencing with the grant date.
No options were granted by the Company for the quarter ended March 31, 2009.
The Plan is accounted for following the provision of SFAS No. 123R, “Share-Based Payment”, as amended. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.
Stock-based compensation recognized at March 31, 2009 is as follows:

QUARTER ENDED
(In thousands)	MARCH 31, 2009
Stock-based compensation recognized, net	$51

Unrecognized at end of period	$437

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.5
Expected volatility	39%
Expected dividend yield	0%
Risk-free interest rate	3.49%
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
As of March 31, 2009, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $437,000, which includes $404,000 and $33,000 related to stock options and restricted stocks awards granted, respectively. That cost is expected to be recognized over a period of 5 years. As of March 31, 2009, the total fair value of shares and restricted stock was $580,051. No stock option awards were granted during the first quarter of 2009.

27. Earnings Per Share Data
The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended
	March 31,
(Dollars in thousands, except per share amounts)	2009	2008
Net Loss:

Net loss	$(46,290)	$(2,298)

Convertible preferred stock dividend(1) (2)	(4,097)	(4,097)

Nonconvertible preferred stock dividend(1) (2)	(4,228)	(4,228)

Net loss attributable to common shareholders	$(54,615)	$(10,623)

Weighted-Average Shares(3):

Weighted-average number of common shares outstanding(3) (4) (5)	53,810,110	53,810,110

Net Loss per Common Share:

Basic	$(1.01)	$(0.20)

Diluted	$(1.01)	$(0.20)

(1)	For the quarters ended March 31, 2009 and 2008, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends is effective and commences with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

(3)	Weighted-average number of common shares outstanding represents the basic and diluted loss per common shares, respectively, for each of the periods presented.

(4)	Excludes unvested shares of restricted stock.

(5)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of March 31, 2009, there were 80,000 and 8,000 outstanding stock options and shares of restricted stock, respectively, that were excluded from the computation of diluted earnings per common share for the quarter ended March 31, 2009 because the Company reported a net loss for such periods.

28. Fair Value of Assets and Liabilities
The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, Doral may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.
The Company adopted SFAS No. 159, “The Fair Value Option for Financing Assets and Financing Liabilities,” (“SFAS 159”), in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
Fair Value Hierarchy
Under SFAS No. 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
• Level 1 - Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.
• Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.
• Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
Determination of Fair Value
Under SFAS No. 157, the Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.
Fair value measurements for assets and liabilities where there is limited or no observable market data are based primarily upon the Company’s estimates, and are generally calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the fair values represent management’s estimates and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.
Following is a description of valuation methodologies used for instruments recorded at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Securities held for trading: Securities held for trading are reported at fair value and consist primarily of securities and derivatives held for trading purposes. The valuation method for trading securities is the same as the methodology used for securities classified as Available for Sale. The valuation methodology for interest-only strips and derivatives are described in the Servicing assets and interest-only strips, and Derivatives sections, respectively.
For residual CMO certificates included in trading securities, the Company uses a cash flow model to value the securities. Doral utilizes the collateral’s statistics available on Bloomberg such as forecasted prepayment speed, weighted-average remaining maturity, weighted-average coupon and age. Based on the Bloomberg information, the Company forecasts the cash flows and then discounts it at the discount rate used for the period. For purposes of discounting, the Company uses the same Z-spread methodology used for the valuations of Doral’s floating rate IOs.
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. Level 1 securities (held for trading) include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency collateralized mortgage obligations, municipal bonds, and agency mortgage-backed securities. Level 3 securities include non-agency and agency CMOs for which quoted market prices are not available. For determining the fair value of Level 3 securities available for sale, the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including prepayment speeds, loss assumptions and discount rates.
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3.
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
Real estate held for sale: The Company acquires real estate through foreclosure proceedings. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A loss is recognized for any initial write down to fair value less costs to sell. The fair value of the properties is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties, which are not market observable. The Company records nonrecurring fair value adjustments to reflect any losses in the carrying value arising from periodic appraisals of the properties charged to expense in the period incurred. The Company classifies real estate held for sale subject to nonrecurring fair value adjustments as Level 3.
Other assets: The Company may be required to record certain assets at fair value on a nonrecurring basis. These assets include premises and equipment, goodwill, and certain assets that are part of CB, LLC. CB, LLC is an entity formed to manage a residential real estate project that Doral Bank PR received in lieu of foreclosure. Fair value measurements of these assets use significant unobservable inputs and, accordingly, are classified as Level 3.
Premises and equipment: Premises and equipment are carried at cost. However, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company recognizes an impairment loss based on the fair value of the property, which is generally obtained from appraisals. Property impairment losses are recorded as part of occupancy expenses in the Consolidated Statement of Loss.
Goodwill: Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In determining the fair value of a reporting unit the Company uses a discounted cash flow analysis. Goodwill impairment losses are recorded as part of other expenses in the Consolidated Statement of Loss.
CB, LLC: Events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable, such as for land and the inventory of housing units. For those assets, the Company measures fair value from appraisals and a cash flow analysis of the expected selling price of the remaining housing units. Impairment losses are recorded as part of occupancy expenses in the Consolidated Statement of Loss.
Derivatives: Substantially all of the Company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, Doral Financial measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and volatilities surfaces. The non-performance risk is evaluated internally considering collateral held, remaining term and the creditworthiness of the entity that bears the risk. These derivatives are classified as Level 2. Level 2 derivatives consist of interest rate swaps and interest rate caps.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the balance of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$226,800	$176,258	$—	$50,542	(1)
Securities available for sale	3,354,180	—	3,008,204	345,976
Derivatives(2)	174	—	174	—
Servicing assets	104,426	—	—	104,426

	$3,685,580	$176,258	$3,008,378	$500,944

Liabilities:
Derivatives(3)	$15,676	$—	$15,676	$—

(1)	Represents interest-only strips, of which variable interest-only strips represent substantially all of the balance. Also, includes derivatives.

(2)	Includes as part of securities held for trading in the Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Statement of Financial Condition.

	December 31, 2008
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$251,590	$198,680	$—	$52,910	(1)
Securities available for sale	3,429,151	—	3,038,517	390,634
Derivatives(2)	287	—	287	—
Servicing assets	114,396	—	—	114,396

	$3,795,424	$198,680	$3,038,804	$557,940

Liabilities:
Derivatives(3)	$15,283	$—	$15,283	$—

(1)	Represents interest-only strips, of which variable interest-only strips represent substantially all of the balance. Also, includes derivatives.

(2)	Includes as part of securities held for trading in the Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Statement of Financial Condition.

The changes in Level 3 of financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Securities	Securities	Servicing
(In thousands)	Held for Trading	Available for Sale	Assets
March 31, 2009

Beginning balance	$52,910	$390,634	$114,396
Change in fair value	(2,368)	(35,797)	(11,353)
Principal repayment /amortization of premium and discount	—	(8,861)	—
Capitalization / sales, net	—	—	1,383

Ending balance	$50,542	$345,976	$104,426

December 31, 2008

Beginning balance	$67,992	$6,366	$150,238
Change in fair value	(803)	62,878	(42,642)
Principal repayment /amortization of premium and discount	(91)	(11,134)	—
Transfer	(14,188)	332,524	—
Capitalization / sales, net	—	—	6,800

Ending balance	$52,910	$390,634	$114,396

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held on the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at year end.

(In thousands)	Carrying Value	Level 1	Level 2	Level 3
March 31, 2009

Loans receivable (1)	$89,346	$—	$—	$89,346
Real estate held for sale(2)	14,043	—	—	14,043

Total	$103,389	$—	$—	$103,389

December 31, 2008

Loans receivable(1)	$77,966	$—	$—	$77,966

(1)	Represents the carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

The following table summarizes total losses attributable to the change in unrealized gains or losses relating to assets (classified as level 3) held at the reporting periods.

		Loss for the Quarter Ended
	Location of Loss Recognized in	March 31,
(In thousands)	the Income Statement	2009	2008
Loans receivable	Provision for loan and lease losses	$(706)	$(4,553)

Real estate held for sale	Other expenses	$(1,406)	$—

29. Derivatives
Doral Financial uses derivatives to manage its exposure to interest rate risk. Derivatives include interest rate swaps, interest rate caps and forward contracts. Doral Financial accounts for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. The fair value of derivatives accounted as hedges is also reported net of accrued interest. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as other liabilities.
As of March 31, 2009 and December 31, 2008, the Company had the following derivative financial instruments outstanding:

	March 31, 2009			December 31, 2008
		Fair Value			Fair Value
	Notional			Notional
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$345,000	$—	$(15,219)	$345,000	$—	$(15,096)
Other Derivatives:
Interest rate caps	270,000	174	—	270,000	287	—
Forward contracts	31,000	—	(457)	35,000	—	(187)

Total	$646,000	$174	$(15,676)	$650,000	$287	$(15,283)

The following table summarizes the total derivatives positions at March 31, 2009 and 2008, respectively, and their different designations. Also, includes net losses on derivatives positions for the periods indicated.

		March 31, 2009
	Location of Loss Recognized in the	Notional	Fair
(In thousands)	Income Statement	Amount	Value	Net Loss
Derivatives not designated as hedges:

Interest rate caps	Net (loss) gain on securities held for trading	$270,000	$174	$(113)
Forward contracts	Net (loss) gain on securities held for trading	31,000	(457)	(1,031)

		$301,000	$(283)	$(1,144)

		March 31, 2008
	Location of Loss Recognized in the	Notional	Fair
(In thousands)	Income Statement	Amount	Value	Net Loss
Derivatives not designated as hedges:

Other derivatives
Interest rate swaps	Net (loss) gain on securities held for trading	$—	$—	$(157)
Interest rate caps	Net (loss) gain on securities held for trading	270,000	992	(490)
Forward contracts	Net (loss) gain on securities held for trading	26,000	(756)	(710)

		$296,000	$236	$(1,357)

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate changes. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest margin is not, on a material basis, adversely affected by movements in interest rates. To achieve its risk management objectives, the Company uses a combination of term funding, derivative financial instruments, particularly interest rate swaps, caps, as well as other types of contracts such as forward sales commitments.
Doral Financial’s interest rate swaps had weighted average receive rates of 1.03% and 2.63% and weighted average pay rates of 3.63% and 3.63% at March 31, 2009 and December 31, 2008, respectively.
The following table discloses Doral Financial’s derivative financial instruments classification and hedging relationships:

	March 31, 2009			December 31, 2008
		Fair Value			Fair Value
	Notional			Notional
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives designated as cash flow hedges:
Hedging Advances from FHLB	$345,000	$—	$(15,219)	$345,000	$—	$(15,096)
Derivatives not designated as cash flow hedges	301,000	174	(457)	305,000	287	(187)

Total	$646,000	$174	$(15,676)	$650,000	$287	$(15,283)

Cash Flow Hedges
As of March 31, 2009 and December 31, 2008, the Company had $345.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2009 and November 2012. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate Advances from FHLB. For the quarter ended March 31, 2009 and 2008, no ineffectiveness was recognized. As of March 31, 2009 and March 31, 2008, the amount of cash flow hedges included in accumulated other comprehensive loss was an unrealized loss of $12.5 million and $3.7 million, respectively, which the Company expects to reclassify approximately $8.7 million and $2.2 million, respectively, as a charge to earnings during the next twelve months.

	Location of Loss			Accumulated	Loss Reclassified from
	Reclassified from			Other	Accumulated Other
	Accumulated Other			Comprehensive	Comprehensive Loss to
	Comprehensive Loss to	Notional	Fair	Loss for the	Income for the Quarter
(In thousands)	Income	Amount	Value	Quarter Ended	Ended
Cash flow Hedges

March 31, 2009
Interest rate swaps	Interest expense — Advances from FHLB	$345,000	$(15,219)	$1,205	$(1,394)

March 31, 2008

Interest rate swaps	Interest expense — Advances from FHLB	$195,000	$(8,238)	$(3,167)	$(311)
Trading and Non-Hedging Activities
Doral Financial held $301.0 million and $305.0 million in notional value of derivatives not designated as cash flow hedges at March 31, 2009 and December 31, 2008, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of March 31, 2009 and December 31, 2008, the Company had outstanding interest rate caps with a notional amount of $270.0 million. For the quarters ended March 31, 2009 and March 31, 2008, the Company recognized losses of $0.1 million and $0.5 million, respectively, on interest rate caps transactions.
The Company entered into forward contracts to create an economic hedge on its mortgage warehouse line. As of March 31, 2009 and December 31, 2008, the Company had forwards with a notional amount of $31.0 million and $35.0 million, respectively, and recorded losses of $1.0 million and $0.7 million for the quarters ended March 31, 2009 and 2008, respectively.
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Doral Financial’s maximum loss related to credit risk is equal to the gross fair value of its derivative instruments. Doral Financial deals only with derivative dealers that are national market makers with strong credit ratings in their derivatives activities. The Company further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to Doral Financial when their unsecured loss positions exceed certain negotiated limits.
All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at March 31, 2009 and December 31, 2008 was not considered material.
30. Segment Information
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
The following table presents net interest income, non-interest income (loss), net income (loss) and identifiable assets for each of the Company’s reportable segments for the quarter ended March 31, 2009 and 2008. This reportable structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR as part of the banking segment.

(In thousands)	Mortgage		Institutional	Insurance	Intersegment
March 31, 2009	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$4,249	$30,887	$—	$—	$934	$36,070
(Recovery) provision for loan and lease losses	(7,776)	31,401	—	—	—	23,625
Non-interest income	5,034	(2,042)	—	2,525	(3,934)	1,583
Income (loss) before income taxes	11	(46,958)	—	1,836	(1,287)	(46,398)
Net income (loss)	1,574	(47,965)	—	1,388	(1,287)	(46,290)
Identifiable assets	1,671,794	9,196,964	1,789	29,809	(785,689)	10,114,667

	Mortgage		Institutional	Insurance	Intersegment
March 31, 2008	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$4,895	$33,795	$—	$—	$354	$39,044
Provision for loan and lease losses	840	3,946	—	—	—	4,786
Non-interest income	7,645	13,980	138	3,014	(7,398)	17,379
(Loss) income before income taxes	(1,643)	1,247	65	2,258	(4,853)	(2,926)
Net income (loss)	5,774	(4,626)	31	1,377	(4,854)	(2,298)
Identifiable assets	2,131,266	8,968,115	1,952	22,636	(652,532)	10,471,437

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)
March 31, 2009	Puerto Rico	Mainland US	Eliminations	Totals
Net interest income	$33,265	$2,718	$87	$36,070
Provision for loan and lease losses	23,579	46	—	23,625
Non-interest income	1,270	400	(87)	1,583
(Loss) income before income taxes	(47,860)	1,462	—	(46,398)
Net (loss) income	(47,088)	798	—	(46,290)
Identifiable assets	9,981,496	283,875	(150,704)	10,114,667

March 31, 2008	Puerto Rico	Mainland US	Eliminations	Totals
Net interest income	$37,660	$1,313	$71	$39,044
Provision (recovery) for loan and lease losses	4,888	(102)	—	4,786
Non-interest income	16,905	602	(128)	17,379
(Loss) income before income taxes	(3,725)	787	12	(2,926)
Net (loss) income	(2,898)	588	12	(2,298)
Identifiable assets	10,402,038	147,883	(78,484)	10,471,437
31. Subsequent events
Preferred stock conversion. The Company’s Board of Directors approved in May 2009 an offering to exchange a stated amount of its newly issued common stock and cash in exchange a limited number of preferred stock shares. Each of the four series of Doral Financial Corporation preferred stock is eligible for exchange, but priority of acceptance is given to the perpetual cumulative convertible preferred stock. The offer to exchange commenced on May 7, 2009 and expires on June 8, 2009.

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Doral Financial may make forward-looking statements in its press releases, other filings with the Securities and Exchange Commission (“SEC”) or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements include descriptions of products or services, plans or objectives for future operations, and forecasts of revenues, earnings, cash flows or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and are generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “may” or similar expressions.
Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	the continued recessionary conditions of the Puerto Rico and the United States economies and the continued weakness in the performance of the United States capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability of our funding sources;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which may lead to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment of such assets under generally accepted accounting principles in the United States of America (“GAAP”) if it were also concluded that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold assets to maturity or for a period of time sufficient to allow for recovery of the amortized cost of such assets;

•	our ability to derive sufficient income to realize the benefit of the deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	the ability of our banking subsidiaries to issue brokered certificates of deposits as one of their funding sources;

•	increased funding costs due to continued market illiquidity and increased competition for funding;

•	changes in interest rates and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	our ability to collect payment of a receivable from Lehman Brothers, Inc. (“LBI”), which results from the excess of the value of securities owned by Doral Financial that were held by LBI above the amounts owed by Doral Financial under certain terminated repurchase agreements and forward agreement. Based on the information available to Doral Financial regarding the Securities Investor Protection Corporation (“SIPC”) liquidation proceeding for LBI, the status of its claim and the deteriorating conditions of the financial markets during the fourth quarter of 2008, Doral Financial accrued a loss of $21.6 million against the $43.3 million receivable as of December 31, 2008. As additional information becomes available, Doral Financial may need to accrue further losses or reverse losses already accrued. The actual loss that may ultimate be incurred by Doral Financial with respect to its pending LBI claim may have a significant adverse impact on Doral Financial’s results of operations;

•	the fiscal and monetary policy of the federal government and its agencies;

•	potential adverse development from ongoing enforcement actions by bank regulatory agencies;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States; and

•	potential adverse outcome in the legal or regulatory proceedings described in Item 3 of Part I in the Company’s 2008 Annual Report on Form 10-K.
Doral Financial does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
Investors should carefully consider these factors and the risk factors outlined under Item 1A. Risk Factors, in Doral Financial’s 2008 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of Doral Financial Corporation and its wholly-owned subsidiaries (the “Company”) and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.
In addition to the information contained in this Form 10-Q, readers should consider the description of the Company’s business contained in Item 1 of the Company’s Form 10-K for the year ended December 31, 2008. While not all inclusive, Items 1 and 1A of the Form 10-K disclose additional information about the business of the Company, risk factors, many beyond the Company’s control, and further provide discussion of the operating results, financial condition and credit, market and liquidity risks than that which is presented in the narrative and tables included herein.
OVERVIEW OF RESULTS OF OPERATIONS
Net loss for the quarter ended March 31, 2009 amounted to $46.3 million, compared to $2.3 million for the comparable 2008 period. The Company’s financial performance for the first quarter of 2009, compared to the first quarter of 2008, was driven by (1) a $3.0 million reduction in net interest income primarily related to a decrease in interest income partially offset by a reduction in interest expense; (2) an $18.8 million increase in the provision for loan and lease losses; (3) a $15.8 million decrease in non-interest income driven principally by losses on its MSR valuation and related economic hedge; and (4) a $5.9 million increase in non-interest expenses driven primarily by a severance expense resulting from a reduction in force during the first quarter of 2009.
The significant items of the Company’s financial results for the quarter ended March 31, 2009 included the following:
•	Net loss attributable to common shareholders for the first quarter of 2009 amounted to $54.6 million, or a diluted loss per share of $1.01, compared to $10.6 million, or a diluted loss per share of $0.20, for the corresponding 2008 period.

•	Net interest income for the first quarter of 2009 was $36.1 million, compared to $39.0 million for the comparable period in 2008. The decrease of $2.9 million in net interest income for 2009, compared to 2008, was mainly related to a reduction in interest income of $11.6 million, partially offset by a decrease in interest expense of $8.6 million. The reduction in interest income was principally related to (i) a reduction of $6.2 million in income on other interest-earning assets; (ii) a reduction of $3.8 million in interest income on loans; (iii) a reduction of $9.9 million in interest income on investment securities; (iv) partially offset by an increase of $8.3 million in interest income on mortgage-backed securities. Interest income was directly affected by the lower average market interest rates on the floating rate investment securities held by the Company. The reduction in interest expense resulted from the lower average market interest rates and repositioning of the Company’s funding by replacing certain callable brokered deposits with lower cost funding.

•	The provision for loan and lease losses was $23.6 million, compared to $4.8 million for the same period in 2008. The increase in the provision for loan and lease losses resulted from the effects of continuing deterioration of the Puerto Rico economy on the residential real estate market, causing lower home absorption rates on new construction, increased defaults on existing mortgages, weakening economic situation of existing borrowers, and the need to increase loan loss reserves.

•	Non-interest income for the first quarter of 2009 was $1.6 million, compared to $17.4 million for the corresponding period in 2008. The decrease in non-interest income of $15.8 million for the first quarter of 2009, compared to the same period in 2008, resulted from a decrease in the U.S. Treasury securities portfolio value of $7.3 million in the first quarter of 2009 compared to an increase in portfolio value of $7.4 million in the first quarter of 2008, and a $1.2 million increase in loss on the value of the interest-only strip. The Company uses U.S. Treasury securities in its hedging programs and classifies the portfolio as trading, thereby requiring mark-to-market accounting for the securities.

•	Non-interest expense for the first quarter of 2009 was $60.4 million, compared to $54.6 million for the corresponding period in 2008, an increase of $5.8 million. Severance expenses associated with a reduction in work force executed during the first quarter of 2009 resulted in an increase in compensation expense of $3.8 million compared to first quarter 2008. The reduction in force recognized the reduced level of business activity in Puerto Rico and positions the bank for more efficient operations in future periods. In addition, increases in professional expenses related to legacy issues, FDIC insurance expense and EDP expenses were partially offset by decreases in advertising and depreciation and amortization expenses.

•	The Company reported other comprehensive losses of approximately $12.7 million for the first quarter of 2009 compared to $57.2 million for the corresponding 2008 period. The Company’s other comprehensive loss for the first quarter of 2009 resulted principally from the reduction in value of its available for sale securities portfolio. As of March 31, 2009, the Company’s accumulated other comprehensive loss (net of income tax benefit) totaled $135.9 million, compared to $123.2 million as of December 31, 2008.

•	Doral Financial’s loan production for the first quarter of 2009 was $242.3 million, compared to $372.1 million for the comparable period in 2008, a decrease of approximately 35%. The decrease in Doral Financial’s loan production for the first quarter of 2009 reflects the reduction in Puerto Rico real estate purchase and mortgage lending activity caused by the end of the Puerto Rico government tax incentive program for the purchase of new homes, and changes in laws and regulations, such as the recent amendment to the Puerto Rico Notary Law that led to an increase in the closing costs and fees payable by persons involved in real estate purchase and mortgage loan transactions in Puerto Rico, as well as tighter loan underwriting standards.

•	Total assets as of March 31, 2009 and December 31, 2008, remained relatively stable at $10.1 billion. A decrease of $103.4 million in the Company’s investment securities portfolio was partially offset by increases in cash and due from banks of $28.3 million, money market investments of $57.2 million and loans of $4.3 million. Total liabilities were $9.3 billion at March 31, 2009, compared to $9.2 billion at December 31, 2008. Total liabilities were affected by a decrease of $351.5 million in deposits that was offset by an increase of $379.4 million in short-term borrowings.

The following table sets forth certain selected financial data as of the dates indicated and for the periods indicated. This information should be read in conjunction with the Company’s financial statements and the related notes thereto.
TABLE A
SELECTED FINANCIAL DATA

	March 31,
	2009	2008
Selected Income Statement Data:
Interest income	$116,494	$128,108
Interest expense	80,424	89,064

Net interest income	36,070	39,044
Provision for loan and lease losses	23,625	4,786

Net interest income after provision for loan and lease losses	12,445	34,258
Total non-interest income	1,583	17,379
Non-interest expenses	60,426	54,563

Loss before income taxes	(46,398)	(2,926)
Income tax benefit (1)	(108)	(628)

Net loss	$(46,290)	$(2,298)

Net loss attributable to common shareholders	$(54,615)	$(10,623)

Net loss per common share(2)	$(1.01)	$(0.20)

Cash Dividends Declared, Preferred Stock	$8,325	$8,325
Book Value Per Common Share	$4.92	$13.11
Weighted — Average Common Shares Outstanding	53,810,110	53,810,110

TABLE A
SELECTED FINANCIAL DATA

	March 31,
	2009	2008
Common shares outstanding at end of period	53,810,110	53,810,110

Selected Balance Sheet Data at Period End:
Total investment securities	$3,695,582	$3,587,300
Total loans(3)	5,510,650	5,405,219
Servicing assets, net	104,426	139,570
Total assets	10,114,667	10,471,437
Deposit accounts	4,051,242	4,128,535
Total borrowings	4,914,981	4,671,386
Total liabilities	9,276,768	9,192,532
Preferred stock	573,250	573,250
Common stock	538	538
Stockholders’ equity	837,899	1,278,905
Selected Average Balance Sheet Data at Period End:
Total interest-earning assets	9,421,720	8,738,164
Total assets	10,027,573	9,559,465
Total interest-bearing liabilities	8,584,069	7,590,977
Total stockholders’ equity	852,822	1,261,229
Operating Data:
Loan production	$242,338	$372,074
Loan servicing portfolio(4)	9,267,513	9,874,498
Selected Financial Ratios(5)
Performance:
Net interest margin	1.55%	1.80%
Return on average assets	(1.87)%	(0.10)%
Return on average common equity	(79.23)%	(6.21)%
Average common equity to average assets	2.79%	7.20%
Capital:
Leverage ratio	7.18%	10.15%
Tier 1 risk-based capital ratio	11.82%	15.17%
Total risk-based capital ratio	16.16%	16.49%

(1)	See Note 22 of the consolidated financial statements for an explanation of the computation of income tax benefit.

(2)	For the quarters ended March 31, 2009 and 2008, net loss per common shares represents the basic and diluted loss per common shares, respectively, for each of the periods presented.

(3)	Includes loans held for sale.

(4)	Represents the total portfolio of loans serviced for third parties. Excludes $4.2 billion and $3.7 billion of mortgage loans owned by Doral Financial at March 31, 2009 and 2008, respectively.

(5)	Average balances are computed on a daily basis.
SUBSEQUENT EVENTS
Preferred Stock Conversion
The Company’s Board of Directors approved in May 2009 an offering to exchange a stated amount of its newly issued common stock and cash in exchange a limited number of preferred stock shares. Each of the four series of Doral Financial Corporation preferred stock is eligible for exchange, but priority of acceptance is given to the perpetual cumulative convertible preferred stock. The offer to exchange commenced on May 7, 2009 and expires on June 8, 2009.
The Company is making this offer to reduce future dividend obligations and to improve its capital structure. If the preferred securities are acquired at the amount offered, the Company will increase its tangible common shareholders equity (common shareholders equity less intangible assets) on an aggregate and per share basis. The exchange would also increase regulatory Tier 1 capital. The Company believes the expected increase in tangible common equity capitalization and preservation of liquidity as a result of this offer will improve our ability to operate in the current economic environment and enhance our long-term financial stability.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of March 31, 2009. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
RECENT ACCOUNTING PRONOUNCEMENTS
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions Than Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate when a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management will adopt the accounting and disclosure requirements for the second quarter of 2009, and is currently evaluating the effect of adopting the guidance.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This FSP amends the other-than-temporary impairment guidance for debt securities (FAS 115 and EITF 99-20) to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, the entity is also required to early adopt this FSP. Additionally, if an entity elects to early adopt this FSP, it is required to adopt early FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company will adopt the standard for the second quarter of 2009.
Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require the disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is evaluating the enhanced disclosure requirements for the second quarter of 2009.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain on mortgage loan sales and fees; (3) trading activities; (4) investment activities; (5) servicing loss; and (6) commissions, fees and other income.
NET INTEREST INCOME
Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short-term interest rates. Please refer to “Risk Management” below for additional information on the Company’s exposure to interest rate risk.
Net interest income for the quarter ended March 31, 2009 totaled to $36.1 million, compared to $39.0 million for the corresponding 2008 period, a decrease of $2.9 million, or 7.6%. This decrease in net interest income was driven by a reduction in interest income of $11.6 million, primarily related to (i) a reduction of $6.2 million in interest income on other interest-earning assets associated with the reduction in the average balance of money markets as a result of the use of these instruments to finance the purchase of securities associated with the Company’s plan to replace its earning assets (“Asset Replacement Program”); (ii) a reduction of $3.8 million in interest income on loans primarily related to the increase in delinquencies in the Company’s loan portfolio between periods of $147.9 million; (iii) a reduction of $9.9 million in interest income on investment securities partially related to the reduction of $0.5 billion associated to the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with Lehman Brothers, Inc. (“LBI”); (iv) partially offset by an increase of $8.3 million in interest income on mortgage-backed securities associated with the purchase of securities through the Asset Replacement Program.
The decrease in interest income was partially offset by a decrease in interest expense. Interest expense decreased by $8.6 million, or 9.7% for the quarter ended March 31, 2009, compared to the corresponding 2008 period. The decrease in interest expense was driven by (i) a decrease of $4.4 million in interest expense on deposits as a result of repositioning of the Company’s deposits products, driven by the run off of brokered deposits and the general decline in interest rates; and (ii) a reduction of $4.2 million in borrowing costs also associated with the general decline in interest rates and lower borrowing costs under lines of credit with the Federal Home Loan Bank and an auction of term funds to depository institutions granted by the Federal Reserve under the Term Auction Facility (“TAF”).
There was an increase in the average balance of interest-earning assets of $0.7 billion, when comparing the first quarter of 2009 to the corresponding 2008 period, mainly due to an increase of approximately $1.9 billion in the average balance of mortgage-backed securities partially offset by a reduction of $0.7 billion in investment securities and a reduction of $0.7 billion in the average balance of other interest-earning assets associated with the decrease in money market investments. For the quarter ended March 31, 2009, the average balance of interest-bearing liabilities increased by $1.0 billion, compared to the corresponding 2008 period. This increase in the average balance of interest-bearing liabilities was primarily related to average balance of other short-term borrowings, which represents the balance of a line of credit with the Federal Home Loan Bank and term funds under TAF, as well as an increase in average repurchase agreements. The increase in the average balance of interest-earning assets coupled with the increase in the average balance of the interest-bearing liabilities resulted in an increase in leverage and a decrease in interest rate margin from 1.80% for the quarter ended March 31, 2008 to 1.55% for the quarter ended March 31, 2009.
The following table presents, for the periods indicated, Doral Financial’s average balance sheet, the total dollar amount of interest income from its average interest-earning assets and the related yields, as well as the interest expense on its average interest-bearing liabilities, expressed in both dollars and rates, and the net interest margin and spread. This table does not reflect any effect of income taxes. Average balances are based on average daily balances.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(Dollars in thousands)

	QUARTER ENDED MARCH 31,
	2009			2008
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,594,175	$81,588	5.91%	$5,450,698	$85,382	6.30%
Mortgage-backed securities	3,129,230	27,381	3.55%	1,265,345	19,102	6.07%
Interest-only strips	51,662	1,628	12.78%	46,658	1,674	14.43%
Investment securities	515,523	4,907	3.86%	1,174,303	14,766	5.06%
Other interest-earning assets	131,130	990	3.06%	801,160	7,184	3.61%

Total interest-earning assets/interest income	9,421,720	$116,494	5.01%	8,738,164	$128,108	5.90%

Total non-interest-earning assets	605,853			821,301

Total assets	$10,027,573			$9,559,465

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,911,483	$38,207	3.96%	$3,861,770	$42,648	4.44%
Repurchase agreements	1,805,528	17,232	3.87%	1,536,188	18,313	4.79%
Advances from FHLB	1,615,256	16,014	4.02%	1,523,560	17,258	4.56%
Other short-term borrowings	611,064	436	0.29%	—	—	—
Loans payable	364,357	3,309	3.68%	390,840	5,509	5.67%
Notes payable	276,381	5,226	7.67%	278,619	5,336	7.70%

Total interest-bearing liabilities/interest expense	8,584,069	$80,424	3.80%	7,590,977	$89,064	4.72%

Total non-interest-bearing liabilities	590,682			707,259

Total liabilities	9,174,751			8,298,236
Stockholders’ equity	852,822			1,261,229

Total liabilities and stockholders’ equity	$10,027,573			$9,559,465

Net interest-earning assets	$837,651			$1,147,187
Net interest income on a non-taxable equivalent basis		$36,070			$39,044

Interest rate spread(3)			1.21%			1.18%
Interest rate margin(4)			1.55%			1.80%
Net interest-earning assets ratio(5)			109.76%			115.11%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $238,000 and $293,000 for the first quarter of 2009 and 2008, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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
TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(In thousands)

	QUARTER ENDED
	MARCH 31,
	2009 COMPARED TO 2008
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$2,040	$(5,834)	$(3,794)
Mortgage-backed securities	27,795	(19,516)	8,279
Interest-only strips	172	(218)	(46)
Investment securities	(8,316)	(1,543)	(9,859)
Other interest-earning assets	(6,015)	(179)	(6,194)

TOTAL INTEREST INCOME VARIANCE	$15,676	$(27,290)	$(11,614)

INTEREST EXPENSE VARIANCE
Deposits	$507	$(4,948)	$(4,441)
Repurchase agreements	3,109	(4,190)	(1,081)
Advances from FHLB	991	(2,235)	(1,244)
Other short-term borrowings	—	436	436
Loans payable	(377)	(1,823)	(2,200)
Notes payable	(74)	(36)	(110)

TOTAL INTEREST EXPENSE VARIANCE	$4,156	$(12,796)	$(8,640)

NET INTEREST INCOME VARIANCE	$11,520	$(14,494)	$(2,974)

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
Doral Financial’s provision for loan and lease losses for the quarter ended March 31, 2009 amounted to $23.6 million, compared to $4.8 million for the corresponding period in 2008. The increase of $18.8 million in the provision for loan and lease losses was primarily attributable to the deterioration in the performance of the construction portfolio, with a $11.8 million increase compared to the corresponding 2008 period. The construction provision was mainly due to adverse developments in five loans with a combined outstanding balance of $71.5 million driving $11.0 million in additional provisions for the quarter ended March 31, 2009. Provision for the commercial and residential mortgage portfolios amounted to $7.4 million and $4.4 million, respectively, for the quarter ended March 31, 2009, compared to $4.2 million and $2.5 million, respectively, for the corresponding period in 2008. These increases were mainly driven by higher delinquency attributable to the deterioration in the local macroeconomic conditions.

The Company anticipates a continued deterioration in asset quality during the next several quarters due to the continued deterioration of the Puerto Rico economy. The continued Puerto Rican recession may result in continued high loan loss provisions and charge-offs of loans against previously established loan loss reserves.
Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
NON-INTEREST INCOME
Non-interest income consists of net gain on mortgage loan sales and fees, net (loss) gain on securities held for trading, net (loss) gain on investment securities, servicing loss and commissions, fees, and other income.

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
Non-interest income:
Net gain on mortgage loan sales and fees	$1,719	$2,368
Net (loss) gain on securities held for trading, including gains and losses on the fair value of IOs	(7,328)	7,668
Net (loss) gain on investment securities	(13)	194
Servicing loss (net of mark-to-market adjustment)	(2,775)	(2,711)
Commissions, fees and other income	9,980	9,860

Total non-interest income	$1,583	$17,379

Net Gain on Mortgage Loan Sales and Fees
Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting MSR capitalization.

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
Loan sales:
Loans sales and securitizations	$95,231	$49,325
Loans sales as cash windows	9,859	11,008

Total loan sales	$105,090	$60,333

Net gain on mortgage loan sales and fees	$1,719	$2,368
MSR capitalization	$1,383	$929
Net gain on mortgage loan sales and fees amounted to $1.7 million for the first quarter of 2009, compared to $2.4 million for the comparable 2008 period, a decrease of $0.7 million. Gains on mortgage loans sales and fees for the first quarter of 2009 amounted to $0.2 million, compared to $3.8 million for the comparable quarter of 2008. The lower gains for the first quarter of 2009 resulted from a decline in the gain on sale spreads of approximately 151 basis points of loans sold between periods, which resulted in the recognition of lower mortgage loan fees notwithstanding the $44.8 million increase in sales from the quarter ended March 31, 2008 to March 31, 2009. The higher gains recognized during the first quarter of 2008 resulted from a highly volatile mortgage market environment, due to the dislocation of the global capital markets. The Company was able to take advantage of this volatile period which resulted in gains of $3.8 million for the corresponding quarter of 2008.

Net gain on mortgage loan sales and fees for the quarter ended March 31, 2009 was also driven by higher capitalization of MSRs compared to the corresponding 2008 period. MSR capitalization amounted to $1.4 million for the quarter ended March 31, 2009, compared to $0.9 million for the comparable 2008 period. The MSR capitalization results were directly related to the increase of $44.8 million, or 74%, in the loan sales with servicing retained between periods.
Trading Activities
Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as forward contracts, interest rate caps and other derivative instruments used for interest rate risk management purposes.
Set forth below is a summary of the components of gains and losses from trading activities:
TABLE D
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
Net realized gains on sales of securities held for trading	$1,612	$680
Net (losses) gains on securities held for trading economically hedging MSRs	(7,301)	7,430
(Losses) gains on the IO valuation	(562)	677
Net unrealized gains on trading securities, excluding IOs	67	238
Net realized and unrealized losses on derivative instruments	(1,144)	(1,357)

Total	$(7,328)	$7,668

Trading activities for the quarter ended March 31, 2009 resulted in losses of $7.3 million, compared to gains of $7.7 million for the corresponding 2008 period. The trading activity results for the quarter ended March 31, 2009 were primarily driven by a decline in the market value in U.S. Treasury security positions of $7.3 million. The U.S. Treasury security positions serve as economic hedges on the valuation adjustment of the Company’s capitalized mortgage servicing rights. The loss on the U.S. Treasuries that were an economic hedge of the MSR was due to the compression of spreads between declining mortgage rates and the U.S. Treasury curve as a result of the U.S. Government and FED Monetary Policy implemented at the end of 2008 for purchases of mortgage backed securities aimed at promoting mortgage loan originations and reducing mortgage loan interest rates.
Trading activities for the first quarter of 2009 were also impacted by a loss of $0.6 million in the IO valuation compared to a gain of $0.7 million for the comparable 2008 period, resulting from higher prepayment rates. These losses were partially offset by a net realized gain of $1.6 million on sales of securities held for trading, compared to $0.7 million for the corresponding 2008 period.
Net (Loss) Gain on Investment Securities
Net (loss) gain on investment securities represents the impact on Doral Financial’s income transactions involving the sale of securities classified as available for sale, as well as unrealized losses for other-than-temporary impairments, if any.
For the first quarter of 2009, loss on investment securities amounted to $13,000 related to the sale of P.R. government securities, compared to a gain of $0.2 million related to the sale of U.S. Treasury securities.

Net Servicing Loss
Servicing income (loss) represents revenues earned for administering mortgage loans for others, adjusted for changes in the value of the capitalized mortgage servicing rights, pursuant to the requirements of SFAS 156.
Set forth below is a summary of the components of the net servicing loss using the fair value method for the quarters ended March 31, 2009 and 2008, respectively:
TABLE E
NET SERVICING LOSS

	QUARTER ENDED	QUARTER ENDED
	MARCH 31,	MARCH 31,
(In thousands)	2009	2008
Servicing fees (net of guarantee fees)	$7,841	$8,394
Late charges	2,276	2,216
Prepayment penalties	126	100
Interest loss	(1,798)	(2,080)
Other servicing fees	133	256

Servicing income, gross	8,578	8,886
Change in fair value of mortgage servicing rights	(11,353)	(11,597)

Total net servicing loss	$(2,775)	$(2,711)

The main component of Doral Financial’s servicing income (loss) is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan. As of March 31, 2009, the weighted-average gross servicing fee rate for the entire portfolio was 0.40%.
Net servicing loss for the first quarter of 2009 amounted to $2.8 million, compared to a servicing loss of $2.7 million for the comparable period in 2008. Loan servicing fees, net of guarantee fees, decreased by $0.6 million, or 7%, for the quarter ended March 31, 2009, compared to the 2008 corresponding period, principally due to a decrease in the average servicing portfolio for third parties. Doral Financial’s mortgage servicing portfolio for third parties amounted to $9.3 billion and $9.9 billion as of March 31, 2009 and 2008, respectively.
For the first quarter of 2009, change in fair value of the Company’s MSRs amounted to $11.4 million compared to $11.6 million for the comparable 2008 period. The decline in the fair value of the MSRs for the first quarter of 2009 and 2008, was mainly due to the increase in expected prepayment speeds and a decline in earnings from escrow accounts, caused by the decline in interest rates during both periods, respectively. Changes in the fair value of MSRs may result from changes in the valuation model inputs or assumptions (principally reflecting changes in interest rates and prepayment speed assumptions) or other changes due to the collection or realization of expected cash flows.
Commissions, Fees and Other Income
Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE F
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
Retail banking fees	$7,082	$6,382
Insurance agency commissions	2,424	2,405
Asset management fees and commissions	123	138
Other income	351	935

Total	$9,980	$9,860

Doral Financial’s banking fees increased $0.7 million, or 11%, from $6.4 million in the first quarter of 2008 to $7.1 million for the corresponding 2009 quarter. This increase was primarily driven by an increase in transactional volume of debit cards due to the conversion of ATM card holders to debit cards, an ATM transactional surcharge for non-clients implemented during the third quarter of 2008, higher transactional fees associated to volume increases in merchants and higher service fees associated with checking accounts.
The insurance agency commissions remained steady when comparing the results of the quarter ended March 31, 2009 with the corresponding 2008 period. Insurance agency activities are closely integrated with the mortgage origination business. Insurance agency commissions are comprised principally of commissions on dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Bank PR’s subsidiary, Doral Mortgage LLC.
Also, Doral Financial’s asset management fees and commissions remained steady during the first quarter of 2009 when compared to the same period for 2008, resulting from the fact that Doral Securities was limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009.
Other income decreased by $0.6 million for the first quarter of 2009, when compared to the corresponding 2008 period. The reduction in other income for the first quarter of 2009 was primarily driven by a reduction of $0.2 million in income from the sale of certain units that the Company took possession of in 2005. Also, the reduction in other income was associated with a decrease of $0.5 million in income due to the reimbursement of dwelling policies expenses.

NON-INTEREST EXPENSE
A summary of non-interest expenses for the quarters ended March 31, 2009 and 2008 is provided below.
TABLE G
NON INTEREST EXPENSE

	QUARTER ENDED
	MARCH 31,
(In thousands)	2009	2008
Compensation and employee benefits	$22,828	$19,078
Taxes, other than payroll and income taxes	2,488	2,422
Advertising	1,448	2,232
Professional services	6,127	4,908
Communication expenses	4,408	4,140
EDP expenses	3,616	2,422
Occupancy expenses	4,001	4,289
Office expenses	1,466	1,624
Depreciation and amortization	3,453	4,055
Other	10,591	9,393

Total non-interest expense	$60,426	$54,563

Total non-interest expense increased by $5.9 million, or 11%, during the quarter ended March 31, 2009 compared to the corresponding 2008 period. The increase in non-interest expense for the first quarter of 2009 was primarily driven by an increase in compensation and employee benefits of $3.8 million, or 20%, when compared to the corresponding 2008 period. The increase in compensation and employee benefits was related to severance payments made by the Company to certain employees amounting to $3.8 million during the first quarter of 2009.
Professional fees increased by $1.2 million during the first quarter of 2009 compared to the first quarter of 2008. The increase in professional service expenses resulted from an increase in legal and professional expenses related to legacy issues of approximately $0.5 million as well as an increase in legal and collection expenses of approximately $0.7 million. Also, total non-interest expense was impacted by increases in EDP expenses of $1.2 million primarily related to certain initiatives to optimize and update the Company’s banking and mortgage platforms that began during the second quarter of 2008, and to other expenses that increased by $1.2 million. The increase in other expenses was due to higher REO expenses of $1.3 million resulting from higher costs and provisions of larger REO portfolio, partially offset by decreases in development expenses from the sale of certain units that the Company took possession of in 2005 of $0.3 million, lower foreclosure expenses of $0.6 million and recovery of previously charged off receivables of $0.3 million. There was also an increase of $1.0 million in FDIC insurance expense during the first quarter of 2009 as a result of changes implemented by the FDIC during the fourth quarter of 2008 and the first quarter of 2009 that substantially increased assessment rates for FDIC insurance. These increases were implemented by the FDIC in response the substantial increase in bank failures in 2008 and 2009 as well as continued deterioration in banking and economic conditions in the United States.
These increases in total non-interest expense were partially offset by decreases $0.8 million in advertising expenses and $0.6 million in depreciation and amortization expenses for the quarter ended March 31, 2009, when compared to the corresponding 2008 period. Higher advertising expenses were incurred in 2008 pursuant to the Company’s rebranding strategy that was launched during the first quarter of 2008.

INCOME TAXES
Background
Income taxes include Puerto Rico income taxes as well as applicable U.S. federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
Under Puerto Rico Income Tax Law, the Company and its subsidiaries are treated as separate taxable entities and do not file consolidated tax returns.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%. On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A, was introduced to the Code to impose a 5% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years commenced after December 31, 2008 and before January 1, 2012. This increases the Company’s income tax rate from 39.0% to 40.9% for tax years from 2009 through 2011.
Doral Financial’s interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans is exempt from Puerto Rico income taxes. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, for which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States.
Income Tax (Benefit) Expense
The components of income tax benefit for the quarters ended March 31, are summarized below:

(In thousands)	2009	2008
Current income tax expense:
Puerto Rico	$343	$347
United States	712	—

Total current income tax expense	1,055	347
Deferred income tax benefit:
Puerto Rico	(1,115)	(1,174)
United States	(48)	199

Total deferred income tax benefit	(1,163)	(975)

Total income tax benefit	$(108)	$(628)

For the quarter ended March 31, 2009, Doral Financial recognized an income tax benefit of $0.1 million compared to $0.6 million for the corresponding 2008 period. The recognition of current income tax expense for the first quarter of 2009 is related to the accrual of interest and penalties on unrecognized tax benefits in Puerto Rico, and in the United States to the operations of its taxable entities. Deferred tax benefit is related to recognition of additional deferred tax assets, primarily NOLs net of amortization of existing DTAs and net of an increase in the valuation allowance.

Deferred Tax Components
The Company’s deferred tax asset consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company. The largest component of the deferred tax asset arises from the differential in the tax basis of IOs sold.
During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement confirmed the previously established tax basis of all the IO transfers within the Doral Financial corporate group. The second agreement clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary. The realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the remaining 11 year period (15 year original amortization period) in which the amortization deduction of the IO Tax Asset is available.
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
As of March 31, 2009, two of the Company’s Puerto Rico taxable entities had a three year cumulative loss in earnings before tax. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future, considering the criteria of SFAS No. 109. Accordingly, as of March 31, 2009, the Company determined that it was more likely than not that $405.4 million of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At March 31, 2009, the net deferred tax asset associated with these two companies was $16.8 million, compared to $16.5 million at December 31, 2008. Approximately, $84.7 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The allowance also includes a valuation allowance of $4.9 million related to deferred taxes on unrealized losses on cash flow hedges.

Management does not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale since it has the intent and ability to hold these until recovery of value and has therefore determined that a valuation allowance is not necessary at this time.
Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax asset.
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of SFAS No. 109. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
FIN 48
As of March 31, 2009 and 2008, the Company had unrecognized tax benefits of $13.7 million and interest and penalties of $5.5 million and $4.1 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For both quarters ended March 31, 2009 and 2008, the Company recognized approximately $0.3 million in interest and penalties.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of March 31, 2009, the following years remain subject to examination: U.S. Federal jurisdictions — 2003 through 2007 and Puerto Rico — 2004 through 2007.
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
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $26.7 million and $45.6 million for the quarters ended March 31, 2009 and 2008, respectively.
The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE H
LOAN PRODUCTION

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands, except for average initial loan balance)	2009	2008
FHA/VA mortgage loans
Number of loans	504	461
Volume of loans	$72,395	$50,494
Percent of total volume	30%	13%
Average initial loan balance	$143,641	$109,531
Conventional conforming mortgage loans
Number of loans	268	236
Volume of loans	$34,054	$28,661
Percent of total volume	14%	8%
Average initial loan balance	$127,067	$121,445
Conventional non-conforming mortgage loans(1)
Number of loans	657	1,093
Volume of loans	$101,972	$155,428
Percent of total volume	42%	42%
Average initial loan balance	$155,209	$142,203
Disbursement under existing construction development loans
Volume of loans	$7,793	$28,427
Percent of total volume	3%	8%
Commercial loans(2)
Number of loans	15	92
Volume of loans	$23,407	$65,175
Percent of total volume	10%	17%
Average initial loan balance	$1,560,467	$708,424
Consumer loans(2)
Number of loans	312	6,064
Volume of loans	$2,717	$43,889
Percent of total volume	1%	12%
Average initial loan balance	$8,708	$7,238

Total loans
Number of loans	1,756	7,946
Volume of loans	$242,338	$372,074

(1)	Includes $0.9 million and $9.5 million, in second mortgages for the quarters ended March 31, 2009 and 2008, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.
The decrease of $129.7 million, or 35%, in loan production for the first quarter of 2009, when compared to the corresponding 2008 period, was primarily related to significant decreases in construction, consumer and commercial lending. Due to the worsening economic conditions in Puerto Rico, new lending activity, particularly related to commercial and construction lending, was limited by the Company during the second half of 2008 and continued through the first quarter of 2009.
The decrease in Doral Financial’s internally originated loans is due to a number of factors including changes in underwriting standards, deteriorating economic conditions in Puerto Rico, competition from other financial institutions and changes in laws and regulations, such as amendments to the Puerto Rico Notarial Law and the impact of Law 197.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the quarter ended March 31, 2009 and 2008, refinancing transactions represented approximately 82% and 49%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE I
LOAN ORIGINATION SOURCES

	QUARTER ENDED MARCH 31,
	2009			2008
	Puerto Rico	U.S.	Total	Puerto Rico	U.S.	Total
Retail	75%	—	75%	51%	—	51%
Wholesale(1)	11%	—	11%	12%	—	12%
Housing Developments(2)	2%	1%	3%	7%	1%	8%
Other(3)	2%	9%	11%	22%	7%	29%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to disbursement of existing construction development loans.

(3)	Refers to commercial, consumer and multifamily loans originated through the banking subsidiaries.
MORTGAGE LOAN SERVICING
Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE J
LOANS SERVICED FOR THIRD PARTIES

	AS OF MARCH 31,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2009	2008
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,297,269	$2,103,438
FHLMC/FNMA	3,356,510	3,688,642
Other conventional mortgage loans(1)(2)	3,613,734	4,082,418

Total portfolio serviced for third parties	$9,267,513	$9,874,498

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$9,460,350	$10,072,538
Additions to servicing portfolio	105,090	60,333
Servicing sold and released due to repurchases	(19,455)	—
Run-off(3)	(278,472)	(258,373)

Ending servicing portfolio	$9,267,513	$9,874,498

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	109,821	117,344
Weighted- average interest rate	6.39%	6.45%
Weighted- average remaining maturity (months)	245	249
Weighted- average gross servicing fee rate	0.40%	0.40%
Average servicing portfolio(4)	$9,363,932	$9,973,518
Principal prepayments	$167,556	$160,228
Constant prepayment rate	7%	6%
Average size of loans	$84,387	$84,150
Servicing assets, net	$104,426	$139,570
Mortgage-servicing advances	$28,609	$33,042

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.20%	1.92%
90 days or more past due	3.65%	2.04%

Total delinquencies excluding foreclosures	5.85%	3.96%

Foreclosures pending	2.69%	2.51%

(1)	Excludes $4.2 billion and $3.7 billion of mortgage loans owned by Doral Financial at March 31, 2009 and 2008, respectively.

(2)	Includes portfolios of $169.0 million and $193.5 million at March 31, 2009 and 2008, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.2 billion and $3.6 billion as of March 31, 2009 and 2008, respectively.

Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At March 31, 2009 and 2008, less than 1% of Doral Financial’s mortgage-servicing portfolio to third parties was related to mortgages secured by real property located on the U.S. mainland.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $167.6 million and $160.2 million for the quarter ended March 31, 2009 and 2008, respectively
Total delinquencies excluding foreclosures increased from 3.96% to 5.85% and pending foreclosures increased from 2.51% to 2.69% from March 31, 2008 to the corresponding period in 2009, respectively, as a result of the economic recession and general deterioration of the mortgage sector. The Company does not expect significant losses related to these delinquencies since it has a provision for loans under recourse agreements and for other non recourse loans has not experienced significant losses in the past.
As part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal or interest whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans.
LIQUIDITY AND CAPITAL RESOURCES
Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on balance sheet, and cash income from assets owned, including payments from owned servicing rights and interest-only strips. The Company’s Assets and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.
Liquidity of the Holding Company
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
On March 20, 2009, the Company announced that in order to preserve capital the Board of Directors approved the suspension of the payment of dividends on all of its outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends is effective and commenced with the dividends for the month of April 2009 for Doral Financial’s noncumulative preferred stock and the dividends for the second quarter of 2009 for Doral Financial’s cumulative preferred stock.
Liquidity is managed at the level of the holding company that owns the banking and non-banking subsidiaries. It is also managed at the level of the banking and non-banking subsidiaries.

Other than changes in short-term borrowings and deposits in the normal course of business, the repayment of certain long-term callable certificates of deposits, the impact in the Company’s assets and liabilities as a result of the Company’s exposure to LBI in connection with repurchase agreements and forward TBA agreements, and the suspension of payment of dividends on outstanding preferred stock, there have been no significant or unusual changes in the Corporation’s funding activities and strategy during 2008 and the first quarter of 2009.
The following sections provide further information on the Company’s major funding activities and needs. Also, please refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements which provides information on the Company’s cash inflows and outflows.
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
Cash Sources and Uses
Doral Financial’s sources of cash as of March 31, 2009 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sale of loans and securities.
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
Doral Financial uses of cash as of March 31, 2009 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 with effectiveness during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of March 31, 2009 and December 31, 2008:
TABLE K
SOURCES OF BORROWINGS

	AS OF MARCH 31, 2009		AS OF DECEMBER 31, 2008
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
(Dollars in thousands)	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$4,051,242	3.11%	$4,402,772	3.58%
Repurchase Agreements	1,947,024	3.59%	1,907,447	3.62%
Advances from FHLB	1,600,400	3.41%	1,623,400	3.83%
Other short-term borrowings	731,000	0.25%	351,600	0.52%
Loans Payable	360,931	7.26%	366,776	7.27%
Notes Payable	275,626	7.31%	276,868	7.31%
Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, repurchase agreements, advances from FHLB, other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit and an auction term funds to depository institutions granted by the Federal Reserve under TAF, and other borrowings. As of March 31, 2009, Doral Financial’s banking subsidiaries held approximately $3.8 billion in interest-bearing deposits at a weighted-average interest rate of 3.31%. For additional information the Company’s sources of borrowings please refer to Notes from 16 to 21 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE L
AVERAGE DEPOSIT BALANCE

	QUARTER ENDED		YEAR ENDED
	MARCH 31, 2009		DECEMBER 31, 2008
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(Dollars in thousands)	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,889,147	4.62%	$2,994,604	4.45%
Regular passbook savings	349,930	1.89%	332,032	2.56%
NOW accounts and other transaction accounts	348,454	1.45%	381,848	1.57%
Money market accounts	323,952	2.99%	294,847	3.07%

Total interest-bearing	3,911,483	3.96%	4,003,331	3.91%
Non-interest bearing	243,328	—	254,566	—

Total deposits	$4,154,811	3.73%	$4,257,897	3.68%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2009.
TABLE M
CERTIFICATES OF DEPOSIT MATURITIES

(In thousands)	AMOUNT
Certificates of deposit maturing:
Three months or less	$355,845
Over three through six months	139,199
Over six through twelve months	1,013,250
Over twelve months	891,173

Total	$2,399,467

The amounts in Table M, include $2.2 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of March 31, 2009 and December 31, 2008, all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008, which among other things, temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective upon the President’s signature and ends on December 31, 2009.
As of March 31, 2009 and December 31, 2008, Doral Financial’s retail banking subsidiaries had approximately $2.2 billion and $2.7 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Certificates of deposits with principal amounts of $100,000 or more include time deposits issued to deposit brokers in the form of large ($100,000 or more) certificates of deposits that have been participated out by the broker in shares of less than $100,000. As of March 31, 2009 and December 31, 2008, all certificates of deposits were within the applicable FDIC insurance limit. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. In addition, the FHLB-NY makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of March 31, 2009, Doral Financial’s banking subsidiaries held $1.6 billion in advances from FHLB-NY at a weighted-average interest rate of 3.41%. Please refer to Note 18 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. For the quarter ended March 31, 2009, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $35.7 million, compared to $36.5 million for the corresponding period of 2008. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2009 and December 31, 2008, the outstanding principal balance of such delinquent loans was $169.0 million and $177.0 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $14.6 million and $15.5 million, respectively.

When Doral Financial sells mortgage loans to third parties, which serves as a source of cash, it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, investors are generally entitled to cause Doral Financial to repurchase such loans.
In addition to its servicing and warranty obligations, in the past Doral Financial’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. Please refer to “Off-Balance Sheet Activities” below for additional information on these arrangements.
In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of March 31, 2009, Doral Financial’s maximum recourse exposure with FNMA amounted to $834.1 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 23 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.
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
REGULATORY CAPITAL RATIOS
As of March 31, 2009, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level. As a result of the recapitalization pursuant to which Doral Holdings LLC acquired 90% of the common stock of Doral Financial, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of March 31, 2009 and December 31, 2008, based on existing Federal Reserve, FDIC and OTS guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.

TABLE N
REGULATORY CAPITAL RATIOS

	As of March 31, 2009
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY
Total Capital Ratio (Total capital to risk- weighted assets)	16.2%	13.8%	16.8%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	11.8%	12.6%	16.4%
Leverage Ratio(1)	7.2%	6.3%	11.1%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of March 31, 2009. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

	As of December 31, 2008
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY
Total Capital Ratio (Total capital to risk- weighted assets)	17.1%	15.5%	19.1%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.8%	14.3%	18.5%
Leverage Ratio(1)	7.6%	6.4%	15.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2008. Ratios were prepared as if the company were subject to the requirement for comparability purposes.
As of March 31, 2009, the capital ratios of Doral Bank PR and Doral Bank NY exceeded the well-capitalized thresholds for banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. Under FDIC’s regulations, a well capitalized bank must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
On March 17, 2006, Doral Financial entered into a consent order with the Federal Reserve, pursuant to which the Company submitted a capital plan in which it established a target minimum leverage ratio of 5.5% for Doral Financial and 6.0% for Doral Bank PR. For a detailed description of this order, please refer to Part I, Item 3. Legal Proceedings, in the Company’s 2008 Annual Report on Form 10-K. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As of March 31, 2009, Doral Financial’s banking subsidiaries were in compliance with all capital requirements.
On March 19, 2009, the Board of Directors of Doral Financial approved a capital infusion of up to $75.0 million to Doral Bank PR, of which $19.8 million was made during the first quarter of 2009.
ASSETS AND LIABILITIES
Doral Financial’s total assets amounted $10.1 billion at both March 31, 2009 and December 31, 2008. Total assets at March 31, 2009, when compared to December 31, 2008 were affected by a decrease of $103.4 million in the Company’s investment securities portfolio primarily related to regular amortization, and partially offset by an increase of $85.5 million in cash and due from banks and money market investments.

Total liabilities were $9.3 billion at March 31, 2009, compared to $9.2 billion at December 31, 2008. Total liabilities as of March 31, 2009 were affected by an increase in other short-term borrowings of $379.4 million, which represents the balance of a line of credit with the FHLB and an auction term funds to depository institutions granted by the Federal Reserve under TAF, partially offset by a decrease in deposits of $351.5 million, mainly related to the decrease in brokered deposits.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, Doral may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company adopted SFAS No. 159, “The Fair Value Option for Financing Assets and Financing Liabilities,” (“SFAS 159”), in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
SFAS No. 157 established a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimates about market data. These levels are:
• Level 1 – Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.
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
In accordance with SFAS No. 157, Doral Financial’s intent is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurements are based upon models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Most of Doral Financial’s financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to the Company’s financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instruments, or Level 3 measurements.
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
At March 31, 2009, $3.7 billion, or 36.4%, of the Company’s total assets, consisted of financial instruments recorded at fair value on a recurring basis. The financial instruments recorded as fair value on a recurring basis consisted of $3.2 billion that are measured using valuation methodologies involving market-based or market-derived information, identified as Level 1 and Level 2 measurements, and $500.9 million of financial assets, consisting principally of interest-only strips, securities available for sale and mortgage servicing assets, that are measured using model-based techniques, or Level 3 measurement.
At March 31, 2009, Doral Financial’s liabilities included $15.2 million of financial instruments recorded at fair value on a recurring basis.
Please refer to note 28 of the accompanying financial statements for further discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis using Level 3 Measurements
As discussed above, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to use Level 3 measurements in estimating the fair value of the financial instruments.
Following is a description of valuation methodologies used for instruments recorded at fair value on a recurring basis using Level 3 measurements.
Securities held for trading: Level 3 securities held for trading consist primarily of interest-only strips. For interest-only strips the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. The change in fair value of interest-only strips is recognized in “Net (loss) gain on securities held for trading, including gains and losses on the fair value of IOs” in the income statement.
Securities available for sale: Level 3 securities available for sale are measured using a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including prepayment speeds, loss assumptions and discount rates. Level 3 securities include private label and agency CMOs for which quoted market prices are not available. The change in fair value of securities available for sale is recognized in “Other comprehensive loss, net of deferred tax” in the balance sheet.
Servicing assets: Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The Company engages a third party specialist to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The change in fair value of servicing assets is recognized in “Servicing loss (net of mark-to-market adjustment)” in the income statement.

The table below presents the balance of financial assets measured at fair value on a recurring basis using Level 3 measurements. The Company had no Level 3 financial liabilities as of March 31, 2009.

	Securities	Securities	Servicing
(In thousands)	Held for Trading	Available for Sale	Assets

March 31, 2009

Beginning balance	$52,910	$390,634	$114,396
Change in fair value	(2,368)	(35,797)	(11,353)
Principal repayment /amortization of premium and discount	—	(8,861)	—
Capitalization / sales, net	—	—	1,383

Ending balance	$50,542	$345,976	$104,426

December 31, 2008

Beginning balance	$67,992	$6,366	$150,238
Change in fair value	(803)	62,878	(42,642)
Principal repayment /amortization of premium and discount	(91)	(11,134)	—
Transfer	(14,188)	332,524	—
Capitalization / sales, net	—	—	6,800

Ending balance	$52,910	$390,634	$114,396

Total assets measured using Level 3 measurements as a percentage of total assets measured as fair value on a recurring basis was 13.6% at March 31, 2009 and 14.7% at December 31, 2008.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis using Level 3 Measurements
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held on the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at year end.

(In thousands)	Carrying Value	Level 1	Level 2	Level 3
March 31, 2009

Loans receivable (1)	$89,346	$—	$—	$89,346
Real estate held for sale(2)	14,043	—	—	14,043

Total	$103,389	$—	$—	$103,389

December 31, 2008

Loans receivable(1)	$77,966	$—	$—	$77,966

(1)	Represents the carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

The following table summarizes total losses attributable to the change in unrealized gains or losses relating to assets (classified as level 3) held at the reporting periods.

		Loss for the Quarter Ended
	Location of Loss Recognized in	March 31,
(In thousands)	the Income Statement	2009	2008
Loans receivable	Provision for loan and lease losses	$(706)	$(4,553)

Real estate held for sale	Other expenses	$(1,406)	$—

Total assets measured as fair value on a recurring and nonrecurring basis using Level 3 measurements as a percentage of total assets measured as fair value was 15.9% at March 31, 2009 and 16.4% at December 31, 2008.
OFF-BALANCE SHEET ACTIVITIES
Prior to 2006, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. The Company also sold loans under various recourse agreements to FNMA and FHLMC. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s Consolidated Financial Statements, except for a liability of $9.3 million, as of March 31, 2009, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults.
In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.1 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $1.0 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability for estimated losses from such recourse agreements. The Company discountinued the practice of selling loans with recourse obligations in 2005.
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
Doral Financial reserves for its exposure to recourse and the other credit-enhanced transactions explained above amounted $17.9 million and $18.5 million as of March 31, 2009 and December 31, 2008, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.
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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At March 31, 2009, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $119.6 million and $0.3 million, respectively, and commitments to sell loans amounted to approximately $277.8 million.
Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Please refer to Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and repurchased loans may harm Doral Financial’s business and financial condition” of the Company’s 2008 Annual Report on Form 10-K for additional information.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2009.

TABLE O
CONTRACTUAL OBLIGATIONS

	PAYMENT DUE BY PERIOD
(In thousands)		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,051,242	$3,111,726	$511,693	$227,345	$200,478
Repurchase agreements(1) (2)	1,947,024	652,216	688,308	606,500	—
Advances from FHLB(1) (2)	1,600,400	698,480	652,920	249,000	—
Other short-term borrowings	731,000	731,000	—	—	—
Loans payable(3)	360,931	47,546	85,742	65,622	162,021
Notes payable	275,626	6,463	12,309	43,294	213,560
Other liabilities	107,967	107,967	—	—	—
Non-cancelable operating leases	44,567	5,695	9,637	8,523	20,712

Total Contractual Cash Obligations	$9,118,757	$5,361,093	$1,960,609	$1,200,284	$596,771

(1)	Amounts included in the table above do not include interest.

(2)	Includes $278.5 million of repurchase agreements with an average rate of 4.88% and $304.0 million in advances from FHLB-NY with an average rate of 5.40%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from July 2009 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 12.2% to estimate the repayments.
TABLE P
OTHER COMMERCIAL COMMITMENTS(1)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
(In thousands)	AMOUNT	LESS THAN			AFTER
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$119,647	$113,438	$5,747	$22	$440
Commitments to sell loans	277,807	277,807	—	—	—
Commercial and financial standby letters of credit	325	325	—	—	—
Maximum contractual recourse exposure	976,324	—	—	—	976,324

Total	$1,374,103	$391,570	$5,747	$22	$976,764

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
As part of its interest rate risk management practices, Doral Financial has implemented measures to better identify the interest rate risk associated with the Company’s assets and liabilities and has developed policies and procedures to control and manage these risks. Doral Financial continues to explore ways to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (a) net interest income sensitivity; (b) market value equity sensitivity; (c) effective duration of equity; and (d) maturity/repricing gaps. Doral Financial Asset/Liability Management Policies provides a limit structure based on interest income sensitivity, market value equity sensitivity and effective duration of equity. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for a twelve month horizon and defined for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. Additional limits are defined and subject to control for maturity/repricing gaps, however management continues to emphasize risk management and controls based on net interest income and market value of equity sensitivity as these measures already incorporate the effect of existing interest rate gaps. The explanations below provide definitions, methodologies and assumptions used to estimate interest rate risk metrics:
•	Net Interest Income Sensitivity. Refers to the relationship between market interest rates and net interest income due to the maturity and repricing characteristics of Doral Financial’s interest-earning assets and interest-bearing liabilities. To measure net interest income exposure to changes in market interest rates, the Company uses earning simulations techniques. These simulations techniques allow for the forecasting of net interest income and expenses under various rate scenarios for the measurement of interest rate risk exposures of Doral Financial. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and therefore is a measure focused on short to medium term risk. The basic underlying assumptions for net interest income simulations are: (a) static balance sheet; (b) full reinvestment of funds in similar

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
Currently, the Company mainly uses interest rate swaps and interest rate caps as part of its interest rate risk management activities. Interest rate swaps represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate. For net interest income protection, Doral Financial typically pays a fixed rate of interest and receives a floating rate of interest.
Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has exposure to decreasing interest rates in the short run and to rising interest rates in medium-term to long-term. The Company measures the market value of all rate sensitive assets and liabilities; the difference is what is termed market value of equity. The Company measures how this market value of equity fluctuates with different rate scenarios. Management uses duration matching strategies to manage the fluctuations of market value of equity within the long-term targets established by the Board of Directors of the Company.
Duration Risk. In order to bring duration measures within the long-term target of the Company, management may use a combination of internal liabilities management techniques and derivative instruments. Doral Financial may use the following derivatives for such purposes:
•	Interest rate swaps

•	Swaptions

•	Eurodollar futures

•	Treasury futures

Doral Financial also enters into forward sale agreements to sell mortgage-backed securities by setting the price in advance to protect the Company against increases in interest rates and concurrent reductions in the price of mortgage-backed securities.
Convexity Risk. Convexity is a measure of how much duration changes as interest rates change. For Doral Financial, convexity risk primarily results from mortgage prepayment risk. In order to bring convexity measures within the long-term targets of the Company, management may use a combination of internal balance sheet management and the following derivatives:
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

The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of March 31, 2009 and December 31, 2008.

	Market Value	Net Interest Income
As of March 31, 2009	Of Equity Risk	Risk(1)
+ 100 BPS	(0.77)%	19.89%
- 100 BPS	1.73%	3.81%

	Market Value of	Net Interest Income
As of December 31, 2008	Equity Risk	Risk(1)
+ 100 BPS	(0.3)%	15.9%
- 100 BPS	1.2%	2.2%

(1)	Based on 12-month forward change in net interest income.
As of March 31, 2009 the market value of equity (“MVE”) sensitivity measure showed a slight increase when compared to December 31, 2008. The increase in MVE sensitivity is due primarily to a contraction of wholesale funding durations, especially repurchase agreements and cancellations of callable brokered deposits. The Company continues to actively manage the balance sheet to maintain the interest rate risk within policy limits.
The net interest income (“NII”) sensitivity, based on a 12-month horizon, increased when comparing March 31, 2009 to December 31, 2008. The increase in NII sensitivity is explained by higher prepayment speed of mortgage loans and mortgage-backed securities, as higher prepayments increase the amount of asset balances subject to repricing/reinvestments.
The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
(In thousands)	Change in Fair	Change in Fair
Change in Interest	Value of	Value of
Rates (Basis	Available for	Available for
Points)	Sale Securities	Sale Securities
+200	$(187,228)	$(169,044)
+100	(87,178)	(72,832)
Base	—	—
-100	69,400	47,100
-200	131,051	80,303
During 2008, Doral Financial has taken steps to structure its balance sheet to reduce the overall interest rate risk. As part of this strategy the Company reduced its long-term fixed rate and callable investment securities and increased shorter-duration investment securities. Over the course of 2008, the Company increased investment positions in hybrid and variable rate mortgage securities, which explains the positive effect of rising rates on Net Interest Income and continues to be the most important factor for the NII sensitivity profile of the Company.
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at March 31, 2009.

TABLE Q
INTEREST RATE CAPS

(Dollars in thousands)
NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR over 5.00%	$205	$—
15,000	September, 2011	1-month LIBOR over 5.50%	134	5
15,000	September, 2012	1-month LIBOR over 6.00%	143	15
35,000	October, 2010	1-month LIBOR over 5.00%	199	—
15,000	October, 2011	1-month LIBOR over 5.00%	172	5
15,000	October, 2012	1-month LIBOR over 5.50%	182	17
50,000	November, 2012	1-month LIBOR over 6.50%	228	33
50,000	November, 2012	1-month LIBOR over 5.50%	545	56
50,000	November, 2012	1-month LIBOR over 6.00%	350	43

$270,000			$2,158	$174

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at March 31, 2009.
TABLE R
INTEREST RATE SWAPS

(Dollars in thousands)
NOTIONAL	MATURITY	PAY	RECEIVE	FAIR
AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE

CASH FLOW HEDGE
$200,000	July, 2010	3.00%	3-month LIBOR minus 0.04%	$(5,351)
10,000	September, 2009	4.57%	1-month LIBOR plus 0.02%	(184)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(431)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	(254)
10,000	October, 2009	4.30%	1-month LIBOR plus 0.04%	(198)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(419)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(487)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(521)
20,000	November, 2009	4.35%	1-month LIBOR plus 0.02%	(459)
15,000	November, 2010	4.42%	1-month LIBOR	(834)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(1,268)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(4,813)

$345,000				$(15,219)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $301.0 million and $305.0 million as of March 31, 2009 and December 31, 2008, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a lower volume of derivatives.
Derivatives – Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged using the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $345.0 million as of both March 31, 2009 and December 31, 2008. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into a pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at March 31, 2009 and December 31, 2008, respectively, and their different designations.
TABLE S
DERIVATIVES POSITIONS

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Cash flow Hedges
Interest rate swaps	$345,000	$(15,219)	$345,000	$(15,096)
Other derivatives
Interest rate caps	270,000	174	270,000	287
Forward contracts	31,000	(457)	35,000	(187)

	301,000	(283)	305,000	100

	$646,000	$(15,502)	$650,000	$(14,996)

The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
TABLE T
FAIR VALUE RECONCILIATION

Quarter Ended
(In thousands)	March 31, 2009
Fair value of contracts outstanding at the beginning of the period	$100
Changes in fair values during the period	(383)

Fair value of contracts outstanding at the end of the period	$(283)

TABLE U
SOURCES OF FAIR VALUE

	Payment Due by Period
	Maturity			Maturity
(In thousands)	less than	Maturity	Maturity	in excess	Total Fair
As of March 31, 2009	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(457)	$—	$—	$—	$(457)
Prices provided by internal sources	—	11	163	—	174

	$(457)	$11	$163	$—	$(283)

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
TABLE V
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

	March 31, 2009
						Weighted Average
(Dollars in thousands)	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$154	$—	$154	3.20
A+	2	421,000	20	(15,535)	(15,515)	1.66
A	1	10,000	—	(141)	(141)	0.05

Total Derivatives	4	$646,000	$174	$(15,676)	$(15,502)	2.15

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

	December 31, 2008
						Weighted Average
(Dollars in thousands)	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$259	$—	$259	3.45
A+	2	410,000	28	(15,137)	(15,109)	1.95
A	1	25,000	—	(146)	(146)	0.07

Subtotal	4	$650,000	$287	$(15,283)	$(14,996)	2.37

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
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
Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Please refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payments defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the first quarter of 2009 amounted to $6.6 million and resulted in a loss of $0.4 million. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. The balance outstanding for the residential construction sector has decreased from $436.1 million as of December 31, 2008, to $425.4 million as of March 31, 2009. Management expects that the amount of loans of the construction industry will continue to decrease in subsequent years.
During the first quarter of 2009, absorption trends decreased significantly principally due to the termination of the tax incentive provided by Law 197 in the fourth quarter of 2008. Absorption for the quarter ended March 31, 2009 reflects a substantial reduction of 90% versus the corresponding 2008 period. This event required modifications in absorption estimates, resulting in higher loss provisions. In addition, twelve loans were placed in non-accrual status due to past due interest payments, deterioration in project economics and cancellation of incremental construction of units. The Company expects that absorption will continue to be at low levels due to the current economic situation.
Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosures rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses.
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
The Company also engages in the restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the SFAS 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Such restructures are identified as TDRs and accounted for based on the provisions SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. As of March 31, 2009, the Company had restructured $63.2 million, $47.9 million and $222.7 million of construction, commercial and residential mortgage loans within its portfolio, respectively, that fit the definition of TDR’s.
Non-performing Assets and Allowance for Loan and Lease Losses
Non-performing assets consist of loans on a non-accrual basis, other real estate owned and other non-performing assets. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. On a case by case basis, the Company may decide that a particular loan should be placed in non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be seriously behind schedule or experiencing economic distress. Generally, when the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and/or collectibility is reasonably assured. The Company places in non-accrual status all residential construction loans classified as substandard whose sole source of payment are interest reserves funded by Doral Financial. For the quarters ended March 31, 2009 and 2008, Doral Financial would have recognized $8.6 million and $19.5 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also includes interest reversal on loans placed on non-accrual status during the quarter.
The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated.

TABLE W
NON-PERFORMING ASSETS
(Dollars in thousands)

	AS OF	AS OF
	MARCH 31, 2009	DECEMBER 31, 2008
Non-performing loans:

Residential mortgage loans – held for sale (1)	$4,964	$4,942
Residential mortgage loans – held for investment	377,841	346,579

Total non-performing residential mortgage loans(2)	382,805	351,521

Other lending activities:
Construction loans	247,999	215,080
Commercial real estate loans	130,630	116,841
Commercial real estate loans – held for sale	1,957	1,130
Consumer loans	391	685
Commercial non-real estate loans	3,546	1,751
Lease financing receivable	849	1,053
Land loans	43,617	29,613

Total non-performing other lending activities	428,989	366,153

Total non-performing loans	811,794	717,674

Loans past due 90 days and still accruing
Construction loans(3)	3,051	—
Consumer loans(4)	3,353	2,603
Commercial non-real estate loans(4)	1,482	1,428

Total loans past due 90 days and still accruing	7,886	4,031

Repossessed Units	225	191

OREO(5)	70,208	61,340

Total NPAs of Doral Financial (consolidated)	$890,113	$783,236

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	16.46%	14.50%

Total NPAs of Doral Financial as a percentage of consolidated total assets	8.80%	7.73%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	14.81%	13.11%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period(6)	17.88%	18.55%

(1)	Does not include approximately $173.9 million and $165.6 million of GNMA defaulted loans (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of March 31, 2009 and December 31, 2008, respectively.

(2)	Includes approximately $8.5 million and $5.3 million of FHA and VA loans where the principal balance of these loans is insured or guaranteed under applicable programs and interest is, in most cases, fully recovered in foreclosure proceedings as of March 31, 2009 and December 31, 2008, respectively.

(3)	Relates to a matured construction loan that was performing as of March 31, 2009.

(4)	Relates to revolving lines of credit ànd credit cards that are still accruing until 180 days delinquent.

(5)	Excludes FHA and VA claims amounting to $15.8 million and $17.0 million as of March 31, 2009 and December 31, 2008, respectively.

(6)	Refer to non-performing loans and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

Non-performing assets increased by $106.9 million, or 14%, during the first quarter of 2009. The increment in non-performing assets was mainly driven by increases in the construction, residential mortgage and commercial portfolio, as a direct consequence of depressed condition of the housing market and overall macroeconomic trends in Puerto Rico.
As of March 31, 2009 non-performing residential mortgage loans increased by $31.3 million, or 9%, compared to December 31, 2008. The increase in delinquency is mostly attributable to economic stress being experienced by borrowers during the first quarter of 2009. Macroeconomic pressure has significantly affected both early stage delinquency and cures from later delinquency segments. Deteriorating performance through the first quarter of 2009 has affected the Company’s own portfolio as well as its $9.3 billion portfolio of loans serviced for third parties.
Doral Financial bears a lower credit risk on its mortgage portfolio when compared to other large-scale mortgage bankers in the United States as a result of the characteristics of its portfolio. Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are fixed rate, regular amortizing loans. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value and whether they are covered by mortgage insurance. Loan-to-value ratios are calculated based on current unpaid balances and original property values.
TABLE X
COMPOSITION OF MORTGAGE NON-PERFORMING ASSETS

COLLATERAL TYPE	LOAN TO VALUE	DISTRIBUTION
FHA/VA loans		2.9%
Loans with private mortgage insurance		7.8%
Loans with no mortgage insurance	< 60%	15.4%
	61-80%	47.2%
	81-90%	17.9%
	Over 91%	8.8%

Total loans		100.0%

Actual loan-to-value ratios are considered when establishing the levels of general reserves allocated the individual loans within the residential mortgage portfolio. Assumed severity losses fluctuate depending on the different LTV levels of individual loans. Please refer to paragraphs below for additional information on the assumptions used to establish general reserves for this portfolio.
As part of its regular collection and loss mitigation activities, as of March 31, 2009, the Company has fully restructured $222.7 million of mortgage loans, $181.6 million of these loans have proven repayment capacity for a sufficient amount of time and therefore, have been returned to accruing status. Restructured loans totaling $123.8 million are yet to prove repayment capacity and/or not complying with their modified contractual terms. Accordingly, the loans continue in non-accrual status and are reported as non-performing loans within Table W above.
Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. For the first quarter of 2009, the Company sold 152 OREO properties, representing $12.6 million in unpaid balance.

During the first quarter of 2009, non-performing commercial loans increased by $16.4 million, or 14%, compared to December 31, 2008. This increase was driven by the current deteriorating economic conditions affecting the retail and services sectors.
For the first quarter of 2009, non-performing construction loans increased by $32.9 million, or 15%, compared to December 31, 2008. This increase is mainly related to 11 loans with a combined outstanding balance of $42.5 million placed in non-accrual status as they did not meet contractual terms as a result of the current downturn in the construction sector, which has affected housing unit sales in the overall market. The construction loan portfolio is affected by the deterioration in the economy because the underlying loans’ repayment capacity is dependent on the ability to attract buyers and maintain housing prices. In general, the termination in mid December 2008 of the incentive program established by the government of Puerto Rico slowed absorption compared to the trends experienced during 2008. Construction projects financed by the Company experienced lower levels of units’ sales in comparison with 2008 corresponding period, representing an aggregate repayment of $7.1 million for the first quarter of 2009.
The construction loan portfolio contributes 31% of the Company’s total non-performing loans. During most of the past two years, the Company’s construction loan portfolio has experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. As of March 31, 2009 and December 31, 2008, 54% and 43%, respectively, of the loans within the construction portfolio were considered non-performing loans. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During 2008 and the first quarter of 2009, Doral Financial did not enter into commitments to fund new construction loans in Puerto Rico for residential housing projects. Commitments to fund new construction loans in New York amounted to $18.6 million and $24.7 million for the quarters ended March 31, 2009 and 2008, respectively. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	March 31, 2009	December 31, 2008
Construction loans(1)	$462,174	$506,031
Total undisbursed funds under existing commitments(2)	58,081	54,160
Total non-performing construction loans	247,999	215,080
Net charge offs – Construction loans	3,946	21,749
Allowance for loan losses – Construction loans	49,568	45,159

Non-performing construction loans to total construction loans	53.7%	42.5%
Allowance for loan losses – construction loans to total construction loans	10.7%	8.9%
Net charge-offs to total construction loans	0.9%	4.3%

(1)	Includes $332.2 million and $422.6 million of construction loans for residential housing projects as of March 31, 2009 and December 31, 2008, respectively. Also includes $130.0 million and $83.4 million of construction loans for commercial, condominiums and multifamily projects as of March 31, 2009 and December 31, 2008, respectively.

(2)	Excludes undisbursed funds to matured loans and loans in non-accrual status.

The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for the periods indicated.
TABLE Y
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands)	2009	2008
Allowance for Loan and Lease Losses:
Balance at beginning of period	$132,020	$124,733
Provision (recovery) for loan and lease losses:
Construction loans	8,355	(3,482)
Residential mortgage loans	4,396	2,549
Commercial real estate loans	6,089	3,076
Consumer loans	2,464	2,097
Lease financing	349	33
Commercial non-real estate loans	1,285	1,141
Land secured loans	687	(628)

Total provision for loan and lease losses	23,625	4,786

Charge — offs:
Construction loans	(3,946)	(4,553)
Residential mortgage loans	(1,033)	(426)
Commercial real estate loans	(2,034)	(1,033)
Consumer loans	(2,834)	(2,420)
Lease financing	(286)	(178)
Commercial non-real estate loans	(1,837)	(443)

Total charge-offs	(11,970)	(9,053)

Recoveries:
Commercial real estate loans	17	13
Consumer loans	182	501
Lease financing	19	159
Commercial non-real estate loans	7	43

Total recoveries	225	716

Net charge-offs	(11,745)	(8,337)

Balance at end of period	$143,900	$121,182

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.73%	2.35%
Provision for loan losses to net charge-offs on an annualized basis	201.15%	57.41%
Net charge-offs on an annualized basis to average loans receivable outstanding	0.91%	0.66%

Allowance for loan and lease losses to net charge-offs on an annualized basis	302.10%	361.40%

The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:
TABLE Z
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$49,568	9%	$45,159	10%
Residential mortgage loans	36,389	70%	33,026	69%
Commercial — secured by real estate	31,148	15%	27,076	14%
Consumer	7,776	2%	7,964	2%
Lease financing receivable	1,394	0%	1,312	0%
Commercial non-real estate	3,745	2%	4,290	3%
Land secured	13,880	2%	13,193	2%

Total	$143,900	100%	$132,020	100%

Starting in the second half of 2006 and continuing throughout 2007, 2008, and first quarter of 2009, Doral Financial has experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggest increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. During 2008 and the first quarter of 2009, Puerto Rico experienced deteriorating macroeconomics trends that contributed to continued increases in default levels in the retail business units. Portfolios underlying retail products including residential mortgage and small-commercial real estate have suffered significant increases in default rates.
Doral Financial’s provision for loan and lease losses for the quarter ended March 31, 2009 amounted to $23.6 million, compared to $4.8 million for the corresponding 2008 period. The increase of $18.8 million in the provision for loan and lease losses was mostly driven by the deterioration in the performance of the construction portfolio, with a $11.8 million increase compared to the corresponding 2008 period. The construction provision was mainly due to adverse developments in five loans with a combined outstanding balance of $71.5 million driving $11.0 million in additional provisions for the quarter ended March 31, 2009. Provision for the commercial and residential mortgage portfolios amounted to $7.4 million and $4.4 million respectively for the quarter ended March 31, 2009, compared to $4.2 million and $2.5 million respectively for the corresponding period in 2008. These increases were mainly driven by higher delinquency attributable to the deterioration in the local macroeconomic conditions.
Net charge-offs for the quarter ended March 31, 2009 increased when compared to the corresponding 2008 period by $3.4 million, or 41%. The increase was mostly driven by troubled loan relationships within the commercial and residential construction portfolios that had been identified and reserved for in earlier periods. Given the mature stage of its portfolio and the fact that new lending was discontinued in the fourth quarter of 2007, the Company expects that the residential construction portfolio may have reporting periods in which realized losses through charge-offs are higher than current provisions.
The Company evaluates impaired loans and calculates the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.

The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted and the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Consistent with management’s intention of preserving capital, its strategy is to maximize proceeds from the disposition of foreclosed assets, as opposed to rapid liquidation. Accordingly, the market value of appraisals is used. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan.
The following table summarizes the Company’s impaired loans and the related allowance:

	MARCH 31,	DECEMBER 31,
(In thousands)	2009	2008
Impaired loans with allowance	$233,500	$207,949
Impaired loans without allowance	155,381	120,378

Total impaired loans	$388,881	$328,327

Related allowance	$50,645	$45,099
Average impaired loans	$358,604	$317,844
As part of the regular loan workout cycle, the Doral Financial charges off the portion of specific reserves for impaired loans that it considers being confirmed losses. Accordingly, certain loans considered impaired and measured for specific reserve in accordance with SFAS No. 114 are carried at an unpaid balance that has already been reduced by charge-offs, and therefore, carry a relatively lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. SFAS No. 114 prohibits the allocation of general reserves for those loans for which an impairment analysis has been conducted and for which no specific reserve is required. As of March 31, 2009, Doral Financial construction and commercial real estate portfolio includes $155.4 million of impaired loans that are adequately collateralized and, accordingly, carry no specific reserves.
Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. Recent roll rates show that the proportion of loans rolling into subsequent buckets has been following an increasing trend throughout the last quarters. For purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should only use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend that those in older periods. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity losses are calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 75% depending on the different loan types and loan-to-value ratios.
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
Operational Risk
Operational risk includes the potential for financial losses resulting from failed or inadequate controls. Operational risk is inherent in every aspect of business operations, and can result from a range of factors including human judgment, process or system failures, or business interruptions. Operational risk is present in all of Doral Financial’s business processes, including financial reporting. The Company has adopted a policy governing the requirements for operational risk management activities. This policy defines the roles and responsibilities for identifying key risks, key risks indicators, estimation of probabilities and magnitudes of potential losses and monitoring trends.
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
Internal Control Over Financial Reporting
For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2008, please refer to Part II, Item 9A. Controls and Procedures, of the Company’s 2008 Annual Report on Form 10-K.
Liquidity Risk
For a discussion of the risks associated with Doral Financial’s ongoing need for capital to finance its lending, servicing and investing activities, please refer to “Liquidity and Capital Resources” above.
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
Markets in the United States and elsewhere have experienced extreme volatility and disruption for nearly 18 months, continuing through the first quarter of 2009. The United States, Europe and Japan have entered into recessions that are likely to persist through 2009, despite past and expected governmental intervention in the world’s major economies.
The Puerto Rico economy has been in a recession since 2006. Based on information published by the Puerto Rico Planning Board on February 9, 2009, Puerto Rico real gross national product decreased 1.8% during the fiscal year ended June 30, 2007. The preliminary figures for the fiscal year ended June 30, 2008 are that the Puerto Rico gross national product decreased by 2.5%. As reported by the Puerto Rico Planning Board, the growth deceleration during fiscal year 2008 constitutes the sharpest economic reduction since fiscal year 1983.

The Puerto Rico Planning Board expects that recessionary conditions will continue in Puerto Rico during the fiscal years ending in June 30, 2009 and 2010. During fiscal year 2009, the projection is a reduction in real gross national product of 3.4%, and during fiscal year 2010 the projection is a reduction in real gross national product of 2.0%.
The new government in the Commonwealth of Puerto Rico, which started in January 2009, has estimated that Puerto Rico faces an estimated budget deficit of approximately $3.2 billion for fiscal year 2009. The increase in the projected deficit from the estimated $1.0 billion deficit at the time that the fiscal year 2009 budget was approved in July 2008 is the result of (i) revenues are expected to be lower than initially estimated by approximately $700.0 million and (ii) expenses are expected to be higher by approximately $1.5 billion because of higher medical reform expenses of approximately $500.0 million, other deficits, debt service of approximately $265.0 million and government account payables from prior fiscal years of approximately $750.0 million.
Given the magnitude of the projected budget deficit for fiscal year 2009 and comparable projected budget deficits in future fiscal years, the new Puerto Rico administration in announced in January 2009 that it was taking the following steps: (i) implemented a series of expense reduction measures and announced that it was in the process of analyzing and considering additional expense reduction measures; (ii) commenced the implementation of multi-year and zero-based budgeting; (iii) commenced the implementation of measures to improve tax compliance and enforcement to increase revenues; and (iv) commenced the analysis of various temporary and permanent revenue increasing measures. In addition, the Puerto Rico government has stated that it will have to finance a portion of the budget deficits by borrowing additional funds.
On March 3, 2009, the Puerto Rico Governor unveiled a plan to (i) stimulate the Puerto Rico economy; (ii) increase government revenues; (iii) reduce government expenses; and (iv) promote public-private partnerships for development projects. In order to implement the plan, the Puerto Rico Governor filed on March 4, 2009 four legislative bills with the Puerto Rico Legislature. The Puerto Rico Legislature approved three of these bills, with certain amendments, on March 6, 2009. The approved legislative bills were signed into law by the Puerto Rico Governor on March 9, 2009. For additional details on the new laws, please refer to Part I-Item 1. Business-The Commonwealth of Puerto Rico-Current Puerto Rico Government Fiscal Conditions in the Company’s 2008 Annual Report on Form 10-K.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding market risk to which the Company is exposed, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on these proceedings, please refer to Note 25 to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Readers should carefully consider, in connection with other information disclosed in this quarterly report on Form 10-Q, the risk factors set forth in Item 1A-Risk Factors in the Company’s 2008 Annual Report on Form 10-K. These risk factors could cause the Company’s actual results to differ materially from those stated in the forward-looking statements included in this quarterly report together with those forward-looking statements previously disclosed in the Company’s 2008 Annual Report on Form 10-K or those risk factors that are presently unforeseen could result in significant adverse effects on the Company’s business, financial condition, or results of operations. Please refer to the “Forward Looking Statements” on this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
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

DORAL FINANCIAL CORPORATION
(Registrant)

Date: May 7, 2009	/s/ Glen R. Wakeman

Glen R. Wakeman
Chief Executive Officer and President

Date: May 7, 2009	/s/ Robert E. Wahlman

Robert E. Wahlman
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
10.1		Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to Exhibit 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009.)

12.1	-	Computation of Ratio of Earnings to Fixed Charges.

12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.