Form 10-Q
period 2009-06-30
DORAL FINANCIAL CORP
filed 2009-08-06
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Common stock: 57,764,002 outstanding as of August 3, 2009.

DORAL FINANCIAL CORPORATION
INDEX PAGE

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
(Dollars in thousands, except for share data)	2009	2008
ASSETS
Cash and due from banks	$265,363	$184,302

Money market investments	49,254	3,215

Securities held for trading, at fair value (includes $0 and $198,680 pledged as collateral at June 30, 2009, and December 31, 2008, respectively that may be repledged)	49,141	251,877
Securities available for sale, at fair value (includes $1,130,876 and $1,067,097 pledged as collateral at June 30, 2009, and December 31, 2008, respectively, that may be repledged)	3,061,061	3,429,151
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	119,241	117,938

Total investment securities	3,229,443	3,798,966
Loans:
Loans held for sale, at lower of cost or market	400,600	386,610
Loans receivable	5,296,075	5,253,910
Less: Unearned interest	(1,536)	(2,197)
Less: Allowance for loan and lease losses	(146,769)	(132,020)

Total net loans receivable	5,147,770	5,119,693

Total loans	5,548,370	5,506,303

Accounts receivable	46,704	45,449
Mortgage-servicing advances	26,012	28,057
Accrued interest receivable	42,791	42,934
Servicing assets, net	112,869	114,396
Premises and equipment, net	103,220	104,733
Real estate held for sale, net	83,964	61,340
Deferred tax asset	124,801	120,827
Other assets	121,647	128,345

Total assets	$9,754,438	$10,138,867

LIABILITIES
Deposits:
Non-interest-bearing deposits	$247,703	$235,983
Interest-bearing deposits	3,816,554	4,166,789

Total deposits	4,064,257	4,402,772
Securities sold under agreements to repurchase	1,776,184	1,907,447
Advances from FHLB	1,580,400	1,623,400
Other short-term borrowings	557,000	351,600
Loans payable	352,834	366,776
Notes payable	273,910	276,868
Accrued expenses and other liabilities	315,950	304,833

Total liabilities	8,920,535	9,233,696

Commitments and contingencies (Please refer to Note 24 and 25)

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 7,709,704 shares issued and outstanding, at aggregate liquidation preference value at June 30, 2009 (9,015,000 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2008):

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	197,388	228,250
Perpetual cumulative convertible preferred stock	270,253	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 57,764,002 shares issued and outstanding at June 30, 2009 (53,810,110 shares issued and outstanding at December 31, 2008)	578	538
Additional paid-in capital	940,502	849,172
Legal surplus	23,596	23,596
Accumulated deficit	(458,259)	(418,168)
Accumulated other comprehensive loss, net of income tax benefit of $22,952 and $19,329 at June 30, 2009 and December 31, 2008, respectively	(140,155)	(123,217)

Total stockholders’ equity	833,903	905,171

Total liabilities and stockholders’ equity	$9,754,438	$10,138,867

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands, except for share data)	2009	2008	2009	2008
Interest income:
Loans	$81,245	$85,910	$162,833	$171,292
Mortgage-backed securities	27,256	29,936	54,637	49,038
Interest-only strips (“IOs”)	1,575	1,756	3,203	3,430
Investment securities	2,765	13,912	7,672	28,678
Other interest-earning assets	1,737	4,132	2,727	11,316

Total interest income	114,578	135,646	231,072	263,754

Interest expense:
Deposits	30,872	37,268	69,079	79,916
Securities sold under agreements to repurchase	17,481	22,091	34,713	40,404
Advances from FHLB	15,988	17,549	32,002	34,807
Other short-term borrowings	406	—	842	—
Loans payable	2,538	4,568	5,847	10,077
Notes payable	5,203	5,315	10,429	10,651

Total interest expense	72,488	86,791	152,912	175,855

Net interest income	42,090	48,855	78,160	87,899

Provision for loan and lease losses	10,133	10,683	33,758	15,469

Net interest income after provision for loan and lease losses	31,957	38,172	44,402	72,430

Non-interest income:
Total other-than-temporary impairment losses	(35,239)	—	(35,239)	—
Portion of loss recognized in other comprehensive income (before taxes)	28,444	—	28,444	—

Net other-than-temporary impairment losses	(6,795)	—	(6,795)	—

Net gain on mortgage loan sales and fees	3,298	3,858	5,017	6,226
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(5,796)	(7,916)	(13,124)	(248)
Net gain on investment securities	4,810	—	4,797	194
Servicing income (net of mark-to-market adjustment)	13,960	12,434	11,185	9,723
Commissions, fees and other income	9,654	16,519	19,634	26,379

Total non-interest income	19,131	24,895	20,714	42,274

Non-interest expenses:
Compensation and benefits	15,823	17,057	38,651	36,135
Taxes, other than payroll and income taxes	2,423	2,379	4,911	4,801
Advertising	1,424	2,273	2,872	4,505
Professional services	7,391	7,117	13,518	12,025
Communication expenses	4,005	4,486	8,413	8,626
EDP expenses	3,167	2,053	6,783	4,475
Occupancy expenses	2,914	4,214	6,915	8,503
Office expenses	1,203	1,527	2,669	3,151
Depreciation and amortization	3,217	4,072	6,670	8,127
FDIC insurance expense	6,144	1,424	8,081	2,320
Other	7,815	9,024	16,469	17,521

Total non-interest expenses	55,526	55,626	115,952	110,189

(Loss) income before income taxes	(4,438)	7,441	(50,836)	4,515
Income tax (benefit) expense	(12,654)	5,799	(12,762)	5,171

Net income (loss)	$8,216	$1,642	$(38,074)	$(656)

Net income (loss) attributable to common shareholders (1)	$14,524	$(6,683)	$(40,091)	$(17,306)

Net income (loss) per common share (2)	$0.27	$(0.12)	$(0.74)	$(0.32)

(1)	Please refer to Note 27 for additional information regarding net income (loss) attributable to common shareholders.

(2)	For the quarters and six month periods ended June 30, 2009 and 2008, net income (loss) per common share represents the basic and diluted loss per common share, respectively, for each of the periods presented.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	SIX MONTH PERIODS
	ENDED JUNE 30,
(In thousands)	2009	2008
PREFERRED STOCK:
Balance at beginning of period	$573,250	$573,250
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	(30,862)	—
Cumulative convertible	(74,747)	—

Balance at end of period	467,641	573,250

COMMON STOCK:
Balance at beginning of period	538	538
Common stock issued/converted:
Noncumulative nonconvertible	14	—
Cumulative convertible	26	—

Balance at end of period	578	538

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	849,172	849,081
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	5,697	—
Cumulative convertible	85,530	—
Stock-based compensation recognized	103	—

Balance at end of period	940,502	849,081

LEGAL SURPLUS	23,596	23,596

ACCUMULATED DEFICIT:
Balance at beginning of period	(418,168)	(66,610)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	23,917	—
Cumulative convertible	(14,548)	—
Net loss	(38,074)	(656)
Cash dividends declared on preferred stock	(11,386)	(16,650)

Balance at end of period	(458,259)	(83,916)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(123,217)	(33,148)
Other comprehensive loss, net of deferred tax	(16,938)	(99,914)

Balance at end of period	(140,155)	(133,062)

Total stockholders’ equity	$833,903	$1,229,487

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS)
(UNAUDITED)

	QUARTERS ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
(In thousands)	2009	2008	2009	2008
Net income (loss)	$8,216	$1,642	$(38,074)	$(656)

Other comprehensive loss, before tax:

Unrealized gains (losses) on securities arising during the period	16,031	(50,771)	60	(113,389)
Non-credit portion of other-than-temporary impairment losses	(28,444)	—	(28,444)	—
Reclassification of realized losses (gains) included in net loss	4,627	—	4,230	(194)

Other comprehensive loss on investment securities, before tax	(7,786)	(50,771)	(24,154)	(113,583)

Income tax benefit related to investment securities	1,168	5,113	3,623	13,913

Other comprehensive loss on investment securities, net of tax	(6,618)	(45,658)	(20,531)	(99,670)

Other comprehensive income (loss) on cash flow hedges(1)	2,388	2,923	3,593	(244)

Other comprehensive loss	(4,230)	(42,735)	(16,938)	(99,914)

Comprehensive income (loss)	$3,986	$(41,093)	$(55,012)	$(100,570)

Accumulated other comprehensive loss, net of tax

Other comprehensive loss on investment securities	$(105,884)	$(132,247)	$(105,884)	$(132,247)
Other comprehensive losses on other-than-temporary impairment losses on investment securities	(24,177)	—	(24,177)	—

Total other comprehensive loss on investment securities	(130,061)	(132,247)	(130,061)	(132,247)
Other comprehensive loss on cash flow hedge(1)	(10,094)	(815)	(10,094)	(815)

Total accumulated other comprehensive loss, net of tax	$(140,155)	$(133,062)	$(140,155)	$(133,062)

(1)	For the quarter and six month period ended June 30, 2009, other comprehensive loss on cash flow hedges includes $3.9 million related to a deferred tax asset valuation allowance.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTH PERIODS ENDED
	JUNE 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(38,074)	$(656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	103	—
Depreciation and amortization	6,670	8,127
Mark-to-market adjustment of servicing assets	4,798	7,099
Deferred tax expense	605	3,647
Provision for loan and lease losses	33,758	15,469
Net gain on sale of assets to be disposed of by sale	—	(23)
Accretion of discount on loans, investment securities and debt	(282)	(13,715)
Net increase in loans held for sale	(114,510)	(55,475)
Gains on securities	(9,033)	(3,157)
Net other-than-temporary impairment losses	6,795	—
Unrealized loss on trading securities	16,298	2,983
Decrease in securities held for trading	406,265	122,208
Amortization and net (gain) loss in the fair value of IOs	4,313	2,768
Increase in derivative instruments	(121)	(770)
Increase in accounts receivable	(1,255)	(333)
Decrease (increase) in mortgage servicing advances	2,045	(7,689)
Decrease (increase) in accrued interest receivable	143	(2,750)
Decrease (increase) in other assets	8,170	(20,415)
Decrease in accrued expenses and other liabilities	(15,555)	(31,273)

Total adjustments	349,207	26,701

Net cash provided by operating activities	311,133	26,045

Cash flows from investing activities:
Purchases of securities available for sale	(1,586,960)	(1,848,684)
Principal repayment and sales of securities available for sale	1,927,127	581,837
Increase in FHLB stock	(1,303)	(40,273)
Net increase of loans receivable	(201,477)	(267,143)
Purchases of premises and equipment	(5,157)	(3,651)
Proceeds from sales of mortgage servicing assets	159	—
Proceeds from assets to be disposed of by sale	—	474
Proceeds from sales of real estate held for sale	21,313	8,398

Net cash provided by (used in) investing activities	153,702	(1,569,042)

Cash flows from financing activities:
(Decrease) increase in deposits	(338,515)	62,704
(Decrease) increase in securities sold under agreements to repurchase	(131,263)	655,908
Proceeds from advances from FHLB	350,000	1,440,000
Repayment of advances from FHLB	(393,000)	(845,000)
Proceeds from other short-term borrowings	2,328,000	—
Repayment of other short-term borrowings	(2,122,600)	—
Repayment of secured borrowings	(13,942)	(22,886)
Repayment of notes payable	(3,118)	(2,890)
Payment associated with conversion of preferred stock	(4,972)	—
Dividends paid	(8,325)	(16,650)

Net cash (used in) provided by financing activities	(337,735)	1,271,186

Net increase (decrease) in cash and cash equivalents	$127,100	$(271,811)
Cash and cash equivalents at beginning of period	187,517	789,169

Cash and cash equivalents at the end of period	$314,617	$517,358

Cash and cash equivalents includes:
Cash and due from banks	$265,363	$87,057
Money market investments	49,254	430,301

	$314,617	$517,358

Supplemental schedule of non-cash activities:
Loan securitizations	$219,617	$147,574

Reclassification of securities from the held for trading portfolio to the available for sale portfolio	$—	$68,520

Reclassification from the held for sale portfolio to the loans receivable portfolio	$—	$48,185

Reclassification of assets to be disposed of by sale to premises and equipment	$—	$809

Loans foreclosed	$46,361	$25,032

Capitalization of servicing assets	$3,430	$2,975

Supplemental information for cash flows:
Cash used to pay interest	$165,683	$184,658

Cash used to pay income taxes	$2,365	$17,816

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations and Basis of Presentation
Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking (including thrift operations), mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Securities, Inc. (“Doral Securities”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR in turn operates three wholly-owned subsidiaries Doral Mortgage LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2005.
On July 1, 2008, Doral International, Inc. (“Doral International”), an international banking entity (“IBE”), subject to supervision, examination and regulation by the Commissioner of Financial Institutions under the International Banking Center Regulatory Act (the “IBC Act”), was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, in a transaction structured as a tax free reorganization. On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the IBC Act.
The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the quarter and six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“SFAS No. 168”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 and established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force Abstracts (“EITF”). Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company will be adopting the enhanced disclosure requirements for the period ending September 30, 2009. The effect of adopting this standard, if any, is not expected to be significant.
SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In June 2009, the FASB issued SFAS No. 167, to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement carries forward the scope of FIN 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140 (“SFAS No. 166”).
This Statement shall be effective as of January 1, 2010. Earlier application is prohibited. For public enterprises, in periods after initial adoption, comparative disclosures for those disclosures that were not previously required by FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, are required only for periods after the effective date. Comparative information for disclosures previously required by FSP FAS 140-4 and FIN 46(R)-8 that are also required by this Statement shall be presented. Comparative information for disclosures previously required by FIN 46(R) that are also required by this Statement shall be presented. Management will adopt the accounting and disclosure requirements for reporting period beginning January 1, 2010 and is currently evaluating the effect of adopting the guidance.
SFAS No. 166, Accounting for Transfer of Financial Assets- an amendment of FASB No. 140 (“SFAS No. 166”). In June 2009, the FASB issued SFAS No.166 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) as follows: a) removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; b) modifies the financial-components approach used in SFAS No. 140 and limits the circumstances in which a transferor derecognizes a portion or component of a financial asset when the transferor has not transferred the original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the financial asset; c) establishes the following conditions for reporting a transfer of a portion of a financial asset as a sale: (1) the transferred portion and any portion that continues to be held by the transferor must be participating interest and (2) the transfer of the participating interest must meet the conditions for surrender of control. If the transfer does not meet these conditions, sale accounting can be achieved only by transferring an entire financial asset or group of entire financial assets in a transaction that meets the sale accounting conditions; d) defines a participating interest as a portion of a financial asset that conveys proportionate ownership rights with equal priority to each participating interest holder, involves no recourse to any participating interest holder and does not entitle any participating interest holder to receive cash before any other participating interest holder; e) clarifies that an entity must consider all arrangements made contemporaneously with a transfer even if not entered into at the time of the transfer; f) clarifies the isolation analysis to ensure that the financial asset has been put beyond the reach of the transferor; g) requires that a transferor, in a transfer to an entity whose sole purpose is to engage in securitization determine whether each third-party holder of a beneficial interest has the right to pledge or exchange its beneficial interest; h) clarifies the principle that the transferor must evaluate whether it or its agents effectively control the transferred financial asset directly or indirectly; i) requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of an entire financial asset or a group of financial assets accounted for as a sale; j) removes the special provisions in SFAS No. 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations to require them to be treated the same as any other transfer of financial assets within the scope of SFAS No. 140, as amended by this Statement; k) removes the fair value practicability exception from measuring the proceeds received by a transferor in a transfer that meets the conditions for sale accounting at fair value; and l) requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales.
SFAS No. 166 will be effective as of January 1, 2010. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. Management will adopt the accounting and disclosure requirements for reporting period beginning January 1, 2010 and is currently evaluating the effect of adopting the guidance.

SFAS No. 165, Subsequent Events (“SFAS No. 165”). In May 2009, the FASB issued SFAS No. 165, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This Statement shall be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. An entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such events, an entity shall disclose the following: a) the nature of the event and b) an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS No. 165 effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.
3. Cash and due from banks
At June 30, 2009 and December 31, 2008, the Company’s cash amounted to $265.4 million and $184.3 million, respectively.
In October 2008, the Federal Reserve Bank announced that it would pay interest on required reserve balances and excess balances beginning with the reserve balance maintenance period that started on October 9, 2008. As of June 30, 2009 and December 31, 2008, the Company maintained as interest-bearing $201.1 million and $120.9 million with the Federal Reserve, respectively. Also, the Company maintained at June 30, 2009 and December 31, 2008, $25.9 million and $14.9 million, respectively, as interest-bearing with the Federal Home Loan Bank.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $134.4 million and $132.6 million as of June 30, 2009 and December 31, 2008, respectively.
4. Money Market Investments
At June 30, 2009, money market investments included $47.4 million in interest bearing accounts pledged as collateral for securities sold under agreement to repurchase. At December 31, 2008, no money market investments were pledged as collateral for securities sold under agreement to repurchase.

5. Securities Held for Trading
The fair values of the Company’s securities held for trading are shown below by category.
The following table summarizes Doral Financial’s securities held for trading as of June 30, 2009 and December 31, 2008.

SECURITIES HELD FOR TRADING
(In thousands)	JUNE 30, 2009	DECEMBER 31, 2008
Mortgage-Backed Securities	$703	$731
Variable Rate Interest-Only Strips	47,404	51,709
Fixed Rate Interest-Only Strips	462	470
U.S. Treasury Notes	—	198,680
Derivatives(1)	572	287

Total	$49,141	$251,877

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $470.0 million as of June 30, 2009 and $305.0 million as of December 31, 2008. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of June 30, 2009 and December 31, 2008 weighted-average yield was 12.48% and 5.87%, respectively.
6. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of June 30, 2009 and December 31, 2008.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2009

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
Mortgage-Backed Securities
GNMA
Due within one year	$12	$1	$—	$13	6.04%
Due from one to five years	721	11	8	724	4.67%
Due from five to ten years	576	18	—	594	6.58%
Due over ten years	59,090	1,149	15	60,224	5.39%

FHLMC and FNMA
Due from five to ten years	102,346	2,424	—	104,770	4.63%
Due over ten years	1,023,870	24,307	73	1,048,104	5.03%

CMO Government Sponsored Agencies
Due from five to ten years	73,683	186	189	73,680	3.69%
Due over ten years	1,229,764	6,582	10,297	1,226,049	3.48%

Non-Agency CMOs
Due over ten years	464,833	—	177,468	287,365	4.08%

Debt Securities
FHLB Notes
Due within one year	2,058	53	—	2,111	4.16%

FNMA Notes
Due within one year	43,459	64	—	43,523	0.71%
Due from one to five years	133,162	825	—	133,987	2.42%

P.R. Housing Bank
Due from five to ten years	3,595	8	—	3,603	4.92%
Due over ten years	3,660	4	—	3,664	5.47%

Other
Due within one year	11,080	1	—	11,081	4.64%
Due from one to five years	54,165	724	—	54,889	5.18%
Due over ten years	8,000	—	1,320	6,680	5.61%

	$3,214,074	$36,357	$189,370	$3,061,061	4.10%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2008

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
Mortgage-Backed Securities
GNMA
Due within one year	$50	$1	$—	$51	5.89%
Due from one to five years	875	8	16	867	4.42%
Due from five to ten years	626	12	—	638	5.83%
Due over ten years	63,957	390	354	63,993	5.38%

FHLMC and FNMA
Due from five to ten years	52,381	1,209	—	53,590	4.61%
Due over ten years	975,092	15,844	2,296	988,640	5.25%

CMO Government Sponsored Agencies
Due from five to ten years	2,223	—	—	2,223	7.80%
Due over ten years	1,588,047	2,367	7,900	1,582,514	3.61%

Non-Agency CMOs
Due over ten years	491,877	47	139,845	352,079	6.17%

Debt Securities
FHLB Notes
Due from one to five years	2,060	82	—	2,142	4.16%
Due from five to ten years	63,470	720	—	64,190	5.00%
Due over ten years	80,000	72	—	80,072	5.21%

FNMA Notes
Due within one year	43,518	45	—	43,563	3.19%
Due from one to five years	3,177	113	—	3,290	3.37%
Due over ten years	49,990	91	—	50,081	6.00%

FHLMC Notes
Due over ten years	50,000	—	395	49,605	5.50%

P.R. Housing Bank
Due from five to ten years	3,595	30	9	3,616	4.92%
Due over ten years	3,690	26	—	3,716	5.47%

Other
Due within one year	11,141	174	—	11,315	4.64%
Due from one to five years	64,241	1,727	—	65,968	5.23%
Due over ten years	8,000	48	1,050	6,998	5.61%

	$3,558,010	$23,006	$151,865	$3,429,151	4.62%

7. Investments in an Unrealized Loss Position
The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:
SECURITIES AVAILABLE FOR SALE

	As of June 30, 2009
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed
Securities
GNMA	4	$450	$15	4	$552	$8	8	$1,002	$23
FNMA	4	98,445	73	—	—	—	4	98,445	73
CMO Government Sponsored Agencies	8	629,862	10,486	—	—	—	8	629,862	10,486
Non-Agency CMOs	1	2,129	302	11	285,236	177,166	12	287,365	177,468
Debt Securities
Other	1	4,940	60	1	1,740	1,260	2	6,680	1,320

	18	$735,826	$10,936	16	$287,528	$178,434	34	$1,023,354	$189,370

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2008
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed
Securities
GNMA	109	$33,200	$370	—	$—	$—	109	$33,200	$370
FNMA/FHLMC	21	387,587	2,296	—	—	—	21	387,587	2,296
CMO Government Sponsored Agencies	18	1,080,204	7,900	—	—	—	18	1,080,204	7,900
Non-Agency CMOs	2	7,154	3,357	9	342,311	136,488	11	349,465	139,845
Debt Securities
FHLMC Notes	1	49,605	395	—	—	—	1	49,605	395
P.R. Housing Bank	1	2,086	9	—	—	—	1	2,086	9
Other	—	—	—	1	1,950	1,050	1	1,950	1,050

	152	$1,559,836	$14,327	10	$344,261	$137,538	162	$1,904,097	$151,865

The securities held by the Company are principally mortgage-backed securities or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio consists primarily of AAA rated debt securities, except for the Non-Agency collateralized mortgage obligations (“CMO”).
The Company adopted FSP FAS No. 115-2 and FAS No. 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”), effective April 1, 2009. FSP FAS No. 115-2 and FAS No. 124-2 requires an assessment of other-than-temporary impairment (“OTTI”) whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:
•	If the Company intends to sell the investment security and its fair value is less than its amortized cost.

•	If, based on available evidence, it is more likely than not that the Company will decide or be required to sell the investment security before the recovery of its amortized cost basis.

•	If the Company does not expect to recover the entire amortized cost basis of the investment security. This occurs when the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Company uses its best estimate of the present value of cash flows expected to be collected from the investment security. Cash flows expected to be collected are estimated based on a careful assessment of all available information. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.
The Company evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, the Company considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status of the securities; the creditworthiness of the issuers of the securities; the value and type of underlying collateral; the duration and level of the unrealized loss; any credit enhancements; and other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The difference between the estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be a credit loss.
As a result of its review of the portfolio as of June 30, 2009, the Company performed a detailed cash flow analysis to assess whether any of the securities were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security and the pull through rate, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.
During the second quarter of 2009, it was determined that three securities were OTTI. One security is a subordinated interest in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans. The security characteristics that led to the OTTI conclusion included: the cumulative level and estimated future delinquency levels, the effect of severely delinquent loans on forecasted defaults, the cumulative severity and expected severity in resolving the defaulted loans, the current subordination of the securities and the present value of the forecast cash flows was less than the cost basis of the security. Management estimates that credit losses of $5.7 million had been incurred on this security with amortized cost of $58.2 million as of June 30, 2009. It is possible that future loss assumptions could change and cause future other-than-temporary impairment charges in this security.
All other securities collateralized by option ARMs and hybrid ARMs were judged not to be OTTI as of June 30, 2009. During the first half of 2009, prices for these securities continue to be under pressure as credit defaults increased across the nation and resulted in increased estimates of defaults and loss severities of the collateral underlying the securities.
Non-Agency CMO’s also include P.R. Non-Agency CMO’s with a market value of $7.8 million that are comprised of subordinate tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounted for these investments under the guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”), as amended by FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The other two securities that were OTTI during the second quarter of 2009 are P.R. Non-Agency CMO’s. Management estimates that credit losses of $1.1 million had been incurred on these securities with amortized cost of $10.7 million as of June 30, 2009. It is possible that future loss assumptions could change and cause future other-than-temporary impairment charges in these securities.

Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the impact of inflationary pressures on the consumer, the high rate of unemployment and general recessionary condition on the Island, has resulted in higher default and loss estimates on these bonds. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds. These changes have caused the securitization’s cash flow waterfall to accelerate repayment of senior issues of certain securitizations.
The Company does not intend to sell the securities which it has judged to be OTTI and it is not more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the present value of estimated future cash flows is recorded as a credit related OTTI of the securities.
For the remainder of the Company’s securities portfolio that have experienced decreases in the fair value, the decline is considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities.
In subsequent periods the Company will account for the securities judged to be OTTI as if the securities had been purchased at the previous amortized cost less the credit related OTTI. Once a credit loss is recognized, the investment will be adjusted to a new amortized cost basis equal to the previous amortized cost basis less the amount recognized in earnings. For the investment securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.
The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at June 30, 2009:

	As of June 30, 2009			Quarter Ended June 30, 2009			Six Month Period Ended June 30, 2009
	Amortized				OTTI			OTTI
	Cost (after	Gross		OTTI	Related to	Total	OTTI	Related to	Total
	credit	Unrealized		Related to	Non-Credit	Impairment	Related to	Non-Credit	Impairment
(In thousands)	related OTTI)	Losses	Fair Value	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$58,175	$24,543	$33,632	$5,680	$24,543	$30,223	$5,680	$24,543	$30,223
P.R. Non-Agency CMOs	10,744	3,901	6,843	1,115	3,901	5,016	1,115	3,901	5,016

	$68,919	$28,444	$40,475	$6,795	$28,444	$35,239	$6,795	$28,444	$35,239

The following table presents a roll-forward of amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Company for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

	Quarter Ended	Six Month Period Ended
(In thousands)	June 30, 2009	June 30, 2009
Balance at beginning of period	$919	$919
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	6,685	6,685
Additional other-than-temporary impairment credit losses for which an other-than-temporary charge was previously recognized	110	110

Balance at end of period	$7,714	$7,714

The Company will continue to monitor and analyze the performance of its securities to assess the collectibility of principal and interest as of each balance sheet date. As conditions in the housing and mortgage markets continue to change over time, the amount of projected credit losses could also change. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates, and macro-economic factors in the United States and Puerto Rico. Doral Financial’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral.

8. Pledged Assets
At June 30, 2009 and December 31, 2008, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

(In thousands)	JUNE 30, 2009	DECEMBER 31, 2008
Securities available for sale	$2,706,197	$2,648,132
Securities held for trading	—	198,680
Loans held for sale	153,949	165,929
Loans receivable	2,995,472	2,885,116

Total pledged assets	$5,855,618	$5,897,857

9. Loans Held for Sale
Loans held for sale consist of the following:

LOANS HELD FOR SALE
(In thousands)	JUNE 30, 2009	DECEMBER 31, 2008
Conventional single family residential loans	$143,094	$154,081
FHA/VA loans	222,861	194,241
Commercial loans to financial institutions	18,005	19,527
Commercial real estate loans	16,640	18,761

Total loans held for sale (1)	$400,600	$386,610

(1)	At both June 30, 2009 and December 31, 2008, the loans held for sale portfolio includes $1.1 million related to interest-only loans.
At June 30, 2009 and December 31, 2008, loans held for sale amounting to $153.9 million and $165.9 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At June 30, 2009 and December 31, 2008, the loans held for sale portfolio includes $192.6 million and $165.6 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.
As of June 30, 2009 and December 31, 2008, the Company had a net deferred origination fee on loans held for sale amounting to approximately $1.4 and $0.6 million, respectively

10. Loans Receivable
Loans receivable consist of the following:
LOANS RECEIVABLE, NET

	JUNE 30, 2009		DECEMBER 31, 2008
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$480,135	9%	$506,031	9%
Residential mortgage loans	3,737,541	70%	3,650,222	69%
Commercial — secured by real estate	771,581	15%	757,112	14%
Consumer — other:
Personal loans	32,223	1%	37,844	1%
Auto loans	41	0%	122	0%
Credit cards	24,551	1%	26,034	1%
Overdrawn checking accounts	1,251	0%	668	0%
Revolving lines of credit	23,533	0%	25,520	1%
Lease financing receivables	18,528	0%	23,158	0%
Commercial non-real estate	130,625	2%	136,210	3%
Loans on savings deposits	3,999	0%	5,240	0%
Land secured	105,738	2%	118,870	2%

Loans receivable, gross(2)	5,329,746	100%	5,287,031	100%

Less:
Discount on loans transferred(3)	(13,814)		(15,735)
Unearned interest	(1,536)		(2,197)
Deferred loan fees/costs, net	(19,857)		(17,386)
Allowance for loan and lease losses	(146,769)		(132,020)

	(181,976)		(167,338)

Loans receivable, net	$5,147,770		$5,119,693

(1)	Includes $307.2 million and $422.6 million of construction loans for residential housing projects as of June 30, 2009 and December 31, 2008, respectively. Also includes $172.9 million and $83.4 million of construction loans for commercial, condominiums and multifamily projects as of June 30, 2009 and December 31, 2008, respectively.

(2)	Includes $402.7 million and $349.5 million of interest-only loans, as of June 30, 2009 and December 31, 2008, respectively.

(3)	Related to $1.4 billion of loans transferred during 2007, from the loans held for sale portfolio to the loans receivable portfolio. As of June 30, 2009 and December 31, 2008, the outstanding balance of these loans transferred was $1.2 billion for both periods.
At June 30, 2009 and December 31, 2008, loans receivable amounting to $197.7 million and $199.6 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
As of June 30, 2009 and December 31, 2008, the Company had a net deferred origination fee on loans receivable amounting to approximately $19.9 million and $17.4 million, respectively.
The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. In assessing the reserves under the discounted cash flows, the Company considers the estimate of future cash flows based on reasonable and supportable assumptions and projections. All available evidence, including estimated costs to sell if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan, is considered in developing those estimates. The likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows.
The following table summarizes the Company’s impaired loans and the related allowance:

	JUNE 30,	DECEMBER 31,
(In thousands)	2009	2008
Impaired loans with allowance	$237,993	$207,949
Impaired loans without allowance	176,803	120,378

Total impaired loans	$414,796	$328,327

Related allowance	$50,016	$45,099
Average impaired loans	$377,335	$317,844
As of June 30, 2009 and December 31, 2008, the Company had loans receivable and loans held for sale, including impaired loans, on which the accrual of interest income had been discontinued, totaling approximately $805.7 million and $717.7 million, respectively. For the quarter and six month period ended June 30, 2009, the Company would have recognized $6.0 million and $14.6 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
The Company will restructure the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS No. 15”). Such restructures are identified as TDRs and accounted for based on the provision of SFAS No. 114. As of June 30, 2009, the Company had restructured $132.0 million, $49.4 million, $0.5 million and $293.2 million of construction, commercial, consumer and residential mortgage loans, respectively, that are considered TDR’s.
As part of its regular collection and loss mitigation activities, as of June 30, 2009, the Company has fully restructured $293.2 million of mortgage loans, $236.4 million of these loans have proven repayment capacity for a sufficient amount of time and therefore, have been returned to accruing status. Restructured loans totaling $56.8 million are yet to prove repayment capacity and/or are not complying with their modified contractual terms. Accordingly, the loans continue in non-accrual status and are reported as non-performing loans.
Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5, Accounting for Contingencies (“SFAS 5”). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the periods indicated.

ALLOWANCE FOR LOAN AND LEASE LOSSES	QUARTERS ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
(In thousands)	2009	2008	2009	2008
Balance at beginning of period	$143,900	$121,182	$132,020	$124,733
Provision for loan and lease losses	10,133	10,683	33,758	15,469
Losses charged to the allowance	(7,447)	(9,792)	(19,417)	(18,845)
Recoveries	183	26	408	742

Balance at end of period	$146,769	$122,099	$146,769	$122,099

11. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and 5% or more stockholders for the periods indicated.

(In thousands)	JUNE 30, 2009	DECEMBER 31, 2008
Balance at beginning of period	$2,579	$5,090
New loans	3,178	58
Repayments	(2,069)	(101)
Loans sold	—	(511)
Loans of former officers	—	(1,957)

Balance at end of period (1)	$3,688	$2,579

(1)	At June 30, 2009 and December 31, 2008, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At June 30, 2009 and December 31, 2008, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $3.5 million and $2.4 million, respectively.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the quarter and six month period ended June 30, 2009 amounted to $0.6 million and $0.9 million, compared to $0.5 million and $0.8 million for the corresponding 2008 periods.
For the quarter and six month period ended June 30, 2009, the Company assumed $0.2 million and $0.3 million, compared to $0.5 million and $0.9 million for the corresponding 2008 period, of the professional services expense related to Doral Holdings.
12. Accounts Receivable
The Company’s accounts receivable amounted to $46.7 million and $45.4 million as of June 30, 2009 and December 31, 2008, respectively. Total accounts receivable for both periods include $21.7 million related to the recognition of a receivable related to the Lehman Brothers Transaction.
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
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million. The termination of the agreements caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. They also announced that they expect to have enough assets to cover customer claims but stated that they could not determine at this point what would be available to pay general creditors. Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. Management evaluated this receivable in accordance with the guidance provided by SFAS 5 and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008 and recorded a net receivable of $21.7 million. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional information on the SIPC proceeding becomes available, Doral may need to accrue further losses or reverse losses already accrued. As of June 30, 2009, no additional information has come to management’s attention that would indicate that an additional reserve is necessary at this time.
The actual loss that may ultimately be incurred by Doral with respect to its pending LBI claim may have a material adverse impact on the Company’s results of operations.
13. Servicing Activities
The Company routinely originates, securitizes and sells mortgage loans into the secondary market. The Company generally retains the servicing rights and, in the past, also retained interest-only strips. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.
The Company engages third party specialists to assist with its valuation of the servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the mortgage servicing rights (“MSR”) is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSR incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
The changes in servicing assets measured using the fair value method for the quarters and six month periods ended June 30, 2009 and 2008 are shown below:

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands)	2009	2008	2009	2008
Balance at beginning of period	$104,426	$139,570	$114,396	$150,238
Sales of servicing asset(1)	(159)	—	(159)	—
Adjustment to MSR fair value for loans repurchased(2)	—	(587)	—	(587)
Capitalization of servicing assets	2,047	2,046	3,430	2,975
Change in fair value	6,555	4,498	(4,798)	(7,099)

Balance at end of period(3)	$112,869	$145,527	$112,869	$145,527

(1)	Amount represents MSRs sales related to $7.1 million in principal balance of mortgage loans.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $26.7 million in principal balance of mortgage loans serviced for others.

(3)	Outstanding balance of loans serviced for third parties amounted to $9.1 billion and $9.7 billion as of June 30, 2009 and 2008, respectively.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at June 30, 2009 and 2008 was 5.6 years and 8.0 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
Discount rate assumptions for the Company’s servicing assets were relatively stable on the quarters ended June 30, 2009 and 2008, which were 11.4% and 11.6%, respectively. At June 30, 2009, fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate assumptions employed for the valuation of the Company’s servicing assets for the quarter ended June 30, 2009 were higher than in 2008, the prepayment rates assumption was 11.7% compared to 9.4% for the corresponding 2008 period.
The following table shows the changes in the Company’s interest-only strips, included in securities held for trading on the balance sheet, for each of the periods shown:

	QUARTERS ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands)	2009	2008	2009	2008
Balance at beginning of period	$49,744	$51,538	$52,179	$51,928
Amortization	(2,447)	(1,672)	(4,320)	(2,739)
Gain (loss) on the IO value	569	(706)	7	(29)

Balance at end of period	$47,866	$49,160	$47,866	$49,160

To determine the value of its portfolio of variable IOs, Doral Financial uses an internal valuation model that forecasts expected cash flows using forward London Interbank Offered Rate (“LIBOR”) rates derived from the LIBOR/Swap yield curve at the date of the valuation. The characteristics of the variable IOs result in an increase in cash flows when LIBOR rates fall and a reduction in cash flows when LIBOR rates rise. This provides a mitigating effect on the impact of prepayment speeds on the cash flows, with prepayment expected to rise when long-term interest rates fall reducing the amount of expected cash flows and the opposite when long-term interest rates rise. Prepayment assumptions incorporated into the valuation model for variable and fixed IOs are based on publicly available, independently verifiable, prepayment assumptions for FNMA mortgage pools and statistically derived prepayment adjusters based on observed relationships between the Company’s and the FNMA’s U.S. mainland mortgage pool prepayment experiences.
This methodology resulted in a constant prepayment rate (“CPR”) of 11.2% and 8.0% for the quarters ended June 30, 2009 and 2008, respectively. The change in the CPR between 2009 and 2008 was due mostly to a generalized decrease in market interest rates. However, Puerto Rico prepayment speeds continue to be slower than U.S. especially considering the persistence of recessionary conditions.
The Company continues to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. The Company compares the resulting discount rate from its model (blend of LIBOR-Swaps curve and Agency Trust IO Z-spreads) to discount rate levels used by the third party valuation provider in performing valuation of excess servicing portfolios. This methodology resulted in a discount rate for the quarters ended June 30, 2009 and 2008 of 13.0% and 13.6%, respectively.
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
The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2009, were as follows:

	Servicing	Interest-
(Dollars in thousands)	Assets	Only Strips
Carrying amount of retained interest	$112,869	$47,866
Weighted-average expected life (in years)	5.6	5.1

Constant prepayment rate (weighted-average annual rate)	11.7%	11.2%
Decrease in fair value due to 10% adverse change	(5,475)	(1,603)
Decrease in fair value due to 20% adverse change	(10,581)	(3,110)

Residual cash flow discount rate (weighted-average annual rate)	11.4%	13.0%
Decrease in fair value due to 10% adverse change	(4,300)	(1,813)
Decrease in fair value due to 20% adverse change	(8,289)	(3,472)
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
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of June 30, 2009, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.
(Dollars in thousands)

Change in Interest	Constant Prepayment	Weighted-Average Expected Life	Change in Fair	Percentage of
Rates(Basis Points)	Rate	(Years)	Value of IOs	Change
+200	7.1%	6.5	$(3,111)	(6.5)%
+100	8.4%	6.1	(495)	(1.0)%
+50	9.7%	5.6	(227)	(0.5)%
Base	11.2%	5.1	—	0%
-50	12.8%	4.6	361	0.8%
-100	13.9%	4.4	1,104	2.3%
-200	15.2%	4.1	3,679	7.7%
14. Servicing Related Matters
At June 30, 2009, escrow funds and custodial accounts included approximately $98.2 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $24.7 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of June 30, 2009.

15. Other Real Estate Owned
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A loss is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties are charged to expense in the period incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expense within the other expenses caption in the accompanying Consolidated Statements of Income (Loss). Real estate held for sale totaled to $84.0 million and $61.3 million as of June 30, 2009 and December 31, 2008, respectively.
16. Deposits
The following table summarizes deposit balances:

(In thousands)	JUNE 30, 2009	DECEMBER 31, 2008
Brokered certificates of deposit	$2,204,329	$2,652,305
Certificates of deposit	471,337	542,074
Regular savings	371,865	338,784
NOW accounts and other transaction accounts	350,794	356,988
Money markets accounts	418,229	276,638

Total interest-bearing	3,816,554	4,166,789
Non interest-bearing deposits	247,703	235,983

Total deposits	$4,064,257	$4,402,772

17. Repurchase Agreements
As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2009	2008
Non-callable repurchase agreements with a maturities less than or equal to 90 days, at a fixed rate of 0.40% and at various fixed rates averaging 0.78% at June 30, 2009 and December 31, 2008, respectively.	$5,922	$281,447

Non-callable repurchase agreements with maturities ranging from October 2009 to October 2013, at various fixed rates averaging 3.72% and 3.96% at June 30, 2009 and December 31, 2008, respectively.	1,491,762	1,347,500

Callable repurchase agreements with maturities ranging from September 2009 to February 2014, at various fixed rates averaging 4.88% at both June 30, 2009 and December 31, 2008.	278,500	278,500

	$1,776,184	$1,907,447

18. Advances from FHLB
Advances from FHLB consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2009	2008
Non-callable advances with maturities ranging from July 2009 to May 2013 (2008 — February 2009 to May 2013), at various fixed rates averaging 3.74% and 3.77% at June 30, 2009 and December 31, 2008, respectively.	$956,400	$974,400

Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 1.13% and 4.17% at June 30, 2009 and December 31, 2008, respectively.	200,000	200,000

Non-callable advances with maturities ranging from September 2009 to November 2012, tied to 1-month LIBOR adjustable monthly, at a rate of 0.33% and 0.49% at June 30, 2009 and December 31, 2008, respectively.	145,000	145,000

Callable advances with maturities ranging from June 2010 to March 2012, at various fixed rates averaging 5.41% and 5.40%, at June 30, 2009 and December 31, 2008, respectively, callable at various dates beginning on July 2009 (2008 - January 2009).	279,000	304,000

	$1,580,400	$1,623,400

At June 30, 2009, the Company had pledged qualified collateral in the form of mortgage and investment securities with a market value of $2.0 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

19. Other short-term borrowings
Other short-term borrowings consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2009	2008
Borrowings with the Federal Home Loan Bank, collateralized by securities at a fixed rate of 0.46%, maturing in January 2009.	$—	$55,000
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.25%, with maturities ranging from July 2009 to September 2009.	557,000	—
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 1.39%, maturing in January 2009.	—	10,000
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.60%, maturing in January 2009.	—	138,600
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.42%, maturing in February 2009.	—	148,000

	$557,000	$351,600

Maximum borrowings outstanding at any month end during the first half of 2009 were $746.0 million. The approximate average daily outstanding balance of short-term borrowings for the first half of 2009 was $629.6 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 0.27% during the first half of 2009.
20. Loans Payable
At June 30, 2009 and December 31, 2008, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2009	2008
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 2.56% and 5.00% at June 30, 2009 and December 31, 2008, respectively.	$332,412	$344,257

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.42% at June 30, 2009 and December 31, 2008, respectively.	20,422	22,519

	$352,834	$366,776

Maximum borrowings outstanding at any month end during the first half of 2009 were $364.8 million. The approximate average daily outstanding balance of loans payable for the first half of 2009 was $361.1 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 3.27% during the first half of 2009.
At June 30, 2009 and December 31, 2008, the Company had $153.9 million and $165.9 million, respectively, of loans held for sale and $197.7 million and $199.6 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

21. Notes payable
Notes payable consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2009	2008
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$98,539	$98,459
$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	29,748	29,709
$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,402	39,374
$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,459	29,446
Bonds payable secured by mortgage on building at fixed rates ranging from 6.40% to 6.90%, with maturities ranging from December 2009 to December 2029, paying interest monthly.	39,885	40,335
Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly.	7,600	7,600
Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly.	29,277	31,945

	$273,910	$276,868

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2009, the outstanding principal balance of the bonds was $47.5 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2009 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
22. Income Taxes
Background
Income taxes include Puerto Rico income taxes as well as applicable U.S. federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
Under Puerto Rico Income Tax Law, the Company and its subsidiaries are treated as separate taxable entities and do not file consolidated tax returns.
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%. On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A, was introduced to the Code to impose a 5% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years commenced after December 31, 2008 and before January 1, 2012. This increases the Company’s income tax rate from 39.00% to 40.95% for tax years from 2009 through 2011.
Doral Financial’s interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans is exempt Puerto Rico from income taxes. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, for which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States.
Income Tax Expense
The components of income tax expense are summarized below:

	QUARTER ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
(In thousands)	2009	2008	2009	2008
Current income tax (benefit) expense:
Puerto Rico	$(15,275)	$346	$(14,932)	$693
United States	853	831	1,565	831

Total current income tax (benefit) expense	(14,422)	1,177	(13,367)	1,524
Deferred income tax expense:
Puerto Rico	2,384	4,564	1,269	3,390
United States	(616)	58	(664)	257

Total deferred income tax expense	1,768	4,622	605	3,647

Total income tax (benefit) expense	$(12,654)	$5,799	$(12,762)	$5,171

The recognition of current income tax benefit for the second quarter and six month period ended June 30, 2009 is related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions. Deferred tax expense is related to recognition of additional deferred tax assets (“DTA”), primarily net operating losses (“NOLs”) net of amortization of existing DTAs and of an increase in the valuation allowance.
The income tax benefit of $12.7 million for the quarter ended June 30, 2009 was composed of a current tax benefit of $15.3 million related to FIN 48 transactions (refer to FIN No. 48, Accounting for Uncertainty in Income Taxes, on interpretation of FASB No. 109 (“FIN 48”) discussion below), a deferred tax expense of $1.8 million and current U.S. income tax expense of $0.9 million related to the Company’s U.S. affiliates that had net income before tax of $1.9 million for the second quarter of 2009.
The income tax benefit of $12.8 million for the six month period ended June 30, 2009 was composed of a current tax benefit of $14.9 million related to FIN 48 transactions, a deferred tax expense of $0.6 million and current U.S. income tax expense of $1.6 million related to the Company’s U.S. affiliates that had net income before tax of $3.4 million for the six month period ended June 30, 2009.
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
The Company evaluates its deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which states that deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.
In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years, and tax planning strategies. The determination of a valuation allowance on deferred tax assets requires judgment based on the weight of all available evidence and considering the relative impact of negative and positive evidence. Certain events occurred in the fourth quarter of 2008 that led management to reassess its expectations of the realization of its deferred tax assets and to conclude that an additional valuation allowance was necessary.
As of June 30, 2009, two of the Company’s Puerto Rico taxable entities had a three year cumulative loss in earnings before tax. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future, considering the criteria of SFAS No. 109. Accordingly, as of June 30, 2009 and December 31, 2008, the Company determined that it was more likely than not that $402.7 million and $388.5 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At June 30, 2009, the net deferred tax asset associated with these two companies was $15.2 million, compared to $16.5 million at December 31, 2008. Approximately, $84.1 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The allowance also includes a valuation allowance of $3.9 million related to deferred taxes on unrealized losses on cash flow hedges as of June 30, 2009.
Management does not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale because the Company does not intend to sell the securities before recovery of value and based on available evidence, it is not more likely than not the Company will decide or be required to sell the securities before the recovery of its amortized cost basis. Management has therefore determined that a valuation allowance on deferred tax assets generated on the unrealized losses of its securities available for sale is not necessary at this time.
Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax asset.
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of SFAS 109. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
FIN 48
As of June 30, 2009 and 2008, the Company had unrecognized tax benefits of $3.1 million and $13.7 million, respectively, and accrued interest and penalties of $0.5 million and $4.5 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. For both the quarter and six month period ended June 30, 2009, the Company recognized interest and penalties of $0.5 million. For the quarter and six month period ended June 30, 2008, the Company recognized interest and penalties of approximately $0.3 million and $0.7 million, respectively.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of June 30, 2009, the following years remain subject to examination: U.S. Federal jurisdictions — 2004 through 2008 and Puerto Rico — 2005 through 2008.
During the quarter ended June 30, 2009, the Company released $13.7 million of unrecognized tax benefits and $5.4 million of interest and penalties due to the expiration of the statute of limitations. In addition, the Company accrued $3.1 million for additional unrecognized taxes and $0.5 million for interest on that position. The following presents the beginning and ending amounts of accruals for uncertain income tax positions:

(In thousands)	JUNE 30, 2009	DECEMBER 31, 2008
Balance at beginning of period	$13,709	$13,709
Additions for tax positions of prior years	2,892	—
Additions for tax positions of current year	248	—
Release of contingencies	(13,709)	—

Balance at end of period	$3,140	$13,709

23. Guarantees
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the quarter and six month period ended June 30, 2009, repurchases amounted to $9.2 million and $11.2 million, respectively, compared to $2.7 million and $6.8 million for the corresponding 2008 periods. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal or interest whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2009 and December 31, 2008, the outstanding principal balance of such delinquent loans was $163.0 million and $177.0 million, respectively. The Company discontinued the practice of selling loans under these arrangements in 2005.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years), (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2009 and December 31, 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.0 billion and $1.1 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.9 billion and $1.0 billion, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements. The Company discontinued the practice of selling loans with recourse obligations in 2005. For the quarter and six month period ended June 30, 2009, the Company repurchased of $11.2 million and $17.8 million, respectively, pursuant to recourse provisions, compared to $13.1 million and $19.0 million, for the corresponding periods of 2008.
Doral Financial reserves for its exposure to recourse amounted to $8.8 million and the other credit-enhanced transactions explained above amounted to $8.5 million and $9.7 million as of June 30, 2009 and December 31, 2008, respectively.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	QUARTER ENDED	SIX MONTH PERIOD
(In thousands)	JUNE 30, 2009	ENDED JUNE 30, 2009
Balance at beginning of period	$9,258	$8,849
Net charge-offs	(1,076)	(2,129)
Provision for recourse liability	573	2,035

Balance at end of period	$8,755	$8,755

24. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	JUNE 30,	DECEMBER 31,
(In thousands)	2009	2008
Commitments to extend credit	$85,984	$125,762
Commitments to sell loans	192,395	137,797
Commercial, financial and performance standby letters of credit	325	325

Total	$278,704	$263,884

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under SFAS No. 133, Accounting for derivatives instruments and hedging activities (“SFAS No. 133”), during the period between trade and settlement date.
A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with a third party. The amount of the letter of credit represents the maximum amount of credit risk in the event of non-performance by these customers. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.
25. Commitments and Contingencies
Total minimum rental commitments for leases in effect at June 30, 2009, were as follow:

(In thousands)
2010	$5,704
2011	5,110
2012	4,680
2013	3,715
2014	3,720
2015 and thereafter	20,842

$43,771

Total rent expense for the quarter and six month period ended June 30, 2009 amounted to approximately $1.5 million and $3.5 million, respectively, compared to $1.7 million and $3.7 million for the corresponding 2008 periods.
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

As a result of an examination conducted during the third quarter of 2008, on July 8, 2009, Doral Bank PR consented with the Federal Deposit Insurance Corporation (“FDIC”) and paid civil monetary penalties of $38,030 related to deficiencies in compliance with the National Flood Insurance Act as a result of flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtain flood insurance in a timely manner.
On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and the Recapitalization. The order replaced the Memorandum of Understanding with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order required Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (“BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order further required Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance, OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also required Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). On September 15, 2008, the FDIC terminated this consent order. As the Look Back Review was in process, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covered the remaining portion of the Look Back Review. On June 30, 2009, Doral Bank PR received a notification from the FDIC terminating the Memorandum of Understanding since the Look Back Review had been completed.
Doral Financial and Doral Bank PR have undertaken specific corrective actions to comply with the requirements of the terminated enforcement actions and the single remaining enforcement action, but cannot give assurances that such actions are sufficient to prevent further enforcement actions by the banking regulatory agencies. Doral Financial expects that the implementation of these corrective actions will result in additional expenses. However, these expenses are not anticipated to have a material financial impact on the Company or Doral Bank PR.
26. Stock Option and Other Incentive Plans
On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaces the 2004 Omnibus Incentive Plan.
The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. As of June 30, 2009, employee options had not been granted.
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
No options were granted by the Company for the quarter and six month period ended June 30, 2009.
The Plan is accounted for following the provision of SFAS No. 123R, Share-Based Paymen”, as amended. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.

Stock-based compensation recognized at June 30, 2009 is as follows:

	QUARTER ENDED	SIX MONTH PERIOD
(In thousands)	JUNE 30, 2009	ENDED JUNE 30, 2009
Stock-based compensation recognized, net	$52	$103

Unrecognized at end of period	$386	$386

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.5
Expected volatility	39%
Expected dividend yield	0%
Risk-free interest rate	3.49%
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
As of June 30, 2009, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $385,980, which includes $380,804 and $5,176 related to stock options and restricted stock awards granted, respectively. That cost is expected to be recognized over a period of 5 years. As of June 30, 2009, the total fair value of shares and restricted stock was $0.6 million. No stock option awards were granted during the first half of 2009.

27. Earnings Per Share Data
The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	QUARTER ENDED		SIX MONTH PERIODS
	JUNE 30,		ENDED JUNE 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net Income (Loss):
Net income (loss)	$8,216	$1,642	$(38,074)	$(656)
Convertible preferred stock dividend(1)(2)	(3,061)	(4,097)	(7,158)	(8,194)
Nonconvertible preferred stock dividend(2)	—	(4,228)	(4,228)	(8,456)
Effect of conversion of preferred stock(3)	9,369	—	9,369	—

Net income (loss) attributable to common shareholders(4)	$14,524	$(6,683)	$(40,091)	$(17,306)

Weighted-Average Number of Common Shares Outstanding(4)(5)(6)	54,679,097	53,810,110	54,247,004	53,810,110
Net Income (Loss) per Common Share(7)	$0.27	$(0.12)	$(0.74)	$(0.32)

(1)	For the quarter and six month period ended June 30, 2009, there were 1,081,014 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, compared to 1,380,000 for the corresponding 2008 periods. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

(3)	The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred so the difference between the par value of the preferred stock retired and the market value of the common stock issued and the cash tendered amounted to $23.9 million was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock and cash transferred in exchange for the preferred stock converted, exceeded the fair value of the stock issuable pursuant to the original conversion terms, this excess or inducement amounted to $14.5 million was charged to retained earnings. As a result, both transactions impacted the net income (loss) attributable to common shareholders.

(4)	Weighted-average number of common shares outstanding represents the basic and diluted earnings (loss) per common shares, respectively, for each of the periods presented.

(5)	Excludes unvested shares of restricted stock.

(6)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share.

(7)	For the quarters and six month periods ended June 30, 2009 and 2008, net income (loss) per common share represents the basic and diluted earnings (loss) per common share, respectively, for each of the periods presented.
On May 7, 2009, the Company announced the commencement of an offer to exchange a stated amount of its shares of common stock and a cash payment in exchange for a limited number of its shares of outstanding preferred stock. The offer to exchange commenced on May 7, 2009 and expired on June 8, 2009. Each of the series of outstanding preferred stock of Doral Financial were eligible to participate in the exchange offer, subject to all terms and conditions set forth in the Tender Offer Statement that was filed with the SEC on May 7, 2009, as amended. The transaction was settled on June 11, 2009.

The exchange by holders of shares of the non-cumulative preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-cumulative preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired was reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock issued. Upon the cancellation of such shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, the difference between the carrying (liquidation) value of shares of non-cumulative preferred stock retired and the fair value of the exchange offer consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes in accordance with guidance of EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.
The exchange by holders of convertible preferred stock for common stock and a cash premium was accounted for as an induced conversion. Common stock and additional paid-in-capital was increased by the carrying (liquidation) value of the amount of convertible preferred stock exchanged. The fair value of common stock issued and the cash premium in excess of the fair value of securities issuable pursuant to the original exchange terms was treated as a reduction to retained earnings and net income available to common shareholders for earnings per share purposes.
The Company had the following series of preferred stock prior to the conversion:

	Shares
(Dollars in thousands)	Outstanding	Book Value
Nonconvertible preferred stock:
Series A	1,495,000	$74,750
Series B	2,000,000	50,000
Series C	4,140,000	103,500

Convertible preferred stock	1,380,000	345,000

	9,015,000	$573,250

Results of the preferred stock conversion were as follow:

	Preferred		Book Value of
	Shares	Preferred Shares	Preferred Shares
(Dollars in thousands)	Converted	After Conversion	After Conversion
Nonconvertible preferred stock:
Series A	228,173	1,266,827	$63,341
Series B	217,339	1,782,661	44,567
Series C	560,798	3,579,202	89,480

Convertible preferred stock	298,986	1,081,014	270,253

	1,305,296	7,709,704	$467,641

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
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.

The Company adopted SFAS No. 159, The Fair Value Option for Financing Assets and Financing Liabilities, (“SFAS No. 159”), in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires the Company to disclose for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”).
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
Determination of Fair Value
Under SFAS 157, the Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.
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
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of June 30, 2009.
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
For the fair value of loans receivable, under SFAS No. 107, loans were classified by type such as, residential mortgage loans, commercial real estate, commercial non-real estate, leases, land, and consumer loans. The fair value of residential mortgage loans was based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. For all other loans, the fair value was estimated using discounted cash flow analyses, based on LIBOR and with adjustment that the Company believes a market participant would consider in determining fair value for like assets.
Servicing assets and interest-only strips: The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. Servicing assets retained in a sale or securitization arises from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since the adoption of SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”) on January 1, 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The Company engages a third party specialist to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For IOs the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. IOs are recorded as securities held for trading. Fair value measurements of servicing assets and IOs use significant unobservable inputs and, accordingly, are classified as Level 3.
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
Premises and equipment: Premises and equipment are carried at cost. However, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company recognizes an impairment loss based on the fair value of the property, which is generally obtained from appraisals. Property impairment losses are recorded as part of occupancy expenses in the Consolidated Statement of Income (Loss).
Goodwill: Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In determining the fair value of a reporting unit the Company uses discounted cash flow analysis. Goodwill impairment losses are recorded as part of other expenses in the Consolidated Statement of Income (Loss).
CB, LLC: Events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable, such as for land and the remaining housing units. Impairment losses are recorded as part of occupancy expenses in the Consolidated Statement of Income (Loss).
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

Deposits: Fair value is calculated considering the discounted cash flows based on brokered certificates of deposits curve and internally generated decay assumptions.
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

	June 30, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$48,569	$—	$—	$48,569	(1)
Securities available for sale	3,061,061	—	2,736,797	324,264
Derivatives(2)	572	—	572	—
Servicing assets	112,869	—	—	112,869

	$3,223,071	$—	$2,737,369	$485,702

Liabilities:
Derivatives(3)	$13,303	$—	$13,303	$—

(1)	Represents interest-only strips, of which variable interest-only strips represent substantially all of the balance. Also, includes derivatives.

(2)	Included as part of securities held for trading in the Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Statement of Financial Condition.

	December 31, 2008
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$251,590	$198,680	$—	$52,910	(1)
Securities available for sale	3,429,151	—	3,038,517	390,634
Derivatives(2)	287	—	287	—
Servicing assets	114,396	—	—	114,396

	$3,795,424	$198,680	$3,038,804	$557,940

Liabilities:
Derivatives(3)	$15,283	$—	$15,283	$—

(1)	Represents interest-only strips, of which variable interest-only strips represent substantially all of the balance. Also, includes derivatives.

(2)	Included as part of securities held for trading in the Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Statement of Financial Condition.

The changes in Level 3 of assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	QUARTER ENDED JUNE 30, 2009			SIX MONTH PERIODS ENDED JUNE 30, 2009
	Securities			Securities
	Held for	Securities	Servicing	Held for	Securities	Servicing
(In thousands)	Trading	Available for Sale	Assets	Trading	Available for Sale	Assets
Balance at beginning of period	$50,542	$345,976	$104,426	$52,910	$390,634	$114,396
Change in fair value	(1,973)	(1,370)	6,555	(4,341)	(37,167)	(4,798)
Other-than-temporary impairment	—	(6,795)	—	—	(6,795)	—
Principal repayment/amortization of premium and discount	—	(13,547)	—	—	(22,408)	—
Capitalization/sales, net	—	—	1,888	—	—	3,271

Balance at end of period	$48,569	$324,264	$112,869	$48,569	$324,264	$112,869

	QUARTER ENDED JUNE 30, 2008			SIX MONTH PERIODS ENDED JUNE 30, 2008
	Securities			Securities
	Held for	Securities	Servicing	Held for	Securities	Servicing
(In thousands)	Trading	Available for Sale	Assets	Trading	Available for Sale	Assets
Balance at beginning of period	$53,060	$20,881	$139,570	$67,992	$7,597	$150,238
Change in fair value	(2,360)	(461)	4,498	(2,940)	(1,529)	(7,099)
Principal repayment/amortization of premium and discount	—	—	—	(14,352)	14,352	—
Capitalization/sales, net	—	—	1,459	—	—	2,388

Balance at end of period	$50,700	$20,420	$145,527	$50,700	$20,420	$145,527

During the fourth quarter of 2008, the Company transferred approximately $288.7 million of Non-Agency CMOs from level 2 to level 3 since the market for these financial assets was inactive. Accordingly, the Company is determining the fair value of these assets using a valuation model that calculates the present value of future cash flows incorporating the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of prepayment speeds, loss assumptions and discount rates.
Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held on the balance sheet at June 30, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3
June 30, 2009

Loans receivable (1)	$94,281	$94,281
Real estate held for sale(2)	25,008	25,008

Total	$119,289	$119,289

December 31, 2008

Loans receivable(1)	$77,966	$77,966

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

		Gain (loss) for the quarters		Loss for the six month
	Location of Loss Recognized in	ended June 30,		periods ended June 30,
(In thousands)	the Income Statement	2009	2008	2009	2008
Loans receivable(1)	Provision for loan and lease losses	$351	$(475)	$(355)	$(5,028)

Real estate held for sale(2)	Other expenses	$(1,351)	$—	$(2,757)	$—

(1)	Represents the gain (loss) of loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the loss of real estate held for sale for which adjustments are based on the appraised value of the properties.
Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of June 30, 2009 and December 31, 2008, as defined by SFAS No. 107, is made by the Company following SFAS 157. The carrying amounts in the following disclosure are recorded in the balance sheets under the indicated captions.
The amounts in the disclosure have not been updated since quarter end, therefore, the valuations may have changed significantly since that point in time. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$265,363	$265,363	$184,302	$184,302
Money market investments	49,254	49,254	3,215	3,215
Securities held for trading	49,141	49,141	251,877	251,877
Securities available for sale	3,061,061	3,061,061	3,429,151	3,429,151
Loans held for sale(1)	400,600	410,210	386,610	394,051
Loans receivable, net	5,147,770	5,094,002	5,119,693	5,117,983
Servicing assets	112,869	112,869	114,396	114,396
Financial liabilities:
Deposits	$4,064,257	$4,081,956	$4,402,772	$4,414,621
Securities sold under agreements to repurchase	1,776,184	1,858,309	1,907,447	2,010,465
Advances from FHLB	1,580,400	1,654,626	1,623,400	1,716,386
Other short-term borrowings	557,000	557,084	351,600	351,681
Loans payable	352,834	352,834	366,776	366,776
Notes payable	273,910	233,265	276,868	123,634
Derivatives(2)	13,303	13,303	15,283	15,283

(1)	Includes $192.6 million and $165.6 million for June 30, 2009 and December 31, 2008, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Includes $0.4 million and $0.2 million of derivatives held for trading purposes and $12.0 million and $15.6 million of derivatives held for purposes other than trading, for June 30, 2009 and December 31, 2008, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
29. Derivatives
Doral Financial uses derivatives to manage its exposure to interest rate risk. The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate changes. Derivatives include interest rate swaps, interest rate caps and forward contracts. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest margin is not, on a material basis, adversely affected by movements in interest rates. To achieve its risk management objectives, the Company uses a combination of term funding, derivative financial instruments, particularly interest rate swaps, caps, as well as other types of contracts such as forward contracts.
Doral Financial accounts for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. The fair value of derivatives accounted as hedges is also reported net of accrued interest and included in other liabilities in the Consolidated Statement of Financial Position. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as other liabilities in the Consolidated Statement of Financial Position.
As of June 30, 2009 and December 31, 2008, the Company had the following derivative financial instruments outstanding:

	June 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$345,000	$—	$(12,951)	$345,000	$—	$(15,096)
Other Derivatives (non hedges):
Interest rate caps	270,000	484	—	270,000	287	—
Forward contracts	200,000	88	(352)	35,000	—	(187)

Total	$815,000	$572	$(13,303)	$650,000	$287	$(15,283)

Cash Flow Hedges
As of June 30, 2009 and December 31, 2008, the Company had $345.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2009 and November 2012. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarter and six month period ended June 30, 2009 no ineffectiveness was recognized. As of June 30, 2009 and 2008, accumulated other comprehensive loss included unrealized losses on cash flow hedges of $10.1 million and $0.8 million, respectively, which the Company expects to reclassify approximately $8.7 million and $1.3 million, respectively, into earnings during the next twelve months.
Doral Financial’s interest rate swaps had weighted average receive rates of 0.8% and 2.63% and weighted average pay rates of 3.63% at June 30, 2009 and December 31, 2008, respectively.
The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended June 30, 2009 and 2008.

	Location of Loss				Loss Reclassified from
	Reclassified from			Accumulated Other	Accumulated Other
	Accumulated Other			Comprehensive	Comprehensive Loss to
	Comprehensive Loss to	Notional	Fair	Income for the	Income for the
(In thousands)	Income	Amount	Value	Quarter Ended	Quarter Ended
Cash flow Hedges

June 30, 2009

Interest rate swaps	Interest expense - Advances from FHLB	$345,000	$(12,951)	$ 2,388	$ (2,310)

June 30, 2008

Interest rate swaps	Interest expense - Advances from FHLB	$195,000	$ (3,343)	$ 2,923	$ (932)

The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the six month periods ended June 30, 2009 and 2008.

	Location of Loss			Accumulated Other	Loss Reclassified from
	Reclassified from			Comprehensive	Accumulated Other
	Accumulated Other			Income (Loss) for	Comprehensive Loss to
	Comprehensive Loss to	Notional	Fair	the Six Month	Income for the Six
(In thousands)	Income	Amount	Value	Period Ended	Month Period Ended
Cash flow Hedges

June 30, 2009

Interest rate swaps	Interest expense - Advances from FHLB	$345,000	$(12,951)	$ 3,593	$ (3,704)

June 30, 2008

Interest rate swaps	Interest expense - Advances from FHLB	$195,000	$ (3,343)	$ (244)	$ (1,243)

Trading and Non-Hedging Activities
The following table summarizes the total derivatives positions at June 30, 2009 and 2008, respectively, and their different designations. Also, includes net gains (losses) on derivative positions for the periods indicated.

		June 30, 2009
	Location of Gain (Loss)			Net Gain (Loss)	Net Gain (Loss) for
	Recognized in the	Notional	Fair	for the Quarter	the Six Month Period
(In thousands)	Income Statement	Amount	Value	Ended	Ended
Derivatives not designated as cash flow hedges:

Interest rate caps	Net loss on securities held for trading	$270,000	$484	$311	$198
Forward contracts	Net loss on securities held for trading	200,000	(264)	(236)	(1,267)

		$470,000	$220	$75	$(1,069)

		June 30, 2008
	Location of (Loss) Gain			Net Gain (Loss)	Net (Loss) Gain for
	Recognized in the	Notional	Fair	for the Quarter	the Six Month Period
(In thousands)	Income Statement	Amount	Value	Ended	Ended
Derivatives not designated as cash flow hedges:

Interest rate swaps	Net loss on securities held for trading	$—	$—	$—	$(157)
Interest rate caps	Net loss on securities held for trading	270,000	2,246	1,254	764
Forward contracts	Net loss on securities held for trading	23,000	(539)	(96)	(806)

		$293,000	$1,707	$1,158	$(199)

Doral Financial held $470.0 million and $293.0 million in notional value of derivatives not designated as cash flow hedges at June 30, 2009 and 2008, respectively. At December 31, 2008, the notional value of derivatives not designated as cash flows hedges was $305 million.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of June 30, 2009 and 2008 and December 31, 2008, the Company had outstanding interest rate caps with a notional amount of $270.0 million. For the quarter and six month period ended June 30, 2009, the Company recognized gains of $0.3 million and $0.2 million, respectively, on interest rate cap transactions. For the quarter and six month period ended June 30, 2008, the Company recognized gains of $1.3 million and $0.8 million, respectively, on interest rate cap transactions.
The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line. During the second quarter of 2009, the Company entered into an additional forward contract with a notional amount of $150.0 million to create an economic hedge on its MSR. As of June 30, 2009 and 2008, the Company had forwards hedging its warehousing line with a notional amount of $50.0 million and $23.0 million, respectively. As of December 31, 2008, the Company had forwards hedging its warehousing line with a notional amount of $35.0 million. For the quarter and six month period ended June 30, 2009, the Company recorded losses of $0.2 million and $1.3 million, respectively, which included losses of $0.4 million related to the economic hedge on the MSR. For the quarter and six month period ended June 30, 2008, the Company recorded losses of $96,000 and $0.8 million, respectively.

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
All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at June 30, 2009 and December 31, 2008 was not considered material.
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
The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies described in the Company’s Notes to the Consolidated Financial Statements included in 2008 Annual Report on Form 10-K.
The following tables present net interest income, non-interest income, net income (loss) and identifiable assets for each of the Company’s reportable segments for the periods presented. This reportable structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR as part of the banking segment.

(In thousands)	Mortgage		Institutional	Insurance	Intersegment
Quarter Ended June 30, 2009	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$3,942	$37,176	$—	$—	$972	$42,090
Provision for loan and lease losses	5,380	4,753	—	—	—	10,133
Non-interest income	19,150	14,929	—	2,463	(17,411)	19,131
Income (loss) before income taxes	3,899	4,217	—	2,059	(14,613)	(4,438)
Net income	15,531	6,327	—	1,216	(14,858)	8,216
Identifiable assets	1,667,966	8,866,956	1,659	17,047	(799,190)	9,754,438

	Mortgage		Institutional	Insurance	Intersegment
Quarter Ended June 30, 2008	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$4,882	$43,558	$—	$—	$415	$48,855
Provision for loan and lease losses	801	9,882	—	—	—	10,683
Non-interest income	7,432	20,327	6	3,535	(6,405)	24,895
(Loss) income before income taxes	(4,731)	13,452	(68)	2,719	(3,931)	7,441
Net (loss) income	(3,976)	7,934	(45)	1,659	(3,930)	1,642
Identifiable assets	2,106,364	8,931,123	2,037	24,166	(613,819)	10,449,871

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

(In thousands) Six Month Period Ended	Mortgage		Institutional	Insurance	Intersegment
June 30, 2009	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$8,191	$68,063	$—	$—	$1,906	$78,160
(Recovery) provision for loan and lease losses	(2,396)	36,154	—	—	—	33,758
Non-interest income	24,184	12,887	—	4,988	(21,345)	20,714
Income (loss) before income taxes	3,910	(42,741)	—	3,895	(15,900)	(50,836)
Net income (loss)	17,105	(41,638)	—	2,604	(16,145)	(38,074)
Identifiable assets	1,667,966	8,866,956	1,659	17,047	(799,190)	9,754,438

Six Month Period Ended	Mortgage		Institutional	Insurance	Intersegment
June 30, 2008	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$9,777	$77,353	$—	$—	$769	$87,899
Provision for loan and lease losses	1,641	13,828	—	—	—	15,469
Non-interest income	15,077	34,307	144	6,549	(13,803)	42,274
(Loss) income before income taxes	(6,374)	14,699	(3)	4,977	(8,784)	4,515
Net income (loss)	1,798	3,308	(14)	3,036	(8,784)	(656)
Identifiable assets	2,106,364	8,931,123	2,037	24,166	(613,819)	10,449,871

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.
The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands) Quarter Ended June 30, 2009	Puerto Rico	Mainland US	Eliminations	Totals
Net interest income	$38,892	$3,080	$118	$42,090
Provision for loan and lease losses	9,977	156	—	10,133
Non-interest income	18,821	483	(173)	19,131
(Loss) income before income taxes	(6,329)	1,892	(1)	(4,438)
Net income	6,806	1,656	(246)	8,216
Identifiable assets	9,635,427	337,201	(218,190)	9,754,438

Quarter Ended June 30, 2008	Puerto Rico	Mainland US	Eliminations	Totals
Net interest income	$46,939	$1,887	$29	$48,855
Provision for loan and lease losses	10,164	519	—	10,683
Non-interest income	24,148	824	(77)	24,895
Income before income taxes	6,520	922	(1)	7,441
Net income	1,610	33	(1)	1,642
Identifiable assets	10,392,531	233,814	(176,474)	10,449,871

(In thousands) Six Month Period Ended
June 30, 2009	Puerto Rico	Mainland US	Eliminations	Totals
Net interest income	$72,157	$5,798	$205	$78,160
Provision for loan and lease losses	33,556	202	—	33,758
Non-interest income	20,091	883	(260)	20,714
(Loss) income before income taxes	(54,189)	3,354	(1)	(50,836)
Net (loss) income	(40,282)	2,454	(246)	(38,074)
Identifiable assets	9,635,427	337,201	(218,190)	9,754,438

Six Month Period Ended
June 30, 2008	Puerto Rico	Mainland US	Eliminations	Totals
Net interest income	$84,599	$3,200	$100	$87,899
Provision for loan and lease losses	15,052	417	—	15,469
Non-interest income	41,053	1,426	(205)	42,274
Income before income taxes	2,795	1,709	11	4,515
Net (loss) income	(1,288)	621	11	(656)
Identifiable assets	10,392,531	233,814	(176,474)	10,449,871
31.	Subsequent Events
The Company has performed an evaluation of subsequent events, through August 6, 2009, which is the date the financial statements were issued.

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Doral Financial Corporation (the “Company”) may make forward-looking statements in its press releases, other filings with the Securities and Exchange Commission (“SEC”) or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others.
These forward-looking statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Company’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and are generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “may” or similar expressions.
Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. The Company does not undertake and specifically disclaims any obligations to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
Forward-looking statements are, by their nature, subject to risks and uncertainties. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:
•	the continued recessionary conditions of the Puerto Rico and the United States economies and the continued weakness in the performance of the United States capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which may lead to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment of such assets under generally accepted accounting principles in the United States of America (“GAAP”);

•	our ability to derive sufficient income to realize the benefit of the deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	our ability to collect payment of a receivable from Lehman Brothers, Inc. (“LBI”), which results from the excess of the value of securities owned by Doral Financial that were held by LBI above the amounts owed by Doral Financial under certain terminated repurchase agreements and forward agreement;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States as a result of, among other things, recent legislative and regulatory proposals made by the federal government;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2008 Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC; and

•	the other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in the Company’s 2008 Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW OF RESULTS OF OPERATIONS
Net income for the quarter ended June 30, 2009 amounted to $8.2 million, compared to a net income of $1.6 million for the comparable 2008 period. Doral Financial’s performance for the second quarter of 2009, compared to the corresponding 2008 quarter, resulted from (1) a $6.8 million decrease in net interest income due to the compression of net interest margin and increasing non-performing loans in a declining interest rate and credit environment and slightly lower interest earning assets (2) a $5.8 million decrease in non-interest income due principally to other-than-temporary impairment (“OTTI”) charges related to the investment portfolio; offset by (3) a decrease in normal non-interest expenses of $4.3 million offset by the one-time deposit insurance special assessment of $4.2 million; and (4) by the recognition of an income tax benefit of $12.7 million, compared to an income tax expense of $5.8 million for the corresponding 2008 period.
The significant events affecting the Company’s financial results for the quarter ended June 30, 2009 included the following:
•	On May 7, 2009, the Company announced the commencement of an offer to exchange a stated amount of its shares of common stock and a cash payment in exchange for a limited number of its shares of outstanding preferred stock. The transaction was settled on June 11, 2009 and resulted in the retirement of $105.6 million in preferred stock and an increase in common equity of $100.6 million.

•	Net income attributable to common shareholders for the second quarter of 2009 of $14.5 million, resulted in a diluted earnings per share of $0.27, compared to a net loss attributable to common shareholders for the corresponding 2008 period of $6.7 million, or a diluted loss per share of $0.12. The $0.39 improvement in earnings per share was due to net income attributable to common shareholders of $5.2 million before the effect of preferred stock conversion, which resulted in $0.10 per share for the quarter, and to the results of the preferred stock conversion effected in June of 2009 of $0.17 per share.

•	Net interest income for the second quarter of 2009 was $42.1 million, compared to $48.9 million for the comparable period in 2008. The decrease of $6.8 million in net interest income for 2009, compared to 2008, resulted from a reduction in interest income of $21.1 million, partially offset by a reduction in interest expense of $14.3 million. The reduction in net interest income resulted from (a) a 0.70% reduction in yield on assets reflecting the lower market interest rate environment, and (b) the $367.2 million decrease in average interest earning assets, particularly $1.2 billion floating rate securities sold in May 2009, offset by growth in loans, mortgage backed securities, and other investment securities. The decrease in interest expense resulted from a 0.62% decrease in yield on liabilities primarily reflected in lower costs of deposits and certain loans payable combined with slightly lower average interest-bearing liabilities. Average interest-earning assets decreased from $9.7 billion for the second quarter of 2008 to $9.4 billion for the corresponding 2009 period, while the average interest-bearing liabilities decreased from $8.6 billion to $8.5 billion, respectively. The reduction in leverage, combined with a decline in interest expense, resulted in a contraction of net interest margin from 2.02% in the second quarter of 2008 to 1.80% in the corresponding 2009 period.

•	Doral Financial’s provision for loan and lease losses for the quarter ended June 30, 2009 amounted to $10.1 million, compared to $10.7 million for the corresponding 2008 period. Second quarter results were impacted by the effects of continuing deterioration of Puerto Rico economy on the residential real estate market, causing lower home absorption rates on new construction, increased defaults on existing mortgages and weakening economic situation of existing borrowers. An increase in the provision for the residential mortgage portfolio of $3.1 million was offset by decreases of $1.6 million and $2.3 million in the provision for loan and lease losses of the commercial and construction (including land) portfolios, respectively.

•	Non-interest income for the second quarter of 2009 was $19.1 million, compared to $24.9 million for the corresponding period in 2008. The decrease in non-interest income of $5.8 million for the second quarter of 2009, compared to the same period in 2008, resulted from $6.8 million other-than-temporary impairment realized on investment securities in the 2009 second quarter and a $5.2 million gain recognized in the second quarter of 2008 from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement. These decreases were partially offset by a gain on investment securities of $4.8 million related to the sale of approximately $1.2 billion of its floating rate securities and lower losses on trading activities of $2.1 million.

•	Non-interest expense for the second quarter of 2009 was $55.5 million, compared to $55.6 million for the corresponding period in 2008. Although total non-interest expenses for the second quarter of 2009 remained flat compared to 2008 the results were impacted by decreases in operating expenses for compensation and benefits, advertising, occupancy and depreciation and amortization expenses, largely offset by: (i) an increase of $4.2 million related to the FDIC special assessment expense during the quarter; and (ii) an increase of $1.1 million in EDP expenses.

•	An income tax benefit of $12.7 million for the second quarter of 2009 was related to a net release of unrecognized tax benefits of $15.5 million. The release of unrecognized tax benefits was due to the expiration of the statute of limitations and was net of an accrual for unrecognized tax benefits of $3.6 million.

•	The Company reported other comprehensive losses of approximately $4.2 million for the second quarter of 2009 compared to $42.7 million for the corresponding 2008 period. The Company’s other comprehensive loss for the second quarter of 2009 resulted principally from the reduction in value of securities in its available for sale investment portfolio. As of June 30, 2009, the Company’s accumulated other comprehensive loss (net of income tax benefit) totaled $140.2 million, compared to $123.2 million as of December 31, 2008.

•	Doral Financial’s loan production for the second quarter of 2009 was $291.9 million, compared to $383.3 million for the comparable 2008 period, a decrease of approximately 24%. The decrease in Doral Financial’s loan production for the second quarter of 2009 reflects the reduction in Puerto Rico real estate purchase and mortgage lending activity caused by the end of the Puerto Rico government tax incentive program for the purchase of new homes, changes in laws and regulations and to the general economic conditions in Puerto Rico.

•	Total assets as of June 30, 2009 amounted to $9.8 billion compared to $10.1 billion as of December 31, 2008. A decrease of $569.5 million in the Company’s securities portfolio was partially offset by increases in cash and due from banks of $81.1 million and money market investments of $46.0 million. Total liabilities were $8.9 billion at June 30, 2009, compared to $9.2 billion at December 31, 2008. Total liabilities declined due to a decrease of $338.5 million in deposits driven by a decrease of $448.0 million in brokered deposits offset by an increase in money markets of $141.6 million, and a decrease of $131.3 million in securities sold under agreements to repurchase that was partially offset by an increase of $205.4 million in other short-term borrowings.

•	Non-performing assets as of June 30, 2009 were $889.8 million, an increase of $110.6 million since December 31, 2008. Non-performing loans (which are included in non-performing assets) as of June 30, 2009 were $805.7 million, and increase of $88.0 million since December 31, 2008. However, non-performing assets have increased only $7.6 million from the March 31, 2009 non-performing asset balance of $882.2 million, and non-performing loans decreased $6.1 million from the March 31, 2009 non-performing loan balance of $811.8 million.
The following table sets forth certain selected financial data as of the dates indicated and for the periods indicated. This information should be read in conjunction with the Company’s financial statements and the related notes thereto.
TABLE A
SELECTED FINANCIAL DATA

	QUARTER ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
(Dollars in thousands)	2009	2008	2009	2008
Selected Income Statement Data:
Interest income	$114,578	$135,646	$231,072	$263,754
Interest expense	72,488	86,791	152,912	175,855

Net interest income	42,090	48,855	78,160	87,899
Provision for loan and lease losses	10,133	10,683	33,758	15,469

Net interest income after provision for loan and lease losses	31,957	38,172	44,402	72,430
Total non-interest income	19,131	24,895	20,714	42,274
Non-interest expenses	55,526	55,626	115,952	110,189

(Loss) income before income taxes	(4,438)	7,441	(50,836)	4,515
Income tax (benefit) expense (1)	(12,654)	5,799	(12,762)	5,171

Net income (loss)	$8,216	$1,642	$(38,074)	$(656)

Net income (loss) attributable to common shareholders	$14,524	$(6,683)	$(40,091)	$(17,306)

Net income (loss) per common share(2)	$0.27	$(0.12)	$(0.74)	$(0.32)

Cash Dividends Declared, Preferred Stock	$3,061	$8,325	$11,386	$16,650
Book Value Per Common Share	$6.34	$12.20	$6.34	$12.20
Weighted — Average Common Shares Outstanding	54,679,097	53,810,110	54,247,004	53,810,110
Common shares outstanding at end of period	57,764,002	53,810,110	57,764,002	53,810,110

Selected Balance Sheet Data at Period End:
Total investment securities	$3,229,443	$3,501,462	$3,229,443	$3,501,462
Total loans, net(3)	5,548,370	5,484,414	5,548,370	5,484,414
Servicing assets, net	112,869	145,527	112,869	145,527
Total assets	9,754,438	10,449,871	9,754,438	10,449,871
Deposit accounts	4,064,257	4,330,728	4,064,257	4,330,728
Total borrowings	4,540,328	4,588,802	4,540,328	4,588,802
Total liabilities	8,920,535	9,220,384	8,920,535	9,220,384
Preferred stock	467,641	573,250	467,641	573,250
Common stock	578	538	578	538
Stockholders’ equity	833,903	1,229,487	833,903	1,229,487
Selected Average Balance Sheet Data for Period End:
Total interest-earning assets	9,353,177	9,720,382	9,396,168	9,230,712
Total assets	10,061,918	10,470,986	10,042,917	10,015,366
Total interest-bearing liabilities	8,500,380	8,643,916	8,542,163	8,115,766
Preferred equity	550,039	573,250	561,581	573,250
Total stockholders’ equity	791,424	1,231,371	822,182	1,247,732
Operating Data:
Loan production	$291,940	$383,309	$534,278	$755,383
Loan servicing portfolio(4)	9,065,032	9,680,896	9,065,032	9,680,896
Selected Financial Ratios(5)
Performance:
Net interest margin	1.80%	2.02%	1.68%	1.91%
Return on average assets	0.33%	0.06%	(0.76)%	(0.01)%
Return on average common equity(5)(6)	8.57%	(4.08)%	(38.27)%	(5.16)%
Capital:
Leverage ratio	8.16%	9.47%	8.16%	9.47%
Tier 1 risk-based capital ratio	13.32%	15.65%	13.32%	15.65%
Total risk-based capital ratio	15.19%	17.00%	15.19%	17.00%
Other ratios:
Average common equity to average assets	2.40%	6.29%	2.59%	6.73%
Tier 1 common equity to risk-weighted assets	6.36%	6.34%	6.36%	6.34%

(1)	See Note 22 of the consolidated financial statements for an explanation of the computation of income tax benefit.

(2)	For the quarters and six month periods ended June 30, 2009 and 2008, net income (loss) per common share represents the basic and diluted earnings (loss) per common share, respectively, for each of the periods presented.

(3)	Includes loans held for sale.

(4)	Represents the total portfolio of loans serviced for third parties. Excludes $4.3 billion and $3.8 billion of mortgage loans owned by Doral Financial at June 30, 2009 and 2008, respectively.

(5)	Average balances are computed on a daily basis.

(6)	Excludes $9.4 million of effect of conversion of preferred stock.
SUBSEQUENT EVENTS
For a description of subsequent events, please refer to Note 31 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of June 30, 2009. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, please refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
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
Net interest income for the quarter ended June 30, 2009 totaled $42.1 million, compared to $48.9 million for the corresponding 2008 period, a decrease of $6.8 million, or 14%. The decrease in net interest income for second quarter of 2009, compared to the corresponding period in 2008, resulted from a reduction in interest income of $21.1 million, partially offset by a reduction in interest expense of $14.3 million. The reduction in interest income was principally related to (i) a reduction of $4.7 million in interest income of loans primarily related to the increase in delinquencies in the Company’s loan portfolio; (ii) a decrease of $11.1 million in interest income on investment securities associated with a reduction of $816.1 million in the average balance of investment securities as a result of a reduction of $0.5 billion associated to the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with Lehman Brothers, Inc. (“LBI”); (iii) a decrease of $2.7 million in interest income of mortgage-backed securities resulted from the effect of lower market interest rates on the Company’s floating rate investment security portfolio, and (iv) a reduction of $2.4 million in the interest income of other interest-earning assets resulting from a decrease of $322.9 million in the average balance of other interest-earning assets from the use of these instruments to finance the purchase of securities associated with the Company’s plan to replace its earning assets (“Asset Replacement Program”).
The decrease in interest income was partially offset by a decrease in interest expense. Interest expense for the quarter ended June 30, 2009 decreased by $14.3 million, or 16%, compared to the corresponding 2008 period. The decrease in interest expense was driven by (i) a reduction of $6.4 million in interest expense of deposits related to a decrease of $209.1 million in the average balance of deposits, due to the repositioning of the Company’s deposit products, driven by the run-off of brokered deposits and the general decline in interest rates; and (ii) reductions of $4.6 million in the interest expense on securities sold under agreement to repurchase, $1.6 million in interest expense on advances from FHLB and $2.0 million in interest expense on loans payable associated to a reduction related to the general decline in interest rates and lower borrowing costs under lines of credit with the Federal Home Loan Bank and an auction of term funds to depository institutions granted by the Federal Reserve under the Term Auction Facility (“TAF”) which increased its average balance to $647.9 million for the quarter ended June 30, 2009, when compared to the corresponding 2008 period.
Average interest-earning assets decreased from $9.7 billion for the second quarter of 2008 to $9.4 billion for the corresponding 2009 period, while the average interest-bearing liabilities decreased from $8.6 billion to $8.5 billion, respectively. The reduction in leverage, combined with a decline in interest expense, resulted in a contraction of the net interest margin from 2.02% in the second quarter of 2008 to 1.80% in the corresponding 2009 period.
Net interest income for the six month period ended June 30, 2009 totaled $78.2 million, compared to $87.9 million for the corresponding 2008 period, a decrease of $9.7 million, or 11%. The decrease in net interest income for the six month period ended June 30, 2009, compared to the corresponding 2008 period, resulted from a reduction in interest income of $32.7 million, partially offset by a reduction in interest expense of $22.9 million. The reduction in interest income was principally related to (i) a reduction of $8.5 million in interest income on loans primarily related to the increase in delinquencies in the Company’s loan portfolio between periods of $131.5 million; (ii) a decrease of $21.0 million in interest income on investment securities associated with a reduction of $737.8 million in the average balance of investment securities as a result of a reduction of $0.5 billion associated to the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with LBI, partially offset by an increase of $5.6 million in interest income on mortgage backed securities as a result of an increase in the average balance of these securities of $1.3 billion; and (iii) a decrease of $8.6 million in the interest income on other interest-earning assets resulting from a decrease of $487.2 million in the average balance of other interest-earning assets related to the use of these instruments to finance the purchase of securities associated with the Company’s plan to replace its earning assets (“Asset Replacement Program”).
The decrease in interest income was partially offset by a decrease in interest expense. Interest expense for the six month period ended June 30, 2009 decreased by $22.9 million, or 13%, compared to the corresponding 2008 period. The decrease in interest expense was driven by (i) a reduction of $10.8 million in interest expense on deposits related to the repositioning of the Company’s deposits products, driven by the run-off of brokered deposits and the general decline in interest rates; and (ii) reductions of $5.7 million in the interest expense on securities sold under agreement to repurchase, $2.8 million in interest expense on advances from FHLB and $4.2 million in interest expense on loans payable associated to a reduction associated with the general decline in interest rates and lower borrowing costs under lines of credit with the Federal Home Loan Bank and an auction of term funds to depository institutions granted by the Federal Reserve under TAF which increased is average balance to $629.6 million for the six month period ended June 30, 2009, when compared to the corresponding 2008 period.
Average interest-earning assets increased from $9.2 billion for the year ended June 30, 2008 to $9.4 billion for the corresponding 2009 period, while the average interest-bearing liabilities increased from $8.1 billion to $8.5 billion, respectively. The increase in leverage, combined with an increase in interest expense, resulted in a contraction of the net interest margin from 1.91% for the six month period ended June 30, 2008 to 1.68% for the corresponding 2009 period.
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

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

	QUARTER ENDED JUNE 30,
	2009			2008
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
(Dollars in thousands)	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,667,466	$81,245	5.75%	$5,553,218	$85,910	6.22%
Mortgage-backed securities	2,977,412	27,256	3.67%	2,316,989	29,936	5.20%
Interest-only strips (“IOs”)	48,964	1,575	12.90%	51,817	1,756	13.63%
Investment securities	360,725	2,765	3.07%	1,176,813	13,912	4.75%
Other interest-earning assets	298,610	1,737	2.33%	621,545	4,132	2.67%

Total interest-earning assets/interest income	9,353,177	$114,578	4.91%	9,720,382	$135,646	5.61%

Total non-interest-earning assets	708,741			750,604

Total assets	$10,061,918			$10,470,986

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,842,363	$30,872	3.22%	$4,051,419	$37,268	3.70%
Repurchase agreements	1,785,233	17,481	3.93%	2,181,718	22,091	4.07%
Advances from FHLB	1,591,938	15,988	4.03%	1,745,374	17,549	4.04%
Other short-term borrowings	647,912	406	0.25%	—	—	—
Loans payable	357,956	2,538	2.84%	384,698	4,568	4.78%
Notes payable	274,978	5,203	7.59%	280,707	5,315	7.62%

Total interest-bearing liabilities/interest expense	8,500,380	$72,488	3.42%	8,643,916	$86,791	4.04%

Total non-interest-bearing liabilities	770,114			595,699

Total liabilities	9,270,494			9,239,615
Stockholders’ equity	791,424			1,231,371

Total liabilities and stockholders’ equity	$10,061,918			$10,470,986

Net interest-earning assets	$852,797			$1,076,466

Net interest income on a non-taxable equivalent basis		$42,090			$48,855

Interest rate spread(3)			1.49%			1.57%
Interest rate margin(4)			1.80%			2.02%
Net interest-earning assets ratio(5)			110.03%			112.45%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.4 million and $0.4 million for the second quarter of 2009 and 2008, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

TABLE C
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

	SIX MONTH PERIODS ENDED JUNE 30,
	2009			2008
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
(Dollars in thousands)	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,631,025	$162,833	5.83%	$5,501,828	$171,292	6.26%
Mortgage-backed securities	3,052,901	54,637	3.61%	1,791,175	49,038	5.51%
Interest-only strips	50,422	3,203	12.81%	50,830	3,430	13.57%
Investment securities	437,696	7,672	3.53%	1,175,526	28,678	4.91%
Other interest-earning assets	224,124	2,727	2.45%	711,353	11,316	3.20%

Total interest-earning assets/interest income	9,396,168	$231,072	4.96%	9,230,712	$263,754	5.75%

Total non-interest-earning assets	646,749			784,654

Total assets	$10,042,917			$10,015,366

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,876,902	$69,079	3.59%	$3,954,914	$79,916	4.06%
Repurchase agreements	1,795,324	34,713	3.90%	1,858,953	40,404	4.37%
Advances from FHLB	1,603,533	32,002	4.02%	1,634,467	34,807	4.28%
Other short-term borrowings	629,590	842	0.27%	—	—	—
Loans payable	361,138	5,847	3.27%	387,769	10,077	5.23%
Notes payable	275,676	10,429	7.63%	279,663	10,651	7.66%

Total interest-bearing liabilities/interest expense	8,542,163	$152,912	3.61%	8,115,766	$175,855	4.36%

Total non-interest-bearing liabilities	678,572			651,868

Total liabilities	9,220,735			8,767,634
Stockholders’ equity	822,182			1,247,732

Total liabilities and stockholders’ equity	$10,042,917			$10,015,366

Net interest-earning assets	$854,005			$1,114,946

Net interest income on a non-taxable equivalent basis		$78,160			$87,899

Interest rate spread(3)			1.35%			1.39%
Interest rate margin(4)			1.68%			1.91%
Net interest-earning assets ratio(5)			110.00%			113.74%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.6 million and $0.7 million for the first half of 2009 and 2008, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.
The following tables present the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Doral Financial’s interest income and interest expense during the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS

	QUARTER ENDED
	JUNE 30,
	2009 COMPARED TO 2008
	INCREASE (DECREASE) DUE TO:
(In thousands)	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$10,173	$(14,838)	$(4,665)
Mortgage-backed securities	33,568	(36,248)	(2,680)
Interest-only strips	(92)	(89)	(181)
Investment securities	(7,382)	(3,765)	(11,147)
Other interest-earning assets	(1,924)	(471)	(2,395)

TOTAL INTEREST INCOME VARIANCE	$34,343	$(55,411)	$(21,068)

INTEREST EXPENSE VARIANCE
Deposits	$(1,820)	$(4,576)	$(6,396)
Repurchase agreements	(3,876)	(734)	(4,610)
Advances from FHLB	(1,518)	(43)	(1,561)
Other short-term borrowings	203	203	406
Loans payable	(297)	(1,733)	(2,030)
Notes payable	(94)	(18)	(112)

TOTAL INTEREST EXPENSE VARIANCE	$(7,402)	$(6,901)	$(14,303)

NET INTEREST INCOME VARIANCE	$41,745	$(48,510)	$(6,765)

Due to the current interest rate environment changes net interest income were significantly impacted by the lower rates. The decrease in margin attributed to decreases in rates was partially offset by decreases in the interest expense attributed to the volume of interest bearing liabilities. There was a decrease in average deposits, repurchase agreements and FHLB Advances that was partially offset by an increase in average other short term borrowings at 0.25% rates that had a positive impact on the Company’s net interest income during the quarter.

TABLE E
NET INTEREST INCOME VARIANCE ANALYSIS

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2009 COMPARED TO 2008
	INCREASE (DECREASE) DUE TO:
(In thousands)	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$9,899	$(18,358)	$(8,459)
Mortgage-backed securities	49,454	(43,855)	5,599
Interest-only strips	(28)	(199)	(227)
Investment securities	(14,509)	(6,497)	(21,006)
Other interest-earning assets	(6,399)	(2,190)	(8,589)

TOTAL INTEREST INCOME VARIANCE	$38,417	$(71,099)	$(32,682)

INTEREST EXPENSE VARIANCE
Deposits	$(1,578)	$(9,259)	$(10,837)
Repurchase agreements	(1,374)	(4,317)	(5,691)
Advances from FHLB	(666)	(2,139)	(2,805)
Other short-term borrowings	421	421	842
Loans payable	(655)	(3,575)	(4,230)
Notes payable	(174)	(48)	(222)

TOTAL INTEREST EXPENSE VARIANCE	$(4,026)	$(18,917)	$(22,943)

NET INTEREST INCOME VARIANCE	$42,443	$(52,182)	$(9,739)

Due to the current interest rate environment changes net interest income were significantly impacted by the lower rates. The decrease in net interest margin attributed to decreases in rates was partially offset by increases in interest income attributed to the volume of interest earning assets and decreases in the interest expense attributed to the volume of interest bearing liabilities. Mortgage-backed securities had a $1.3 billion increase in average balance as investment securities terminated pursuant to the LBI default were replaced as well as with the execution of the Company’s Asset Replacement Program. Nevertheless, floating rates on this portfolio had an adverse impact on interest income during the period. Decreases in average deposits, repurchase agreements and FHLB Advances were only partially offset by an increase in average other short-term borrowings at 0.25%.
PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecast by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect Doral Financial’s net income in future periods.
Doral Financial’s provision for loan and lease losses for the quarter ended June 30, 2009 amounted to $10.1 million, compared to $10.7 million for the corresponding 2008 period. Second quarter results were impacted by the effects of continuing deterioration of Puerto Rico economy on the residential real estate market, causing lower home absorption rates on new construction, increased defaults on existing mortgages and weakening economic situation of existing borrowers. An increase in the provision for the residential mortgage portfolio of $3.1 million was offset by decreases of $1.6 million and $2.3 million in the provision for loan and lease losses of the commercial and construction portfolios, respectively.
There is a risk of continued deterioration in asset quality as a result of the continued deterioration of the Puerto Rico economy. The continued Puerto Rican recession may result in continued high loan loss provisions and charge-offs of loans against previously established loan loss reserves.
Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
NON-INTEREST INCOME
TABLE F
NON-INTEREST INCOME

	QUARTER ENDED JUNE 30,			SIX MONTH PERIODS ENDED JUNE 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance
Net other-than-temporary impairment losses	$(6,795)	$—	$(6,795)	$(6,795)	$—	$(6,795)
Net gain on mortgage loan sales and fees	3,298	3,858	(560)	5,017	6,226	(1,209)

Net gain (loss) on securities held for trading	104	(479)	583	1,783	(479)	2,262
Gain (loss) on IO valuation	569	(706)	1,275	7	(29)	36
(Loss) gain on MSR economic hedge	(6,895)	(7,889)	994	(14,196)	459	(14,655)
Gain (loss) on derivatives	426	1,158	(732)	(718)	(199)	(519)

Net loss on securities held for trading, including gains and losses on the fair value of IOs	(5,796)	(7,916)	2,120	(13,124)	(248)	(12,876)
Net gain on investment securities	4,810	—	4,810	4,797	194	4,603
Servicing income
Servicing fees	7,134	7,805	(671)	14,975	16,199	(1,224)
Late charges	2,059	2,274	(215)	4,335	4,490	(155)
Prepayment penalties	136	148	(12)	262	248	14
Other servicing fees	141	147	(6)	274	403	(129)
Interest loss on serial notes and others	(2,065)	(2,438)	373	(3,863)	(4,518)	655
Mark-to-market adjustment of servicing assets	6,555	4,498	2,057	(4,798)	(7,099)	2,301

Total servicing income	13,960	12,434	1,526	11,185	9,723	1,462
Commissions, fees and other income:
Retail banking fees	7,127	6,587	540	14,209	12,969	1,240
Insurance agency commissions	2,463	2,856	(393)	4,887	5,261	(374)
Other income	64	7,076	(7,012)	538	8,149	(7,611)

Total commissions, fees and other income	9,654	16,519	(6,865)	19,634	26,379	(6,745)

Total non-interest income	$19,131	$24,895	$(5,764)	$20,714	$42,274	$(21,560)

Significant variances in non-interest income for the quarter ended June 30, 2009, when compared to the corresponding 2008 period, are as follow:
•	During the second quarter of 2009 it was determined that three of the Company’s non-agency collateralized mortgage obligations (“CMO”), representing an aggregate amortized cost of $68.9 million, were other-than-temporarily impaired and recognized a credit loss of $6.8 million on these securities during the quarter. Please refer to Note 7 in the accompanying Notes to the Consolidated Financial Statements for additional information on OTTI.

•	An improvement of approximately $2.1 million in the net loss on securities held for trading was driven by (i) a $1.3 million increase in the valuation of the IO due to higher prepayments during the quarter and (ii) a $1.0 million improvement on the economic hedge on the mortgage servicing rights (“MSRs”) due to a change in the hedging strategy during the quarter from the use of U.S. Treasuries to forward contracts.

•	Net gain on investment securities of $4.8 million resulted from the sale of approximately $1.2 billion of CMO floaters during the second quarter of 2009 as part of the execution of the Company’s Asset Replacement Program during the second quarter of 2009.

•	An increase in the mark-to-market adjustment of servicing assets of $2.1 million primarily driven by the decrease in expected prepayment speed caused by the increase in interest rates during the second quarter of 2009, compared to the corresponding 2008 period.

•	A decrease in other income of $7.0 million was related to a gain of $5.2 million recognized in 2008 from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement, and to income associated with the sale of certain units of a residential housing project that the Company took possession of in 2005 totaling $0.9 million in the second quarter of 2008.
Significant variances in non-interest income for the six month period ended June 30, 2009, when compared to the corresponding 2008 period, are as follow:
•	For OTTI of $6.8 million, please refer to explanation for the quarter above.

•	The decrease in net loss on securities held for trading was driven principally by a loss of $14.2 million related to the U.S. Treasuries that were serving as an economic hedge on the Company’s capitalized MSR as the spreads between declining mortgage rates and the U.S. Treasury curve compressed as a result of the U.S. Government and FED Monetary Policy implemented at the end of 2008 designed to promote mortgage loan originations and reduce mortgage loan interest rates.

•	Net gain on investment securities of $4.8 million resulted from the sale of approximately $1.2 billion of CMO floaters during 2009 as a result of the execution of the Company’s Asset Replacement Program during the second quarter of 2009.

•	The mark-to-market adjustment of servicing assets of $4.8 million for the first half of 2009 was principally impacted by the decline in interest rates that caused the increase in expected prepayments speed during the first quarter of 2009, partially offset by a subsequent increase in interest rates during the second quarter of 2009.

•	A decrease in other income of $7.6 million primarily related to a gain of $5.2 million recognized in 2008 from the redemption of shares of VISA, Inc. Please refer to explanation for the quarter above.
NON-INTEREST EXPENSE
TABLE G
NON-INTEREST EXPENSE

	QUARTER ENDED JUNE 30,			SIX MONTH PERIODS ENDED JUNE 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance
Compensation and benefits	$15,823	$17,057	$(1,234)	$38,651	$36,135	$2,516
Taxes, other than payroll and income taxes	2,423	2,379	44	4,911	4,801	110
Advertising	1,424	2,273	(849)	2,872	4,505	(1,633)
Professional services	7,391	7,117	274	13,518	12,025	1,493
Communication expenses	4,005	4,486	(481)	8,413	8,626	(213)
EDP expenses	3,167	2,053	1,114	6,783	4,475	2,308
Occupancy expenses	2,914	4,214	(1,300)	6,915	8,503	(1,588)
Office expenses	1,203	1,527	(324)	2,669	3,151	(482)
Depreciation and amortization	3,217	4,072	(855)	6,670	8,127	(1,457)
FDIC insurance expense	6,144	1,424	4,720	8,081	2,320	5,761
Other expenses	7,815	9,024	(1,209)	16,469	17,521	(1,052)

Total non-interest expense	$55,526	$55,626	$(100)	$115,952	$110,189	$5,763

Significant variances in non-interest expenses for the quarter ended June 30, 2009, when compared to the corresponding 2008 period, are as follow:
•	The decrease in compensation and benefits of $1.2 million is primarily related to a decrease of $2.1 million in salaries as a result of a 17% workforce reduction between periods.

•	An increase of $1.1 million related to EDP expenses primarily related to certain initiatives to optimize and update the Company’s banking and mortgage platforms.

•	The decrease of $1.3 million in occupancy expenses is principally related to higher expenses incurred in 2008 related to the Company’s rebranding efforts together with strict cost controls for maintenance projects, contract negotiations to reduce rent expenses and lower utility costs due to the installation of light sensors, and reductions in fuel costs.

•	An increase of $4.7 million in the FDIC insurance expense related primarily related to $4.2 million of the FDIC special assessment expense during the quarter.

•	The decrease of $1.2 million in other expenses is principally related to project construction costs incurred in 2008 of $1.1 million related to the sale of certain units of a residential housing project that the Company took possession of in 2005.
Significant variances in non-interest expenses for the six month period ended June 30, 2009, when compared to the corresponding 2008 period, are as follow:
•	An increase in compensation and benefits of $2.5 million primarily related to severance payments made by the Company to certain employees totaling $3.8 million during the first quarter of 2009, partially offset by a reduction in personnel.

•	The decrease of $1.6 million in advertising principally related to cost control measures implemented by the Company throughout 2008 and during the first half of 2009. During 2008, the Company incurred higher advertising expenses related to its re-branding.

•	An increase of $1.5 million in professional services expenses driven by amounts advanced to cover legal expenses of the Company’s former officers.

•	An increase of $2.3 million in EDP expenses primarily related to certain initiatives to optimize and update the Company’s banking and mortgage platforms.

•	An increase of $5.8 million in the FDIC insurance expense primarily related to $4.2 million of the FDIC special assessment expense during the second quarter of 2009.

•	The $1.1 million decrease in other expenses was due to lower project construction costs of $1.3 million related to the sale of units of the residential project the Company manages, lower charges for uncollectible items of $0.6 million and lower loan processing costs of $0.7 million due to tighter controls around expenses and operations. These decreases were partially offset by an increase of $1.5 million in OREO provisions, maintenance and foreclosure expenses as a result of higher levels of repossessed units, higher expenses to maintain the properties in saleable conditions and lower appraisals due to the current economic conditions in the Puerto Rico real estate market.
INCOME TAXES
For the quarter and six month period ended June 30, 2009, Doral Financial recognized an income tax benefit of $12.7 million and $12.8 million, respectively, compared to income tax expense of $5.8 million and $5.2 million, respectively, for the corresponding 2008 periods. The recognition of current income tax benefit for the second quarter of 2009 and the six month period then ended, was related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions. During the quarter ended June 30, 2009, the Company released $13.7 million of unrecognized tax benefits and $5.4 million of interest and penalties thereon. In addition, the Company accrued $3.1 million for additional unrecognized benefits and $0.5 million for interest on that position.
As of June 30, 2009, two of the Company’s Puerto Rico taxable entities had a three year cumulative loss in earnings before tax. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future. Accordingly, as of June 30, 2009, the Company determined that it was more likely than not that $402.7 million of its gross deferred tax assets would not be realized and maintained a valuation allowance for that amount. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are taxed as separate entities and are expected to continue to be profitable. At June 30, 2009, the net deferred tax asset associated with these two companies was $15.2 million, compared to $16.5 million at December 31, 2008. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

The allowance also includes a valuation allowance of $3.9 million related to deferred taxes on unrealized losses on cash flow hedges as of June 30, 2009.
Management does not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale because the Company does not intend to sell the securities before recovery of value, and based on available evidence it is not more likely than not the Company will decide or be required to sell the securities before the recovery of its amortized cost basis. Management has therefore determined that a valuation allowance on deferred tax assets generated on the unrealized losses of its securities available for sale is not necessary at this time.
Failure to achieve sufficient projected taxable income in the entities where a valuation allowance on deferred tax assets has not been established, might affect the ultimate realization of the net deferred tax asset.
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
Please refer to Note 22 of the accompanying financial statements for additional information related to the Company’s income taxes.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $38.8 million and $65.5 million for the quarter and six month period ended June 30, 2009, compared to $39.9 million and $85.5 million for the corresponding 2008 periods.

The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE H
LOAN PRODUCTION

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(Dollars in thousands, except for average initial loan balance)	2009	2008	2009	2008

FHA/VA mortgage loans
Number of loans	761	760	1,265	1,221
Volume of loans	$108,534	$91,755	$180,929	$142,249
Percent of total volume	37%	24%	34%	19%
Average initial loan balance	$142,620	$120,730	$143,027	$116,502
Conventional conforming mortgage loans
Number of loans	216	240	484	476
Volume of loans	$26,696	$28,213	$60,750	$56,874
Percent of total volume	9%	7%	11%	8%
Average initial loan balance	$123,593	$117,554	$125,516	$119,483
Conventional non-conforming mortgage loans(1)
Number of loans	654	1,087	1,311	2,180
Volume of loans	$99,650	$136,201	$201,622	$291,629
Percent of total volume	34%	36%	38%	39%
Average initial loan balance	$152,370	$125,300	$153,792	$133,775
Construction developments loans
Number of loans	—	13	—	13
Volume of loans	$—	$44,596	$—	$44,596
Percent of total volume	0%	12%	0%	6%
Average initial loan balance	$—	$3,430,462	$—	$3,430,462
Disbursement under existing construction development loans
Volume of loans	$22,196	$23,186	$29,989	$51,613
Percent of total volume	8%	6%	5%	7%
Commercial loans(2)
Number of loans	9	86	24	178
Volume of loans	$24,507	$52,719	$47,914	$117,894
Percent of total volume	8%	14%	9%	15%
Average initial loan balance	$2,723,000	$613,012	$1,996,417	$662,326
Consumer loans(2)
Number of loans	172	508	484	6,572
Volume of loans	$1,157	$4,639	$3,874	$48,528
Percent of total volume	1%	1%	1%	6%
Average initial loan balance	$6,727	$9,132	$8,004	$7,384
Other(3)
Number of loans	1	1	1	1
Volume of loans	$9,200	$2,000	$9,200	$2,000
Percent of total volume	3%	0%	2%	0%

Total loans
Number of loans	1,813	2,695	3,569	10,641
Volume of loans	$291,940	$383,309	$534,278	$755,383

(1)	Includes $0.6 million and $8.1 million in second mortgages for the quarters ended June 30, 2009 and 2008, respectively, and $1.5 million and $17.6 million in second mortgages for the six month periods ended June 30, 2009 and 2008, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Consists of multifamily loans.
The decrease of $91.4 million, or 24%, in loan production for the second quarter of 2009, and $221.1 million or 29% for the first half of 2009, when compared to the corresponding 2008 periods, resulted from significant decreases in construction and commercial lending. Due to the worsening economic conditions in Puerto Rico, new lending activity, particularly related to commercial and construction lending, was limited by the Company since 2008 throughout 2009.

The decrease in Doral Financial’s internally originated loans is due to a number of factors including deteriorating economic conditions in Puerto Rico, competition from other financial institutions, changes in underwriting standards, changes in laws and regulations, and the general economic conditions in Puerto Rico.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the six month periods ended June 30, 2009 and 2008 refinancing transactions represented approximately 83% and 50%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE I
LOAN ORIGINATION SOURCES

	SIX MONTH PERIODS ENDED JUNE 30,
	2009			2008
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	71%	—	71%	54%	—	54%
Wholesale(1)	12%	—	12%	11%	—	11%
Housing Developments(2)	2%	4%	6%	6%	7%	13%
Other(3)	1%	10%	11%	13%	9%	22%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

(3)	Refers to commercial, consumer and multifamily loans originated through the banking subsidiaries.
MORTGAGE LOAN SERVICING
Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. Doral Financial intends to maintain its mortgage-servicing portfolio, primarily by internal loan originations, but may also seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights, and bulk purchases of servicing rights from third parties.

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE J
LOANS SERVICED FOR THIRD PARTIES

	AS OF JUNE 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2009	2008
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,334,067	$2,135,166
FHLMC/FNMA	3,248,679	3,607,022
Other conventional mortgage loans(1)(2)	3,482,286	3,938,708

Total portfolio serviced for third parties	$9,065,032	$9,680,896

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$9,460,350	$10,072,538
Additions to servicing portfolio	239,384	147,574
Servicing released due to repurchases	(42,788)	(46,138)
MSRs sales(3)	(7,111)	—
Run-off(4)	(584,803)	(493,078)

Ending servicing portfolio	$9,065,032	$9,680,896

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	107,608	115,094
Weighted- average interest rate	6.36%	6.44%
Weighted- average remaining maturity (months)	244	247
Weighted- average gross servicing fee rate	0.39%	0.39%
Average servicing portfolio(5)	$9,264,298	$9,875,978
Principal prepayments	$388,922	$359,141
Constant prepayment rate	7.75%	6.78%
Average size of loans	$84,241	$84,113
Servicing assets, net	$112,869	$145,527
Mortgage-servicing advances	$26,012	$32,659

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.21%	1.98%
90 days or more past due	4.07%	2.31%

Total delinquencies excluding foreclosures	6.28%	4.29%

Foreclosures pending	3.02%	2.48%

(1)	Excludes $4.3 billion and $3.8 billion of mortgage loans owned by Doral Financial at June 30, 2009 and 2008, respectively.

(2)	Includes portfolios of $163.0 million and $189.7 million at June 30, 2009 and 2008, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Amount represents MSRs sales related to $7.1 million in principal balance of mortgage loans.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(5)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.2 billion and $3.7 billion as of June 30, 2009 and 2008, respectively.
Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At June 30, 2009 and 2008, less than 1% of Doral Financial’s mortgage-servicing portfolio to third parties was related to mortgages secured by real property located on the U.S. mainland.
The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

Total delinquencies excluding foreclosures increased from 4.29% to 6.28% and pending foreclosures increased from 2.48% to 3.02% from June 30, 2008 to the corresponding period in 2009, respectively, as a result of the economic recession and general deterioration of the mortgage sector. The Company does not expect significant losses related to these delinquencies since it has a provision for loans under recourse agreements and for other non recourse loans has not experienced significant losses in the past.
As part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal or interest whether or not collected from the underlying borrower. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans.
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
Liquidity of the Holding Company
The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations. The holding company no longer directly funds any mortgage banking activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans and securities retained on the balance sheet by the holding company and dividends from its subsidiaries, including Doral Bank PR, Doral Bank NY and Doral Insurance Agency. The existing cease and desist order applicable to the holding company requires prior regulatory approval for the payment of any dividends from Doral Bank PR to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.
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
Liquidity is managed at the holding company level that owns the banking and non-banking subsidiaries. It is also managed at the level of the banking and non-banking subsidiaries.
Other than changes in short-term borrowings and deposits in the normal course of business, the repayment of certain long-term callable certificates of deposits, the impact in the Company’s assets and liabilities as a result of the Company’s exposure to LBI in connection with repurchase agreements and forward TBA agreements, and the suspension of payment of dividends on outstanding preferred stock, there have been no significant or unusual changes in the Corporation’s funding activities and strategy during 2008 and the first half of 2009.
The following sections provide further information on the Company’s major funding activities and needs. Also, please refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements which provides information on the Company’s cash inflows and outflows.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits which are all insured so as to meet the coverage for FDIC deposit insurance up to applicable limits, borrowings under advances from FHLB, repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity, other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit and an auction term funds to depository institutions granted by the Federal Reserve under TAF, and other borrowings. The banking subsidiaries also have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets.
Cash Sources and Uses
Doral Financial’s sources of cash as of June 30, 2009 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sale of loans and securities.
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
Doral Financial uses of cash as of June 30, 2009 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 with effectiveness during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of June 30, 2009 and December 31, 2008:

TABLE K
SOURCES OF BORROWINGS

	AS OF JUNE 30, 2009		AS OF DECEMBER 31, 2008
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
(Dollars in thousands)	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$4,064,257	2.78%	$4,402,772	3.58%
Repurchase Agreements	1,776,184	3.89%	1,907,447	3.62%
Advances from FHLB	1,580,400	3.39%	1,623,400	3.83%
Other short-term borrowings	557,000	0.25%	351,600	0.52%
Loans Payable	352,834	7.27%	366,776	7.27%
Notes Payable	273,910	7.31%	276,868	7.31%
As of June 30, 2009, Doral Financial’s banking subsidiaries held approximately $3.8 billion in interest-bearing deposits at a weighted-average interest rate of 2.96%. For additional information the Company’s sources of borrowings please refer to Notes from 16 to 21 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE L
AVERAGE DEPOSIT BALANCE

	SIX MONTH PERIOD ENDED		YEAR ENDED
	JUNE 30, 2009		DECEMBER 31, 2008
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(Dollars in thousands)	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$496,110	3.59%	$543,081	4.17%
Brokered certificates of deposits	2,307,859	4.29%	2,451,523	4.51%
Regular passbook savings	362,007	1.79%	332,032	2.56%
NOW accounts and other transaction accounts	350,932	1.44%	381,848	1.57%
Money market accounts	359,994	3.01%	294,847	3.07%

Total interest-bearing	3,876,902	3.59%	4,003,331	3.91%
Non-interest bearing	247,139	—	254,566	—

Total deposits	$4,124,041	3.38%	$4,257,897	3.68%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2009.
TABLE M
CERTIFICATES OF DEPOSIT MATURITIES

(In thousands)	AMOUNT
Certificates of deposit maturing:
Three months or less	$413,433
Over three through six months	521,612
Over six through twelve months	395,720
Over twelve months	983,617

Total	$2,314,382

The amounts in Table M, include $2.2 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of June 30, 2009 and December 31, 2008, all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008, which among other things, temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective upon the President’s signature and ends on December 31, 2009.
On May 20, 2009, the President of the U.S. signed the Helping Families Save Their Homes Act, which extends the temporary increase in the standard maximum deposit insurance amount (“SMDIA”) to $250,000 per depositor through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.
As of June 30, 2009 and December 31, 2008, Doral Financial’s retail banking subsidiaries had approximately $2.2 billion and $2.7 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. In addition, the FHLB-NY makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of June 30, 2009, Doral Financial’s banking subsidiaries held $1.6 billion in advances from FHLB-NY at a weighted-average interest rate of 3.39%. Please refer to Note 18 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the six month period ended June 30, 2009, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $34.5 million, compared to $35.2 million for the corresponding period of 2008. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2009 and December 31, 2008, the outstanding principal balance of such delinquent loans was $163.0 million and $177.0 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $14.1 million and $15.5 million, respectively.

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
In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of June 30, 2009, Doral Financial’s maximum recourse exposure with FNMA amounted to $762.4 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 23 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.
Under Doral Financial’s repurchase lines of credit and derivative contracts, Doral Financial is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates or other market conditions. Doral Financial will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
ASSETS AND LIABILITIES
Doral Financial’s total assets amounted to $9.8 billion at June 30, 2009, compared to $10.1 billion at December 31, 2008. Total assets at June 30, 2009, when compared to December 31, 2008 were affected by a decrease of $569.5 million in the Company’s investment securities portfolio related to a sale of $1.2 billion during the second quarter of 2009 and amortization of mortgage-backed securities from loan prepayments, and partially offset by an increase of $127.1 million in cash and due from banks and money market investments.
Total liabilities were $8.9 billion at June 30, 2009, compared to $9.2 billion at December 31, 2008. Total liabilities as of June 30, 2009 were affected by a decrease in deposits of $338.5 million, mainly related to the decrease of $448.0 million in brokered deposits and a decrease of $131.3 million in securities sold under agreements to repurchase, partially offset by an increase in other short-term borrowings of $205.4 million, which represents the balance of a line of credit with the FHLB and auction term funds to depository institutions granted by the Federal Reserve under TAF.
CAPITAL
Doral Financial’s total equity amounted to $833.9 million at June 30, 2009, compared to $905.2 million at December 31, 2008.
On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.
On May 7, 2009, the Company announced the commencement of an offer to exchange a stated amount of its shares of common stock and a cash payment in exchange for a limited number of its shares of outstanding preferred stock.

The offer to exchange commenced on May 7, 2009 and expired on June 8, 2009. Each of the series of outstanding preferred stock of Doral Financial were eligible to participate in the exchange offer, subject to all terms and conditions set forth in the Tender Offer Statement that was filed with the SEC on May 7, 2009, as amended. The transaction was settled on June 11, 2009.
The exchange by holders of shares of the non-cumulative preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-cumulative preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired was reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock issued. Upon the cancellation of such shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, the difference between the carrying (liquidation) value of shares of non-cumulative preferred stock retired and the fair value of the exchange offer consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes in accordance with guidance of EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.
The exchange by holders of convertible preferred stock for common stock and a cash premium was accounted for as an induced conversion. Common stock and additional paid-in-capital was increased by the carrying (liquidation) value of the amount of convertible preferred stock exchanged. The fair value of common stock issued and the cash premium in excess of the fair value of securities issuable pursuant to the original exchange terms was treated as a reduction to retained earnings and net income available to common shareholders for earnings per share purposes.
Please refer to Note 27 of the accompanying financial statements for further discussion about the preferred stock conversion.
Regulatory Capital Requirements
As of June 30, 2009, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level. As a result of the recapitalization pursuant to which Doral Holdings LLC acquired 90% of the common stock of Doral Financial, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2009 and December 31, 2008, based on existing Federal Reserve, FDIC and Office of Thrift Supervision (“OTS”) guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.

TABLE N
REGULATORY CAPITAL RATIOS

	AS OF JUNE 30, 2009
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY
Total Capital Ratio (Total capital to risk- weighted assets)	15.2%	13.7%	15.9%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.3%	12.4%	15.4%
Leverage Ratio(1)	8.2%	6.4%	10.8%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of June 30, 2009. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

	AS OF DECEMBER 31, 2008
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY
Total Capital Ratio (Total capital to risk- weighted assets)	17.1%	15.4%	19.1%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.8%	14.2%	18.5%
Leverage Ratio(1)	7.6%	6.4%	15.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2008. Ratios were prepared as if the company were subject to the requirement for comparability purposes.
As of June 30, 2009, the capital ratios of Doral Bank PR and Doral Bank NY exceeded the well-capitalized thresholds for banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. Under FDIC’s regulations, a well capitalized bank must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
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
Approximately 33% and 37% of the Company total assets at June 30, 2009 and December 31, 2008, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 15% of these financial instruments at both June 30, 2009 and December 31, 2008. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
Please refer to Note 28 of the accompanying financial statements for further discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
OFF-BALANCE SHEET ACTIVITIES
Prior to 2006, the Company typically sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. The Company also sold loans under various recourse agreements to FNMA and FHLMC. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s Consolidated Financial Statements, except for a liability of $8.8 million, as of June 30, 2009, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” Doral Financial currently sells loans on a non-recourse basis, except for certain early payment defaults.
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
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $1.0 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.9 billion. The Company discountinued the practice of selling loans with recourse obligations in 2005.
Doral Financial reserves for its exposure to recourse and the other credit-enhanced transactions explained above amounted $17.3 million and $18.5 million as of June 30, 2009 and December 31, 2008, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	QUARTER ENDED	SIX MONTH PERIOD
(In thousands)	JUNE 30, 2009	ENDED JUNE 30, 2009
Balance at beginning of period	$9,258	$8,849
Net charge-offs	(1,076)	(2,129)
Provision for recourse liability	573	2,035

Balance at end of period	$8,755	$8,755

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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At June 30, 2009, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $86.0 million and $0.3 million, respectively, and commitments to sell loans amounted to approximately $192.4 million.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2009.

TABLE O
CONTRACTUAL OBLIGATIONS

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
(In thousands)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,064,257	$3,041,422	$679,416	$184,954	$158,465
Repurchase agreements(1) (2)	1,776,184	1,100,684	69,000	606,500	—
Advances from FHLB(1) (2)	1,580,400	678,480	652,920	249,000	—
Other short-term borrowings	557,000	557,000	—	—	—
Loans payable(3)	352,834	43,667	80,111	62,846	166,210
Notes payable	273,910	6,121	42,960	11,409	213,420
Other liabilities	109,522	109,522	—	—	—
Non-cancelable operating leases	46,047	5,713	9,840	9,652	20,842

Total Contractual Cash Obligations	$8,760,154	$5,542,609	$1,534,247	$1,124,361	$558,937

(1)	Amounts included in the table above do not include interest.

(2)	Includes $278.5 million of repurchase agreements with an average rate of 4.88% and $279.0 million in advances from FHLB-NY with an average rate of 5.41%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from July 2009 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 11.2% to estimate the repayments.
TABLE P
OTHER COMMERCIAL COMMITMENTS(1)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
(In thousands)	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$85,984	$79,771	$5,770	$443	$—
Commitments to sell loans	192,395	192,395	—	—	—
Commercial and financial standby letters of credit	325	325	—	—	—
Maximum contractual recourse exposure	900,610	—	—	—	900,610

Total	$1,179,314	$272,491	$5,770	$443	$900,610

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Doral Financial’s risk management policies are designed with the goal of maximizing shareholder value with emphasis on stability of net interest income and market value of equity. These policies are also targeted to remain well capitalized, preserve adequate liquidity, and meet various regulatory requirements. The objectives of Doral Financial’s risk management policies are pursued within the limits established by the Board of Directors of the

Company. The Board of Directors has delegated the oversight of interest rate and liquidity risks to its Risk Policy Committee.
Doral Financial’s Asset/Liability Management Committee (“ALCO”) has been created under the authority of the Board of Directors to manage the Company’s interest rate, market and liquidity risk. The ALCO is primarily responsible for ensuring that Doral Financial operates within the Company’s established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee of the Board of Directors.
The ALCO is responsible for:
•	developing the Company’s asset/liability management and liquidity strategy;
•	monitoring and management of interest rate, pricing and liquidity risk limits to ensure compliance with the Company’s policies;
•	overseeing product pricing and volume objectives for banking and treasury activities; and
•	overseeing the maintenance of management information systems that supply relevant information for the ALCO to fulfill its responsibilities as it relates to asset/liability management.
Risk Identification Measurement and Control
Doral Financial manages interest rate exposure related to its assets and liabilities on a consolidated basis. Changes in interest rates can affect the volume of Doral Financial’s mortgage loan originations, the net interest income earned on Doral Financial’s portfolio of loans and securities, the amount of gain on the sale of loans and the value of Doral Financial’s servicing assets, loans, investment securities and other retained interests.
As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (a) net interest income sensitivity; (b) market value equity sensitivity; (c) effective duration of equity; and (d) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for a twelve month horizon and defined for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. Additional limits are defined and subject to control for maturity/repricing mismatches, however management continues to emphasize risk management and controls based on net interest income and market value of equity sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:
•	Net Interest Income Sensitivity. Refers to the relationship between market interest rates and net interest income due to the maturity mismatches and repricing characteristics of Doral Financial’s interest-earning assets, interest-bearing liabilities and off-balance sheet positions. To measure net interest income exposure to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques allow for the forecasting of net interest income and expense under various rate scenarios for the measurement of interest rate risk exposures of Doral Financial. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and as such, serves as a measure of short to medium term earnings risk. The basic underlying assumptions used in net interest income simulations are: (a) the Company maintains a static balance sheet; (b) full reinvestment of funds in similar product/instruments with similar maturity and repricing characteristics; (c) spread assumed constant; (d) prepayment rates on mortgages and mortgage related securities are modeled using multi-factor prepayment model; (e) non-maturity deposit run-offs and elasticity assumptions are modeled, and (f) evaluation of embedded options.

•	Market Value of Equity Sensitivity. Used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. Doral Financial uses value simulation techniques for all financial components of the Statement of Financial Condition. Valuation techniques include static cash flows analyses, stochastic models to qualify value of embedded options and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the market value of equity to changes in interest rates. Duration measures the linear change in market value of equity caused by changes in interest rates, while, convexity measures the asymmetric changes in market value of equity caused by changes in interest rates due to the presence of options. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the market value of equity to changes in interest rates.
•	Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rate changes on Doral Financial’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions. The stated threshold for Doral Financial’s effective duration of equity is 12 years.
Interest Rate Risk Management Strategy
Doral Financial’s current interest rate management strategy is implemented by the ALCO and is focused on reducing the volatility of the Company’s net interest income and to protect the market value of equity. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis is placed on balance sheet management.
Net Interest Income Risk. In order to protect net interest income against interest rate risk, the ALCO employs a number of strategies, which are adjusted in relation to prevailing market conditions. Internal balance sheet management practices are designed to reduce the re-pricing gaps of the Company’s assets and liabilities. However, the Company will use derivatives, mainly interest rate swaps and interest rate caps, as part of its interest rate risk management activities. Interest rate swaps represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate. For net interest income protection, Doral Financial typically enters into a fixed rate payer-float receiver swaps to eliminate the variability of cash flows associated to floating rate debt obligations.
Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has earnings exposure to rising interest rates in the short run and to decreasing interest rates in longer time horizons. The Company measures the market value of all rate sensitive assets, liabilities and off-balance sheet positions; and the difference between assets and liabilities, adjusted by off-balance sheet positions, is termed market value of equity. The Company measures how the market value of equity fluctuates with different rate scenarios to measure risk exposure of economic capital or market value equity. Management uses duration matching strategies to manage the fluctuations of market value of equity within the long-term targets established by the Board of Directors of the Company.
Duration Risk. Duration is a measure of the impact (in magnitude and direction) of changes in interest rates in the economic value of financial instruments. In order to bring duration measures within the policy thresholds established by the Company, management may use a combination of internal liabilities management techniques and derivative instruments. The derivatives such as interest rate swaps, treasury futures, eurodollar futures and forward contracts may be entered into as part of the Company’s risk management.
Convexity Risk. Convexity is a measure of how much duration changes as interest rates change. For Doral Financial, convexity risk primarily results from mortgage prepayment risk. As part of managing convexity risk management may use a combination of internal balance sheet management instruments or derivatives, such as swaptions, caps, floors, put or call options on interest rate indexes or related fixed income underlying securities (i.e. Eurodollar, treasury notes).
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
Hedging related to Mortgage Banking Activities. As part of Doral Financial’s risk management of mortgage banking activities, such as secondary market and servicing assets, the Company enters into forward agreements to buy or sell mortgage-backed securities to protect the Company against changes in interest rates that may impact the economic value of servicing assets or the pricing of marketable loan production.
Hedging the various sources of interest rate risks related to mortgage banking activities is a complex process that requires sophisticated modeling and continuous monitoring. While Doral Financial balances and manages the various aspects relating to mortgage activities, there are potential risks to earnings associated to them. The following bullets summarize some of these potential risks:
•	The valuation of mortgage servicing assets (MSRs) are recorded in earnings immediately within the accounting period in which the changes in value occur, whereas the impact of changes in interest rates are reflected in originations with a time lag and effects on servicing fee income occurs over time. Thus, even when mortgage activities could be protected from adverse changes in interest rates over a period of time (on a cumulative basis) they may display large variations in income from period to period.
•	The degree to which the “natural hedge” associated to mortgage banking (i.e. originating and servicing) offsets changes in servicing asset valuations may be imperfect, as it may vary over time.
•	Origination volumes, the valuation of servicing assets, economic hedging activities and other related costs are impacted by multiple factors, which include, changes in the mix of new business, changes in the term structure of interest rates, changes in mortgage spreads (mortgage basis) to other rate benchmarks, and rate volatility (among others). Interrelation of all these factors is hard to predict and, as such, the ability to perfectly hedge their effects is limited.
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
The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of June 30, 2009 and December 31, 2008.

	Market Value	Net Interest
As of June 30, 2009	Of Equity Risk	Income Risk(1)
+ 100 BPS	(5.0)%	0.75%
- 100 BPS	(0.6)%	(1.4)%

	Market Value of	Net Interest
As of December 31, 2008	Equity Risk	Income Risk(1)
+ 100 BPS	(0.3)%	15.9%
- 100 BPS	1.2%	2.2%

(1)	Based on 12-month forward change in net interest income.
As of June 30, 2009 the market value of equity (“MVE”) sensitivity measure increased with respect to December 31, 2008. The increased MVE sensitivity to rising interest rates, is explained for the most part by the completion of a program to restructure the investment portfolio. The program consisted of selling floating-rate agency mortgage backed securities and purchasing short-duration fixed-rate mortgage-backed securities.
The net interest income (“NII”) sensitivity measure, based on a 12-month horizon, decreased from 15.9% to 0.75% in a scenario of up 100 basis point rise in interest rates when comparing June 30, 2009 to December 31, 2008. The effect is explained by the change in repricing characteristics of investment securities as the Company sold floating rate securities and replaced them with fixed rate securities, hence the reduced upside sensitivity to rising interest rates.
The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	Change in Fair	Change in Fair
(In thousands)	Value of	Value of
Change in Interest	Available for	Available for
Rates (Basis Points)	Sale Securities	Sale Securities
+200	$(233,549)	$(169,044)
+100	(106,542)	(72,832)
Base	—	—
-100	70,863	47,100
-200	118,671	80,303
During 2009, Doral Financial has taken steps to structure its balance sheet to reduce the overall interest rate risk, with special emphasis on maximizing earnings potential while reducing NII sensitivity, which is reflected in the Company’s risk profile, as shown in the previous tables.
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at June 30, 2009.

TABLE Q
INTEREST RATE CAPS

(Dollars in thousands)

NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR over 5.00%	$205	$2
15,000	September, 2011	1-month LIBOR over 5.50%	134	8
15,000	September, 2012	1-month LIBOR over 6.00%	143	31
35,000	October, 2010	1-month LIBOR over 5.00%	199	3
15,000	October, 2011	1-month LIBOR over 5.00%	172	16
15,000	October, 2012	1-month LIBOR over 5.50%	182	47
50,000	November, 2012	1-month LIBOR over 6.50%	228	96
50,000	November, 2012	1-month LIBOR over 5.50%	545	159
50,000	November, 2012	1-month LIBOR over 6.00%	350	122

$270,000			$2,158	$484

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at June 30, 2009.
TABLE R
INTEREST RATE SWAPS

(Dollars in thousands)

NOTIONAL	MATURITY	PAY	RECEIVE	FAIR
AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE

CASH FLOW HEDGE
$200,000	July, 2010	3.00%	3-month LIBOR minus 0.04%	$(5,234)
10,000	September, 2009	4.57%	1-month LIBOR plus 0.02%	(100)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(374)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	(206)
10,000	October, 2009	4.30%	1-month LIBOR plus 0.04%	(123)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(364)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(388)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(402)
20,000	November, 2009	4.35%	1-month LIBOR plus 0.02%	(316)
15,000	November, 2010	4.42%	1-month LIBOR	(726)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(1,012)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(3,706)

$345,000				$(12,951)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $470.0 million and $305.0 million as of June 30, 2009 and December 31, 2008, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. The increase in the notional amount of freestanding derivatives with respect to December 31, 2008 is due mainly to economic hedges related to servicing assets and secondary marketing activities.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged using the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $345.0 million as of both June 30, 2009 and December 31, 2008. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at June 30, 2009 and December 31, 2008, respectively, and their different designations.
TABLE S
DERIVATIVES POSITIONS

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Cash flow Hedges
Interest rate swaps	$345,000	$(12,951)	$345,000	$(15,096)
Other derivatives
Interest rate caps	270,000	484	270,000	287
Forward contracts	200,000	(264)	35,000	(187)

	470,000	220	305,000	100

	$815,000	$(12,731)	$650,000	$(14,996)

The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
TABLE T
FAIR VALUE RECONCILIATION

Six Month Period Ended
(In thousands)	June 30, 2009
Fair value of contracts outstanding at the beginning of the period	$100
Changes in fair values during the period	120

Fair value of contracts outstanding at the end of the period	$220

TABLE U
SOURCES OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of June 30, 2009	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(264)	$—	$—	$—	$(264)
Prices provided by internal sources	—	29	455	—	484

	$(264)	$29	$455	$—	$220

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
TABLE V
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	June 30, 2009
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$444	$—	$444	2.95
A+	2	450,000	289	(13,112)	(12,823)	1.34
A	1	150,000	—	(352)	(352)	0.12

Total Derivatives	4	$815,000	$733	$(13,464)	$(12,731)	1.54

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2008
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$259	$—	$259	3.45
A+	2	410,000	28	(15,137)	(15,109)	1.95
A	1	25,000	—	(146)	(146)	0.07

Subtotal	4	$650,000	$287	$(15,283)	$(14,996)	2.37

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
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
Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Please refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payments defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the first half of 2009 amounted to $17.8 million and resulted in a loss of $2.1 million. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. The balance outstanding for the residential construction sector has decreased from $436.6 million as of December 31, 2008, to $364.9 million as of June 30, 2009. Management expects that the amount of loans of the construction industry will continue to decrease in subsequent years.
During the first half of 2009, absorption trends decreased significantly principally due to the termination of the tax incentive provided by Law 197 in the fourth quarter of 2008. Absorption for the six month period ended June 30, 2009 reflects 89% reduction versus the corresponding 2008 period. This event required modifications in absorption estimates, resulting in higher loss provisions. The Company expects that absorption will continue to be at low levels due to the current economic enviroment. The Company has developed an incentive program to assist developers in the sale of their unit inventory and increase absorption. The incentive program provides a grant between $5,000 and $10,000 per unit to be used by the customer to pay for: closing costs, buy downs or purchase of appliances.
Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosures rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses.
Doral Financial mitigates loan defaults on its construction and commercial portfolios through its Loan Workout function. The function’s main responsibilities are avoiding defaults and minimizing losses upon default of relatively large credit relationships. The group utilizes relationship officers, collection specialists, attorneys and has contracted with third party service providers to supplement its internal resources. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. With respect to residential mortgages, the Company has developed collection and loss mitigation strategies.
The Company also engages in the restructuring and/or modifications of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings. Such restructures are identified as TDRs and accounted for based on the provisions SFAS No. 114, Accounting by Creditors for Impairment of a Loan. As of June 30, 2009, the Company had restructured $132.0 million, $49.4 million, $0.5 million and $293.2 million of construction, commercial, consumer and residential mortgage loans, respectively, that are considered TDR’s.
Non-performing Assets and Allowance for Loan and Lease Losses
Non-performing assets consist of loans on a non-accrual basis, other real estate owned and other non-performing assets. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. On a case by case basis, the Company may decide that a particular loan should be placed in non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be seriously behind schedule or experiencing economic distress. Generally, when the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and/or collectibility is reasonably assured. The Company places in non-accrual status all residential construction loans classified as substandard whose sole source of payment are interest reserves funded by Doral Financial. For the quarter and six month periods ended June 30, 2009, Doral Financial would have recognized $6.0 million and $14.6 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also includes interest reversal on loans placed on non-accrual status during the quarter and six month period ended.

The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets (“NPAs”) as of the dates indicated:
TABLE W
NON-PERFORMING ASSETS

	AS OF	AS OF
(Dollars in thousands)	JUNE 30, 2009	DECEMBER 31, 2008
Non-performing loans:

Residential mortgage loans — held for sale (1)	$4,929	$4,942
Residential mortgage loans — held for investment	377,177	346,579

Total non-performing residential mortgage loans(2)	382,106	351,521

Other lending activities:
Construction loans	264,643	215,080
Commercial real estate loans	116,490	116,841
Commercial real estate loans — held for sale	1,113	1,130
Consumer loans	518	685
Commercial non-real estate loans	1,852	1,751
Lease financing receivable	1,066	1,053
Land loans	37,891	29,613

Total non-performing other lending activities	423,573	366,153

Total non-performing loans	805,679	717,674

Repossessed Units	145	191

OREO(3)	83,964	61,340

Total NPAs of Doral Financial (consolidated)	$889,788	$779,205

Loans past due 90 days and still accruing
Consumer loans(4)	$3,129	$2,603
Commercial non-real estate loans(4)	1,196	1,428

Total loans past due 90 days and still accruing	$4,325	$4,031

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	16.36%	14.42%

Total NPAs of Doral Financial as a percentage of consolidated total assets	9.12%	7.69%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	14.64%	13.11%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period(5)	18.35%	18.55%

(1)	Does not include approximately $146.5 million and $120.4 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of June 30, 2009 and December 31, 2008, respectively.

(2)	Includes approximately $8.4 million and $5.3 million of FHA and VA loans where the principal balance of these loans is insured or guaranteed under applicable programs and interest is, in most cases, fully recovered in foreclosure proceedings as of June 30, 2009 and December 31, 2008, respectively.

(3)	Excludes FHA and VA claims amounting to $13.2 million and $17.0 million as of June 30, 2009 and December 31, 2008, respectively.

(4)	Relates to revolving lines of credit and credit cards that are still accruing until 180 days delinquent.

(5)	Refer to non-performing loans and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

Non-performing assets increased by $110.6 million, or 14%, during the first half of 2009. The increment in non-performing assets was mainly driven by increases in the construction and residential mortgage portfolio, as a direct consequence of depressed condition of the housing market and overall macroeconomic trends in Puerto Rico. This increase in non-performing assets occurred in the first quarter of 2009. Non-performing assets as of June 30, 2009 increased only by $7.6 million when compared to March 31, 2009.
Non-performing residential mortgage loans increased by $30.6 million, or 9%, when compared to December 31, 2008. The increase in delinquency is mostly attributable to economic stress being experienced by borrowers during the first half of 2009. Macroeconomic pressure has significantly affected both early stage delinquency and cures from later delinquency segments. Deteriorating performance through the first half of 2009 has affected the Company’s own portfolio as well as its $9.1 billion portfolio of loans serviced for third parties. Non-performing residential mortgage loans decreased by $0.7 million during the second quarter compared to first quarter results, a notable improvement from the first quarter.
Doral Financial bears a lower credit risk on its mortgage portfolio when compared to other large-scale mortgage bankers in the United States as a result of the characteristics of its portfolio. Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are fixed rate, regular amortizing loans. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value and whether they are covered by mortgage insurance. Loan-to-value (“LTV”) ratios are calculated based on current unpaid balances and original property values.
TABLE X
COMPOSITION OF MORTGAGE NON-PERFORMING ASSETS

COLLATERAL TYPE	LOAN TO VALUE	DISTRIBUTION
FHA/VA loans		2.7%
Loans with private mortgage insurance		7.4%
Loans with no mortgage insurance	< 60%	15.8%
	61-80%	46.9%
	81-90%	18.4%
	Over 91%	8.8%

Total loans		100.0%

Actual loan-to-value ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans. Please refer to paragraphs below for additional information on the assumptions used to establish general reserves for this portfolio.
As part of its regular collection and loss mitigation activities, as of June 30, 2009, the Company has fully restructured $293.2 million of mortgage loans, $236.4 million of these loans have proven repayment capacity for a sufficient amount of time and therefore, have been returned to accruing status. Restructured loans totaling $56.8 million are yet to prove repayment capacity and/or are not complying with their modified contractual terms. Accordingly, the loans continue in non-accrual status and are reported as non-performing loans within Table W above.
Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. For the first half of 2009, the Company sold 254 OREO properties, representing $20.9 million in unpaid balance.

For the first half of 2009, non-performing construction loans increased by $49.6 million, or 23%, compared to December 31, 2008. This increase is mainly related to 13 loans with a combined outstanding balance of $53.7 million placed in non-accrual status as they did not meet contractual terms as a result of the current downturn in the construction sector, which has affected housing unit sales in the overall market. The construction loan portfolio is affected by the deterioration in the economy because the underlying loans’ repayment capacity is dependent on the ability to attract buyers and maintain housing prices. In general, the termination in mid December 2008 of the incentive program established by the government of Puerto Rico slowed absorption compared to the trends experienced during 2008. Construction projects financed by the Company experienced lower levels of units’ sales in comparison with 2008 corresponding period, representing an aggregate repayment of $19.1 million for the first half of 2009.
During most of the past two years, the Company’s construction loan portfolio has experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. As of June 30, 2009 and December 31, 2008, the construction loan portfolio contributed 33% and 30%, respectively, of the Company’s total non-performing loans. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During 2008 and the first half of 2009, Doral Financial did not enter into commitments to fund new construction loans in Puerto Rico for residential housing projects. Commitments to fund new construction loans in New York amounted to $5.5 million and $17.8 million, and to $24.1 million and $42.5 million for the quarters and six month periods ended June 30, 2009 and 2008, respectively. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	June 30, 2009	December 31, 2008
Construction loans(1) (2)	$480,135	$506,031
Total undisbursed funds under existing commitments(2) (3)	38,885	54,160
Total non-performing construction loans(2)	264,643	215,080
Net charge offs — Construction loans(2)	5,554	21,749
Allowance for loan losses — Construction loans(2)	50,657	45,159

Non-performing construction loans to total construction loans	55.1%	42.5%
Allowance for loan losses — construction loans to total construction loans	10.6%	8.9%
Net charge-offs on an annualized basis to total construction loans	2.3%	4.3%

(1)	Includes $307.2 million and $422.6 million of construction loans for residential housing projects as of June 30, 2009 and December 31, 2008, respectively. Also includes $172.9 million and $83.4 million of construction loans for commercial, condominiums and multifamily projects as of June 30, 2009 and December 31, 2008, respectively.

(2)	Excludes land loans.

(3)	Excludes undisbursed funds to matured loans and loans in non-accrual status.

The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for the periods indicated.
TABLE Y
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTERS ENDED		SIX MONTH PERIODS ENDED
	JUNE 30,		JUNE 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for Loan and Lease Losses:
Balance at beginning of period	$143,900	$121,182	$132,020	$124,733
Provision (recovery) for loan and lease losses:
Construction loans	2,697	3,598	11,052	116
Residential mortgage loans	7,523	4,375	11,919	6,924
Commercial real estate loans	(3,157)	25	2,932	3,101
Consumer loans	2,167	1,829	4,631	3,926
Lease financing	52	204	401	237
Commercial non-real estate loans	1,541	(63)	2,826	1,078
Land secured loans	(690)	715	(3)	87

Total provision for loan and lease losses	10,133	10,683	33,758	15,469

Charge-offs:
Construction loans	(1,608)	(3,780)	(5,554)	(8,333)
Residential mortgage loans	(1,186)	(773)	(2,219)	(1,199)
Commercial real estate loans	(1)	(2,994)	(2,035)	(4,027)
Consumer loans	(2,529)	(1,746)	(5,363)	(4,166)
Lease financing	7	(289)	(279)	(467)
Commercial non-real estate loans	(2,130)	(210)	(3,967)	(653)

Total charge-offs	(7,447)	(9,792)	(19,417)	(18,845)

Recoveries:
Residential mortgage loans	2	—	2	—
Commercial real estate loans	9	64	26	77
Consumer loans	145	(68)	327	433
Lease financing	21	42	40	201
Commercial non-real estate loans	6	(12)	13	31

Total recoveries	183	26	408	742

Net charge-offs	(7,264)	(9,766)	(19,009)	(18,103)

Balance at end of period	$146,769	$122,099	$146,769	$122,099

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.77%	2.33%	2.77%	2.33%
Provision for loan losses to net charge-offs	139.50%	109.38%	177.59%	85.45%
Net charge-offs on an annualized basis to average loans receivable outstanding	0.55%	0.76%	0.73%	0.71%
Allowance for loan and lease losses to net charge-offs on an annualized basis	503.73%	310.82%	382.87%	335.39%
The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

TABLE Z
ALLOCATION OF ALLOWANCE FOR LOAN
AND LEASE LOSSES

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$50,657	9%	$45,159	10%
Residential mortgage loans	42,728	70%	33,026	69%
Commercial — secured by real estate	28,000	15%	27,076	14%
Consumer	7,559	2%	7,964	2%
Lease financing receivable	1,474	0%	1,312	0%
Commercial non-real estate	3,161	2%	4,290	3%
Land secured	13,190	2%	13,193	2%

Total	$146,769	100%	$132,020	100%

Starting in the second half of 2006, Doral Financial has experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggest increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. During 2008 and the first half of 2009, Puerto Rico experienced deteriorating macroeconomics trends that contributed to continued increases in default levels in the retail business units. Portfolios underlying retail products including residential mortgage and small-commercial real estate have suffered significant increases in default rates.
Doral Financial’s provision for loan and lease losses for the quarter ended June 30, 2009 amounted to $10.1 million, compared to $10.7 million for the corresponding 2008 period. Second quarter results were impacted by the effects of continuing deterioration of Puerto Rico economy on the residential real estate market, causing lower home absorption rates on new construction, increased defaults on existing mortgages and weakening economic situation of existing borrowers. An increase in the provision for the residential mortgage portfolio of $3.1 million was offset by decreases of $1.6 million and $2.3 million in the provision for loan and lease losses of the commercial and construction and land portfolios, respectively.
Net charge-offs for the quarter ended June 30, 2009 decreased when compared to the corresponding 2008 period by $2.5 million, or 26%; while for the six month period ended June 30, 2009 increased by $0.9 million, or 5%, compared to the corresponding 2008 period. Higher charge offs during the first half of 2009 compared to the corresponding 2008 period were mostly driven by troubled loan relationships within the commercial and residential construction portfolios that had been identified and reserved for in earlier periods. Given the mature stage of its portfolio and the fact that new lending was discontinued in the fourth quarter of 2007, the Company expects that the residential construction portfolio may have reporting periods in which realized losses through charge-offs are higher than current provisions.
The Company evaluates impaired loans and calculates the related valuation allowance based on SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.
The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted and the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Consistent with management’s intention of preserving capital, its strategy is to maximize proceeds from the disposition of foreclosed assets as opposed to rapid liquidation. Accordingly, the market value of appraisals is used. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan.

The following table summarizes the Company’s impaired loans and the related allowance:

(In thousands)	JUNE 30, 2009	DECEMBER 31, 2008
Impaired loans with allowance	$237,993	$207,949
Impaired loans without allowance	176,803	120,378

Total impaired loans	$414,796	$328,327

Related allowance	$50,016	$45,099
Average impaired loans	$377,335	$317,844
As part of the regular loan workout cycle, the Company charges off the portion of specific reserves for impaired loans that it considers being confirmed losses. Accordingly, certain loans considered impaired and measured for specific reserve in accordance with SFAS No. 114 are carried at an unpaid balance that has already been reduced by charge-offs, and therefore, carry a relatively lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. SFAS No. 114 prohibits the allocation of general reserves for those loans for which an impairment analysis has been conducted and for which no specific reserve is required. As of June 30, 2009, Doral Financial’s construction and commercial real estate portfolio includes $176.8 million of impaired loans that are adequately collateralized and, accordingly, carry no specific reserves.
Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. Recent roll rates show that the proportion of loans rolling into subsequent buckets has been following an increasing trend throughout the last quarters. For purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should only use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend than those in older periods. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity losses are calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 75% depending on the different loan types and LTV ratios.
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

Counterparty Risk
The Company has exposure to many different counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. Loans, derivatives investments, repurchase agreements and other borrowings, receivables, among others (including the LBI transaction) expose the Company to counterparty risk. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. There can be no assurance that any such losses would not materially and adversely affect the Company’s results of operations.
The Company has procedures in place to mitigate the impact of a default among its counterparties. The Company requests collateral for most credit exposures with other financial institutions and monitors these on a regular basis. Nevertheless, market volatility could impact the valuation of collateral held by the Company and result in losses.
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
Markets in the United States and elsewhere have experienced extreme volatility and disruption for nearly 18 months,

continuing through the first half of 2009. The United States, Europe and Japan have entered into recessions that are likely to persist through 2009, despite past and expected governmental intervention in the world’s major economies.
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
The Puerto Rico Planning Board expects that recessionary conditions will continue in Puerto Rico during the fiscal year ending in June 30, 2009. During fiscal year 2009, the projection is a reduction in real gross national product of 3.4%, and during fiscal year 2010 the projection is a slight increase in real gross national product of 0.1%.
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
On March 3, 2009, the Puerto Rico Governor unveiled a plan to (i) stimulate the Puerto Rico economy; (ii) increase government revenues; (iii) reduce government expenses; and (iv) promote public-private partnerships for development projects. In order to implement the plan, the Puerto Rico Governor filed on March 4, 2009 four legislative bills with the Puerto Rico Legislature. The Puerto Rico Legislature approved three of these bills, with certain amendments, on March 6, 2009. The approved legislative bills were signed into law by the Puerto Rico Governor on March 9, 2009. The public-private partnerships law was signed into law by the Puerto Rico Governor on June 8, 2009. For additional details on the new laws, please refer to Part I-Item 1. Business-The Commonwealth of Puerto Rico-Current Puerto Rico Government Fiscal Conditions in the Company’s 2008 Annual Report on Form 10-K.
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
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of June 30, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
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
Readers should carefully consider, in connection with other information disclosed in this quarterly report on Form 10-Q, the risk factors set forth in Item 1A-Risk Factors in the Company’s 2008 Annual Report on Form 10-K and the risk factors set forth below. These risk factors and other presently unforeseen risk factors could cause the Company’s actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or with those previously disclosed in the Company’s 2008 Annual Report on Form 10-K. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effects on the Company’s business, financial condition, or results of operations. Please refer to the “Forward Looking Statements” on this Quarterly Report on Form 10-Q.
During the first half of 2009, Doral Financial’s credit quality, including the potential for credit losses on its investment portfolio, continued to be affected by the sustained deterioration of the economic conditions affecting our markets, including higher unemployment levels, much lower absorption rates and further declines in property values.
Doral Financial’s credit quality has continued to be under pressure during the first half of 2009 as a result of continued recessionary conditions in Puerto Rico and the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values.

Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations could be adversely affected.
While we believe that our allowance for loan and lease losses was adequate at June 30, 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and the United States. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets.
Some of our mortgage-backed and other investments continue to experience declines in their market values as a result of adverse market conditions. As of June 30, 2009, the Company recognized OTTI on three of its non-agency CMOs. For securities judged to be OTTI management believes they are not more likely than not to be sold before anticipated recovery of remaining amortized cost basis. Management has determined that unrealized losses in its investment portfolio are temporary. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors in the United States and Puerto Rico. Doral Financial’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral.
Legislative and regulatory actions taken now or in the future as a result of the current crisis in the financial industry may significantly affect our business, financial condition or results of operations.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits.
These programs have subjected participating financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, financial product offerings and disclosures, and the impact of bankruptcy proceedings on consumer residential real estate mortgages, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
On June 17, 2009, the U.S. Treasury Department released a white paper entitled “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Regulation and Supervision,” which outlined the Obama administration’s plan to make extensive and wide ranging reforms to the U.S. financial regulatory system. The plan contains proposals to, among other things, (i) create a new financial regulatory agency called the Consumer Financial Protection Agency, (ii) eliminate the federal thrift charter and create a new national bank supervisor, (iii) dispose of the interstate branching framework of the Riegle-Neal Act by giving national and state-chartered banks the unrestricted ability to branch across state lines, (iv) establish strengthened capital and prudential standards for banks and bank holding companies, (v) increase supervision and regulation of large financial firms, and (vi) create an Office of National Insurance within the U.S. Treasury Department.
We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously disclosed by Doral Financial in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2009, Doral Financial announced on June 8, 2009 the results of its offers to exchange a number of properly tendered and accepted shares of its 7.00% Noncumulative Monthly Income Preferred Stock, Series A (“Series A Preferred Stock”), 8.35% Noncumulative Monthly Income Preferred Stock, Series B (“Series B Preferred Stock”), 7.25% Noncumulative Monthly Income Preferred Stock, Series C (“Series C Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (“Convertible Preferred Stock”, and together with the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the “preferred stock”) for newly issued shares of our common stock, par value $0.01 per share (the “common stock”), plus a cash payment (the “cash premium”) on the terms and subject to the conditions described in the Offer to Exchange, dated May 7, 2009 (as amended from time to time, the “Offer to Exchange”), and in the related Letter of Transmittal, which, as amended or supplemented from time to time, together constituted the exchange offer.
On June 11, 2009, Doral Financial settled the exchange offer. Pursuant to the terms of the Offer to Exchange and the related Letter of Transmittal, Doral Financial completed an offer to exchange a number of the outstanding shares of its preferred stock for shares of the its common stock. Doral Financial issued 2,619,710 shares of common stock and paid $3.7 million in cash in exchange for 298,986 shares of Convertible Preferred Stock; issued 493,058 shares of common stock and paid $0.5 million in cash in exchange for 228,173 shares of Series A Preferred Stock; issued 234,929 shares of common stock and paid $0.2 million in cash in exchange for 217,339 shares of Series B Preferred Stock; and issued 606,195 shares of common stock and paid $0.6 million in cash in exchange for 560,798 shares of Series C Preferred Stock. Overall, $105.6 million liquidation amount of Doral Financial’s preferred shares were validly tendered, not withdrawn and exchanged upon the terms and subject to the conditions set forth in the Offer to Exchange and the related Letter of Transmittal, which represents 18.4% of the aggregate liquidation amount of its preferred shares. An aggregate of 1,305,296 shares of preferred stock were retired upon receipt. As a result of the exchange offer, Doral Financial issued an aggregate of 3,953,892 shares of common stock and paid an aggregate of $5.0 million in cash premium payments. After settlement of the exchange offer, 1,266,827 shares of Series A Preferred Stock, 1,782,661 shares of Series B Preferred Stock, 3,579,202 shares of Series C Preferred Stock, and 1,081,014 shares of Convertible Preferred Stock will remain outstanding.
The issuance of common stock to the holders of preferred stock in exchange for their shares of preferred stock was made by Doral Financial pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act on the basis that the exchange offer constituted an exchange with existing holders of Doral securities and no commission or other remuneration was paid or given directly or indirectly to any party for soliciting such exchange.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Stockholders Meeting of the Company was held on May 13, 2009. A quorum was obtained with 52,876,555 votes presented in person or by proxy, which represented 98.30% of all votes eligible to be cast at the meeting. At the meeting the shareholders were asked to vote on the following matters:
1.	The election of 9 directors of Doral Financial;
2.	The ratification of the selection of PricewaterhouseCoopers LLP as Doral Financial’s independent registered public accounting firm for the fiscal year ending December 31, 2009.
The results of the voting for each of the proposals is set forth below:
Election of Directors

Nominees or One-Year Term	Votes For	Votes Withheld
Dennis G. Buchert	52,663,842	212,713
James E. Gilleran	52,663,842	212,713
Douglas Jacobs	52,669,854	206,701
David E. King	51,729,181	1,147,374
Mark Kleinman	52,672,286	204,269
Howard M. Levkowitz	52,666,401	210,154
Raymond J. Quinlan	52,672,534	204,021
Gerard Smith	52,670,045	206,510
Glen R. Wakeman	52,366,246	510,309
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2009

For:	52,413,370
Against:	442,827
Abstain:	20,358
Broker Non-Votes:	976,471

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.
The exhibits to this Quarterly Report on Form 10-Q are listed in the exhibit index below.
Doral Financial has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of Doral Financial and its consolidated subsidiaries. Doral Financial will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

Exhibit
Number	Description

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

Exhibit
Number	Description

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 10-K filed with the Commission on September 30, 2003).

10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008).

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006).

10.7	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006).

10.8	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.9	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.10	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.11	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

Exhibit
Number	Description

10.12	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.13	Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)
Date: August 6, 2009	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: August 6, 2009	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President and Chief Financial Officer