Form 10-Q
period 2009-09-30
DORAL FINANCIAL CORP
filed 2009-11-09
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
COMMISSION FILE NUMBER 001-31579
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
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 57,764,002 outstanding as of November 5, 2009.

DORAL FINANCIAL CORPORATION
INDEX PAGE

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
(Dollars in thousands, except for share data)	2009	2008
ASSETS
Cash and due from banks	$220,690	$185,817

Other interest-earning assets	—	1,700

Securities held for trading, at fair value (includes $0 and $198,680 pledged as collateral at September 30, 2009, and December 31, 2008, respectively that may be repledged)	50,170	251,877
Securities available for sale, at fair value (includes $1,353,080 and $1,067,097 pledged as collateral at September 30, 2009, and December 31, 2008, respectively, that may be repledged)	3,374,305	3,429,151
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	126,285	117,938

Total investment securities	3,550,760	3,798,966
Loans:
Loans held for sale, at lower of cost or market	410,190	386,610
Loans receivable	5,299,133	5,253,910
Less: Unearned interest	(1,332)	(2,197)
Less: Allowance for loan and lease losses	(142,089)	(132,020)

Total net loans receivable	5,155,712	5,119,693

Total loans	5,565,902	5,506,303
Accounts receivable	57,441	55,197
Mortgage-servicing advances	22,222	18,309
Accrued interest receivable	42,100	42,934
Servicing assets, net	116,958	114,396
Premises and equipment, net	102,870	104,733
Real estate held for sale, net	93,145	61,340
Deferred tax asset	126,386	120,827
Other assets	125,202	128,345

Total assets	$10,023,676	$10,138,867

LIABILITIES
Deposits:
Non-interest-bearing deposits	$227,055	$235,983
Interest-bearing deposits	3,988,259	4,166,789

Total deposits	4,215,314	4,402,772
Securities sold under agreements to repurchase	2,100,262	1,907,447
Advances from FHLB	1,606,920	1,623,400
Other short-term borrowings	265,000	351,600
Loans payable	345,464	366,776
Notes payable	272,619	276,868
Accrued expenses and other liabilities	337,977	304,833

Total liabilities	9,143,556	9,233,696

Commitments and contingencies (Please refer to Notes 23 and 24)

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 7,709,704 shares issued and outstanding, at aggregate liquidation preference value at September 30, 2009 (9,015,000 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2008):

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	197,388	228,250
Perpetual cumulative convertible preferred stock	270,253	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 57,764,002 shares issued and outstanding at September 30, 2009 (53,810,110 shares issued and outstanding at December 31, 2008)	578	538
Additional paid-in capital	940,475	849,172
Legal surplus	23,596	23,596
Accumulated deficit	(448,259)	(418,168)
Accumulated other comprehensive loss, net of income tax benefit of $16,671 and $19,329 at September 30, 2009 and December 31, 2008, respectively	(103,911)	(123,217)

Total stockholders’ equity	880,120	905,171

Total liabilities and stockholders’ equity	$10,023,676	$10,138,867

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands, except for share data)	2009	2008	2009	2008
Interest income:
Loans	$78,653	$87,055	$241,486	$258,347
Mortgage-backed securities	30,026	28,336	84,663	77,374
Interest-only strips (“IOs”)	1,347	1,975	4,550	5,405
Investment securities	1,580	12,723	9,252	41,401
Other interest-earning assets	1,797	2,727	4,524	14,043

Total interest income	113,403	132,816	344,475	396,570

Interest expense:
Deposits	28,615	36,197	97,694	116,113
Securities sold under agreements to repurchase	17,770	22,097	52,483	62,501
Advances from FHLB	15,778	17,934	47,780	52,741
Other short-term borrowings	227	—	1,069	—
Loans payable	2,226	4,263	8,073	14,340
Notes payable	5,178	5,285	15,607	15,936

Total interest expense	69,794	85,776	222,706	261,631

Net interest income	43,609	47,040	121,769	134,939

Provision for loan and lease losses	4,879	7,209	38,637	22,678

Net interest income after provision for loan and lease losses	38,730	39,831	83,132	112,261

Non-interest income:
Total other-than-temporary impairment (“OTTI”) losses	(71,215)	(920)	(106,454)	(920)
Portion of loss recognized in other comprehensive income (before taxes)	63,905	—	92,349	—

Net credit related OTTI losses	(7,310)	(920)	(14,105)	(920)

Net gain on mortgage loan sales and fees	2,637	3,918	7,654	10,144
Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	6,472	1,898	(6,652)	1,650
Net gain (loss) on investment securities	1,024	(4,173)	5,821	(3,979)
Servicing income (net of mark-to-market adjustment)	11,950	625	23,135	10,348
Commissions, fees and other income	12,115	10,573	31,749	36,952

Total non-interest income	26,888	11,921	47,602	54,195

Non-interest expenses:
Compensation and benefits	14,459	17,542	53,110	53,677
Taxes, other than payroll and income taxes	2,567	2,550	7,478	7,351
Advertising	1,806	2,752	4,678	7,257
Professional services	7,252	5,834	20,770	17,859
Communication expenses	4,208	4,626	12,621	13,252
EDP expenses	3,968	3,468	10,751	7,943
Occupancy expenses	3,788	5,221	10,703	13,723
Office expenses	1,430	1,252	4,099	4,402
Depreciation and amortization	3,086	4,170	9,756	12,297
FDIC insurance expense	5,468	1,100	13,549	3,419
OREO losses and other related expenses	3,224	(371)	5,674	(262)
Other	8,008	4,304	22,027	21,719

Total non-interest expenses	59,264	52,448	175,216	162,637

Income (loss) before income taxes	6,354	(696)	(44,482)	3,819
Income tax (benefit) expense	(6,855)	1,060	(19,617)	6,231

Net income (loss)	$13,209	$(1,756)	$(24,865)	$(2,412)

Net income (loss) attributable to common shareholders (1)	$10,000	$(10,080)	$(30,091)	$(27,386)

Net income (loss) per common share (1)	$0.17	$(0.19)	$(0.54)	$(0.51)

(1)	For the quarters and nine month periods ended September 30, 2009 and 2008, net income (loss) per common share represents the basic and diluted loss per common share, respectively, for each of the periods presented. Please refer to Note 26 for additional information regarding net income (loss) attributable to common shareholders.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	NINE MONTH PERIODS
(In thousands)	ENDED SEPTEMBER 30,
	2009	2008
PREFERRED STOCK:
Balance at beginning of period	$573,250	$573,250
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	(30,862)	—
Cumulative convertible	(74,747)	—

Balance at end of period	467,641	573,250

COMMON STOCK:
Balance at beginning of period	538	538
Common stock issued/converted:
Noncumulative nonconvertible	14	—
Cumulative convertible	26	—

Balance at end of period	578	538

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	849,172	849,081
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	5,697	—
Cumulative convertible	85,530	—
Stock-based compensation recognized	76	39

Balance at end of period	940,475	849,120

LEGAL SURPLUS	23,596	23,596

ACCUMULATED DEFICIT:
Balance at beginning of period	(418,168)	(66,610)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	23,917	—
Cumulative convertible	(14,548)	—
Net loss	(24,865)	(2,412)
Cash dividends accrued on preferred stock	(14,595)	(24,974)

Balance at end of period	(448,259)	(93,996)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(123,217)	(33,148)
Other comprehensive income (loss), net of deferred tax	19,306	(162,258)

Balance at end of period	(103,911)	(195,406)

Total stockholders’ equity	$880,120	$1,157,102

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2009	2008	2009	2008

Net income (loss)	$13,209	$(1,756)	$(24,865)	$(2 412)

Other comprehensive income (loss), before tax:

Unrealized gains (losses) on securities arising during the period	105,949	(76,698)	104,475	(176,354)
Non-credit portion of other-than-temporary impairment losses	(63,905)	—	(92,349)	—
Reclassification of realized (gains) losses included in net income (loss)	(174)	2,499	5,590	(11,429)

Other comprehensive income (loss) on investment securities, before tax	41,870	(74,199)	17,716	(187,783)

Income tax (expense) benefit related to investment securities	(6,280)	11,193	(2,657)	25,106

Other comprehensive income (loss) on investment securities, net of tax	35,590	(63,006)	15,059	(162,677)

Other comprehensive income on cash flow hedges(1)	654	662	4,247	419

Other comprehensive income (loss)	36,244	(62,344)	19,306	(162,258)

Comprehensive income (loss)	$49,453	$(64,100)	$(5,559)	$(164,670)

Accumulated other comprehensive loss, net of tax

Other comprehensive loss on investment securities	$(15,974)	$(195,253)	$(15,974)	$(195,253)
Other comprehensive loss on other-than-temporarily impaired losses on investment securities	(78,497)	—	(78,497)	—

Total other comprehensive loss on investment securities	(94,471)	(195,253)	(94,471)	(195,253)
Other comprehensive loss on cash flow hedge(1)	(9,440)	(153)	(9,440)	(153)

Total accumulated other comprehensive loss, net of tax	$(103,911)	$(195,406)	$(103,911)	$(195,406)

(1)	For the quarter and nine month period ended September 30, 2009, other comprehensive loss on cash flow hedges includes $3.7 million related to a deferred tax asset valuation allowance.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTH PERIODS ENDED
	SEPTEMBER 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(24,865)	$(2,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	76	39
Depreciation and amortization	9,756	12,297
Mark-to-market adjustment of servicing assets	2,499	15,448
Deferred tax (benefit) expense	(7,260)	3,378
Provision for loan and lease losses	38,637	22,678
Net gain on sale of assets to be disposed of by sale	—	(348)
Amortization of premium and accretion of discount on loans, investment securities and debt	3,304	(17,367)
Origination and purchases of loans held for sale	(346,546)	(323,676)
Principal repayments and sales of loans held for sale	184,280	170,768
(Gain) loss on securities	(10,700)	790
Net other-than-temporary impairment losses	14,105	920
Unrealized loss on trading securities	16,279	663
Purchases of securities held for trading	(200,042)	(343,917)
Principal repayment and sales of securities held for trading	701,548	577,712
Amortization and net (gain) loss in the fair value of IOs	3,099	4,184
Unrealized loss (gain) on derivative instruments	233	(450)
Increase in derivative instruments	—	(75)
(Increase) decrease in accounts receivable	(2,244)	652
Increase in mortgage servicing advances	(3,913)	(2,643)
Decrease (increase) in accrued interest receivable	834	(5,141)
Decrease (increase) in other assets	11,958	(27,632)
Decrease in accrued expenses and other liabilities	(19,625)	(55,199)

Total adjustments	396,278	33,081

Net cash provided by operating activities	371,413	30,669

Cash flows from investing activities:
Purchases of securities available for sale	(2,248,504)	(2,349,698)
Principal repayment and sales of securities available for sale	2,306,809	745,059
Increase in FHLB stock	(8,347)	(40,696)
Originations of loans receivable	(436,261)	(749,958)
Principal repayment of loans receivable	162,280	432,453
Purchases of premises and equipment	(7,893)	(8,632)
Proceeds from sales of mortgage servicing assets	159	—
Proceeds from assets to be disposed of by sale	—	1,018
Proceeds from sales of real estate held for sale	30,341	15,021

Net cash used in investing activities	(201,416)	(1,955,433)

Cash flows from financing activities:
(Decrease) increase in deposits	(187,458)	33,773
Increase in securities sold under agreements to repurchase	192,815	935,864
Proceeds from advances from FHLB	427,000	1,544,400
Repayment of advances from FHLB	(443,480)	(1,055,000)
Proceeds from other short-term borrowings	2,776,000	—
Repayment of other short-term borrowings	(2,862,600)	—
Repayment of secured borrowings	(21,312)	(29,657)
Repayment of notes payable	(4,492)	(4,162)
Payment associated with conversion of preferred stock	(4,972)	—
Dividends paid	(8,325)	(24,974)

Net cash (used in) provided by financing activities	(136,824)	1,400,244

Net increase (decrease) in cash and cash equivalents	$33,173	$(524,520)
Cash and cash equivalents at beginning of period	187,517	789,169

Cash and cash equivalents at the end of period	$220,690	$264,649

Cash and cash equivalents includes:
Cash and due from banks	$220,690	$262,346
Other interest-earning assets	—	2,303

	$220,690	$264,649

Supplemental schedule of non-cash activities:
Loan securitizations	$318,496	$259,216

Reclassification of securities from the held for trading portfolio to the available for sale portfolio	$—	$68,520

Reclassification from the held for sale portfolio to the loans receivable portfolio	$—	$48,185

Reclassification of assets to be disposed of by sale to premises and equipment	$—	$5,277

Loans foreclosed	$67,638	$35,125

Capitalization of servicing assets	$5,220	$5,304

Supplemental information for cash flows:
Cash used to pay interest	$235,373	$286,684

Cash used to pay income taxes	$2,865	$24,578

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
Certain amounts reflected in the 2008 Consolidated Financial Statements have been reclassified to conform to the presentation for 2009.
The results of operations for the quarter and nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Pronouncements
Accounting Standard Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-15 as an amendment to the subtopic 470-20, Debt with Conversion and Other Options, to address the accounting for own-share lending arrangements entered in contemplation of a convertible debt issuance or other financing. ASC 470-20-25-20A establishes that at the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing shall be measured at fair value (in accordance with Topic 820) and recognized as an issuance cost, with an offset to additional paid-in capital in the financial statements of the entity. ASC 470-20-35-11A establishes that if it becomes probable that the counterparty to a share-lending arrangement will default, the issuer of the share-lending arrangement shall recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. The issuer of the share-lending arrangement shall remeasure the fair value of the unreturned shares each reporting period through earnings until the arrangement consideration payable by the counterparty becomes fixed. Subsequent changes in the amount of the probable recoveries should also be recognized in earnings. ASC 470-20-45-2A establishes that loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. ASC 470-20-50-2A adds new disclosures that must be made in any period in which a share-lending arrangement is outstanding as follows: (a) description of any outstanding share-lending arrangements, (b) number of shares, term, circumstances under which cash settlement would be required, (c) any requirements for the counterparty to provide collateral, (d) entity’s reason for entering into the share-lending arrangement, (e) fair value of the issuance cost associated with the arrangement, (f) treatment for the purpose of calculating earnings per share, (g) unamortized amount of the issuance cost associated with the arrangement, (h) classification of the issuance cost associated with the arrangement, (i) amount of interest cost recognized relating to the amortization and (j) any amounts of dividends paid related to the loaned shares that will not be reimbursed.
This Accounting Standard Update shall be effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. Management does not expect any impact on financial statements regarding this update.
Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In September 2009, the FASB issued Update No. 2009-12 as an amendment to the subtopic 820-10, Fair Value Measurements and Disclosures-Overall, to provide guidance on the fair value measurements in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit a reporting entity to measure the fair value of an investment that is within the scope on the basis of the net asset value per share of the investment (or its equivalent) if it is calculated in a manner consistent with the measurement principles of Topic 946. It also requires disclosures by major category of investment about the attributes of investments such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-1B.
The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. Management does not expect any impact on financial statements regarding this update.
Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. In August 2009, the FASB issued Update No. 2009-05 as an amendment to subtopic 820-10, Fair Value Measurements and Disclosures-Overall to provide guidance on the fair value measurement of liabilities. The amendments in this Update apply to all entities that measure liabilities at fair value within the scope of Topic 820. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, (2) another valuation technique that is consistent with the principles of Topic 820. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements.
The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. This Update was adopted by the Company with no significant impact on financial statements.
ASC 810, Consolidation, (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”)). In June 2009, the FASB issued ASC 810 (SFAS No. 167), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement carries forward the scope of ASC 810 (FIN 46(R)), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in ASC 860, Transfers and Servicing, (previously FASB Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140).
This Statement shall be effective as of January 1, 2010. Earlier application is prohibited. For public enterprises, in periods after initial adoption, comparative disclosures for those disclosures that were not previously required by

ASC 860-10-65, Transfer and Servicing, Transition and Open Effective Date Information, (previously FSP FAS No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities), are required only for periods after the effective date. Comparative information for disclosures previously required by ASC 860-10-65 (FSP FAS No. 140-4 and FIN 46(R)-8) that are also required by this Statement shall be presented. Management will adopt the accounting and disclosure requirements for reporting period beginning January 1, 2010 and is currently evaluating the effect of adopting the guidance.
ASC 860, Transfer and Servicing, (previously SFAS No. 166, Accounting for Transfer of Financial Assets- an amendment of FASB No. 140 (“SFAS No. 166”)). In June 2009, the FASB issued ASC 860 (SFAS No.166) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement amends ASC 860 (previously SFAS No. 166, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 166”)), as follows: a) removes the concept of a qualifying special-purpose entity from ASC 860 (SFAS No. 166) and removes the exception from applying ASC 810 (FIN 46(R)), to variable interest entities that are qualifying special-purpose entities; b) modifies the financial-components approach used in ASC 860 (SFAS No. 166) and limits the circumstances in which a transferor derecognizes a portion or component of a financial asset when the transferor has not transferred the original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the financial asset; c) establishes the following conditions for reporting a transfer of a portion of a financial asset as a sale: (1) the transferred portion and any portion that continues to be held by the transferor must be a participating interest and (2) the transfer of the participating interest must meet the conditions for surrender of control. If the transfer does not meet these conditions, sale accounting can be achieved only by transferring an entire financial asset or group of entire financial assets in a transaction that meets the sale accounting conditions; d) defines a participating interest as a portion of a financial asset that conveys proportionate ownership rights with equal priority to each participating interest holder, involves no recourse to any participating interest holder and does not entitle any participating interest holder to receive cash before any other participating interest holder; e) clarifies that an entity must consider all arrangements made contemporaneously with a transfer even if not entered into at the time of the transfer; f) clarifies the isolation analysis to ensure that the financial asset has been put beyond the reach of the transferor; g) requires that a transferor, in a transfer to an entity whose sole purpose is to engage in securitization determine whether each third-party holder of a beneficial interest has the right to pledge or exchange its beneficial interest; h) clarifies the principle that the transferor must evaluate whether it or its agents effectively control the transferred financial asset directly or indirectly; i) requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of an entire financial asset or a group of financial assets accounted for as a sale; j) removes the special provisions in ASC 860 and ASC 948-310, Financial Services-Mortgage Banking/Receivables, (previously SFAS No. 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities), for guaranteed mortgage securitizations to require them to be treated the same as any other transfer of financial assets within the scope of ASC 860 (SFAS No. 166), as amended by this Statement; k) removes the fair value practicability exception from measuring the proceeds received by a transferor in a transfer that meets the conditions for sale accounting at fair value; and l) requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales.
ASC 860 (SFAS No. 166) will be effective as of January 1, 2010. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. Management will adopt the accounting and disclosure requirements for reporting period beginning January 1, 2010 and is currently evaluating the effect of adopting the guidance.

3. Cash and due from banks
At September 30, 2009 and December 31, 2008, the Company’s cash amounted to $220.7 million and $185.8 million, respectively.
In October 2008, the Federal Reserve Bank announced that it would pay interest on required reserve balances and excess balances beginning with the reserve balance maintenance period that started on October 9, 2008. As of September 30, 2009 and December 31, 2008, the Company maintained as interest-bearing $169.2 million and $126.2 million with the Federal Reserve, respectively. Also, the Company maintained at September 30, 2009 and December 31, 2008, $9.9 million and $16.4 million, respectively, as interest-bearing with the Federal Home Loan Bank.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $126.0 million and $132.6 million as of September 30, 2009 and December 31, 2008, respectively.
4. Securities Held for Trading
The fair values of the Company’s securities held for trading are shown below by category as of September 30, 2009 and December 31, 2008.

SECURITIES HELD FOR TRADING
(In thousands)	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Mortgage-Backed Securities	$722	$731
Variable Rate IOs	48,650	51,709
Fixed Rate IOs	430	470
U.S. Treasury Notes	—	198,680
Derivatives(1)	368	287

Total	$50,170	$251,877

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $535.0 million as of September 30, 2009 and $305.0 million as of December 31, 2008. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of September 30, 2009 and December 31, 2008 weighted-average yield was 11.72% and 5.87%, respectively.
5. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2009 and December 31, 2008.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2009

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

Mortgage-Backed Securities
GNMA
Due within one year	$1	$—	$—	$1	6.72%
Due from one to five years	748	15	6	757	4.37%
Due from five to ten years	417	15	—	432	5.57%
Due over ten years	56,437	1,477	1	57,913	5.35%

FHLMC and FNMA
Due from five to ten years	96,419	3,781	—	100,200	4.64%
Due over ten years	892,620	32,719	—	925,339	5.11%

CMO Government Sponsored Agencies
Due from five to ten years	64,177	700	182	64,695	3.71%
Due over ten years	1,813,569	22,178	4,408	1,831,339	3.49%

Non-Agency CMOs
Due over ten years	443,278	—	167,828	275,450	3.76%

Debt Securities
FHLB Notes
Due within one year	2,057	36	—	2,093	4.16%

FNMA Notes
Due within one year	46,343	142	—	46,485	0.89%

P.R. Housing Bank
Due from five to ten years	3,595	111	—	3,706	4.92%
Due over ten years	3,660	196	—	3,856	5.47%

Other
Due within one year	6,557	97	—	6,654	4.26%
Due from one to five years	47,569	657	—	48,226	5.31%
Due from five to ten years	5,000	262	—	5,262	5.50%
Due over ten years	3,000	—	1,103	1,897	5.80%

	$3,485,447	$62,386	$173,528	$3,374,305	4.01%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2008

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

Mortgage-Backed Securities
GNMA
Due within one year	$50	$1	$—	$51	5.89%
Due from one to five years	875	8	16	867	4.42%
Due from five to ten years	626	12	—	638	5.83%
Due over ten years	63,957	390	354	63,993	5.38%

FHLMC and FNMA
Due from five to ten years	52,381	1,209	—	53,590	4.61%
Due over ten years	975,092	15,844	2,296	988,640	5.25%

CMO Government Sponsored Agencies
Due from five to ten years	2,223	—	—	2,223	7.80%
Due over ten years	1,588,047	2,367	7,900	1,582,514	3.61%

Non-Agency CMOs
Due over ten years	491,877	47	139,845	352,079	6.17%

Debt Securities
FHLB Notes
Due from one to five years	2,060	82	—	2,142	4.16%
Due from five to ten years	63,470	720	—	64,190	5.00%
Due over ten years	80,000	72	—	80,072	5.21%

FNMA Notes
Due within one year	43,518	45	—	43,563	3.19%
Due from one to five years	3,177	113	—	3,290	3.37%
Due over ten years	49,990	91	—	50,081	6.00%

FHLMC Notes
Due over ten years	50,000	—	395	49,605	5.50%

P.R. Housing Bank
Due from five to ten years	3,595	30	9	3,616	4.92%
Due over ten years	3,690	26	—	3,716	5.47%

Other
Due within one year	11,141	174	—	11,315	4.64%
Due from one to five years	64,241	1,727	—	65,968	5.23%
Due over ten years	8,000	48	1,050	6,998	5.61%

	$3,558,010	$23,006	$151,865	$3,429,151	4.62%

6. Investments in an Unrealized Loss Position
The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:
SECURITIES AVAILABLE FOR SALE

	As of September 30, 2009
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses

Mortgage-Backed Securities
GNMA	—	$—	$—	8	$913	$7	8	$913	$7
CMOs Government Sponsored Agencies	7	303,561	4,590	—	—	—	7	303,561	4,590
Non-Agency CMOs	1	2,067	350	11	273,383	167,478	12	275,450	167,828
Debt Securities
Other	—	—	—	1	1,897	1,103	1	1,897	1,103

	8	$305,628	$4,940	20	$276,193	$168,588	28	$581,821	$173,528

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2008
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses

Mortgage-Backed Securities
GNMA	109	$33,200	$370	—	$—	$—	109	$33,200	$370
FNMA/FHLMC	21	387,587	2,296	—	—	—	21	387,587	2,296
CMO Government Sponsored Agencies	18	1,080,204	7,900	—	—	—	18	1,080,204	7,900
Non-Agency CMOs	2	7,154	3,357	9	342,311	136,488	11	349,465	139,845
Debt Securities
FHLMC Notes	1	49,605	395	—	—	—	1	49,605	395
P.R. Housing Bank	1	2,086	9	—	—	—	1	2,086	9
Other	—	—	—	1	1,950	1,050	1	1,950	1,050

	152	$1,559,836	$14,327	10	$344,261	$137,538	162	$1,904,097	$151,865

The securities held by the Company are principally mortgage-backed securities or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio consists primarily of AAA rated debt securities, except for the Non-Agency Collateralized Mortgage Obligations (“CMO”).
The Company adopted ASC 320-10-65, Investments-Debt and Equity Securities/Transition and Open Effective Date Information, (previously FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), effective April 1, 2009. ASC 320-10-65 (FSP FAS No. 115-2 and FAS No. 124-2) requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:
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
As a result of its review of the portfolio as of September 30, 2009, the Company performed a detailed cash flow analysis to assess whether any of the securities were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security and the pull through rate, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.
During the nine month period ended September 30, 2009, it was determined that six securities reflected OTTI, three securities reflected OTTI during the second quarter and three additional securities reflected OTTI during the third quarter. Four of these securities are subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans. The securities characteristics that led to the OTTI conclusion included: the cumulative level and estimated future delinquency levels, the effect of severely delinquent loans on forecasted defaults, the cumulative severity and expected severity in resolving the defaulted loans, the current subordination of the securities and the present value of the forecast cash flows was less than the cost basis of the security. Management estimates that credit losses of $13.0 million had been incurred on these securities with amortized cost of $255.9 million as of September 30, 2009. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.
All other securities collateralized by option ARMs and hybrid ARMs were judged not to be OTTI as of September 30, 2009. During the first nine months of 2009, prices for these securities continue to be under pressure as credit defaults increased across the nation and resulted in increased estimates of defaults on these securities.
Non-Agency CMO’s also include P.R. Non-Agency CMO’s with a market value of $6.7 million that are comprised of subordinate tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounted for these investments under the guidance of ASC 325-40, Investments — Other/Beneficial Interest in Securitized Financial Assets, (previously EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF No. 99-20”)), as amended by  EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20). The remaining two securities that reflected OTTI during the second quarter of 2009 are P.R. Non-Agency CMO’s. Management estimates that credit losses of $1.1 million had been incurred on these securities with amortized cost of $10.7 million as of September 30, 2009. It is possible that future loss assumptions could change and cause future other-than-temporary impairment charges in these securities.

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
The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at September 30, 2009 and 2008:

	As of			Quarter Ended			Nine Month Period Ended
	September 30, 2009			September 30, 2009			September 30, 2009
	Amortized				OTTI			OTTI
	Cost (after	Gross		OTTI	Related to	Total	OTTI	Related to	Total
	credit related	Unrealized	Fair	Related to	Non-Credit	Impairment	Related to	Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Value	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses

OTTI Investments
U.S. Non-Agency CMOs	$255,926	$88,448	$167,478	$7,310	$63,905	$71,215	$12,991	$88,448	$101,439
P.R. Non-Agency CMOs	10,708	3,994	6,714	—	—	—	1,114	3,901	5,015

	$266,634	$92,442	$174,192	$7,310	$63,905	$71,125	$14,105	$92,349	$106,454

	As of			Quarter Ended			Nine Month Period Ended
	September 30, 2008			September 30, 2008			September 30, 2008
	Amortized				OTTI			OTTI
	Cost (after	Gross		OTTI	Related to	Total	OTTI	Related to	Total
	credit related	Unrealized		Related to	Non-Credit	Impairment	Related to	Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Fair Value	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses

OTTI Investments
P.R. Non-Agency CMOs	$2,575	$—	$2,575	$920	$—	$920	$920	$—	$920

	$2,575	$—	$2,575	$920	$—	$920	$920	$—	$920

The following table presents a roll-forward of amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Company for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$7,715	$—	$920	$—
Additions:
Credit losses for which OTTI was not previously recognized	5,216	920	13,995	920
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	2,094	—	110	—

Balance at end of period	$15,025	$920	$15,025	$920

The Company will continue to monitor and analyze the performance of its securities to assess the collectability of principal and interest as of each balance sheet date. As conditions in the housing and mortgage markets continue to change over time, the amount of projected credit losses could also change. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates, and macro-economic factors in the United States and Puerto Rico. Doral Financial’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral.
7. Pledged Assets
At September 30, 2009 and December 31, 2008, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

(In thousands)	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Securities available for sale	$2,774,167	$2,648,132
Securities held for trading	—	198,680
Loans held for sale	148,867	165,929
Loans receivable	2,898,810	2,885,116

Total pledged assets	$5,821,844	$5,897,857

8. Loans Held for Sale
Loans held for sale consist of the following:
LOANS HELD FOR SALE

(In thousands)	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Conventional single family residential loans	$140,292	$154,081
FHA/VA loans	236,455	194,241
Commercial loans to financial institutions	17,533	19,527
Commercial real estate loans	15,910	18,761

Total loans held for sale (1)	$410,190	$386,610

(1)	At both September 30, 2009 and December 31, 2008, the loans held for sale portfolio includes $1.1 million related to interest-only loans.
At September 30, 2009 and December 31, 2008, loans held for sale amounting to $148.9 million and $165.9 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At September 30, 2009 and December 31, 2008, the loans held for sale portfolio includes $216.1 million and $165.6 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

As of September 30, 2009 and December 31, 2008, the Company had a net deferred origination fee on loans held for sale amounting to approximately $0.5 and $0.6 million, respectively
9. Loans Receivable
Loans receivable consist of the following:
LOANS RECEIVABLE, NET

	SEPTEMBER 30, 2009		DECEMBER 31, 2008
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT

Construction loans(1)	$462,419	9%	$506,031	9%
Residential mortgage loans	3,741,248	70%	3,650,222	69%
Commercial — secured by real estate	753,735	14%	757,112	14%
Consumer — other:
Personal loans	28,473	1%	37,844	1%
Auto loans	34	0%	122	0%
Credit cards	23,489	1%	26,034	1%
Overdrawn checking accounts	604	0%	668	0%
Revolving lines of credit	22,844	0%	25,520	1%
Lease financing receivables	16,132	0%	23,158	0%
Commercial non-real estate	177,415	3%	136,210	3%
Loans on savings deposits	3,841	0%	5,240	0%
Land secured	103,653	2%	118,870	2%

Loans receivable, gross(2)	5,333,887	100%	5,287,031	100%

Less:
Discount on loans transferred(3)	(13,313)		(15,735)
Unearned interest	(1,332)		(2,197)
Deferred loan fees/costs, net	(21,441)		(17,386)
Allowance for loan and lease losses	(142,089)		(132,020)

	(178,175)		(167,338)

Loans receivable, net	$5,155,712		$5,119,693

(1)	Includes $289.3 million and $422.6 million of construction loans for residential housing projects as of September 30, 2009 and December 31, 2008, respectively. Also includes $173.1 million and $83.4 million of construction loans for commercial, condominiums and multifamily projects as of September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $370.4 million and $349.5 million of interest-only loans, as of September 30, 2009 and December 31, 2008, respectively.

(3)	Related to $1.4 billion of loans transferred during 2007, from the loans held for sale portfolio to the loans receivable portfolio. As of September 30, 2009 and December 31, 2008, the outstanding balance of these loans transferred was $1.1 billion and $1.2 billion, respectively.
At September 30, 2009 and December 31, 2008, loans receivable amounting to $195.5 million and $199.6 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales and fees when the loan is sold or securitized into a mortgage-backed security. In the case of loans held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with ASC 310-20, Receivables / Nonrefundable Fees and Other Costs, (previously SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). As of September 30, 2009 and December

31, 2008, the Company had a net deferred origination fee on loans receivable amounting to approximately $21.4 million and $17.4 million, respectively.
The Company evaluates impaired loans and the related valuation allowance based on ASC 310-10-35, Receivables-Measurement of Loan Impairment, (previously SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”)). During the third quarter of 2009, the Company conducted certain enhancements and refinements to its provisioning policies and procedures that impacted the provision for the quarter. This review process resulted in a reduction in the scope for measuring impairment on individual loans from substandard commercial and construction loans over $2.0 million to substandard commercial and construction loans over $1.0 million. The lower impairment testing scope threshold increased the combined balance of loans individually measured for impairment by $18.7 million and resulted in the release of reserves of approximately $1.3 million and $1.5 million in the commercial and construction portfolios, respectively.
Commercial and construction loans over $1.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered substandard when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the creditor is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. In assessing the reserves under the discounted cash flows, the Company considers the estimate of future cash flows based on reasonable and supportable assumptions and projections. All available evidence, including estimated costs to sell if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan, is considered in developing those estimates. The likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows.
The following table summarizes the Company’s loans individually reviewed for impairment and the related allowance:

(In thousands)	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Impaired loans with allowance	$251,087	$207,949
Impaired loans without allowance	213,455	120,378

Total impaired loans	$464,542	$328,327

Related allowance	$49,119	$45,099
Average impaired loan portfolio	$399,136	$317,844
The Company discontinued accrual of interest on loans more than 90 days delinquent in repayment of principal or interest, except for the revolving lines of credit and credit cards that are still accruing until 180 days delinquent. As of September 30, 2009 and December 31, 2008, the Company had loans receivable and loans held for sale, including impaired loans, on which the accrual of interest income had been discontinued, totaling approximately $816.7 million and $717.7 million, respectively. As of September 30, 2009 and December 31, 2008, non-performing loans include $385.2 million and $351.5 million, respectively, of residential mortgage loans that were not deemed as impaired loans for each of the corresponding periods. For the quarter and nine month period ended September 30, 2009, the Company would have recognized $6.0 million and $20.6 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
The Company will restructure the debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40, Receivables- Troubled Debt Restructuring by Creditors and ASC 470-60, Debt-Troubled Debt Restructuring by Debtors, (previously SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS No. 15”)). Such restructures are identified as TDRs and accounted for based on the provision of ASC 310-10 (SFAS No. 114). As of September 30, 2009, the Company had restructured $129.3 million, $51.3 million, $1.0 million and $376.2 million of construction, commercial, consumer and residential mortgage loans, respectively, that are considered TDR’s.
As part of its regular collection and loss mitigation activities, as of September 30, 2009, the Company has fully restructured $376.2 million of mortgage loans, $304.7 million of these loans have proven repayment capacity for a sufficient amount of time and therefore, have been returned to accruing status. Restructured mortgage loans totaling $71.5 million are yet to prove repayment capacity and/or are not complying with their modified contractual terms. Accordingly, the loans continue in non-accrual status and are reported as non-performing loans.

Doral Financial records an allowance for all performing loans and for non-performing small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $1.0 million) on a group basis under the provisions of ASC 450-20-25, Contingencies-Loss Contingencies/Recognition, (previously SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”)). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the periods indicated.
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$146,769	$122,099	$132,020	$124,733
Provision for loan and lease losses	4,879	7,209	38,637	22,678
Losses charged to the allowance	(10,388)	(6,320)	(29,805)	(25,165)
Recoveries	829	155	1,237	897

Balance at end of period	$142,089	$123,143	$142,089	$123,143

10. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and 5% or more of the common stockholders controlling for the periods indicated.

(In thousands)	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Balance at beginning of period	$2,579	$5,090
New loans	3,178	58
Repayments	(2,109)	(101)
Loans sold	—	(511)
Loans of former officers	(792)	(1,957)

Balance at end of period (1)	$2,856	$2,579

(1)	At September 30, 2009 and December 31, 2008, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At September 30, 2009 and December 31, 2008, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $2.7 million and $2.4 million, respectively.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the quarters and nine month periods ended September 30, 2009 and 2008 amounted to $0.4 million and $1.2 million, respectively.
For the quarter and nine month period ended September 30, 2009, the Company assumed approximately $55,000 and $0.4 million, compared to $0.2 million and $1.1 million for the corresponding 2008 period, of the professional services expense related to Doral Holdings.

11. Accounts Receivable
The Company’s accounts receivable amounted to $57.4 million and $55.2 million as of September 30, 2009 and December 31, 2008, respectively. Total accounts receivable included $13.2 million and $17.0 million related to claims of loans foreclosed to FHA and VA as of September 30, 2009 and December 31, 2008, respectively. Also, included for both periods $21.7 million related to the Lehman Brothers Transaction described below.
Lehman Brothers Transaction
Doral Financial Corporation and Doral Bank PR (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward To-Be Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in Doral’s total assets and total liabilities of approximately $509.8 million. The termination of the agreements caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that the deadline for final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. The SIPC trustee also announced that it expects to have enough assets to cover customer claims but stated that it could not determine at this point what would be available to pay general creditors. Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. Management evaluated this receivable in accordance with the guidance provided by ASC 450-10 (SFAS No. 5) and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008 and recorded a net receivable of $21.7 million. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
On August 19, 2009, the SIPC trustee issued notices of determination to Doral (i) denying Doral’s claims for treatment as a customer with respect to the cash and/or securities held by LBI under the repurchase financing agreements and forward TBA agreements between Doral and LBI, and (ii) converting Doral’s claim to a general creditor claim. On September 18, 2009, Doral filed its objection in bankruptcy court to this determination by the SIPC trustee, which objection remains pending.
On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims. The motion asserted that “the colorable customer claims will approach – and, depending on how certain disputed issues are resolved, could exceed – the assets available to the SIPC trustee for distribution.” On October 30, 2009, Doral objected to this motion as premature (since as the SIPC trustee noted the process of marshalling assets in the estate is ongoing) and giving the SIPC trustee unwarranted discretion. Doral also re-affirmed its entitlement to customer treatment.
Once a final determination regarding Doral’s objection is issued and once additional information on the SIPC proceeding is obtained (such as, for example, the amount of customer and general creditor claims and the amount of funds that may be available to cover each class of claims), Doral may need to accrue an additional loss with respect to the net LBI receivable of $21.7 million. Such accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
12. Servicing Activities
The Company routinely originates, securitizes and sells mortgage loans into the secondary market. The Company generally retains the servicing rights and, in the past, also retained interest-only strips. Mortgage servicing rights (“MSR”) represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. MSRs entitle Doral Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points, less, in certain cases, any corresponding guarantee fee. In addition, MSRs may entitle Doral Financial, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.

The changes in servicing assets measured using the fair value method for the quarters and nine month periods ended September 30, 2009 and 2008 are shown below:

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$112,869	$145,527	$114,396	$150,238
Sales of servicing asset(1)	—	—	(159)	—
Adjustment to MSR fair value for loans repurchased(2)	—	—	—	(587)
Capitalization of servicing assets	1,790	2,329	5,220	5,304
Change in fair value	2,299	(8,349)	(2,499)	(15,448)

Balance at end of period(3)	$116,958	$139,507	$116,958	$139,507

(1)	Amount represents MSRs sales related to $7.1 million in principal balance of mortgage loans.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $26.7 million in principal balance of mortgage loans serviced for others.

(3)	Outstanding balance of loans serviced for third parties amounted to $8.9 billion and $9.6 billion as of September 30, 2009 and 2008, respectively, which includes $3.1 million and $3.4 million, respectively, of loans being serviced under sub-servicing arrangements.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at September 30, 2009 and 2008 was 6.2 years and 7.9 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended September 30, 2009 and 2008, which were 11.4% for both periods. The Company engages third party specialists to assist with its valuation of the servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate assumptions employed for the valuation of the Company’s servicing assets for the quarter ended September 30, 2009 were higher than in 2008, the constant prepayment rate assumption was 10.2% compared to 9.5% for the corresponding 2008 period.
The following table shows the changes in the Company’s IOs, included in securities held for trading on the balance sheet, for each of the periods shown:

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$47,866	$49,160	$52,179	$51,928
Amortization	(2,682)	(1,456)	(7,002)	(4,195)
Gain on the IO value	3,896	40	3,903	11

Balance at end of period	$49,080	$47,744	$49,080	$47,744

The increase in the valuation of the IO for the quarter and nine month period ended September 30, 2009 resulted from a generalized reduction in rates across all terms of Libor-Swap curve during the third quarter of 2009. The most important drivers for such increase in the value were the short-term and long-term interest rate drops and slower prepayment speed expectation.
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
This methodology resulted in a constant prepayment rate (“CPR”) of 10.3% and 9.0% for the quarters ended September 30, 2009 and 2008, respectively. The change in the CPR between 2009 and 2008 was due mostly to a generalized decrease in market interest rates. However, Puerto Rico prepayment speeds continue to be significantly slower than in the U.S. especially considering the persistence of recessionary conditions.
The Company continues to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. The Company compares the resulting discount rate from its model (blend of LIBOR-Swaps curve and Agency Trust IO Z-spreads) to discount rate levels used by the third party valuation provider in performing valuation of excess servicing portfolios. This methodology resulted in a discount rate for the quarters ended September 30, 2009 and 2008 of 13.0% and 13.3%, respectively.
For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with ASC 325-40 (EITF No. 99-20). Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs that equals the discount rate used in the internal valuation model. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.
The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2009, were as follows:

	Servicing	Interest-
(Dollars in thousands)	Assets	Only Strips

Carrying amount of retained interest	$116,958	$49,080
Weighted-average expected life (in years)	6.2	5.2

Constant prepayment rate (weighted-average annual rate)	10.2%	10.3%
Decrease in fair value due to 10% adverse change	(5,673)	(1,517)
Decrease in fair value due to 20% adverse change	(10,965)	(2,950)

Residual cash flow discount rate (weighted-average annual rate)	11.4%	13.0%
Decrease in fair value due to 10% adverse change	(4,456)	(1,834)
Decrease in fair value due to 20% adverse change	(8,589)	(3,514)
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

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of September 30, 2009, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.
(Dollars in thousands)

Change in Interest	Constant Prepayment	Weighted-Average Expected Life	Change in Fair	Percentage of
Rates (Basis Points)	Rate	(Years)	Value of IOs	Change
+200	6.6%	6.6	$(3,971)	(8.1)%
+100	7.8%	6.1	(1,351)	(2.8)%
+50	8.8%	5.7	(371)	(0.8)%
Base	10.3%	5.2	0	0%
-50	12.1%	4.7	90	0.2%
-100	13.2%	4.5	865	1.8%
-200	14.7%	4.2	3,021	6.2%
13. Servicing Related Matters
At September 30, 2009, escrow funds and custodial accounts included approximately $81.8 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $20.3 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of September 30, 2009.
14. Other Real Estate Owned
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A loss is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties are charged to expense in the period incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest income within the other income caption in the accompanying Consolidated Statements of Income (Loss). Real estate held for sale totaled to $93.1 million and $61.3 million as of September 30, 2009 and December 31, 2008, respectively.
The following table summarizes certain information regarding other real estate held for sale for the periods indicated.

	QUARTER ENDED		NINE MONTH PERIODS
(In thousands)	SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2009	2008	2009	2008
Balance at beginning of period	$83,964	$53,731	$61,340	$38,154
Additions	21,278	9,984	69,940	35,530
Sales	(9,028)	(6,623)	(30,341)	(15,021)
Retirement	—	109	(2,302)	(405)
Lower of cost or market adjustments	(3,069)	382	(5,492)	(675)

Balance at the end of period	$93,145	$57,583	$93,145	$57,583

15. Deposits
The following table summarizes deposit balances:

(In thousands)	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Brokered certificates of deposit	$2,380,237	$2,652,305
Certificates of deposit	472,642	542,074
Regular savings	360,969	338,784
NOW accounts and other transaction accounts	350,223	356,988
Money markets accounts	424,188	276,638

Total interest-bearing	3,988,259	4,166,789
Non interest-bearing deposits	227,055	235,983

Total deposits	$4,215,314	$4,402,772

16. Repurchase Agreements
As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of ASC 860 (SFAS No. 140). Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2009	2008
Non-callable repurchase agreements with a maturities less than or equal to 90 days, at a fixed rate of 3.43% and at various fixed rates averaging 0.78% at September 30, 2009 and December 31, 2008, respectively.	$50,000	$281,447
Non-callable repurchase agreements with maturities ranging from February 2010 to October 2013 (2008 — October 2009 to October 2013), at various fixed rates averaging 3.24% and 3.96% at September 30, 2009 and December 31, 2008, respectively.	1,821,762	1,347,500
Callable repurchase agreements with maturities ranging from March 2010 to February 2014 (2008 — September 2009 to February 2014), at various fixed rates averaging 4.72% and 4.88% at September 30, 2009 and December 31, 2008, respectively, callable at various dates beginning on November 2009 (2008 — January 2009).	228,500	278,500

	$2,100,262	$1,907,447

17. Advances from FHLB
Advances from FHLB consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2009	2008
Non-callable advances with maturities ranging from October 2009 to May 2013 (2008 — February 2009 to May 2013), at various fixed rates averaging 3.47% and 3.77% at September 30, 2009 and December 31, 2008, respectively.	$992,920	$974,400
Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 0.54% and 4.17% at September 30, 2009 and December 31, 2008, respectively.	200,000	200,000
Non-callable advances with maturities ranging from October 2009 to November 2012 (2008 — September 2009 to November 2012), tied to 1-month LIBOR adjustable monthly, at a rate of 0.27% and 0.49% at September 30, 2009 and December 31, 2008, respectively.	135,000	145,000
Callable advances with maturities ranging from June 2010 to March 2012 (2008 — July 2009 to March 2012), at various fixed rates averaging 5.41% and 5.40%, at September 30, 2009 and December 31, 2008, respectively, callable at various dates beginning on October 2009 (2008 — January 2009).	279,000	304,000

	$1,606,920	$1,623,400

At September 30, 2009, the Company had pledged qualified collateral in the form of mortgage and investment securities with a market value of $2.0 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
18. Other short-term borrowings
Other short-term borrowings consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2009	2008
Borrowings with the Federal Home Loan Bank, collateralized by securities at a fixed rate of 0.46%, maturing in January 2009.	$—	$55,000
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.25%, with maturities ranging from October to December 2009.	265,000	—
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 1.39%, maturing in January 2009.	—	10,000
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.60%, maturing in January 2009.	—	138,600
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.42%, maturing in February 2009.	—	148,000

	$265,000	$351,600

Maximum borrowings outstanding at any month end during the nine month period ended September 30, 2009, were $746.0 million. The approximate average daily outstanding balance of short-term borrowings for the nine month period ended September 30, 2009, was $538.2 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 0.27% for the nine month period ended September 30, 2009.

19. Loans Payable
At September 30, 2009 and December 31, 2008, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2009	2008
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 1.99% and 5.00% at September 30, 2009 and December 31, 2008, respectively.	$325,919	$344,257

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.41% and 7.42% at September 30, 2009 and December 31, 2008, respectively.	19,545	22,519

	$345,464	$366,776

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum borrowings outstanding at any month end during the nine month period ended September 30, 2009, were $364.8 million. The approximate average daily outstanding balance of loans payable for the nine month period ended September 30, 2009 was $357.4 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 3.02% during the nine month period ended September 30, 2009.
At September 30, 2009 and December 31, 2008, the Company had $148.9 million and $165.9 million, respectively, of loans held for sale and $195.5 million and $199.6 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.
20. Notes payable
Notes payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2009	2008

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$98,581	$98,459

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	29,769	29,709

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,416	39,374

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,465	29,446

Bonds payable secured by mortgage on building at fixed rates ranging from 6.40% to 6.90%, with maturities ranging from December 2009 to December 2029, paying interest monthly.	39,885	40,335

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly.	7,600	7,600

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, due on December 25, 2013, paying interest and principal monthly.	27,903	31,945

	$272,619	$276,868

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental

Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2009, the outstanding principal balance of the bonds was $47.5 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2009 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
21. Income Taxes
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
The maximum statutory corporate income tax rate in Puerto Rico is 39.00%. On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A, was introduced to the Code to impose a 5% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years commenced after December 31, 2008 and before January 1, 2012. This increases the Company’s income tax rate from 39.00% to 40.95% for tax years from 2009 through 2011.
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

Income Tax Expense
The components of income tax (benefit) expense are summarized below:

	QUARTER ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2009	2008	2009	2008
Current income tax expense (benefit):
Puerto Rico	$36	$349	$(14,896)	$1,042
United States	974	980	2,539	1,811

Total current income tax expense (benefit)	1,010	1,329	(12,357)	2,853
Deferred income tax (benefit) expense:
Puerto Rico	(10,490)	(174)	(9,221)	3,216
United States	2,625	(95)	1,961	162

Total deferred income tax (benefit) expense	(7,865)	(269)	(7,260)	3,378

Total income tax (benefit) expense	$(6,855)	$1,060	$(19,617)	$6,231

The recognition of income tax benefit of $6.9 million for the quarter ended September 30, 2009 is due to the effect of entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009 (please refer to the “Deferred Tax Components” below), net of the amortization of existing deferred tax assets (“DTAs”). Current tax expense of $1.0 million for the quarter ended September 30, 2009 is due to the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized, partially offset by a current tax benefit related to the Company’s U.S. affiliates. The recognition of U.S. deferred tax expense for the quarter and nine month period ended September 30, 2009 is due primarily to a deferred tax liability arising from certain intercompany transactions of the Company’s U.S. affiliates.
The recognition of current income tax benefit for the nine month period ended September 30, 2009 is related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions, partially offset by the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized, net of current tax benefit related to the Company’s U.S. affiliates. The deferred tax benefit is primarily related to the effect of the Company entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009, net of the amortization of existing DTAs.
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
During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that grants the Company a two year moratorium of the amortization of the IO tax asset. This agreement, which resulted in a benefit of $11.2 million for the third quarter of 2009 to the deferred income tax, is effective for the taxable year beginning January 1, 2009, and extends the amortization period two years.
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

The Company evaluates its deferred tax assets in accordance with ASC 740, Income Taxes, (previously SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”)), which states that deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.
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
As of September 30, 2009, two of the Company’s Puerto Rico taxable entities had cumulative losses in earnings before tax. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future, considering the criteria of ASC 740 (SFAS No. 109). Accordingly, as of September 30, 2009 and December 31, 2008, the Company determined that it was more likely than not that $389.5 million and $388.5 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At September 30, 2009, the net deferred tax asset associated with these two companies was $16.3 million, compared to $16.5 million at December 31, 2008. Approximately, $93.6 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The allowance also includes a valuation allowance of $3.7 million related to deferred taxes on unrealized losses on cash flow hedges as of September 30, 2009.
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
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of ASC 740-10 (SFAS No. 109). To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
ASC 740 (previously FIN 48)
As of September 30, 2009 and 2008, the Company had unrecognized tax benefits of $2.9 million and $13.7 million, respectively, and accrued interest of $0.6 million and $4.8 million, respectively. The Company classifies all interest related to tax uncertainties as income tax expense. For the quarter and nine month period ended September 30, 2009, the Company recognized interest of approximately $35,000 and $0.6 million, respectively. For the quarter and nine month period ended September 30, 2008, the Company recognized interest and penalties of approximately $0.3 million and $1.0 million, respectively.
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
During the quarter ended June 30, 2009, the Company released $13.7 million of unrecognized tax benefits and $5.4 million of interest and penalties due to the expiration of the statute of limitations. In addition, the Company accrued $2.9 million for additional unrecognized taxes and $0.6 million for interest on that position. The following presents the beginning and ending amounts of accruals for uncertain income tax positions:

(In thousands)	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Balance at beginning of period	$13,709	$13,709
Additions for tax positions of prior years	2,892	—
Release of contingencies	(13,709)	—

Balance at end of period	$2,892	$13,709

22. Guarantees
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the quarter and nine month period ended September 30, 2009, repurchases amounted to $2.4 million and $13.6 million, respectively, compared to $1.1 million and $7.9 million for the corresponding 2008 periods. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal or interest whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2009 and December 31, 2008, the outstanding principal balance of such delinquent loans was $158.9 million and $177.0 million, respectively. The Company discontinued the practice of selling loans under these arrangements in 2005.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 - 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (1) the lapse of time (normally from four to seven years), (2) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (3) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2009 and December 31, 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.9 billion and $1.1 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.8 billion and $1.0 billion, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements. The Company discontinued the practice of selling loans with recourse obligations in 2005. For the quarter and nine month period ended September 30, 2009, the Company repurchased at fair value $3.8 million and $21.6 million, respectively, pursuant to recourse provisions, compared to $2.9 million and $21.9 million, for the corresponding periods of 2008.

Doral Financial reserves for its exposure to recourse amounted to $9.4 million and $8.8 million and the other credit-enhanced transactions explained above amounted to $9.0 million and $9.7 million as of September 30, 2009 and December 31, 2008, respectively.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	QUARTER ENDED	NINE MONTH PERIOD
(In thousands)	SEPTEMBER 30, 2009	ENDED SEPTEMBER 30, 2009

Balance at beginning of period	$8,755	$8,849
Net charge-offs	(435)	(2,564)
Provision for recourse liability	1,124	3,159

Balance at end of period	$9,444	$9,444

23. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2009	2008

Commitments to extend credit	$102,340	$125,762
Commitments to sell loans	172,185	137,797
Commercial, financial and performance standby letters of credit	25	325

Total	$274,550	$263,884

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under ASC 815-10, Derivatives and Hedging, (previously SFAS No. 133, Accounting for derivatives instruments and hedging activities (“SFAS No. 133”)), during the period between trade and settlement date.
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

24. Commitments and Contingencies
Total minimum rental and operating commitments for leases in effect at September 30, 2009, were as follow:

(In thousands)
2010	$5,925
2011	5,330
2012	4,374
2013	5,891
2014	3,738
2015 and thereafter	21,408

$46,666

Total rent expense for the quarter and nine month period ended September 30, 2009 amounted to approximately $1.6 million and $5.1 million, respectively, compared to $1.8 million and $5.5 million for the corresponding 2008 periods.
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
On August 13, 2009, Mario S. Levis, former Treasurer of Doral, filed an action against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that Mr. Levis has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. The Company intends to vigorously defend this action.
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
25. Stock Option and Other Incentive Plans
On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaced the 2004 Omnibus Incentive Plan.
The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. As of September 30, 2009, employee options had not been granted.
On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vest ratably over a five year period commencing with the grant date.
No options were granted by the Company for the quarter and nine month period ended September 30, 2009. For the quarter and nine month period September 30, 2008, the Company granted 80,000 options at a weighted- average exercise price of $13.70.

The Plan is accounted for following the provision of ASC 718-10, Compensation — Stock Compensation, (previously SFAS No. 123R, Share-Based Payment), as amended. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.
Stock-based compensation recognized was as follows:

	QUARTER ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2009	2008	2009	2008

Stock-based compensation recognized, net	$(27)	$39	$76	$39

Unrecognized at end of period	$268	$540	$268	$540

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.5
Expected volatility	39%
Expected dividend yield	0%
Risk-free interest rate	3.49%
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
As of September 30, 2009, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $268,000 related to stock options granted. That cost is expected to be recognized over a period of 4 years. As of September 30, 2009, the total fair value of shares and restricted stock was $0.4 million. No stock option awards were granted during the nine month period ended September 30, 2009.

26. Earnings Per Share Data
The reconciliation of the numerator and denominator of the basic and diluted earnings per share follows:

	QUARTER ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net Income (Loss):
Net income (loss)	$13,209	$(1,756)	$(24,865)	$(2,412)
Convertible preferred stock dividend(1)(2)	(3,209)	(4,096)	(10,367)	(12,290)
Nonconvertible preferred stock dividend(2)	—	(4,228)	(4,228)	(12,684)
Effect of conversion of preferred stock(3)	—	—	9,369	—

Net income (loss) attributable to common shareholders(4)	$10,000	$(10,080)	$(30,091)	$(27,386)

Weighted-Average Number of Common Shares Outstanding(4)(5)	57,764,002	53,810,110	55,432,220	53,810,110
Net Income (Loss) per Common Share(6)	$0.17	$(0.19)	$(0.54)	$(0.51)

(1)	For the quarter and nine month period ended September 30, 2009, there were 1,081,014 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, compared to 1,380,000 for the corresponding 2008 periods. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

(3)	The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred so the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued and the cash tendered amounted to $23.9 million was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock and cash transferred in exchange for the preferred stock converted, exceeded the fair value of the stock issuable pursuant to the original conversion terms, this excess or inducement amounted to $14.5 million was charged to retained earnings. As a result, both transactions impacted the net income (loss) attributable to common shareholders.

(4)	Weighted-average number of common shares outstanding represents the basic and diluted earnings (loss) per common share, respectively, for each of the periods presented.

(5)	Potential common shares consist of common stock issuable under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share.

(6)	For the quarters and nine month periods ended September 30, 2009 and 2008, net income (loss) per common share represents the basic and diluted earnings (loss) per common share, respectively, for each of the periods presented.
27. Fair Value of Assets and Liabilities
The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, Doral may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, (previously SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)). ASC 820 (SFAS No. 157) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.
The Company adopted ASC 825, Financial Instruments, (previously SFAS No. 159, The Fair Value Option for Financing Assets and Financing Liabilities, (“SFAS No. 159”)), in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
Effective April 1, 2009, the Company adopted ASC 825, Financial Instruments, (previously FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”)). ASC 825 requires the Company to disclose for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by ASC 825 (previously SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”)).
Fair Value Hierarchy
Under ASC 820-10 (SFAS No. 157), the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Determination of Fair Value
Under ASC 820-10 (SFAS No. 157), the Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820-10 (SFAS No. 157).
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
Following is a description of valuation methodologies used for financial instruments recorded at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

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
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of September 30, 2009.
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
For the fair value of loans receivable, not reported at fair value, under ASC 825 (SFAS No. 107), loans are classified by type such as, residential mortgage loans, commercial real estate, commercial non-real estate, leases, land, and consumer loans. The fair value of residential mortgage loans is based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. For all other loans, the fair value is estimated using discounted cash flow analyses, based on LIBOR and with adjustment that the Company believes a market participant would consider in determining fair value for like assets.

Servicing assets and interest-only strips: The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest-only strips. Servicing assets retained in a sale or securitization arises from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since the adoption of ASC 860-50, Transfer and Servicing — Servicing Assets and Liabilities, (previously SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”)) on January 1, 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The Company engages a third party specialist to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For IOs the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. IOs are recorded as securities held for trading. Fair value measurements of servicing assets and IOs use significant unobservable inputs and, accordingly, are classified as Level 3.
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
Cash and due from banks and other interest-earning assets: Valued at the carrying amounts in the Consolidated Statements of Financial Condition. The carrying amounts are reasonable estimates of fair value due to the relatively short period to maturity.
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

	September 30, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$49,802	$—	$—	$49,802	(1)
Securities available for sale	3,374,305	—	2,902,474	471,831
Derivatives(2)	368	—	368	—
Servicing assets	116,958	—	—	116,958

	$3,541,433	$—	$2,902,842	$638,591

Liabilities:
Derivatives(3)	$13,097	$—	$13,097	$—

(1)	Represents interest-only strips, of which variable interest-only strips represent substantially all of the balance. Also, includes derivatives.

(2)	Included as part of securities held for trading in the Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Statement of Financial Condition.

	December 31, 2008
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$251,590	$198,680	$—	$52,910	(1)
Securities available for sale	3,429,151	—	3,038,517	390,634
Derivatives(2)	287	—	287	—
Servicing assets	114,396	—	—	114,396

	$3,795,424	$198,680	$3,038,804	$557,940

Liabilities:
Derivatives(3)	$15,283	$—	$15,283	$—

(1)	Represents interest-only strips, of which variable interest-only strips represent substantially all of the balance. Also, includes derivatives.

(2)	Included as part of securities held for trading in the Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Statement of Financial Condition.

The changes in Level 3 of assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	QUARTER ENDED			NINE MONTH PERIOD ENDED
	SEPTEMBER 30, 2009			SEPTEMBER 30, 2009
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held for	Available	Servicing
(In thousands)	Trading	for Sale	Assets	Trading	for Sale	Assets

Balance at beginning of period	$48,569	$324,264	$112,869	$52,910	$390,634	$114,396
Change in fair value(1)	3,915	10,298	2,299	3,894	(26,869)	(2,499)
Purchases	—	159,865	—	—	159,865	—
Other-than-temporary impairment	—	(7,310)	—	—	(14,105)	—
Principal repayment/amortization of premium and discount	(2,682)	(15,286)	—	(7,002)	(37,694)	—
Capitalization/sales, net	—	—	1,790	—	—	5,061

Balance at end of period	$49,802	$471,831	$116,958	$49,802	$471,831	$116,958

(1)	Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Income (Loss) by category, net gain (loss) on securities held for trading, net gain (loss) on investment securities and servicing income, for each of the periods presented.

	QUARTER ENDED			NINE MONTH PERIOD ENDED
	SEPTEMBER 30, 2008			SEPTEMBER 30, 2008
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held for	Available	Servicing
(In thousands)	Trading	for Sale	Assets	Trading	for Sale	Assets

Balance at beginning of period	$50,701	$20,420	$145,527	$67,992	$6,366	$150,238
Change in fair value(1)	(266)	(934)	(8,349)	(539)	(1,348)	(15,448)
Other-than-temporary impairment	—	(920)	—	—	(920)
Principal repayment/amortization of premium and discount	(1,456)	(160)	—	(4,286)	120	—
Transfer	—	—	—	(14,188)	14,188	—
Capitalization/sales, net	—	—	2,329	—	—	4,717

Balance at end of period	$48,979	$18,406	$139,507	$48,979	$18,406	$139,507

(1)	Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Income (Loss) by category, net gain (loss) on securities held for trading, net gain (loss) on investment securities and servicing income, for each of the periods presented.
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
Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held on the balance sheet at September 30, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3

September 30, 2009

Loans receivable (1)	$109,621	$109,621
Real estate held for sale(2)	28,769	28,769

Total	$138,390	$138,390

December 31, 2008

Loans receivable(1)	$77,966	$77,966

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.
The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

		Loss for the quarters		Loss for the nine month
	Location of Loss Recognized in	ended September 30,		periods ended September 30,
(In thousands)	the Income Statement	2009	2008	2009	2008
	Provision for loan and
Loans receivable(1)	lease losses	$(1,223)	$(5,459)	$(1,578)	$(10,487)

Real estate held for sale(2)	Other expenses	$(2,810)	$—	$(5,567)	$—

(1)	Represents the loss of loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the loss of real estate held for sale for which adjustments are based on the appraised value of the properties.
Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of September 30, 2009 and December 31, 2008, as defined by ASC 825 (SFAS No. 107), is made by the Company following ASC 820 (SFAS No. 157). The carrying amounts in the following disclosure are recorded in the balance sheets under the indicated captions.
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

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$220,690	$220,690	$185,817	$185,817
Other interest-earning assets	—	—	1,700	1,700
Securities held for trading	50,170	50,170	251,877	251,877
Securities available for sale	3,374,305	3,374,305	3,429,151	3,429,151
Loans held for sale(1)	410,190	416,518	386,610	394,051
Loans receivable	5,155,712	5,000,490	5,119,693	5,117,983
Servicing assets	116,958	116,958	114,396	114,396
Financial liabilities:
Deposits	$4,215,314	$4,249,862	$4,402,772	$4,414,621
Securities sold under agreements to repurchase	2,100,262	2,180,114	1,907,447	2,010,465
Advances from FHLB	1,606,920	1,672,754	1,623,400	1,716,386
Other short-term borrowings	265,000	265,071	351,600	351,681
Loans payable	345,464	345,464	366,776	366,776
Notes payable	272,619	228,392	276,868	123,634
Derivatives(2)	13,097	13,097	15,283	15,283

(1)	Includes $216.1 million and $165.6 million for September 30, 2009 and December 31, 2008, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Includes $0.5 million and $0.2 million of derivatives held for trading purposes and $12.6 million and $15.1 million of derivatives held for purposes other than trading, for September 30, 2009 and December 31, 2008, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
28. Derivatives
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
As of September 30, 2009 and December 31, 2008, the Company had the following derivative financial instruments outstanding:

	September 30, 2009			December 31, 2008
		Fair Value			Fair Value
	Notional			Notional
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability

Cash Flow Hedges:
Interest rate swaps	$335,000	$—	$(12,596)	$345,000	$—	$(15,096)
Other Derivatives (non hedges):
Interest rate caps	270,000	368	—	270,000	287	—
Forward contracts	265,000	—	(501)	35,000	—	(187)

Total	$870,000	$368	$(13,097)	$650,000	$287	$(15,283)

Cash Flow Hedges
As of September 30, 2009 and December 31, 2008, the Company had $335.0 and $345.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between October 2009 and November 2012 and September 2009 to November 2012, respectively. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarter and nine month period ended September 30, 2009 no ineffectiveness was recognized. For the quarter ended September 30, 2008 no ineffectiveness was recognized. For the nine month period ended September 30, 2008, the Company recognized $103,000 of ineffectiveness for the interest rate swaps designated as cash flow hedges. As of September 30, 2009 and 2008, accumulated other comprehensive loss included unrealized losses on cash flow hedges of $9.4 million and $0.2 million, respectively, which the Company expects to reclassify approximately $8.7 million and $0.7 million, respectively, against earnings during the next twelve months.
Doral Financial’s interest rate swaps had weighted average receive rates of 0.43% and 2.63% and weighted average pay rates of 3.61% and 3.63% at September 30, 2009 and December 31, 2008, respectively.
The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended September 30, 2009 and 2008.

Loss Reclassified
	Location of				from Accumulated
	Loss Reclassified			Accumulated Other	Other Comprehensive
	from Accumulated			Comprehensive	Loss to Income for
	Other Comprehensive	Notional	Fair	Income for the	the
(In thousands)	Loss to Income	Amount	Value	Quarter Ended	Quarter Ended
Cash flow Hedges

September 30, 2009

Interest rate swaps	Interest expense —
	Advances from FHLB	$335,000	$(12,596)	$654	$(2,491)

September 30, 2008

Interest rate swaps	Interest expense —
	Advances from FHLB	$380,000	$(2,277)	$662	$(1,043)

The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the nine month periods ended September 30, 2009 and 2008.

Loss Reclassified
	Location of				from Accumulated
	Loss Reclassified			Accumulated Other	Other Comprehensive
	from Accumulated			Comprehensive	Loss to Income for
	Other Comprehensive	Notional	Fair	Income for the Nine	the Nine Month
(In thousands)	Loss to Income	Amount	Value	Month Period Ended	Period Ended
Cash flow Hedges

September 30, 2009

Interest rate swaps	Interest expense —
	Advances from FHLB	$335,000	$(12,596)	$4,247	$(6,195)

September 30, 2008

Interest rate swaps	Interest expense —
	Advances from FHLB	$380,000	$(2,277)	$418	$(2,286)

Trading and Non-Hedging Activities
The following table summarizes the total derivatives positions at September 30, 2009 and 2008, respectively, and their different designations. Also, includes net gains (losses) on derivative positions for the periods indicated.

	Location of
	Gain (Loss)
	Recognized in the	September 30, 2009
	Consolidated				Net Gain for the
	Statement of Income	Notional	Fair	Net (Loss) Gain for	Nine Month Period
(In thousands)	(Loss)	Amount	Value	the Quarter Ended	Ended

Derivatives not designated as cash flow hedges:

Interest rate caps	Net gain (loss) on
	securities held for
	trading	$270,000	$368	$(117)	$81
Forward contracts	Net gain (loss) on
	securities held for
	trading	265,000	(501)	2,031	764

		$535,000	$(133)	$1,914	$845

	Location of
	Gain (Loss)
	Recognized in the	September 30, 2008
	Consolidated				Net (Loss) Gain for
	Statement of Income	Notional	Fair	Net Gain (Loss) for	the Nine Month
(In thousands)	(Loss)	Amount	Value	the Quarter Ended	Period Ended

Derivatives not designated as cash flow hedges:

Interest rate swaps	Net gain (loss) on
	securities held for
	trading	$—	$—	$81	$(76)
Interest rate caps	Net gain (loss) on
	securities held for
	trading	270,000	1,770	(475)	289
Forward contracts	Net gain (loss) on
	securities held for
	trading	45,000	231	(293)	(1,099)

		$315,000	$2,001	$(687)	$(886)

Doral Financial held $535.0 million and $315.0 million in notional value of derivatives not designated as cash flow hedges at September 30, 2009 and 2008, respectively. At December 31, 2008, the notional value of derivatives not designated as cash flows hedges was $305.0 million.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of September 30, 2009 and 2008 and December 31, 2008, the Company had outstanding interest rate caps with a notional amount of $270.0 million.
The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line. During the second quarter of 2009, the Company entered into an additional forward contract to create an economic hedge on its MSR. The notional amount of this additional forward contract as of September 30, 2009 was $225.0 million. As of September 30, 2009 and 2008, the Company had forwards hedging its warehousing line with a notional amount of $40.0 million and $45.0 million, respectively. As of December 31, 2008, the Company had forwards hedging its warehousing line with a notional amount of $35.0 million. For the quarter and nine month period ended September 30, 2009, the Company recorded gains of $2.0 million and $0.8 million, respectively, in forward contracts which included gains of $3.4 million and $3.1 million, respectively, related to the economic hedge on the MSR. For the quarter and nine month period ended September 30, 2008, the Company recorded losses of $0.3 million and $1.1 million, respectively, in forward contracts.
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
All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at September 30, 2009 and December 31, 2008 was not considered material.
29. Segment Information
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
During 2006, the Company reduced the operations of Doral Securities and sold substantially all of Doral Securities’ investment securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company.
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

(In thousands)

	Mortgage		Institutional	Insurance	Intersegment
Quarter Ended September 30, 2009	Banking	Banking	Securities	Agency	Eliminations(1)	Totals

Net interest income	$3,713	$39,046	$—	$—	$850	$43,609
(Recovery) provision for loan and lease losses	(1,188)	6,067	—	—	—	4,879
Non-interest income	10,778	17,547	—	2,381	(3,818)	26,888
Income before income taxes	5,487	169	—	1,693	(995)	6,354
Net income (loss)	14,624	(3,467)	—	3,047	(995)	13,209
Identifiable assets	1,666,658	9,137,468	1,659	20,273	(802,382)	10,023,676

	Mortgage		Institutional	Insurance	Intersegment
Quarter Ended September 30, 2008	Banking	Banking	Securities	Agency	Eliminations(1)	Totals

Net interest income	$4,080	$42,458	$—	$—	$502	$47,040
Provision for loan and lease losses	789	6,420	—	—	—	7,209
Non-interest income	7,824	7,746	—	3,139	(6,788)	11,921
Income (loss) before income taxes	1,950	(1,255)	(53)	2,638	(3,976)	(696)
Net income (loss)	2,475	(1,831)	(33)	1,609	(3,976)	(1,756)
Identifiable assets	1,908,707	8,817,671	2,081	25,984	(764,535)	9,989,908

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.
(In thousands)

Nine Month Period Ended	Mortgage		Institutional	Insurance	Intersegment
September 30, 2009	Banking	Banking	Securities	Agency	Eliminations(1)	Totals

Net interest income	$11,904	$107,109	$—	$—	$2,756	$121,769
(Recovery) provision for loan and lease losses	(3,584)	42,221	—	—	—	38,637
Non-interest income	34,962	30,434	—	7,369	(25,163)	47,602
Income (loss) before income taxes	9,397	(42,572)	—	5,588	(16,895)	(44,482)
Net income (loss)	31,729	(45,105)	—	5,651	(17,140)	(24,865)
Identifiable assets	1,666,658	9,137,468	1,659	20,273	(802,382)	10,023,676

Nine Month Period Ended	Mortgage		Institutional	Insurance	Intersegment
September 30, 2008	Banking	Banking	Securities	Agency	Eliminations(1)	Totals

Net interest income	$13,857	$119,811	$—	$—	$1,271	$134,939
Provision for loan and lease losses	2,430	20,248	—	—	—	22,678
Non-interest income	22,901	42,053	144	9,688	(20,591)	54,195
(Loss) income before income taxes	(4,424)	13,444	(56)	7,615	(12,760)	3,819
Net income (loss)	4,273	1,477	(47)	4,645	(12,760)	(2,412)
Identifiable assets	1,908,707	8,817,671	2,081	25,984	(764,535)	9,989,908

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.
(In thousands)

Quarter Ended September 30, 2009	Puerto Rico	Mainland U.S.	Eliminations	Totals

Net interest income	$41,081	$2,402	$126	$43,609
Provision for loan and lease losses	4,493	386	—	4,879
Non-interest income	26,593	449	(154)	26,888
Income (loss) before income taxes	6,823	(470)	1	6,354
Net income (loss)	15,286	(2,078)	1	13,209
Identifiable assets	9,927,588	360,916	(264,828)	10,023,676

Quarter Ended September 30, 2008	Puerto Rico	Mainland U.S.	Eliminations	Totals

Net interest income	$43,988	$3,014	$38	$47,040
Provision for loan and lease losses	6,938	271	—	7,209
Non-interest income	11,478	532	(89)	11,921
(Loss) income before income taxes	(2,558)	1,861	1	(696)
Net (loss) income	(2,734)	977	1	(1,756)
Identifiable assets	9,920,667	238,566	(169,325)	9,989,908
(In thousands)

Nine Month Period Ended
September 30, 2009	Puerto Rico	Mainland U.S.	Eliminations	Totals

Net interest income	$113,238	$8,200	$331	$121,769
Provision for loan and lease losses	38,049	588	—	38,637
Non-interest income	46,684	1,332	(414)	47,602
(Loss) income before income taxes	(47,366)	2,884	—	(44,482)
Net (loss) income	(24,996)	376	(245)	(24,865)
Identifiable assets	9,927,588	360,916	(264,828)	10,023,676

Nine Month Period Ended
September 30, 2008	Puerto Rico	Mainland U.S.	Eliminations	Totals

Net interest income	$128,587	$6,214	$138	$134,939
Provision for loan and lease losses	21,990	688	—	22,678
Non-interest income	52,531	1,958	(294)	54,195
Income before income taxes	237	3,570	12	3,819
Net (loss) income	(4,022)	1,598	12	(2,412)
Identifiable assets	9,920,667	238,566	(169,325)	9,989,908
30. Subsequent Events
The Company has performed an evaluation of subsequent events, through November 5, 2009 which is the date the financial statements were issued.
Preferred stock conversion. The Company’s Board of Directors approved an offering to exchange a stated amount of its newly issued common stock in exchange of a limited number of the Company’s 4.75% Perpetual Cumulative Convertible Preferred Stock in August 12, 2009. The offer to exchange commenced on October 20, 2009 and expires on November 20, 2009.

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
Forward-looking statements are, by their nature, subject to risks and uncertainties. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:
•	the continued recessionary conditions of the Puerto Rico and the United States economies and the continued weakness in the performance of the United States capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which may lead to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment of such assets under generally accepted accounting principles in the United States of America (“GAAP”);

•	our ability to derive sufficient income to realize the benefit of the deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	our ability to collect payment of a receivable from Lehman Brothers, Inc. (“LBI”), which results from the excess of the value of securities owned by Doral Financial that were held by LBI above the amounts owed by Doral Financial under certain terminated repurchase agreements and forward agreement;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States as a result of, among other things, recent legislative and regulatory proposals made by the federal government;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2008 Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC; and

•	the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, as updated from time to time in the Company’s future reports filed with the SEC.

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
OVERVIEW OF RESULTS OF OPERATIONS
Net income for the quarter ended September 30, 2009 totaled $13.2 million, compared to a net loss of $1.8 million for the comparable 2008 period. Doral Financial’s performance for the third quarter of 2009, compared to the corresponding 2008 quarter, resulted from (i) a $15.0 million increase in non-interest income due principally to a positive change in the fair value of the Company’s mortgage servicing assets, gains from the sale of investment securities, an increase in the interest-only strips (“IOs”) value, partially offset by other-than-temporary impairment (“OTTI”) charges related to the investment portfolio; (ii) an increase of $6.8 million in non-interest expenses primarily related to a significant increment in the FDIC insurance expenses and an increase in OREO expenses related to appraisals adjustments made during the quarter; and (iii) by the recognition of an income tax benefit of $6.9 million, compared to an income tax expense of $1.1 million for the corresponding 2008 period, partially offset by (iv) a $3.4 million decrease in net interest income driven by a compression of net interest margin, a significant reduction of investment securities and an increase in non-performing loans resulting from a deteriorating economic environment.
The significant events affecting the Company’s financial results for the quarter ended September 30, 2009 included the following:
•	Net income attributable to common shareholders for the third quarter of 2009 of $10.0 million, resulted in a diluted earnings per share of $0.17, compared to a net loss attributable to common shareholders for the corresponding 2008 period of $10.1 million, or a diluted loss per share of $0.19, resulting in a $0.36 improvement in the quarterly earnings per share.

•	Net interest income for the third quarter of 2009 was $43.6 million, compared to $47.0 million for the corresponding period in 2008. The decrease of $3.4 million in net interest income for 2009, compared to 2008, resulted from a reduction in interest income of $19.4 million, partially offset by a reduction in interest expense of $16.0 million. The reduction in interest income resulted from (i) a 0.67% reduction in yield on assets reflecting the lower market interest rate environment and a higher level of non-performing loans; and (ii) a $290.2 million decrease in average interest-earning assets, particularly the investment securities average balance which decreased by $941.0 million primarily driven by $1.4 billion of securities sold during the second and third quarters of 2009, offset by growth in mortgage backed securities and other interest-earning assets. The decrease in interest expense resulted from a 0.69% decrease in the rate payable on liabilities primarily reflected in lower costs of deposits and certain loans payable combined with slight decline in average interest-bearing liabilities. Average interest-earning assets decreased from $9.6 billion for the third quarter of 2008 to $9.3 billion for the corresponding 2009 period, while the average interest-bearing liabilities decreased from $8.5 billion to $8.3 billion, respectively. The reduction in leverage, combined with a decline in interest expense, resulted in a contraction of net interest margin from 1.96% in the third quarter of 2008 to 1.87% in the corresponding 2009 period.

•	Doral Financial’s provision for loan and lease losses for the quarter ended September 30, 2009 amounted to $4.9 million, compared to $7.2 million for the corresponding 2008 period. The $2.3 million decrease in the provision was driven by decreases in the provisions for the commercial and construction (including land) portfolios of $2.0 million and $4.7 million, respectively, partially offset by increases in the provisions for the mortgage and consumer loan portfolios of $3.2 million and $1.0 million, respectively. Third quarter results were impacted by the effects of continuing deterioration of Puerto Rico economy on the residential real estate market, causing lower home absorption rates on new construction, increased defaults on existing mortgages and weakening economic situation of existing borrowers.
•	Non-interest income for the third quarter of 2009 was $26.9 million, compared to $11.9 million for the corresponding period in 2008. The increase in non-interest income of $15.0 million for the third quarter of 2009, compared to the same period in 2008, resulted from (i) an increase of $11.3 million in servicing income from a positive change in the fair value of the Company’s mortgage servicing assets; (ii) a net gain on the sale of investment securities of $1.0 million; (iii) an increase in the gain on securities held for trading primarily driven by a gain of $3.9 million on the IO value; (iv) an increase in other income of $1.5 million related to a gain of $2.0 million from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement; partially offset (v) by an increase of $6.4 million in other-than-temporary impairment losses realized on investment securities.

•	Non-interest expense for the third quarter of 2009 was $59.3 million, compared to $52.4 million for the corresponding period in 2008. Non-interest expense for the third quarter of 2009 were impacted by decreases in operating expenses for compensation and benefits, advertising, occupancy and depreciation and amortization expenses, offset by increases of (i) $1.4 million in professional expenses; (ii) $4.4 million in the FDIC insurance expense; (iii) an increase of $3.6 million in OREO losses and other related expenses driven by appraisals adjustments during the quarter; and (iv) an increase of $3.7 million in other expenses primarily related to an increase of $3.5 million in the provision for recourse driven by continued deterioration of the portfolio.

•	An income tax benefit of $6.9 million for the third quarter of 2009 related to the effect on deferred tax assets of certain tax agreements.

•	The Company reported other comprehensive income of $36.2 million for the third quarter of 2009 compared to other comprehensive loss of $62.3 million for the corresponding 2008 period. The Company’s other comprehensive income for the third quarter of 2009 resulted principally from the increase in value of securities in its available for sale investment portfolio. As of September 30, 2009, the Company’s accumulated other comprehensive loss (net of income tax benefit) totaled $103.9 million, compared to $123.2 million as of December 31, 2008.

•	Doral Financial’s loan production for the third quarter of 2009 was $248.5 million, compared to $318.3 million for the comparable 2008 period, a decrease of approximately 22%. The decrease in Doral Financial’s loan production for the third quarter of 2009 resulted from significant decreases in residential mortgage and construction lending activity levels in Puerto Rico. The decrease in Doral Financial’s originated loans is due to a number of factors including deteriorating economic conditions, competition from other financial institutions, changes in laws and regulations and the general economic conditions in Puerto Rico.

•	Total assets as of September 30, 2009 amounted to $10.0 billion compared to $10.1 billion as of December 31, 2008. A decrease of $248.2 million in the Company’s investment securities portfolio was partially offset by increases in loans of $69.7 million and cash and due from banks of $33.2 million. Total liabilities were $9.1 billion at September 30, 2009, compared to $9.2 billion at December 31, 2008. Total liabilities declined due to decreases of $272.1 million in brokered deposits and $86.6 million in other short-term borrowings, partially offset by an increase of $192.8 million in securities sold under agreements to repurchase.

•	Non-performing assets as of September 30, 2009 were $909.9 million, an increase of $130.7 million since December 31, 2008. Non-performing loans (which are included in non-performing assets) as of September 30, 2009 were $816.7 million, an increase of $99.0 million since December 31, 2008. The increment in non-performing assets resulted from increases in the construction and residential mortgage portfolio as a direct consequence of the depressed housing market and overall macroeconomic trends in Puerto Rico. The increase in non-performing assets occurred principally during the first quarter of 2009. Non-performing assets as of September 30, 2009 increased only by $20.1 million when compared to June 30, 2009.
The following table sets forth certain selected financial data as of the dates indicated and for the periods indicated. This information should be read in conjunction with the Company’s financial statements and the related notes thereto.
TABLE A
SELECTED FINANCIAL DATA

			NINE MONTH
	QUARTER ENDED		PERIODS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Selected Income Statement Data:
Interest income	$113,403	$132,816	$344,475	$396,570
Interest expense	69,794	85,776	222,706	261,631

Net interest income	43,609	47,040	121,769	134,939
Provision for loan and lease losses	4,879	7,209	38,637	22,678

Net interest income after provision for loan and lease losses	38,730	39,831	83,132	112,261
Total non-interest income	26,888	11,921	47,602	54,195
Non-interest expenses	59,264	52,448	175,216	162,637

Income (loss) before income taxes	6,354	(696)	(44,482)	3,819
Income tax (benefit) expense (1)	(6,855)	1,060	(19,617)	6,231

Net income (loss)	$13,209	$(1,756)	$(24,865)	$(2,412)

Net income (loss) attributable to common shareholders	$10,000	$(10,080)	$(30,091)	$(27,386)

Net income (loss) per common share(2)	$0.17	$(0.19)	$(0.54)	$(0.51)

Cash Dividends Accrued, Preferred Stock	$3,209	$8,324	$14,595	$24,974
Book Value Per Common Share	$7.14	$10.85	$7.14	$10.85
Weighted — Average Common Shares Outstanding	57,764,002	53,810,110	55,432,220	53,810,110
Common shares outstanding at end of period	57,764,002	53,810,110	57,764,002	53,810,110

Selected Balance Sheet Data at Period End:
Total investment securities	$3,550,760	$3,211,712	$3,550,760	$3,211,712
Total loans, net(3)	5,565,902	5,511,253	5,565,902	5,511,253
Servicing assets, net	116,958	139,507	116,958	139,507
Total assets	10,023,676	9,989,908	10,023,676	9,989,908
Deposit accounts	4,215,314	4,301,797	4,215,314	4,301,797
Total borrowings	4,590,265	4,251,164	4,590,265	4,251,164
Total liabilities	9,143,556	8,832,806	9,143,556	8,832,806
Preferred stock	467,641	573,250	467,641	573,250
Common stock	578	538	578	538
Stockholders’ equity	880,120	1,157,102	880,120	1,157,102
Selected Average Balance Sheet Data for Period End:
Total interest-earning assets	9,266,490	9,556,734	9,447,210	9,339,746
Total assets	9,773,663	10,292,749	9,958,474	10,107,742
Total interest-bearing liabilities	8,325,996	8,494,528	8,469,155	8,243,007
Preferred equity	467,641	573,250	529,923	573,250
Total stockholders’ equity	801,845	1,163,132	821,607	1,218,612
Operating Data:
Loan production	$248,529	$318,251	$782,807	$1,073,634
Loan servicing portfolio(4)	8,917,697	9,567,985	8,917,697	9,567,985
Selected Financial Ratios(5)
Performance:
Net interest margin	1.87%	1.96%	1.72%	1.93%
Return on average assets	0.54%	(0.07)%	(0.33)%	(0.03)%
Return on average common equity(5) (6)	11.87%	(6.80)%	(13.79)%	(5.67)%
Capital:
Leverage ratio	8.46%	9.92%	8.46%	9.92%
Tier 1 risk-based capital ratio	13.53%	16.52%	13.53%	16.52%
Total risk-based capital ratio	15.34%	17.93%	15.34%	17.93%
Asset quality:
Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	16.72%	13.50%	16.72%	13.50%
Total NPAs of Doral Financial as a percentage of consolidated total assets	9.08%	7.34%	9.08%	7.34%
Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.68%	2.34%	2.68%	2.34%
Provision for loan losses to net charge-offs	51.04%	116.93%	135.25%	93.45%
Net charge-offs on an annualized basis to average loans receivable outstanding	0.72%	0.47%	0.73%	0.94%
Allowance for loan and lease losses to net charge-offs on an annualized basis	374.68%	496.63%	372.01%	252.33%
Other ratios:
Average common equity to average assets	3.42%	5.73%	2.93%	6.38%
Tier 1 common equity to risk-weighted assets	6.45%	7.07%	6.45%	7.07%

(1)	See Note 21 of the consolidated financial statements for an explanation of the computation of income tax benefit.

(2)	For the quarters and nine month periods ended September 30, 2009 and 2008, net income (loss) per common share represents the basic and diluted earnings (loss) per common share, respectively, for each of the periods presented.

(3)	Includes loans held for sale.

(4)	Represents the total portfolio of loans serviced for third parties. Excludes $4.4 billion and $3.9 billion of mortgage loans owned by Doral Financial at September 30, 2009 and 2008, respectively.

(5)	Average balances are computed on a daily basis.

(6)	Includes $9.4 million of effect of conversion of preferred stock.
SUBSEQUENT EVENTS
For a description of subsequent events, please refer to Note 30 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of September 30, 2009. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, please refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
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
Net interest income for the quarter ended September 30, 2009 totaled $43.6 million, compared to $47.0 million for the corresponding 2008 period, a decrease of $3.4 million, or 7%. The decrease in net interest income for third quarter of 2009, compared to the corresponding period in 2008, resulted from a reduction in interest income of $19.4 million, partially offset by a reduction in interest expense of $16.0 million. The reduction in interest income was principally related to (i) a reduction of $8.4 million in interest income of loans primarily related to the lower interest rate environment and an increase in delinquencies in the Company’s loan portfolio; and (ii) a decrease of $11.1 million in interest income on investment securities associated with a $290.2 million reduction in the average balance of interest-earning assets, principally the result of a $941.0 million decline in the average balance of investment securities as a result of a reduction of $0.5 billion associated to the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with LBI and $1.4 billion security sales in the second and third quarters of 2009, offset in part by security purchases and limited residential mortgage loan growth.
The decrease in interest income was partially offset by a decrease in interest expense. Interest expense for the quarter ended September 30, 2009 decreased by $16.0 million, or 19%, compared to the corresponding 2008 period. The decrease in interest expense was driven by (i) a reduction of $7.6 million in interest expense of deposits driven by a decline in brokered deposits and the general decline in interest rates; and (ii) reductions of $4.3 million in the interest expense on securities sold under agreement to repurchase, $2.2 million in interest expense on advances from FHLB and $2.0 million in interest expense on loans payable associated to a general decline in interest rates and lower borrowing costs under lines of credit with the Federal Home Loan Bank and an auction of term funds to depository institutions granted by the Federal Reserve under the Term Auction Facility (“TAF”).
Average interest-earning assets decreased from $9.6 billion for the third quarter of 2008 to $9.3 billion for the corresponding 2009 period, while the average interest-bearing liabilities decreased from $8.5 billion to $8.3 billion, respectively. The reduction in leverage, combined with a decline in net interest income, resulted in a contraction of the net interest margin from 1.96% in the third quarter of 2008 to 1.87% in the corresponding 2009 period.
Net interest income for the nine month period ended September 30, 2009 totaled $121.8 million, compared to $134.9 million for the corresponding 2008 period, a decrease of $13.2 million, or 10%. The decrease in net interest income for the nine month period ended September 30, 2009, compared to the corresponding 2008 period, resulted from a reduction in interest income of $52.1 million, partially offset by a reduction in interest expense of $38.9 million. The reduction in interest income was principally related to (i) a reduction of $16.9 million in interest income on loans primarily related to the increase in delinquencies in the Company’s loan portfolio between periods of $99.0 million; (ii) a decrease of $32.1 million in interest income on investment securities associated with a reduction of $806.3 million in the average balance of investment securities as a result of a reduction of $0.5 billion from the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with LBI, partially offset by an increase of $7.3 million in interest income on mortgage backed securities as a result of an increase in the average balance of these securities of $1.0 billion; and (iii) a decrease of $9.5 million in the interest income on other interest-earning assets resulting from a decrease of $209.2 million in the average balance of other interest-earning assets resulting from the sale of these instruments to finance the purchase of securities associated with the Company’s plan to replace certain earning assets (“Asset Replacement Program”).
The decrease in interest income was partially offset by a decrease in interest expense. Interest expense for the nine month period ended September 30, 2009 decreased by $38.9 million, or 15%, compared to the corresponding 2008 period. The decrease in interest expense was driven by (i) a reduction of $18.4 million in interest expense on deposits related to the strategic repositioning of the Company’s deposits products, resulting in the decline in brokered deposits, and the general decline in interest rates; and (ii) reductions of $10.0 million in the interest expense on securities sold under agreement to repurchase, $5.0 million in interest expense on advances from FHLB and $6.3 million in interest expense on loans payable associated with the general decline in interest rates and lower borrowing costs under lines of credit with the Federal Home Loan Bank and an auction of term funds to depository institutions granted by the Federal Reserve under TAF.
Average interest-earning assets increased from $9.3 billion for the nine month period ended September 30, 2008 to $9.4 billion for the corresponding 2009 period, while the average interest-bearing liabilities increased from $8.2 billion to $8.5 billion, respectively. The decrease in leverage, combined with a decrease in net interest income, resulted in a contraction of the net interest margin from 1.93% for the nine month period ended September 30, 2008 to 1.72% for the corresponding 2009 period.
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

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

	QUARTER ENDED SEPTEMBER 30,
	2009			2008
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
(Dollars in thousands)	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,671,294	$78,653	5.50%	$5,633,559	$87,055	6.15%
Mortgage-backed securities	2,972,288	30,026	4.01%	2,432,288	28,336	4.63%
Interest-only strips (“IOs”)	44,608	1,347	11.98%	48,203	1,975	16.30%
Investment securities	199,893	1,580	3.14%	1,140,883	12,723	4.44%
Other interest-earning assets	378,407	1,797	1.88%	301,801	2,727	3.59%

Total interest-earning assets/interest income	9,266,490	$113,403	4.86%	9,556,734	$132,816	5.53%

Total non-interest-earning assets	507,173			736,015

Total assets	$9,773,663			$10,292,749

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,946,111	$28,615	2.88%	$3,880,171	$36,197	3.71%
Repurchase agreements	1,840,621	17,770	3.83%	2,227,336	22,097	3.95%
Advances from FHLB	1,557,503	15,778	4.02%	1,730,815	17,934	4.12%
Other short-term borrowings	358,348	227	0.25%	—	—	—
Loans payable	350,012	2,226	2.52%	376,993	4,263	4.50%
Notes payable	273,401	5,178	7.51%	279,213	5,285	7.53%

Total interest-bearing liabilities/interest expense	8,325,996	$69,794	3.33%	8,494,528	$85,776	4.02%

Total non-interest-bearing liabilities	645,822			635,089

Total liabilities	8,971,818			9,129,617
Stockholders’ equity	801,845			1,163,132

Total liabilities and stockholders’ equity	$9,773,663			$10,292,749

Net interest-earning assets	$940,494			$1,062,206

Net interest income on a non-taxable equivalent basis		$43,609			$47,040

Interest rate spread(3)			1.53%			1.51%
Interest rate margin(4)			1.87%			1.96%
Net interest-earning assets ratio(5)			111.30%			112.50%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.3 million and $0.3 million for the third quarter of 2009 and 2008, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average yield on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

TABLE C
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

	NINE MONTH PERIODS ENDED SEPTEMBER 30,
	2009			2008
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
(Dollars in thousands)	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,644,597	$241,486	5.72%	$5,545,650	$258,347	6.22%
Mortgage-backed securities	3,025,735	84,663	3.74%	2,006,439	77,374	5.15%
Interest-only strips	54,706	4,550	11.12%	49,930	5,405	14.46%
Investment securities	357,558	9,252	3.46%	1,163,894	41,401	4.75%
Other interest-earning assets	364,614	4,524	1.66%	573,833	14,043	3.27%

Total interest-earning assets/interest income	9,447,210	$344,475	4.88%	9,339,746	$396,570	5.67%

Total non-interest-earning assets	511,264			767,996

Total assets	$9,958,474			$10,107,742

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,900,065	$97,694	3.35%	$3,929,883	$116,113	3.95%
Repurchase agreements	1,810,589	52,483	3.88%	1,982,643	62,501	4.21%
Advances from FHLB	1,588,021	47,780	4.02%	1,666,818	52,741	4.23%
Other short-term borrowings	538,182	1,069	0.27%	—	—	—
Loans payable	357,389	8,073	3.02%	384,151	14,340	4.99%
Notes payable	274,909	15,607	7.59%	279,512	15,936	7.62%

Total interest-bearing liabilities/interest expense	8,469,155	$222,706	3.52%	8,243,007	$261,631	4.24%

Total non-interest-bearing liabilities	667,712			646,123

Total liabilities	9,136,867			8,889,130
Stockholders’ equity	821,607			1,218,612

Total liabilities and stockholders’ equity	$9,958,474			$10,107,742

Net interest-earning assets	$978,055			$1,096,739

Net interest income on a non-taxable equivalent basis		$121,769			$134,939

Interest rate spread(3)			1.36%			1.43%
Interest rate margin(4)			1.72%			1.93%
Net interest-earning assets ratio(5)			111.55%			113.31%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.9 million and $1.0 million for the nine month period ended September 30, 2009 and 2008, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average yield on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.
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

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS

	QUARTER ENDED
	SEPTEMBER 30,
	2009 COMPARED TO 2008
	INCREASE (DECREASE) DUE TO:
(In thousands)	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE
Total loans	$3,864	$(12,266)	$(8,402)
Mortgage-backed securities	19,867	(18,177)	1,690
Interest-only strips	(138)	(490)	(628)
Investment securities	(8,224)	(2,919)	(11,143)
Other interest-earning assets	3,265	(4,195)	(930)

TOTAL INTEREST INCOME VARIANCE	$18,634	$(38,047)	$(19,413)

INTEREST EXPENSE VARIANCE
Deposits	$4,012	$(11,594)	$(7,582)
Repurchase agreements	(3,683)	(644)	(4,327)
Advances from FHLB	(1,735)	(421)	(2,156)
Other short-term borrowings	114	113	227
Loans payable	(285)	(1,752)	(2,037)
Notes payable	(95)	(12)	(107)

TOTAL INTEREST EXPENSE VARIANCE	$(1,672)	$(14,310)	$(15,982)

NET INTEREST INCOME VARIANCE	$20,306	$(23,737)	$(3,431)

The lower interest rate environment of the third quarter of 2009 compared to the corresponding 2008 period, combined with the increase in non-performing loans, resulted in a decline in net interest income (attributable to rate) of $23.7 million. The decline in net interest income attributable to rate was offset in part by a $20.3 million increase in net interest income resulting from the substitution of certain lower yielding securities with higher yielding mortgage-backed securities and limited growth of the residential loan portfolio. The net interest spread tightening, combined with a reduction in leverage, resulted in the compression of net interest margin to 1.87% from 1.96%.

TABLE E
NET INTEREST INCOME VARIANCE ANALYSIS

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2009 COMPARED TO 2008
	INCREASE (DECREASE) DUE TO:
(In thousands)	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE
Total loans	$7,011	$(23,872)	$(16,861)
Mortgage-backed securities	41,503	(34,214)	7,289
Interest-only strips	726	(1,581)	(855)
Investment securities	(23,095)	(9,054)	(32,149)
Other interest-earning assets	(4,050)	(5,469)	(9,519)

TOTAL INTEREST INCOME VARIANCE	$22,095	$(74,190)	$(52,095)

INTEREST EXPENSE VARIANCE
Deposits	$(876)	$(17,543)	$(18,419)
Repurchase agreements	(5,264)	(4,754)	(10,018)
Advances from FHLB	(2,420)	(2,541)	(4,961)
Other short-term borrowings	535	534	1,069
Loans payable	(940)	(5,327)	(6,267)
Notes payable	(266)	(63)	(329)

TOTAL INTEREST EXPENSE VARIANCE	$(9,231)	$(29,694)	$(38,925)

NET INTEREST INCOME VARIANCE	$31,326	$(44,496)	$(13,170)

The lower interest rate environment for the nine month period ended September 30, 2009, compared to the corresponding 2008 period, combined with the increase in non-performing loans, resulted in a decline in interest income of $44.5 million (attributable to rate). The decline attributable to lower rates and higher delinquencies was offset in part by increased interest income resulting from higher balances of mortgage related investment securities and mortgage loans and of other securities. The net interest spread tightening combined with the decreased leverage resulted in a decline in net interest margin for the period of 21 basis points to 1.72%.
PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level that considers all losses inherent in the portfolio as considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecast by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect Doral Financial’s net income in future periods.

Doral Financial’s third quarter 2009 provision for loan and lease losses of $4.9 million was down $2.3 million from the comparable prior year period due to the following:
•	An increase in the residential mortgage loan and consumer loan provision of $3.2 million and $1.0 million, respectively, due to deterioration of the Puerto Rico economy driving higher consumer delinquency levels and lower residential real estate absorption levels.

•	A decrease in the construction (including land) loans provision of $4.7 million resulting from lowering the threshold over which loans are individually measured for impairment ($1.5 million) and higher specific reserves established for a few loans during the third quarter of 2008.

•	A decrease in the commercial loan provision of $2.0 million largely resulting from a change in the threshold for impairment testing (from $2.0 million to $1.0 million) together with a change in the methodology to reserve for commercial loans with a balance under $2.0 million based on delinquency levels.

•	Changes in conditions related to management’s reserve for emerging market risks and a loss reserve component based on macro economic or general market factors that led to a reduction of those reserves.
For the nine month period ended September 30, 2009, the provision for loan and lease losses increased by $15.9 million to $38.6 million from $22.7 million for the nine month period ended September 30, 2008. The provision for this period reflected an increase in the provision of all portfolios except for the provision for the commercial loan portfolio which reflected a decrease of $0.4 million. The increase in the provision for loan and lease losses was partially offset by an increase in net charge-offs of $4.3 million, which contributed to a net increase in the allowance for loan and lease losses of $10.1 million for the nine month period ended September 30, 2009. The increase in the provision was largely driven by higher delinquencies (primarily in the construction, residential mortgage and commercial loan portfolios) during the period and continued deterioration in the Puerto Rico economy.
Third quarter 2009 charge-offs net of recoveries of $9.6 million exceed third quarter 2008 net charge-offs of $6.2 million by $3.4 million. Net charge-offs for the nine months ended September 30, 2009 of $28.6 million exceeded net charge-offs for the comparable 2008 period of $24.3 by $4.3 million. Higher charge-offs in the 2009 period result largely from the increased volume of residential loans foreclosed upon and certain other loans determined to be uncollectable in the period.
Net charge-offs for the third quarter of 2009 of $9.6 million exceeded provisions for loan and lease losses of $4.9 million as a result of the higher volume of loans foreclosed upon or otherwise determined to be uncollectable combined with the lower loss provisions for the reasons previously described. Doral Financial has focused attention on shortening the period from default to foreclosure. The foreclosure process in Puerto Rico is more time consuming than in the mainland United States due to elements in the Puerto Rico law. The provision for loan and lease losses for the nine months period ended September 30, 2009 of $38.6 million exceeds the net charge-offs of $28.6 million for the same period due to the large first quarter increase in non-performing loans requiring a significant loss provision and the lower level of loans moved to foreclosure during the first and second quarters of 2009.
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

NON-INTEREST INCOME
TABLE F
NON-INTEREST INCOME

	QUARTER ENDED			NINE MONTH PERIODS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

Net other-than-temporary impairment losses	$(7,310)	$(920)	$(6,390)	$(14,105)	$(920)	$(13,185)
Net gain on mortgage loan sales and fees	2,637	3,918	(1,281)	7,654	10,144	(2,490)

Net gain (loss) on securities held for trading	661	(11)	672	2,444	428	2,016
Gain on IO valuation	3,896	40	3,856	3,903	11	3,892
Gain (loss) on MSR economic hedge(1)	3,405	2,556	849	(10,791)	2,097	(12,888)
Loss on derivatives	(1,490)	(687)	(803)	(2,208)	(886)	(1,322)

Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	6,472	1,898	4,574	(6,652)	1,650	(8,302)
Net gain (loss) on investment securities	1,024	(4,173)	5,197	5,821	(3,979)	9,800
Servicing income
Servicing fees	6,970	7,686	(716)	21,945	23,885	(1,940)
Late charges	2,041	2,144	(103)	6,376	6,634	(258)
Prepayment penalties	21	65	(44)	283	313	(30)
Other servicing fees	122	102	20	396	505	(109)
Interest income (loss) on serial notes and others	497	(1,023)	1,520	(3,366)	(5,541)	2,175
Mark-to-market adjustment of servicing assets	2,299	(8,349)	10,648	(2,499)	(15,448)	12,949

Total servicing income	11,950	625	11,325	23,135	10,348	12,787
Commissions, fees and other income:
Retail banking fees	7,487	7,542	(55)	21,696	20,511	1,185
Insurance agency commissions	2,381	2,885	(504)	7,268	8,146	(878)
Asset management fees and commissions	82	—	82	339	149	190
Other income	2,165	146	2,019	2,446	8,146	(5,700)

Total commissions, fees and other income	12,115	10,573	1,542	31,749	36,952	(5,203)

Total non-interest income	$26,888	$11,921	$14,967	$47,602	$54,195	$(6,593)

(1)	Includes $3.4 million and $3.1 million of gains on forward contracts for the quarter and nine month period ended September 30, 2009.
Significant variances in non-interest income for the quarter ended September 30, 2009, when compared to the corresponding 2008 period, are as follow:
•	During the third quarter of 2009 it was determined that four of the Company’s non-agency collateralized mortgage obligations (“CMO”), representing an aggregate amortized cost of $255.9 million as of September 30, 2009, were other-than-temporarily impaired and recognized a credit loss of $7.3 million on these securities during the quarter. Please refer to Note 6 in the accompanying Notes to the Consolidated Financial Statements for additional information on OTTI.

•	An improvement of $4.6 million in the net gain (loss) on securities held for trading was driven by (i) a $3.9 million increase in the valuation of the IO resulting from a generalized reduction in rates across all terms of Libor-Swap curve during the third quarter, short-term and long-term interest rate drops and slower prepayment speed expectation were the most important drivers for the increase in value of the IO during the quarter, and (ii) a $0.8 million improvement on the value of the economic hedge on the mortgage servicing rights (“MSRs”) resulting from a change in the hedging strategy during the second quarter of 2009 from the use of U.S. Treasuries to forward contracts and to the decrease in forecasted prepayment speeds.

•	Net gain on investment securities of $1.0 million resulted from the sale of $189.8 million of mortgage-backed securities and other debt securities during the third quarter of 2009 as part of the execution of the Company’s Asset Replacement Program.

•	An improvement in the mark-to-market adjustment of mortgage servicing assets of $10.6 million primarily driven by the decrease in forecasted prepayment speed.

•	An increase in commissions, fees and other income of $1.5 million was related to a gain of $2.0 million recognized during the quarter from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement, partially offset by a decrease in insurance agency commissions of $0.5 million due to lower originations in 2009.
Significant variances in non-interest income for the nine month period ended September 30, 2009, when compared to the corresponding 2008 period, are as follow:
•	OTTI losses of $14.1 million were recognized on six of the Company’s securities. Two of these securities, for which losses of $1.1 million were recognized, were determined to be other-than-temporarily impaired during the second quarter of 2009, a third security was determined to be other-than-temporarily impaired during the second quarter of 2009, and also during the third quarter of 2009, with recognized losses of $5.7 million and $2.6 million, respectively, and the other three securities, for which a loss of $4.7 million was recognized, was determined to be other-than-temporarily impaired during the third quarter of 2009. Please refer to Note 6 in the accompanying Notes to the Consolidated Financial Statements for additional information on OTTI.

•	The net loss on securities held for trading was driven principally by a loss of $13.8 million related to the U.S. Treasuries that were serving as an economic hedge on the Company’s capitalized MSR during the first half of 2009 as the spreads between declining mortgage rates and the U.S. Treasury curve compressed as a result of the U.S. Federal Reserve Bank Monetary Policy implemented at the end of 2008 designed to promote mortgage loan originations and reduce mortgage loan interest rates. This loss was partially offset by an improvement on the economic hedge on the MSRs due to a change in the hedging strategy during the second quarter of 2009 from the use of U.S. Treasuries to forward contracts and to the decrease in forecasted prepayment speeds.

•	Net gain on investment securities of $5.8 million resulted from the sale of approximately $1.4 billion of mortgage-backed securities, primarily CMO floaters, and other debt securities during the second and third quarter of 2009 as a result of the execution of the Company’s Asset Replacement Program.

•	An improvement in the mark-to-market adjustment of the mortgage servicing assets of $12.9 million was principally related to the decline in interest rates that caused the increase in expected prepayment speed during the first quarter of 2009, partially offset by a subsequent decrease in forecasted prepayment speeds during the second and third quarters of 2009. Please refer to explanation for the quarter above.

•	A decrease in other income of $5.7 million primarily related to a gain of $5.2 million recognized in 2008 from the redemption of shares of VISA, Inc. and to income associated with the sale of certain units of a residential housing project which the Company took possession of in 2005 amounting to $1.3 million, partially offset by a gain of $2.0 million during the third quarter of 2009 related to redemption of shares of VISA, Inc., an increase in retail banking fees of $1.2 million was due primarily to higher ATM and POS commissions, was partially offset by lower insurance commissions of $0.9 million. Please refer to explanation for the quarter above.

NON-INTEREST EXPENSE
TABLE G
NON-INTEREST EXPENSE

	QUARTER ENDED SEPTEMBER 30,			NINE MONTH PERIODS ENDED SEPTEMBER 30,
(In thousands)	2009	2008	Variance	2009	2008	Variance
Compensation and benefits	$14,459	$17,542	$(3,083)	$53,110	$53,677	$(567)
Taxes, other than payroll and income taxes	2,567	2,550	17	7,478	7,351	127
Advertising	1,806	2,752	(946)	4,678	7,257	(2,579)
Professional services	7,252	5,834	1,418	20,770	17,859	2,911
Communication expenses	4,208	4,626	(418)	12,621	13,252	(631)
EDP expenses	3,968	3,468	500	10,751	7,943	2,808
Occupancy expenses	3,788	5,221	(1,433)	10,703	13,723	(3,020)
Office expenses	1,430	1,252	178	4,099	4,402	(303)
Depreciation and amortization	3,086	4,170	(1,084)	9,756	12,297	(2,541)
FDIC insurance expense	5,468	1,100	4,368	13,549	3,419	10,130
OREO losses and other related expenses	3,224	(371)	3,595	5,674	(262)	5,936
Corporate insurance	1,210	1,157	53	3,403	3,538	(135)
Other expenses	6,798	3,147	3,651	18,624	18,181	443

Total non-interest expense	$59,264	$52,448	$6,816	$175,216	$162,637	$12,579

Significant variances in non-interest expenses for the quarter ended September 30, 2009, when compared to the corresponding 2008 period, are as follow:
•	The decrease in compensation and benefits of $3.1 million is primarily related to a decrease of $2.6 million in salaries as a result of a 18% workforce reduction between periods.

•	An increase of $1.4 million in professional expenses related to the addition of resources to help manage legacy portfolios.

•	A decrease of $1.4 million in occupancy expenses related to an impairment charge of $1.4 million during the third quarter of 2008 on a residential housing project which the Company took possession of in 2005.

•	An increase of $4.4 million in the FDIC insurance expense related to a significant increase in rates and assessment bases adopted by the FDIC in the third quarter of 2009.

•	An increase of $3.6 million in OREO losses and other related expenses associated with appraisal adjustments during the quarter.

•	An increase of $3.7 million in other expenses primarily related to an increase of $3.5 million in the provision for recourse driven by continued deterioration of the portfolio.
Significant variances in non-interest expenses for the nine month period ended September 30, 2009, when compared to the corresponding 2008 period, are as follow:
•	A decrease of $2.6 million in advertising principally related to cost control measures implemented by the Company throughout 2008, and during the nine month period ended September 30, 2009. During 2008, the Company incurred higher advertising expenses related to its re-branding.

•	An increase of $2.9 million in professional services expenses driven by amounts advanced to cover legal expenses of the Company’s former officers and to the management of legacy portfolios.

•	An increase of $2.8 million in EDP expenses primarily related to certain initiatives to optimize and update the Company’s banking and mortgage platforms and to the increase related to the Company’s outsourcing services.

•	A decrease of $3.0 million in occupancy expenses mainly driven by decreases in utilities expenses resulting from the Company implementation of strict cost control measures. Also, this decrease in occupancy expenses was related to non-recurring charges made during 2008. Please refer to quarterly explanation above for additional information.

•	A decrease of $2.5 million in depreciation expenses related to intangibles, software and building improvements fully depreciated or amortized during 2009.

•	An increase of $10.1 million in the FDIC insurance expense primarily related to (i) $4.2 million of the FDIC special assessment expense during the second quarter of 2009 and (ii) to an increase during the third quarter of 2009 of $4.4 million. Please refer to quarterly explanation above for additional information.

•	An increase of $5.9 million in OREO losses and other related expenses related to as a result of higher levels of repossessed units, higher expenses to maintain the properties in saleable conditions and adjustments to appraisals made during the quarter. Please refer to quarterly explanation above for additional information.
INCOME TAXES
The recognition of income tax benefit of $6.9 million for the quarter ended September 30, 2009 is due to the effect of entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009 (please refer to the “Deferred Tax Components” below), net of the amortization of existing deferred tax assets (“DTAs”). Current tax expense of $1.0 million for the quarter ended September 30, 2009 is due to the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized, partially offset by a current tax benefit related to the Company’s U.S. affiliates. The recognition of U.S. deferred tax expense for the quarter and nine month period ended September 30, 2009 is due primarily to a deferred tax liability arising from certain intercompany transactions of the Company’s U.S. affiliates.
The recognition of current income tax benefit for the nine month period ended September 30, 2009 is related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions, partially offset by the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized net of current tax benefit related to the Company’s U.S. affiliates. The deferred tax benefit is primarily related to the effect of the Company entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009, net of the amortization of existing DTAs.
As of September 30, 2009, two of the Company’s Puerto Rico taxable entities had cumulative losses in earnings before tax. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future, considering the criteria of ASC 740 (SFAS No. 109). Accordingly, as of September 30, 2009 and December 31, 2008, the Company determined that it was more likely than not that $389.5 million and $388.5 million, respectively, of its gross deferred tax assets would not be realized and maintained a valuation allowance for that amount. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At September 30, 2009, the net deferred tax asset associated with these two companies was $16.3 million, compared to $16.5 million at December 31, 2008. Approximately, $93.6 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The allowance also includes a valuation allowance of $3.7 million related to deferred taxes on unrealized losses on cash flow hedges as of September 30, 2009.
Management does not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale because the Company does not intend to sell the securities before recovery of value, and based on available evidence it is not more likely than not that the Company will decide or be required to sell the securities before the recovery of its amortized cost basis. Management has therefore determined that a valuation allowance on deferred tax assets generated on the unrealized losses of its securities available for sale is not necessary at this time.
Failure to achieve sufficient projected taxable income in the entities where a valuation allowance on deferred tax assets has not been established, might affect the ultimate realization of the net deferred tax asset.
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of ASC 740, Income Taxes, (previously SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”)). To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

Please refer to Note 21 of the accompanying financial statements for additional information related to the Company’s income taxes.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $30.9 million and $96.4 million for the quarter and nine month period ended September 30, 2009, compared to $53.6 million and $139.1 million for the corresponding 2008 periods.
The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE H
LOAN PRODUCTION

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(Dollars in thousands, except for average initial loan balance)	2009	2008	2009	2008
FHA/VA mortgage loans
Number of loans	642	787	1,907	2,008
Volume of loans	$77,945	$103,948	$258,874	$246,197
Percent of total volume	31%	33%	33%	23%
Average initial loan balance	$121,410	$132,081	$135,749	$122,608
Conventional conforming mortgage loans
Number of loans	213	169	697	645
Volume of loans	$26,922	$20,605	$87,672	$77,479
Percent of total volume	11%	6%	11%	7%
Average initial loan balance	$126,394	$121,923	$125,785	$120,122
Conventional non-conforming mortgage loans(1)
Number of loans	490	1,006	1,801	3,186
Volume of loans	$76,682	$119,179	$278,304	$410,808
Percent of total volume	31%	38%	36%	38%
Average initial loan balance	$156,494	$118,468	$154,527	$128,942
Construction developments loans
Number of loans	—	11	—	24
Volume of loans	$—	$38,284	$—	$82,880
Percent of total volume	0%	12%	0%	8%
Average initial loan balance	$—	$3,480,364	$—	$3,453,333
Disbursement under existing construction development loans
Volume of loans	$11,136	$18,083	$41,125	$69,696
Percent of total volume	5%	6%	5%	7%
Commercial loans(2)
Number of loans	25	11	49	189
Volume of loans	$55,244	$4,333	$103,158	$122,227
Percent of total volume	22%	1%	13%	11%
Average initial loan balance	$2,209,760	$393,909	$2,105,265	$646,704
Consumer loans(2)
Number of loans	107	643	591	7,215
Volume of loans	$600	$9,219	$4,474	$57,747
Percent of total volume	0%	3%	1%	5%
Average initial loan balance	$5,607	$14,337	$7,570	$8,004
Other(3)
Number of loans	—	2	1	3
Volume of loans	$—	$4,600	$9,200	$6,600
Percent of total volume	0%	1%	1%	1%

Total loans
Number of loans	1,477	2,629	5,046	13,270
Volume of loans	$248,529	$318,251	$782,807	$1,073,634

(1)	Includes $0.4 million and $6.9 million in second mortgages for the quarters ended September 30, 2009 and 2008, respectively, and $1.9 million and $24.5 million in second mortgages for the nine month periods ended September 30, 2009 and 2008, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Consists of multifamily loans.
The decrease of $69.7 million, or 22%, in loan production for the third quarter of 2009, and $290.8 million, or 27%, for the nine month period ended September 30, 2009, when compared to the corresponding 2008 periods, resulted from significant decreases in residential mortgage and construction lending. Due to the worsening economic conditions in Puerto Rico, new lending activity, particularly related to construction lending, was limited by the Company since 2008 throughout 2009.
The decrease in Doral Financial’s internally originated loans is due to a number of factors including deteriorating economic conditions in Puerto Rico, competition from other financial institutions, tightening of underwriting standards, changes in laws and regulations, and the general economic conditions in Puerto Rico.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the nine month periods ended September 30, 2009 and 2008 refinancing transactions represented approximately 82% and 51%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE I
LOAN ORIGINATION SOURCES

	NINE MONTH PERIODS ENDED SEPTEMBER 30,
	2009			2008
	Puerto			Puerto
	Rico	US	Total	Rico	US	Total
Retail	68%	—	68%	55%	—	55%
Wholesale(1)	12%	—	12%	13%	—	13%
Housing Developments(2)	2%	3%	5%	6%	8%	14%
Other(3)	1%	14%	15%	10%	8%	18%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

(3)	Refers to commercial, consumer and multifamily loans originated through the banking subsidiaries.
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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE J
LOANS SERVICED FOR THIRD PARTIES

	AS OF SEPTEMBER 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2009	2008
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,367,668	$2,197,416
FHLMC/FNMA	3,167,297	3,528,940
Other conventional mortgage loans(1)(2)	3,382,732	3,841,629

Total portfolio serviced for third parties	$8,917,697	$9,567,985

Activity of Portfolio Serviced for Third Parties at Period End:
Beginning servicing portfolio	$9,460,350	$10,072,538
Additions to servicing portfolio	345,925	301,386
Servicing released due to repurchases	(51,269)	(53,493)
MSRs sales(3)	(7,111)	—
Run-off(4)	(830,198)	(752,446)

Ending servicing portfolio	$8,917,697	$9,567,985

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	105,976	113,504
Weighted- average interest rate	6.34%	6.48%
Weighted- average remaining maturity (months)	243	247
Weighted- average gross servicing fee rate	0.39%	0.39%
Average servicing portfolio(5)	$9,177,648	$9,798,979
Principal prepayments	$545,997	$499,277
Constant prepayment rate	7.35%	6.36%
Average size of loans	$84,148	$84,296
Servicing assets, net	$116,958	$139,507
Mortgage-servicing advances	$22,222	$23,264

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.48%	2.19%
90 days or more past due	4.86%	2.70%

Total delinquencies excluding foreclosures	7.34%	4.89%

Foreclosures pending	3.01%	2.48%

(1)	Excludes $4.4 billion and $3.9 billion of mortgage loans owned by Doral Financial at September 30, 2009 and 2008, respectively.

(2)	Includes portfolios of $158.9 million and $184.4 million at September 30, 2009 and 2008, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Amount represents MSRs sales related to $7.1 million in principal balance of mortgage loans.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(5)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.3 billion and $3.7 billion as of September 30, 2009 and 2008, respectively.
Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At September 30, 2009 and 2008, less than 1% of Doral Financial’s mortgage-servicing portfolio to third parties was related to mortgages secured by real property located on the U.S. mainland.
The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

Total delinquencies excluding foreclosures increased from 4.89% to 7.34% and pending foreclosures increased from 2.48% to 3.01% from September 30, 2008 to the corresponding period in 2009, respectively, as a result of the economic recession and general deterioration of the mortgage sector. The Company does not expect significant losses related to these delinquencies since it has a liability for loans under recourse agreements and for other non recourse loans has not experienced significant losses in the past.
As part of its servicing responsibilities, in some servicing agreements Doral Financial is required to advance the scheduled payments of principal or interest whether or not collected from the underlying borrower. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the large number of delinquent loans.
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
Doral Financial has not paid dividends on the Company’s common stock since April 2006.
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
Other than changes in short-term borrowings and deposits in the normal course of business, the repayment of certain long-term callable certificates of deposits, the adoption of an initiative to increase the exposure to liability repricing in one to three years to structurally reduce interest rate sensitivity, the impact on the Company’s assets and liabilities as a result of the Company’s exposure to LBI in connection with repurchase agreements and forward TBA agreements, and the suspension of payment of dividends on outstanding preferred stock, there have been no significant or unusual changes in the Corporation’s funding activities and strategy during 2008 and the nine month period ended September 30, 2009.
The following sections provide further information on the Company’s major funding activities and needs. Also, please refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements which provides information on the Company’s cash inflows and outflows.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits which are all structured so as to meet the coverage for FDIC deposit insurance up to applicable limits, borrowings under advances from FHLB, repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity, other borrowings, such as term notes backed by Federal Home Loan Bank of New York (“FHLB-NY”) letters of credit and auction term funds to depository institutions granted by the Federal Reserve under TAF, and other borrowings. The banking subsidiaries also have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets.
Cash Sources and Uses
Doral Financial’s sources of cash as of September 30, 2009 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sale of loans and securities.
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
Doral Financial uses of cash as of September 30, 2009 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 effective during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of September 30, 2009 and December 31, 2008:

TABLE K
SOURCES OF BORROWINGS

	AS OF SEPTEMBER 30, 2009		AS OF DECEMBER 31, 2008
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
(Dollars in thousands)	OUTSTANDING	RATE	OUTSTANDING	RATE

Deposits	$4,215,314	2.50%	$4,402,772	3.58%
Repurchase Agreements	2,100,262	3.40%	1,907,447	3.62%
Advances from FHLB	1,606,920	3.18%	1,623,400	3.83%
Other Short-Term Borrowings	265,000	0.25%	351,600	0.52%
Loans Payable	345,464	7.26%	366,776	7.27%
Notes Payable	272,619	7.30%	276,868	7.31%
As of September 30, 2009, Doral Financial’s banking subsidiaries held approximately $4.0 billion in interest-bearing deposits at a weighted-average interest rate of 2.64%. For additional information on the Company’s sources of borrowings please refer to Notes from 15 to 20 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE L
AVERAGE DEPOSIT BALANCE

	NINE MONTH PERIOD ENDED		YEAR ENDED
	SEPTEMBER 30, 2009		DECEMBER 31, 2008
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(Dollars in thousands)	BALANCE	RATE	BALANCE	RATE

Certificates of deposit	$485,981	3.46%	$543,081	4.17%
Brokered certificates of deposits	2,320,911	3.97%	2,451,523	4.51%
Regular passbook savings	362,639	1.71%	332,032	2.56%
NOW accounts and other transaction accounts	349,483	1.32%	381,848	1.57%
Money market accounts	381,051	2.84%	294,847	3.07%

Total interest-bearing	3,900,065	3.35%	4,003,331	3.91%
Non-interest bearing	243,103	—	254,566	—

Total deposits	$4,143,168	3.15%	$4,257,897	3.68%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2009.
TABLE M
CERTIFICATES OF DEPOSIT MATURITIES

(In thousands)	AMOUNT
Certificates of deposit maturing:
Three months or less	$540,970
Over three through six months	336,698
Over six through twelve months	532,660
Over twelve months	1,165,187

Total	$2,575,515

The amounts in Table M, include $2.4 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of September 30, 2009 and December 31, 2008, all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008, which among other things, temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective upon the President’s signature and was set to expire on December 31, 2009.
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
As of September 30, 2009 and December 31, 2008, Doral Financial’s retail banking subsidiaries had approximately $2.4 billion and $2.7 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. In addition, the FHLB-NY makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of September 30, 2009, Doral Financial’s banking subsidiaries held $1.6 billion in advances from FHLB-NY at a weighted-average interest rate of 3.18%. Please refer to Note 17 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the nine month period ended September 30, 2009, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $34.5 million, compared to $36.1 million for the corresponding period of 2008. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2009 and December 31, 2008, the outstanding principal balance of such delinquent loans was $158.9 million and $177.0 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $14.0 million and $15.5 million, respectively.
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
In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of September 30, 2009, Doral Financial’s maximum recourse exposure with FNMA amounted to $656.6 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 23 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.
Under Doral Financial’s repurchase lines of credit and derivative contracts, Doral Financial is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates or other market conditions, Doral Financial will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
ASSETS AND LIABILITIES
Doral Financial’s total assets amounted to $10.0 billion at September 30, 2009, compared to $10.1 billion at December 31, 2008. Total assets at September 30, 2009, when compared to December 31, 2008 were affected by a decrease of $248.2 million in the Company’s investment securities portfolio that resulted from a combination of a sale of $1.4 billion during the second and third quarter of 2009 and purchases primarily of mortgage-backed securities as part of the Company’s Asset Replacement Program, and partially offset by increases of $69.7 million in loans and $34.9 million in cash and due from banks.
Total liabilities were $9.1 billion at September 30, 2009, compared to $9.2 billion at December 31, 2008. Total liabilities as of September 30, 2009 were affected principally by a decrease in deposits of $187.5 million, mainly related to the decrease of $272.1 million in brokered deposits, and a decrease of $86.6 million in other short-term borrowings, which represents the balance of a line of credit with the FHLB and auction term funds to depository institutions granted by the Federal Reserve under TAF, partially offset by an increase of $192.8 million in securities sold under agreements to repurchase.
CAPITAL
Doral Financial’s total equity totaled $880.1 million at September 30, 2009, compared to $905.2 million at December 31, 2008.

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
Pursuant to the terms of the offer to exchange, the Company issued 2,619,710 shares of common stock and paid $3.7 million in cash in exchange for 298,986 shares of convertible preferred stock; issued 493,058 shares of common stock and paid $0.5 million in cash in exchange for 228,173 shares of Series A preferred stock; issued 234,929 shares of common stock and paid $0.2 million in cash in exchange for 217,339 shares of Series B preferred stock; and issued 606,195 shares of common stock and paid $0.6 million in cash in exchange for 560,798 shares of Series C preferred stock. Overall, $105.6 million liquidation preference of the Company’s preferred stock were validly tendered, not withdrawn and exchanged upon the terms and subject to the conditions set forth in the offer to exchange and the related letter of transmittal, which then represented 18.4% of the aggregate liquidation preference of its preferred shares. An aggregate of 1,305,296 shares of preferred stock were retired upon receipt. As a result of the exchange offer, Doral issued an aggregate of 3,953,892 shares of common stock and paid an aggregate of $5.0 million in cash premium payments. After settlement of the exchange offer, 1,266,827 shares of Series A preferred stock, 1,782,661 shares of Series B preferred stock, 3,579,202 shares of Series C preferred stock, and 1,081,014 shares of convertible preferred stock remained outstanding.
The exchange by holders of shares of the non-cumulative preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-cumulative preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired was reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock issued. Upon the cancellation of such shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, the difference between the carrying (liquidation) value of shares of non-cumulative preferred stock retired and the fair value of the exchange offer consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes in accordance with guidance of ASC 260-10, Earnings per Share, (previously EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock).
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
Please refer to Note 26 and to Note 30 of the accompanying financial statements for further discussion about the preferred stock conversion and to the Company’s offering commenced on October 20, 2009.
Regulatory Capital Requirements
As of September 30, 2009, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level. As a result of the recapitalization pursuant to which Doral Holdings LLC acquired 90% of the common stock of Doral Financial, except for the requirements of the consent order, Doral Financial is no longer required to meet regulatory capital standards. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2009 and December 31, 2008, based on existing Federal Reserve, FDIC and Office of Thrift Supervision (“OTS”) guidelines. For purpose of these tables, ratios for Doral Financial are calculated as if Doral Financial were the ultimate holding company.
TABLE N
REGULATORY CAPITAL RATIOS

	AS OF SEPTEMBER 30, 2009
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY

Total Capital Ratio (Total capital to risk- weighted assets)	15.3%	13.6%	16.7%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.5%	12.3%	16.2%
Leverage Ratio(1)	8.5%	6.5%	12.7%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of September 30, 2009. Ratios were prepared as if the company were subject to the requirement for comparability purposes.

	AS OF DECEMBER 31, 2008
	DORAL	DORAL	DORAL
	FINANCIAL(2)	BANK PR	BANK NY

Total Capital Ratio (Total capital to risk- weighted assets)	17.1%	15.4%	19.1%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.8%	14.2%	18.5%
Leverage Ratio(1)	7.6%	6.4%	15.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

(2)	Doral Financial was not subject to regulatory capital requirements as of December 31, 2008. Ratios were prepared as if the company were subject to the requirement for comparability purposes.
As of September 30, 2009, the capital ratios of Doral Bank PR and Doral Bank NY exceeded the well-capitalized thresholds for banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. Under FDIC’s regulations, a well capitalized bank must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
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

Housing and Urban Development Requirements
The Company’s mortgage operation is a U.S. Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranged up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio. Non-compliance with these requirements could derive in actions from the regulatory agencies such as monetary penalties, the suspension of the license to originate loans, among others.
As of September 30, 2009 and December 31, 2008, Doral Mortgage maintained $23.5 million and $22.2 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.
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
ASC 820 (SFAS No. 157) established a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimates about market data. These levels are:
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
In accordance with ASC 820 (SFAS No. 157), Doral Financial’s intent is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurements are based upon models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Most of Doral Financial’s financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to the Company’s financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instruments, or Level 3 measurements.

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
Approximately 35% and 37% of the Company total assets at September 30, 2009 and December 31, 2008, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 18% and 15% of these financial instruments at both September 30, 2009 and December 31, 2008, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
Please refer to Note 27 of the accompanying financial statements for further discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
OFF-BALANCE SHEET ACTIVITIES
Prior to 2006, the Company typically sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. The Company also sold loans under various recourse agreements to FNMA and FHLMC. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s Consolidated Financial Statements, except for a liability of $9.4 million, as of September 30, 2009, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” Doral Financial currently sells loans on a non-recourse basis, except for certain early payment defaults.
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
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.9 billion. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.8 billion. The Company discontinued the practice of selling loans with recourse obligations in 2005.

Doral Financial’s reserves for its exposure to recourse and the other credit-enhanced transactions explained above amounted $18.4 million and $18.5 million as of September 30, 2009 and December 31, 2008, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	QUARTER ENDED	NINE MONTH PERIOD
(In thousands)	SEPTEMBER 30, 2009	ENDED SEPTEMBER 30, 2009

Balance at beginning of period	$8,755	$8,849
Net charge-offs	(435)	(2,564)
Provision for recourse liability	1,124	3,159

Balance at end of period	$9,444	$9,444

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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At September 30, 2009, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $102.3 million and $25,000, respectively, and commitments to sell loans amounted to approximately $172.2 million.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2009.
TABLE O
CONTRACTUAL OBLIGATIONS

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
(In thousands)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Deposits	$4,215,314	$3,026,502	$850,577	$180,313	$157,922
Repurchase agreements(1) (2)	2,100,262	1,094,762	299,000	706,500	—
Advances from FHLB(1) (2)	1,606,920	912,500	445,420	249,000	—
Other short-term borrowings	265,000	265,000	—	—	—
Loans payable(3)	345,464	40,220	74,982	60,195	170,067
Notes payable	272,619	6,232	43,228	9,677	213,482
Other liabilities	109,416	109,416	—	—	—
Non-cancelable operating leases	46,666	5,925	9,704	9,629	21,408

Total Contractual Cash Obligations	$8,961,661	$5,460,557	$1,722,911	$1,215,314	$562,879

(1)	Amounts included in the table above do not include interest.

(2)	Includes $228.5 million of repurchase agreements with an average rate of 4.72% and $279.0 million in advances from FHLB-NY with an average rate of 5.41%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from March 2010 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 10.3% to estimate the repayments.
TABLE P
OTHER COMMERCIAL COMMITMENTS(1)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
(In thousands)	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

Commitments to extend credit	$102,340	$82,136	$19,204	$1,000	$—
Commitments to sell loans	172,185	172,185	—	—	—
Commercial and financial standby letters of credit	25	25	—	—	—
Maximum contractual recourse exposure	791,760	—	—	—	791,760

Total	$1,066,310	$254,346	$19,204	$1,000	$791,760

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has earnings exposure to rising interest. The Company measures the market value of all rate sensitive assets, liabilities and off-balance sheet positions; and the difference between assets and liabilities, adjusted by off-balance sheet positions, is termed market value of equity. The Company measures how the market value of equity fluctuates with different rate scenarios to measure risk exposure of economic capital or market value equity. Management uses duration matching strategies to manage the fluctuations of market value of equity within the long-term targets established by the Board of Directors of the Company.
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
Hedging the various sources of interest rate risks related to mortgage banking activities is a complex process that requires sophisticated modeling and continuous monitoring. While Doral Financial balances and manages the various aspects relating to mortgage activities, there are potential risks to earnings associated to them. The following bullets summarize some of these potential risks:
•	The valuation of MSRs are recorded in earnings immediately within the accounting period in which the changes in value occur, whereas the impact of changes in interest rates are reflected in originations with a time lag and effects on servicing fee income occurs over time. Thus, even when mortgage activities could be protected from adverse changes in interest rates over a period of time (on a cumulative basis) they may display large variations in income from period to period.

•	The degree to which the “natural hedge” associated to mortgage banking (i.e. originating and servicing) offsets changes in servicing asset valuations may be imperfect, as it may vary over time.

•	Origination volumes, the valuation of servicing assets, economic hedging activities and other related costs are impacted by multiple factors, which include, changes in the mix of new business, changes in the term structure of interest rates, changes in mortgage spreads (mortgage basis) to other rate benchmarks, and rate volatility, among others. Interrelation of all these factors is hard to predict and, as such, the ability to perfectly hedge their effects is limited.
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
The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of September 30, 2009 and December 31, 2008.

	Market Value	Net Interest Income
As of September 30, 2009	Of Equity Risk	Risk(1)
+ 100 BPS	(8.3)%	(2.8)%
- 100 BPS	2.7%	3.2%

	Market Value	Net Interest
As of December 31, 2008	of Equity Risk	Income Risk(1)
+ 100 BPS	(0.3)%	15.9%
- 100 BPS	1.2%	2.2%

(1)	Based on 12-month forward change in net interest income.

As of September 30, 2009 the market value of equity (“MVE”) exposure to rising interest rates increased with respect to December 31, 2008, change explained for the most part by the restructuring of investment portfolio executed during 2009. The restructuring program consisted of the sale of floating-rate agency residential mortgage backed securities (“RMBS”) and the purchase of short-duration fixed-rate mortgage-backed securities and agency hybrid arms. The effect from shifting the investment portfolio towards short-duration fixed rate agency RMBS has been partially offset by the gradual extension of wholesale funding maturities.
The net interest income (“NII”) sensitivity measure, based on a 12-month horizon changed from 15.9% to (2.8)% for a 100 basis point rate increase when comparing September 30, 2009 to December 31, 2008. The effect is explained by the most part due to the change in repricing characteristics of investment securities as the Company sold floating rate securities and purchase of investment securities over the course of 2009 were concentrated in fixed rate agency RMBS, which shifted the balance sheet towards a more liability-sensitive risk profile.
The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of September 30, 2009 and December 31, 2008.

(In thousands)	September 30, 2009	December 31, 2008
	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	for Sale Securities	for Sale Securities
+200	$(220,043)	$(169,044)
+100	(93,937)	(72,832)
Base	—	—
-100	110,631	47,100
-200	212,387	80,303
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at September 30, 2009.

TABLE Q
INTEREST RATE CAPS
(Dollars in thousands)

NOTIONAL	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR over 5.00%	$205	$1
15,000	September, 2011	1-month LIBOR over 5.50%	134	2
15,000	September, 2012	1-month LIBOR over 6.00%	143	24
35,000	October, 2010	1-month LIBOR over 5.00%	199	1
15,000	October, 2011	1-month LIBOR over 5.00%	172	6
15,000	October, 2012	1-month LIBOR over 5.50%	182	34
50,000	November, 2012	1-month LIBOR over 6.50%	228	84
50,000	November, 2012	1-month LIBOR over 5.50%	545	117
50,000	November, 2012	1-month LIBOR over 6.00%	350	99

$270,000			$2,158	$368

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at September 30, 2009.
TABLE R
INTEREST RATE SWAPS
(Dollars in thousands)

NOTIONAL	MATURITY	PAY	RECEIVE	FAIR
AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE

CASH FLOW HEDGE
$200,000	July, 2010	3.00%	3-month LIBOR minus 0.04%	$(5,112)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(328)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	(207)
10,000	October, 2009	4.30%	1-month LIBOR plus 0.04%	(35)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(328)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(390)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(426)
20,000	November, 2009	4.35%	1-month LIBOR plus 0.02%	(140)
15,000	November, 2010	4.42%	1-month LIBOR	(666)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(1,021)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(3,943)

$335,000				$(12,596)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $535.0 million and $305.0 million as of September 30, 2009 and December 31, 2008, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. The increase in the notional amount of freestanding derivatives with respect to December 31, 2008 is due mainly to economic hedges related to servicing assets and secondary marketing activities.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged using the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $335.0 million and $345.0 million as of September 30, 2009 and December 31, 2008, respectively. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at September 30, 2009 and December 31, 2008, respectively, and their different designations.
TABLE S
DERIVATIVES POSITIONS

	September 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value

Cash flow Hedges
Interest rate swaps	$335,000	$(12,596)	$345,000	$(15,096)
Other derivatives
Interest rate caps	270,000	368	270,000	287
Forward contracts	265,000	(501)	35,000	(187)

	535,000	(133)	305,000	100

	$870,000	$(12,729)	$650,000	$(14,996)

The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
TABLE T
FAIR VALUE RECONCILIATION

Nine Month Period Ended
(In thousands)	September 30, 2009

Fair value of contracts outstanding at the beginning of the period	$100
Changes in fair values during the period	(233)

Fair value of contracts outstanding at the end of the period	$(133)

TABLE U
SOURCES OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of September 30, 2009	1 Year	1-3 Years	3-5 Years	of 5 Years	Value

Prices actively quoted	$(501)	$—	$—	$—	$(501)
Prices provided by internal sources	1	33	334	—	368

	$(500)	$33	$334	$—	$(133)

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.
The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and monitors mark-to-market on pledge collateral to minimize credit exposures. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.
TABLE V
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	September 30, 2009
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)

AA-	1	$215,000	$341	$—	$341	2.70
A+	2	415,000	27	(12,879)	(12,852)	1.21
A	1	240,000	—	(218)	(218)	0.12

Total Derivatives	4	$870,000	$368	$(13,097)	$(12,729)	1.28

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2008
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)

AA-	1	$215,000	$259	$—	$259	3.45
A+	2	410,000	28	(15,137)	(15,109)	1.95
A	1	25,000	—	(146)	(146)	0.07

Subtotal	4	$650,000	$287	$(15,283)	$(14,996)	2.37

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
Credit Risk
Doral Financial is subject to credit risk with respect to its portfolio of investment securities and loans receivable. For discussion on credit risk on investment securities please refer to Note 6 of the accompanying financial statements.

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
Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Please refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payments defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the nine month period ended September 30, 2009 amounted to $21.6 million and resulted in a loss of $3.2 million. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. The balance outstanding for the residential housing construction sector has decreased from $422.6 million as of December 31, 2008, to $289.3 million as of September 30, 2009. Management expects that the amount of loans of the construction industry will continue to decrease in subsequent years.
For the nine month period ended September 30, 2009, absorption trends decreased significantly principally due to the termination of the tax incentive provided by Law 197 in the fourth quarter of 2008. Absorption for the nine month period ended September 30, 2009 reflects 83% reduction versus the corresponding 2008 period. This event required modifications in absorption estimates, resulting in higher loss provisions. The Company expects that absorption will continue to be at low levels due to the current economic environment. The Company has developed an incentive program to assist developers in the sale of their unit inventory and increase absorption. The incentive program provides a grant between $5,000 and $10,000 per unit to be used by the customer to pay for: closing costs, buy downs or purchase of appliances.
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
The Company also engages in the restructuring and/or modifications of the debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the ASC 310-40, Receivables- Troubled Debt Restructuring by Creditors and ASC 470-60, Debt-Troubled Debt Restructuring by Debtors, (previously SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings). Such restructures are identified as TDRs and accounted for based on the provisions ASC 310-10-35, Receivables-Measurement of Loan Impairment, (previously SFAS No. 114, Accounting by Creditors for Impairment of a Loan). As of September 30, 2009, the Company had restructured $129.3 million, $51.3 million, $1.0 million and

$376.2 million of construction, commercial, consumer and residential mortgage loans, respectively, that are considered TDR’s.
Non-performing Assets and Allowance for Loan and Lease Losses
Non-performing assets consist of loans on a non-accrual basis, other real estate owned and other non-performing assets. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. On a case by case basis, the Company may decide that a particular loan should be placed in non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be seriously behind schedule or experiencing economic distress. Generally, when the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and/or collectibility is reasonably assured. The Company places in non-accrual status all residential construction loans classified as substandard whose sole source of payment are interest reserves funded by Doral Financial. For the quarter and nine month period ended September 30, 2009, Doral Financial would have recognized $6.0 million and $20.6 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also includes interest reversal on loans placed on non-accrual status during the quarter and nine month period ended September 30, 2009.
The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets (“NPAs”) as of the dates indicated:

TABLE W
NON-PERFORMING ASSETS
(Dollars in thousands)

	AS OF	AS OF
	SEPTEMBER 30, 2009	DECEMBER 31, 2008
Non-performing loans:

Residential mortgage loans — held for sale (1)	$4,088	$4,942
Residential mortgage loans — held for investment	381,075	346,579

Total non-performing residential mortgage loans(2)	385,163	351,521

Other lending activities:
Construction loans	257,728	215,080
Commercial real estate loans	131,561	116,841
Commercial real estate loans — held for sale	63	1,130
Consumer loans	588	685
Commercial non-real estate loans	2,062	1,751
Lease financing receivable	1,198	1,053
Land loans	38,321	29,613

Total non-performing other lending activities	431,521	366,153

Total non-performing loans	816,684	717,674

Repossessed Units	104	191

OREO(3)	93,145	61,340

Total NPAs of Doral Financial (consolidated)	$909,933	$779,205

Loans past due 90 days and still accruing
Consumer loans(4)	$2,713	$2,603
Commercial non-real estate loans(4)	1,091	1,428

Total loans past due 90 days and still accruing	$3,804	$4,031

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	16.72%	14.42%

Total NPAs of Doral Financial as a percentage of consolidated total assets	9.08%	7.69%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	14.87%	13.11%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period(5)	17.49%	18.55%

(1)	Does not include approximately $170.0 million and $120.4 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of September 30, 2009 and December 31, 2008, respectively.

(2)	Includes approximately $9.1 million and $5.3 million of FHA and VA loans where the principal balance of these loans is insured or guaranteed under applicable programs and interest is, in most cases, fully recovered in foreclosure proceedings as of September 30, 2009 and December 31, 2008, respectively.

(3)	Excludes FHA and VA claims amounting to $13.2 million and $17.0 million as of September 30, 2009 and December 31, 2008, respectively.

(4)	Relates to revolving lines of credit and credit cards that are still accruing until 180 days delinquent.

(5)	Refer to non-performing loans and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

Non-performing assets increased by $130.7 million, or 17%, during the nine month period ended September 30, 2009. The increment in non-performing assets was mainly driven by increases in the construction and residential mortgage portfolio as a direct consequence of depressed condition of the housing market and overall macroeconomic trends in Puerto Rico. This increase in non-performing assets occurred largely during the first quarter of 2009. Non-performing assets as of September 30, 2009 increased by only $20.1 million when compared to June 30, 2009.
Non-performing residential mortgage loans increased by $33.6 million, or 10%, when compared to December 31, 2008. The increase in delinquency is mostly attributable to economic stress being experienced by borrowers during the nine month period ended September 30, 2009. Macroeconomic pressure has significantly affected both early stage delinquency and cures from later delinquency segments. Deteriorating performance through the nine month period ended September 30, 2009 has affected the Company’s own portfolio as well as its $8.9 billion portfolio of loans serviced for third parties.
Doral Financial bears a lower credit risk on its mortgage portfolio when compared to other large-scale mortgage bankers in the United States as a result of the characteristics of its portfolio. Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are fixed rate, regular amortizing loans. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value (“LTV”) and whether they are covered by mortgage insurance. Loan-to-value ratios are calculated based on current unpaid balances and original property values.
TABLE X
COMPOSITION OF MORTGAGE NON-PERFORMING ASSETS

COLLATERAL TYPE	LOAN TO VALUE	DISTRIBUTION

FHA/VA loans		2.6%
Loans with private mortgage insurance		7.3%
Loans with no mortgage insurance	< 60%	16.2%
	61-80%	47.9%
	81-90%	16.0%
	Over 91%	10.0%

Total loans		100.0%

Actual loan-to-value ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans. Please refer to paragraphs below for additional information on the assumptions used to establish general reserves for this portfolio.
As part of its regular collection and loss mitigation activities, as of September 30, 2009, the Company has fully restructured $376.2 million of mortgage loans, $304.7 million of these loans have proven repayment capacity for a sufficient amount of time and therefore, have been returned to accruing status. Restructured loans totaling $71.5 million are yet to prove repayment capacity and/or are not complying with their modified contractual terms. Accordingly, the loans continue in non-accrual status and are reported as non-performing loans within Table W above.
Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. For the nine month period ended September 30, 2009, the Company sold 325 OREO properties, representing $27.7 million in unpaid balance.
For the nine month period ended September 30, 2009, non-performing construction loans increased by $42.6 million, or 20%, compared to December 31, 2008. This increase is mainly related to 17 loans with a combined outstanding balance of $52.7 million placed in non-accrual status as they did not meet contractual terms as a result of the current downturn in the construction sector, which has affected housing unit sales in the overall market. The construction loan portfolio is affected by the deterioration in the economy because the underlying loans’ repayment capacity is dependent on the ability to attract buyers and maintain housing prices. In general, the termination in mid December 2008 of the incentive program established by the government of Puerto Rico slowed absorption compared to the trends experienced during 2008. Construction projects financed by the Company experienced lower levels of units’ sales in comparison with 2008 corresponding period.
During most of the past two years, the Company’s construction loan portfolio has experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. As of September 30, 2009 and December 31, 2008, the construction loan portfolio contributed 32% and 30%, respectively, of the Company’s total non-performing loans. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During 2008 and the nine month period ended September 30, 2009, Doral Financial did not enter into commitments to fund new construction loans in Puerto Rico for residential housing projects. Commitments to fund new construction loans in New York amounted to $8.9 million and $12.4 million for the quarters ended September 30, 2009 and 2008, respectively, and to $83.2 million and $54.9 million for the nine month periods ended September 30, 2009 and 2008, respectively. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	September 30, 2009	December 31, 2008

Construction loans(1) (2)	$462,419	$506,031
Total undisbursed funds under existing commitments(2) (3)	56,393	54,160
Total non-performing construction loans(2)	257,728	215,080
Net charge offs — Construction loans(2)	7,412	21,749
Allowance for loan losses — Construction loans(2)	47,631	45,159

Non-performing construction loans to total construction loans	55.7%	42.5%
Allowance for loan losses — construction loans to total construction loans	10.3%	8.9%
Net charge-offs on an annualized basis to total construction loans	2.1%	4.3%

(1)	Includes $289.3 million and $422.6 million of construction loans for residential housing projects as of September 30, 2009 and December 31, 2008, respectively. Also includes $173.1 million and $83.4 million of construction loans for commercial, condominiums and multifamily projects as of September 30, 2009 and December 31, 2008, respectively.

(2)	Excludes land loans.

(3)	Includes undisbursed funds to matured loans and loans in non-accrual status that still disbursing funds.

The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for the periods indicated.
TABLE Y
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTERS ENDED		NINE MONTH PERIODS
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for Loan and Lease Losses:
Balance at beginning of period	$146,769	$122,099	$132,020	$124,733
Provision (recovery) for loan and lease losses:
Construction loans	(1,168)	1,870	9,884	1,986
Residential mortgage loans	7,232	4,048	19,151	10,972
Commercial real estate loans	(4,196)	(1,152)	(1,264)	1,949
Consumer loans	2,605	1,612	7,236	5,538
Lease financing	178	(36)	579	201
Commercial non-real estate loans	656	(362)	3,482	716
Land secured loans	(428)	1,229	(431)	1,316

Total provision for loan and lease losses	4,879	7,209	38,637	22,678

Charge-offs:
Construction loans	(2,505)	(3,905)	(8,059)	(12,238)
Residential mortgage loans	(810)	(217)	(3,029)	(1,416)
Commercial real estate loans	(3,098)	138	(5,133)	(3,889)
Consumer loans	(2,827)	(1,547)	(8,190)	(5,713)
Lease financing	(333)	(376)	(612)	(843)
Commercial non-real estate loans	(815)	(413)	(4,782)	(1,066)

Total charge-offs	(10,388)	(6,320)	(29,805)	(25,165)

Recoveries:
Construction loans	647	—	647	—
Residential mortgage loans	—	—	2	—
Commercial real estate loans	23	11	49	88
Consumer loans	132	105	459	538
Lease financing	16	9	56	210
Commercial non-real estate loans	11	30	24	61

Total recoveries	829	155	1,237	897

Net charge-offs	(9,559)	(6,165)	(28,568)	(24,268)

Balance at end of period	$142,089	$123,143	$142,089	$123,143

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.68%	2.34%	2.68%	2.34%
Provision for loan losses to net charge-offs	51.04%	116.93%	135.25%	93.45%
Net charge-offs on an annualized basis to average loans receivable outstanding	0.72%	0.47%	0.73%	0.94%
Allowance for loan and lease losses to net charge-offs on an annualized basis	374.68%	496.63%	372.01%	252.33%
The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

TABLE Z
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$47,631	9%	$45,159	9%
Residential mortgage loans	49,150	70%	33,026	69%
Commercial — secured by real estate	20,728	14%	27,076	14%
Consumer	7,469	2%	7,964	3%
Lease financing receivable	1,335	0%	1,312	0%
Commercial non-real estate	3,014	3%	4,290	3%
Land secured	12,762	2%	13,193	2%

Total	$142,089	100%	$132,020	100%

Starting in the second half of 2006, Doral Financial has experienced higher levels of delinquencies and noted worsening trends in the Puerto Rico economy that suggest increased credit risk. As a result, the Company increased its loan loss provisions to account for the increased levels of risk and their effect on the portfolio. During 2008 and the nine month period ended September 30, 2009, Puerto Rico experienced deteriorating macroeconomics trends that contributed to continued increases in default levels in the retail business units. Portfolios underlying retail products including residential mortgage and small-commercial real estate have suffered significant increases in default rates.
Doral Financial’s third quarter 2009 provision for loan and lease losses of $4.9 million was down $2.3 million from the comparable prior year period due to the following:
•	An increase in the residential mortgage loan and consumer loan provision of $3.2 million and $1.0 million, respectively, due to deterioration of the Puerto Rico economy driving higher consumer delinquency levels and lower residential real estate absorption levels.

•	A decrease in the construction (including land) loans provision of $4.7 million resulting from lowering the threshold over which loans are individually measured for impairment ($1.5 million) and higher specific reserves established for a few loans during the third quarter of 2008.

•	A decrease in the commercial loan provision of $2.0 million largely resulting from a change in the threshold for impairment testing (from $2.0 million to $1.0 million) together with a change in the methodology to reserve for commercial loans with a balance under $2.0 million based on delinquency levels.

•	Changes in conditions related to management’s reserve for emerging market risks and a loss reserve component based on macro economic or general market factors that led to a reduction of those reserves.
For the nine month period ended September 30, 2009, the provision for loan and lease losses increased by $15.9 million to $38.6 million from $22.7 million for the nine month period ended September 30, 2008. The provision for this period reflected an increase in the provision of all portfolios except for the provision for the commercial loan portfolio which reflected a decrease of $0.4 million. The increase in the provision for loan and lease losses was partially offset by an increase in net charge-offs of $4.3 million, which contributed to a net increase in the allowance for loan and lease losses of $10.1 million for the nine month period ended September 30, 2009. The increase in the provision was largely driven by higher delinquencies (primarily in the construction, residential mortgage and commercial loan portfolios) during the period and continued deterioration in the Puerto Rico economy.
Third quarter 2009 charge-offs net of recoveries of $9.6 million exceed third quarter 2008 net charge-offs of $6.2 million by $3.4 million. Net charge-offs for the nine months ended September 30, 2009 of $28.6 million exceeded net charge-offs for the comparable 2008 period of $24.3 by $4.3 million. Higher charge-offs in the 2009 period result largely from the increased volume of residential loans foreclosed upon and certain other loans determined to be uncollectable in the period.
Net charge-offs for the third quarter of 2009 of $9.6 million exceeded provisions for loan and lease losses of $4.9 million as a result of the higher volume of loans foreclosed upon or otherwise determined to be uncollectable combined with the lower loss provisions for the reasons previously described. Doral Financial has focused attention on shortening the period from default to foreclosure. The foreclosure process in Puerto Rico is more time consuming than in the mainland United States due to elements in the Puerto Rico law. The provision for loan and lease losses for the nine months period ended September 30, 2009 of $38.6 million exceeds the net charge-offs of $28.6 million for the same period due to the large first quarter increase in non-performing loans requiring a significant loss provision and the lower level of loans moved to foreclosure during the first and second quarters of 2009.

The Company evaluates impaired loans and calculates the related valuation allowance based on ASC 310-10-35, Receivables-Measurement of Loan Impairment, (previously SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”)). Commercial and construction loans over $1.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.
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
The following table summarizes the Company’s loans individually reviewed for impairment and the related allowance:

(In thousands)	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Impaired loans with allowance	$251,087	$207,949
Impaired loans without allowance	213,455	120,378

Total impaired loans	$464,542	$328,327

Related allowance	$49,119	$45,099
Average impaired loan portfolio	$399,136	$317,844
As part of the regular loan workout cycle, the Company charges-off the portion of specific reserves for impaired loans that it considers being confirmed losses. Accordingly, certain loans considered impaired and measured for specific reserve in accordance with ASC 310-10 (SFAS No. 114) are carried at an unpaid balance that has already been reduced by charge-offs, and therefore, carry a relatively lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. ASC 310-10 (SFAS No. 114) prohibits the allocation of general reserves for those loans for which an impairment analysis has been conducted and for which no specific reserve is required. As of September 30, 2009, Doral Financial’s construction and commercial real estate portfolio includes $224.2 million of impaired loans that are adequately collateralized and, accordingly, carry no specific reserves.
Doral Financial records an allowance for all performing loans and non-performing small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $1.0 million) on a group basis under the provisions of ASC 450-20-25, Contingencies- Loss Contingencies/Recognition, (previously SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”)). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
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
Counterparty Risk
The Company has exposure to many different counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. Loans, investments, derivatives, repurchase agreements and other borrowings, receivables, among others (including the LBI transaction) expose the Company to counterparty risk. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan, investment or derivative exposure due to the Company. There can be no assurance that any such losses would not materially and adversely affect the Company’s results of operations.
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
General Business, Economic and Political Conditions; Puerto Rico Economy and Fiscal Condition
The Company’s business and earnings are sensitive to general business and economic conditions in Puerto Rico and the United States. Significant business and economic conditions include short-term and long-term interest rates, inflation and the strength of the Puerto Rico and U.S. economies and housing markets. If any of these conditions deteriorate, the Company’s business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household income could decrease the demand for residential mortgage loans and increase the number of customers who become delinquent or default on their loans; or, a dramatically rising interest rate environment could decrease the demand for loans.
Inflation also generally results in increases in general and administrative expenses. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Please refer to “Risk Management” above for a discussion of the effects of changes of interest rates on Doral Financial’s operations.
Markets in the United States and elsewhere have experienced extreme volatility and disruption for nearly 18 months, continuing through the nine month period ended September 30, 2009. The United States, Europe and Japan have entered into recessions that are likely to persist through most of 2009, despite past and expected governmental intervention in the world’s major economies.
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
According to the latest information published by the Puerto Rico Planning Board on August 21, 2009, the Puerto Rico Planning Board expects that recessionary conditions continued in Puerto Rico during the fiscal year ended in June 30, 2009. During fiscal year 2009 the projection is a reduction in real gross national product of between 4.1% and 5.5%, and during fiscal year 2010 the projection is an increase in real gross national product of 2.1%.
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
Fiscal Condition. Puerto Rico is experiencing a fiscal crisis as a result of the structural imbalance between recurring government revenues and expenses. The structural imbalance has been exacerbated during fiscal years 2008 and 2009, with recurring government expenses significantly higher than recurring revenues, which have declined as a result of the multi-year economic contraction mentioned above. In order to bridge the deficit resulting from the structural imbalance, the Puerto Rico government has used non-recurring solutions, such as borrowing from Government Development Bank for Puerto Rico (“GDB”) or in the bond market, and postponing the payment of various government expenses, such as payments to suppliers and utilities providers. The structural deficit for fiscal year 2009 is projected to be $3.2 billion.

Rating Downgrades. The continued fiscal imbalance led to successive downgrades in the Commonwealth of Puerto Rico’s general obligation debt ratings, from “Baa1” by Moody’s Investors Services (“Moody’s”) and “A-” by Standard & Poor’s Rating Services (“S&P”) in fiscal year 2004 to “Baa3” by Moody’s and “BBB-” by S&P currently. Each of the rating agencies has a stable outlook on the Commonwealth’s general obligation debt.
Fiscal Stabilization Plan. The new Puerto Rico government administration, which commenced on January 2, 2009 and controls the Executive and Legislative branches of government, has developed and commenced implementing a multi-year plan designed to achieve fiscal balance and restore economic growth. The fiscal stabilization plan seeks to achieve budgetary balance on or before fiscal year 2013, while addressing expected fiscal deficits in the intervening years through the implementation of a number of initiatives, including the following: (i) a $2.0 billion operating expense reduction plan during fiscal year 2010, through government reorganization and reduction of operating expenses, including payroll as the main component of government expenditures; (ii) a combination of temporary and permanent tax increases, coupled with additional tax enforcement measures; and (iii) a bond issuance program through Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish-language acronym). Before the temporary measures expire in 2013, the administration intends to design and adopt a comprehensive reform of the tax system and a long-term economic development plan to complement the economic reconstruction and supplemental stimulus initiatives described below.
The proceeds expected to be obtained from COFINA bond issuance program will be used to repay existing government debt (including debts with GDB), finance operating expenses of the Commonwealth for fiscal years 2009 through 2011 (and for fiscal year 2012, to the extent included in the government’s annual budget for such fiscal year), including costs related to the implementation of a workforce reduction plan, the funding of an economic stimulus plan, as described below, and for other purposes to address the fiscal imbalance while the fiscal stabilization plan is being implemented. The fiscal stabilization plan seeks to safeguard the investment grade ratings of the Commonwealth’s general obligation debt and lay the foundation for sustainable economic growth. Legislation has already been enacted authorizing the implementation of all the measures in the fiscal stabilization plan.
Economic Reconstruction Plan. The current Puerto Rico government administration has also developed and commenced implementing a short-term economic reconstruction plan. The cornerstone of this plan is the implementation of U.S. federal and local economic stimuli. Puerto Rico will benefit from the American Recovery and Reinvestment Act of 2009 (“ARRA”) enacted by the U.S. government to provide a stimulus to the U.S. economy in the wake of the global economic downturn. Puerto Rico expects to receive approximately $5.0 billion from ARRA during the next two fiscal years, which includes tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, among other measures. The administration will seek to complement the U.S. federal stimulus with additional short- and medium term supplemental stimulus measures seeking to address specific local challenges and providing investment in strategic areas. These measures include a local $500.0 million economic stimulus plan to supplement the federal plan. In addition, to further stimulate economic development and cope with the fiscal crisis, the administration has established a legal framework to authorize and promote the use of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets.
The new administration is also developing a comprehensive long-term economic development plan aimed at improving Puerto Rico’s overall competitiveness and business environment and increasing private-sector participation in the Puerto Rico economy. As part of this plan, the administration will emphasize (i) the simplification and shortening of the permitting and licensing process; (ii) the strengthening of the labor market by encouraging greater labor-force participation and bringing out-of date labor laws and regulations in line with U.S. and international standards and (iii) the adoption of a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fossil fuels, particularly oil, through the promotion of diverse, renewable-energy technologies.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 ( “the Exchange Act”)) as of September 30, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on these proceedings, please refer to Note 24 to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth below. These risk factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our previous filings with the Securities and Exchange Commission. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations. Please also refer to the section titled “Forward Looking Statements” on this Quarterly Report on Form 10-Q.
Risks Related to Our Business
For the nine months period ended September 30, 2009, Doral Financial’s credit quality, including the potential for credit losses on its investment portfolio, continued to be affected by the sustained deterioration of the economic conditions affecting our markets, including higher unemployment levels, much lower absorption rates and further declines in property values.
Doral Financial’s credit quality has continued to be under pressure during the first nine months of 2009 as a result of continued recessionary conditions in Puerto Rico and the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values.
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
There is no certainty that our allowance for loan and lease losses will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and the United States. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets.
Some of our mortgage-backed securities and other investment securities continue to experience declines in their market values as a result of adverse market conditions. As of September 30, 2009, the Company recognized OTTI on six of its non-agency CMOs. For securities determined to be OTTI, management believes they are not more likely than not to be sold before anticipated recovery of remaining amortized cost basis. Management has determined that unrealized losses in its investment portfolio are temporary. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors in the United States and Puerto Rico. Doral Financial’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral.
The actions of the U.S. government, U.S. Federal Reserve, U.S. Treasury and other government and regulatory bodies for the purpose of stabilizing the U.S. financial markets, or market response to those actions may not achieve the intended effect.
On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). The legislation was the result of a proposal by then Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA provides the U.S. Treasury Secretary with the authority to use up to $700.0 billion to, among other things, inject capital into financial institutions and establish the Troubled Asset Relief Program (“TARP”), to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purposes of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury Secretary announced a plan to use up to $250.0 billion of the $700.0 billion approved under the EESA to purchase senior preferred shares in financial institutions, including nine of the nation’s largest banks. The President of the United States also granted authority for the U.S. Treasury Secretary to get access to an additional $100.0 billion of the $700.0 billion approved under the EESA to buy difficult-to-price assets from financial institutions, bringing the total commitment under EESA to $350.0 billion. On November 12, 2008, then Treasury Secretary Paulson announced that the U.S. Treasury Department was abandoning its original strategy to purchase troubled assets from financial institutions through the use of TARP funds under the EESA.

In January 2009, the U.S. Congress effectively released the remaining $350.0 billion of TARP funds to the Obama administration. On February 10, 2009, Treasury Secretary Timothy Geithner put forward a general description of a new Financial Stability Plan, including a revised approach to TARP. The new Financial Stability Plan may commit in excess of $2.0 trillion, from a combination of the remaining $350.0 billion in TARP funds, Federal Reserve funds and private-sector investments.
The new Financial Stability Plan includes: (i) new capital injections into banks that undergo a comprehensive stress test and need an additional capital buffer to help absorb losses; (ii) a new public-private investment fund started by the U.S. Treasury Department, along with the Federal Reserve and the FDIC, to assist in disposition of illiquid assets in the balance sheets of financial institutions (the plan initially seeks to leverage private capital with public funds on an initial scale of $500.0 billion, but potentially up to $1.0 trillion); (iii) an expansion of the previously announced Term Asset-Backed Securities Low Facility Program (“TALF”) from $200.0 billion to $1.0 trillion and the inclusion in such program of commercial mortgage-backed securities; and (iv) the commitment of $50.0 billion from the TARP for foreclosure mitigation programs (this is part of a much broader foreclosure mitigation program included in the Homeowner Affordability and Stability Plan discussed below).
On February 18, 2009, President Obama announced the administration’s Homeowner Affordability and Stability Plan that is designed to, among other things, assist homeowners unable to refinance their loans or struggling to meet their mortgage obligations. The proposed Homeowner Affordability and Stability Plan seeks to help these homeowners by providing: (i) access for borrowers to low-cost financing on conforming loans owned or guaranteed by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”); (ii) a $75.0 billion homeowner stability initiative to prevent foreclosures; and (iii) additional commitments allowing the U.S. Treasury Department to purchase up to an additional $200.0 billion of preferred stock of FNMA and FHLMC and allowing FNMA and FHLMC to increase the size of their retained mortgage portfolios by $50.0 billion. The $75.0 billion homeowner stability proposal includes financial incentives to borrowers and servicers in connection with loan modifications, the development of national standards for loan modifications, and support for the modification of bankruptcy laws to allow bankruptcy judges to modify residential mortgage loans.
The actual impact, however, that the EESA and the new Financial Stability Plan will have on the financial markets, including the extreme levels of volatility and limited credit availability being experienced, is uncertain. The failure of the EESA and the new Financial Stability Plan to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit.
In addition, the U.S. government, the Federal Reserve, the U.S. Treasury Department, the FDIC and other governmental and regulatory bodies have taken, or are considering taking, other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, financial condition, results of operations, or access to credit.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. During the second half of 2008 and the first half of 2009, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access credit and on our business, financial condition and results of operations.
The soundness of other financial institutions could affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our business, financial condition and results of operations.
An additional loss may have to be accrued by Doral Financial with respect to a pending Lehman Brothers Inc. claim.
Doral Financial and Doral Bank PR (combined “Doral”) had counterparty exposure to Lehman Brothers Inc. (“LBI”) in connection with repurchase financing agreements and forward To-Be Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. Doral filed a claim with the SIPC trustee for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and damages. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that the deadline for final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. The SIPC trustee also announced that it expects to have enough assets to cover customer claims but stated that it could not determine at this point what would be available to pay general creditors.
Based on this information, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by ASC 450-10 (SFAS No. 5) and related pronouncements. As a result, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI as of December 31, 2008. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
On August 19, 2009 the SIPC trustee issued notices of determination to Doral (i) denying Doral’s claims for treatment as a customer with respect to the cash and/or securities held by LBI under the repurchase financing agreements and forward agreements between Doral and LBI, and (ii) converting Doral’s claim to a general creditor claim. On September 18, 2009, Doral filed its objection in bankruptcy court to this determination by the SIPC trustee, which objection remains pending.
On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims. The motion asserted that “the colorable customer claims will approach - and, depending on how certain disputed issues are resolved, could exceed - the assets available to the SIPC trustee for distribution.” On October 30, 2009, Doral objected to this motion as premature (since as the SIPC trustee noted the process of marshalling assets in the estate is ongoing) and giving the SIPC trustee unwarranted discretion. Doral also re-affirmed its entitlement to customer treatment.
Once a final determination regarding Doral’s objection is issued and once additional information on the SIPC proceeding is obtained (such as, for example, the amount of customer and general creditor claims and the amount of funds that may be available to cover each class of claims), Doral may need to accrue an additional loss with respect to the net LBI receivable of $21.7 million. Such accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
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

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We expect to face increased regulation of our industry, including as a result of the EESA and the new Financial Stability Plan. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•	The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecast of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the processes.

•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government sponsored entities) on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

•	We may be required to pay in the future significantly higher FDIC assessments on our deposits if market conditions do not improve or if market conditions deteriorate.

•	Higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable. In particular, there is legislation pending in the U.S. Congress that would allow a Chapter 13 bankruptcy plan to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset debtor interest rate and monthly payments to an amount that permits them to remain in their homes.
Doral Financial’s business is concentrated in Puerto Rico and continued weakness of Puerto Rico economy may continue to adversely affect Doral Financial.
Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Adverse political or economic developments, decreases in housing values or natural disasters, such as hurricanes, could result in a downturn in loan originations, an increase in the level of non-performing assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of Doral Financial’s loans and loan servicing portfolio.

Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board on February 9, 2009, Puerto Rico real gross national product decreased 1.8% during the fiscal year ended June 30, 2007. The preliminary figures for the fiscal year ended June 30, 2008 are that the Puerto Rico gross national product decreased by 2.5%.
According to the latest information published by the Puerto Rico Planning Board on August 21, 2009, the Puerto Rico Planning Board expects that recessionary conditions continued in Puerto Rico during the fiscal year ended in June 30, 2009. During fiscal year 2009 the projection is a reduction in real gross national product of between 4.1% and 5.5%, and during fiscal year 2010 the projection is an increase in real gross national product of 2.1%.
The continued adverse economic conditions in Puerto Rico, the recessionary conditions in the United States, as well as increased uncertainty in the credit and real estate markets may also have an adverse effect on the credit quality of the Company’s loan portfolios, as delinquency rates are expected to continue to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Company.
Deteriorating credit quality particularly in real estate loans has adversely impacted Doral Financial and may continue to adversely impact Doral Financial.
Doral Financial has experienced a downturn in credit performances during 2007, 2008 and the first nine months of 2009, and the Company expects credit conditions and the performance of its loan portfolio to continue to deteriorate in the near future. Construction loans to finance residential or commercial projects involve greater credit risk than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. The properties securing these loans are also harder to dispose of in foreclosure. Increases in the allowance for loan and lease losses may be necessary in the future. Accordingly, a decrease in the quality of Doral Financial’s credit portfolio could have a material adverse effect on Doral Financial’s financial condition and results of operations.
Doral Financial is subject to default risk in its loan portfolio.
Doral Financial is subject to the risk of loss from loan defaults and foreclosures with respect to loans originated or acquired. Doral Financial establishes provisions for loan losses, which lead to reductions in the income from operations, in order to maintain the allowance for loan losses at a level which is deemed appropriate by management based upon an assessment of the loan portfolio in accordance with established procedures and guidelines. This process, which is critical to the Company’s financial results and condition, requires difficult, subjective and complex judgments about the future, including forecasts of economic and market conditions that might impair the ability of its borrowers to repay the loans. The Company may have to increase the provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control.
Changes in interest rates could affect Doral Financial’s income and cash flows.
Doral Financial’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Doral Financial’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve Board). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the value of loans, investment securities and mortgage servicing assets, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding.
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
Increases in FDIC insurance assessments may have a material adverse effect on Doral Financial’s earnings.
During 2008 and continuing into 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the US Congress and the FDIC have instituted two temporary programs to further insure customer deposits at FDIC-member banks: (i) deposit accounts are now insured up to $250,000 per customer (up from $100,000) until December 31, 2013; and (ii) certain non-interest bearing transactional accounts are fully insured (unlimited coverage) until June 30, 2010. These programs have placed additional stress on the deposit insurance fund.
The FDIC has already increased the amount of the insurance assessments that we will have to pay on our insured deposits during 2009 because market developments have led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn has led to a depletion of the insurance fund of the FDIC and a reduction of the ratio of reserves to insured deposits. In May 2009, the FDIC adopted a final rule, effective June 30, 2009, that imposed a special assessment of five cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter of 2009.
On September 29, 2009, in order to strengthen the cash position of the FDIC’s Deposit Insurance Fund immediately, the FDIC issued a notice of proposed rulemaking that would require our banking subsidiaries to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC is proposing a three-basis point increase in assessment rates effective on January 1, 2011. Under the proposed rule each institution’s deposit assessment base would be calculated using its third quarter 2009 deposit assessment base, adjusted quarterly for an estimated 5 percent annual growth rate in the deposit assessment base through the end of 2012. The prepaid assessment would be collected on December 30, 2009 and would be mandatory for all institutions (subject to the exercise of the FDIC’s discretion to exempt an institution if the FDIC determines that the prepayment would affect the safety and soundness of the institution). If this rule is adopted as proposed by the FDIC, we have estimated that our total prepaid assessments would be approximately $71.9 million, which according to the proposed rule would be recorded as a prepaid expense (asset) as of December 30, 2009. The prepaid assessments would be amortized and recognized as an expense over the following three years.
We are generally unable to control the amount of assessments that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, or if our risk rating deteriorates for purposes of determining the level of our FDIC insurance assessments, we may be required to pay even higher FDIC insurance assessments than the recently increased levels. Any future increases in FDIC insurance assessments may materially adversely affect our results of operations.
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect Doral Financial’s financial statements. Three of Doral Financial’s most critical estimates are the level of the allowance for loan and lease losses, the valuation of mortgage servicing rights and the amount of its deferred tax asset. Due to the inherent nature of these estimates Doral Financial may significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, and may recognize a significant provision for impairment of its mortgage servicing rights. If Doral Financial’s allowance for loan and lease losses is not adequate, Doral Financial’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, Doral Financial may increase its allowance for loan and lease losses, which could have a material adverse effect on its capital and results of operations.
As of September 30, 2009, Doral Financial had a deferred tax asset of approximately $126.4 million. The deferred tax asset is net of a valuation allowance of $389.5 million. The realization of Doral Financial’s deferred tax asset ultimately depends on the existence of sufficient taxable income to realize the value of this asset. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that Doral Financial will be required to record adjustments to the valuation allowance in future reporting periods. Doral Financial’s results of operations would be negatively impacted if it determines that increases to its deferred tax asset valuation allowance are required in a future reporting period.
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
A loan that does not comply with these representations and warranties may take longer to sell, may impact Doral Financial’s ability to obtain third-party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before Doral Financial detects a noncompliance, Doral Financial may be obligated to repurchase the loan and bear any associated loss directly, or Doral Financial may be obligated to indemnify the purchaser against any such loss, either of which could reduce Doral Financial’s cash available for operations and liquidity. The Company’s current management team believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate the Company’s lending policies. Doral Financial seeks to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. Doral Financial does not have a reserve on its financial statements for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be significant. Losses associated with defective loans may adversely impact our results of operations or financial condition.
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
A relatively large portion of Doral Financial’s funding is retail brokered deposits issued by Doral Bank PR. Total brokered deposits as of September 30, 2009 for Doral Financial were $2.4 billion. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect Doral Financial’s ability to fund a portion of its operations and/or meet obligations.
Adverse credit market conditions may affect Doral Financial’s ability to meet its liquidity needs.
The credit markets have recently been experiencing extreme volatility and disruption. During the last twelve months, the volatility and disruptions reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity of certain issuers.
Doral Financial needs liquidity to, among other things, pay its operating expenses, interest on its debt and dividends on its preferred stock (if dividends are declared and paid), maintain its lending activities and replace certain maturing liabilities. Without sufficient liquidity, Doral Financial may be forced to curtail its operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and Doral Financial’s credit capacity. Doral Financial’s cash flows and financial condition could be materially affected by continued disruptions in the financial markets.
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
On June 17, 2009, the U.S. Treasury Department released a white paper entitled Financial Regulatory Reform-A New Foundation: Rebuilding Financial Regulation and Supervision, which outlined the Obama administration’s plan to make extensive and wide ranging reforms to the U.S. financial regulatory system. The plan contains proposals to, among other things, (i) create a new financial regulatory agency called the Consumer Financial Protection Agency, (ii) eliminate the federal thrift charter and create a new national bank supervisor; (iii) dispose of the interstate branching framework of the Riegle-Neal Act by giving national and state-chartered banks the unrestricted ability to branch across state lines, (iv) establish strengthened capital and prudential standards for banks and bank holding companies, (v) increase supervision and regulation of large financial firms, and (vi) create an Office of National Insurance within the U.S. Treasury Department.
We cannot predict the substance or impact of any change in regulation, whether by regulators or as a result of legislation enacted by the United States Congress or by the Puerto Rico Legislature, or in the way such statutory or regulatory requirements are interpreted or enforced. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.
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
Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The enforcement powers available to federal banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions. Doral Financial and Doral Bank PR have entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner, which, among other things, prohibit the Company’s banking subsidiaries from paying dividends to the parent company, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval and require Doral Bank PR to take various actions to ensure compliance with the provisions of the Bank Secrecy Act. While the FDIC and the Office of the Commissioner have lifted their consent orders, these banking regulators could take further action with respect to Doral Financial or our banking subsidiaries and, if any such further action were taken, such action could have a material adverse effect on Doral Financial. The Company’s banking regulators could take additional actions to protect the Company’s banking subsidiaries or to ensure that the holding company remains as a source of financial and managerial strength to its banking subsidiaries, and such action could have adverse effects on the Company or its stockholders.
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect Doral Financial’s financial statements.
Doral Financial’s financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. Accordingly, from time to time Doral Financial is required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (the “FASB”). Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed by Doral Financial in its filings with the SEC. An assessment of proposed standards is not provided as such proposals are still subject to change. It is possible that future accounting standards that Doral Financial is required to adopt could change the current accounting treatment that Doral Financial applies to its consolidated financial statements and that such changes could have a material adverse effect on Doral Financial’s financial condition and results of operations.
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

Doral Financial may be required to advance significant amounts to cover the reasonable legal and other expenses of its former officers and directors.
Under Doral Financial’s by-laws, Doral Financial is obligated to pay in advance the reasonable expenses incurred by former officers and directors in defending civil or criminal actions or proceedings pending final disposition of such actions. Since 2005, Doral Financial has been advancing funds on behalf of various former officers and directors in connection with the grand jury proceeding referred to above and ongoing investigations by the Securities and Exchange Commission relating to the restatement of Doral Financial’s financial statements. On March 6, 2008, a former treasurer of Doral Financial was indicted for alleged criminal violations involving securities and wire fraud. On August 13, 2009, the former treasurer filed an action against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that the former treasurer has incurred in connection with the criminal indictment. In addition, the complaint claims that Doral Financial fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. Doral intends to vigorously defend this action. While Doral Financial may be able to recover amounts advanced following a final disposition of the matter and may contest the reasonableness of the amounts requested to be advanced, the amounts required to be advanced in a lengthy criminal proceeding could be substantial and could materially adversely affect Doral Financial’s results of operations.
Risks Related to Our Common Stock
Additional issuances of common stock or securities convertible into common stock may further dilute existing holders of our common stock; we may not receive stockholder approval to increase our authorized capital to raise additional equity capital.
We may determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of our common stock, securities convertible into or exchangeable for shares of our common stock, or common-equivalent securities to fund strategic initiatives or other business needs or to raise additional capital. Depending on our capital needs, we may make such a determination in the near future or in subsequent periods. The market price of our common stock could decline as a result of any such future offering, as well as other sales of a large block of shares of our common stock or similar securities in the market thereafter, or the perception that such sales could occur.
In addition, such additional equity issuances would reduce any earnings available to the holders of our common stock and the return thereon unless our earnings increase correspondingly. We cannot predict the timing or size of future equity issuances, if any, or the effect that they may have on the market price of the common stock. The issuance of substantial amounts of equity, or the perception that such issuances may occur, could adversely affect the market price of our common stock.
We may need to increase our authorized capital in order to raise equity capital in the future. However, our stockholders may not approve an increase of our authorized capital. Any failure to receive such approval would impair our ability to raise additional equity capital.
Dividends on our common stock have been suspended; Doral Financial may not be able to pay dividends on its common stock in the future.
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. On April 25, 2006, we announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, our board of directors had suspended the quarterly dividend on the common stock. In addition, we will be unable to pay dividends on our common stock unless and until we resume payments of dividends on our preferred stock, which were suspended by the Board of Directors in March 2009.

Our ability to pay dividends in the future is limited by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over the Company and such other factors deemed relevant by our board of directors. Under an existing consent order with the Federal Reserve, we are restricted from paying dividends on our capital stock without the prior written approval of the Federal Reserve. We are required to request permission for the payment of dividends on our common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date. We may not receive approval for the payment of such dividends in the future or, even with such approval, our board of directors may not resume payment of dividends.
The market price of our common stock may be subject to continued significant fluctuations and volatility.
The stock markets have recently experienced high levels of volatility. These market fluctuations have adversely affected, and may continue to adversely affect, the market price of our common stock. In addition, the market price of our common stock has been subject to significant fluctuations and volatility because of factors specifically related to our businesses and may continue to fluctuate and further decline. Factors that could cause such fluctuations, volatility or further decline in the market price of our common stock, many of which could be beyond our control, include the following:
•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in governmental regulations or proposals, or new government regulations or proposals, affecting us, including those relating to the current financial crisis and global economic downturn and those that may be specifically directed to us;

•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in our principal markets;

•	the departure of key personnel;

•	changes in the credit, mortgage and real estate markets;

•	operating results that vary from expectations of management, securities analysts and investors; and

•	operating and stock price performance of companies that investors deem comparable to us.
All of our debt obligations and our preferred stock will have priority over our common stock with respect to payment in the event of a liquidation, dissolution or winding up.
In any liquidation, dissolution or winding up of Doral Financial, our common stock would rank below all debt claims against us and all of our outstanding shares of preferred stock. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation or dissolution until after our obligations to our debt holders and holders of preferred stock have been satisfied.
Our certificate of incorporation, our by-laws, certain banking law provisions and our security holders and registration rights agreement contain provisions that could discourage an acquisition or change of control of the Company.
Our shareholders’ agreement, certain provisions under Puerto Rico and federal banking laws and regulations, together with certain provisions of our certificate of incorporation and by-laws, may make it more difficult to effect a change in control of our company, to acquire us or to replace incumbent management. These provisions could potentially deprive our stockholders of opportunities to sell shares of our common stock at above-market prices.
Our controlling shareholder is able to determine the outcome of any matter that may be submitted for a vote of the shareholders.

Our principal shareholder represented approximately 83.8% of our outstanding common stock as of September 30, 2009. The interests of our controlling shareholder may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders. Our controlling shareholder will generally have sufficient voting power to determine the outcome of corporate actions submitted to the shareholders for approval and to influence our management and affairs, including a merger or consolidation of our Company, a sale of all or substantially all of the assets of our Company, an amendment of our organizational documents and the election of members of our board of directors. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our common stock, and the trading prices of our common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price. In addition, this concentration of ownership may prevent attempts to remove or replace senior management.
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

Exhibit
Number	Description
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

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by

Exhibit
Number	Description
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

10.8
Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.9
Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

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

Exhibit
Number	Description
10.14
Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).

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

DORAL FINANCIAL CORPORATION (Registrant)
Date: November 6, 2009	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: November 6, 2009	/s/ Robert E. Walhman
Robert E. Wahlman
Executive Vice President and Chief Financial Officer