Form 10-K
period 2009-12-31
DORAL FINANCIAL CORP
filed 2010-02-26
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
     $34,038,544, approximately, based on the last sale price of $2.50 per share on the New York Stock Exchange on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,064,303 shares as of February 22, 2010.
Documents Incorporated by Reference:
Part III incorporates certain information by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders

DORAL FINANCIAL CORPORATION
2009 ANNUAL REPORT ON FORM 10-K

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
Forward-looking statements are, by their nature, subject to risks and uncertainties. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:
•	the continued recessionary conditions of the Puerto Rico and the United States economies and the continued weakness in the performance of the United States capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increasing pricing of our funding sources, including brokered certificates of deposits;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets which may lead to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary-impairment (“OTTI”) of such assets under generally accepted accounting principles in the United States of America (“GAAP”);

•	our ability to derive sufficient income to realize the benefit of our deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions,

which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	our ability to collect payment of a receivable from Lehman Brothers, Inc. (“LBI”), which results from the excess of the value of securities owned by Doral Financial that were held by LBI above the amounts owed by Doral Financial under certain terminated repurchase agreements and forward agreement;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States as a result of, among other things, recent legislative and regulatory proposals made by the federal government, which may lead to various changes in bank regulatory requirements, including required levels and components of capital;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	to the extent we make any acquisitions, including FDIC-assisted acquisitions of assets and liabilities of failed banks, risks and difficulties relating to combining the acquired operations with our existing operations;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K; and

•	the other risks and uncertainties detailed in Part I, Item 1.A “Risk Factors” in this Annual Report on Form 10-K.

PART I
Item 1. Business
GENERAL
Overview
Doral Financial Corporation (“Doral Financial” or the “Company”) was organized in 1972 under the laws of the Commonwealth of Puerto Rico and operates as a bank holding company. Doral Financial’s operations are principally conducted in Puerto Rico. The Company also operates in the New York City metropolitan area. Doral Financial’s principal executive offices are located at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717, and its telephone number is (787) 474-6700.
Doral Financial manages its business through three operating segments that are organized by legal entity and aggregated by line of business: banking (including thrift operations), mortgage banking and insurance agency. In the past, the Company operated a fourth operating segment: institutional securities. For additional information regarding the Company’s segments please refer to “Operating Segments” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to Note 42 of the Consolidated Financial Statements.
Banking. Through its principal banking subsidiary, Doral Bank, a Puerto Rico commercial bank (“Doral Bank PR”), Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans (primarily residential real estate mortgage loans), invests in mortgage-backed securities as well as in other investment securities, and offers traditional banking services. Approximately 93% of Doral Bank PR’s loan portfolio is secured by real estate. Doral Bank PR operates 35 branch offices in Puerto Rico. Loans are primarily originated through the Company’s mortgage banking entity, Doral Mortgage, LLC (“Doral Mortgage”), which is a subsidiary of Doral Bank PR and is primarily engaged in the origination of mortgage loans on behalf of Doral Bank PR. Loan origination activities are primarily conducted through the branch office network and centralized loan departments. Internal mortgage loan originations are also supplemented by wholesale loan purchases from third parties. As of December 31, 2009, Doral Bank PR had total assets and total deposits of $9.3 billion and $4.6 billion, respectively.
This segment also includes the operations conducted through Doral Bank PR’s subsidiaries, Doral Money, Inc. (“Doral Money”), which engages in commercial and construction lending in the New York City metropolitan area, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of real property securing an interim construction loan. During the third quarter of 2009, Doral Money organized a new middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.
On July 1, 2008, Doral International, Inc., which was a subsidiary of Doral Bank PR licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”), was merged with and into Doral Bank PR in a transaction structured as a tax free reorganization. On December 16, 2008, Doral Investment International LLC (“Doral Investment”) was organized to become a new subsidiary of Doral Bank PR under the IBC Act, but is not operational.
Doral Financial also operates a federal savings bank in New York, under the name of Doral Bank, FSB (“Doral Bank NY”) which, following the sale of its eleven retail branches in July 2007, operates through a single branch. Doral Bank NY gathers deposits primarily through an internet-based platform and originates and invests in loans, consisting primarily of interim loans secured by multifamily apartment buildings and other commercial properties, and also invests in investment securities. As of December 31, 2009, Doral Bank NY had total assets and total deposits of $108.4 million and $83.1 million, respectively.
Mortgage Banking. This segment previously related to the business activities of the holding company (Doral Financial). Prior to 2007, the holding company and various of its subsidiaries were engaged in mortgage originations, securitization, servicing and related activities. As part of its business transformation effort, Doral Financial transferred its mortgage origination and servicing platforms, subject to certain exclusions, to Doral Bank

PR (including its wholly-owned subsidiary, Doral Mortgage). The Company’s mortgage origination business is conducted by Doral Mortgage, and the Company’s mortgage servicing business is operated by Doral Bank PR. Prior to July 2007, the origination of residential mortgage loans and the servicing of these loans was principally conducted through an operating division of the holding company and a number of mortgage banking subsidiaries of the holding company. Loans that were not securitized or sold in the secondary market were generally funded by Doral Bank PR under a master production agreement. With the exception of Doral Mortgage, operations of all other mortgage banking subsidiaries were ceased. The holding company, which is considered part of the mortgage banking segment, also held a substantial portfolio of investment securities. Substantially all new loan origination and investment activities at the holding company level were also terminated.
Insurance Agency. Doral Financial through its wholly-owned subsidiary, Doral Insurance Agency, Inc. (“Doral Insurance Agency”), offers property, casualty, life and title insurance as an insurance agency, primarily to its mortgage loan customers.
Institutional Securities. During 2006, the Company reduced the operations of Doral Securities, Inc. (“Doral Securities”) and sold substantially all of Doral Securities’ investment securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.
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
Company Structure
Doral Financial conducts its activities primarily through its wholly-owned subsidiaries, Doral Bank PR, Doral Bank NY, Doral Insurance Agency, and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates four wholly-owned subsidiaries: Doral Mortgage, Doral Money, Doral Investment and CB, LLC.

On July 19, 2007, Doral Holdings Delaware, LLC (“Doral Holdings”), purchased 48,412,698 shares of Doral Financial common stock for an aggregate purchase price of $610.0 million (note that all share and per share information presented in this Annual Report on Form 10-K has been adjusted to reflect a 1-for-20 reverse stock split effective August 17, 2007). Doral Holdings and its direct and indirect parent companies, Doral Holdings LP and Doral Holdings GP, Ltd, were newly formed bank holding companies created in connection with investments in Doral Holdings, LP by Irving Place Capital (formerly known as Bear Stearns Merchant Banking) and other investors, including funds managed by Marathon Asset Management, Perry Capital, the DE Shaw Group and Tennenbaum Capital. As a result of this transaction Doral Holdings initially owned 90% of the outstanding common stock of Doral Financial. This transaction is referred to in this Annual Report on Form 10-K as the “Recapitalization.” As of December 31, 2009, due to the exchanges of preferred stock to common stock settled during the year (refer to Note 37 of the Consolidated Financial Statements for additional information on the stock exchanges), Doral Holdings’ share of the issued and outstanding common stock of Doral Financial was approximately 78%.
Banking Activities
Doral Financial is engaged in retail banking activities in Puerto Rico through its principal banking subsidiary. Doral Bank PR operates 35 branches in Puerto Rico and offers a variety of consumer loan products as well as deposit products and other retail banking services. Doral Bank PR’s strategy is to combine excellent service with an improved sales process to capture new clients and cross-sell additional products and provide solutions to existing clients. As of December 31, 2009, Doral Bank PR and its subsidiaries had a loan portfolio, classified as loans receivable, of approximately $5.1 billion, of which approximately $4.7 billion consisted of loans secured by residential real estate, including real estate development projects and a loan portfolio, classified as loans held for sale, of approximately $180.1 million.
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
Doral Financial is also engaged in the banking business in the New York City metropolitan area through its federal savings bank subsidiary, Doral Bank NY. Before July 27, 2007, Doral Bank NY operated through eleven retail branches located in the New York City metropolitan area. On July 27, 2007, Doral Bank NY sold its eleven existing branches in the New York City metropolitan area to New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp. Doral Financial retained Doral Bank NY’s federal thrift charter and currently operates through a single branch. It gathers deposits through an internet-based platform. Doral Bank NY invests primarily in interim loans secured by multi-family apartment buildings and other commercial properties located in the New York City metropolitan area, as well as in taxi medallion loans.
Doral Money is also engaged in the mortgage banking business in the New York City metropolitan area and in the third quarter of 2009 organized a new middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.
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
Commercial Lending
Due to worsening economic conditions in Puerto Rico, new commercial lending activity was limited during 2008 and 2009. At December 31, 2009, commercial loans totaled $999.1 million, or 19.6%, of Doral Bank PR and its subsidiaries’ gross loans receivable portfolio which included $707.4 million in commercial loans secured by real estate. Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, Doral Bank PR’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.
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
As mentioned above, Doral Money’s new syndicated lending unit commenced operations during the third quarter of 2009. Syndicated corporate loans are credit facilities sourced primarily from financial institutions that are acting as lenders and arrangers in these syndications. Borrowers are domiciled in the U.S. or the vast majority of their revenues must be generated in the U.S. All borrowers have external public ratings or a rating letter from Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investors Services (“Moody’s”).
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
Consumer Loans
Doral Bank PR also provides consumer credit and personal secured loans. At December 31, 2009, consumer loans totaled $73.9 million, or 1.4%, of its gross loans receivable portfolio. Doral Bank PR’s consumer loan portfolio is subject to certain risks, including: (i) amount of credit offered to consumers in the market; (ii) interest rate increases; (iii) consumer bankruptcy laws which allow consumers to discharge certain debts; and (iv) continued recessionary conditions and/or additional deterioration of the Puerto Rico economy and the United States economy. Doral Bank PR attempts to reduce its exposure to such risks by: (i) individually reviewing each loan request and renewal; (ii) utilizing a centralized approval system for loans in excess of $25,000; (iii) strictly adhering to written credit policies; and (iv) conducting an independent credit review.
Leasing Activities
Doral Bank PR offers open-ended leases pursuant to which the lessee is responsible for the residual value of the leased unit. At December 31, 2009, Doral Bank PR held $13.7 million in leases, representing less than one percent of its gross loans receivable portfolio. During 2009, approximately 90.5% of all lease loan portfolio were automobile leases. The remaining loan portfolio were primarily medical equipment and construction equipment leases. While the granting of leases is governed by Doral Financial’s general credit policies and procedures, due to the nature of the exposure, additional credit parameters are applied to leases. Automobile leasing is done by way of finance leases, where the lessee is responsible for any residual value at the end of the lease term. The credit risk associated with this product is generally higher than commercial lending. Doral Bank PR tries to mitigate these risks by making the lessee responsible for the residual value and using a sound credit underwriting process. Credit controls, include but are not limited to, dollar limit amounts on new vehicle leases, maximum amounts on residuals, maximum terms, obligatory insurance, minimum income parameters, maximum debt service-to-income parameters and certain credit history parameters. Due to worsening economic conditions in Puerto Rico, new lending activity was limited during 2008 and 2009.
Construction Lending
Under current market conditions in Puerto Rico, the Company has ceased financing new construction of single family residential and commercial real estate projects, including for land development, in Puerto Rico. Doral will continue to evaluate and appraise market conditions to determine if and when it will resume such financing. Doral Bank had traditionally been a leading player in Puerto Rico in providing interim construction loans to finance residential development projects, primarily in the affordable and mid-range housing markets. In 2006, the Company reassessed its risk exposure to the sector and made a strategic decision to restrict construction lending to established clients with proven track records. In late 2007, as a result of the continued downturn in the Puerto Rico housing market, the Company decided that it would no longer underwrite new development projects and focus its efforts on collections, including assisting developers in marketing their properties to potential home buyers. As of December 31, 2009, Doral Bank PR had approximately $427.0 million in construction and land loans gross. Construction loans extended by the Company to developers are typically adjustable rate loans, indexed to the prime rate, with terms generally ranging from 12 to 36 months.
As of December 31, 2009, management has determined to foreclose approximately 20 non-performing residential development properties with an outstanding balance of approximately $125.8 million in order to accelerate sales of the individual units. Most of these projects are in a mature stage of the development with approximately 85% complete or close to completion. Accordingly, impairment of these loans and determination of required loan loss reserves was measured based on the fair value of the collateral. Management continues to evaluate the best course of action to optimize loan recoveries on all non-performing properties, and will regularly assess all projects in choosing its course of action.
Doral Bank NY and Doral Money also extend interim, construction loans and bridge loans secured by multifamily apartment buildings and other commercial properties in the New York City metropolitan area. As of December 31,

2009, Doral Bank NY and Doral Money had a portfolio of $26.4 million and $77.5 million in interim and bridge loans, respectively.
Doral Financial’s construction loan portfolio is subject to certain risks, including: (i) continued recessionary conditions and/or additional deterioration of the Puerto Rico economy and the United States economy; (ii) continued deterioration of the United States and Puerto Rico housing markets; (iii) interest rate increases; (iv) deterioration of a borrower’s or guarantor’s financial capabilities; and (v) environmental risks, including natural disasters. Doral Financial attempts to reduce the exposure to such risks by: (i) individually reviewing each loan request and renewal; (ii) utilizing a centralized approval system for secured loans in excess of $100,000; (iii) strictly adhering to written loan policies; and (iv) conducting an independent credit review.
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
Doral Bank PR originates a wide variety of mortgage loan products, some of which are held for investment and others which are held for sale, that are designed to meet consumer needs and competitive conditions. The principal residential mortgage products are 30-year and 15-year fixed rate first mortgage loans secured by single-family residential properties consisting of one-to-four family units. As of December 31, 2009, balloon loans comprise approximately 13.9% of the Company’s residential mortgage loan portfolio (9.8% of its total loan portfolio). Balloon loans do not fully amortize over the term of the loan requiring a balloon payment at the end of the term to repay the remaining principal balance of the loan. The portfolio of balloon loans was largely originated prior to 2007. The Company does not actively originate these type of loans. Balloon loans are subject to the Company’s underwriting, credit and risk evaluation procedures. None of Doral Bank’s residential mortgage loans have adjustable interest rate features. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by FHA, VA or RHS and those that are not. The latter type of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not are referred to as non-conforming loans.
For additional information on Doral Financial’s mortgage loan originations, refer to Table E — Loan Production included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
Mortgage Origination Channels
Doral Bank PR’s strategy is to defend its mortgage servicing portfolio primarily by internal originations through its retail branch network. Doral Mortgage units are co-located in 34 of Doral Bank PR’s retail bank branches. Doral Bank PR supplements retail originations with wholesale purchases of loans from third parties. The principal origination channels of Doral Financial’s loan origination units are summarized below.
Retail Channel. Doral Bank PR originates loans through its network of loan officers located in each of its 35 retail branches throughout Puerto Rico. Customers are sought through advertising campaigns in local newspapers and television, as well as direct mail and telemarketing campaigns. Doral Bank PR emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers. Doral Bank PR also works closely with residential housing developers and specializes in originating mortgage loans to provide permanent financing for the purchase of homes in new housing projects.
Wholesale Correspondent Channel. Doral Bank PR maintains a centralized unit that purchases closed residential mortgage loans from other financial institutions consisting primarily of conventional mortgage loans. Doral Bank PR underwrites each loan prior to purchase. For the years ended December 31, 2009, 2008, and 2007 total loan purchases amounted to approximately $126.0 million, $181.5 million and $82.7 million, respectively.
For more information on Doral Financial’s loan origination channels, refer to Table F — Loan Origination Sources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

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
Doral Bank PR sells the majority of its conforming mortgage loan originations and retains the majority of its non-conforming loan originations in portfolio. The Company’s underwriting process is established to achieve a uniform rules-based standard while targeting high quality non-conforming loan originations which is consistent with the Company’s goal of retaining a greater portion of its mortgage loan production.
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
Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees. In general, Doral Bank PR’s servicing agreements are terminable by the investors for cause. However, certain servicing arrangements, such as those with FNMA and FHLMC, contain termination provisions that may be triggered by changes in the servicer’s financial condition that materially and adversely affect its ability to provide satisfactory servicing of the loans. As of December 31, 2009, approximately 29%, 7% and 26% of Doral Financial’s mortgage loans serviced for others related to mortgage servicing for FNMA, FHLMC and GNMA, respectively. As of December 31, 2009, Doral Bank PR serviced approximately $8.7 billion in mortgage loans on behalf of third parties. Termination of Doral Bank PR’s servicing rights by any of these agencies could have a material adverse effect on Doral Financial’s results of operations and financial condition. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with this type of servicing arrangement is evaluated solely based on ancillary income, float, late fees, prepayment penalties and costs.
Doral Bank PR’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Bank PR may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. For additional information regarding the composition of Doral Financial’s servicing portfolio as of each of the Company’s last three fiscal year-ends, please refer to Table G — Loans Serviced for Third Parties in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

The degree of credit risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or FHLMC, or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. Prior to 2006, Doral Financial often sold non-conforming loans on a partial recourse basis. These recourse obligations were retained by Doral Financial when Doral Bank PR assumed the servicing rights from Doral Financial. For additional information regarding recourse obligations, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Off-Balance Sheet Activities” in this report.
Sale of Loans and Securitization Activities
Doral Financial sells or securitizes a portion of the residential mortgage loans that it originates and purchases to generate income. These loans are underwritten to investor standards, including that of FNMA, FHLMC, and GNMA. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA, RHS or VA loans into pools of $1.0 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2009, 2008 and 2007, Doral Financial issued approximately $377.3 million, $333.8 million and $155.4 million, respectively, in GNMA-guaranteed mortgage-backed securities.
Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1.0 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2009, 2008 and 2007, Doral Financial securitized approximately $53.6 million, $40.4 million and $78.1 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2009, 2008 and 2007, Doral Financial sold approximately $35.0 million, $54.5 million and $62.6 million, respectively, of loans through the FNMA and FHLMC cash window programs.
When the loans backing a GNMA security are initially securitized they are treated as sales and the Company continues to service the underlying loans. The Company is required to bring individual delinquent GNMA loans that it previously accounted for as sold back onto its books as loan assets when, under the GNMA Mortgage-Backed Securities Guide, the loan meets GNMA’s specified delinquency criteria and is eligible for repurchase. The rebooking of GNMA loans is required (together with a liability for the same amount) regardless of whether the bank, as seller-servicer, intends to exercise the repurchase (buy-back option) since the Company is deemed to have regained effective control over these loans.
At December 31, 2009 and 2008, the loans held for sale portfolio includes $128.6 million and $165.6 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase. Payment on these loans is guaranteed by FHA. In December 2009, the Company repurchased $118.3 million of GNMA defaulted loans. These loans were classified as held for investment.
Prior to the fourth quarter of 2005, Doral Financial’s non-conforming loan sales were generally made on a limited recourse basis. As of December 31, 2009, 2008 and 2007, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse was approximately $0.8 billion, $1.0 billion and $1.1 billion, respectively, which included recourse obligations to FNMA and FHLMC as of such dates of approximately $0.7 billion, $1.0 billion and $1.0 billion, respectively. As of December 31, 2009, 2008 and 2007, Doral Financial had a recourse liability of $9.4 million, $8.8 million and $11.8 million, respectively, to reflect estimated losses from such recourse arrangements.
During 2008, Doral Financial refined its estimate for determining expected losses from recourse obligations as it began to develop more data regarding historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. This actual data on losses showed a substantially different experience than that used for newer loans for which insurance quotes are published. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2009 and 2008, but actual future recourse obligations may be different and a different result may have been obtained if the Company had used another method for estimating this liability.
In the past the Company sold non-conforming loans to major financial institutions in the U.S. mainland on a non-recourse basis, except recourse for certain early defaults. Since 2007 the Company is retaining all of its non-conforming loan production in its loan receivable portfolio. While the Company currently anticipates that it will continue to retain its non-conforming loan production in portfolio, in the future, the Company may seek to continue to diversify secondary market outlets for its non-conforming loan products both in the U.S. mainland and Puerto Rico.
In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loans sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with purchasers to review the claims and correct alleged documentation deficiencies. For the years ended December 31, 2009, 2008 and 2007 repurchases amounted to $13.7 million, $9.5 million and $3.7 million, respectively. Please refer to Item 1A. Risk Factors, “Risks related to our business — Defective and repurchased loans may harm our business and financial condition,” and Item 7. Management’s Discussion and Analysis and Results of Operations, “—Liquidity and Capital Resources” for additional information.
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
Insurance Agency Activities
In order to take advantage of the cross-marketing opportunities provided by financial modernization legislation, enacted in 2000, Doral Financial entered the insurance agency business in Puerto Rico. On February 27, 2008, Doral Insurance Agency acquired an insurance portfolio of approximately 11,000 policies from CitiSeguros P. R. Retail Banking., a subsidiary of Citigroup, Inc. Doral Insurance Agency currently earns commissions by acting as agent in connection with the sale of insurance policies issued by unaffiliated insurance companies. During 2009, 2008 and 2007, Doral Insurance Agency produced insurance fees and commissions of $12.0 million, $12.8 million and $9.5 million, respectively. Doral Insurance Agency’s activities are closely integrated with the Company’s mortgage loan originations with most policies sold to mortgage customers. Future growth of Doral Insurance Agency’s revenues will be tied to the Company’s level of mortgage originations, its ability to expand the products and services it provides and its ability to cross-market its services to Doral Financial’s existing customer base.
Institutional Securities Operations
Doral Financial has been steadily decreasing the operations of this segment. During 2006, the Company sold substantially all of Doral Securities’ investment securities and during the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into Doral Financial, with Doral Financial remaining as the surviving corporation.
Puerto Rico Income Taxes
The maximum statutory corporate income tax rate in Puerto Rico is 39.0%. Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR or any other Puerto Rico subsidiary subject to tax under the PR Code.
On March 9, 2009, the Governor of Puerto Rico signed into law various legislative bills as part of a plan to stimulate the Puerto Rico economy and address recurring government budget deficits by reducing government expenses and increasing government revenues. One of these measures establishes for calendar years 2009 to 2011 a special 5.0% surtax on corporations that have gross income in excess of $100,000 (a corporation subject to such surtax would have to pay an additional tax of 5.0% of its total tax liability). This increases the Company’s income tax rate from 39.0% to 40.9% for tax years from 2009 to 2011.
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
On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity (Doral International) to Doral Bank PR to increase the level of its interest earning assets. The transfer was carried out pursuant to a merger of Doral International with and into Doral Bank PR, its parent company, which merger was structured as a tax free reorganization. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, for which interest income and gain on sale, if any, was exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States. Refer to Note 31 of the accompanying Consolidated Financial Statements for additional information.
United States Income Taxes
Except for Doral Bank NY and Doral Money, Doral Financial and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its Puerto Rico subsidiaries are generally only required to pay U.S. federal income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from U.S. sources. Doral Bank NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States. Dividends paid by Doral Bank NY to Doral Financial or by Doral Money to Doral Bank PR are subject to a 10% withholding tax. Please refer to Note 31 of the accompanying Consolidated Financial Statements for additional information.
Employees
As of December 31, 2009 Doral Financial employed 1,154 persons compared to 1,406 as of December 31, 2008. Of the total number of employees 1,124 were employed in Puerto Rico and 30 employed in New York City as of December 31, 2009, compared to 1,382 employed in Puerto Rico and 24 employed in New York City as of December 31, 2008, respectively. As of December 31, 2009, of the total number of employees, 324 were employed in loan production and servicing activities, 557 were involved in branch operations, and 273 in administrative activities. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.

Segment Disclosure
For information regarding Doral Financial’s operating segments, please refer to Note 42 to accompanying Consolidated Financial Statements, “Segment Information,” and the information provided under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Operating Segments” in this report.
Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico-based operations accounted for 95% of Doral Financial’s consolidated assets as of December 31, 2009 and 100% of Doral Financial’s consolidated losses for the year then ended. Approximately 73% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	Year Ended December 31,
	2009	2008	2007
Puerto Rico	74%	86%	96%
United States	26%	14%	4%
The increase in originations in the U.S. is due to loans originated by the new syndicated lending unit.
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
The Commonwealth of Puerto Rico
General. The Island of Puerto Rico, located in the Caribbean, is approximately 100 miles long and 35 miles wide, with an area of 3,423 square miles. The United States Census Bureau estimated that the population of Puerto Rico was 3,967,288 as of July 1, 2009. Puerto Rico is the fourth largest and most economically developed of the Caribbean islands. Its capital, San Juan, is located approximately 1,600 miles southeast of New York City and had an estimated population of 422,665 as of July 1, 2008 according to the latest estimate published by the United States Census Bureau.
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
There is a federal district court in Puerto Rico and most federal laws are applicable to Puerto Rico. The United States postal service operates in Puerto Rico in the same manner as in the mainland United States. The people of Puerto Rico are citizens of the United States, but do not vote in national elections, and are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives, and has limited voting rights in committees and sub-committees of the House of Representatives. Most federal taxes, except those, such as social security taxes, which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for certain federal employees who are subject to taxes on their salaries. Income earned by Puerto Rico residents from sources outside of Puerto Rico, however, is subject to federal income tax.

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
The Economy. The economy of Puerto Rico is closely linked to that of the mainland United States. Most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2008, approximately 74% of Puerto Rico’s exports went to the U.S. mainland, which was also the source of approximately 47% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States.
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
Puerto Rico’s economy is currently in a recession that commenced in the fourth quarter of fiscal year that ended June 30, 2006, a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. For fiscal years 2007 and 2008, Puerto Rico’s real gross national product contracted by 1.2% and 2.8%, respectively. According to the latest information published by the Puerto Rico Planning Board (the “Planning Board”) in January 2010, the contraction continued into fiscal year 2009 with a reduction in Puerto Rico’s real gross national product of 3.7%.
While the recessionary trend was expected to continue in current fiscal year 2010, the Planning Board announced in August 2009 that the expected positive impact of the United States and local economic stimulus measures generally discussed below should outweigh the expected negative impact of the Fiscal Stabilization Plan also discussed below, and revised its projections for fiscal year 2010 to reflect an increase of 0.7% in Puerto Rico’s real gross national product. The revised forecast also considers the effect on the Puerto Rico economy of general global economic conditions, the U.S. economy, the volatility of oil prices, interest rates and the behavior of local exports, including expenditures by visitors.
The Planning Board, however, is currently working on a revised fiscal year 2010 gross national product forecast that would take into account the recently announced preliminary results for fiscal year 2009, the economic impact of a delay in the disbursement of funds from the American Recovery and Reinvestment Act of 2009 (“ARRA”), and other economic factors that may require a downward revision of their projection. The revised projection may show a continued reduction in gross national product during fiscal year 2010. The Planning Board expects to complete and announce the revised projection during the first quarter of 2010.
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

Fiscal Condition. The Puerto Rico government is experiencing a fiscal crisis as a result of the structural imbalance between recurring government revenues and expenses. The structural imbalance was exacerbated during fiscal years 2008 and 2009, with recurring government expenses significantly higher than recurring revenues, which have declined as a result of the multi-year economic contraction mentioned above. In order to bridge the deficit resulting from the structural imbalance, the Puerto Rico government has used non-recurring solutions, such as borrowing from Government Development Bank for Puerto Rico (“GDB”) or in the bond market, and postponing the payment of various government expenses, such as payments to suppliers and utilities providers. The structural deficit for fiscal year 2009 was estimated to be $3.2 billion.
Rating Downgrades. The continued fiscal imbalance led to successive downgrades in the Commonwealth of Puerto Rico’s general obligation debt ratings, from “Baa1” by Moody’s and “A-” by S&P in fiscal year 2004 to “Baa3” by Moody’s and “BBB-” by S&P currently. Each of the rating agencies has a stable outlook on the Commonwealth’s general obligation debt.
Fiscal Stabilization Plan. The new Puerto Rico government administration, which commenced on January 2, 2009 and controls the Executive and Legislative branches of government, has developed and commenced implementing a multi-year Fiscal Stabilization and Economic Reconstruction Plan designed to achieve fiscal balance and restore economic growth. The fiscal stabilization plan seeks to achieve budgetary balance on or before fiscal year 2013, while addressing expected fiscal deficits in the intervening years through the implementation of a number of initiatives, including the following: (i) a $2.0 billion operating expense reduction plan during fiscal year 2010, through government reorganization and reduction of operating expenses, including payroll as the main component of government expenditures; (ii) a combination of temporary and permanent tax increases, coupled with additional tax enforcement measures; and (iii) a bond issuance program through Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish-language acronym). Before the temporary measures expire in 2013, the administration intends to design and adopt a comprehensive reform of the tax system and a long-term economic development plan to complement the economic reconstruction and supplemental stimulus initiatives described below.
The proceeds expected to be obtained from COFINA bond issuance program will be used to repay existing government debt (including debt with GDB), finance operating expenses of the Commonwealth for fiscal years 2009 through 2011 (and for fiscal year 2012, to the extent included in the government’s annual budget for such fiscal year), including costs related to the implementation of a workforce reduction plan, the funding of an economic stimulus plan, as described below, and for other purposes to address the fiscal imbalance while the fiscal stabilization plan is being implemented. The fiscal stabilization plan seeks to safeguard the investment grade ratings of the Commonwealth’s general obligation debt and lay the foundation for sustainable economic growth. Legislation was enacted during 2009 authorizing the implementation of all the measures in the fiscal stabilization plan.
Economic Reconstruction Plan. The current Puerto Rico government administration has also developed and commenced implementing a short-term economic reconstruction plan. The cornerstone of this plan is the implementation of U.S. federal and local economic stimuli. Puerto Rico will benefit from the ARRA enacted by the U.S. government to provide a stimulus to the U.S. economy in the wake of the global economic downturn. Puerto Rico expects to receive approximately $6.0 billion from ARRA during the current fiscal year and the next fiscal year, which includes tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, among other measures. The administration will seek to complement the U.S. federal stimulus with additional short- and medium term supplemental stimulus measures seeking to address specific local challenges and providing investment in strategic areas. These measures include a local $500.0 million economic stimulus plan to supplement the federal plan. The local stimulus is composed of three main elements: (i) capital improvements; (ii) stimulus for small- and medium-sized businesses, and (iii) consumer relief in the form of direct payments to retirees, mortgage-debt restructuring for consumers that face risk of default, and consumer stimulus for the purchase of housing. In addition, to further stimulate economic development and cope with the fiscal crisis, the administration established a legal framework via legislation approved in June 2009 to authorize and promote the use of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets.
The new administration is also developing a comprehensive long-term economic development plan aimed at improving Puerto Rico’s overall competitiveness and business environment and increasing private-sector participation in the Puerto Rico economy. As part of this plan, the administration will emphasize (i) the simplification and shortening of the permitting and licensing process; (ii) the strengthening of the labor market by encouraging greater labor-force participation and bringing out-of date labor laws and regulations in line with U.S. and international standards and (iii) the adoption of a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fossil fuels, particularly oil, through the promotion of diverse, renewable-energy technologies. One of these goals was accomplished on December 1, 2009, when the Puerto Rico Governor signed Act No. 161, which overhauls the existing permitting and licensing process in Puerto Rico in order to provide for a leaner and more efficient process the fosters economic development.
The Company cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Company’s financial condition and results of operations.
Emergency Economic Stabilization Act and Other United States Government Actions to Address Financial Crisis
In order to address the financial crisis in the United States, the United States Government and some of its agencies and regulatory bodies have taken various actions. Some of the most important actions that have been taken or announced during 2008 and 2009 are generally described below.
In October 2008, the United States government enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA provided the U.S. Treasury Secretary with the authority to use up to $700.0 billion to, among other things, inject capital into financial institutions and establish the Troubled Asset Relief Program (“TARP”) to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purposes of stabilizing and providing liquidity to the U.S. financial markets.
The EESA also temporarily raised the basic limit on deposit insurance by the Federal Deposit Insurance Corporation (the “FDIC”) from $100,000 to $250,000. The temporary increase in deposit insurance became effective on October 3, 2008 and was to end on December 31, 2009. On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act, which, among other things, extended the increase in the standard maximum deposit insurance account (the “SMDIA”) to $250,000 per depositor through December 31, 2013. The law provides that the SMDIA will return to $100,000 on January 1, 2014.
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
Doral Financial Corporation and its subsidiary depository institutions elected to opt-out of the Debt Guarantee Program. Doral Bank PR and Doral Bank NY have elected to participate in the Transaction Account Guarantee Program. The Transaction Account Guarantee Program provides for a temporary full guarantee by the FDIC for funds held at depository institutions in non-interest bearing transaction accounts (generally demand deposit checking accounts) above the existing $250,000 deposit insurance limit. This coverage became effective on October 14, 2008 and was to end on December 31, 2009. Depository institutions that elected to participate were subject to an annualized assessment of 10 cents per $100 of deposits in such non-interest bearing transaction accounts (above the existing deposit insurance limit of $250,000) commencing on November 13, 2008.
On August 27, 2009, the FDIC issued a final rule that provides for a temporary extension of the Transaction Account Guarantee Program until June 30, 2010 and a modified increased fee structure for banks that decide to continue to participate in such program during the six month extension period. The fee during the six month extension period for banks that participate will increase from 10 cents per $100 of deposits to either 15 cents, 20 cents or 25 cents per $100 in deposits depending on the bank’s risk category.
On November 25, 2008, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced the creation of the Term Asset-Backed Securities Loan Facility (the “TALF”). Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) will establish a $200.0 billion credit facility designed to revive the market for asset-backed securities (“ABS”) that are collateralized by receivables that benefit consumers and small businesses. As discussed below, pursuant to the new Financial Stability Plan announced by the Obama Administration, the TALF was subsequently expanded to provide for up to $1.0 trillion in loans collateralized by eligible ABS and to include eligible legacy and newly-issued commercial mortgage-backed securities. Under TALF, the FRBNY will extend non-recourse loans secured by eligible ABS and commercial mortgage-backed securities. The loan amount is equal to the market value of the collateral minus a haircut, and the loans may have terms of up to five years. As announced by the Federal Reserve on August 17, 2009, the TALF will cease making loans collateralized by newly-issued ABS and legacy commercial mortgage-backed securities on March 31, 2010 and loans collateralized by newly-issued commercial mortgage-backed securities on June 30, 2010.
In an attempt to reduce the cost, and increase the availability, of credit to purchase homes, on November 25, 2008, the Federal Reserve announced that it will purchase direct obligations of housing-related government-sponsored entities (“GSEs”), such as FHLC, FNMA, GNMA and the Federal Home Loan Banks, and mortgage-backed securities of the GSEs. The Federal Reserve will purchase up to $100.0 billion in GSEs direct obligations through a series of competitive auctions, and will also purchase up to $500.0 billion in mortgage-backed securities of the GSEs via purchases conducted by asset managers (to be selected). The expectation is that this program will increase the prices, and thus reduce the yield, for these obligations, thereby reducing the GSEs borrowing costs and the rates on underlying mortgages.
In February 2009, the U.S. Treasury Department put forward a general description of a new Financial Stability Plan, including a revised approach to TARP. The new Financial Stability Plan may commit in excess of $2.0 trillion, from a combination of the remaining TARP funds, Federal Reserve funds and private-sector investments. The new Financial Stability Plan includes: (i) new capital injections into banks that undergo a comprehensive stress test and need an additional capital buffer to help absorb losses; (ii) a new public-private investment fund to be started by the U.S. Treasury Department, along with the Federal Reserve and the FDIC, to assist in disposition of illiquid assets in the balance sheets of financial institutions (the plan initially seeks to leverage private capital with public funds on an initial scale of $500.0 billion, but potentially up to $1.0 trillion); (iii) an expansion of the previously announced TALF program from $200.0 billion to $1.0 trillion and the inclusion in such program of commercial mortgage-backed securities; and (iv) the commitment of $50.0 billion from the TARP for foreclosure mitigation programs (this is part of a much broader foreclosure mitigation program included in the Homeowner Affordability and Stability Plan discussed below).
On February 18, 2009, President Obama announced the administration’s Homeowner Affordability and Stability Plan that is designed to, among other things, assist homeowners unable to refinance their loans or struggling to meet their mortgage obligations. The proposed Homeowner Affordability and Stability Plan seeks to help these homeowners by providing: (i) access for borrowers to low-cost financing on conforming loans owned or guaranteed by FNMA or FHLMC; (ii) a $75.0 billion homeowner stability initiative to prevent foreclosures; and (iii) additional commitments allowing the U.S. Treasury Department to purchase up to an additional $200.0 billion of preferred stock of FNMA and FHLMC and allowing FNMA and FHLMC to increase the size of their retained mortgage portfolios by $50.0 billion. The $75.0 billion homeowner stability proposal includes financial incentives to borrowers and servicers in connection with loan modifications, the development of national standards for loan modifications, and support for the modification of bankruptcy laws to allow bankruptcy judges to modify residential mortgage loans.
On December 9, 2009, the Secretary of Treasury notified Congress that, pursuant to section 120 of the EESA, the U.S. Treasury Department would extend the authorities granted under the EESA through October 3, 2010, to preserve capacity to respond to unforeseen threats to financial stability and to address continuing challenges. The Secretary of the Treasury also set forth an exit strategy for TARP that, among other things, calls for the termination and winding down of many of the TARP programs established in the fall of 2008, and the focusing of new TARP commitment on foreclosure mitigation and stabilization of the housing markets, initiatives to increase lending to small business, and measures to aid securitization markets for consumers, small businesses and commercial mortgage loans.
In addition, the U.S. Government, Federal Reserve, U.S. Treasury Department, FDIC and other governmental and regulatory bodies have taken other actions to address the financial crisis. There can be no assurance, however, as to actual impact that any of these actions will have on the financial markets, including the extreme levels of volatility and limited credit availability that have been experienced.

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
Mortgage Origination and Servicing Activities
Federal Regulation
Doral Financial’s mortgage origination and servicing operations are subject to the rules and regulations of the FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to ensure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), with respect to, among other things, licensing requirements and maximum origination fees and prepayment penalties on certain types of mortgage loan products.
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
On July 30, 2008, President Bush signed into law the Housing and Economic Recovery Act of 2008 (the “Housing Recovery Act”). Title V of the Housing Recovery Act, entitled The Secure and Fair Enforcement Mortgage Licensing Act of 2008 (“SAFE Act”), recognizes and builds on states’ efforts by requiring all mortgage loan originators, regardless of the type of entity they are employed by, to be either state-licensed or federally-registered. Under the SAFE Act, all states (including the Commonwealth of Puerto Rico) must implement a mortgage originator licensing process that meets certain minimum standards and must license mortgage originators through a

Nationwide Mortgage Licensing System and Registry (the “NMLS”). As a result of this federal legislation, the Office of the Commissioner announced that it would begin accepting submissions through NMLS on April 2, 2009 and that all mortgage lenders/servicers or mortgage brokers operating in Puerto Rico were required to be duly registered through the NMLS commencing June 1, 2009.
Banking Activities
Federal Regulation
General
Doral Financial is a bank holding company subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities the Federal Reserve has determined to be closely related to the business of banking. Under the Gramm-Leach-Bliley Act, financial holding companies can engage in a broader range of financial activities than bank holding companies. Given the difficulties faced by Doral Financial following the restatement of its audited financial statements for the period from January 1, 2000 to December 31, 2004, the Company filed a notice with the Federal Reserve withdrawing its election to be treated as a financial holding company, which became effective on January 8, 2008. See “—Financial Modernization Legislation” below for a description of the expanded powers of financial holding companies. The withdrawal of its election to be treated as a financial holding company has not adversely affected and is not expected to adversely affect Doral Financial’s current operations, all of which are permitted for bank holding companies that have not elected to be treated as financial holding companies. Specifically, Doral Financial is authorized to engage in insurance agency activities in Puerto Rico pursuant to Regulation K promulgated by the Federal Reserve under the BHC Act. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company without the prior approval of the Federal Reserve.
Doral Holdings and its direct and indirect parent companies, Doral Holdings, LP and Doral GP, LTD are also subject to supervision and regulation as bank holding companies by the Federal Reserve. Please refer to “Company Structure” above for information regarding Doral Holdings.
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
On March 16, 2006, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. On January 14, 2008, the FDIC and the Office of the Commissioner jointly released Doral Bank PR from the March 16, 2006 consent order. The consent order between the Company and the Federal Reserve remained in effect. On February 19, 2008, Doral Bank PR and the FDIC entered into a new consent order with the FDIC related to Bank Secrecy Act (“BSA”). The order required Doral Bank PR, among other matters, to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”).The FDIC terminated this consent order on September 15, 2008. Since the Look Back Review was still ongoing, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covered the remaining portion of the Look Back Review. On June 30, 2009, Doral Bank PR received a notification letter from the FDIC terminating the Memorandum of Understanding because the Look Back Review had been completed. Please refer to Part I, Item 3, Legal Proceedings for additional information regarding regulatory enforcement matters.
Doral Financial’s banking subsidiaries are subject to certain regulations promulgated by the Federal Reserve including Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth-in-

Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).
Holding Company Structure
Doral Bank PR and Doral Bank NY, as well as any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under federal law that govern certain transactions with Doral Financial or other non-banking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transactions by any depository institution subsidiary with Doral Financial, or with any one of Doral Financial’s non-banking subsidiaries, are limited in amount to 10% of the depository institution’s capital stock and surplus and, with respect to Doral Financial and all of its non-banking subsidiaries, to an aggregate of 20% of the depository institution’s capital stock and surplus. Please refer to Transactions with Affiliates and Related Parties, below.
Under Federal Reserve policy, a bank holding company such as Doral Financial is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s reorganization in a chapter 11 bankruptcy proceeding, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to priority of payment.
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
The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including Doral

Financial’s mortgage banking and banking subsidiaries, from disclosing non-public personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.
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
The Federal Reserve has adopted regulations that require most intangibles, including core deposit intangibles, to be deducted from Tier l Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to readily marketable, such as mortgage servicing rights (“MSRs”) and purchased credit card relationships, and include a “grandfather” provision permitting the continued inclusion of certain existing intangibles.
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

Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital ratios at December 31, 2009, based on existing Federal Reserve, FDIC and OTS guidelines.

		Banking Subsidiaries
				Well
	Doral	Doral	Doral	Capitalized
	Financial	Bank PR	Bank NY	Minimum
Total capital ratio (total capital to risk weighted assets)	15.1%	15.3%	16.6%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	13.8%	14.0%	16.2%	6.0%
Leverage ratio(1)	8.4%	7.4%	13.0%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank NY.
As of December 31, 2009, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company, state non-member bank and federal savings bank, respectively. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Regulatory Capital Ratios” for additional information regarding Doral Financial’s regulatory capital ratios.
As of December 31, 2009, both of the Company’s banking subsidiaries were considered well capitalized banks for purposes of prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.
On March 19, 2009, the Board of Directors of Doral Financial approved a capital infusion of up to $75.0 million to Doral Bank PR, of which $19.8 million was made during the first quarter of 2009. On November 20, 2009, the Board of Directors approved an additional capital contribution of up to $100.0 million to Doral Bank PR, which was made during November and December 2009.
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
Basel II Capital Standards
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published its new capital guidelines (“Basel II”) to update the original international capital standards that had been put in place in 1988 (“Basel I”). Basel II represents a three-pillar framework for determining risk-based capital requirements for credit risk, market risk and operational risk (Pillar 1), supervisory review of capital adequacy (Pillar 2), and market discipline through enhanced public disclosure (Pillar 3). A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large, internationally active banking organizations (“core banking organizations”) with at least $250.0 billion in total assets or at least $10.0 billion in foreign exposure, became effective in April 2008. Under Basel II, core banking organizations will be required to enhance the measurement and management of their risks, including credit risk and operational risk, through the use of advanced approaches for calculating risk-based capital requirements.
To correct differences between core and non-core banking organizations, Basel 1A was proposed in late 2006 presenting modifications to the general risk-based capital rules for non-core banking organizations that do not adopt the advanced approaches. After considering the comments on both Basel 1A and the advanced approaches, the agencies proposed a new rule that would provide all non-core banking institutions with an option to adopt the standardized approach under Basel II. This alternative provides a more risk sensitive capital framework to institutions not adopting the advanced approaches without unduly increasing regulatory burden. A definitive final rule has not been issued. The proposed rule, if adopted, will replace the Basel 1A approach.
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
Prompt Corrective Action under FDICIA
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated thereunder federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA and the regulations thereunder, establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution is deemed to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based Total Capital ratio of at least 10%, and is not subject to any written agreement or regulatory directive to meet a specific capital level. A depository institution is deemed to be adequately capitalized if it is not well capitalized but maintains a Leverage Ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk-based Tier l capital ratio of at least 4% and a risk-based Total Capital ratio of at least 8%. A depository institution is deemed to be undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed to be significantly or critically undercapitalized). An institution is deemed to be significantly undercapitalized if it has a Leverage Ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based Total Capital ratio of less than 6%. An institution is deemed to be critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.
At December 31, 2009, Doral Financial’s banking subsidiaries were well capitalized. Doral Bank PR’s and Doral Bank NY’s capital categories, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institutions’ financial condition and results of operations.
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
For purposes of the Riegle-Neal Act amendments to the FDIA, Doral Bank PR is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act (the “IBA”), Doral Bank PR is considered to be a foreign bank and may branch interstate by acquisition, merger or de novo to the same extent as a domestic bank in Doral Bank PR’s home state. Because Doral Bank PR does not currently operate in the mainland United States, it has not designated a “home state” for purposes of the IBA. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or with respect to which “home state” determination rules will apply.
As a federal savings bank, Doral Bank NY is allowed to branch on an interstate basis without geographic limitations, subject to the branching regulations promulgated by the OTS.
Dividend Restrictions
The payment of dividends to Doral Financial by its banking subsidiaries may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, (depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The FDIC has indicated that the payment of dividends would constitute unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, the Federal Reserve and the FDIC have issued policy statements that generally provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. Please refer to “—FDICIA” above for additional information.
On March 16, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders prohibit Doral Bank PR from paying dividends to Doral Financial without obtaining prior written approval from the FDIC, and prohibit Doral Financial from paying dividends on its common and preferred stock without prior written approval of the Federal Reserve. The FDIC and the Office of the Commissioner lifted their consent order on January 14, 2008. The Company’s consent order with the Federal Reserve remains in effect.
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
Please refer to Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -“Dividends” for additional information regarding the Company’s payment of dividends.

FDIC Insurance Assessments
The deposits of Doral Bank PR and Doral Bank NY are insured by the FDIC and therefore subject to FDIC deposit insurance assessments.
As mentioned above, the EESA temporarily raised the basic limit on deposit insurance by the FDIC from $100,000 to $250,000. The temporary increase in deposit insurance became effective on October 3, 2008 and was to end on December 31, 2009. On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act, which, among other things, extended the increase in the SMDIA to $250,000 per depositor through December 31, 2013. The law provides that the SMDIA will return to $100,000 on January 1, 2014.
The FDIC made significant changes in 2006 to its risk-based assessment system so that effective January 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposes premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10.0 billion in assets — capital level, supervisory rating, and certain financial ratios; for banks with $10.0 billion up to $30.0 billion in assets — capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30.0 billion in assets — capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information.
As a result of the substantial increase in bank failures in 2008 as well as the deterioration in banking and economic conditions, which have significantly increased the Deposit Insurance Fund’s (“DIF”) losses and provisions for future losses, the FDIC announced that the DIF’s reserve ratio (measured by dividing the amount of available funds in the DIF by the total amount of insured deposits in all FDIC insured depository institutions) had fallen below 1.15%. In these circumstances, applicable law requires that the FDIC adopt a restoration plan to restore the DIF’s reserve ratio to 1.15% within five years, unless the FDIC determines that there are extraordinary circumstances.
On December 16, 2008, the FDIC published a final rule that established the new assessment rates for the first quarter of 2009. The final rule implemented an across the board increase of 7 cents per $100 of domestic deposits. The assessment rates starting in the first quarter of 2009 range from 12 cents to 14 cents per $100 of domestic deposits for the banks in the lowest risk category, 17 cents per $100 of domestic deposits for the banks in the second risk category, 35 cents per $100 of domestic deposits for the banks in the third risk category to 50 cents per $100 of domestic deposits for banks in the fourth and highest risk category. The increase in assessment rates resulted in higher assessments on the deposits of Doral Financial’s banking subsidiaries of 12 to 14 basis points per $100 of deposits, which was an increase of more than 100% when compared to the previous assessment range of 5 to 7 basis points.
On February 27, 2009, the FDIC announced that it had adopted the final rule that would make changes to the risk-assessment system and set assessment rates as of April 1, 2009. The new base assessment rates that commenced in the second quarter of 2009 range from 12 cents to 16 cents per $100 of domestic deposits for the banks in the lowest risk category, 22 cents per $100 of domestic deposits for the banks in the second risk category, 32 cents per $100 of domestic deposits for the banks in the third risk category, and 45 cents per $100 of domestic deposits for the banks in the fourth and highest risk category.
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
In addition, the FDIC adopted a final rule, in May 2009, effective June 30, 2009, that imposed a special assessment of five cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter of 2009.

On September 29, 2009, in order to strengthen the cash position of the FDIC’s Deposit Insurance Fund, the FDIC issued a notice of proposed rulemaking that would require our banking subsidiaries to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC adopted a three-basis point increase in assessment rates effective on January 1, 2011. Under the proposed rule each institution’s deposit assessment base would be calculated using its third quarter 2009 deposit assessment base, adjusted quarterly for an estimated 5 percent annual growth rate in the deposit assessment base through the end of 2012. The prepaid assessment would be collected on December 30, 2009 and would be mandatory for all institutions (subject to the exercise of the FDIC’s discretion to exempt an institution if the FDIC determines that the prepayment would affect the safety and soundness of the institution). The FDIC adopted the final rule implementing the prepayment of assessments on November 12, 2009. Our total prepaid assessments were $67.1 million, which according to the final rule were recorded as a prepaid expense as of December 30, 2009. The prepaid assessments will be amortized and recognized as an expense over the following three years.
The Deposit Insurance Funds Act of 1996 separated the Financing Corporation assessment to service the interest on its bond obligations from the DIF assessments. The amount assessed on individual institutions by the Financing Corporation is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current Financing Corporation annual assessment rate is 10.69 cents per $100 of deposits.
As of December 31, 2009, Doral Bank PR and Doral Bank NY had a DIF deposit base of approximately $4.2 billion and $90.2 million, respectively.
FDIC Temporary Liquidity Guarantee Program
As mentioned above, Doral Financial Corporation and its subsidiary depository institutions elected to opt-out of the Debt Guarantee Program. Doral Bank PR and Doral Bank NY have elected to participate in the Transaction Account Guarantee Program. The Transaction Account Guarantee Program provides for a temporary full guarantee by the FDIC for funds held at depository institutions in non-interest bearing transaction accounts (generally demand deposit checking accounts) above the existing $250,000 deposit insurance limit. This coverage became effective on October 14, 2008 and was to terminate on December 31, 2009. Depository institutions that elected to participate were subject to an annualized assessment of 10 cents per $100 of deposits in such non-interest bearing transaction accounts (above the existing deposit insurance limit of $250,000) commencing on November 13, 2008. This assessment is in addition to the deposit insurance assessments described above under “FDIC Insurance Assessments.”
On August 27, 2009 the FDIC issued a final rule that provides for a temporary extension of the transaction account guarantee program until June 30, 2010 and a modified increased fee structure for banks that decide to continue to participate in such program during the six month extension period. Banks that were participating had a one-time, irrevocable opportunity to opt out of the extension of the program by submitting an e-mail notice to the FDIC. Banks that were participating and did not opt out will have to pay a fee during the six month extension period that will increase from 10 cents per $100 in deposits to either 15 cents, 20 cents or 25 cents per $100 in deposits depending on the bank’s risk category.
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
Safety and Soundness Standards
Section 39 of the FDIA, as amended by FDICIA, requires each federal banking agency to prescribe for all insured depository institutions that it supervises safety and soundness standards relating to internal control, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the federal banking agency deems appropriate. If an insured depository institution fails to meet any of the standards described above, it may be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If the depository institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the depository institution to correct the deficiency and, until it is corrected, may impose other restrictions on the depository institution, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.
The FDIC and other federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness that, among other things, set forth standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation.
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
As of December 31, 2009 and 2008, Doral Bank PR had a total of approximately $2.6 billion of brokered deposits. Doral Bank PR uses brokered deposits as a source of less costly funding. As of December 31, 2009, Doral Bank NY had a total of approximately $20.1 million of brokered deposits, compared to $20.0 million as of December 31, 2008.
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

Activity restrictions on state-chartered banks
Section 24 of the FDIA, as amended by FDICIA, generally provides that state-chartered banks and their subsidiaries are limited in their investment and activities engaged in as principal to those permissible under state law and that are permissible to national banks and their subsidiaries, unless such investments and principal activities are specifically permitted by the FDIA or the FDIC determines that such activity or investment would pose no significant risk to the DIF and the banks are, and continue to be, in compliance with applicable capital standards. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.
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
Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Doral Financial believes that the cost of complying with Title III of the USA Patriot Act is not likely to be material to Doral Financial. As noted above, Doral Bank PR was subject to a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act. The order required Doral Bank PR, among other things, to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). The FDIC terminated the consent order on September 15, 2008. Since the Look Back Review was still ongoing, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covers the remaining portion of the Look Back Review. On June 30, 2009, Doral Bank received a notification letter from the FDIC terminating the Memorandum of Understanding because the Look Back Review had been completed. Please refer to Item 3. Legal Proceedings — Banking Regulatory Matters, for additional information regarding the terminated consent order relating to compliance with various provisions of the Bank Secrecy Act.
Transactions with Affiliates and Related Parties
Transactions between one of the banking subsidiaries of the Company and any of its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net on deposits. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of the bank’s capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W of the Federal Reserve Board comprehensively implements sections 23A and 23B. The regulation unified and updated Federal Reserve Board staff interpretations issued over the years prior to its adoption, incorporated several interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addressed issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
Sections 22(g) and 22(h) of the Federal Reserve Act set forth restrictions on loans by a bank to its executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests (“insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.
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
Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2009, Doral Bank PR’s reserve fund complied with the legal requirement.
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

Section 17 of the Banking Law generally permits Doral Bank PR to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of the Commissioner may permit from time to time. The Office of the Commissioner has permitted the inclusion of up to 50% of retained earnings to banks classified as “1” composite rating and well capitalized. As of December 31, 2009, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $103.0 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2009, the lending limit for Doral Bank PR for loans secured by collateral worth at least 25% more than the amount of the loan was $171.7 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. There are also no restrictions under Section 17 on the amount of loans made by a Puerto Rico bank to the Government of the United States or the Commonwealth or to any municipality, instrumentality, authority or dependency of the United States or the Commonwealth.
Section 14 of the Banking Law authorizes Doral Bank PR to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company.
The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Economic Development and Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, the President of the Government Development Bank for Puerto Rico, the President of the Economic Development Bank, the Commissioner of Insurance and the President of the Corporation for the Supervision and Insurance of Puerto Rico Cooperatives, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Finance Board also has the authority to regulate the maximum finance charges on retail installment sales contracts and credit cards. Currently, there is no maximum interest rate that may be charged on installment sales contracts or credit cards.
On March 16, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent orders also prohibit Doral Financial and any of its non-banking affiliates, directly or indirectly, from entering into, participating, or in any other manner engaging in any covered transactions with its subsidiary banks, Doral Bank PR and Doral Bank NY. The consent order from the Office of the Commissioner was lifted on January 14, 2008, in a joint action with the FDIC. The consent order with the Federal Reserve remains in effect. Please refer to Part I, Item 3, Legal Proceedings for a description of the order.
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
OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2009, the legal lending limit for Doral Bank NY under this regulation was approximately $2.1 million. Doral Bank NY’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY’s expanded aggregate legal lending limit under this provision was approximately $3.6 million as of December 31, 2009.
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
On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that was granted license to operate as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico on February 2, 2010, but is not currently operational. Doral Investment International LLC is subject to the supervision, examination and regulation by the Office of the Commissioner under the IBC Act.
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
Pursuant to the IBC Act and the regulations issued thereunder by the Office of the Commissioner, an international banking entity has to maintain books and records of all of its transactions in the ordinary course of business. International banking entities are also required to submit quarterly and annual reports of their financial condition and results of operations to the Office of the Commissioner.
The IBC Act empowers the Office of the Commissioner to revoke or suspend, after notice and hearing, a license issued to an international banking entity if, among other things, such entity fails to comply with the IBC Act, the applicable regulation or the terms of the license, or if the Office of the Commissioner finds that the business and affairs of the international banking entity are conducted in a manner that is not consistent with the public interest.
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
The provisions of the Mortgage Banking Law also require regulatory approval for the acquisition of more than 10% of Doral Financial’s outstanding voting securities. Please refer to “—Regulation and Supervision—Mortgage Origination and Servicing” above.
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
Insurance Operations
Doral Insurance Agency is registered as a corporate agent and general agency with the Office of the Commissioner of Insurance of Puerto Rico (the “Commissioner of Insurance”). The operations of Doral Insurance Agency are subject to the applicable provisions of the Puerto Rico Insurance Code and to regulation by the Commissioner of Insurance relating to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers. Doral Insurance Agency is subject to supervision and examination by the Commissioner of Insurance.
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
Recent Puerto Rico Legislation and Regulatory Developments
On August 9, 2008, the Governor of Puerto Rico signed into a law an amendment to the Puerto Rico Notarial Law pursuant to which the rules regarding the payment of the notarial tariff in public deeds (includes, among other things, deeds to purchase real estate and deeds to constitute mortgages over real estate) executed before a Notary Public in Puerto Rico were changed. Subject to certain limited exceptions, the amendment makes mandatory the charging of the notarial tariff and prohibits any agreement that provides that any portion of the notarial tariff may be reduced, waived or credited to other legal services provided. The required notarial tariff equals 1% of the amount involved in the transaction (up to a transaction amount of $500,000) and thereafter 1/2 of 1% of the amount involved in the transaction in excess of $500,000 (up to a transaction amount of $10.0 million). This amendment has led to an increase of the closing costs and fees payable by persons involved in real estate purchase and mortgage loan transactions in Puerto Rico, which in turn may have contributed to a reduction in the number of real estate purchase and mortgage loan transactions in Puerto Rico. In addition, this amendment may further make mortgage loan refinancings in Puerto Rico less sensitive to interest rate changes than mortgage loan refinancings in the United States.

On July 23, 2009, the Governor of Puerto Rico signed into law an additional amendment to the Notarial Law reducing the amounts of the notarial tariff that had been established in August 2008 in an attempt to reduce the closing costs and fees payable by persons involved in real estate purchase and mortgage transactions in Puerto Rico. The new minimum notarial tariff is 1/2 of 1% of the amount involved in the transaction (up to a transaction amount of $5,000,000). For transactions that involve an amount in excess of $5,000,000, the minimum notarial tariff is 1/2 of 1% of the transaction amount for the initial $5,000,000 (or a minimum notarial tariff of $25,000), plus an additional amount to be agreed upon by the notary public and the parties to the transaction.
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
Item 1A. Risk Factors.
Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risk factors set forth below. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or elsewhere in this report or other of our reports filed with or furnished to the SEC, also could adversely affect our business, financial condition or results of operations. We cannot assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those discussed in forward looking statements included herein or in other documents or statements that make reference to this Annual Report on Form 10-K. Please also refer to the section titled “Forward Looking Statements” in this Annual Report on Form 10-K.
Risks related to the general business environment and our industry
The actions of the United States government and regulatory bodies for the purpose of stabilizing the United States financial markets may not achieve the intended effect.
In October 2008, the United States government enacted the EESA in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA provided the U.S. Treasury Secretary with the authority to use up to $700.0 billion to, among other things, inject capital into financial institutions and establish the TARP, to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purposes of stabilizing and providing liquidity to the U.S. financial markets.
In February 2009, the US Treasury Department put forward a general description of a new Financial Stability Plan, including a revised approach to TARP. The new Financial Stability Plan may commit in excess of $2.0 trillion, from a combination of the remaining TARP funds, Federal Reserve funds and private-sector investments. The new Financial Stability Plan included: (i) new capital injections into banks that undergo a comprehensive stress test and need an additional capital buffer to help absorb losses; (ii) a new public-private investment fund started by the U.S. Treasury Department, along with the Federal Reserve and the FDIC, to assist in disposition of illiquid assets in the balance sheets of financial institutions (the plan initially seeks to leverage private capital with public funds on an initial scale of $500.0 billion, but potentially up to $1.0 trillion); (iii) an expansion of the previously announced TALF from $200.0 billion to $1.0 trillion and the inclusion in such program of commercial mortgage-backed securities; and (iv) the commitment of $50.0 billion from the TARP for foreclosure mitigation programs (this is part of a much broader foreclosure mitigation program included in the Homeowner Affordability and Stability Plan discussed below).
On February 18, 2009, President Obama announced the administration’s Homeowner Affordability and Stability Plan that is designed to, among other things, assist homeowners unable to refinance their loans or struggling to meet their mortgage obligations. The proposed Homeowner Affordability and Stability Plan seeks to help these homeowners by providing: (i) access for borrowers to low-cost financing on conforming loans owned or guaranteed by FNMA or FHLMC; (ii) a $75.0 billion homeowner stability initiative to prevent foreclosures; and (iii) additional commitments allowing the U.S. Treasury Department to purchase up to an additional $200.0 billion of preferred stock of FNMA and FHLMC and allowing FNMA and FHLMC to increase the size of their retained mortgage portfolios by $50.0 billion. The $75.0 billion homeowner stability proposal includes financial incentives to borrowers and servicers in connection with loan modifications, the development of national standards for loan modifications, and support for the modification of bankruptcy laws to allow bankruptcy judges to modify residential mortgage loans.

The actual impact, however, that the EESA, the Financial Stability Plan and the Homeowner Affordability and Stability Plan will have on the financial markets, including the extreme levels of volatility and limited credit availability being experienced, is uncertain. The failure of the EESA, the Financial Stability Plan and the Homeowner Affordability and Stability Plan to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit.
In addition, the United States government and the Federal Reserve, U.S. Treasury Department, FDIC and other governmental and regulatory bodies have taken other actions to address the financial crisis. We cannot predict what impact, if any, such actions could have on our business, financial condition, results of operations, or access to credit.
Difficult market conditions have already affected our industry and us and may continue to adversely affect us.
Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail.
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and has and may continue to adversely affect our business, financial condition and results of operations. The Company has experienced increased levels of non-performing assets and OTTI charges on its non-agency MBSs as a result of current market conditions. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We expect to face increased regulation of our industry, including as a result of the EESA and the Financial Stability Plan. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•	The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecast of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the processes.

•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government sponsored entities) on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

•	We may be required to pay in the future significantly higher FDIC assessments on our deposits if market conditions do not improve or if market conditions deteriorate.

•	Higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable. In particular, there is legislation pending in the U.S. Congress that would allow a Chapter 13 bankruptcy plan to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset debtor interest rate and monthly payments to an amount that permits them to remain in their homes.
The Company’s business is concentrated in Puerto Rico and continued weakness of Puerto Rico economy may continue to adversely affect us.
The Company’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Adverse political or economic developments, increases in unemployment, decreases in housing values or natural disasters, such as hurricanes, could result in a downturn in loan originations, an increase in the level of non-performing assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of the Company’s loans and loan servicing portfolio.
Puerto Rico’s economy is currently in a recession that commenced in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. For fiscal years 2007 and 2008, Puerto Rico’s real gross national product contracted by 1.2% and 2.8%, respectively. According to the latest information published by the Planning Board in January 2010, the contraction continued through fiscal year 2009 with a reduction in Puerto Rico’s real gross national product of 3.7%. The Puerto Rico Labor Department reported an unemployment rate of 16.4% for September 2009, compared to an unemployment rate of 12.0% for September 2008.
While the recessionary trend was expected to continue in current fiscal year 2010, the Planning Board announced in August 2009 that the expected positive impact of the United States and local economic stimulus measures generally discussed in Part I above under “General Business, Economic and Political Conditions; Puerto Rico Economy and Fiscal Condition” should outweigh the expected negative impact of the Fiscal Stabilization Plan also discussed in Part I above under “General Business, Economic and Political Conditions; Puerto Rico Economy and Fiscal Condition”, and revised its projections for fiscal year 2010 to reflect an increase of 0.7% in Puerto Rico’s real gross national product. The revised forecast also considered the effect on the Puerto Rico economy of general global economic conditions, the U.S. economy, changes and volatility of oil prices, interest rates and the behavior of local exports, including expenditures by visitors.
The Planning Board, however, is currently working on a revised fiscal year 2010 gross national product forecast that would take into account the recently announced preliminary results for fiscal year 2009, the economic impact of a delay in the disbursement of funds from the ARRA, and other economic factors that may require a downward revision of their projection. The revised projection may show a continued reduction in gross national product during fiscal year 2010. The Planning Board expects to complete and announce the revised projection during the first quarter of 2010.
The Government of Puerto Rico estimated that its structural deficit for fiscal year 2009 was $3.2 billion or over 30% of its General Fund budget. It is in the process of implementing various plans for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Measures that the government has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the government is the largest source of employment in Puerto Rico, these measures will have the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle. In addition, a payment or other material default by the Government of Puerto Rico or any of its agencies, public corporations or instrumentalities with respect to their municipal bond or note obligations could have an adverse effect on our financial condition and results of operations.
The current state of the Puerto Rico economy, higher unemployment levels and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of our loan portfolios and reduced the level of our loan originations in Puerto Rico. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in other interest and non-interest revenue sources of the Company.

The imposition of additional property tax payments in Puerto Rico may further deteriorate our loan portfolios.
On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit (“Act No. 7”). Act No. 7, as amended, imposes a series of temporary and permanent revenue raising measures, including the imposition of a 0.591% special tax to properties used for residential (excluding certain exempt properties or values) and commercial purposes. This temporary measure will be effective for tax years that commenced after June 30, 2009 and before July 1, 2012. The imposition of this special property tax could adversely affect the disposable income of borrowers from our commercial, construction, consumer and mortgage loan portfolios and may cause an increase in our delinquency and foreclosure rates.
Market volatility and disruption could affect us.
The capital and credit markets, although recovering, have been experiencing volatility and disruption for almost two years. During the second half of 2008 and throughout 2009, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access credit and on our business, financial condition and results of operations.
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
Changes in interest rates could negatively affect the Company’s income and cash flows.
Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve Board). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the value of loans, investment securities and mortgage servicing assets, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding.
Increases in FDIC insurance assessments may have a material adverse effect on the Company’s earnings.
During 2008 and 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the U.S. Congress and the FDIC have instituted two temporary programs to further insure customer deposits at FDIC-member banks: (i) deposit accounts are now insured up to $250,000 per customer (up from $100,000) until December 31, 2013; and (ii) certain non-interest bearing transactional accounts are fully insured (unlimited coverage) until June 30, 2010. These programs have placed additional stress on the deposit insurance fund.
The FDIC increased the amount of the insurance assessments that we paid on our insured deposits during 2009 because market developments have led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn has led to a depletion of the insurance fund of the FDIC and a reduction of the ratio of reserves to insured deposits. In May 2009, the FDIC adopted a final rule, effective June 30, 2009, that imposed a special assessment of five cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter of 2009.
On September 29, 2009, in order to strengthen the cash position of the FDIC’s Deposit Insurance Fund, the FDIC issued a notice of proposed rulemaking that would require our banking subsidiaries to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC adopted a three-basis point increase in assessment rates effective on January 1, 2011. Under the proposed rule each institution’s deposit assessment base would be calculated using its third quarter 2009 deposit assessment base, adjusted quarterly for an estimated 5 percent annual growth rate in the deposit assessment base through the end of 2012. The prepaid assessment would be collected on December 30, 2009 and would be mandatory for all institutions (subject to the exercise of the FDIC’s discretion to exempt an institution if the FDIC determines that the prepayment would affect the safety and soundness of the institution). The FDIC adopted the final rule implementing the prepayment of assessments on November 12, 2009. Our total prepaid assessments were $67.1 million, which according to the final rule were recorded as a prepaid expense as of December 30, 2009. The prepaid assessments will be amortized and recognized as an expense over the following three years.
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
Unforeseen disruptions in the brokered deposits market could compromise the Company’s liquidity position.
A relatively large portion of our funding is retail brokered deposits issued by Doral Bank PR. Our total brokered deposits as of December 31, 2009 were $2.7 billion. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect our ability to fund a portion of our operations and/or meet obligations.
Adverse credit market conditions may affect the Company’s ability to meet its liquidity needs.
The credit markets, although recovering, have recently been experiencing extreme volatility and disruption. During the last eighteen months, the volatility and disruptions reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity of certain issuers, particularly for non-investment grade issuers like us.
We need liquidity to, among other things, pay our operating expenses, interest on our debt and dividends on our preferred stock (if dividends are declared and paid), maintain our lending activities and replace certain maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and our credit capacity. Our cash flows and financial condition could be materially affected by continued disruptions in the financial markets.
The Company operates within a highly regulated industry and its business and results are significantly affected by the regulations to which it is subject; changes in statutes and regulations could adversely affect the Company.
We operate within a highly regulated environment. The regulations to which the Company is subject will continue to have a significant impact on the Company’s operations and the degree to which it can grow and be profitable. Certain regulators which supervise the Company have significant power in reviewing the Company’s operations and approving its business practices. These powers include the ability to place limitations or conditions on activities in which the Company engages or intends to engage. Particularly in recent years, the Company’s businesses have experienced increased regulation and regulatory scrutiny, often requiring additional Company resources.

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
On December 10, 2009, the U.S. House of Representatives passed “The Wall Street Reform and Consumer Protection Act,” which included some of the U.S. Treasury Department’s proposed reforms. It is expected that the U.S. Senate will soon begin its consideration of legislative proposals for financial reform.
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
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect the Company’s financial statements.
Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (the “FASB”). Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed by the Company in its filings with the SEC. An assessment of proposed standards is not provided as such proposals are still subject to change. It is possible that future accounting standards that the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material adverse effect on the Company’s financial condition and results of operations.
Risks related to our business
For the year ended December 31, 2009, the Company’s credit quality, including the potential for credit losses on its investment portfolio, continued to be affected by the sustained deterioration of the economic conditions affecting our markets, including higher unemployment levels, much lower absorption rates and further declines in property values.
The Company’s credit quality continued to be under pressure during 2009 as a result of continued recessionary conditions in Puerto Rico and the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values.

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
Some of our mortgage-backed securities and other investments continue to experience declines in their market values as a result of adverse market conditions. For such securities, management believes they are not more likely than not to be sold before anticipated recovery of remaining amortized cost basis. As of December 31, 2009, the Company recognized OTTI on seven of its non-agency Collateralized Mortgage Obligations (“CMO”). Management has determined that unrealized losses in its investment portfolio are temporary. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors in the United States and Puerto Rico. The Company’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral.
An additional loss may have to be accrued by the Company with respect to a pending Lehman Brothers Inc. claim.
Doral Financial and Doral Bank PR (combined “Doral”) had counterparty exposure to LBI in connection with repurchase financing agreements and forward To-Be Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent, Lehman Brothers Holdings Inc. The commencement of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. In a letter dated October 6, 2008, Doral notified LBI and the SIPC trustee that it was owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and accrued interest. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that the deadline for final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. The SIPC trustee also announced that it expected to have enough assets to cover customer claims but stated that it could not determine at that point what would be available to pay general creditors.
Based on the information available in the fourth quarter of 2008, Doral determined that the process would likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values, and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by ASC 450-10 (SFAS No. 5) and related pronouncements. As a result, Doral accrued as of December 31, 2008 a loss of $21.6 million against the $43.3 million owed by LBI. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
On January 29, 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceeding. On August 19, 2009, the SIPC trustee issued notices of determination to Doral (i) denying Doral’s claims for treatment as a customer with respect to the cash and/or securities held by LBI under the repurchase financing agreements and forward TBA agreements between Doral and LBI, and (ii) converting Doral’s claims to general creditor claims. On September 18, 2009, Doral filed objections in bankruptcy court to the SIPC trustee’s determinations, which objections remain pending.
On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims. The motion asserted that “the colorable customer claims will approach — and, depending on how certain disputed issues are resolved, could exceed — the assets available to the SIPC trustee for distribution.” On October 30, 2009, Doral objected to this motion as premature (since as the SIPC trustee noted the process of marshalling assets in the estate is ongoing) and giving the SIPC trustee unwarranted discretion. Doral also reaffirmed its entitlement to customer treatment. An evidentiary hearing on the motion has been scheduled for February 25, 2010. The SIPC trustee has modified the relief sought in the proposed order in respect of the motion based on which Doral has withdrawn its objection to the motion.
Once a final determination regarding Doral’s objections to the denial of its claims for treatment as a customer is issued and once additional information on the SIPC proceeding is obtained (such as, for example, the amount of customer and general creditor claims and the amount of funds that may be available to cover each class of claims), Doral may need to accrue an additional loss with respect to the net LBI receivable of $21.7 million. Such accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
Deteriorating credit quality has adversely impacted the Company and may continue to adversely impact the Company.
The Company has experienced a downturn in credit quality since 2006, and the Company expects credit conditions and the performance of its loan portfolio may continue to deteriorate in the near future. The Company is subject to the risk of loss from loan defaults and foreclosures with respect to loans originated or acquired. The Company establishes provisions for loan losses, which lead to reductions in the income from operations, in order to maintain the allowance for loan losses at a level which is deemed appropriate by management based upon an assessment of the loan portfolio in accordance with established procedures and guidelines. This process, which is critical to the Company’s financial results and condition, requires difficult, subjective and complex judgments about the future, including forecasts of economic and market conditions that might impair the ability of its borrowers to repay the loans. The Company may have to increase the provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Accordingly, a decrease in the quality of the Company’s credit portfolio could have a material adverse effect on the Company’s financial condition and results of operations.
The Company and its banking subsidiaries are subject to regulatory capital adequacy guidelines, and if we fail to meet those guidelines our business and financial condition would be adversely affected.
Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and its banking subsidiaries must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to quantitative judgments by regulators regarding components, risk weightings and other factors. Our bank regulators may increase our capital requirements based on general economic conditions and our particular condition, risk profile and growth plans. If the Company and its banking subsidiaries fail to meet minimum capital and other regulatory requirements, our business and financial condition will be adversely affected. A failure to meet regulatory capital adequacy guidelines at our bank subsidiaries would, among other things, affect their ability to accept or roll over brokered deposits.
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
We may engage in FDIC-assisted transactions, which could present additional risks to our business.
We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we would still be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these transactions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated transaction, we may face additional risk in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We may not be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material effect on our business, financial condition and results of operations.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect our financial statements. Four of the Company’s most critical estimates are the level of the allowance for loan and lease losses, the amount of OTTI of its non-agency securities, the valuation of mortgage servicing rights and the amount of its deferred tax asset. Due to the inherent nature of these estimates the Company may significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, and may recognize a significant provision for impairment of its mortgage servicing rights. If the Company’s allowance for loan and lease losses is not adequate, the Company’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, the Company may increase its allowance for loan and lease losses, which could have a material adverse effect on its capital and results of operations.
In 2009, the Company recognized $27.6 million of OTTI. The OTTI estimate is based upon analysis of the probability of default and loss given default of the residential mortgage loans which underlie the security. If default experiences increase or are later estimated to increase beyond the previously estimated levels, the Company may increase the amount of OTTI, which could have a material adverse effect on its capital and results of operation.
As of December 31, 2009, the Company had a deferred tax asset of approximately $131.2 million. The deferred tax asset is net of a valuation allowance of $385.9 million. The realization of the Company’s deferred tax asset ultimately depends on the existence of sufficient taxable income to realize the value of this asset. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods. The Company’s results of operations would be negatively impacted if it determines that increases to its deferred tax asset valuation allowance are required in a future reporting period.

Defective and repurchased loans may harm our business and financial condition.
In connection with the sale and securitization of mortgage loans, the Company is required to make a variety of customary representations and warranties regarding the Company and the loans being sold or securitized. The Company’s obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things:
•	compliance with laws and regulations;

•	underwriting standards;

•	the accuracy of information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.
A loan that does not comply with these representations and warranties may take longer to sell, may impact the Company’s ability to obtain third-party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before the Company detects a noncompliance, the Company may be obligated to repurchase the loan and bear any associated loss directly, or the Company may be obligated to indemnify the purchaser against any such loss, either of which could reduce the Company’s cash available for operations and liquidity. The Company’s current management team believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate the Company’s lending policies. The Company seeks to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. The Company does not have a reserve on its financial statements for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be significant. Losses associated with defective loans may adversely impact our results of operations or financial condition.
We are exposed to credit risk from mortgage loans held pending sale and mortgage loans that have been sold subject to recourse arrangements.
The Company is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, the Company retained, through recourse arrangements, part of the credit risk on sales of mortgage loans that did not qualify for GNMA, FNMA or FHLMC sale or exchange programs and consequently may suffer losses on these loans. The Company suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of the related property. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in lower gain-on-sale recognition. The Company evaluates the fair value of its recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.
We are subject to risks in servicing loans for others.
The Company’s profitability may also be adversely affected by mortgage loan delinquencies and defaults on mortgage loans that it services for third parties. Under many of its servicing contracts, the Company must advance all or part of the scheduled payments to the owner of an outstanding mortgage loan, even when mortgage loan payments are delinquent. In addition, in order to protect their liens on mortgaged properties, owners of mortgage loans usually require that the Company, as servicer, pay mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. The Company generally recovers its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be canceled as part of the foreclosure proceedings and the Company will not receive any future servicing income with respect to that loan.

We may fail to retain and attract key employees and management personnel.
Our success has been and will continue to be influenced by our ability to retain and attract key employees and management personnel, including senior and middle management. Our ability to attract and retain key employees and management personnel may be adversely affected as a result of the workload and stress associated with the resolution of legacy issues and business transformation efforts, and related risks and uncertainties.
Competition with other financial institutions could adversely affect the profitability of our operations.
The Company faces significant competition from other financial institutions, many of which have significantly greater assets, capital and other resources. As a result, many of the Company’s competitors have advantages in conducting certain businesses and providing certain services. This competitive environment could force the Company to increase the rates it offers on deposits or lower the rates it charges on loans and, consequently, could adversely affect the profitability of its operations.
Damage to our reputation could damage our businesses.
Maintaining a positive reputation for the Company is critical to the Company attracting and maintaining customers, investors and employees. Damage to its reputation can therefore cause significant harm to the Company’s business and prospects. Harm to the Company’s reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Negative publicity regarding the Company, whether or not true, may also result in harm to the Company’s prospects.
Doral Financial and its banking subsidiaries are subject to the supervision and regulation of various banking regulators and have entered into consent orders with these regulators, and these regulators could take action against the Company or its banking subsidiaries.
As a regulated financial services firm, the Company’s good standing with its regulators is of fundamental importance to the continuation and growth of its businesses. Doral Financial is subject to supervision and regulation by the Federal Reserve and the Office of the Commissioner, Doral Bank PR is subject to supervision and regulation by the FDIC and the Office of the Commissioner and Doral Bank NY is subject to supervision and regulation by the OTS and the FDIC.
Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The enforcement powers available to federal banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions. Doral Financial and Doral Bank PR have entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner, which, among other things, prohibited the Company’s banking subsidiaries from paying dividends to the parent company, and prohibited Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval and required Doral Bank PR to take various actions to ensure compliance with the provisions of the Bank Secrecy Act. While the FDIC and the Office of the Commissioner have lifted their consent orders, these banking regulators could take further action with respect to Doral Financial or our banking subsidiaries and, if any such further action were taken, such action could have a material adverse effect on Doral Financial. The Company’s consent order with the Federal Reserve is still in effect, and the Company’s banking regulators could take additional actions to protect the Company’s banking subsidiaries or to ensure that the holding company remains as a source of financial and managerial strength to its banking subsidiaries, and such action could have adverse effects on the Company or its stockholders.
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
Under Doral Financial’s by-laws, Doral Financial is obligated to pay in advance the reasonable expenses incurred by former officers and directors in defending civil or criminal actions or proceedings pending final disposition of such actions. Since 2005, Doral Financial has been advancing funds on behalf of various former officers and directors in connection with the grand jury proceeding referred to above and ongoing investigations by the SEC relating to the restatement of Doral Financial’s financial statements. On March 6, 2008, a former treasurer of Doral Financial was indicted for alleged criminal violations involving securities and wire fraud. On August 13, 2009, Mario S. Levis, the former Treasurer of Doral, filed a complaint against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that Mr. Levis has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral Financial fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. Mr. Levis further moved for preliminary injunctive relief. On December 16, 2009, the parties entered into a Settlement Agreement. On December 17, 2009, Mr. Levis’ motion for a preliminary injunction was denied as moot, and all further proceedings were stayed, but the procedures for future disputes between the parties as outlined in the Settlement Agreement were not affected by the stay. The amounts required to be advanced in lengthy criminal proceeding could be substantial and could materially adversely affect Doral Financial’s result of operations.
Risks related to our common stock
Additional issuances of common stock or securities convertible into common stock may further dilute existing holders of our common stock.
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
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. On April 25, 2006, we announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, our board of directors had suspended the quarterly dividend on common stock. In addition, we will be unable to pay dividends on our common stock unless and until we resume payments of dividends on our preferred stock, which were suspended by the Board of Directors in March 2009.
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
Our share price may fluctuate.
The market price of our common stock could be subject to significant fluctuations because of factors specifically related to our businesses and general market conditions. Factors that could cause such fluctuations, many of which could be beyond our control, include the following:
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
Our principal shareholder represented approximately 78% of our outstanding common stock as of December 31, 2009. The interests of our controlling shareholder may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders. Our controlling shareholder will generally have sufficient voting power to determine the outcome of corporate actions submitted to the shareholders for approval and to influence our management and affairs, including a merger or consolidation of our Company, a sale of all or substantially all of the assets of our Company, an amendment of our organizational documents and the election of members of our board of directors. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our common stock, and the trading prices of our common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price. In addition, this concentration of ownership may prevent attempts to remove or replace senior management.
Our suspension of preferred stock dividends could result in the expansion of our board of directors.
On March 20, 2009, our board of directors announced that it had suspended the declaration and payment of all dividends on all outstanding series of our convertible preferred stock and our noncumulative preferred stock. The suspension of dividends for our noncumulative preferred stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our convertible preferred stock was effective and commenced with the dividends for the quarter commencing in April 2009.
If we do not pay dividends in full on our noncumulative preferred stock for eighteen consecutive monthly periods, or pay dividends in full on our convertible preferred stock for consecutive dividend periods containing in the aggregate a number of days equivalent to six fiscal quarters, the holders of our preferred stock, all acting together as a single class, would have the right to elect two additional members of our board of directors.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
Doral Financial maintains its principal administrative and executive offices in an office building known as the Doral Financial Plaza, located at 1451 Franklin D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $48.4 million. The building is subject to a mortgage in the amount of $39.4 million.
During 2007, Doral Financial consolidated its operations, including the administrative offices of Doral Bank PR, in the Doral Financial Plaza. Prior to the consolidation of operations in the Doral Financial Plaza, Doral Bank PR maintained its administrative offices on three floors owned by Doral Bank PR in a commercial office condominium known as the Doral Bank Plaza, located at 33 Resolution Street in San Juan, Puerto Rico adjacent to the Doral Financial Plaza. The three floors consist of approximately 18,000 square feet per floor at an aggregate total cost of approximately $13.0 million. During 2008, Doral Bank PR sold approximately 23% of the three floors total area at an aggregate cost of $2.8 million for the price of $3.4 million. Approximately 18,597 square feet are leased to tenants unrelated to Doral Bank PR.
In addition, Doral Financial maintains 35 retail banking branches in Puerto Rico at which mortgage origination offices are co-located in 34 of these branches. Of the properties on which the 35 branch locations are located, 10 properties are owned by Doral Financial and 25 properties are leased by Doral Financial from third parties.

The administrative and executive offices of Doral Bank NY and Doral Money are located at 623 Fifth Avenue in New York, New York, where it leases approximately 13,200 square feet.
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
Legal Matters
On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. Doral Financial is cooperating with the U.S. Attorney’s Office in this matter. Doral Financial cannot predict the outcome of this matter and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of this matter.
On August 13, 2009, Mario S. Levis, the former Treasurer of Doral, filed a complaint against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that Mr. Levis has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral Financial fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. Mr. Levis further moved for preliminary injunctive relief. On December 16, 2009, the parties entered into a Settlement Agreement. On December 17, 2009, Mr. Levis’ motion for a preliminary injunction was denied as moot, and all further proceedings were stayed, but the procedures for future disputes between the parties as outlined in the Settlement Agreement were not affected by the stay.
Lehman Brothers Transactions
Doral had counterparty exposure to LBI in connection with repurchase financing agreements and forward TBA agreements. LBI was placed in a SIPC liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings Inc. The commencement of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. In a letter dated on October 6, 2008, Doral notified LBI and the SIPC trustee that it was owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and accrued interest. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that the deadline for final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. The SIPC trustee also announced that it expected to have enough assets to cover customer claims but stated that it could not determine at that point what would be available to pay general creditors.

Based on the information available in the fourth quarter of 2008, Doral determined that the process would likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by ASC 450-10 (SFAS No. 5) and related pronouncements. As a result, Doral accrued as of December 31, 2008 a loss of $21.6 million against the $43.3 million owed by LBI. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
On January 29, 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceeding. On August 19, 2009, the SIPC trustee issued notices of determination to Doral (i) denying Doral’s claims for treatment as a customer with respect to the cash and/or securities held by LBI under the repurchase financing agreements and forward agreements between Doral and LBI, and (ii) converting Doral’s claims to general creditor claims. On September 18, 2009, Doral filed objections in bankruptcy court to the SIPC trustee’s determinations, which objections remain pending.
On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims. The motion asserted that “the colorable customer claims will approach — and, depending on how certain disputed issues are resolved, could exceed — the assets available to the SIPC trustee for distribution.” On October 30, 2009, Doral objected to this motion as premature (since as the SIPC trustee noted the process of marshalling assets in the estate is ongoing) and giving the SIPC trustee unwarranted discretion. Doral also reaffirmed its entitlement to customer treatment. An evidentiary hearing on the motion has been scheduled for February 25, 2010. The SIPC trustee has modified the relief sought in the proposed order in respect of the motion based on which Doral has withdrawn its objection to the motion.
Once a final determination regarding Doral’s objections to the denial of its claims for treatment as a customer is issued and once additional information on the SIPC proceeding is obtained (such as, for example, the amount of customer and general creditor claims and the amount of funds that may be available to cover each class of claims), Doral may need to accrue an additional loss with respect to the net LBI receivable of $21.7 million. Such accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
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
Effective January 14, 2008, the FDIC and the Office of the Commissioner terminated a cease and desist order that had been entered by these regulatory agencies with Doral Bank PR on March 16, 2006 (the “Former Order”). The Former Order was similar to the consent order of Doral Financial with the Federal Reserve described above, and related to safety and soundness issues in connection with the announcement by Doral Financial in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004. Under the terms of the Former Order, Doral Bank PR could not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with, Doral Financial or its subsidiaries, without the prior approval of the FDIC and the Office of the Commissioner.

As a result of an examination conducted during the third quarter of 2008, on July 8, 2009, Doral Bank PR consented with the FDIC and paid civil monetary penalties of $38,030 related to deficiencies in compliance with the National Flood Insurance Act as a result of flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtain flood insurance in a timely manner.
On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and the Recapitalization. The order replaced the MOU with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order required Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (a “BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order further required Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance, OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also required Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). On September 15, 2008, the FDIC terminated this consent order. As the Look Back Review was in process, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covered the remaining portion of the Look Back Review. On June 30, 2009, the FDIC terminated this Memorandum of Understanding because the Look Back Review had been completed.
Doral Financial and Doral Bank PR have undertaken specific corrective actions to comply with the requirements of the terminated enforcement actions and the single remaining enforcement action, but cannot give assurance that such actions are sufficient to prevent further enforcement actions by the banking regulatory agencies.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II
Item 5. Market for Registrant‘s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Doral Financial’s common stock, $0.01 par value per share (the “Common Stock”), is traded and quoted on the New York Stock Exchange (“NYSE”) under the symbol “DRL.”
The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices.

	Calendar	Price Range
Year	Quarter	High	Low

2009	4th	$3.80	$2.63
	3rd	4.26	1.83
	2nd	5.21	1.74
	1st	8.44	1.80

2008	4th	$11.48	$5.10
	3rd	17.80	10.90
	2nd	24.03	13.54
	1st	22.42	17.53
As of February 19, 2010, the approximate number of record holders of Doral Financial’s Common Stock was 160, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $3.39 per share.
Preferred Stock
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
On May 7, 2009, the Company announced the commencement of an offer to exchange a stated amount of its shares of common stock and a cash payment in exchange for a limited number of its shares of outstanding preferred stock. The offer to exchange commenced on May 7, 2009 and expired on June 8, 2009. Each of the series of outstanding preferred stock of Doral Financial were eligible to participate in the exchange offer, subject to all terms and conditions set forth in the Tender Offer Statement that was filed with the SEC on May 7, 2009, as amended. The transaction was settled on June 11, 2009. As a result of the exchange offer, Doral issued an aggregate of 3,953,892 shares of common stock and paid an aggregate of $5.0 million in cash premium payments and recognized a non-cash credit to retained earnings (with a corresponding charge to additional paid in capital) of $9.4 million that was added to net income available to common shareholders in calculating earnings per share. This exchange resulted in an increase in common equity of $100.6 million and a decrease in preferred stock of $105.6 million.
On October 20, 2009, the Company announced the commencement of an offer to exchange a stated amount of its shares of common stock for a limited number of its Convertible Preferred Stock. The offer to exchange commenced on October 20, 2009 and expired on December 9, 2009. The transaction was settled on December 14, 2009. Pursuant to the terms of the offer to exchange, the Company issued 4,300,301 shares of common stock in exchange for 208,854 shares of Convertible Preferred Stock. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of $52.2 million, as well as a non-cash charge to retained earnings of $18.0 million (with a corresponding credit to additional paid in capital) that was deducted from net income available to common shareholders in calculating earnings per share.
Refer to Note 37 of the accompanying Consolidated Financial Statements for additional information.
Dividends
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
For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to the information included in Part III, Item 12 of this Annual Report on Form 10-K, which is incorporated by reference from the 2010 Proxy Statement, and to Note 38, “Stock Options and Other Incentive Plans” of the Consolidated Financial Statements of Doral Financial, which are included as an Exhibit in Part II, Item 15 of this Annual Report on Form 10-K.
Sales of unregistered securities during 2009
As previously disclosed by Doral Financial in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2009, Doral Financial announced on June 8, 2009 the results of its offers to exchange a number of properly tendered and accepted shares of its 7.00% Noncumulative Monthly Income Preferred Stock, Series A (“Series A Preferred Stock”), 8.35% Noncumulative Monthly Income Preferred Stock, Series B (“Series B Preferred Stock”), 7.25% Noncumulative Monthly Income Preferred Stock, Series C (“Series C Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (“Convertible Preferred Stock”, and together with the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the “preferred stock”) for newly issued shares of our common stock, par value $0.01 per share (the “common stock”), plus a cash payment (the “cash premium”) on the terms and subject to the conditions described in the Offer to Exchange, dated May 7, 2009 (as amended from time to time, the “Offer to Exchange”), and in the related Letter of Transmittal, which, as amended or supplemented from time to time, together constituted the exchange offer.
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
The issuance of common stock to the holders of preferred stock in exchange for their shares of preferred stock was made by Doral Financial pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act on the basis that the exchange offer constituted an exchange with existing holders of Doral Financial securities and no commission or other remuneration was paid or given directly or indirectly to any party for soliciting such exchange.
Stock Repurchase
No purchases of Doral Financial’s equity securities were made by or on behalf of Doral Financial during the fourth quarter of 2009.

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
The following performance graph compares the yearly percentage change in Doral Financial’s cumulative total stockholder return on its common stock to that of the Center for Research in Security Prices, Booth School of Business, the University of Chicago (“CRSP”) NYSE Market Index (U.S. Companies) and the CRSP Index for NYSE Depository Institutions (SIC 6000-6099 U.S. Companies) (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2004 in each of Doral Financial’s common stock, the NYSE Market Index (U.S. Companies) and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of Doral Financial’s common stock.

Symbol	ZACKS TOTAL RETURNS FOR:	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009

———	DORAL FINANCIAL CORPORATION	100.00	22.41	6.11	1.92	0.80	0.39

— — —	NYSE Stock Market (US Companies)	100.00	107.16	126.03	131.65	84.06	97.41

................	NYSE Stocks (SIC 6000-6099 US Companies) Depository Institutions	100.00	114.36	135.73	117.30	49.13	79.64

Notes:

A.	Corporate Performance Graph with peer group uses peer group only performance (excludes only company).

B.	Peer group indices use beginning of period market capitalization weighting.

C.	The index level for all series was set to $100.0 on 12/31/2004.

D.	Data and graph are calculated (or derived) from CRSP NASDAQ Stock Market (U.S. Companies), Center for Research in Security Prices (CRSP®), Booth School of Business, The University of Chicago. Copyright 2010.

Item 6. Selected Financial Data.
The following table sets forth certain selected consolidated financial data as of the dates and for the periods indicated. This information should be read in conjunction with Doral Financial’s consolidated financial statements and the related notes thereto.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except for share and per share data)
Selected Income Statement Data:
Interest income	$458,265	$524,674	$578,960	$821,895	$947,779
Interest expense	290,638	347,193	424,619	620,505	667,182

Net interest income	167,627	177,481	154,341	201,390	280,597
Provision for loan and lease losses	53,663	48,856	78,214	39,829	22,369

Net interest income after provision for loan and lease losses	113,964	128,625	76,127	161,561	258,228
Net gain (loss) on mortgage loan sales and fees	9,746	13,112	2,223	(34,456)	52,131
Investment activities (1)	3,964	25,082	(125,205)	(64,896)	(44,204)
(Loss) gain on extinguishment of liabilities	—	—	(14,806)	(4,157)	2,000
Servicing income (loss)	29,337	(7,700)	20,687	6,904	16,715
Commissions, fees and other income	44,154	49,035	41,704	37,378	35,906

Total non-interest income (loss)	87,201	79,529	(75,397)	(59,227)	62,548
Non-interest expenses	243,786	240,412	303,492	374,342	288,493

(Loss) income before income taxes	(42,621)	(32,258)	(302,762)	(272,008)	32,283
Income tax (benefit) expense(2)	(21,477)	286,001	(131,854)	(48,107)	19,091

Net (loss) income	$(21,144)	$(318,259)	$(170,908)	$(223,901)	$13,192

Net loss attributable to common shareholders(3)	$(45,613)	$(351,558)	$(204,207)	$(257,200)	$(20,107)

Dividends Accrued:
Common stock	$—	$—	$—	$8,634	$66,914

Preferred stock	$15,841	$33,299	$33,299	$33,299	$33,299

Preferred stock exchange inducement, net	$8,628	$—	$—	$—	$—

Net loss per common share(3) (4)	$(0.81)	$(6.53)	$(7.45)	$(47.66)	$(3.73)

Dividends per common share	$0.00	$0.00	$0.00	$1.60	$12.40
Book value per common share	$7.41	$6.17	$14.37	$61.17	$106.86
Weighted — Average Common Shares Outstanding:
Basic	56,232,026	53,810,110	27,415,242	5,397,057	5,396,351
Diluted	56,232,026	53,810,110	27,415,242	5,397,057	5,396,352
Common shares outstanding at end of period	62,064,303	53,810,110	53,810,110	5,397,412	5,395,512
Selected Balance Sheet Data:
Cash and cash equivalents	$820,277	$187,517	$789,169	$1,145,861	$1,546,502
Securities held for trading	47,726	251,877	276,462	183,805	388,676
Securities available for sale	2,789,177	3,429,151	1,921,940	2,408,686	4,631,573
Securities held to maturity	—	—	—	2,082,937	2,099,694
Total loans, net(5)	5,695,964	5,506,303	5,344,756	5,159,027	7,800,155
Servicing assets, net	118,493	114,396	150,238	176,367	150,576
Total assets	10,231,952	10,138,867	9,304,378	11,856,424	17,298,749
Deposit accounts	4,643,021	4,402,772	4,268,024	4,250,760	4,237,269
Securities sold under agreements to repurchase	2,145,262	1,907,447	1,444,363	3,899,365	6,054,598
Advances from FHLB	1,606,920	1,623,400	1,234,000	1,034,500	969,500
Other short-term borrowings	110,000	351,600	—	—	—
Loans payable	337,036	366,776	402,701	444,443	3,578,230
Notes payable	270,838	276,868	282,458	923,913	965,621
Total liabilities	9,356,908	9,233,696	7,957,671	10,953,020	16,148,940
Preferred equity	415,428	573,250	573,250	573,250	573,250
Common equity	459,616	331,921	773,457	330,154	576,559
Stockholders’ equity	875,044	905,171	1,346,707	903,404	1,149,809
Selected Average Balance Sheet Data for Period End(6):
Total interest-earning assets	9,515,945	9,422,614	9,647,512	14,309,542	17,963,681
Total assets	10,066,305	10,263,563	10,544,286	15,277,037	18,817,983
Total interest-bearing liabilities	8,539,622	8,345,566	8,717,948	13,386,886	16,838,750
Preferred equity	511,650	573,250	573,250	573,250	573,250
Common equity	355,014	668,224	554,823	434,078	660,643
Total stockholders’ equity	866,664	1,241,474	1,128,073	1,007,328	1,233,893

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except for share and per share data)
Operating Data:
Loan production	$1,148,000	$1,328,000	$1,332,000	$2,017,000	$5,480,000
Loan servicing portfolio(7)	$8,656,000	$9,460,000	$10,073,000	$11,997,000	$9,803,000
Selected Financial Ratios
Performance:
Net interest margin(6)	1.76%	1.88%	1.60%	1.41%	1.56%
Efficiency ratio	97.61%	83.93%	167.76%	211.80%	75.14%
Return on average assets(6)	(0.21%)	(3.10%)	(1.62%)	(1.47%)	0.07%
Return on average common equity(6)	(12.85%)	(52.61%)	(36.81%)	(59.25%)	(3.04%)
Dividend payout ratio for common stock	—	—	—	(3.36%)	(332.44%)
Capital:
Leverage ratio	8.43%	7.59%	10.80%	4.54%	5.54%
Tier 1 risk-based capital ratio	13.82%	13.80%	16.52%	10.30%	11.69%
Total risk-based capital ratio	15.08%	17.07%	17.78%	13.70%	12.69%
Asset quality:
Non-performing assets to total loans portfolio, net and OREO (excluding GNMA defaulted loans)	16.65%	14.42%	12.78%	8.01%	2.77%
Non-performing assets to total assets	9.21%	7.69%	7.22%	3.44%	1.24%
Non-performing loans to total loans (excluding GNMA defaulted loans)	14.86%	13.11%	11.85%	7.30%	2.54%
Allowance for loan and lease losses to total loans receivable	2.55%	2.51%	2.47%	1.94%	1.39%
Allowance for loan and lease losses to non-performing loans (excluding loans held for sale)	16.70%	18.55%	19.84%	21.80%	154.01%
Allowance for loan and lease losses to net charge-offs	313.47%	317.59%	602.17%	880.01%	431.90%
Provision for loan and lease losses to net charge-offs	119.49%	117.53%	377.59%	521.32%	275.68%
Net charge-offs to average loans receivable	0.85%	0.80%	0.50%	0.23%	0.39%
Recoveries to charge-offs	5.52%	2.37%	3.73%	9.71%	7.39%
Other Ratios:
Average common equity to average assets(6)	3.53%	6.11%	4.83%	2.84%	3.51%
Average total equity to average assets(6)	8.61%	12.10%	10.70%	6.59%	6.56%
Tier 1 common equity to risk-weighted assets	7.16%	6.00%	6.66%	2.65%	5.54%

(1)	Includes net credit related OTTI losses of $27.6 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively. Also, includes the loss on trading activities of $3.4 million for the year ended December 31, 2009 and gain on trading activities of $30.0 million for the year ended December 31, 2008.

(2)	See Note 31 of the consolidated financial statements for an explanation of the computation of income tax benefit and expense.

(3)	For the year ended December 31, 2009, includes $8.6 million related to the net effect of the conversions of preferred stock during the second and fourth quarters of 2009.

(4)	For the years ended December 31, 2009, 2008, 2007, 2006 and 2005, net loss per common share represents the basic and diluted loss per share, respectively.

(5)	Includes loans held for sale.

(6)	Average balances are computed on a daily basis.

(7)	Represents the total portfolio of loans serviced for third parties. Excludes $4.4 billion, $4.2 billion, $3.6 billion, $3.1 billion and $5.8 billion of mortgage loans owned by Doral Financial at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the years ended December 31, 2009, 2008, 2007, 2006 and 2005 are as follows:

Year ended December 31,
	2009	2008	2007	2006	2005
Ratio of Earnings to Fixed Charges
Including Interest on Deposits	(A)	(A)	(A)	(A)	1.05x
Excluding Interest on Deposits	(A)	(A)	(A)	(A)	1.06x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	(A)	(A)	(A)	(A)	(B)
Excluding Interest on Deposits	(A)	(A)	(A)	(A)	(B)

(A)	During 2009, 2008, 2007 and 2006, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. The Company would have had to generate additional earnings of $74.6 million, $35.6 million, $361.7 million and $312.5 million, to achieve ratios of 1:1 in 2009, 2008, 2007 and 2006, respectively.

(B)	During 2005, earnings were not sufficient to cover preferred dividends and the ratio was less than 1:1. The Company would have had to generate additional earnings of $49.2 million to achieve a ratio of 1:1 in 2005.
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
On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock. For the year ended December 31, 2009, the Company accrued $15.8 million related to preferred stock, but only $8.3 million were paid during the first quarter of 2009.
The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the five years set forth below.

	December 31,
	2009	2008	2007	2006	2005
(In thousands)
Long-term obligations	$2,457,944	$3,459,246	$2,885,164	$4,834,163	$9,774,714
Cumulative preferred stock	$218,040	$345,000	$345,000	$345,000	$345,000
Non-cumulative preferred stock	$197,388	$228,250	$228,250	$228,250	$228,250
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
OVERVIEW OF RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2009.
CRITICAL ACCOUNTING POLICIES: Provides a discussion of Doral Financial’s accounting policies that require critical judgment, assumptions and estimates.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007: Provides an analysis of the consolidated results of operations for 2009 compared to 2008, and 2008 compared to 2007.
OPERATING SEGMENTS: Provides a description of Doral Financial’s three operating segments and an analysis of the results of operations for each of these segments.
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
OVERVIEW OF RESULTS OF OPERATIONS
Net loss for the year ended December 31, 2009 amounted to $21.1 million, compared to net losses of $318.3 million and $170.9 million for the years 2008 and 2007, respectively. Doral Financial’s performance for the year ended December 31, 2009, compared to 2008 was primarily due to (i) a recognition of a tax benefit of $21.5 million compared to a $286.0 million tax expense in 2008 (which primarily resulted from a $295.9 million deferred tax asset valuation allowance); (ii) a decrease of $9.9 million in net interest income; (iii) an increase of $4.8 million in provision for loan and lease losses; (iv) an increase in non-interest income of $7.7 million and (v) an increase of $3.4 million in non-interest expenses.
The significant events affecting the Company’s financial results for the year ended December 31, 2009 included the following:
•	Net loss attributable to common shareholders for the year ended December 31, 2009 of $45.6 million, resulted in a diluted loss per share of $0.81, compared to a net loss attributable to common shareholders for the corresponding 2008 and 2007 periods of $351.6 million and $204.2 million, or a diluted loss per share of $6.53 and $7.45, respectively. The net loss attributable to common shareholders resulted from the preferred stock exchanges settled during the year which generated a non-cash charge of $8.6 million to retained earnings, and increased paid in capital by $8.6 million, and the accrual for preferred stock dividends of $15.8 million.

•	Net interest income for the year ended December 31, 2009 was $167.6 million, compared to $177.5 million and $154.3 million for the corresponding 2008 and 2007 periods, respectively. The decrease of $9.9 million in net interest income for 2009, compared to 2008, resulted from a reduction in interest income of $66.4 million, partially offset by a reduction in interest expense of $56.6 million. The reduction in interest income resulted principally from (i) a reduction of $37.4 million in interest income on investment securities primarily due to a reduction in the average balance of investment securities of $711.1 million as a result of sales, calls and the settlement of the position with Lehman during 2008 the full impact of which was reflected in 2009; (ii) an increase of $2.1 million in interest on mortgage-backed securities resulted from the net effect and timing of the sale of approximately $2.0 billion of securities and the purchase of approximately $2.3 billion of securities during the year for the purpose of increasing interest margins in the first six months and reducing the Company’s interest rate exposure in the latter part of the year; (iii) a decrease in interest on loans of $21.2 million primarily related to the lower interest rate environment and an increase in non-performing loans in the Company’s loan portfolio; and (iv) a decrease of $8.9 million on interest income on other interest earning assets due to a net decrease of $76.1 million in the average balance of other interest-earning assets. The decrease in interest expense resulted primarily from (i) a decrease of $31.6 million in interest on deposits driven by the rollover of maturing brokered CDs at lower current market rates even though the Company lengthened maturities, as well as shifts in the composition of the Company’s retail deposits and the general decline in interest rates; (ii) a decrease of $9.8 million and $6.7 million in the interest on securities sold under agreements to repurchase and advances from FHLB, respectively, mainly driven by the general decline in interest rates; and (iii) a decrease of $9.0 million in interest on loans payable due to a reduction in the average balance of loans payable of $27.2 million as a result of repayment of loans and a decrease of 216 basis points in the average cost of loans payable since most of these loans are floating rate notes indexed to the 3-month LIBOR.

•	Doral Financial’s provision for loan and lease losses for the year ended December 31, 2009 amounted to $53.7 million, compared to $48.9 million and $78.2 million for the corresponding 2008 and 2007 periods, respectively. For 2009, the Company’s provision for loan and lease losses for all portfolios increased except for the provision for the commercial real estate portfolio which is the portfolio where a higher provision was established at the end of 2008. The level of the provision in 2009 was largely driven by higher delinquencies (primarily in the construction, residential mortgage and commercial loan portfolios) during the period and the continued deterioration in the Puerto Rico economy.
•	Non-interest income for the year ended December 31, 2009 was $87.2 million, compared to non-interest income of $79.5 million for the corresponding 2008 period and to a non-interest loss of $75.4 million for 2007. The increase in non-interest income of $7.7 during 2009 resulted from (i) a net gain on investment securities of $34.9 million due to the sale of approximately $2.0 billion of mortgage-backed securities and other debt securities; (ii) an OTTI loss of $27.6 million recognized on seven of the Company’s non-agency CMOs; (iii) a net loss on trading activities was driven principally by an increase in the loss on the MSR economic hedge of $36.2 million when compared to 2008; and (iv) a decrease in other income of $5.2 million due to a lower gain on redemption of shares of VISA, Inc. in 2009 of $3.2 million and lower sales of units of a residential housing project which the Company took possession of in 2005 of $1.3 million.

•	Non-interest expense for the year ended December 31, 2009 was $243.8 million, compared to $240.4 million and $303.5 million for the years ended December 31, 2008 and 2007, respectively. Non-interest expenses results for the year ended December 31, 2009 were impacted by (i) decreases of $1.8 million in compensation and employee benefits, of $1.9 million in advertising expenses, of $3.2 million in depreciation expenses, of $3.1 million in occupancy expenses, and a significant decrease in other expenses resulted from a provision of $21.6 million recognized during 2008 related to the account receivable from Lehman Brothers, Inc., offset by (ii) an increase of $7.4 million in professional services expenses driven by amounts advanced to cover legal expenses of the Company’s former officers, for the management of legacy portfolios and expenses associated with the preferred stock exchanges; (iii) an increase of $2.6 million in EDP expenses primarily related to certain initiatives to optimize and update the Company’s banking and mortgage platforms and to an increase in the Company’s outsourced services; (iv) an increase of $13.6 million in the FDIC insurance expense; and (v) an increase of $13.7 million in OREO losses and other related expenses as a result of significant appraisal adjustments.

•	An income tax benefit of $21.5 million for the year ended December 31, 2009, compared to an income tax expense of $286.0 million (related to a valuation allowance established in 2008) and an income tax benefit of $131.9 million for the years ended December 31, 2008 and 2007. The recognition of an income tax benefit for 2009 was the result of a current tax benefit of $11.5 million and a deferred tax benefit of $10.0 million. The current tax benefit resulted from the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions, partially offset by the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized net of current tax expenses in the Company’s U.S. affiliates. The deferred tax benefit is primarily related to the effect of the Company entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009 amending the previous agreement regarding amortization of certain prepaid taxes, net of the amortization of existing deferred tax assets.

•	The Company reported other comprehensive income of $11.7 million for the year ended December 31, 2009 compared to other comprehensive loss of $90.1 million and other comprehensive income of $73.8 million for the corresponding 2008 and 2007 periods. The Company’s other comprehensive income for the year ended December 31, 2009 resulted principally from the increase in value of securities in its available for sale investment portfolio. The other comprehensive loss for the year ended December 31, 2008 was mainly driven by the reduction in value of the Company’s private label CMO’s as a result of the price movement on these securities that has been affected by the conditions of the U.S. financial markets, especially the non-agency mortgage market.

•	Doral Financial’s loan production for the year ended December 31, 2009 was $1.1 billion, compared to $1.3 billion for the comparable 2008 period, a decrease of $0.2 billion, or 14%. The decrease in Doral Financial’s loan production during 2009 resulted from decreases in residential mortgage and construction lending activity levels in Puerto Rico. The decrease in Doral Financial’s originated loans is due to a number of factors including deteriorating economic conditions, competition from other financial institutions, changes in laws and regulations and the general economic conditions in Puerto Rico.
•	Total assets as of December 31, 2009 totaled to $10.2 billion compared to $10.1 billion as of December 31, 2008. Total assets at December 31, 2009, when compared to December 31, 2008 were affected by a decrease of $835.8 million in the Company’s investment securities portfolio that resulted from a combination of sales amounted to $2.0 billion of investment securities during 2009 and purchases primarily of shorter duration mortgage-backed securities as part of interest rate risk management, and partially offset by increases of $189.7 million in net loans, $539.5 million in cash and due from banks, $93.3 million in interest earning assets, $32.9 million in real estate held for sale and $56.9 million in other assets.

•	Non-performing assets as of December 31, 2009 were $942.6 million, an increase of $163.4 million from December 31, 2008. Non-performing loans (which are included in non-performing assets) as of December 31, 2009 were $848.3 million, an increase of $130.6 million from December 31, 2008. The increase in non-performing assets resulted from increases in non-performing construction and residential mortgage loans as a direct consequence of the depressed housing market and overall macroeconomic trends in Puerto Rico.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in Doral Financial’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of Doral Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2009. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in Doral Financial’s results of operations or financial condition.
Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Note 2 to Doral Financial’s consolidated financial statements contain a summary of the most significant accounting policies followed by Doral Financial in the preparation of its financial statements. The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are set forth below.
Fair Value Measurements
The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve the application of the lower-of-cost-or-market accounting or write-downs of individual assets.
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
Effective April 1, 2009, the Company adopted ASC 825, Financial Instruments, (previously FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”)). ASC 825 requires the Company to disclose for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by ASC 825-10-50 (previously SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”)).
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
Determination of Fair Value
Under ASC 820 (SFAS No. 157), the Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820 (SFAS No. 157).
Fair value measurements for assets and liabilities where there is limited or no observable market data are based primarily upon the Company’s estimates, and are generally calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the fair values represent management’s estimates and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Please refer to Note 40 of the accompanying Consolidated Financial Statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
Gain or Loss on Mortgage Loan Sales
The Company generally sells or securitizes a portion of the residential mortgage loans that it originates. FHA and VA loans are generally securitized into GNMA mortgage-backed securities and held as trading securities. After holding these securities for a period of time, usually less than one month, Doral Financial sells these securities for cash. Conforming conventional loans are generally sold directly to FNMA, FHLMC or institutional investors or exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells for cash through broker-dealers.
As part of its mortgage loan sale and securitization activities, Doral Financial generally retains the right to service the mortgage loans it sells. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the carrying value, also known as basis, of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The gain on sale reported by Doral Financial is the difference between the proceeds received from the sale and the cost allocated to the loans sold. The proceeds include cash and other assets received in the transaction (primarily MSRs) less any liabilities incurred (i.e., representations and warranty provisions). The reported gain or loss is the difference between the proceeds from the sale of the security or mortgage loan pool and its allocated cost. The amount of gain on sale is therefore influenced by the values of the MSRs and retained interest recorded at the time of sale. See “-Retained Interest Valuation” below for additional information.
If in a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in transferred assets), Doral Financial has not surrendered control over the transferred assets according to the provisions of ASC 860, Transfers and Servicing, (previously FASB Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140), Doral Financial accounts for the transfer as a secured borrowing (loan payable) with a pledge of collateral.
Retained Interest Valuation
The Company routinely originates, securitizes and sells mortgage loans into the secondary market. The Company generally retains the servicing rights and, in the past, also retained IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. MSRs entitle Doral Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points, less, in certain cases, any corresponding guarantee fee. In addition, MSRs may entitle Doral Financial, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs. The Company’s interests that continue to be held (“retained interest”) are subject to prepayment and interest rate risk. MSRs are classified as servicing assets in Doral Financial’s Consolidated Statements of Financial Condition. Any servicing liability recognized is included as part of accrued expenses and other liabilities in Doral Financial’s Consolidated Statements of Financial Condition.
Doral Financial engages third party specialists to assist with its valuation of the Company’s servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the MSRs is determined based on a combination of benchmarking of servicing assets (valuation surveys) and cash-flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior, for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For the year ended December 31, 2009, the MSRs fair value amounted to $118.5 million, which represents a value increment of $4.1 million compared to December 31, 2008.
The generalized increase in MSR values was mainly driven by the increase observed in mortgage rates for the year, which in turn reduced the consensus estimate for mortgage prepayment speeds. Consistent with this market trend, prepayment speeds for the Company’s MSR collateral decreased by about 450 basis points when compared to the end of 2008. Secondary components of the increase in MSR carrying values were: (1) an increase in ancillary income offset by a decrease in float earnings and (2) a reduction of $804.7 million in unpaid principal balance of MSR underlying mortgages.
IOs represent the estimated present value of cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for prepayments) after subtracting: (1) the interest rate payable to the investor (adjusted for any embedded cap, if applicable); and (2) a contractual servicing fee. As of December 31,

2009, the carrying value of the IOs of $45.7 million is related to $324.4 million of outstanding principal balance of mortgage loans sold to investors. IOs are classified as securities held for trading in Doral Financial’s Consolidated Statements of Financial Condition.
To determine the value of its portfolio of variable IOs, Doral Financial uses an internal valuation model that forecasts expected cash flows using forward LIBOR rates derived from the LIBOR/Swap yield curve at the date of the valuation. The characteristics of the variable IOs result in an increase in cash flows when LIBOR rates fall and a reduction in cash flows when LIBOR rates rise. This provides a mitigating effect on the impact of prepayment speeds on the cash flows, with prepayments expected to rise when long-term interest rates fall reducing the amount of expected cash flows and the opposite when long-term interest rise. Prepayment assumptions incorporated into the valuation model for variable and fixed IOs are based on publicly available, independently verifiable, prepayment assumptions for FNMA mortgage pools and statistically derived prepayment adjusters based on observed relationships between the Company’s and FNMA’s U.S. mainland mortgage pool prepayment experiences.
This methodology resulted in a CPR of 10.38% for 2009, 12.74% for 2008 and 9.81% for 2007. The change in the CPR between 2009 and 2008 was due mostly to a generalized decrease in market interest rates. However, Puerto Rico prepayments speeds continue to be slower than U.S. especially considering the persistence of recessionary conditions.
The Company continues to benchmark its internal assumptions for setting its discount rate to a third party valuation provider. A discount rate of 13.00% was used for the years ended December 31, 2009 and 2008, respectively, and 12.11% for the corresponding 2007 period.
For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with ASC 325-40 (EITF No. 99-20). The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The following table presents a detail of the cash flows received and the losses on the valuation of Doral Financial’s portfolio of IOs for 2009, 2008 and 2007 based on the internal valuation model:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Total cash flows received on IO portfolio	$15,378	$12,560	$12,533
Amortization of IOs, as offset to cash flows	(9,236)	(5,398)	(6,552)

Net cash flows recognized as interest income	$6,142	$7,162	$5,981

Gain on IO valuation	$2,780	$5,649	$8,554

As discussed above, Doral Financial classifies its IOs as securities held for trading with changes in the fair value recognized in current earnings as a component of net gain (loss) on trading activities.

The following table shows the weighted averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2009:

	Servicing	Interest-Only
	Assets	Strips
(Dollars in thousands)
Carrying amount of retained interest	$118,493	$45,723
Weighted-average expected life (in years)	6.6	5.1
Constant prepayment rate (weighted-average annual rate)	9.1%	10.4%
Decrease in fair value due to 10% adverse change	$(4,428)	$(1,385)
Decrease in fair value due to 20% adverse change	$(8,593)	$(2,693)
Residual cash flow discount rate (weighted-average annual rate)	11.4%	13.0%
Decrease in fair value due to 10% adverse change	$(4,764)	$(1,464)
Decrease in fair value due to 20% adverse change	$(9,175)	$(2,827)
These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in the table above, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities.
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of December 31, 2009, all of the mortgage loan sale contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

(Dollars in thousands)	Constant	Weighted-Average	Change in Fair
Change in Interest	Prepayment	Expected Life	Value of Interest-
Rates (basis points)	Rate	(years)	Only Strips	% Change
+ 200	6.7%	6.5	$(4,193)	(9.2)%
+ 100	8.1%	5.9	(2,024)	(4.4)%
+ 50	9.3%	5.4	(1,239)	(2.7)%
Base	10.4%	5.1	—	0%
- 50	11.8%	4.7	965	2.1%
- 100	13.0%	4.5	1,648	3.6%
- 200	14.6%	4.1	3,624	7.9%
The Company’s IOs included in the table above are primarily floating rate IOs. Accordingly, in a declining interest rate scenario (as shown in the table above), decreases in the fair value of the interest rate caps only partially offsets the positive impact that declining interest rates would have on the fair values of the IOs. This results in net increases in the fair values of the IOs.
Valuation of Trading Securities and Derivatives
Doral Financial’s net gain (loss) on trading activities includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other financial instruments, such as derivative contracts, that Doral Financial uses to manage its interest rate risk. Securities held for trading and derivatives are recorded at fair values with increases or decreases in such values reflected in current earnings. The fair values of many of Doral Financial’s trading securities (other than IOs) are based on market prices obtained from market data sources, such as Bloomberg LLP and Interactive Data Corporation. For instruments not traded on a recognized market, Doral Financial generally determines fair value by reference to quoted market prices for similar instruments. The fair values of derivative instruments are obtained using internal valuation models based on financial modeling tools and using market derived assumptions obtained from Bloomberg LLP.

Until the second quarter of 2009, securities accounted as held for trading included U.S. Treasury security positions, taken as economic hedges against the valuation adjustment of the Company’s capitalized mortgage servicing rights. Subsequently, the U.S. Treasury positions were unwound and other derivative instruments were used as economic hedges on the MSR.
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
For those derivatives not designated as an accounting hedge, fair value gains and losses are reported as part of net gain (loss) on trading activities in the Consolidated Statements of Operations.
Other Than Temporary Impairment
Doral Financial adopted ASC 320-10-65, Investments-Debt and Equity Securities/Transition and Open Effective Date Information, (previously FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), effective April 1, 2009. ASC 320-10-65 (FSP FAS No. 115-2 and FAS No. 124-2) requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:
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
The Company evaluates its individual investment securities for OTTI at least on a quarterly basis. As part of this process, the Company considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status of the securities; the creditworthiness of the issuers of the securities; the value and type of underlying collateral; the duration and level of the unrealized loss; any credit enhancements; and other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The difference between the estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be a credit loss.

Other Income Recognition Policies
Interest income on loans is accrued by Doral Financial when earned. Loans are placed on non-accrual status when any portion of principal or interest is more than 90 days past due, except for revolving lines of credit and credit cards until 180 days past due and FHA and VA loans until 300 days past due, or earlier if concern exists as to the ultimate collectibility of principal or interest. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is fully reversed. Such interest, if collected, is credited to income in the period of recovery. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.
Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales and fees when the loan is sold or securitized into a mortgage-backed security. In the case of loans held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with ASC 310-20, Receivables / Nonrefundable Fees and Other Costs, (previously SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”)).
Allowance for Loan and Lease Losses
Doral Financial maintains an allowance for loan and lease losses to absorb probable credit-related losses on its loans receivable portfolio. The allowance consists of specific and general components and is based on Doral Financial’s assessment of default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and the degree of risk inherent in the loans receivable portfolio. The allowance is maintained at a level that Doral Financial considers to be adequate to absorb probable losses. Credit losses are charged and recoveries are credited to the allowance, while increases to the allowance are charged to operations. Unanticipated increases in the allowance for loan and lease losses could adversely impact Doral Financial’s net income in the future.
The Company evaluates impaired loans and calculates the related valuation allowance based on ASC 310-10-35, Receivables-Measurement of Loan Impairment, (previously SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”)). Commercial and construction loans over $1.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.
The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals or estimated using an appraisal-like methodology (see below). Consistent with management’s intention of preserving capital, its strategy is to maximize proceeds from the disposition of foreclosed assets as opposed to rapid liquidation. Accordingly, the market value of appraisals is used. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan. When current appraisals are not available, management estimates the fair value of the collateral giving consideration to several factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required return on the investment a potential acquirer may have and current market interest rates in the Puerto Rico market.
Doral Financial’s mortgage loan portfolio consists primarily of homogeneous loans that are secured by residential real estate and are made to consumers. Doral Financial does not evaluate individual small-balance homogeneous loans for impairment. Instead, it records an allowance (including residential mortgages, consumer, commercial and construction loans under $1.0 million) on a group basis under the provisions of ASC 450-20-25, Contingencies-Loss Contingencies/Recognition, (previously SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”)). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The Company also engages in the restructuring and/or modifications of the debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the ASC 310-40, Receivables-Troubled Debt Restructuring by Creditors and ASC 470-60, Debt-Troubled Debt Restructuring by Debtors, (previously SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings). Such restructures are identified as TDRs and accounted for based on the provisions ASC 310-10-35, Receivables-Measurement of Loan Impairment, (previously SFAS No. 114, Accounting by Creditors for Impairment of a Loan).
Estimated Recourse Obligation
Prior to 2006, the Company normally sold mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in lower gain-on-sale recognition. Doral Financial recognized the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its estimated recourse exposure on these loans. During the third quarter of 2008, Doral Financial refined its estimate for determining expected losses from recourse obligations as it began to develop more data regarding historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. This actual data on losses showed a substantially different experience than that used for newer loans for which insurance quotes are published. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2009 and 2008, but actual future recourse obligations may be different and a different result may have been obtained if the Company had used another method for estimating this liability.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, as necessary, in the period that the tax change is enacted. The Company recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against deferred tax assets. In determining the realizability of deferred tax assets the Company considers, among other matters, all sources of taxable income, including the future reversal of existing temporary differences, future taxable income, carryforwards and tax planning strategies. In the determination of the realizability of the deferred tax asset, the Company evaluates both positive and negative evidence regarding the ability of the Company to generate sufficient taxable income. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.
On January 1, 2007, the Company adopted the provision of ASC 740, Income Taxes, (previously FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”). The Company classifies all interest and penalties related to tax uncertainties as income tax expense.
Income tax benefit or expense includes (i) deferred tax expense or benefit, which represents the net change in the deferred tax assets or liability balance during the year plus any change in the valuation allowance, if any; and (ii) current tax expense.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
Net Interest Income
Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short term interest rates. Please refer to “- Risk Management” below for additional information on the Company’s exposure to interest rate risk.
Net interest income for the years 2009, 2008 and 2007, was $167.6 million, $177.5 million, and $154.3 million, respectively.
2009 compared to 2008. Doral Financial’s net interest income for the year ended December 31, 2009, decreased by $9.9 million, or 6%, compared to 2008. The decrease in net interest income resulted from a reduction in interest income of $66.4 million, partially offset by a reduction in interest expense of $56.6 million. The reduction in interest income was principally related to (i) a reduction of $37.4 million in interest income on investment securities primarily due to a reduction in the average balance of investment securities of $711.1 million as a result of sales, calls and the settlement of the position with Lehman during 2008 the full impact of which was reflected in 2009; (ii) an increase of $2.1 million in interest on mortgage-backed securities resulted from the net effect and timing of the sale of approximately $2.0 billion of securities and the purchase of approximately $2.3 billion of securities during the year for the purpose of increasing interest margins in the first six months and reducing the Company’s interest rate exposure in the latter part of the year; (iii) a decrease in interest on loans of $21.2 million compared to December 2008 primarily related to the lower interest rate environment and an increase in non-performing loans in the Company’s loan portfolio; and (iv) a decrease of $8.9 million in interest income on other interest earning assets was due to a net decrease of $76.1 million in the average balance of other interest-earning assets.
The decrease in interest income was partially offset by a decrease in interest expense of $56.6 million for the year ended December 31, 2009, when compared to the corresponding 2008 period. The decrease in interest expense was driven by (i) a reduction of $31.6 million in interest expense on deposits driven by the rollover of maturing brokered CDs at lower current market rates even though the Company lengthened maturities, as well as shifts in the composition of the Company’s retail deposits and the general decline in interest rates; (ii) a reduction of $9.8 million in interest expense on securities sold under agreements to repurchase driven by the general decline in interest rates; (iii) a decrease of $6.7 million in interest on advances from FHLB resulted primarily from the general decline in interest rates that allowed the Company to maintain its balance of advances at lower fixed rates; (iv) an increase of $1.0 million in interest on short-term borrowings directly related to the increase of $0.4 billion in the average balance of short-term borrowings during 2009 compared to the previous year; and (v) a decrease of $9.0 million in interest on loans payable due to a reduction in the average balance of loans payable of $27.2 million as a result of repayment of loans and lower interest rates.
Average interest-earning assets increased from $9.4 billion for the year ended December 31, 2008 to $9.5 billion for the corresponding 2009 period. The reduction in leverage combined with a decline in net interest income of $9.9 million during 2009, resulted in a contraction of the net interest margin from 1.88% for the year ended December 31, 2008 to 1.76% in the corresponding 2009 period.
2008 compared to 2007. Doral Financial’s net interest income for the year ended December 31, 2008, increased by $23.2 million, or 15%, compared to 2007. The increase in net interest income was principally due to a faster decline in interest expense than interest income during a period of declining interest rates. This is because Company’s interest bearing assets on average have longer re-pricing periods than its interest-bearing liabilities. Another principal factor was the reduction in the Company’s leverage resulting from the repayment of $625.0 million in senior notes in July 2007 which was funded primarily with a $610.0 million capital raise. The Company also reduced its leverage through the sale of investment securities during the latter half of 2007 as part of the Company’s interest rate risk management efforts and the reduction in investments securities in the latter half of 2008 associated with the liquidation of Lehman Brothers Inc. and the exercise of call options by issuers on bonds owned by the

Company. Net interest margin increased from 1.60% for the year ended December 31, 2007 to 1.88% for the corresponding 2008 period.
Average balance of interest-bearing liabilities decreased by $0.4 billion compared to the corresponding 2007 period. The reduction in the average balance of the interest-bearing liabilities was principally impacted by (i) a reduction of $0.8 billion in the average balance of the repurchase agreements mainly related to the reduction of $0.5 billion associated with the termination of repurchase financing arrangements associated with such financing arrangements with LBI as a result of the SIPC liquidation proceedings as of September 19, 2008 during the third quarter of 2008; (ii) a reduction of $0.4 billion in the average balance of the notes payable related to the repayment of $625.0 million in senior notes on July 20, 2007; and (iii) partially offset by an increase of $0.6 billion in the average balance of the advances from FHLB used to finance the Asset Purchase Program (as defined below).
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

Table A — Average Balance Sheet and Summary of Net Interest Income

	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-Earning Assets:
Total loans(1)(2)	$5,680,428	$321,384	5.66%	$5,566,644	$342,631	6.16%	$5,156,667	$353,202	6.85%
Mortgage-backed securities	3,035,780	114,032	3.76%	2,267,801	111,940	4.94%	1,254,626	69,914	5.57%
Interest-only strips	48,873	6,142	12.57%	50,167	7,162	14.28%	49,936	5,981	11.98%
Investment securities	296,793	10,234	3.45%	1,007,845	47,602	4.72%	2,141,949	97,598	4.56%
Other interest-earning assets	454,071	6,473	1.43%	530,157	15,339	2.89%	1,044,334	52,265	5.00%

Total interest-earning assets/interest income	9,515,945	$458,265	4.82%	9,422,614	$524,674	5.57%	9,647,512	$578,960	6.00%

Total non-interest-earning assets	550,360			840,949			896,774

Total assets	$10,066,305			$10,263,563			$10,544,286

Liabilities and Stockholders’ Equity :
Interest-Bearing Liabilities:
Deposits	$3,961,603	$125,133	3.16%	$4,003,331	$156,730	3.91%	$3,772,111	$171,232	4.54%
Repurchase agreements	1,894,329	70,712	3.73%	1,974,732	80,527	4.08%	2,788,039	124,983	4.48%
Advances from FHLB	1,596,087	62,948	3.94%	1,669,975	69,643	4.17%	1,097,978	55,636	5.07%
Other short-term borrowings	459,887	1,212	0.26%	37,652	233	0.62%	—	—	—
Loans payable	353,556	9,881	2.79%	380,772	18,865	4.95%	425,375	28,834	6.78%
Notes payable	274,160	20,752	7.57%	279,104	21,195	7.59%	634,445	43,934	6.92%

Total interest-bearing liabilities/interest expense	8,539,622	$290,638	3.40%	8,345,566	$347,193	4.16%	8,717,948	$424,619	4.87%

Total non-interest-bearing liabilities	660,019			676,523			698,265

Total liabilities	9,199,641			9,022,089			9,416,213
Stockholders’ equity	866,664			1,241,474			1,128,073

Total liabilities and stockholders’ equity	$10,066,305			$10,263,563			$10,544,286

Net interest-earning assets	$976,323			$1,077,048			$929,564

Net interest income on a non-taxable equivalent basis		$167,627			$177,481			$154,341

Interest rate spread(3)			1.42%			1.41%			1.13%

Interest rate margin(4)			1.76%			1.88%			1.60%

Net interest-earning assets ratio(5)			111.43%			112.91%			110.66%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $1.1 million, $1.3 million and $2.5 million for 2009, 2008 and 2007, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.
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

Table B — Net Interest Income Variance Analysis

	2009 compared to 2008			2008 compared to 2007
	Increase/(Decrease)			Increase/(Decrease)
		Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income Variance
Total loans	$6,924	$(28,171)	$(21,247)	$26,728	$(37,299)	$(10,571)
Mortgage-backed securities	32,667	(30,575)	2,092	50,729	(8,703)	42,026
Interest-only strips	(181)	(839)	(1,020)	28	1,153	1,181
Investment securities	(27,041)	(10,327)	(37,368)	(53,317)	3,321	(49,996)
Other interest-earning assets	(1,957)	(6,909)	(8,866)	(19,884)	(17,042)	(36,926)

Total interest income variance	10,412	(76,821)	(66,409)	4,284	(58,570)	(54,286)

Interest Expense Variance
Deposits	$(1,626)	$(29,971)	$(31,597)	$10,119	$(24,621)	$(14,502)
Repurchase agreements	(3,177)	(6,638)	(9,815)	(33,998)	(10,458)	(44,456)
Advances from FHLB	(3,008)	(3,687)	(6,695)	25,188	(11,181)	14,007
Other short-term borrowings	1,187	(208)	979	117	116	233
Loans payable	(1,266)	(7,718)	(8,984)	(2,789)	(7,180)	(9,969)
Notes payable	(384)	(59)	(443)	(26,636)	3,897	(22,739)

Total interest expense variance	(8,274)	(48,281)	(56,555)	(27,999)	(49,427)	(77,426)

Net interest income variance	$18,686	$(28,540)	$(9,854)	$32,283	$(9,143)	$23,140

Interest Income
Total interest income for the years 2009, 2008 and 2007, was $458.3 million, $524.7 million and $579.0 million, respectively.
2009 compared to 2008. Interest income decreased by approximately $66.4 million, or 13%, for the year ended December 31, 2009 compared to the corresponding 2008 period. Significant variances impacting interest income for the year ended December 31, 2009, when compared to the corresponding 2008 period, are as follow:
•	A reduction of $21.2 million in interest income on loans primarily related to the lower interest rate environment and an increase in non-performing loans in the Company’s loan portfolio. The average interest rate on loans decreased 50 basis points for the year ended December 31, 2009 compared to the same period in 2008, while non-performing loans increased by $130.6 million during 2009.

•	An increase of $2.1 million in interest income on mortgage-backed securities resulted from the net effect and timing of the sale of approximately $2.0 billion of securities and the purchase of approximately $2.3 billion of securities during the year for the purpose of increasing interest margins in the first six months and reducing the Company’s interest rate exposure in the latter part of the year. These transactions resulted in an increase in the average balance of mortgage-backed securities of $768.0 million.

•	A decrease of $1.0 million in interest income on IOs was mainly driven by a decrease of $1.3 million in the average balance of IOs during 2009 due to the portfolio run-off.

•	A reduction of $37.4 million in interest income on investment securities was primarily due to a reduction in the average balance of investment securities of $711.1 million as a result of sales, calls and the settlement of the position with Lehman during 2008 the full impact of which was reflected in 2009. The average rate of investment securities decreased 127 basis points during 2009.

•	A decrease of $8.9 million on interest income of other interest-earning assets resulted from a net decrease of $76.1 million in the average balance of other interest-earning assets resulting from the sale of these instruments to finance the purchase of securities. The average rate of other interest-earning assets decreased by 146 basis points during 2009.
2008 compared to 2007. Interest income decreased by approximately $54.3 million, or 9%, for the year ended December 31, 2008 compared to the corresponding 2007 period. Significant variances impacting interest income for the year ended December 31, 2008, when compared to the corresponding 2007 period, are as follow:

•	A decrease of $10.6 million, or 3% in interest income on loans. The average rate earned on the Company’s loans decreased by 69 basis points for the year ended December 31, 2008, compared to 2007, and the average balance of loans increased by $0.4 billion, or 8%, compared to 2007. The decrease in interest income on loans was mainly related to the increase in delinquencies in the Company’s loan portfolio during 2008.

•	An increase of $42.0 million, or 60% in mortgage-backed securities resulted from an increase in the average balance of mortgage-backed securities of $1.0 billion, or 80% from 2007 to 2008, offset in part by a decrease in the average rate earned on mortgage-backed securities of 63 basis points. The increase in the average balance of mortgage-backed securities was driven by the purchase of securities during 2008, which amounted to $2.6 billion, through the Company’s Asset Purchase Program.

•	An increase of $1.2 million, or 20% in interest income on IOs principally attributable to the decline in interest rates during 2008 as compared to 2007. The impact of the increase in the average balance of outstanding IOs and the increase in interest income of the IOs contributed to an increase of 230 basis points in the average yield of the IOs. The actual cash flow received on Doral Financial’s portfolio of IOs, particularly its floating rate IOs, increased to $12.6 million for 2008, compared to $12.5 million for 2007.

•	A decrease of $50.0 million, or 51% in interest income on investment securities that resulted from a reduction in the average balance of investment securities of $1.1 billion, or 53%, from 2007 to 2008, mainly related to the sale of $1.9 billion of available for sale investment securities during the second half of 2007 and to the reduction of $0.5 billion associated with the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with LBI as a result of the SIPC liquidation proceedings during the third quarter of 2008.

•	A decrease of $36.9 million, or 71% in interest income on other interest-earning assets. A decrease of 211 basis points for the year ended December 31, 2008 in the average yield on other interest-earning assets was due to decline in interest rates, compared to 2007. During 2008 the average balance of other interest-earning assets decreased by $0.5 billion, or 49%, compared to 2007. The decrease was primarily related to the use of money market instruments for the purchase of assets and for liquidity purposes.
Interest Expense
Total interest expense for the years 2009, 2008 and 2007, was $290.6 million, $347.2 million and $424.6 million, respectively.
2009 compared to 2008. Interest expense decreased by approximately $56.6 million, or 16%, for the year ended December 31, 2009 compared to the corresponding 2008 period. Significant variances impacting interest expense for the year ended December 31, 2009, when compared to the corresponding 2008 period, are as follow:
•	A decrease of $31.6 million in interest expense on deposits driven by the rollover of maturing brokered CDs at lower current market rates even though the Company lengthened maturities, as well as shifts in the composition of the Company’s retail deposits and the general decline in interest rates. A reduction of $41.7 million in the average balance of deposits during 2009, combined with the decrease in the interest expense thereon resulted in a decrease in the average cost of deposits during 2009 of 75 basis points compared to the corresponding 2008 period.

•	A decrease of $9.8 million in the interest expense of securities sold under agreements to repurchase was mainly driven by the general decline in interest rates that resulted in a reduction of 35 basis points in the average interest cost during 2009.

•	A reduction of $6.7 million in interest expense on advances from FHLB resulted primarily from the general decline in interest rates that allowed the Company to maintain its balance of advances at lower fixed rates. While the average balance of advances from FHLB decreased $73.9 million during 2009, the average cost decreased by 23 basis points for the year ended December 31, 2009.

•	An increase of $1.0 million in interest expense on other short-term borrowings is directly related to the increase of $0.4 billion in the average balance of other short-term borrowings for the year ended December 31, 2009, when compared to 2008 corresponding period. The higher average balance of other short-term borrowings is related to the Company’s focus on the repositioning of borrowings to lower cost instruments such as the auction of term funds to depository institutions granted by the Federal Reserve under the Term Auction Facility (“TAF”).
•	A decrease of $9.0 million in interest expense on loans payable resulted from a reduction of $27.2 million in the average balance of loans payable due to the regular repayment of borrowings. The average cost on loans payable during 2009 decreased by 216 basis points compared to the corresponding 2008 period as a result of the general decline in interest rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.
2008 compared to 2007. Interest expense decreased by approximately $77.4 million, or 18%, for the year ended December 31, 2008 compared to the corresponding 2007 period. Significant variances impacting interest expense for the year ended December 31, 2008, when compared to the corresponding 2007 period, are as follow:
•	A decrease in interest expense on deposits of $14.5 million, or 8%, resulted from the repositioning of the Company’s deposit products and the general decline in interest rates. The increase in the average balance of deposits during 2008 by $231.2 million, or 6%, compared to 2007, combined with the decrease in interest expense on deposits resulted in a decrease in the average interest cost on deposits during 2008 of 63 basis points, compared to the corresponding 2007 period.

•	A reduction of $44.5 million in interest expense on securities sold under agreements to repurchase principally related to a decrease of $0.8 billion, or 29%, in the average balance of securities sold under agreements to repurchase primarily driven by the reduction of $0.5 billion associated with the termination of repurchase financing arrangements and the sale of collateral associated with such financing arrangements with LBI as a result of the SIPC liquidation proceedings. Also, the decrease in the average balance of securities sold under agreements to repurchase resulted from the cancellation of borrowings used to finance mortgage-backed securities and other investment securities as a result of the sale of $2.4 billion of available for sale securities during the second half of 2007. The decline in interest expense related to the securities sold under agreements to repurchase along with the decrease in their average balance resulted in a decrease in the average interest cost during 2008 of 40 basis points, compared to 2007 period.

•	An increase of $14.0 million, or 25%, in interest expense on advances from FHLB for the year ended December 31, 2008, compared to 2007 related to an increase of $0.6 billion in the average balance on advances from FHLB used to finance the purchase of securities. The general decline in interest rates allowed the Company to obtain financing for the increase of interest earning-assets at lower average interest cost. While interest expense on advances from FHLB and the average balance of advances from FHLB increased during 2008, the average interest cost during 2008 decreased by 90 basis points, when compared to the corresponding 2007 period.

•	A decrease of $10.0 million, or 35%, in interest expense on loans payable during 2008 was related to a decrease of $44.6 million in the average balance of loans payable during 2008, when compared to 2007. The reduction in the average balance of loans payable resulted from the regular repayment of borrowings. The average interest cost on loans payable during 2008 decreased by 183 basis points compared to the corresponding 2007 as a result of the general decline in interest rates.

•	A reduction of $22.7 million, or 52%, in interest expense on notes payable during 2008, when compared to the 2007 corresponding period. The reduction in interest expense was directly related to the reduction in the average balance of notes payable during 2008 by $0.4 billion, compared to 2007. This decrease was principally related to the repayment of $625.0 million in senior notes on July 20, 2007, funded primarily from the $610.0 million equity investment by Doral Holdings on July 19, 2007, and which represented a reduction of $21.7 million in interest expense during 2008. The average interest cost on notes payable during 2008 increased by 67 basis points compared to 2007, which reflects the fixed rates nature of most of the Company’s notes payable.

•	Interest expense on other short-term borrowings amounted to $0.2 million for the year ended December 31, 2008. The average balance of other short-term borrowings during 2008 was $37.7 million, which represents the balance of a line of credit with the Federal Home Loan Bank and an auction term funds to depository institutions granted by the Federal Reserve under the Term Auction Facility (“TAF”).
Provision for Loan and Lease Losses
The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management considering all losses inherent in the portfolio and based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect Doral Financial’s net income in future periods.
2009 compared to 2008. Doral Financial’s provision for loan and lease losses for the year ended December 31, 2009 amounted to $53.7 million, compared to $48.9 million for the corresponding 2008 period, an increase of $4.8 million, or 10%. For 2009, the provision of all portfolios increased except for the provision for the commercial real estate loan portfolio which is the portfolio where a higher provision was established at the end of 2008. The level of the provision in 2009 was largely driven by higher delinquencies (primarily in the construction, residential mortgage and commercial loan portfolios) during the period and continued deterioration in the Puerto Rico economy. Please refer to the discussions under Credit Risk for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
Mortgage lending is the Company’s principal line of business and has historically reflected low levels of losses. Nevertheless, due to current economic conditions in Puerto Rico, which have resulted in higher non-performing loans and loss severities in the residential mortgage loan portfolio, the Company increased its allowance and provision for loan and lease losses for this portfolio during 2009.
Perhaps the sector of the economy most affecting Doral Financial, directly and indirectly, is the sale of new home construction in Puerto Rico. For the year ended December 31, 2009, the market absorption of new construction homes decreased significantly, principally due to the termination, late in the fourth quarter of 2008, of the tax incentive provided by Law 197. This circumstance required modifications in absorption estimates, resulting in higher loan loss provisions. Furthermore, the slowdown in new construction has resulted in lost jobs, which has further increased mortgage and commercial loan delinquencies as the overall level of economic activity declines. The Company expects that absorption will continue to be at low levels due to the current economic environment.
In optimizing its recovery of non-performing construction loans, as of December 31, 2009, management has determined to foreclose approximately 20 non-performing residential development properties with an outstanding balance of approximately $125.8 million in order to accelerate sales of the individual units. Most of these projects are in a mature stage of the development with approximately 85% complete or close to completion. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral. Since current appraisals were not available on all these properties at year end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market. Management continues to evaluate the best course of action to optimize loan recoveries on all non-performing properties, and will regularly assess all projects in choosing its course of action.
The provisions for loan and lease losses were partially offset by net charge-offs of $44.9 million, the net of which resulted in an increase in the allowance for loan and lease losses of $8.8 million for the year ended December 31, 2009.
2008 compared to 2007. Doral Financial’s provision for loan and lease losses for the year ended December 31, 2008 decreased by $29.4 million, or 38%, compared to 2007. The provision for loan and lease losses for the year ended

December 31, 2007, included the transfer of $1.4 billion of loans from the held for sale portfolio to the loans receivable portfolio, which resulted in an increase in the provision of $9.0 million. No such transfer was executed in 2008. The decrease in the provision for loan and lease losses was also affected by the fact that delinquency during 2008 was steadier than the delinquency performance indicators of the corresponding 2007 period. Non-performing loans as of December 31, 2008 increased by $84.4 million compared to December 31, 2007, while they increased by $259.0 million in the corresponding 2007 period. As of December 31, 2008, the allowance for loan and lease losses was 2.51% of total loans receivable compared to 2.47% as of December 31, 2007.
The 2008 period reflected a higher increase in delinquencies in the residential portfolio, which was partially offset by a better performance of the construction loan portfolio. During 2008, the Company increased the allowance for loan losses for its residential mortgage loans portfolio from $21.1 million to $33.0 million, or 57%. Doral Financial recognized total provisions for loan and lease losses of $48.9 million and $78.2 million for the years ended December 31, 2008 and 2007, respectively.
Non-Interest Income
A summary of non-interest income (loss) for the years ended December 31, 2009, 2008 and 2007 is provided below.
Table C — Non-Interest Income (Loss)

	Year Ended December 31,
				Variance
				2009 vs.	2008 vs.
(In thousands)	2009	2008	2007	2008	2007

Net credit related OTTI losses	$(27,577)	$(920)	$—	$(26,657)	$(920)
Net gain on mortgage loan sales and fees	9,746	13,112	2,223	(3,366)	10,889
(Loss) gain on trading activities:
Net gain (loss) on securities held for trading	4,117	724	(33,674)	3,393	34,398
Gain on IO valuation	2,780	5,649	8,554	(2,869)	(2,905)
(Loss) gain on MSR economic hedge	(8,678)	27,551	(818)	(36,229)	28,369
Loss on derivatives	(1,594)	(3,943)	(1,787)	2,349	(2,156)

Net (loss) gain on trading activities	(3,375)	29,981	(27,725)	(33,356)	57,706
Net gain (loss) on investment securities	34,916	(3,979)	(97,480)	38,895	93,501
Net loss on extinguishment of liabilities	—	—	(14,806)	—	14,806
Servicing income (loss):
Servicing fees	29,179	31,572	35,378	(2,393)	(3,806)
Late charges	8,482	9,058	9,057	(576)	1
Prepayment penalties	341	417	635	(76)	(218)
Other servicing fees	533	628	386	(95)	242
Interest loss on serial notes and others	(6,067)	(6,733)	(3,969)	666	(2,764)
Mark-to-market adjustment of servicing assets	(3,131)	(42,642)	(20,800)	39,511	(21,842)

Total servicing income (loss)	29,337	(7,700)	20,687	37,037	(28,387)
Commission, fees and other income:
Retail banking fees	29,088	28,060	21,131	1,028	6,929
Insurance agency commissions	10,579	10,550	8,834	29	1,716
Other income	4,487	10,425	2,218	(5,938)	8,207

Total commission, fees and other income	44,154	49,035	32,183	(4,881)	16,852

Net premium on deposits sold	—	—	9,521	—	(9,521)

Total non-interest income (loss)	$87,201	$79,529	$(75,397)	$7,672	$154,926

2009 compared to 2008. Significant variances in non-interest income for the year ended December 31, 2009, when compared to the corresponding 2008 period, are as follow:
•	During 2009 OTTI losses were recognized on seven of the Company’s non-agency CMOs, representing an aggregate amortized cost of $246.7 million as of December 31, 2009. A credit loss of $27.6 million was recognized on these securities for the year ended December 31, 2009. Three of these securities were P.R. non-agency CMO’s with an amortized cost of $11.6 million and a recognized credit loss of $1.2 million, and the additional four securities that reflected OTTI were U.S. non-agency CMOs with an amortized cost of $235.1 million and a recognized credit loss of $26.4 million. Please refer to Note 10 in the accompanying Notes to the Consolidated Financial Statements for additional information on OTTI.

•	A decrease in net gain on mortgage loan sales and fees was due to lower origination fees in 2009 of approximately $3.4 million compared to 2008.

•	The net loss on trading activities was driven principally by a loss of $13.8 million related to the U.S. Treasuries that were serving as an economic hedge on the Company’s capitalized MSR during the first half of 2009 as the spreads between declining mortgage rates and the U.S. Treasury curve compressed as a result of the U.S. Federal Reserve Bank Monetary Policy implemented at the end of 2008 designed to promote mortgage loan originations and reduce mortgage loan interest rates. This loss was partially offset by an improvement on the economic hedge on the MSRs due to a change in the hedging strategy during the second quarter of 2009 from the use of U.S. Treasuries to forward contracts and to the decrease in forecasted prepayment speeds resulting in a gain of $5.2 million and a loss on the MSR hedge of $3.7 million for 2009.

•	Net gain on investment securities of $34.9 million resulted from the sale of approximately $2.0 billion of mortgage-backed securities, primarily CMO floaters, and other debt securities during 2009. The focus during the first half of the year was to restructure the investment portfolio to improve interest margin through the sale of floating rate investments and during the second half of 2009, the target was to reduce interest rate risk exposure through the sale of assets with the highest levels of extension risk.

•	An improvement in the mark-to-market adjustment of the mortgage servicing assets of $39.5 million was principally related to the decrease in mortgage rates triggering higher prepayment speed assumptions and reduced MSR valuations in the 2008 calculation combined with more stable and slower prepayment speed assumptions used in the 2009 calculation consistent with observed trends in benchmark prepayment speeds and recent trends in the Puerto Rico mortgage origination and prepayment experience.

•	A decrease in other income of $5.9 million was due to a lower gain on redemption of shares of VISA, Inc. amounted to $5.2 million in 2009 and to lower income associated with the sale of certain units of a residential housing project which the Company took possession of in 2005 of $1.3 million.
2008 compared to 2007. Significant variances in non-interest income for the year ended December 31, 2008, when compared to the corresponding 2007 period, are as follow:
•	An OTTI loss of $0.9 million was recognized on two of the Company’s P.R. private label CMOs.

•	The increase of $10.9 million in net gain on mortgage loan sales and fees was driven by (i) an increase in the volume of loans and securitizations which resulted on the recognition of higher mortgage loan fees, and (ii) a higher capitalization of MSRs when compared to 2007 corresponding period as a result of the increase of $132.7 million, or 45%, in the loan sales with servicing retained during 2008.

•	The gain on trading activities during 2008 was primarily related to a gain of $27.6 million in U.S. Treasury security positions, representing economic hedges against the valuation adjustment of the Company’s capitalized mortgage servicing rights, as a result of a decrease in interest rates during 2008. Also, the Company had net realized gains on securities held for trading when compared to a loss in the corresponding period 2007 primarily related to $19.3 million loss resulting from the termination of economic hedging transactions associated with the sale of $1.9 billion of available for sale securities during the third quarter of 2007 and a loss of $2.7 million principally related to the sale of securities transferred from the held to maturity portfolio to trading portfolio in connection with the sale of certain assets of Doral Bank NY.

•	The net loss on investment securities experienced during 2008 was primarily related to the realization of $4.2 million loss arising from the sale of securities held by LBI under the repurchase agreements that the Company had with LBI, which was placed in liquidation by the SIPC.

•	The servicing loss resulted for 2008 was principally driven by the change in fair value of MSRs. The decrease in fair value during 2008 was mainly related to a decrease in interest rates which primarily impacted the earnings rate on escrow balances, which accounted for $27.3 million of the loss in the fair value. The remaining $15.3 million was due to a realized principal amortizations and higher forecasted prepayments. In addition, loan servicing fees, net of guarantee fees, decreased $3.8 million, or 11% principally due to a decrease in the average servicing portfolio from $10.1 billion as of December 31, 2007 to $9.5 billion as of December 31, 2008. Interest loss increased $2.8 million, or 70%, due to the increase in the repurchase of loans, specially related to the repurchase of delinquent loans.

•	An increase in commission, fees and other income was mainly related to an increase in retail banking fees driven by a higher number of checking accounts, the conversion of ATH card holders to debit cards, as well as higher service fees associated with these accounts. Also, the increase in commission, fees and other income was related to (i) a gain of $5.2 million recognized in 2008 from the redemption of shares of VISA, Inc.; (ii) to income associated with the sale of certain units of a residential housing project which the

Company took possession of in 2005 amounting to $1.3 million and (iii) to an increase of $1.5 million driven by income related to the reimbursement of expenses associated to dwelling policies.
•	A decrease of $9.5 million was reflected as a result of the sale of deposits and certain assets of Doral Bank NY; a net premium payment of $9.5 million was received in 2007.
Non-Interest Expenses
A summary of non-interest expenses for the years ended December 31, 2009, 2008, and 2007 is provided below.
Table D — Non-Interest Expenses

	Year ended December 31,
				Variance
				2009 vs.	2008 vs.
(In thousands)	2009	2008	2007	2008	2007

Compensation and employee benefits	$68,724	$70,562	$118,709	$(1,838)	$(48,147)
Taxes, other than payroll and income taxes	10,051	9,880	11,312	171	(1,432)
Advertising	6,633	8,519	11,378	(1,886)	(2,859)
Professional services	31,582	24,156	55,617	7,426	(31,461)
Communication expenses	16,661	17,672	14,776	(1,011)	2,896
EDP expenses	13,727	11,146	8,630	2,581	2,516
Occupancy expenses	15,232	18,341	18,295	(3,109)	46
Office expenses	5,303	6,099	5,915	(796)	184
Depreciation and amortization	12,811	16,013	17,586	(3,202)	(1,573)
FDIC insurance expense	18,238	4,654	3,380	13,584	1,274
OREO losses and other related expenses	14,542	842	(837)	13,700	1,679
Other	30,282	52,528	38,731	(22,246)	13,797

Total non-interest expenses	$243,786	$240,412	$303,492	$3,374	$(63,080)

2009 compared to 2008. Significant variances in non-interest expenses for the year ended December 31, 2009, when compared to the corresponding 2008 period, are as follow:
•	A decrease of $1.8 million in compensation and employee benefits was driven by reduction in workforce during 2009, partially offset by one-time severance expenses. The number of full-time equivalent employees decreased by 252 to 1,154 in 2009 from 1,406 in 2008.

•	A decrease in advertising expenses of $1.9 million resulted from the cost control measures implemented by the Company since 2008. Also, during 2008 advertising expenses included some additional expenses related to the Company’s refreshed branding program initiated late in 2007.

•	An increase of $7.4 million in professional services expenses was driven by amounts advanced to cover legal expenses of the Company’s former officers, for the management of legacy portfolios and expenses associated with the preferred stock exchanges.

•	An increase of $2.6 million in EDP expenses was primarily related to certain initiatives to optimize and update the Company’s banking and mortgage platforms and to an increase in the Company’s outsourced services.

•	A decrease of $3.1 million in occupancy expenses partially driven by decreases in utilities expenses resulting from the Company implementation of cost control measures and controls established to reduce energy consumption together with lower fuel costs. Also, this decrease in occupancy expenses was related to a non-recurring impairment charge of $1.4 million made during the third quarter of 2008 on a residential housing project which the Company took possession of in 2005.

•	A decrease of $3.2 million in depreciation expenses related to intangibles, software and building improvements fully depreciated or amortized during 2009.

•	An increase of $13.6 million in the FDIC insurance expense primarily related to (i) $4.2 million of the FDIC special assessment expense during the second quarter of 2009 and (ii) an increase of $7.8 million during the second half of 2009 resulting from a final rule adopted by the FDIC in May 2009, effective June

30, 2009 that caused a significant increase in rates and assessment bases. For additional information please refer to Part I, Item 1, Business-Regulation and Supervision of this Annual Report on Form 10-K.
•	An increase of $13.7 million in OREO losses and other related expenses as a result of significant appraisal adjustments driven by a devaluation of OREO properties in Puerto Rico made during the second half of 2009, higher levels of repossessed units and higher expenses to maintain the properties in saleable condition.

•	A significant decrease in other expenses resulted from a provision of $21.6 million recognized during 2008 related to the LBI transaction mentioned above.
2008 vs. 2007. Significant variances in non-interest expenses for the year ended December 31, 2008, when compared to the corresponding 2007 period, are as follow:
•	A decrease in compensation and benefit expenses primarily related to (i) a reduction of $24.2 million in production, performance and other bonuses; (ii) a significant reduction related to incentive to incentive and stock option compensation made during 2007 amounted to $8.2 million, of which $4.4 million was related to the payment remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement and $3.8 million to the recognition of stock-based compensation related to the termination of stock options; and (iii) a reduction of $3.0 million related to payments to agencies employees.

•	A decrease in taxes, other than payroll and income taxes was primarily related to a decrease in the payment of municipal taxes principally driven by a lower volume of business during 2008.

•	The decrease in advertising expense for 2008 was principally related to the elimination of expenses associated with Doral’s refreshed branding which amounted to $1.8 million for the year ended December 31, 2007 and also a general reduction in advertising expenses related to the cost control measures implemented by the Company during 2008.

•	The decrease in professional services was primarily related to the elimination of expenses associated with the recapitalization and reorganization efforts and with the settlement of the class action lawsuit in August 2007. The decline in professional expenses during 2008 was driven by (i) the elimination of $19.6 million of professional services composed of (a) $8.6 million in professional services related to the remediation of legacy issues, (b) $5.0 million of other legal expenses and (c) $6.0 million in professional services for investment banking and other services, and (ii) a reduction of $1.4 million in legal expenses and $1.8 million in accounting and auditing expenses.

•	The increase in communication expenses was mainly related to an increment in fee income of $3.4 million in ATH and VISA expenses associated with the increase in usage of the Company’s ATH and credit cards by its customers.

•	The increase in EDP expenses was impacted by an increase of $2.6 million in software expenses related to a new service implemented by the Company in 2008.

•	The decrease in depreciation and amortization was principally related to an adjustment of $0.8 million resulting from the physical inventory of the Company’s fixed assets realized during 2008.

•	The increase in other expenses during 2008 was principally driven by (i) a provision of $21.6 million on a claim receivable related to the LBI default; (ii) a loss of $3.4 million related to the elimination of tax credits granted to customers under Law 197; partially offset by (iii) a decrease of $7.9 million related to a combination of elimination of charges made in 2007 related to a net increase in the recourse liability of $2.3 million, write-offs of certain uncollectible commissions of approximately $1.5 million, and expenses related to foreclosure claims of approximately $4.1 million.
Income Taxes
The recognition of current income tax benefit of $21.5 million for the year ended December 31, 2009 resulted from a current income tax benefit of $11.5 million and a deferred income tax benefit of $10.0 million. The current income tax benefit is primarily related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions net of the recognition of certain unrecognized tax benefits during the year. This net benefit was partially offset by the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized net of current tax benefit related to the Company’s U.S. affiliates. The deferred tax benefit is primarily related to the effect of the Company entering into an agreement with the Puerto Rico Treasury

Department during the third quarter of 2009 amending the previous agreement regarding amortization of certain prepaid taxes, net of the amortization of existing deferred tax assets.
As of December 31, 2009, one of the Company’s Puerto Rico taxable entities remained in a cumulative loss position in earnings before tax (two entities were in a cumulative loss positions as of December 31, 2008). For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position for this entity is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to those two entities in the future, considering the criteria of ASC 740 Income Taxes, (previously SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”)). Accordingly, as of December 31, 2009 and 2008, the Company determined that it was more likely than not that $385.9 million and $388.5 million, respectively, of its gross deferred tax assets would not be realized and maintained a valuation allowance for that amount. For the entity that no longer remained in a cumulative loss position in 2009, the Company decided to maintain the valuation allowance on its deferred tax assets until it reflects a steady return to profitability.
For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At December 31, 2009, the net deferred tax asset associated with these two companies was $14.4 million, compared to $16.5 million at December 31, 2008. Approximately, $94.1 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
There is also a valuation allowance of $3.0 million related to deferred taxes on unrealized losses on cash flow hedges as of December 31, 2009.
For the year ended December 31, 2008, income tax expense of $286.0 million was primarily related to a charge through earnings of a valuation allowance on deferred tax assets of approximately $295.9 million. This valuation allowance was established because two of the Company’s Puerto Rico taxable entities had a cumulative loss in earnings before tax. For purposes of assessing the realization of the deferred tax assets, the cumulative taxable loss postion for these two entities are considered significant negative evidence and have caused management to conclude that the Company will not be able to rully realize the deferred tax assets related to those two entities in the future. Accordingly, as of December 31, 2008, the Company determined that it was more likely than not that $388.5 million of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount.
For the year ended December 31, 2007, the Company had an income tax benefit of $131.9 million related to an increase in the deferred tax asset and the release of the valuation allowance. After the recapitalization and corporate reorganization, the Company started operating under a different business model which enabled it to achieve significant improvements in its operating results during the latter half of 2007. The positive operating results together with the tax agreements with the Puerto Rico Treasury Department enabled the Company to reduce its valuation allowance during 2007.
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
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of ASC 740 (SFAS No. 109), To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

Please refer to Note 31 of the accompanying Consolidated Financial Statements for additional information related to the Company’s income taxes.
OPERATING SEGMENTS
Doral Financial manages its business in three operating segments: mortgage banking activities, banking (including thrift operations), and insurance agency activities. The Company’s segment reporting is organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.
In the past, the Company managed a fourth operating segment, institutional securities operations, but effective on December 31, 2009, Doral Securities was merged with and into Doral Financial, with Doral Financial remaining as the surviving corporation.
Banking
The banking segment includes Doral Financial’s banking operations in Puerto Rico, currently operating through 35 retail bank branches, and in the mainland United States, in the New York City metropolitan area. Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans, and invests in mortgage-backed securities as well as in other investment securities and offers traditional banking services. Net loss for the banking segment amounted to $32.3 million during 2009, compared to a net loss of $123.4 million during 2008 and $165.1 million during 2007, respectively.
This segment also includes the operations conducted through Doral Bank PR’s subsidiaries, Doral Money, which engages in commercial and construction lending in the New York City metropolitan area, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of real property securing an interim construction loan. During the third quarter of 2009, Doral Money organized a new middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.
On July 1, 2008, Doral International, Inc., which was a subsidiary of Doral Bank PR licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico, was merged with and into Doral Bank PR in a transaction structured as a tax free reorganization. On December 16, 2008, Doral Investment was organized to become a new subsidiary of Doral Bank PR that will be licensed to operate as an international banking entity under the IBC Act.
On July 27, 2007, Doral Financial completed the sale of its 11 branches in the New York City Metropolitan Area and certain related assets to New York Commercial Bank, subsidiary of New York Community Bancorp. Doral Financial retained Doral Bank NY’s federal thrift charter and Doral Bank NY operates one branch located in New York City.
2009 compared to 2008. Net interest income for the banking segment was $149.3 million for 2009, compared to $158.0 million for 2008. The decrease in net interest income was principally driven by a reduction of $48.7 million in the interest income during 2009, partially offset by a reduction of $40.0 million in interest expense for the same period. The decrease in interest income was driven by a reduction in interest income on investment securities of $32.7 million that resulted from a reduction in the average balance of investment securities of $600.1 million as a result of sales, calls and the settlement of the position with Lehman during 2008, the full impact of which was reflected in 2009. The reduction in interest expense was driven by a decrease of $32.5 million in interest expense on deposits resulted from the rollover of maturing brokered CDs at lower current market rates even though the Company lengthened maturities, as well as shifts in the composition of the Company’s retail deposits and the general decline in interest rates during 2009.

Total average balance of interest-earning assets increased by $0.3 billion during 2009, from $8.5 billion for the year ended December 31, 2008 to $8.8 billion for the corresponding 2009 period. The increase in the average balance of interest-earning assets together with the increase in the average balance of interest-bearing liabilities of $0.3 billion during 2009 and the corresponding decrease in net interest income of $8.7 million resulted in a decrease of 17 basis points in the net interest margin, from 1.87% during 2008 to 1.70% during 2009.
Non-interest income for the banking segment was $62.9 million for 2009, compared to $56.4 million for 2008. The increase in non-interest income of $6.5 million resulted mainly by (i) an increase of $36.5 million in servicing income during 2009 driven by an improvement of $39.5 million in the mark-to-market adjustment of the mortgage servicing assets; (ii) an increase of $38.1 million in gain on investment securities that resulted from the sale of $2.0 billion during 2009; partially offset by (iii) an OTTI loss of $26.4 million in the Company’s investment securities portfolio; and (iv) by a reduction of $30.3 million in trading activities related to a loss on the MSR economic hedge of $36.2 million when compared to 2008, due to a loss of $13.8 million related to the U.S. Treasuries that were serving as an economic hedge on the Company’s capitalized MSR during 2008 and the first four months of 2009.
Non-interest expense for the banking segment was $192.3 million for 2009, compared to $180.5 million for 2008. The increase in non-interest expense of $11.8 million was mainly driven by (i) an increase of $4.1 million in professional services related to the management of legacy portfolios; (ii) a $2.5 million increase in EDP expenses related to certain initiatives to optimize and update the Company’s banking platforms; (iii) an increase of $11.2 million in other expenses mainly related to an increase of $13.6 million in the FDIC insurance expense during 2009; partially offset by (iv) a decrease in compensation and employee benefits of $4.7 million, associated to the reduction in workforce during 2009.
2008 compared to 2007. Net interest income for the banking segment was $158.0 million for 2008, compared to $153.0 million for 2007. The increase in net interest income was driven by a decline in interest expense of $35.7 million, partially offset by a reduction in interest income of $30.8 million. The reduction in interest expense was principally related to (i) a reduction of $15.6 million in deposit costs as a result of the repositioning of the Company’s deposit products and the general decline in interest rates, and (ii) a reduction of $34.4 million in the interest expense of the repurchase agreements impacted in part by the Lehman default and by the cancellation of borrowings to finance securities sold during the second half of 2007. These reductions were partially offset by an increase of $14.0 million in advances from FHLB. Total average interest-earning assets for the banking segment amounted to $8.5 billion for 2008, compared to $8.2 billion for the corresponding 2007 period. For the year ended December 31, 2008, interest rate margin was 1.87%, compared to 1.86% for the corresponding 2007 period.
The provision for loan and lease losses decreased $23.3 million from $68.8 million in 2007 to $45.5 million in 2008 due in part to a transfer of $1.4 billion of loans from the held for sale portfolio, which resulted in an increase in the provision of $9.0 million in 2007. No such transfer was executed in 2008.
Non-interest income for the banking segment amounted to $56.4 million for 2008, compared to a loss of $97.1 million in 2007. The loss in 2007 was driven by the Company’s decision to sell $2.4 billion of available for sale investment securities, of which $2.2 billion was related to the banking subsidiaries, during the second half of 2007.
Income tax expense for 2008 was $111.7 million compared to an income tax benefit of $5.3 million for 2007. This increase of $117.0 million was due to an increase in the deferred tax asset valuation allowance in 2008.
Mortgage Banking
This segment previously related to the business activities of the holding company (Doral Financial). Prior to 2007, the holding company and various of its subsidiaries were engaged in mortgage originations, securitizations and related activities. As part of the business transformation effort, Doral Financial transferred its mortgage origination and servicing platforms, subject to certain exclusions, to Doral Bank PR, including its wholly-owned subsidiary, Doral Mortgage. The Company’s mortgage origination business is conducted by Doral Mortgage and the Company’s mortgage servicing business is operated by Doral Bank PR. With the exception of Doral Mortgage, operations of all other mortgage banking subsidiaries were consolidated under a single Doral brand. Substantially all new loan origination and investment activities at the holding company level were also terminated.

2009 compared to 2008. Net interest income for the mortgage banking segment was $14.7 million for 2009, compared to $17.4 million for 2008. The decrease in net interest income was principally driven by a reduction of $20.2 million in the interest income during 2009, partially offset by a reduction of $17.5 million in interest expense for the same period. The decrease in interest income was driven principally by a reduction in interest income of loans of $9.9 million that resulted from the lower interest rate environment and the increase in non-performing loans in the Company’s loan portfolio. The average interest rate on loans decreased 40 basis points for the year ended December 31, 2009 compared to the same period in 2008. The reduction in interest expense was driven by a decrease of $9.0 million in interest expense on loans payable driven primarily by a reduction in rates during 2009 and to a reduction of $8.0 million in interest expense on securities sold under repurchase agreements as a result of the Company not entering in these agreements for the mortgage banking segment during 2009.
Total interest-earning assets decreased by $0.3 billion during 2009, from $1.1 billion for the year ended December 31, 2008 to $0.8 billion for the corresponding 2009 period. The decrease in interest-earning assets together with the decrease in interest-bearing liabilities of $0.2 billion during 2009 and the corresponding decrease in net interest income of $2.7 million resulted in an increase of 26 basis points in the net interest margin, from 1.58% during 2008 to 1.84% during 2009.
Non-interest income for the mortgage banking segment was $46.1 million for 2009, compared to $35.5 million for 2008. The increase in non-interest income of $10.6 million resulted mainly by an increase of $18.0 million in other income during 2009 related to dividends paid by Doral Insurance to its parent company, partially offset by a reduction of $3.1 million in trading activities resulted from lower gains in the value of IOs.
Non-interest expense for the mortgage banking segment was $56.4 million for 2009, compared to $65.4 million for 2008. The decrease in non-interest expense of $9.0 million during 2009 was mainly driven by the elimination of charges made in 2008, such as a loss of $3.4 million related to the elimination of tax credits granted to customers under Law 197 and a reduction of $11.6 million related to the provisions for sales of delinquent loans and for other receivables.
2008 compared to 2007. Net interest income for the mortgage banking segment amounted to $17.4 million for 2008, compared to net interest loss of $2.4 million for the comparable period of 2007. The increase in net interest income was driven by a $42.8 million decline in interest expense partially offset by $23.0 million reduction in interest income, when compared to 2007 period. The mortgage banking segment was fully benefited in 2008 from the repayment of the $625.0 million in senior notes from the proceeds of the Company’s capital raise in July 2007, allowing for the larger reduction in interest expense. Net interest loss in 2007 was driven by a loss of interest income due to the sale of $3.1 billion in mortgage loans. For the year ended December 31, 2008, the interest rate margin for the mortgage banking segment was 1.58% compared to (0.16%) for 2007. The average balance of interest-earning assets for the segment was $1.1 billion and $1.5 billion for December 31, 2008 and 2007, respectively.
Non-interest income for the mortgage banking segment amounted to $35.5 million for 2008, compared to $188.2 million for the corresponding period of 2007. The decrease in non-interest income for 2008 was primarily related to dividends paid by subsidiaries to the parent company during 2007 amounting to $165.1 million.
Non-interest expenses for this segment amounted to $71.9 million in 2008 compared to $171.5 million in 2007. The decrease in non-interest expense during 2008 was primarily related to a reduction in compensation and benefit expenses and professional services expenses of $53.2 million and $28.1 million, respectively, when compared to the corresponding 2007 period. Non-interest expense for 2007 was impacted by (i) the payment of $4.4 million remaining in an escrow account maintained on behalf of the Company’s Chief Executive Officer pursuant to the terms of his employment agreement; (ii) the recognition of $3.8 million of stock-based compensation related to the termination of stock options; (iii) $3.6 million related to severance payments; and (iv) $1.6 million of professional services related to accounting matters of Doral Holdings GP, ultimate holding company.
Net loss for 2008 was $161.2 million compared to $7.8 million for the corresponding 2007 period. The net loss for the year ended December 31, 2008 was primarily driven by an increase in income tax expense related to the increase in the valuation allowance for the deferred tax assets. Income tax expense for 2008 amounted to $170.5 million compared to an income tax benefit of $128.5 million for the comparable 2007.

Insurance Agency
Doral Financial operates its insurance agency activities through its wholly-owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s mortgage customers. Doral Insurance Agency also offers a diversifying range of insurance products such as auto, life, home protector and disability, among others. Net income for this segment amounted to $8.0 million during 2009, compared to $6.3 million for 2008 and $3.2 million for 2007. The increase in net income during 2009 was principally related to decrease of $1.6 million in deferred income tax provision resulting from the effect of the IO deduction (refer to Note 31 of the Consolidated Financial Statements for additional information). For the year ended December 31, 2009, insurance fees and commissions amounted to $12.0 million, compared to $12.8 million in 2008 and $9.5 million in 2007.
Institutional Securities Operations
Doral Financial has been steadily decreasing the operations of this segment. During 2006, the Company sold substantially all of Doral Securities’ investment securities and during the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations were limited during 2008 to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into Doral Financial, with Doral Financial remaining as the surviving corporation.
Net loss for this segment amounted to $0.1 million for the year ended December 31, 2008, compared to net income of $0.4 million for the corresponding period of 2007.
BALANCE SHEET AND OPERATING DATA ANALYSIS
Loan Production
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $126.0 million, $182.2 million and $85.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the years indicated:

Table E — Loan Production

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands, except for
	average initial loan balance)
FHA/VA mortgage loans
Number of loans	2,589	2,727	1,392
Volume of loans	$344,579	$349,238	$143,714
Percent of total volume	30%	26%	11%
Average initial loan balance	$133,093	$128,067	$103,243
Conventional conforming mortgage loans
Number of loans	921	806	1,268
Volume of loans	$115,265	$95,828	$145,079
Percent of total volume	10%	7%	11%
Average initial loan balance	$125,152	$118,893	$114,416
Conventional non-conforming mortgage loans(1)
Number of loans	2,246	4,044	3,598
Volume of loans	$353,620	$514,163	$461,432
Percent of total volume	31%	39%	34%
Average initial loan balance	$157,444	$127,142	$128,247
Construction developments loans(2)
Number of loans	6	24	24
Volume of loans	$4,719	$82,880	$64,661
Percent of total volume	0%	6%	5%
Average initial loan balance	$786.575	$3,453,333	$2,694,208
Disbursements of construction developments loans
Volume of loans	$44,328	$87,309	$229,634
Percent of total volume	4%	7%	17%
Commercial loans(3)
Number of loans	128	200	384
Volume of loans	$271,020	$130,048	$235,761
Percent of total volume	24%	10%	18%
Average initial loan balance	$2,117,344	$650,237	$613,960
Consumer loans(3)
Number of loans	684	7,631	6,876
Volume of loans	$5,012	$61,455	$49,300
Percent of total volume	0%	5%	4%
Average initial loan balance	$7,327	$8,053	$7,170
Other(4)
Number of loans	1	3	2
Volume of loans	$9,200	$6,600	$2,188
Percent of total volume	1%	—	—
Average initial loan balance	$9,200,000	$2,200,000	$1,094,153

Total loans
Number of loans	6,575	15,435	13,544
Volume of loans	$1,147,743	$1,327,521	$1,331,769

(1)	Includes $2.5 million, $29.2 million and $29.0 million, in second mortgages for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Construction development loans during 2009 and 2008 relates to new commitments to fund construction loans in New York.

(3)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(4)	Consists of multifamily loans.
Total loan production for 2009 decreased by $179.8 million, or 14%, when compared to the 2008 corresponding period. The reduction in loan production was impacted by (i) a decrease of $123.6 million, or 11% in loans originated by the Company during 2009, and (ii) a decrease of $56.2 million, or 31%, associated to production purchased from third parties. The decrease in Doral Financial’s loan production for the year ended December 31, 2009 resulted from significant decreases in residential mortgage and construction lending activity in Puerto Rico, partially offset by an increase in the commercial production related to participation in syndicated loans in the U.S. mainland. The decrease in the Company’s internally originated loans is due to a number of factors including deteriorating economic conditions, competition from other financial institutions, changes in laws and regulations and the general economic conditions in Puerto Rico.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the years ended December 31, 2009, 2008, and 2007, refinancing transactions represented approximately 82%, 53% and 54%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
Loan Origination Channels
In Puerto Rico, Doral Financial relies primarily on Doral Bank PR’s extensive branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiaries. Due to worsening economic conditions in Puerto Rico, new lending activity was limited during 2009 and 2008.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the years indicated:
Table F — Loan Origination Sources

	Year ended December 31,
	2009			2008			2007
	Puerto Rico	U.S.	Total	Puerto Rico	U.S.	Total	Total
Retail	60%	—	60%	58%	—	58%	50%
Wholesale(1)	11%	—	11%	14%	—	14%	6%
Construction Development(2)	2%	2%	4%	6%	7%	13%	22%
Other(3)	1%	24%	25%	8%	7%	15%	22%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction loans and disbursement of existing construction loans.

(3)	Refers to commercial, consumer and multifamily loans originated through the banking subsidiaries.
The increase in U.S. loan originations during 2009 is related to originations of the new syndicated lending unit.
Mortgage Loan Servicing
Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

The following table sets forth certain information regarding the total mortgage loan servicing portfolio for the years indicated:
Table G — Loans Serviced for Third Parties

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands, except for average
	size of loans serviced)
Composition of Portfolio Serviced for Third Parties at Year End:
GNMA	$2,283,667	$2,267,782	$2,115,760
FHLMC/FNMA	3,084,078	3,451,334	3,756,019
Other conventional mortgage loans(1)(2)	3,287,868	3,741,234	4,200,759

Total portfolio serviced for third parties	$8,655,613	$9,460,350	$10,072,538

Activity of Portfolio Serviced for Third Parties at Year End:
Beginning servicing portfolio	$9,460,350	$10,072,538	$11,997,324
Additions to servicing portfolio	465,935	428,792	296,091
Servicing released due to repurchases(3)	(178,727)	(63,964)	(54,571)
MSRs sales	(7,111)	—	(697,744)
Run-off(4)	(1,084,834)	(977,016)	(1,468,562)

Ending servicing portfolio	$8,655,613	$9,460,350	$10,072,538

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	103,214	112,150	119,306
Weighted-average interest rate	6.31%	6.41%	6.60%
Weighted-average remaining maturity (months)	242	246	255
Weighted-average gross servicing fee rate	0.39%	0.39%	0.39%
Average-servicing portfolio(5)	$8,976,464	$9,645,932	$10,782,861
Principal prepayments	$715,981	$632,694	$769,074
Constant prepayment rate	7%	6%	7%
Average size of loans	$83,861	$84,354	$84,426
Servicing assets, net	$118,493	$114,396	$150,238
Mortgage-servicing advances(6)	$19,592	$18,309	$20,621

Delinquent Mortgage Loans and Pending Foreclosures at Year End:
60-89 days past due	2.45%	2.08%	1.70%
90 days or more past due	4.54%	3.55%	2.10%

Total delinquencies excluding foreclosures	6.99%	5.63%	3.80%

Foreclosures pending	2.99%	2.55%	2.11%

(1)	Excludes $4.4 billion, $4.2 billion and $3.6 billion of mortgage loans owned by Doral Financial at December 31, 2009, 2008 and 2007, respectively.

(2)	Includes portfolios of $154.2 million, $177.0 million and $201.7 million at December 31, 2009, 2008 and 2007, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	As of December 31, 2008 includes $48.1 million of principal balance of loans repurchased from a third party.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(5)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.3 billion, $3.9 billion and $3.3 billion at December 31, 2009, 2008 and 2007, respectively.

(6)	Includes reserves for possible losses on P&I advances of $8.8 million, $9.7 million and $11.2 million as of December 31,2009, 2008 and 2007, respectively.

Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At December 31, 2009, 2008 and 2007 less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located in the U.S.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.7 billion, $0.6 billion, and $0.8 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Total delinquencies excluding foreclosures increased from 5.63% to 6.99% from 2008 to 2009 as a result of the economic recession and general deterioration of the mortgage sector, while pending foreclosures increased from 2.55% to 2.99%, respectively. The Company does not expect significant losses related to these delinquencies since it has a liability for loans under recourse agreements and for other non recourse loans has not experienced significant losses in the past.
As part of its servicing responsibilities, in some servicing agreements, Doral Financial is required to advance the scheduled payments of principal or interest whether or not collected from the underlying borrower. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the large number of delinquent loans.
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
As of December 31, 2009, Doral Financial owned approximately $320.9 million in loans held for sale, of which approximately $288.3 million consisted of residential mortgage loans.
GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral Financial may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional (but not an obligation). When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back into the Company’s portfolio of loans held for sale, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2009, the portfolio of loans held for sale includes $128.6 million related to GNMA defaulted loans, compared to $165.6 million and $126.0 million as of December 31, 2008 and 2007, respectively.
In December 2009, the Company repurchased $118.3 million of GNMA defaulted loans, which were classified as loans held for investment.

Loans Held for Investment
Doral Financial originates mortgage loans secured by income-producing residential and commercial properties, construction loans, land loans, certain residential mortgage loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Loans receivable are originated primarily through Doral Financial’s banking subsidiaries. A significant portion of Doral Financial’s loans receivable consists of loans made to entities or individuals located in Puerto Rico. During the third quarter of 2009, Doral Financial started a new syndicated lending unit operating out of one of its New York subsidiaries. This unit is engaged in purchasing participations in senior credit facilities in the syndicated leverage loan market. As of December 31, 2009, the syndicated lending unit had originated $178.0 million.
The maximum aggregate amount in unsecured loans that Doral Bank PR could make to a single borrower under Puerto Rico banking regulations as of December 31, 2009, was approximately $103.0 million. Puerto Rico banking regulations permit larger loans to a single borrower to the extent secured by qualifying collateral. The maximum aggregate amount in loans that Doral Bank NY could make to a single borrower under the OTS banking regulations as of December 31, 2009, was $2.1 million. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of related borrowers as of December 31, 2009 was $71.4 million.
The following table sets forth certain information regarding Doral Financial’s loans receivable:
Table H — Loans Receivable, Net

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Construction loans	$452,386	$506,031	$588,175	$817,352	$795,848
Residential mortgage loans	3,859,276	3,650,222	3,340,162	1,785,454	514,164
Commercial — secured by real estate	740,429	757,112	767,441	541,891	891,795
Consumer — other	70,657	90,188	91,157	86,961	81,464
Lease financing receivable	13,656	23,158	33,457	43,565	44,636
Commercial non-real estate	312,352	136,210	126,484	158,963	142,909
Loans on savings deposits	3,249	5,240	11,037	16,811	15,082
Land secured	100,450	118,870	119,232	42,769	50,358

Loans receivable, gross	5,552,455	5,287,031	5,077,145	3,493,766	2,536,256

Less:
Discount on loans	(13,190)	(15,735)	(17,615)	(22,016)	—
Unearned interest and deferred loan fees, net	(23,457)	(19,583)	(8,597)	(14,580)	(23,252)
Allowance for loan and lease losses	(140,774)	(132,020)	(124,733)	(67,233)	(35,044)

	(177,421)	(167,338)	(150,945)	(103,829)	(58,296)

Loans receivable, net(1)	$5,375,034	$5,119,693	$4,926,200	$3,389,937	$2,477,960

(1)	During 2007, the Company experienced a significant increase in loans receivable principally related to the reclassification of $1.4 billion of loans from the loans held for sale portfolio to the loans receivable portfolio.
The following table sets forth certain information as of December 31, 2009, regarding the dollar amount of Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table I — Loans Receivable by Contractual Maturities

	As of December 31, 2009
	1 year	1 to 5	Over 5
	or Less	Years	Years	Total
	(In thousands)
Construction loans	$398,382	$39,684	$14,320	$452,386
Residential mortgage loans	43,546	169,953	3,645,777	3,859,276
Commercial — secured by real estate	222,520	266,944	250,965	740,429
Consumer — other	24,394	44,490	1,773	70,657
Lease financing receivable	3,324	10,232	100	13,656
Commercial non-real estate	61,925	166,764	83,663	312,352
Loans on savings deposits	246	2,676	327	3,249
Land secured	65,794	21,662	12,994	100,450

Loans receivable, gross	$820,131	$722,405	$4,009,919	$5,552,455

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
The following table sets forth the dollar amount of total loans receivable at December 31, 2009, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates that have a contractual maturity of more than one year.
Table J — Loans Receivable by Fixed and Floating or Adjustable Rates

		Due After One Year
			Floating or
	1 Year		Adjustable-
	or Less	Fixed-Rate	Rate	Total
	(In thousands)
Construction loans	$398,382	$19,517	$34,487	$452,386
Residential mortgage loans	43,546	3,815,730	—	3,859,276
Commercial — secured by real estate	222,520	482,125	35,784	740,429
Consumer — other	24,394	46,263	—	70,657
Lease financing receivable	3,324	10,332	—	13,656
Commercial non-real estate	61,925	190,900	59,527	312,352
Loans on savings deposits	246	3,003	—	3,249
Land secured	65,794	26,826	7,830	100,450

Loans receivable, gross	$820,131	$4,594,692	$137,628	$5,552,455

Doral Financial’s banking subsidiaries originate floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised almost entirely of fixed rate mortgage loans, a significant portion of Doral Financial’s construction, land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2009, 2008 and 2007, approximately 13%, 13% and 17%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The decrease in the percentage of adjustable rate loans in 2008 was the result of the transfers of $1.4 billion of residential mortgage loans from the held for sale portfolio to the loans receivable portfolio during 2007, resulting in an increase of the Company’s fixed-rate portfolio. Also, the decrease in adjustable rate loans in the portfolio relates to the decrease in the construction loans portfolio. The adjustable rate construction, commercial and land loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Please refer to Note 13 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans receivable.
Investment and Trading Activities
As part of its mortgage securitization activities, Doral Financial is involved in the purchase and sale of mortgage-backed securities. At December 31, 2009, Doral Financial, principally through its banking subsidiaries, held securities for trading with a fair market value of $47.7 million.
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
Securities held for trading also includes derivatives that serve as economic hedges on the Company’s servicing assets and secondary marketing activities.
As part of its strategy to diversify its revenue sources and maximize net interest income, Doral Financial also invests in securities that are classified as available for sale. As of December 31, 2009, Doral Financial, principally through its banking subsidiaries, held $2.8 billion of investment securities that were classified as available for sale and reported at fair value based on quoted or evaluated market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive loss (“AOCL”), net of income tax benefit in Doral Financial’s consolidated financial statements. Of this amount, approximately 98% was held at Doral Financial’s banking subsidiaries. At December 31, 2009, Doral Financial had unrealized losses in AOCL of $103.9 million, compared to unrealized losses of $109.5 million at December 31, 2008 related to its available for sale portfolio.
The securities held by the Company are principally mortgage-backed securities or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio consists primarily of AAA rated debt securities, except for the Non-Agency CMO.
During 2009, the Company sold approximately $2.0 billion and purchased approximately $2.3 billion of investment securities for the purpose of increasing interest margin in the first six months of the year and reducing the Company’s interest rate exposure in the latter part of the year. As a result of these transactions, the Company recognized a net gain on investment securities of $34.9 million during 2009.
The Company adopted ASC 320-10-65, Investments-Debt and Equity Securities/Transition and Open Effective Date Information, (previously FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), effective April 1, 2009. ASC 320-10-65 (FSP FAS No. 115-2 and FAS No. 124-2) requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under any of the following circumstances:
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
As of December 31, 2009, the Company performed a detailed cash flow analysis to assess whether any of the securities were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security and the pull through rate, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.
For the year ended December 31, 2009, it was determined that seven securities reflected OTTI. Four of these securities are subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans. The security characteristics that led to the OTTI conclusion included: the cumulative level and estimated future delinquency levels, the effect of severely delinquent loans on forecasted defaults, the cumulative severity and expected severity in resolving the defaulted loans, the current subordination of the securities and the present value of the forecast cash flows was less than the cost basis of the security. Management estimates that credit losses of $26.4 million had been incurred on these securities with amortized cost of $235.1 million as of December 31, 2009. It is possible that future loss assumptions or securitization cash flow estimates could change and cause future OTTI charges on these securities.
Non-Agency CMO’s also include P.R. Non-Agency CMO’s with a market value of $7.6 million that are comprised of subordinate tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounted for these investments under the guidance of ASC 325-40, Investments — Other/Beneficial Interest in Securitized Financial Assets, (previously EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF No. 99-20”)), as amended by FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20). The remaining three securities that reflected OTTI during 2009 are P.R. Non-Agency CMO’s. Management estimates that credit losses of $1.2 million had been incurred on these securities with amortized cost of $11.6 million as of December 31, 2009. It is possible that future loss assumptions could change and cause future other-than-temporary impairment charges in these securities.
Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the impact of inflationary pressures on the consumer, the high rate of unemployment and general recessionary conditions on the Island, has resulted in higher default and loss estimates on these bonds. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds. These changes have caused the securitization’s cash flow waterfall to accelerate repayment of senior issues of certain securitizations.
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
For the remainder of the Company’s securities portfolio that have experienced decreases in fair value, the decline is considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities.
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
The following table summarizes Doral Financial’s securities holdings as of December 31, 2009.
Table K — Investment Securities

			Total
	Held for	Available	Investment
	Trading	For Sale	Securities
	(In thousands)
Mortgage-backed securities:
GNMA, FHLMC and FNMA	$—	$918,271	$918,271
CMO government sponsored agencies	—	1,488,013	1,488,013
Non-agency CMOs	893	270,600	271,493
Variable rate IOs	45,342	—	45,342
Fixed rate IOs	381	—	381
U.S. government sponsored agency obligation	—	48,222	48,222
Puerto Rico government obligations	—	2,678	2,678
Derivatives	1,110	—	1,110
Other	—	61,393	61,393

Total	$47,726	$2,789,177	$2,836,903

For additional information regarding the composition of Doral Financial’s investment securities, please refer to Notes 7, 8 and 9 to the consolidated financial statements accompanying this Annual Report on Form 10-K.
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

Liquidity of the Holding Company
The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations. The holding company no longer directly funds any mortgage banking activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank PR, Doral Bank NY and Doral Insurance Agency. The existing cease and desist order applicable to the holding company requires prior regulatory approval for the payment of any dividends from Doral Bank PR to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law. During 2009, Doral Insurance Agency paid dividends amounting to $18.0 million to the holding company.
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
The following items have impacted the Company’s liquidity, funding activities and strategies during 2009 and 2008:
•	changes in short-term borrowings and deposits in the normal course of business,

•	repayment of certain long-term callable certificates of deposits,

•	adoption of an initiative to lengthen the brokered CD term to structurally reduce interest rate sensitivity,

•	the impact on the Company’s assets and liabilities as a result of the Company’s exposure to Lehman Brother’s Inc. in connection with repurchase agreements and forward TBA agreements,

•	capital contributions to Doral Bank,

•	suspension of payment of dividends on outstanding preferred stock,

•	prepayment of FDIC insurance assessments for years 2010-2012,

•	repurchase of GNMA defaulted loans
The following sections provide further information on the Company’s major funding activities and needs. Also, please refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits which are all insured so as to meet the coverage for FDIC deposit insurance up to applicable limits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities and other borrowings, such as term notes backed by FHLB-NY letters of credit and auction term funds to depository institutions granted by the Federal Reserve under TAF, as their primary sources of liquidity. The banking subsidiaries also have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets, except for OTTI charges taken as of December 31, 2009. Please refer to Note 10 of the accompanying Consolidated Financial Statements for additional information on OTTI charges.
Cash Sources and Uses
Doral Financial’s sources of cash as of December 31, 2009 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sale of loans and securities.
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
Doral Financial’s uses of cash as of December 31, 2009 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 effective during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of December 31, 2009 and 2008:
Table L — Sources of Borrowings

	As of December 31,
	2009		2008
	Outstanding	Average	Outstanding	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Deposits	$4,643,021	2.24%	$4,402,772	3.58%
Repurchase agreements	2,145,262	3.32%	1,907,447	3.62%
Advances from FHLB	1,606,920	3.05%	1,623,400	3.83%
Other short-term borrowings	110,000	0.25%	351,600	0.52%
Loans payable	337,036	7.27%	366,776	7.27%
Notes payable	270,838	7.30%	276,868	7.31%
As of December 31, 2009, Doral Financial’s banking subsidiaries held approximately $4.3 billion in interest-bearing deposits at a weighted-average interest rate of 2.43%. For additional information regarding the Company’s sources of borrowings please refer to Notes 23, 24, 25, 26, 27, 28 and 29 of the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.
The following table presents the average balance and the annualized average rate paid on each deposit type for the years indicated.
Table M — Average Deposit Balance

	Year ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Certificates of deposit	$484,917	3.34%	$543,081	4.17%	$711,091	5.29%
Brokered certificates of deposits	2,374,207	3.70%	2,451,523	4.51%	2,071,618	4.82%
Regular passbook savings	361,217	1.69%	332,032	2.56%	380,710	3.56%
NOW accounts and other transaction accounts	350,300	1.26%	381,848	1.57%	437,321	3.04%
Money market accounts	390,962	2.71%	294,847	3.07%	171,371	4.05%

Total interest bearing	3,961,603	3.16%	4,003,331	3.91%	3,772,111	4.54%
Non-interest bearing	244,606	—	254,566	—	309,482	—

Total deposits	$4,206,209	2.97%	$4,257,897	3.68%	$4,081,593	4.20%

The reduction in total average rate on deposits for the year ended December 31, 2009 was driven by the decline in interest rates during 2009, when compared to the corresponding 2008 period. During the second quarter of 2009, the Company repriced most retail and commercial deposits. Since the second quarter of 2009, the Company has been focused on mitigating interest rate exposure by extending the maturity of brokered certificates of deposits.
The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2009.
Table N — Certificates of Deposit Maturities

(In thousands)	Amount
Certificates of deposit maturing:
Three months or less	$414,439
Over three through six months	378,362
Over six through twelve months	695,188
Over twelve months	1,395,538

Total	$2,883,527

The amounts in Table N, includes $2.7 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of December 31, 2009 all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008, which among others things, temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective upon the President’s signature and was set to expire on December 31, 2009.
On May 20, 2009, the President of the U.S. signed the Helping Families Save Their Homes Act, which extends the temporary increase in the SMDIA to $250,000 per depositor through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.
As of December 31, 2009 and 2008, Doral Financial’s retail banking subsidiaries had approximately $2.7 billion, each, in brokered deposits. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. In addition, the FHLB-NY makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of December 31, 2009, Doral Financial’s banking subsidiaries had $1.6 billion in outstanding advances from the FHLB-NY at a weighted-average interest rate cost of 3.05%. Please refer to Note 26 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding such advances.
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

Other Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the year ended December 31, 2009, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $34.8 million, compared to $36.8 million for 2008. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2009 and 2008, the outstanding principal balance of such delinquent loans was $154.2 million and $177.0 million, respectively, and the average annual amount of funds advanced by Doral Financial was $13.9 million and $15.5 million, respectively.
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
In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of December 31, 2009, Doral Financial’s maximum recourse exposure with FNMA amounted to $638.8 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 32 of the accompanying consolidated financial statements and “-Off-Balance Sheet Activities” below for additional information on these arrangements.
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
Regulatory Capital Ratios
As of December 31, 2009, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Company was also in compliance with regulatory capital requirements applicable to it as a bank holding company. As described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level.
Set forth below are Doral Financial’s and its banking subsidiaries’ regulatory capital ratios as of December 31, 2009, based on existing Federal Reserve, FDIC and OTS guidelines.
Table O — Regulatory Capital Ratios

		Banking Subsidiaries
				Well-
	Doral	Doral	Doral	Capitalized
	Financial	Bank-PR	Bank NY	Minimum
Total capital ratio (Total capital to risk-weighted assets)	15.1%	15.3%	16.6%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	13.8%	14.0%	16.2%	6.0%
Leverage ratio(1)	8.4%	7.4%	13.0%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
As of December 31, 2009, Doral Financial capital levels exceeded the well capitalized thresholds under applicable federal bank regulatory definitions. In addition, as of December 31, 2009, Doral Bank PR and Doral Bank NY capital levels exceeded the well capitalized thresholds as contained in the prompt corrective action regulations adopted by the FDIC pursuant to the FDICIA. Those thresholds require an institution to maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a higher specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial, such a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. Please refer to “FDICIA” for additional information.
On March 17, 2006, Doral Financial entered into a consent order with the Federal Reserve, pursuant to which the Company submitted a capital plan in which it established a target minimum leverage ratio of 5.5% for Doral Financial and 6.0% for Doral Bank PR. Please refer to Part I, Item 3. Legal Proceedings, in this Annual Report on Form 10-K for additional information.
On March 19, 2009, the Board of Directors of Doral Financial approved a capital infusion of up to $75.0 million to Doral Bank PR, of which $19.8 million was made during the first quarter of 2009. On November 20, 2009, the Board of Directors approved an additional capital contribution of up to $100.0 million to Doral Bank PR, which was made during November and December 2009.
Assets and Liabilities
Doral Financial’s assets totaled $10.2 billion at December 31, 2009, compared to $10.1 billion at December 31, 2008. Total assets at December 31, 2009, when compared to December 31, 2008 were affected by a decrease of $835.8 million in the Company’s investment securities portfolio that resulted from a combination of a sale of $2.0 billion of investment securities during 2009 and purchases primarily of shorter duration mortgage-backed securities as part of interest rate risk management, and partially offset by increases of $189.7 million in net loans, $539.5 million in cash and due from banks, $93.3 million in other interest earning assets, $32.9 million in real estate held for sale and $56.9 million in other assets.
Total liabilities were $9.4 billion at December 31, 2009, compared to $9.2 billion at December 31, 2008. Total liabilities as of December 31, 2009 were principally affected by an increase in deposits of $240.2 million, primarily in retail deposits, an increase in securities sold under agreements to repurchase of $237.8 million, partially offset by a decrease in other short term borrowings of $241.6 million. Other short-term borrowings consist of the balance of a line of credit with the FHLB and auction term funds to depository institutions granted by the Federal Reserve under TAF. There were also decreases in loans payable of $29.7 million due to pay-downs and other liabilities of $61.0 million.
During September 2008, the company reduced its total assets and liabilities by $509.8 million. This reduction was associated with the termination of repurchase financing arrangements and the sale of the collateral associated with such financing arrangements with LBI as a result of the SIPC’s liquidation proceedings of LBI as of September 19, 2008. Please refer to Note 16 of the accompanying consolidated financial statements for further information.
Capital
Doral Financial’s total equity totaled $875.0 million at December 31, 2009, compared to $905.2 million at December 31, 2008.
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
The exchange by holders of shares of the non-cumulative preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-cumulative preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired was reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock issued. The difference between the carrying (liquidation) value of shares of non-cumulative preferred stock retired and the fair value of consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes upon the cancellation of the shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, in accordance with guidance of ASC 260-10, Earnings per Share, (previously EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock).
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
As a result of the exchange offer, Doral issued an aggregate of 3,953,892 shares of common stock and paid an aggregate of $5.0 million in cash premium payments and recognized a non-cash credit to retained earnings (with a corresponding charge to additional paid in capital) of $9.4 million that was added to net income available to common shareholders in calculating earnings per share. This exchange resulted in an increase in common equity of $100.6 million and a decrease in preferred stock of $105.6 million, resulting in an increase in book value per common share of $1.63.
On November 20, 2009, the Company filed an amendment to its Registration Statement on Form S-4 (“S-4”) announcing its offer to exchange a number of properly tendered and accepted shares of its Convertible Preferred Stock for newly issued shares of its common stock. The offer to exchange expired on December 9, 2009 and was settled on December 14, 2009. Pursuant to the terms of the offer to exchange, the Company issued 4,300,301 shares of common stock in exchange for 208,854 shares of Convertible Preferred Stock. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of $52.2 million, as well as a non-cash charge to retained earnings of $18.0 million (with a corresponding credit to additional paid in capital) that was deducted from net income available to common shareholders in calculating earnings per share.
The effect of the two preferred stock exchanges in 2009 was to increase common equity by $152.8 million, increase book value per common share by $2.47, decreased preferred equity by $157.8 million and decrease net income available to common shareholders by $8.6 million.
Please refer to Note 37 of the accompanying financial statements for further discussion about the preferred stock conversions.
Off-Balance Sheet Activities
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the years ended December 31, 2009 and 2008, repurchases amounted to $13.7 million and $9.5 million, respectively. These repurchases were at fair value and no significant losses were incurred. Please refer to Item 1A. Risk Factors, “Risks relating to our business — Defective and repurchased loans may harm our business and financial condition” for additional information.
In the past, in relation to its asset securitization and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under applicable the FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans. As of December 31, 2009 and 2008, the outstanding principal balance of such delinquent loans amounted to $154.2 million and $177.6 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2009 and 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.9 billion and $1.1 billion, respectively. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.8 billion and $1.0 billion, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the years ended December 31, 2009 and 2008, the Company repurchased at fair value $27.3 million and $25.6 million, respectively, pursuant to recourse provisions.
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
Doral Financial reserves for its exposure to recourse amounted to $9.4 million and $8.8 million and the other credit-enhanced transactions explained above amounted $8.8 million and $9.7 million as of December 31, 2009 and 2008, respectively. The change in the approach used to estimate the extent of the expected losses from recourse resulted in a $0.6 million change in the underlying reserves for the year ended December 31, 2008. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Year Ended	Year Ended
(In thousands)	December 31, 2009	December 31, 2008
Balance at beginning of period	$8,849	$11,755
Net charge-offs / terminations	(3,218)	(1,941)
Provision (recovery) for recourse liability	3,809	(965)

Balance at end of period	$9,440	$8,849

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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of non-performance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments.
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
Contractual Obligations and Other Commercial Commitments
The following tables summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2009.
Table P — Contractual Obligations

	Payments Due by Period
		Less than			After 5
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	Years
Deposits	$4,643,021	$3,217,818	$1,057,981	$209,826	$157,396
Repurchase agreements(1) (2)	2,145,262	1,174,762	364,000	606,500	—
Advances from the FHLB(1) (2)	1,606,920	910,500	557,420	139,000	—
Other short-term borrowings	110,000	110,000	—	—	—
Loans payable(3)	337,036	39,853	74,129	59,313	163,741
Notes payable	270,838	3,570	35,900	10,647	220,721
Other liabilities(4)	104,333	104,333	—	—	—
Non-cancelable operating leases	44,949	5,767	9,243	9,454	20,485

Total Contractual Cash Obligations	$9,262,359	$5,566,603	$2,098,673	$1,034,740	$562,343

(1)	Amounts included in the table above do not include interest.

(2)	Includes $228.5 million of repurchase agreements with an average rate of 4.72% and $279.0 million in advances from FHLB with an average rate of 5.41%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB are included in the less-than-one-year category in the above table but have actual contractual maturities ranging from March 2010 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 10.4% to estimate the repayments.

(4)	Includes the liability for uncertain tax positions, excluding associated interest and penalties of $3.5 million that the Company expects to settle within less than one year.
Table Q — Other Commercial Commitments(1)

	Amount of Commitment Expiration Per Period
	Total Amount	Less than			After 5
(In thousands)	Committed	1 year	1-3 years	3-5 years	Years
Commitments to extend credit	$85,124	$64,692	$17,652	$2,780	$—
Commitments to sell loans	76,176	76,176	—	—	—
Performance standby letter of credit	25	25	—	—	—
Maximum contractual recourse exposure	770,483	—	—	—	770,483

Total	$931,808	$140,893	$17,652	$2,780	$770,483

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

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
As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by focusing on the following metrics: (a) net interest income sensitivity; (b) market value equity sensitivity; (c) effective duration of equity; and (d) maturity / repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches, however, management continues to emphasize risk management and controls based on net interest income and market value of equity sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:
•	Net Interest Income Sensitivity. Refers to the relationship between market interest rates and net interest income due to the maturity mismatches and repricing characteristics of Doral Financial’s interest-earning assets, interest-bearing liabilities and off-balance sheet positions. To measure net interest income exposure to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques allow for the forecasting of net interest income and expenses under various rate scenarios for the measurement of interest rate risk exposures of Doral Financial. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and as such, serves as a measure of short to medium term earnings risk. The basic underlying assumptions used in net interest income simulations are: (a) the Company maintains a static balance sheet; (b) full reinvestment of funds in similar product/instruments with similar maturity and repricing characteristics; (c) spread assumed constant; (d) prepayment rates on mortgages and mortgage related securities are modeled using multi-factor prepayment model; (e) non-maturity deposit decay and price elasticity assumptions are incorporated, and (f) effect of embedded options is also taken into consideration. To complement and broaden the analysis of earnings at risk the Company also performs earning simulations for longer time horizons.

•	Market Value of Equity Sensitivity. Used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. Doral Financial uses value simulations techniques for all financial components of the Statement of Financial Condition. Valuation techniques include static cash flows analyses, stochastic models to qualify value of embedded options and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the market value of equity to changes in interest rates. Duration measures the linear change in market value of equity caused by changes in interest rates, while, convexity measures the asymmetric changes in market value of equity caused by changes in interest rates due to the presence of options. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the market value of equity to changes in interest rates.

•	Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rates changes on Doral Financial’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions.
Interest Rate Risk Management Strategy
Doral Financial’s current interest rate management strategy is implemented by the ALCO and is focused on reducing the volatility of the Company’s earnings and to protect the market value of equity. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis is placed on balance sheet management.
Net Interest Income Risk. In order to protect net interest income against interest rate risk, the ALCO employs a number of tactics which are evaluated and adjusted in relation to prevailing market conditions. Internal balance sheet management practices are designed to reduce the re-pricing gaps of the Company’s assets and liabilities. However, the Company may also use derivatives, mainly interest rate swaps and interest rate caps, as part of its interest rate risk management activities. Interest rate swaps represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate. For net interest income protection, Doral Financial typically pays a fixed rate payer-float receiver swaps to eliminate the variability of cash flows associated to floating rate debt obligations.
Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has earnings exposure to rising interest rates. The Company measures the market value of all rate sensitive assets, liabilities and off-balance sheet positions; and the difference between assets and liabilities, adjusted by off-balance sheet positions, is termed market value of equity. The Company measures how the market value of equity fluctuates with different rate scenarios to measure risk exposure of economic capital or market value of equity.

Management uses duration matching strategies to manage the fluctuations of market value of equity within the long-term targets established by the Board of Directors of the Company.
Duration Risk. Duration is a measure of the impact (in magnitude and direction) of changes in interest rates on the economic values of financial instruments. In order to bring duration measures within the policy thresholds established by the Company, management may use a combination of internal liabilities management techniques and derivatives instruments. The derivatives such as interest rate swaps, treasury futures, Eurodollar futures and forward contracts may be entered into as part of the Company’s risk management.
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
Hedging the various sources of interest rate risks related to mortgage banking activities is a complex process that requires sophisticated modeling, continuous monitoring and active management. While Doral Financial balances and manages the various aspects relating to mortgage activities, there are potential risks to earnings associated to them. The following bullets summarize some of these potential risks:
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
The Company’s interest rate risk exposure can be symmetric or asymmetric based on the varying changes to the market value of equity due to changes in interest rates. The asymmetric risks arise primarily from embedded optionality in our products and transactions which allows clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of asymmetric risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of mortgage-backed securities.

The tables below show the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of December 31, 2009 and 2008.

	Market Value	Net Interest
As of December 31, 2009	of Equity Risk	Income Risk(1)
+ 100 BPS	(9.4)%	(3.4)%
- 100 BPS	(2.4)%	(0.4)%

	Market Value	Net Interest
As of December 31, 2008	of Equity Risk	Income Risk(1)
+ 100 BPS	(0.3)%	15.9%
- 100 BPS	1.2%	2.2%

(1)	Based on a 12-month forward change in net interest income.
As of December 31, 2009 the market value of equity (“MVE”) showed greater sensitivity to rising interest rates when compared to December 31, 2008. This change in the MVE sensitivity is driven by growth in the mortgage loan portfolio and the change in the mix of the investment porfolio. The Company has been actively managing the balance sheet to maintain the interest rate risk measures within policy limits mainly by restructuring investment portfolios and increased focus on liability extensions.
The net interest income (“NII”) sensitivity measure, based on a 12-month horizon, changed from 15.9% to 3.4% for a 100 basis point rate increase when comparing December 31, 2008 to December 31, 2009. The effect is explained partly due to the change in repricing characteristics of investment securities as the Company sold the majority of the floating rate securities it had as of December 31, 2008, while continuing to focus on actively managing funding mismatches through funding extensions. Although Doral’s risk profile continues to have liability sensitivity in a 12-month time horizon the earnings sensitivity was reduced by 12 percentage points.
The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of December 31, 2009 and December 31, 2008.

(In thousands)	December 31, 2009	December 31, 2008
	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	for Sale Securities	for Sale Securities

+200	$(164,043)	$(169,044)
+100	(71,675)	(72,832)
Base	—	—
-100	51,165	47,100
-200	103,334	80,303
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at December 31, 2009.

Table R — Interest Rate Caps
(Dollars in thousands)

NOTIONAL	MATURITY	ENTITLED PAYMENT		FAIR
AMOUNT	DATE	CONDITIONS	PREMIUM PAID	VALUE

$25,000	September, 2010	1-month LIBOR over 5.00%	$205	$—
15,000	September, 2011	1-month LIBOR over 5.50%	134	4
15,000	September, 2012	1-month LIBOR over 6.00%	143	54
35,000	October, 2010	1-month LIBOR over 5.00%	199	—
15,000	October, 2011	1-month LIBOR over 5.00%	172	7
15,000	October, 2012	1-month LIBOR over 5.50%	182	76
50,000	November, 2012	1-month LIBOR over 6.50%	228	167
50,000	November, 2012	1-month LIBOR over 5.50%	545	258
50,000	November, 2012	1-month LIBOR over 6.00%	350	211

$270,000			$2,158	$777

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at December 31, 2009.
Table S — Interest Rate Swaps
(Dollars in thousands)

NOTIONAL	MATURITY	PAY	RECEIVE	FAIR
AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE

CASH FLOW HEDGE
$200,000	July, 2010	3.00%	3-month LIBOR minus 0.04%	$(4,138)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(254)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	(189)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(263)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(364)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(387)
15,000	November, 2010	4.42%	1-month LIBOR	(547)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(956)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(3,593)

$305,000				$(10,691)

Freestanding Derivatives. Doral Financial uses derivatives to manage market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $480.0 million and $305.0 million, respectively, as of December 31, 2009 and 2008. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. The increase in the notional amount of freestanding derivatives with respect to December 31, 2008 is due mainly to economic hedges related to servicing assets and secondary marketing activities.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amounts of swaps treated under hedge accounting totaled $305.0 million and $345.0 million as of December 31, 2009 and 2008, respectively. The Company typically uses interest rate swaps to convert floating rate FHLB advances to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the FHLB advance to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at December 31, 2009 and 2008, respectively, and their different designations.
Table T — Derivatives Positions

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value

Cash flow Hedges
Interest rate swaps	$305,000	$(10,691)	$345,000	$(15,096)
Other derivatives
Interest rate caps	270,000	777	270,000	287
Forward contracts	210,000	(1,572)	35,000	(187)

	480,000	(795)	305,000	100

	$785,000	$(11,486)	$650,000	$(14,996)

The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
Table U — Fair Value Reconciliation

Year ended
(In thousands)	December 31, 2009

Fair value of contracts outstanding at the beginning of the year	$100
Changes in fair values during the year	(895)

Fair value of contracts outstanding at the end of the year	$(795)

Table V — Source of Fair Value

	Payment Due by Period
	Maturity			Maturity
(In thousands)	less than	Maturity	Maturity	in excess of
As of December 31, 2009	1 Year	1-3 Years	3-5 Years	5 Years	Total Fair Value

Source of Fair Value
Prices actively quoted	$(1,572)	$—	$—	$—	$(1,572)
Prices provided by internal sources	—	777	—	—	777

	$(1,572)	$777	$—	$—	$(795)

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
Table W— Derivative Counterparty Credit Exposure

	December 31, 2009
						Weighted
						Average
						Contractual
	Number of		Total Exposure	Negative	Total	Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Fair Values	Fair Value	(in years)
			(Dollars in thousands)
AA-	1	$215,000	$719	$—	$719	2.45
A+	1	360,000	58	(10,691)	(10,633)	1.12
A	2	210,000	553	(2,125)	(1,572)	0.11

Total derivatives	4	$785,000	$1,330	$(12,816)	$(11,486)	1.21

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

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
Credit Risk
Doral Financial is subject to credit risk with respect to its portfolio of investment securities and loans receivable. For a discussion of credit risk on investment securities please refer to Note 10 of the accompanying financial statements.
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
Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Please refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payments defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the year ended December 31, 2009 amounted to $27.3 million and resulted in a loss of $3.8 million. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. As a result, the exposure to the residential construction sector has decreased from $422.6 million as of December 31, 2008, to $276.2 million as of December 31, 2009. Management expects that the amounts of loans and exposure of the construction industry will continue to decrease in subsequent years.
For the year ended December 31, 2009, absorption trends decreased significantly principally due to the termination of the tax incentive provided by Law 197 in the fourth quarter of 2008. Absorption for the year ended December 31, 2009 reflects an 86% reduction versus the corresponding 2008 period. This event required modifications in absorption estimates, resulting in higher loss provisions. The Company expects that absorption will continue to be at low levels due to the current economic environment.
In optimizing its recovery of non-performing construction loans, as of December 31, 2009, management has determined to foreclose approximately 20 non-performing residential development properties with an outstanding balance of approximately $125.8 million in order to accelerate sales of the individual units. Most of these projects are in a mature stage of the development with approximately 85% complete or close to completion. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral. Since current appraisals were not available on all these properties at year end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market. Management continues to evaluate the best course of action to optimize loan recoveries on all non-performing properties, and will regularly assess all projects in choosing its course of action.
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

The Company also engages in the restructuring and/or modifications of the debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of TDR as defined by the ASC 310-40 (previously SFAS No. 15). Such restructures are identified as TDRs and accounted for based on the provisions ASC 310-10-35 (previously SFAS No. 114).
During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“the Program”) with the purpose of aiding borrowers with delinquent mortgage loans get back into financial stability. Under the Program, borrowers that prove future payment capacity would be given the opportunity of transferring past due amounts to the end of the term of the loan and place their loan in current status. Under the Program, the Company is not reducing rates or forgiving principal or interest; it is simply shifting past due payments to the end of the loan for a fee. The Program was designed to comply with all laws and regulations.
For purposes of the allowance for loan and lease losses and the related provision, the Company has made the determination that Program fits under the definition of TDR. Under ASC 310-40-35, once restructured, TDRs are to be considered impaired and therefore treated for allowance for loan and lease losses purposes following the guidelines of ASC 310-10-35 ( SFAS No. 114). Under an impairment analysis of discounted cash flows, these loans would yield a present value equal to their unpaid principal balance, and accordingly, require no additional allowance for loan and lease losses. For purposes of determining the allowance for loan and lease losses, the Company has made the determination to include these restructured loans in the regular pool in accordance with ASC 450-20-25 (SFAS No. 5).
During the second quarter of 2009, the Company launched a loss mitigation program (the “Special Repayment Plan”) for customers whose monthly net cash flows have been reduced and, cannot continue to make their mortgage payments. The Special Repayment Plan lowers the monthly payment of qualifying loans through the extension of the remaining maturity by 10 years and, in some cases, a decrease of the interest rate. The program, which is similar in nature to the Home Affordable Modification Program (“HAMP”) recently launched by the U.S. government, does not engage in a formal modification of the mortgage note; it simply enters into a legally binding payment plan with the customer that is valid through the end of the loan or a subsequent default, whichever occurs first. The Special Repayment Plan was designed to comply with all laws and regulations.
For purposes of the allowance for loan and lease losses and the related provision, the Company has made the determination that the Special Repayment Plan fits under the definition of a TDR and accordingly, considers the underlying loans to be impaired and under the scope of ASC 310-10-35 ( SFAS No. 114). The Company performs a cash flow analysis for these loans in which expected monthly payments are calculated using the new amortization schedules and interest rates are discounted using the loans’ original rate. Any identified impairment results in the recognition of a provision for loan and lease losses.

The following table summarizes information regarding the Company’s outstanding TDRs for the period indicated.

	December 31, 2009
		90 days and over
(In thousands)	TDRs	delinquency
Residential mortgage loans	$429,302	$89,771
Construction loans (including land)	112,123	98,316
Commercial loans	51,448	15,078
Consumer loans	1,301	—

Total TDRs	$594,174	$203,165

Non-performing Assets, Loans Past Due 90 Days and Still Accruing and Allowance for Loan and Lease Losses
Non-performing assets (“NPAs”) consist of loans on a non-accrual basis, other real estate owned and other non-performing assets. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days, except for revolving lines of credit and credit cards that accrue interest until 180 days past due and FHA and VA loans that accrue interest until 300 days past due, or earlier if concern exists as to the ultimate collectibility of principal or interest. On a case by case basis, the Company may decide that a particular loan should be placed on non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be behind schedule or experiencing economic distress. Generally, when the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and/or collectibility is reasonably assured. The Company places in non-accrual status all residential construction loans classified as substandard whose sole source of payment are interest reserves funded by Doral Financial. For the year ended December 31, 2009, 2008 and 2007, Doral Financial would have recognized $30.5 million, $24.6 million and $22.8 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also includes interest reversal on loans placed on non-accrual status during the year.
The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated.

Table Y — Non-performing Assets

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-performing loans:
Residential mortgage loans — held for sale(1)	$4,901	$4,942	$4,603	$62,466	$171,298
Residential mortgage loans — held for investment	403,070	346,579	256,949	110,332	3,904

Total non-performing residential mortgage loans(2) (3)	407,971	351,521	261,552	172,798	175,202
Other lending activities:
Construction loans	273,581	215,080	265,275	144,638	9,042
Commercial real estate loans	130,156	116,841	86,590	47,162	8,594
Commercial real estate loans — held for sale	655	1,130	—	3,384	2,923
Consumer loans	519	685	2,260	707	386
Commercial non-real estate loans	933	1,751	2,053	4,497	670
Lease financing receivable	1,091	1,053	1,032	1,075	158
Land loans	33,373	29,613	14,507	—	—

Total non-performing other lending activities	440,308	366,153	371,717	201,463	21,773

Total non-performing loans	848,279	717,674	633,269	374,261	196,975
Repossessed units	101	191	419	577	—
OREO(4)	94,219	61,340	38,154	33,197	17,662

Total NPAs of Doral Financial (consolidated)	$942,599	$779,205	$671,842	$408,035	$214,637

Total NPAs as a percentage of the loan portfolio, net and OREO (excluding GNMA defaulted loans)	16.65%	14.42%	12.78%	8.01%	2.77%
Total NPAs of Doral Financial as a percentage of consolidated total assets	9.21%	7.69%	7.22%	3.44%	1.24%
Total non-performing loans to total loans (excluding GNMA defaulted loans)	14.86%	13.11%	11.85%	7.30%	2.54%
Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period(5)	16.70%	18.55%	19.84%	21.80%	154.01%

(1)	Does not include approximately $128.6 million, $165.6 million, $126.0 million, $100.3 million and $74.0 million of GNMA defaulted loans (for which the Company has the option, but not an obligation, to buy-back from the pools serviced), included as part of the loans held for sale portfolio as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	In November 2009, the Company evaluated its non-performing assets policy and placed in accrual status all FHA loans until 300 days delinquent because the principal balance of these loans is insured or guaranteed under applicable FHA programs and interest is, in most cases, fully recovered in foreclosure proceedings. As a result of the mentioned change in policy, total non-performing residential mortgage loans exclude $105.5 million of FHA loans as of December 31, 2009. As of December 31, 2008, 2007, 2006 and 2005, total non-performing residential mortgage loans included approximately $5.3 million, $2.1 million, $1.0 million and $6.8 million, respectively, of FHA and VA loans where the principal balance of these loans was insured or guaranteed under applicable programs and interest is, in most cases, fully recovered in foreclosure proceedings.

(3)	During 2007 and 2006, the Company reclassified $1.4 billion and $961.5 million, respectively, from its loans held for sale portfolio to its loans receivable portfolio.

(4)	Excludes FHA and VA claims amounting to $15.6 million, $17.0 million, $18.3 million, $11.5 million and $12.9 million as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(5)	Refer to non-performing asset and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.
Non-performing assets increased by $163.4 million, or 21%, during 2009. The growth in non-performing assets was mainly driven by increases in the construction and residential mortgage portfolio as a direct consequence of the depressed condition of the housing market and overall macroeconomic trends in Puerto Rico.
Non-performing residential mortgage loans increased by $56.5 million, or 16%, when compared to December 31, 2008. The increase in delinquency is mostly attributable to economic stress being experienced by borrowers during the year ended December 31, 2009. Macroeconomic pressure has significantly affected both early stage delinquency and cures from later delinquency segments.
Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value (“LTV”) and whether they are covered by mortgage insurance. Loan-to-value ratios are calculated based on current unpaid balances and original property values.
TABLE Z
COMPOSITION OF MORTGAGE NON-PERFORMING ASSETS

COLLATERAL TYPE	LOAN TO VALUE	DISTRIBUTION
FHA/VA loans		3.3%
Loans with private mortgage insurance		7.1%
Loans with no mortgage insurance	< 60%	16.7%
	61-80%	45.3%
	81-90%	14.2%
	Over 91%	13.4%

Total loans		100.0%

Actual loan-to-value ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans.
Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. A loss is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.
Detailed below is a roll-forward of the Company’s OREO properties:

	YEAR ENDED
	DECEMBER 31,
(In thousands)	2009	2008
Balance at beginning of period	$61,340	$38,154
Additions	85,274	49,514
Sales	(35,271)	(23,460)
Retirement	(3,370)	(1,662)
Lower of cost or market adjustments	(13,754)	(1,206)

Balance at end of period	$94,219	$61,340

During 2009, the Company sold 404 OREO properties, representing $35.3 million in unpaid balance. Total proceeds amounted to $33.3 million, representing the recovery of 94% and 103% of unpaid balance and book value, respectively. During 2008, the Company sold 291 OREO properties, representing $23.5 million in unpaid balance. Total proceeds amounted to $23.7 million, representing the recovery of 101% and 107% of unpaid principal balance and book value, respectively. Gains and losses on sales of OREO are recognized in other expenses in the Company’s Consolidated Statements of Operations. The Company sold more OREO properties during 2009 due to marketing efforts, auctions, among others, but because of the current market conditions, gains were lower than those recognized in 2008.
During 2009, the Company improved its foreclosure functions resulting in shorter foreclosure periods, and units are entering the OREO portfolio at faster rates than in previous years, which together with the deteriorating economic conditions in Puerto Rico explains the higher additions reflected in 2009. Retirements represent properties charged-off due to length of time they remained in portfolio. Generally the Company does not maintain properties for periods in excess of five years for accounting purposes.
The increase in lower of cost or market adjustments is due to the economic conditions on the Island, lower values received on appraisals and an estimated reserve for stale appraisals based on the current trend of appraisal values.

The Company’s portfolio of OREO properties was composed of the following categories for the periods indicated:

	YEAR ENDED
	DECEMBER 31,
(In thousands)	2009	2008
Construction	$1,878	$1,128
Residential	76,461	53,050
Commercial Real Estate	14,283	7,162
Land secured	1,597	—

Balance at end of period	$94,219	$61,340

During 2009, non-performing construction loans increased by $58.5 million, or 27%, compared to December 31, 2008. This increase is mainly related to 13 loans with a combined outstanding balance of $52.3 million placed in non-accrual status as they did not meet the contractual terms as a result of the current downturn in the construction sector which has affected housing units sales in the market. The construction portfolio is affected by the deterioration in the economy because the underlying loans’ repayment capacity is dependent on the ability to attract buyers and maintain housing prices. In general, the termination in mid December 2008 of the incentive program established by the government of Puerto Rico slowed absorption compared to the trends experienced during 2008. During 2009, construction projects financed by the Company experienced lower levels of unit sales in comparison with 2008 corresponding period.
In optimizing its recovery of non-performing construction loans, as of December 31, 2009, management has determined to foreclose approximately 20 non-performing residential development properties with an outstanding balance of approximately $125.8 million in order to accelerate sales of the individual units. Most of these projects are in a mature stage of the development with approximately 85% complete or close to completion. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral. Since current appraisals were not available on all these properties at year end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market. Management continues to evaluate the best course of action to optimize loan recoveries on all non-performing properties, and will regularly assess all projects in choosing its course of action.
During the past two years, the Company’s construction loan portfolio has experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. As of December 31, 2009 and 2008, 61% and 43%, respectively, of the loans within the construction portfolio were considered non-performing loans. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During 2009 and 2008, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico. Commitments to fund new construction loans in New York amounted to $90.5 million and $139.1 million for the years ended December 31, 2009 and 2008, respectively.

The following table presents further information on the Company’s construction portfolio as of the years indicated.

	As of December 31
(Dollars in thousands)	2009	2008
Construction loans(1) (2)	$452,386	$506,031
Total undisbursed funds under existing commitments(2) (3)	30,879	65,660
Total non-performing construction loans(2)	273,581	215,080
Net charge offs — Construction loans(2)	17,754	21,749
Allowance for loan losses — Construction loans(2)	44,626	45,159

Non-performing construction loans to total construction loans	60.5%	42.5%
Allowance for loan losses — construction loans to total construction loans	9.9%	8.9%
Net charge-offs on an annualized basis to total construction loans	3.9%	4.3%

(1)	Includes $276.2 million and $422.6 million of construction loans for residential housing projects as of December 31, 2009 and 2008, respectively. Also includes $176.2 million and $83.4 million of construction loans for commercial, condominiums and multi-family projects as of December 31, 2009 and 2008, respectively.

(2)	Excludes land loans.

(3)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still disbursing funds.
The following table sets forth information with respect to Doral Financial’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and are still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.
Table AA — Loans past due 90 days and still accruing

	As of December 31,
(In thousands)	2009	2008	2007	2006	2005
Loans past due 90 days and still accruing:
Residential mortgage loans(1)	$105,520	$—	$—	$—	$—
Construction loans	—	—	—	—	170
Commercial non-real estate loans(2)	1,245	1,428	987	1,074	386
Consumer loans(2)(3)	2,137	2,603	2,043	2,106	1,546

Total loans past due 90 days and still accruing	$108,902	$4,031	$3,030	$3,180	$2,102

(1)	In November 2009, the Company placed in accrual status all Federal Housing Administration (“FHA”), Farmers Home Administration (“FMHA”) and Veteran’s Administration (“VA”) guaranteed loans less than 300 days delinquent because the principal balance of these loans is insured or guaranteed under the applicable FHA, FmHA or VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

(2)	Revolving lines of credit still accruing until 180 days delinquent.

(3)	Credit cards still accruing until 180 days delinquent.
In December 2009, the Company repurchased $118.3 million of delinquent FHA guaranteed loans, some of which are included in residential mortgage loans past due 90 days or more and still accruing.

The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for the years indicated.
Table BB — Allowance for Loan and Lease Losses

	As of December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan and lease losses:
Balance at beginning of year	$132,020	$124,733	$67,233	$35,044	$20,881
Provision (recovery) for loan and lease losses:
Construction loans	17,221	10,142	25,240	17,907	13,212
Residential mortgage loans	23,241	13,968	17,127	4,298	368
Commercial real estate loans	(560)	12,235	11,065	8,703	2,557
Consumer loans	8,473	8,101	10,510	5,810	4,729
Lease financing	777	606	464	1,022	788
Commercial non-real estate loans	5,967	2,383	2,642	1,839	775
Land secured loans	(1,456)	1,421	11,166	250	(60)

Total provision for loan and lease losses	53,663	48,856	78,214	39,829	22,369
Charge-offs:
Construction loans	(18,942)	(21,749)	(6,060)	(1,050)	(4,938)
Residential mortgage loans	(4,455)	(2,006)	(1,444)	—	(223)
Commercial real estate loans	(5,133)	(8,690)	(2,379)	(965)	(29)
Consumer loans	(10,315)	(7,891)	(7,931)	(4,612)	(2,744)
Commercial non-real estate loans	(6,000)	(1,232)	(2,542)	(1,665)	(827)
Lease financing receivable	(781)	(1,012)	(1,160)	—	—
Land secured loans	(1,905)	—	—	(170)	—

Total charge-offs	(47,531)	(42,580)	(21,516)	(8,462)	(8,761)
Recoveries:
Construction loans	1,188	—	—	224	—
Residential mortgage loans	2	—	—	—	—
Commercial real estate loans	500	132	7	14	173
Consumer loans	833	593	454	260	255
Commercial non-real estate loans	24	71	102	324	219
Leasing financing receivable	75	215	239	—	—

Total recoveries	2,622	1,011	802	822	647
Net charge-offs	(44,909)	(41,569)	(20,714)	(7,640)	(8,114)
Other	—	—	—	—	(92)

Balance at end of year	$140,774	$132,020	$124,733	$67,233	$35,044

Allowance for loan and lease losses as a percentage of loans receivable outstanding, at the end of year (1)(2)	2.55%	2.51%	2.47%	1.94%	1.39%
Provision for loan losses to net charge- offs	119.49%	117.53%	377.59%	521.32%	275.68%
Net charge-offs to average loans receivable outstanding	0.85%	0.80%	0.50%	0.23%	0.39%
Allowance for loan and lease losses to net charge-offs	313.47%	317.59%	602.17%	880.01%	431.90%

(1)	For purpose of this ratio, the denominator includes loans secured by real estate of $448.0 million as of December 31, 2005 resulting from mortgage transfers from local institutions that were recharacterized as commercial loans for accounting and financial reporting purposes and for which no allowance for loan losses was provided.

(2)	During 2007 and 2006, the Company transferred $1.4 billion and $961.5 million, respectively, from loans held for sale to the loans receivable portfolio. The loans transferred were recognized in the Company’s loans receivable portfolio discounted at its market value.
The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

Table CC — Allocation of Allowance for Loan and Lease Losses

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$44,626	8%	$45,159	10%	$56,766	12%	$37,586	24%	$20,748	31%
Residential mortgage loans	51,814	70%	33,026	69%	21,064	66%	5,381	52%	1,063	20%
Commercial — secured by real estate	21,883	13%	27,076	14%	23,399	15%	14,706	16%	6,798	35%
Consumer — other	6,955	1%	7,964	2%	7,161	1%	4,128	1%	4,272	3%
Lease financing receivable	1,383	0%	1,312	0%	1,503	1%	1,960	1%	938	2%
Commercial non-real estate	4,281	6%	4,290	3%	3,068	3%	2,866	5%	766	6%
Loans on savings deposits	—	0%	—	0%	—	0%	—	0%	—	1%
Land secured	9,832	2%	13,193	2%	11,772	2%	606	1%	459	2%

Total	$140,774	100%	$132,020	100%	$124,733	100%	$67,233	100%	$35,044	100%

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
During 2009 and 2008, Puerto Rico experienced deteriorating macroeconomics trends that contributed to continued increases in default levels in the retail business units. Portfolios underlying retail products including residential mortgage and small-commercial real estate suffered significant increases in default rates. The Company has experienced worsening delinquencies in a number of its loan categories as a result of a Puerto Rico economy that has been in recession since 2006. The Company has reflected the credit quality deterioration in its loan loss provisions, considering the increased levels of delinquencies and severity of loss on disposition of collateral. Perhaps the sector of the economy most affecting Doral Financial, directly and indirectly, is the sale of new home construction in Puerto Rico. For the year ended December 31, 2009, the market absorption of new construction homes decreased significantly, principally due to the termination of the tax incentive provided by Law 197 late in the fourth quarter of 2008. This circumstance required modifications in absorption estimates, resulting in higher loan loss provisions. Furthermore, the slowdown in new construction has resulted in lost jobs, which has further increased mortgage and commercial loan delinquencies as the overall level of economic activity declines. The Company expects that absorption will continue to be at low levels due to the current economic environment.
As of December 31, 2009, the Company’s allowance for loan and lease losses was $140.8 million, an increase of $8.8 million from $132.0 million as of December 31, 2008. The allowance for loan and lease losses was 2.55% of period-end loans receivable at December 31, 2009, compared with 2.51% at December 31, 2008.
The provision for loan and lease losses increased $4.8 million to $53.7 million for the year ended December 31, 2009, from $48.9 million for the year ended December 31, 2008. For 2009, the provision of all portfolios increased except for the provision for the commercial real estate loan portfolio, which is the portfolio where a higher provision was established at the end of 2008. The level of the provision in 2009 was largely driven by higher delinquencies (primarily in the construction, residential mortgage and commercial loan portfolios) during the period and continued deterioration in the Puerto Rico economy.
Mortgage lending is the Company’s principal line of business and has historically reflected significant recoveries and low levels of losses. Nevertheless, due to current economic conditions in Puerto Rico, and increases in non-performing loans and loss severities in this portfolio, the Company increased its allowance during 2009. Non-performing residential mortgage loans increased $56.5 million, or 16%, and the related allowance for loan and lease losses increased $18.8 million or 57% during the year.

The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of these losses is what the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. Recent roll rates show that the proportion of loans rolling into subsequent buckets has been following an increasing trend throughout the year. For purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should only use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend that those in older periods. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity losses are calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 15% depending on the different loan types and loan-to-value ratios, and up to 75% for second mortgages.
The construction loan portfolio continued to decrease, consistent with the Company’s strategy to exit the construction business in 2006. Construction non-performing loans increased $58.5 million, or 27%, of which $20.0 million resulted from one large loan related to the Company’s mainland portfolio. During 2009, the Company recorded a loan loss provision of $17.2 million for this portfolio to reflect the loan quality deterioration, partially related to loans determined to be impaired during 2009. The allowance on this portfolio decreased $0.5 million during 2009 due to the decrease in the balance of loans outstanding and to the charge-off of the portion of loans determined to be uncollectible and for which provisions of $17.8 million had been recorded. The allowance for loan and lease losses on the land secured portfolio decreased $3.4 million during 2009 also due to net charge-offs of $1.9 million during the year.
The commercial real estate loan portfolio decreased during 2009 since the Company is not actively lending in this line of business. Non-performing commercial real estate loans increased $12.8 million in 2009 as a result of the deterioration in economic conditions in Puerto Rico. The allowance for loan and lease losses for this portfolio decreased $5.2 million during 2009 due to net charge-offs of $4.6 million and the recovery of provision expenses resulting from a refinement of estimates that management believes better reflect the incurred losses of the portfolio. This decrease was partially offset by increased provisions partially related to loans determined to be impaired in 2009.
The commercial non-real estate portfolio increased primarily as a result of the launch of the middle market syndicated lending unit in the second half of 2009. Non-performing commercial non-real estate loans decreased $0.8 million during the year and the allowance for the portfolio reflected a minor reduction for the year.
The consumer and lease financing portfolios continued to decrease consistent with the Company’s exit strategy for these business lines. Non-performing consumer loans are stable and the allowance has decreased in the consumer portfolio as non-performing loan balances are charged-off.
In total for the year, the balance of non-performing loans outstanding increased $130.6 million, and the Company provided $53.7 million for loan losses. In addition, the Company’s charge-offs were $44.9 million, resulting in a net increase in the allowance for loan and lease losses of $8.8 million. The allowance for loan and lease losses for the construction loans, land secured and commercial real estate portfolios decreased by $0.5 million, $3.4 million and $5.2 million, respectively, as the rate of identified portfolio deterioration reflected in the provision, partially related to loans determined to be impaired in 2009, was less than the losses confirmed and recognized or charged-off during the year.
Net charge-offs for the year ended December 31, 2009 of $44.9 million exceeded net charge-offs for 2008 of $41.6 million by $3.3 million, or 8%. Higher charge-offs in 2009 resulted largely from the increased volume of residential loans foreclosed upon and certain other loans determined to be uncollectible during the period. The Company has focused attention on shortening the period from default to foreclosure. The foreclosure process in Puerto Rico is more time consuming than in the mainland U.S. due to elements in the Puerto Rico law.
The Company evaluates impaired loans and the related valuation allowance based on ASC 310-10-35 (SFAS No. 114). Commercial and construction loans over $1.0 million that are classified as substandard are evaluated individually for impairment. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.
The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. This is consistent with management’s intention to maximize proceeds from the disposition of foreclosed assets as opposed to rapid liquidation. Accordingly, the market value of appraisals is used. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral. Since current appraisals were not available on all these properties at year end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market.
In optimizing its recovery on non-performing construction loans as of December 31, 2009, management has determined to foreclose approximately 20 non-performing residential development properties with an outstanding balance of approximately $125.8 million in order to accelerate sales of the individual units. Most of these projects are in a mature stage of the development with approximately 85% complete or close to completion. Accordingly, impairment of these loans and determination of required loan loss reserves was measured based on the fair value of the collateral. Management continues to evaluate the best course of action to optimize loan recoveries on all non-performing properties, and will regularly assess all projects in choosing its course of action.
The following table summarizes the Company’s loans individually reviewed for impairment (excluding mortgage loans which are not individually reviewed for impairment) and the related allowance:

(In thousands)	2009	2008
Impaired loans with allowance(1)	$346,145	$207,949
Impaired loans without allowance	184,601	120,378

Total impaired loans	$530,746	$328,327

Related allowance	$48,223	$45,099
Average impaired loans	$449,741	$317,844

(1)	The increase in balance of impaired loans with allowance during 2009, was primarily related to $72.3 million of loans under the Company’s Special Repayment Plan (“SRP”).
As part of the regular loan workout cycle, the Company charges-off the portion of specific reserves for impaired loans that it considers being confirmed losses. Accordingly, certain loans considered impaired and measured for specific reserve in accordance with ASC 310-10 (SFAS No. 114) are carried at an unpaid balance that has already been reduced by charge-offs, and therefore, carry a relatively lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. ASC 310-10 (SFAS No. 114) prohibits the allocation of general reserves for those loans for which an impairment analysis has been conducted and for which no specific reserve is required. As of December 31, 2009, Doral Financial’s construction and commercial real estate portfolio includes $184.6 million of impaired loans that are adequately collateralized and, accordingly, carry no specific reserves.
Doral Financial records an allowance for all performing loans and non-performing small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $1.0 million) on a group basis under the provisions of ASC 450-20-25, Contingencies-Loss Contingencies /Recognition, (previously SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”)). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.

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
The following table sets forth information concerning the composition of Doral Financial’s allowance for loan and lease losses by loan category and whether the allowance and related provisions were calculated individually through the requirements of ASC 310-10 (SFAS No. 114) or through a general valuation allowance in accordance with the provisions of ASC 450-20-25 (SFAS No. 5):

	Construction	Residential
	and Land	Mortgage	Commercial	Consumer and
(Dollars in thousands)	Secured	Loans	Loans	Lease	Total
ASC 310-10 (SFAS No. 114) — Specific Reserves
Unpaid balance	$328,324	$72,612	$129,810	$—	$530,746
Allowance for loan and lease losses	38,796	7,068	2,359	—	48,223
Allowance for loan and lease losses to unpaid principal balance	11.82%	9.73%	1.82%	—	9.09%
ASC 450-20-25 (SFAS No. 5) — General Allowance
Unpaid balance	223,587	3,754,657	920,287	86,531	4,985,062
Allowance for loan and lease losses	15,662	44,746	23,805	8,338	92,551
Allowance for loan and lease losses to unpaid principal balance	7.00%	1.19%	2.59%	9.64%	1.86%
Total Portfolio
Unpaid balance	551,911	3,827,269	1,050,097	86,531	5,515,808
Allowance for loan and lease losses	54,458	51,814	26,164	8,338	140,774
Allowance for loan and lease losses to unpaid principal balance	9.87%	1.35%	2.49%	9.64%	2.55%
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
Counterparty Risk
The Company has exposure to many different counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. Loans, derivatives, investments, repurchase agreements, other borrowings, receivables, among others (including the LBI transaction) expose the Company to counterparty risk. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. There can be no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

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
Internal Control Over Financial Reporting.
For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2009, please refer to Part II, Item 9A. Controls and Procedures, of this Annual Report on Form 10-K.
Liquidity Risk
For a discussion of the risks associated with Doral Financial’s ongoing need for capital to finance its lending, servicing and investing activities, please refer to “— Liquidity and Capital Resources” above.
General Business, Economic and Political Conditions; Puerto Rico Economy and Fiscal Condition
The Company’s business and earnings are sensitive to general business and economic conditions in Puerto Rico and the United States. Significant business and economic conditions include short-term and long-term interest rates, inflation and the strength or weakness of the Puerto Rico and U.S. economies and housing markets. If any of these conditions deteriorate, the Company’s business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household income could decrease the demand for residential mortgage loans and increase the number of customers who become delinquent or default on their loans; or, a dramatically rising interest rate environment could decrease the demand for loans and negatively affect the value of the Company’s investments and loans.
Inflation also generally results in increases in general and administrative expenses. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Please refer to “Risk Management” above for a discussion of the effects of changes of interest rates on the Company’s operations.
Markets in the United States and elsewhere have experienced extreme volatility and disruption for nearly two years, continuing through the year ended December 31, 2009. The United States, Europe and Japan entered into recessions during 2008 that persisted through most of 2009, despite governmental intervention in the world’s major economies.
The Company’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.
Puerto Rico’s economy is currently in a recession that commenced in the fourth quarter of fiscal year that ended June 30, 2006, a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. For fiscal years

2007 and 2008, Puerto Rico’s real gross national product contracted by 1.2% and 2.8%, respectively. According to the latest information published by the Planning Board in January 2010, the contraction continued into fiscal year 2009 with a reduction in Puerto Rico’s real gross national product of 3.7%.
While the recessionary trend was expected to continue in current fiscal year 2010, the Planning Board announced in August 2009 that the expected positive impact of the United States and local economic stimulus measures generally discussed below should outweigh the expected negative impact of the Fiscal Stabilization Plan also discussed below, and revised its projections for fiscal year 2010 to reflect an increase of 0.7% in Puerto Rico’s real gross national product. The revised forecast also considers the effect on the Puerto Rico economy of general global economic conditions, the U.S. economy, the volatility of oil prices, interest rates and the behavior of local exports, including expenditures by visitors.
The Planning Board, however, is currently working on a revised fiscal year 2010 gross national product forecast that would take into account the recently announced preliminary results for fiscal year 2009, the economic impact of a delay in the disbursement of funds from ARRA, and other economic factors that may require a downward revision of their projection. The revised projection may show a continued reduction in gross national product during fiscal year 2010. The Planning Board expects to complete and announce the revised projection during the first quarter of 2010.
Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability of the price of oil imports, the exchange value of the United States dollar, the level of interest rates, the effectiveness of changes to local tax incentive legislation, and the continuing economic uncertainty generated by the Puerto Rico government’s fiscal condition described below.
Fiscal Condition. Puerto Rico is experiencing a fiscal crisis as a result of the structural imbalance between recurring government revenues and expenses. The structural imbalance was exacerbated during fiscal years 2008 and 2009, with recurring government expenses significantly higher than recurring revenues, which have declined as a result of the multi-year economic contraction mentioned above. In order to bridge the deficit resulting from the structural imbalance, the Puerto Rico government has used non-recurring solutions, such as borrowing from GDB or in the bond market, and postponing the payment of various government expenses, such as payments to suppliers and utilities providers. The structural deficit for fiscal year 2009 was estimated to be $3.2 billion.
Rating Downgrades. The continued fiscal imbalance led to successive downgrades in the Commonwealth of Puerto Rico’s general obligation debt ratings, from “Baa1” by Moody’s and “A-” by S&P in fiscal year 2004 to “Baa3” by Moody’s and “BBB-” by S&P currently. Each of the rating agencies has a stable outlook on the Commonwealth’s general obligation debt.
Fiscal Stabilization Plan. The new Puerto Rico government administration, which commenced on January 2, 2009 and controls the Executive and Legislative branches of government, has developed and commenced implementing a multi-year Fiscal Stabilization and Economic Reconstruction Plan designed to achieve fiscal balance and restore economic growth. The fiscal stabilization plan seeks to achieve budgetary balance on or before fiscal year 2013, while addressing expected fiscal deficits in the intervening years through the implementation of a number of initiatives, including the following: (i) a $2.0 billion operating expense reduction plan during fiscal year 2010, through government reorganization and reduction of operating expenses, including payroll as the main component of government expenditures; (ii) a combination of temporary and permanent tax increases, coupled with additional tax enforcement measures; and (iii) a bond issuance program through COFINA. Before the temporary measures expire in 2013, the administration intends to design and adopt a comprehensive reform of the tax system and a long-term economic development plan to complement the economic reconstruction and supplemental stimulus initiatives described below.
The proceeds expected to be obtained from COFINA bond issuance program will be used to repay existing government debt (including debts with GDB), finance operating expenses of the Commonwealth for fiscal years 2009 through 2011 (and for fiscal year 2012, to the extent included in the government’s annual budget for such fiscal year), including costs related to the implementation of a workforce reduction plan, the funding of an economic stimulus plan, as described below, and for other purposes to address the fiscal imbalance while the fiscal stabilization plan is being implemented. The fiscal stabilization plan seeks to safeguard the investment grade ratings of the Commonwealth’s general obligation debt and lay the foundation for sustainable economic growth. Legislation was enacted during 2009 authorizing the implementation of all the measures in the fiscal stabilization plan.
Economic Reconstruction Plan. The current Puerto Rico government administration has also developed and commenced implementing a short-term economic reconstruction plan. The cornerstone of this plan is the implementation of U.S. federal and local economic stimuli. Puerto Rico will benefit from the ARRA enacted by the U.S. government to provide a stimulus to the U.S. economy in the wake of the global economic downturn. Puerto

Rico expects to receive approximately $6.0 billion from ARRA during the current fiscal year and the next fiscal year, which includes tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, among other measures. The administration will seek to complement the U.S. federal stimulus with additional short- and medium term supplemental stimulus measures seeking to address specific local challenges and providing investment in strategic areas. These measures include a local $500.0 million economic stimulus plan to supplement the federal plan. The local stimulus is composed of three main elements: (i) capital improvements; (ii) stimulus for small- and medium-sized businesses, and (iii) consumer relief in the form of direct payments to retirees, mortgage-debt restructuring for consumers that face risk of default, and consumer stimulus for the purchase of housing. In addition, to further stimulate economic development and cope with the fiscal crisis, the administration established a legal framework via legislation approved in June 2009 to authorize and promote the use of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets.
The new administration is also developing a comprehensive long-term economic development plan aimed at improving Puerto Rico’s overall competitiveness and business environment and increasing private-sector participation in the Puerto Rico economy. As part of this plan, the administration will emphasize (i) the simplification and shortening of the permitting and licensing process; (ii) the strengthening of the labor market by encouraging greater labor-force participation and bringing out-of date labor laws and regulations in line with U.S. and international standards and (iii) the adoption of a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fossil fuels, particularly oil, through the promotion of diverse, renewable-energy technologies. One of these goals was accomplished on December 1, 2009, when the Puerto Rico Governor signed Act. No. 161, which overhauls the existing permitting and licensing process in Puerto Rico in order to provide for a leaner and more efficient process that is expected to foster economic development.
The Company cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Company’s financial condition and results of operations.
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
MISCELLANEOUS
Changes in Accounting Standards Adopted in the 2009 Financial Statements
Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. In August 2009, the FASB issued Update No. 2009-05 as an amendment to ASC 820-10, Fair Value Measurements and Disclosures-Overall to provide guidance on the fair value measurement of liabilities. The amendments in this Update apply to all entities that measure liabilities at fair value within the scope of ASC 820. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of ASC 820. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements.
The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. This Update was adopted by the Company with no significant impact on financial statements.
ASC 105, Generally Accepted Accounting Principles (previously, SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 (“SFAS No. 168”)). ASC 105 (SFAS No. 168) establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. Following ASC 105-10-65 (SFAS No. 168), the FASB will not issue new standards in the form of Statements, FSP, or EITF. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (i) update the Codification; (ii) provide background information about the guidance; and (iii) provide the bases for conclusions on the change(s) in the Codification. The adoption of ASC 105 and the Codification did not have a material impact on the Company’s consolidated financial statements, but changed the referencing system for accounting standards from the legacy GAAP citations to codification topic numbers.
ASC 855, Subsequent Events (previously, SFAS No. 165, Subsequent Events (“SFAS No. 165”)). In May 2009, the FASB issued ASC 855 (SFAS No. 165), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This Statement shall be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. An entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such events, paragraph 855-10-50, establishes that an entity shall disclose the following: i) the nature of the event and ii) an estimate of its financial effect, or a statement that such an estimate cannot be made. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

CEO and CFO Certifications
Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
In addition, in 2009 Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, at a reasonable level of assurance, are effective as of December 31, 2009.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes controls over the preparation of financial statements to comply with the reporting requirements of Section 112 of FDICIA.

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
As a result of its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is hereby incorporated by reference to the sections titled “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2009 fiscal year.
Item 11. Executive Compensation.
The information required by this Item 11 is hereby incorporated by reference to the sections titled “2009 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” (including “Compensation Committee Report,” and the various compensation tables), “Equity Compensation Plan Information”, and “Potential Payments upon Termination or Change in Control” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2009 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is hereby incorporated by reference to the section titled “Security Ownership of Management, Directors and Principal Holders” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2009 fiscal year.
Item 13. Certain Relationships and Related Transactions.
The information required by this Item 13 is hereby incorporated by reference to the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2009 fiscal year.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is hereby incorporated by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2009 fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	List of documents filed as part of this report.
(1)	Financial Statements.
The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated February 24, 2010, are included herein beginning on page F-1:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009, 2008 and 2007

•	Notes to consolidated financial statements
(2)	Financial Statement Schedules.
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

Exhibit
Number	Description

3.1	Certificate of Incorporation of Doral Financial, as currently in effect, which incorporates the certificates of designation of Doral Financial’s following series of outstanding serial preferred stock: (i) 7% Noncumulative Monthly Income Preferred Stock, Series A; (ii) 8.35% Noncumulative Monthly Income Preferred Stock, Series B; (iii) 7.25% Noncumulative Monthly Income Preferred Stock, Series C; and (iv) 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.1(j) of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008.)

3.2	Bylaws of Doral Financial Corporation, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007.)

4.1	Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008.)

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999.)

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999.)

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999.)

Exhibit
Number	Description

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999.)

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4 (A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998.)

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

10.1	Order to Cease and Desist issued to Doral Financial by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to Exhibit 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 17, 2006.)

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to Exhibit 10.1 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commissioner on April 30, 2007.)

10.3	Order to Cease and Desist issued to Doral Bank PR by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008.)

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to Exhibit 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

Exhibit
Number	Description

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial and Glen Wakeman. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006.)

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.7	Employment Agreement, dated as of September 25, 2006, between Doral Financial Corporation and Marangal I. Domingo. (Incorporated herein by reference to Exhibit 10.3 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.8	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to Exhibit 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.9	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski. (Incorporated herein by reference to Exhibit 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008.)

10.10	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton. (Incorporated herein by reference to Exhibit 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008.)

10.11	Securityholders and Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holdings Delaware, LLC (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007.)

10.12	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007.)

10.13	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008.)

10.14	Employment Agreement, dated as of March 24, 2009, between Doral Financial Corporation and Robert E. Wahlman. (Incorporated herein by reference to Exhibit 99.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009.)

10.15	Summary of Doral Financial Corporation 2007 Key Employee Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Doral Financial’s Registration Statement on Form S-4 filed with the Commission on September 29, 2009, as amended.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	List of Doral Financial’s Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL FINANCIAL CORPORATION
By:	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer

Date: February 25, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman	Chief Executive Officer	February 25, 2010
Glen R. Wakeman

/s/ Robert E. Wahlman	Executive Vice President and Chief Financial Officer	February 25, 2010
Robert E. Wahlman

/s/ Frank Baier	Director	February 25, 2010
Frank Baier

/s/ Dennis G. Buchert	Director	February 25, 2010
Dennis G. Buchert

/s/ James E. Gilleran	Director	February 25, 2010
James E. Gilleran

/s/ Douglas L. Jacobs	Director	February 25, 2010
Douglas L. Jacobs

/s/ David E. King	Director	February 25, 2010
David E. King

/s/ Mark Kleinman	Director	February 25, 2010
Mark Kleinman

/s/ Howard M. Levkowitz	Director	February 25, 2010
Howard M. Levkowitz

/s/ Raymond J. Quinlan	Director	February 25, 2010
Raymond J. Quinlan

/s/ Gerard L. Smith	Director	February 25, 2010
Gerard L. Smith

/s/ Laura G. Vázquez	Chief Accounting Officer	February 25, 2010
Laura G. Vázquez

Doral Financial Corporation Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Doral Financial Corporation:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
February 25, 2010
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2010
Stamp 2389656 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except per share information)	2009	2008
ASSETS
Cash and due from banks	$725,277	$185,817
Other interest-earning assets	95,000	1,700
Securities held for trading, at fair value (includes $0 and $198,680 pledged as collateral at December 31, 2009 and 2008, respectively, that may be repledged)	47,726	251,877
Securities available for sale, at fair value (includes $1,402,906 and $1,067,097 pledged as collateral at December 31, 2009 and 2008, respectively, that may be repledged)	2,789,177	3,429,151
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	126,285	117,938

Total investment securities	2,963,188	3,798,966

Loans:
Loans held for sale, at lower of cost or market	320,930	386,610
Loans receivable	5,516,891	5,253,910
Less: Unearned interest	(1,083)	(2,197)
Less: Allowance for loan and lease losses	(140,774)	(132,020)

Total net loans receivable	5,375,034	5,119,693

Total loans, net	5,695,964	5,506,303

Accounts receivable	60,478	55,197
Mortgage-servicing advances	19,592	18,309
Accrued interest receivable	41,866	42,934
Servicing assets, net	118,493	114,396
Premises and equipment, net	101,437	104,733
Real estate held for sale, net	94,219	61,340
Deferred tax asset	131,201	120,827
Other assets	185,237	128,345

Total assets	$10,231,952	$10,138,867

LIABILITIES
Deposits:
Non-interest-bearing deposits	$353,516	$235,983
Interest-bearing deposits	4,289,505	4,166,789

Total deposits	4,643,021	4,402,772
Securities sold under agreements to repurchase	2,145,262	1,907,447
Advances from FHLB	1,606,920	1,623,400
Other short-term borrowings	110,000	351,600
Loans payable	337,036	366,776
Notes payable	270,838	276,868
Accrued expenses and other liabilities	243,831	304,833

Total liabilities	9,356,908	9,233,696

Commitments and contingencies (Please refer to Notes 34 and 35)
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 7,500,850 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2009 (9,015,000 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2008):

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	$197,388	$228,250
Perpetual cumulative convertible preferred stock	218,040	345,000
Common stock, $0.01 par value; 97,500,000 shares authorized; 62,064,304 shares issued and outstanding at December 31, 2009 (53,810,110 shares issued and outstanding at December 31, 2008)	621	538
Additional paid-in capital	1,010,661	849,172
Legal surplus	23,596	23,596
Accumulated deficit	(463,781)	(418,168)
Accumulated other comprehensive loss, net of income tax benefit of $18,328 and $19,329 in 2009 and 2008, respectively	(111,481)	(123,217)

Total stockholders’ equity	875,044	905,171

Total liabilities and stockholders’ equity	$10,231,952	$10,138,867

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(Dollars in thousands, except per share information)	2009	2008	2007
Interest income:
Loans	$321,384	$342,631	$353,202
Mortgage-backed securities (“MBS”)	114,032	111,940	69,914
Interest-only strips (“IOs”)	6,142	7,162	5,981
Investment securities	10,234	47,602	97,598
Other interest-earning assets	6,473	15,339	52,265

Total interest income	458,265	524,674	578,960

Interest expense:
Deposits	125,133	156,730	171,232
Securities sold under agreements to repurchase	70,712	80,527	124,983
Advances from FHLB	62,948	69,643	55,636
Other short-term borrowings	1,212	233	—
Loans payable	9,881	18,865	28,834
Notes payable	20,752	21,195	43,934

Total interest expense	290,638	347,193	424,619

Net interest income	167,627	177,481	154,341
Provision for loan and lease losses	53,663	48,856	78,214

Net interest income after provision for loan and lease losses	113,964	128,625	76,127

Non-interest income :
Total other-than-temporary impairment (“OTTI”) losses	(105,377)	(920)	—
Portion of loss recognized in other comprehensive income (before taxes)	77,800	—	—

Net credit related OTTI losses	(27,577)	(920)	—

Net gain on mortgage loan sales and fees	9,746	13,112	2,223
Net (loss) gain on trading activities	(3,375)	29,981	(27,725)
Net gain (loss) on investment securities	34,916	(3,979)	(97,480)
Net loss on extinguishment of liabilities	—	—	(14,806)
Servicing income (loss) (net of mark-to-market adjustment)	29,337	(7,700)	20,687
Commissions, fees and other income	44,154	49,035	32,183
Net premium on deposits sold	—	—	9,521

Total non-interest income (loss)	87,201	79,529	(75,397)

Non-interest expenses:
Compensation and benefits	68,724	70,562	118,709
Taxes, other than payroll and income taxes	10,051	9,880	11,312
Advertising	6,633	8,519	11,378
Professional services	31,582	24,156	55,617
Communication expenses	16,661	17,672	14,776
EDP expenses	13,727	11,146	8,630
Occupancy expenses	15,232	18,341	18,295
Office expenses	5,303	6,099	5,915
Depreciation and amortization	12,811	16,013	17,586
FDIC insurance expense	18,238	4,654	3,380
Other real estate owned (“OREO”) losses (benefits) and other related expenses	14,542	842	(837)
Other	30,282	52,528	38,731

Total non-interest expenses	243,786	240,412	303,492

Loss before income taxes	(42,621)	(32,258)	(302,762)
Income tax (benefit) expense	(21,477)	286,001	(131,854)

Net loss	$(21,144)	$(318,259)	$(170,908)

Net loss attributable to common shareholders	$(45,613)	$(351,558)	$(204,207)

Net loss per common share(1) (2)	$(0.81)	$(6.53)	$(7.45)

(1)	For the years ended December 31, 2009, 2008 and 2007, net loss per common share represents the basic and diluted loss per common share, respectively, for each of the periods presented. Please refer to Note 39 for additional information regarding net loss attributable to common shareholders.

(2)	For the year ended December 31, 2009, net loss per common share includes $8.6 million from the accounting effects of the conversions of the Company’s preferred stock. Please refer to Note 39 for additional information.
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
(In thousands)	2009	2008	2007
Preferred stock
Balance at beginning of period	$573,250	$573,250	$573,250
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	(30,862)	—	—
Cumulative convertible	(126,960)	—	—

Balance at end of period	415,428	573,250	573,250

Common stock:
Balance at beginning of period	538	538	107,948
Change in par value $1 to $0.01	—	—	(106,869)
Issuance of common stock	—	—	9,683
Shares reduced as a result of 1-for-20 reverse stock split	—	—	(10,224)
Common Stock issued/converted:
Noncumulative nonconvertible	14	—	—
Cumulative convertible	69	—	—

Balance at end of period	621	538	538

Additional paid-in capital:
Balance at beginning of period	849,172	849,081	166,495
Change in par value $1 to $0.01	—	—	106,869
Issuance of common stock	—	—	600,317
Cost of issuance of common stock	—	—	(39,307)
Shares converted as a result of 1-for-20 reverse stock split	—	—	10,224
Stock-based compensation recognized	94	91	685
Stock-based compensation reversed due to pre-vesting forfeitures	—	—	(25)
Stock-based compensation recognized on termination of option plan	—	—	3,823
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	5,697	—	—
Cumulative convertible	155,698	—	—

Balance at end of period	1,010,661	849,172	849,081

Legal surplus	23,596	23,596	23,596

(Accumulated deficit) retained earnings:
Balance at beginning of period	(418,168)	(66,610)	139,051
Net loss	(21,144)	(318,259)	(170,908)
Cash dividends accrued (declared — 2008 and 2007) on preferred stock	(15,841)	(33,299)	(33,299)
Cumulative effect of accounting change (adoption of ASC 860-50, previously SFAS No. 156)	—	—	926
Cumulative effect of accounting change (adoption of ASC 740, previously FIN 48)	—	—	(2,380)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	23,917	—	—
Cumulative convertible	(32,545)	—	—

Balance at end of period	(463,781)	(418,168)	(66,610)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(123,217)	(33,148)	(106,936)
Other comprehensive income (loss), net of deferred tax	11,736	(90,069)	73,788

Balance at end of period	(111,481)	(123,217)	(33,148)

Total stockholders’ equity	$875,044	$905,171	$1,346,707

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
In thousands)	2009	2008	2007

Net loss	$(21,144)	$(318,259)	$(170,908)

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities arising during the period	104,851	(78,504)	(47,492)
Non-credit portion of OTTI losses	(77,800)	—	—
Amortization of unrealized loss on securities reclassified to held to maturity	—	—	40
Reclassification of realized (gains) losses included in net loss	(20,377)	(11,704)	116,866

Other comprehensive income (loss) on investment securities, before tax	6,674	(90,208)	69,414
Income tax (expense) benefit related to investment securities	(1,001)	13,254	4,946

Other comprehensive income (loss) on investment securities, net of tax	5,673	(76,954)	74,360
Other comprehensive income (loss) on cash flow hedges(1)	6,063	(13,115)	(572)

Other comprehensive income (loss)	11,736	(90,069)	73,788

Comprehensive loss	$(9,408)	$(408,328)	$(97,120)

Accumulated other comprehensive loss, net of tax
Other comprehensive loss on investment securities	$(37,726)	$(109,530)	$(32,576)
Other comprehensive loss on OTTI losses on investment securities	(66,131)	—	—

Total other comprehensive loss on investment securities	(103,857)	(109,530)	(32,576)
Other comprehensive loss on cash flow hedge(1)	(7,624)	(13,687)	(572)

Total accumulated other comprehensive loss, net of tax	$(111,481)	$(123,217)	$(33,148)

(1)	For the year ended December 31, 2009, other comprehensive loss on cash flow hedge includes $3.0 million related to a deferred tax asset valuation allowance.
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2009	2008	2007

Cash flows from operating activities:
Net loss	$(21,144)	$(318,259)	$(170,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	94	91	4,483
Depreciation and amortization	12,811	16,013	17,586
Mark-to-market adjustment of servicing assets	3,131	42,642	20,800
Deferred income tax (benefit) expense	(10,029)	281,761	(135,790)
Provision for loan and lease losses	53,663	48,856	78,214
Provision for claims receivable(1)	—	21,600	—
Net premium on deposits sold	—	—	(9,521)
Net loss on sale of premises and equipment	16	—	—
Net gain on assets to be disposed of by sale	—	(979)	(501)
Amortization of premium and accretion of discount on loans, investment securities and debt	7,920	(19,555)	(12,567)
Unrealized loss on loans held for sale	—	—	2,068
Origination and purchases of loans held for sale	(459,844)	(445,066)	(687,051)
Principal repayment and sales of loans held for sale	416,197	220,247	610,029
(Gain) loss on securities	(41,296)	(9,352)	104,073
Net OTTI losses	27,577	920	—
Unrealized loss (gain) on trading securities	16,108	(14,944)	8,557
Purchases of securities held for trading	(200,042)	(717,980)	(153,539)
Principal repayment and sales of securities held for trading	816,803	1,075,622	262,607
Amortization and net (gain) loss in the fair value of IOs	6,456	(251)	(2,002)
Unrealized loss on derivative instruments	648	1,519	29,916
Decrease (increase) in derivative instruments	247	(143)	(3,158)
Increase in accounts receivable	(5,281)	7,955	(558)
(Increase) decrease in mortgage servicing advances	(1,283)	2,312	3,276
Decrease (increase) in accrued interest receivable	1,068	(3,722)	19,856
Increase in other assets	(139,931)	(26,521)	(52,943)
Decrease in accrued expenses and other liabilities	(218,445)	(68,521)	(98,740)

Total adjustments	286,588	412,504	5,095

Net cash provided by (used in) operating activities	265,444	94,245	(165,813)

Cash flows from investing activities:
Purchases of securities available for sale	(2,486,297)	(2,923,708)	(535,377)
Principal repayments and sales of securities available for sale	3,132,457	856,844	2,741,110
Principal repayment and maturities of securities held to maturity	—	—	182,579
Increase in FHLB stock	(8,347)	(44,071)	(3,334)
Originations, purchases and repurchases of loans receivable	(866,626)	(946,419)	(699,289)
Principal repayment of loans receivable	304,192	574,732	77,671
Proceeds from sales of servicing assets	159	—	7,000
Purchases of premises and equipment	(9,226)	(9,240)	(8,770)
Proceeds from sale of premises and equipment	143	—	—
Proceeds from assets to be disposed of by sale	—	4,761	5,801
Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	—	—	(121,824)
Proceeds from sales of real estate held for sale	35,271	23,460	7,070

Net cash provided by (used in) investing activities	101,726	(2,463,641)	1,652,637

Cash flows from financing activities:
Increase in deposits	240,249	134,748	394,755
Increase (decrease) in securities sold under agreements to repurchase	237,815	967,112	(2,445,052)
Proceeds from advances from FHLB	507,000	2,129,400	2,690,790
Repayment of advances from FHLB	(523,480)	(1,740,000)	(2,377,000)
Proceeds from other short-term borrowings	2,996,000	1,031,600	—
Repayment of other short-term borrowings	(3,237,600)	(680,000)	—
Repayment of secured borrowings	(29,740)	(35,925)	(41,742)
Repayment of notes payable	(6,357)	(5,892)	(641,968)
Payment associated with conversion of preferred stock	(4,972)	—	—
Issuance of common stock, net	—	—	610,000
Dividends paid	(8,325)	(33,299)	(33,299)

Net cash provided by (used in) financing activities	170,590	1,767,744	(1,843,516)

Net increase (decrease) in cash and cash equivalents	537,760	(601,652)	(356,692)
Cash and cash equivalents at beginning of year	187,517	789,169	1,145,861

Cash and cash equivalents at end of year	$725,277	$187,517	$789,169

Cash and cash equivalents includes:
Cash and due from banks	$725,277	$184,302	$67,884
Other interest-earning assets	—	3,215	721,285

	$725,277	$187,517	$789,169

Supplemental schedule of non-cash activities:
Loan securitizations	$430,938	$374,248	$232,282

Loans foreclosed	$81,904	$47,853	$20,181

	Year ended December 31,
(In thousands)	2009	2008	2007
Reclassification of securities held to maturity to held for trading in connection with the sale of certain assets of Doral Bank NY	$—	$—	$91,045

Reclassification of loans receivable to loans held for sale in connection with the sale of certain assets of Doral Bank NY	$—	$—	$205,629

Reclassification of premises and equipment to assets to be disposed of by sale	$—	$—	$23,680

Reclassification of assets to be disposed of by sale to premises and equipment(2)	$—	$5,189	$—

Reclassification of securities from the held for trading portfolio to available for sale portfolio	$—	$68,250	$—

Reclassification of securities held to maturity to held for sale	$—	$—	$1,822,963

Reclassification of loans receivable to loans held for sale	$6,055	$—	$—

Reclassification of loans held for sale to loans receivable	$6,558	$48,185	$1,382,734

Remeasurement of income taxes payable upon adoption of ASC 740 (FIN 48)	$—	$—	$2,380

Remeasurement of fair value of MSRs upon adoption of ASC 860-50 (SFAS No. 156), net of tax	$—	$—	$926

Capitalization of servicing assets	$7,387	$7,387	$5,305

Supplemental Information for Cash Flows:
Cash used to pay interest	$303,460	$197,874	$440,905

Cash used to pay income taxes(3)	$5,282	$26,934	$4,653

Doral Financial’s and Doral Bank PR’s (combined “Doral”) termination of the agreements with Lehman Brothers, Inc. has led to a reduction in Doral’s total assets and liabilities (please refer to Note 16 for additional information).
The assets and liabilities values as of the termination date were as follows:

Assets:
Securities	$549,884
Accounts receivable	(21,676)
Accrued interest receivable	3,222

Total assets reduction	$531,430

Liabilities:
Securities sold under agreement to repurchase	$504,028
Accrued interest payable	5,192
Other liabilities	610

Total liabilities reduction	$509,830

Provision for claim receivable	$21,600

The Company sold certain assets and liabilities of Doral Bank NY
The assets and liabilities values as of the sale date were as follow:

Assets:
Loans	$206,074
Securities	155,264
Property, leasehold improvements and equipment	9,400
Other assets	2,321

Total assets sold	$373,059

Liabilities:
Securities sold under agreement to repurchase	$9,950
Deposits	377,491
Advances from FHLB	114,290
Other liabilities	2,673

Total liabilities sold	$504,404

Excess of liabilities over assets sold	$(131,345)

Net premium on deposits sold	$9,521

Payment in connection with the sale of certain assets and liabilities of Doral Bank NY, including cash delivered	$(121,824)

(1)	Related to Lehman Brothers, Inc. Transaction. Please refer to Note 16 for additional information.

(2)	Related to assets currently used by the Company and no longer available for sale.

(3)	For the year ended December 31, 2007, cash used to pay income taxes includes $21.7 million related to an income tax credit granted by the P.R. Government as an incentive for new and existing housing projects that was recorded as a receivable in the Company’s Statement of Financial Condition.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR DORAL FINANCIAL CORPORATION
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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
During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.
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
On December 16, 2008, Doral Investment International LLC (“Doral Investment”) was organized to become a new subsidiary of Doral Bank PR, but is not operational.
In addition to providing various loan and banking services, the Company services Federal Housing Administration (“FHA”)-insured, Veterans Administration (“VA”) -guaranteed and conventional mortgage loans pooled for the issuance of Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) MBS.
Certain amounts reflected in the 2008 and 2007 Consolidated Financial Statements have been reclassified to conform to the presentation for 2009.
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
A significant estimate that is prevalent in the Company’s financial statements is the estimation of fair value for financial instruments, including derivative instruments, required to be recorded at fair value under GAAP. The measurement of fair value is fundamental to the presentation of Doral Financial’s financial condition and results of operations and, in many instances, requires management to make complex judgments. Fair value is generally based on quoted prices, including dealer marks or direct market observations. If quoted prices or market parameters are not available, fair value is based on internal and external valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. The use of different models and assumptions could produce materially different estimates of fair value. The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are those relating to the assumptions underlying the valuation of its MSRs, IOs, investments (including OTTI), collectibility of accounts receivables, income taxes, the allowances for loan and lease losses and recourse obligations.
Fair Value Measurements
Pursuant to Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (previously Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”)), the Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of the lower-of-cost-or-market accounting or write-downs of individual assets.
Effective January 1, 2008, the Company adopted ASC 820-10 which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. This statement defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company adopted ASC 825, Financial Instruments, (previously SFAS No. 159, The Fair Value Option for Financing Assets and Financing Liabilities, (“SFAS No. 159”)), in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
Effective April 1, 2009, the Company adopted ASC 825, Financial Instruments, (previously Financial Accounting Standard Board Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”)). ASC 825 requires the Company to disclose for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not in the statement of financial position, as required by ASC 825 (previously SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”)).
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
Please refer to Note 40 for additional information.

Other Interest Earning Assets
Other interest earning assets includes money market investments, securities purchased under agreements to resell, cash pledged to counterparties, among others.
Money market investments consist of fixed-income securities whose original maturity is less than three months. These investments are carried at cost, which approximates fair value due to their short-term nature. In the case of securities purchased under agreements to resell, it is the Company’s policy to require and take possession of collateral whose fair value exceeds the balance of the related receivable. The collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. The securities underlying the agreements are not recorded in the asset accounts of the Company since the counterparties retain effective control of such securities. Also, other interest earning assets includes cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions.
Investment Securities
Investment securities transactions are recorded on the trade date basis, except for securities underlying forward purchases and sales contracts that are not exempt from the requirements of ASC 815-10, Derivatives and Hedging, (previously SFAS No. 133, Accounting for derivatives instruments and hedging activities (“SFAS No. 133”)), which are recorded on contractual settlement date. At the end of the period, unsettled purchase transactions exempt from the requirements of ASC 815-10 (SFAS No. 133) are recorded as part of the Company’s investments portfolio and as a liability, while unsettled sale transactions are deducted from the Company’s investments portfolio and recorded as an asset. Investment securities are classified as follows:
Securities Held for Trading: Securities that are bought and held principally for the purpose of selling them in the near term are classified as securities held for trading and reported at fair value generally based on quoted market prices. For securities without quoted prices, fair value represents quoted market prices for comparable instruments. In certain other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting appropriate degrees of risk. Realized and unrealized changes in market value are recorded in the securities trading activities as a part of net gain or loss on securities held for trading in the period in which the changes occur. Interest income and expense arising from trading instruments are included in the Consolidated Statements Operations as part of net interest income.
Forwards, caps and swap contracts that are not exempt from the requirements of ASC 815-10 (SFAS No. 133) are accounted for as derivative instruments. Doral Financial recognizes the creation of the derivative at the time of the execution of the contract and marks to market the contracts against current operations until settlement as part of its trading activities. The securities underlying the forward contracts are recorded at settlement at their market value and generally classified as available for sale.
Securities Held to Maturity: Securities that the Company has the ability and intent to hold until their maturities are classified as held to maturity and reported at amortized cost.
When securities are transferred from the held to maturity portfolio to the held for sale portfolio, and transfer does not qualify under the exemption provisions for the sale or transfer of held to maturity securities under ASC 320-10, Investments — Debt and Equity Securities (previously SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”)), the classification decision is deemed to have “tainted” the held to maturity category and it will not be permitted to prospectively classify any investment securities scoped under ASC 320-10 (SFAS No. 115) as held to maturity.
Securities Available for Sale: Securities not classified as either securities held to maturity or securities held for trading are classified as available for sale and reported at fair value, with unrealized non-credit related gains and losses excluded from net income (loss) and reported, net of tax, in other comprehensive income (loss), which is a separate component of stockholders’ equity. Cost of securities sold is determined on the specific identification method.

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
The Company adopted ASC 320-10-65, Investments-Debt and Equity Securities/Transition and Open Effective Date Information, (previously FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), effective April 1, 2009. ASC 320-10-65 (FSP FAS No. 115-2 and FAS No. 124-2) requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:
•	If the Company intends to sell the investment security and its fair value is less than its amortized cost.

•	If, based on available evidence, it is more likely than not that the Company will decide or be required to sell the investment security before the recovery of its amortized cost basis.

•	If the Company does not expect to recover the entire amortized cost basis of the investment security. This credit loss occurs when the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Company uses its best estimate of the present value of cash flows expected to be collected from the investment security. Cash flows expected to be collected are estimated based on a careful assessment of all available information. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.
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

It is possible that future loss assumptions could change and cause future OTTI charges in securities for which OTTI was recognized in previous periods.
Other Investment Securities: Investments in equity securities that do not have readily determinable fair values, are classified as other securities in the Consolidated Statement of Financial Condition. These securities are stated at cost. Stock that is owned by the Company to comply with regulatory requirements, such as FHLB stock, is included in this category.
Loans Held for Sale
Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported under net gain on mortgage loan sales and fees in the Consolidated Statements of Operations. Loan origination fees and direct loan origination costs related to loans held for sale are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Premiums and discounts on loans classified as held for sale are not amortized as interest income while such loans are classified as held for sale. See “Servicing Assets and Servicing Activities,” below for a description of the sales and securitization process. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans.
The Company recognizes interest income on loans on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans held for sale are placed on a non-accrual basis after they have been delinquent for more than 90 days, except the FHA loans which are placed on a non-accrual basis after they have been delinquent for more than 300 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery. Loans return to accrual status when principal and interest become current. In the case of loans under troubled debt restructuring agreements, the Company continues to place them in non-accrual status and reports them as non-performing loans until these loans haven proven repayment capacity for a sufficient amount of time.
The Company regularly reviews its loans held for sale portfolio and may transfer loans from the loans held for sale portfolio to its loan receivable portfolio. At the time of such transfers, the Company recognizes a market value adjustment charged against earnings based on the lower of aggregate cost or market value.
Loans held for sale include GNMA defaulted loans. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans and the loans are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral is deemed to have regained effective control over these loans and must be brought back onto the Company’s books as assets at fair value, regardless of whether the Company intends to exercise the buy-back option, and recognized as part of the loans held for sale. An offsetting liability is also recorded as part of “Accrued Expenses and Other Liabilities.”
If the Company exercises the buy-back options, the loans are repurchased, only the composition of the Statement of Financial Condition is affected. The loans are removed from the held for sale portfolio and are classified as part of the held for investment portfolio, and the cash and the payable previously recorded are reduced accordingly.
Loans Receivable
Loans receivable are those held principally for investment purposes. These consist of construction loans for housing development, certain residential mortgage loans, commercial real estate, commercial non-real estate, leases, land, and consumer loans which the Company does not expect to sell in the near future.
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
The Company recognizes interest income on loans receivable on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans receivable are placed on non-accrual status after they have been delinquent for more than 90 days, except for revolving lines of credit and credit cards until 180 days delinquent and FHA loans until 300 days delinquent. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery. Loans return to accrual status when principal and interest become current.
The Company also engages in the restructuring and/or modifications of the debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the ASC 310-40, Receivables- Troubled Debt Restructuring by Creditors and ASC 470-60, Debt-Troubled Debt Restructuring by Debtors, (previously SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings). Such restructures are identified as TDRs and accounted for based on the provisions of ASC 310-10-35, Receivables-Measurement of Loan Impairment, (previously SFAS No. 114, Accounting by Creditors for Impairment of a Loan).
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
Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation under the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flow discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals or is based on management’s estimates of future cash flows discounted at the contractual interest rate, or for loans probable of foreclosure, discounted at a rate reflecting the principal market participant cost of funding, required rate of return and risks associated with the cash flows forecast. Management’s strategy is to maximize proceeds from the disposition of foreclosed assets as opposed to rapid liquidation.
In assessing the reserves under the discounted cash flows methodology, the Company considers the estimate of future cash flows based on reasonable and supportable assumptions and projections. All available evidence, including estimated costs to sell, if those costs are expected to reduce the cash flow available to repay or otherwise satisfy the loan, is considered in developing those estimates. The likelihood of alternative outcomes is considered in determining the best estimate of expected future cash flows.

Doral Financial also provides an allowance for all performing loans and non-performing small-balance homogeneous loans (including residential mortgage, consumer, construction and commercial loans under $1.0 million) on an aggregated basis under the provisions of ASC 450-20-25, Contingencies-Loss Contingencies/Recognition, (previously SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”)). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates. Allowances on these loans are periodically reviewed and, when deemed necessary, adjusted to reflect changes in trends and shifts in the inherent risks within the portfolio.
Servicing Assets and Servicing Activities
The Company pools FHA-insured and VA-guaranteed mortgages for issuance of GNMA MBS. Conforming loans are pooled and issued as FNMA or FHLMC MBS as well as sold in bulk to investors with servicing retained.
Prior to adoption of ASC 860-50, Transfer and Servicing — Servicing Assets and Liabilities, (previously SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”)), the Company securitized or sold mortgage loans, and allocated the cost of the mortgage loans between the MBS or mortgage loan pool sold and the retained interests, based on their relative fair values. The reported gain is the difference between the proceeds from the sale of the security or mortgage loan pool, the cost allocated to the security or loans sold (after allocating a portion of the cost to the retained interests) and the fair value of any recourse assumed by the Company.
Mortgage servicing rights (“MSRs” or “servicing assets”) retained in a sale or securitization arises from contractual agreements between the Company and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing function typically includes: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Company to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The annual servicing fees generally fluctuate between 25 and 50 basis points. The servicing fees are credited to income on a monthly basis when collected. In addition, the Company generally receives other remuneration consisting of mortgagor-contracted fees as late charges and prepayment penalties, which are credited to income when collected.
Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike the market value of highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the servicing assets is generally determined based on an allocation of the carrying amount of the loans sold (adjusted for deferred fees and costs related to loan origination activities) and the retained interest (MSRs) based on their relative fair value.
Effective January 1, 2007, under ASC 860-50 (SFAS No. 156), Doral Financial elected to apply fair value accounting to its MSRs. The Company engages a third party specialist to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing assets trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. Also, the valuation of the Company’s MSR is impacted by changes in laws and regulations.
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
In the past, the Company sold mortgage loans and MBS subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral estimates the fair value of its recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.
Interest-Only Strips
IOs represent the present value of the estimated future cash flows retained by the Company as part of its past sale and securitization activities. The Company no longer engages in this activity and classifies its existing IOs as trading securities. In order to determine the value of its IOs, the Company uses a valuation model that calculates the present value of estimated cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. In accordance with ASC 320-10 (SFAS No. 115), changes in fair value of IOs held in the trading portfolio are recorded in earnings as incurred.
Real Estate Held for Sale
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A charge to OREO is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties are charged to expense in the period incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expense within the other expenses caption in the accompanying Consolidated Statements of Operations.
It is the policy of the Bank to sell any real property acquired through the collection of debts due within five years. During the time that the Bank holds the real property, the Bank will charge-off declines in the value of the real property based upon the current appraised value of the property.
Assets to be Disposed of by Sale
Long-term assets to be sold by the Company are classified as available for sale if the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset and transfer of the asset is probable, and transfer of the asset is expected to qualify for recognition as completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Assets classified as available for sale are recorded at lower-of-cost-or-market less selling costs. In the event the asset is not sold, it shall be registered at the lower of book value prior to reclassification to available for sale adjusted for the unrecognized depreciation and the fair value of the asset.
Premises and Equipment
Premises, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is provided on a straight-line basis. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the estimated useful lives of the assets or the terms of the leases. The lease term is defined as the contractual term plus lease renewals that are considered to be “reasonably assured.” Useful lives range from three to ten years for leasehold improvements and equipment, and thirty to forty years for retail branches and office facilities.
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
Goodwill and Other Intangible Assets
The Company accounts for goodwill and identifiable intangible assets under the provisions of ASC 350-10, Intangibles — Goodwill and Other (previously SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”)). Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In determining the fair value of a reporting unit the Company uses a discounted cash flow analysis. Goodwill impairment losses are recorded as part of operating expenses in the Consolidated Statement of Operations.
ASC 350-10 (SFAS No. 142) provides for impairment testing of goodwill following a two-step process. The first step is used to identify potential impairment and requires comparison of the estimated fair value of the reporting unit with its carrying amount including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
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
Finite lived intangibles are amortized over their estimated life, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
The Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

In accordance with ASC 860, Transfers and Servicing, (previously FASB Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), a transfer of an entire financial assets, a group of entire financial asset, or a participating interest in an entire financial asset in which Doral surrenders control over those financial assets shall be accounted for as a sale if, and only if, all of the following conditions are met:
•	The transferred financial assets have been isolated from Doral — put presumptively beyond the reach of Doral and its creditors, even in bankruptcy or other receivership.

•	Each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange the assets and provides more than a trivial benefit to Doral.

•	Doral, its consolidated affiliates included in these financial statements, or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interest related to those transferred assets. Examples of Doral’s effective control over the transferred financial assets include, but are not limited to (i) an agreement that both entitles and obligates Doral to repurchase or redeem them before their maturity, (ii) an agreement that provides Doral with both the unilateral ability to cause the holder to return specific financial assets and a more-than-trivial benefit attributable to that ability, other than through a cleanup call, or (iii) an agreement that permits the transferee to require Doral to repurchase the transferred financial assets at a price that is so favorable to the transferee that it is probable that the transferee will require Doral to repurchase them.
If a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in the transferred assets) does not meet the criteria for a sale as described above, Doral accounts for the transfer as a secured borrowing with pledge of collateral.
GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral is deemed to have regained effective control over these loans and they must be brought back onto the Company’s books as assets at fair value, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded as part of “Accrued Expenses and Other Liabilities.”
Securities Sold under Agreements to Repurchase
As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of ASC 860 (SFAS No. 166). Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities and its interest is accounted for on an accrual basis in the Consolidated Statement of Operations.
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
The Company accounts for its derivatives under the provisions of ASC 815-10 (SFAS No. 133), as amended. This statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income (loss) and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and changes in the value of the derivative instrument continue to be recognized in current period earnings, the hedged item is no longer adjusted for fair value changes, and the fair value adjustment to the hedged item, while it was designated as a hedge, continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such a time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and will be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or if it is no longer expected to occur. After a cash flow hedge is discontinued, future changes in the fair value of the derivative instrument are recognized in current period earnings. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. For freestanding derivative instruments, changes in fair values are reported in current period income.
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

Income tax benefit or expense includes: (i) deferred tax expense or benefit, which represents the net change in the deferred tax liability or asset during the year plus any change in the valuation allowance, if any, and (ii) current tax expense. Income tax expense excludes the tax effects related to adjustments recorded to accumulated other comprehensive income (loss).
Legal Surplus
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of Doral Bank PR’s net income for the year be transferred to a legal surplus account until such surplus equals its paid-in capital. The surplus account is not available for payment of dividends.
Statements of Cash Flows
Cash and cash equivalents include cash and due from banks, money market instruments, which include securities purchased under agreements to resell, time deposits and other short-term investments with maturities of three months or less when purchased, and other interest earning assets. The statement of cash flows excludes restricted cash accounted as other interest earning assets.
Earnings (Losses) per Share
Basic net income (loss) per share is determined by dividing net income, after deducting any dividends accrued on preferred stock (whether paid or not) and any inducement charges on preferred stock conversions, by the weighted-average number of common shares outstanding during the period.
Diluted net income (loss) per share is computed based on the assumption that all of the shares of convertible instruments will be converted into common stock, if dilutive, and considers the dilutive effect of stock options using the treasury stock method.
During 2009, the Company made offers to holders of cumulative and non-cumulative preferred stocks to exchange for the Company’s common stock. The accounting treatment for cumulative and non-cumulative preferred stock is different. The exchange to holders of shares of non-cumulative preferred stock for shares of common stock and a payment of a cash premium result in the extinguishment and retirement of such shares of non-cumulative preferred stock and the issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired is reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock issued. Upon the cancellation of such shares of non-cumulative preferred stock acquired by the Company, the difference between the carrying (liquidation) value of shares of non-cumulative preferred stock retired and the fair value of the exchange offer consideration exchanged (cash plus fair value of common stock) is treated as an increase to retained earnings and income available to common shareholders, for earnings per share purposes.
The exchange to holders of cumulative preferred stock for common stock and a cash premium is accounted for as an induced conversion. Common stock and additional paid-in-capital is increased by the carrying (liquidation) value of the amount of convertible preferred stock exchanged. The fair value of common stock issued and the cash premium in excess of the fair value of securities issuable pursuant to the original exchange terms is treated as a reduction to retained earnings and net income available to common shareholders for earnings per share purposes.
Stock Option Plan
Effective January 1, 2006, Doral Financial adopted ASC 718-10, Compensation — Stock Compensation, (previously SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”)), without a material effect on the Consolidated Financial Statements of the Company. Since 2003, the Company has expensed the fair value of stock options granted to employees using the “modified prospective” method. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. When unvested options are forfeited, any compensation expense previously recognized on such options is reversed in the period of the forfeiture.
ASC 718-10 (SFAS No. 123(R)) requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense includes adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate.
For additional information regarding the Company’s stock options please refer to Note 38.
Comprehensive Income (loss)
Comprehensive income (loss) includes net income and other transactions, except those with stockholders, which are recorded directly in equity. In the Company’s case, in addition to net income (loss), other comprehensive income (loss) results from the changes in the unrealized gains and losses on securities that are classified as available for sale and unrealized gains and losses on derivatives classified as cash flow hedges.
Segment Information
The Company reports financial and descriptive information about its reportable segments. Please refer to Note 42 for additional information. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.
The Company’s segment information is organized by legal entity and aggregated by line of business consistent with the Company’s business model. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Doral’s management made this determination based on operating decisions particular to each line of business.
Reclassifications
Certain amounts reflected in the 2008 and 2007 Consolidated Financial Statements have been reclassified to conform to the presentation for 2009.
3. Recent Accounting Pronouncements
Accounting Standard Update (“ASU”) No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. In October 2009, the FASB issued ASU No. 2009-15 as an amendment to the ASC 470-20, Debt with Conversion and Other Options, to address the accounting for own-share lending arrangements entered in contemplation of a convertible debt issuance or other financing. ASC 470-20-25-20A establishes that at the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing shall be measured at fair value (in accordance with ASC 820) and recognized as an issuance cost, with an offset to additional paid-in capital in the financial statements of the entity. ASC 470-20-35-11A establishes that if it becomes probable that the counterparty to a share-lending arrangement will default, the issuer of the share-lending arrangement shall recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. The issuer of the share-lending arrangement shall remeasure the fair value of the unreturned shares each reporting period through earnings until the arrangement consideration payable by the counterparty becomes fixed. Subsequent changes in the amount of the probable recoveries should also be recognized in earnings. ASC 470-20-45-2A establishes that loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. ASC 470-20-50-2A adds new disclosures that must be made in any period in which a share-lending arrangement is outstanding as follows: (i) description of any outstanding share-lending arrangements, (ii) number of shares, term, circumstances under which cash settlement would be required, (iii) any requirements for the counterparty to provide collateral, (iv) entity’s reason for entering into the share-lending arrangement, (v) fair value of the issuance cost associated with the arrangement, (vi) treatment for the purpose of calculating earnings per share, (vii) unamortized amount of the issuance cost associated with the arrangement, (viii) classification of the issuance cost associated with the arrangement, (ix) amount of interest cost recognized relating to the amortization and (x) any amounts of dividends paid related to the loaned shares that will not be reimbursed.
This ASU shall be effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. Management does not expect any effect on the financial statements as a result of this update.
Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (ASC 820) Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In September 2009, the FASB issued ASU No. 2009-12 as an amendment to the subtopic 820-10, Fair Value Measurements and Disclosures-Overall, to provide guidance on the fair value measurements in certain entities that calculate net asset value per share (or its equivalent). The amendments in this ASU permit a reporting entity to measure the fair value of an investment that is within its scope on the basis of the net asset value per share of the investment (or its equivalent) if it is calculated in a manner consistent with the measurement principles of ASC 946. It also requires disclosures by major category of investment about the attributes of investments such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph ASC 320-10-50-1B, Investment, Debt and Equity Securities-Overall-Disclosure.
The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. Management does not expect any effect on the financial statements as a result of this update.
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
ASC 860, Transfer and Servicing, (previously SFAS No. 166, Accounting for Transfer of Financial Assets- an amendment of FASB No. 140 (“SFAS No. 166”)). In June 2009, the FASB issued ASC 860 (SFAS No.166) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 (SFAS No. 166) i) removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 (FIN 46(R)), to variable interest entities that are qualifying special-purpose entities; ii) modifies the financial-components approach and limits the circumstances in which a transferor derecognizes a portion or component of a financial asset when the transferor has not transferred the original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the financial asset; iii) establishes the following conditions for reporting a transfer of a portion of a financial asset as a sale: (a) the transferred portion and any portion that continues to be held by the transferor must be a participating interest and (b) the transfer of the participating interest must meet the conditions for surrender of control. If the transfer does not meet these conditions, sale accounting can be achieved only by transferring an entire financial asset or group of entire financial assets in a transaction that meets the sale accounting conditions; iv) defines a participating interest as a portion of a financial asset that conveys proportionate ownership rights with equal priority to each participating interest holder, involves no recourse to any participating interest holder and does not entitle any participating interest holder to receive cash before any other participating interest holder; v) clarifies that an entity must consider all arrangements made contemporaneously with a transfer even if not entered into at the time of the transfer; vi) clarifies the isolation analysis to ensure that the financial asset has been put beyond the reach of the transferor; vii) requires that a transferor, in a transfer to an entity whose sole purpose is to engage in securitization, determine whether each third-party holder of a beneficial interest has the right to pledge or exchange its beneficial interest; viii) clarifies the principle that the transferor must evaluate whether it or its agents effectively control the transferred financial asset directly or indirectly; ix) requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of an entire financial asset or a group of financial assets accounted for as a sale; x) removes the special provisions as presented in previous SFAS No. 140 and ASC 948-310, Financial Services-Mortgage Banking/Receivables, (previously SFAS No. 65, Accounting for Certain Mortgage Banking Activities), for guaranteed mortgage securitizations to require them to be treated the same as any other transfer of financial assets within the scope of ASC 860 (SFAS No. 166); xi) removes the fair value practicability exception from measuring the proceeds received by a transferor in a transfer that meets the conditions for sale accounting at fair value; and xii) requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales.
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
Changes in Accounting Standards Adopted in the 2009 Financial Statements
Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. In August 2009, the FASB issued Update No. 2009-05 as an amendment to ASC 820-10, Fair Value Measurements and Disclosures-Overall to provide guidance on the fair value measurement of liabilities. The amendments in this Update apply to all entities that measure liabilities at fair value within the scope of ASC 820. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of ASC 820. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements.
The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. This Update was adopted by the Company with no significant impact on financial statements.
ASC 105, Generally Accepted Accounting Principles (previously, SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 (“SFAS No. 168”)). ASC 105 (SFAS No. 168) establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. Following ASC 105-10-65 (SFAS No. 168), the FASB will not issue new standards in the form of Statements, FSP, or EITF. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (i) update the Codification; (ii) provide background information about the guidance; and (iii) provide the bases for conclusions on the change(s) in the Codification. The adoption of ASC 105 and the Codification did not have a material impact on the Company’s consolidated financial statements, but changed the referencing system for accounting standards from the legacy GAAP citations to codification topic numbers.
ASC 855, Subsequent Events (previously, SFAS No. 165, Subsequent Events (“SFAS No. 165”)). In May 2009, the FASB issued ASC 855 (SFAS No. 165), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This Statement shall be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. An entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such events, paragraph 855-10-50, establishes that an entity shall disclose the following: i) the nature of the event and ii) an estimate of its financial effect, or a statement that such an estimate cannot be made. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
4. Regulatory Requirements
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
Banking Charters
Doral Bank PR is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico regulated by the Office of the Commissioner of Financial Institutions (the “Office of the Commissioner”), pursuant to the Puerto Rico Banking Act of 1933, as amended, and subject to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). Its deposits are insured by the FDIC.
Doral Bank NY is a federally chartered savings bank regulated by the Office of Thrift Supervision (“OTS”). Its deposit accounts are also insured by the FDIC.

Regulatory Capital Requirements
The Company’s banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory actions against Doral Financial’s banking subsidiaries, as well as additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items. The Company’s and its banking subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures, established by regulation to ensure capital adequacy, require the Company’s banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).
As of December 31, 2009, Doral Bank PR and Doral Bank NY exceeded the standards for well-capitalized banks as set forth in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. The standards for a well capitalized institution prescribed by the FDIC’s regulations are, a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and the institution must not be subject to any written agreement or directive to meet a specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on the Company.
On March 16, 2006, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into a consent order with the Federal Reserve. Pursuant to the requirements of the existing cease and desist order, the Company submitted a capital plan to the Federal Reserve in which it has agreed to maintain minimum leverage ratios of at least 5.5% and 6.0% for Doral Financial and Doral Bank PR, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting.
As of December 31, 2009, Doral Bank PR exceeded the “well-capitalized” standard under the regulatory framework for prompt corrective action. To exceed the “well-capitalized” standard, Doral Bank PR must maintain Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.
Doral Bank NY is subject to substantially the same regulatory capital requirements of Doral Bank PR as set forth above. As of December 31, 2009, Doral Bank NY was in compliance with the capital standards for a “well-capitalized” institution.
On March 19, 2009, the Board of Directors of Doral Financial approved a capital infusion of up to $75.0 million to Doral Bank PR, of which $19.8 million was made during the first quarter of 2009. On November 20, 2009, the Board of Directors approved an additional capital contribution of up to $100.0 million to Doral Bank PR, which was made during November and December 2009.
Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s actual capital amounts and ratios are presented in the following table. Approximately $124.1 million (2008 — $221.8 million), $24.1 million (2008 — $20.1 million), and $1.9 million (2008 — $0.4 million) representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral Financial, Doral Bank PR and Doral Bank NY, respectively.

					The well capitalized
					standard under
			For capital adequacy		prompt corrective
	Actual		purposes		action provisions
(Dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
As of December 31, 2009:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$941,333	15.1	$499,294	≥8.0	N/A	N/A
Doral Bank PR	$749,192	15.3	$391,985	≥8.0	$489,982	≥10.0
Doral Bank NY	$14,261	16.6	$6,870	≥8.0	$8,587	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$862,427	13.8	$249,647	≥4.0	N/A	N/A
Doral Bank PR	$687,075	14.0	$195,993	≥4.0	$293,989	≥6.0
Doral Bank NY	$13,865	16.2	$3,435	≥4.0	$5,152	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$862,427	8.4	$409,336	≥4.0	N/A	N/A
Doral Bank PR	$687,075	7.4	$373,234	≥4.0	$466,542	≥5.0
Doral Bank NY	$13,865	13.0	$4,262	≥4.0	$5,327	≥5.0
As of December 31, 2008:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$997,664	17.1	$467,518	≥8.0	N/A	N/A
Doral Bank PR	$661,614	15.5	$341,128	≥8.0	$426,410	≥10.0
Doral Bank NY	$15,474	19.1	$6,496	≥8.0	$8,120	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$806,573	13.8	$233,759	≥4.0	N/A	N/A
Doral Bank PR	$607,494	14.3	$170,564	≥4.0	$255,846	≥6.0
Doral Bank—NY	$15,053	18.5	$3,248	≥4.0	$4,872	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$806,573	7.6	$424,891	≥4.0	N/A	N/A
Doral Bank PR	$607,494	6.4	$378,651	≥4.0	$473,314	≥5.0
Doral Bank—NY	$15,053	15.0	$4,015	≥4.0	$5,018	≥5.0

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR, and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
Housing and Urban Development Requirements
The Company’s mortgage operation is a U.S. Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranges up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio. Non-compliance with these requirements could derive in actions from regulatory agencies such as monetary penalties, the suspension of the license to originate loans, among others.
As of December 31, 2009 and 2008, Doral Mortgage maintained $24.4 million and $22.2 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.
Registered Broker-Dealer Requirements
During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with FINRA. As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.

5. Cash and Due from Banks
At December 31, 2009 and 2008, the Company’s cash amounted to $725.3 million and $185.8 million, respectively.
In October 2008, the Federal Reserve Bank announced that it would pay interest on required reserve balances and excess balances beginning with the reserve balance maintenance period that started on October 9, 2008. As of December 31, 2009 and 2008, the Company maintained as interest-earning $658.8 million and $126.2 million, respectively, with the Federal Reserve. Also, the Company maintained at December 31, 2009 and 2008, $26.9 million and $16.4 million, respectively, as interest-earning with the Federal Home Loan Bank.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve or other banks. Those required average reserve balances were $153.8 million and $132.6 million as of December 31, 2009 and 2008, respectively.
6. Other Interest-Earning Assets
At December 31, 2009 and 2008, the Company’s other interest-earning assets amounted to $95.0 million and $1.7 million, respectively. Other interest earning assets includes money market investments, securities purchased under agreements to resell, cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions, among others.
As of December 31, 2009, other interest-earning assets amounted to $95.0 million were pledged with a counterparty to back the Company’s securities sold under agreements to repurchase, and was considered as restricted cash.
7. Securities Held for Trading
Securities held for trading consisted of:

	December 31,
(In thousands)	2009	2008
Mortgage-Backed Securities	$893	$731
Variable Rate IOs	45,342	51,709
Fixed Rate IOs	381	470
U.S. Treasury Notes	—	198,680
Derivatives(1)	1,110	287

Total	$47,726	$251,877

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $480.0 million and $305.0 million as of December 31, 2009 and 2008, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of December 31, 2009 and 2008, weighted-average yield on securities held for trading, including IOs, was 12.02% and 5.87% respectively.
Set forth below is a summary of the components of net (loss) gain on trading activities:

	Year ended December 31,
(In thousands)	2009	2008	2007
Net gain (loss) on securities held for trading	$4,117	$724	$(33,674)
Net (loss) gain on securities held for trading economically hedging MSRs	(8,678)	27,551	(818)
Gain on IO valuation	2,780	5,649	8,554
Loss on derivative instruments	(1,594)	(3,943)	(1,787)

Total	$(3,375)	$29,981	$(27,725)

8. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2009, 2008, and 2007.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009
					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities
GNMA
Due from one to five years	$85	$7	$—	$92	6.67%
Due over ten years	93,586	745	61	94,270	3.65%
FHLMC and FNMA
Due from five to ten years	302	13	—	315	4.83%
Due over ten years	804,441	19,829	676	823,594	4.45%
CMO Government Sponsored Agencies
Due from five to ten years	57,584	690	175	58,099	3.73%
Due over ten years	1,424,235	12,663	6,984	1,429,914	3.48%
Non-Agency CMOs
Due over ten years	418,299	—	147,699	270,600	3.03%
Debt Securities
FHLB Notes
Due within one year	2,056	17	—	2,073	4.16%
FNMA Notes
Due within one year	46,064	85	—	46,149	0.89%
P.R. Housing Bank
Due from five to ten years	645	16	—	661	4.92%
Due over ten years	1,980	37	—	2,017	5.49%
Other
Due within one year	6,538	62	—	6,600	4.26%
Due from one to five years	47,548	388	—	47,936	5.31%
Due from five to ten years	5,000	207	—	5,207	5.50%
Due over ten years	3,000	—	1,350	1,650	5.80%

	$2,911,363	$34,759	$156,945	$2,789,177	3.68%

	2008					2007
					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Value	Yield
Mortgage-Backed Securities
GNMA
Due within one year	$50	$1	$—	$51	5.89%	$—	—
Due from one to five years	875	8	16	867	4.42%	383	6.39%
Due from five to ten years	626	12	—	638	5.83%	—	—
Due over ten years	63,957	390	354	63,993	5.38%	3,836	6.91%
FHLMC and FNMA
Due from five to ten years	52,381	1,209	—	53,590	4.61%	—	—
Due over ten years	975,092	15,844	2,296	988,640	5.25%	263,882	6.05%
CMO Government Sponsored Agencies
Due from five to ten years	2,223	—	—	2,223	7.80%	—	—
Due over ten years	1,588,047	2,367	7,900	1,582,514	3.61%	6,341	6.10%
Non-Agency CMOs
Due over ten years	491,877	47	139,845	352,079	6.17%	502,712	6.22%
Debt Securities
FHLB Notes
Due from one to five years	2,060	82	—	2,142	4.16%	101,623	4.16%
Due from five to ten years	63,470	720	—	64,190	5.00%	—	—
Due over ten years	80,000	72	—	80,072	5.21%	270,219	5.10%
FNMA Notes
Due within one year	43,518	45	—	43,563	3.19%	46,000	4.60%
Due from one to five years	3,177	113	—	3,290	3.37%	—	—
Due over ten years	49,990	91	—	50,081	6.00%	49,947	6.00%
FHLB Zero Coupon
Due over ten years	—	—	—	—	—	134,443	6.01%
FHLMC Zero Coupon
Due over ten years	—	—	—	—	—	242,274	5.83%
FHLMC Notes
Due over ten years	50,000	—	395	49,605	5.50%	50,012	5.50%
P.R. Housing Bank
Due from five to ten years	3,595	30	9	3,616	4.92%	—	—
Due over ten years	3,690	26	—	3,716	5.47%	4,644	5.50%
U.S. Treasury Bonds
Due over ten years	—	—	—	—	—	225,593	4.21%
Other
Due within one year	11,141	174	—	11,315	4.64%	6,890	3.98%
Due from one to five years	64,241	1,727	—	65,968	5.23%	5,046	5.15%
Due over ten years	8,000	48	1,050	6,998	5.61%	8,095	5.61%

	$3,558,010	$23,006	$151,865	$3,429,151	4.62%	$1,921,940	5.56%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.
Expected maturities of MBS and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Proceeds from sales of securities available for sale during 2009 were approximately $2.0 billion (2008 — $234.3 million and 2007 — $2.6 billion). For 2009, gross gains of $35.4 million and gross losses of $0.5 million were realized on those sales, in addition to losses of $27.6 million related to the recognition of OTTI on securities from this portfolio. For 2008 and 2007, gross gains of $0.2 million and $2.7 million, respectively, were realized on sales. For 2008, the Company did not realize gross losses, while for 2007 the Company realized losses on sales of $100.2 million. Also, the Company recognized a gross loss for 2008 of $0.9 million related to the recognition of OTTI on securities from this portfolio due to the probability of higher principal and interest losses, and a gross gain of $2.1 million and a gross loss of $6.3 million related to the Lehman transaction.
The Company had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. This termination resulted in a reduction of $549.3 million in positions held as available for sale securities as of December 31, 2008. Please refer to Note 16 for further information.
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
During the fourth quarter of 2007, the Company transferred its held to maturity portfolio, amounting to approximately $1.8 billion, to the available for sale portfolio and subsequently sold $437.5 million in long dated U.S. Treasury securities for a gain. The sale was executed to reduce the Company’s interest rate risk exposure. Providing the Company with a greater ability to manage interest rate risk was the primary factor in making the decision to transfer the securities from the held to maturity to the available for sale portfolio. Since the transfer did not qualify under the exemption provisions for the sale or transfer of held to maturity securities under ASC 320-10 (SFAS No. 115), the reclassification decision by the Company is deemed to have “tainted” the held to maturity category and it was not permitted to prospectively classify any investment securities scoped under ASC 320-10 (SFAS No. 115) as held to maturity. The Company recognized, at the time of the transfer, $8.1 million of unrealized losses on available for sale securities accumulated in other comprehensive loss, net of taxes.
9. Securities Held to Maturity
As discussed above, the Company transferred $1.8 billion of held to maturity investment securities to the available for sale portfolio during the fourth quarter of 2007. As a result of the transfer, there were no held to maturity securities as of December 31, 2009, 2008 and 2007.
10. Investments in an Unrealized Loss Position
The following tables show the Company’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2009
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	1	$49,255	$61	—	$—	$—	1	$49,255	$61
FNMA/FHLMC	5	162,454	676	—	—	—	5	162,454	676
CMO Government Sponsored Agencies	9	403,114	7,159	—			9	403,114	7,159
Non-Agency CMOs	1	2,163	233	11	268,437	147,466	12	270,600	147,699
Debt Securities
Other	—	—	—	1	1,650	1,350	1	1,650	1,350

	16	$616,986	$8,129	12	$270,087	$148,816	28	$887,073	$156,945

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2008
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	109	$33,200	$370	—	$—	$—	109	$33,200	$370
FNMA/FHLMC	21	387,587	2,296	—	—	—	21	387,587	2,296
CMO Government Sponsored Agencies	18	1,080,204	7,900	—	—	—	18	1,080,204	7,900
Non-Agency CMOs	2	7,154	3,357	9	342,311	136,488	11	349,465	139,845
Debt Securities
FHLMC Notes	1	49,605	395	—	—	—	1	49,605	395
P.R. Housing Bank	1	2,086	9	—	—	—	1	2,086	9
Other	—	—	—	1	1,950	1,050	1	1,950	1,050

	152	$1,559,836	$14,327	10	$344,261	$137,538	162	$1,904,097	$151,865

The securities held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio consists primarily of AAA rated debt securities, except for the Non-Agency Collateralized Mortgage Obligations (“CMO”).
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

The Company evaluates its individual available for sale investment securities for OTTI at least on a quarterly basis. As part of this process, the Company considers its intent to sell each investment security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status of the securities; the creditworthiness of the issuers of the securities; the value and type of underlying collateral; the duration and level of the unrealized loss; any credit enhancements; and other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The difference between the estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be a credit loss.
As a result of its review of the portfolio as of December 31, 2009, the Company performed a detailed cash flow analysis to assess whether any of the securities were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security and the liquidation, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.
For the year ended December 31, 2009, it was determined that seven securities reflected OTTI. Four of these securities are subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans. The securities characteristics that led to the OTTI conclusion included: the cumulative level and estimated future delinquency levels, the effect of severely delinquent loans on forecasted defaults, the cumulative severity and expected severity in resolving the defaulted loans, the current subordination of the securities and the present value of the forecast cash flows was less than the cost basis of the security. Management estimates that credit losses of $26.4 million had been incurred on these securities with amortized cost of $235.1 million as of December 31, 2009. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.
Non-Agency CMO’s also include P.R. Non-Agency CMO’s with a market value of $7.6 million that are comprised of subordinate tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounted for these investments under the guidance of ASC 325-40, Investments — Other/Beneficial Interest in Securitized Financial Assets, (previously EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF No. 99-20”)), as amended by FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20). The remaining three securities that reflected OTTI during 2009 are P.R. Non-Agency CMO’s. Management estimates that credit losses of $1.2 million had been incurred on these securities with amortized cost of $11.6 million as of December 31, 2009. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.
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
The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at December 31, 2009 and 2008:

	As of			Year Ended
	December 31, 2009			December 31, 2009
	Amortized				OTTI
	Cost (after	Gross		OTTI	Related to	Total
	credit related	Unrealized		Related to	Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Fair Value	Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$235,083	$73,750	$161,333	$26,386	$73,750	$100,136
P.R. Non-Agency CMOs	11,568	3,982	7,586	1,191	4,050	5,241

	$246,651	$77,732	$168,919	$27,577	$77,800	$105,377

	As of			Year Ended
	December 31, 2008			December 31, 2008
	Amortized				OTTI
	cost (after	Gross		OTTI	Related to	Total
	credit related	Unrealized		Related to	Non-Credit	Impairment
(In thousands)	OTTI)	Gain (Loss)	Fair Value	Credit Loss	Loss	Losses
OTTI Investments
P.R. Non-Agency CMOs	$2,567	$47	$2,614	$920	$—	$920

	$2,567	$47	$2,614	$920	$—	$920

The following table presents a roll-forward of amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Company for which a portion of an OTTI charge was recognized in accumulated other comprehensive income:

	YEAR ENDED DECEMBER 31,
(In thousands)	2009	2008
Balance at beginning of period	$920	$—
Additions:
Credit losses for which OTTI was not previously recognized	76,770	920
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	110	—

Balance at end of period	$77,800	$920

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

11. Pledged Assets
At December 31, 2009 and 2008, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

	DECEMBER 31,
(In thousands)	2009	2008
Securities available for sale	$2,498,149	$2,648,132
Securities held for trading	—	198,680
Loans held for sale	143,111	165,929
Loans receivable	2,072,242	2,885,116

Total pledged assets	$4,713,502	$5,897,857

12. Loans Held for Sale
Loans held for sale consisted of the following:

	DECEMBER 31,
(In thousands)	2009	2008
Conventional single family residential loans	$137,134	$154,081
FHA/VA loans	151,187	194,241
Commercial loans to financial institutions	17,059	19,527
Commercial real estate loans	15,550	18,761

Total loans held for sale(1)	$320,930	$386,610

(1)	At both December 31, 2009 and 2008, the loans held for sale portfolio includes $1.1 million related to interest-only loans.
At December 31, 2009 and 2008, loans held for sale amounting to $143.1 million and $165.9 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At December 31, 2009 and 2008, the loans held for sale portfolio includes $128.6 million and $165.6 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA. In December 2009, the Company repurchased $118.3 million of GNMA defaulted loans. These loans were classified as held for investment.
As of December 31, 2009 and 2008, the Company had a net deferred origination fee on loans held for sale amounting to approximately $84,000 and $0.6 million, respectively.
As of December 31, the aggregated amortized cost and approximate fair value of loans held for sale were as follows:

		Approximate
(In thousands)	Amortized Cost	Fair Value
2009	$320,930	$326,108

2008	$386,610	$394,051

13. Loans Receivable
Loans receivable are related to the Company’s banking operations and consisted of:

	DECEMBER 31, 2009		DECEMBER 31, 2008
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT

Construction loans(1)	$452,386	8%	$506,031	9%
Residential mortgage loans(2)	3,859,276	70%	3,650,222	69%
Commercial — secured by real estate	740,429	13%	757,112	14%
Consumer — other:
Personal loans	25,164	1%	37,844	1%
Auto loans	30	0%	122	0%
Credit cards	22,802	0%	26,034	1%
Overdrawn checking accounts	599	0%	668	0%
Revolving lines of credit	22,062	0%	25,520	1%
Lease financing receivables	13,656	0%	23,158	0%
Commercial non-real estate	312,352	6%	136,210	3%
Loans on savings deposits	3,249	0%	5,240	0%
Land secured	100,450	2%	118,870	2%

Loans receivable, gross(3)	5,552,455	100%	5,287,031	100%

Less:
Discount on loans transferred(4)	(13,190)		(15,735)
Unearned interest	(1,083)		(2,197)
Deferred loan fees/costs, net	(22,374)		(17,386)
Allowance for loan and lease losses	(140,774)		(132,020)

	(177,421)		(167,338)

Loans receivable, net	$5,375,034		$5,119,693

(1)	Includes $276.2 million and $422.6 million of construction loans for residential housing projects as of December 31, 2009 and 2008, respectively. Also includes $176.2 million and $83.4 million of construction loans for commercial, condominiums and multifamily projects as of December 31, 2009 and 2008, respectively.

(2)	Includes $574.9 million and $665.9 million of balloon loans as of December 31, 2009 and 2008, respectively.

(3)	Includes $388.2 million and $349.5 million of interest-only loans, as of December 31, 2009 and 2008, respectively.

(4)	Related to $1.4 billion of loans transferred during 2007, from the loans held for sale portfolio to the loans receivable portfolio. As of December 31, 2009 and 2008, the outstanding balance of these loans transferred was $1.1 billion and $1.2 billion, respectively.
Fixed-rate loans and adjustable-rate loans were approximately $4.8 billion and $0.7 billion at December 31, 2009, and $4.7 billion and $0.6 billion, at December 31, 2008, respectively.
The adjustable rate loans composed of construction, land and commercial loans have interest rate adjustment limitations and are generally tied to interest rate market indices (primarily Prime Rate and 3-month LIBOR). Future market factors may affect the correlation of the interest rate adjustment with the rate the Company pays on the short-term deposits that have primarily funded these loans.
As of December 31, 2009 and 2008, loans held for investment totaling to $181.3 million and $199.6 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales and fees when the loan is sold or securitized into a MBS. In the case of loans held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with ASC 310-20, Receivables / Nonrefundable Fees and Other Costs, (previously SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct

Costs of Leases (“SFAS No. 91”)). As of December 31, 2009 and 2008, the Company had a net deferred origination fee on loans receivable amounting to approximately $22.4 million and $17.4 million, respectively.
14. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Year ended December 31,
(In thousands)	2009	2008	2007
Balance at beginning of year	$132,020	$124,733	$67,233
Provision for loan and lease losses	53,663	48,856	78,214
Losses charged to the allowance	(47,531)	(42,580)	(21,516)
Recoveries	2,622	1,011	802

Balance at the end of year	$140,774	$132,020	$124,733

The Company evaluates impaired loans and the related valuation allowance based on ASC 310-10-35, Receivables-Measurement of Loan Impairment, (previously SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”)). During the third quarter of 2009, the Company implemented certain enhancements and refinements to its provisioning policies and procedures that impacted the provision for the quarter. This review process resulted in a reduction in the scope for measuring impairment on individual loans from substandard commercial and construction over $2.0 million to substandard commercial and construction over $1.0 million. The lower impairment testing scope threshold increased the combined balance of loans individually measured for impairment by $18.7 million and resulted in the release of reserves of approximately $1.3 million and $1.5 million in the commercial and construction portfolios, respectively, during the third quarter of 2009.
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
The following table summarizes the Company’s impaired loans and the related allowance:

	Year ended December 31,
(In thousands)	2009	2008	2007
Impaired loans with allowance(1)	$346,145	$207,949	$263,234
Impaired loans without allowance	184,601	120,378	34,320

Total impaired loans	$530,746	$328,327	$297,554

Related allowance	$48,223	$45,099	$53,973
Average impaired loans	$449,741	$317,844	$257,478

(1)	The increase in balance of impaired loans with allowance during 2009, was primarily related to $72.3 million of loans under the Company’s Special Repayment Plan (“SRP”).
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
The Company discontinues accrual of interest on loans more than 90 days delinquent in repayment of principal or interest, except for revolving lines of credit and credit cards until 180 days delinquent, and FHA loans until 300 days delinquent. As of December 31, 2009 and 2008, the Company had loans receivable and loans held for sale, including impaired loans, on which the accrual of interest income had been discontinued, totaling approximately $848.3 million and $717.7 million, respectively. As of December 31, 2009 and 2008, non-performing loans include $403.4 million and $351.5 million, respectively, of residential mortgage loans that were not deemed as impaired loans for each of the corresponding periods. For the year ended December 31, 2009 and 2008, the Company would have recognized $30.5 million and $24.6 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“ the Program”) with the purpose of aiding borrowers with delinquent mortgage loans get back into financial stability. Under the Program, borrowers that prove future payment capacity would be given the opportunity of transferring past due amounts to the end of the term of the loan and place their loan in current status. Under the Program, the Company is not reducing rates or forgiving principal or interest; it is simply shifting past due payments to the end of the loan for a fee. The Program was designed to comply with all laws and regulations.
For purposes of the allowance for loan and lease losses and the related provision, the Company has made the determination that Program fits under the definition of TDR Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40, Receivables- Troubled Debt Restructuring by Creditors and ASC 470-60, Debt-Troubled Debt Restructuring by Debtors, (previously SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS No. 15”)). Such restructures are identified as TDRs and accounted for based on the provision of ASC 310-10 (SFAS No. 114). Under FASB ASC 310-40-35, once restructured, TDRs are to be considered impaired and therefore treated for allowance for loan and lease losses purposes following the guidelines of ASC 310-10-35 (previously SFAS No. 114). Under an impairment analysis of discounted cash flows, these loans would yield a present value equal to their UPB, and accordingly, require no additional allowance for loan and lease losses. For purposes of determining the allowance for loan and lease losses, the Company has made the determination to include these restructured loans in the regular pool in accordance with FASB ASC 450-20-25 (previously SFAS No. 5). Once the underlying borrowers have proven the capacity to stay current in their payments for three additional months their delinquency status for purposes of determining the allowance for loan and lease losses is adjusted to their current status.
During the second quarter of 2009, the Company launched a loss mitigation program (the “Special Repayment Plan”) for customers whose monthly net cash flows have been reduced and, cannot continue to make their mortgage payments. The Special Repayment Plan, lowers the monthly payment of qualifying loans through the extension of the remaining maturity by 10 years and, in some cases, a decrease of the interest rate. The program, which is similar in nature to the Home Affordable Modification Program (“HAMP”) recently launched by the U.S. government, does not engage in a formal modification of the mortgage note; it simply enters into a legally binding payment plan with the customer that is valid through the end of the loan or a subsequent default, whichever occurs first. The Special Repayment Plan was designed to comply with all laws and regulations.
For purposes of the allowance for loan and lease losses and the related provision, the Company has made the determination that the Special Repayment Plan fits under the definition of a TDR and accordingly, considers the underlying loans to be impaired and under the scope of FASB ASC 310-10-35 (previously SFAS No. 114). The Company performs a cash flow analysis for these loans in which expected monthly payments are calculated using the new amortization schedules and interest rates are discounted using the loans’ original rate. Any identified impairment results in the recognition of a provision for loan and lease losses.

The following table summarizes information regarding the Company’s outstanding TDRs for the period indicated.

	December 31, 2009
		90 days and over
(In thousands)	TDRs	delinquency
Residential mortgage loans	$429,302	$89,771
Construction loans (including land)	112,123	98,316
Commercial loans	51,448	15,078
Consumer loans	1,301	—

Total TDRs	$594,174	$203,165

As of December 31, 2009, construction TDRs includes an outstanding principal balance of $35.5 million of commitments to disburse loans, with an undisbursed balance of $5.5 million.
15. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and 5% or more stockholders for the periods indicated.

	December 31,
(In thousands)	2009	2008
Balance at beginning of period	$2,579	$5,090
New loans	3,178	58
Repayments	(2,129)	(101)
Loans sold	—	(511)
Loans of former officers	(788)	(1,957)

Balance at end of period (1)	$2,840	$2,579

(1)	At December 31, 2009 and 2008, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At December 31, 2009 and 2008, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $2.7 million and $2.4 million, respectively.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the year ended December 31, 2009 and 2008, amounted to $1.8 million and $1.7 million, respectively.
For the year ended December 31, 2009, the Company assumed approximately $0.3 million, compared to $1.3 million for the corresponding 2008 period, of the professional expenses related to Doral Holdings.
At December 31, 2009 and 2008, Doral Financial’s banking subsidiaries had deposits from officers, directors, employees and principal stockholders of the Company amounting to approximately $3.0 million and $2.3 million, respectively.
16. Accounts Receivable
The Company’s accounts receivable amounted to $60.5 million and $55.2 million as of December 31, 2009 and 2008, respectively. Total accounts receivable included $15.6 million and $17.0 million related to claims of loans foreclosed to FHA and VA as of December 31, 2009 and 2008, respectively. Also, included for both periods $21.7 million related to the Lehman Brothers Transaction described below.

Lehman Brothers Transactions
Doral Financial and Doral Bank PR (combined “Doral”) had counterparty exposure to LBI in connection with repurchase financing agreements and forward To-Be Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent, Lehman Brothers Holdings Inc. The commencement of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. In a letter dated October 6, 2008, Doral notified LBI and the SIPC trustee that it was owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and accrued interest. Doral has fully reserved ancillary expenses and interest. In December 2008, the SIPC trustee announced that the deadline for final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. The SIPC trustee also announced that it expected to have enough assets to cover customer claims but stated that it could not determine at that point what would be available to pay general creditors.
Based on the information available in the fourth quarter of 2008, Doral determined that the process would likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values, and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by ASC 450-10 (SFAS No. 5) and related pronouncements. As a result, Doral accrued as of December 31, 2008 a loss of $21.6 million against the $43.3 million owed by LBI. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
On January 29, 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceeding. On August 19, 2009, the SIPC trustee issued notices of determination to Doral (i) denying Doral’s claims for treatment as a customer with respect to the cash and/or securities held by LBI under the repurchase financing agreements and forward agreements between Doral and LBI, and (ii) converting Doral’s claims to general creditor claims. On September 18, 2009, Doral filed objections in bankruptcy court to the SIPC trustee’s determinations, which objections remain pending.
On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims. The motion asserted that “the colorable customer claims will approach — and, depending on how certain disputed issues are resolved, could exceed — the assets available to the SIPC trustee for distribution.” On October 30, 2009, Doral objected to this motion as premature (since as the SIPC trustee noted the process of marshalling assets in the estate is ongoing) and giving the SIPC trustee unwarranted discretion. Doral also reaffirmed its entitlement to customer treatment. An evidentiary hearing on the motion has been scheduled for February 25, 2010. The SIPC trustee has modified the relief sought in the proposed order in respect of the motion based on which Doral has withdrawn its objection to the motion.
Once a final determination regarding Doral’s objections to the denial of its claims for treatment as a customer is issued and once additional information on the SIPC proceeding is obtained (such as, for example, the amount of customer and general creditor claims and the amount of funds that may be available to cover each class of claims), Doral may need to accrue an additional loss with respect to the net LBI receivable of $21.7 million. Such accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
17.	Servicing Activities
The Company routinely originates, securitizes and sells mortgage loans into the secondary market. The Company generally retains the servicing rights and, in the past, also retained IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. MSRs entitle Doral Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points, less, in certain cases, any corresponding guarantee fee. In addition, MSRs may entitle Doral Financial, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risks.
The components of net servicing income (loss) are shown below:

	Year ended December 31,
(In thousands)	2009	2008	2007
Servicing fees (net of guarantee fees)	$29,179	$31,572	$35,378
Late charges	8,482	9,058	9,057
Prepayment penalties	341	417	635
Interest loss	(6,067)	(6,733)	(3,969)
Other servicing fees	533	628	386

Servicing income, gross	32,468	34,942	41,487
Changes in fair value of mortgage servicing rights	(3,131)	(42,642)	(20,800)

Total net servicing income (loss)	$29,337	$(7,700)	$20,687

The changes in servicing assets for the years ended December 31, 2009, 2008 and 2007 are shown below:

	Year ended December 31,
(In thousands)	2009	2008	2007
Balance at beginning of year	$114,396	$150,238	$177,884
Capitalization of servicing assets	7,387	7,387	5,305
Sales of servicing assets(1)	(159)	—	(9,581)
MSRs reversal on loans purchased(2)	(2,352)	(587)	(2,570)
Change in fair value	(779)	(42,642)	(20,800)

Balance at end of year(3)	$118,493	$114,396	$150,238

(1)	Amount represents MSR sales related to $7.1 million in principal balance of mortgage loans for the year ended December 31, 2009 and $697.7 million for the year ended December 31, 2007.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $118.3 million, $26.7 million and $276.8 million in principal balance of mortgage loans serviced for others as of December 31, 2009, 2008 and 2007, respectively.

(3)	Outstanding balance of loans serviced for third parties amounted to $8.7 billion, $9.5 billion and $10.1 billion as of December 31, 2009, 2008 and 2007, respectively, which includes $3.1 million, $3.4 million and $4.2 million, respectively, of loans being serviced under sub-servicing arrangements.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at December 31, 2009 and 2008 was 6.6 years and 6.4 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
Discount rate assumptions for the Company’s servicing assets were stable for the years ended December 31, 2009 and 2008, which were 11.4% for both years. The Company engages third party specialists to assist with its valuation of the servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the year ended December 31, 2009 were lower than in 2008, the CPR assumption was 9.1% compared to 13.6% for the corresponding 2008 period.
At December 31, 2009 and 2008, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward London Interbank Offered Rate (“LIBOR”) rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.
The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2009, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips

Carrying amount of retained interest	$118,493	$45,723
Weighted-average expected life (in years)	6.6	5.1
Constant prepayment rate (weighted-average annual rate)	9.1%	10.4%
Decrease in fair value due to 10% adverse change	$(4,428)	$(1,385)
Decrease in fair value due to 20% adverse change	$(8,593)	$(2,693)
Residual cash flow discount rate (weighted-average annual rate)	11.4%	13.0%
Decrease in fair value due to 10% adverse change	$(4,764)	$(1,464)
Decrease in fair value due to 20% adverse change	$(9,175)	$(2,827)
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
This methodology resulted in a CPR of 10.4% and 12.7% for the years ended December 31, 2009 and 2008, respectively. The change in the CPR between 2009 and 2008 was due mostly to a generalized increase in market interest rates.
The Company continues to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate for the years ended December 31, 2009 and 2008 of 13.0% for both years.
For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with ASC 325-40 (EITF No. 99-20). Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.
The activity of interest-only strips is shown below:

	December 31,
(In thousands)	2009	2008	2007
Balance at beginning of year	$52,179	$51,928	$49,926
Amortization	(9,236)	(5,398)	(6,552)
Gain on IO valuation	2,780	5,649	8,554

Balance at end of year	$45,723	$52,179	$51,928

The lower gain in the valuation of the IO for the year ended December 31, 2009, when compared to the corresponding 2008 period, resulted from a generalized increase in rates across all terms of LIBOR/Swap curve. The most important driver for such decrease in the value was the increase in short-term and long-term interest rates which was partially offset by slower prepayment speed expectation.
The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for 2009, 2008 and 2007:

	Year ended December 31,
(In thousands)	2009	2008	2007
Total cash flows received on IO portfolio	$15,378	$12,560	$12,533
Amortization of IOs, as offset to cash flows	(9,236)	(5,398)	(6,552)

Net cash flows recognized as interest income	$6,142	$7,162	$5,981

18. Sale and Securitization of Mortgage Loans
As disclosed in Note 17, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained IOs. The Company’s retained interests are subject to prepayment and interest rate risk.
Key prepayment and discount rate assumptions used in determining the fair value at the time of sale for MSRs ranged as follows:

	Servicing Assets
	Minimum	Maximum
2009:
Constant prepayment rate:
Government —guaranteed mortgage loans	7.55%	7.55%
Conventional conforming mortgage loans	7.87%	9.69%
Conventional non-conforming mortgage loans	8.85%	10.23%
Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.04%	9.20%
Conventional non-conforming mortgage loans	14.05%	4.19%
2008:
Constant prepayment rate:
Government —guaranteed mortgage loans	11.88%	11.88%
Conventional conforming mortgage loans	10.76%	13.94%
Conventional non-conforming mortgage loans	14.90%	23.34%
Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.04%	9.22%
Conventional non-conforming mortgage loans	14.05%	14.23%
2007:
Constant prepayment rate:
Government —guaranteed mortgage loans	7.74%	11.91%
Conventional conforming mortgage loans	7.79%	13.99%
Conventional non-conforming mortgage loans	7.24%	38.27%
Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.00%	10.98%
Conventional non-conforming mortgage loans	13.80%	15.00%
The Company’s mortgage servicing portfolio amounted to approximately $13.1 billion, $13.7 billion and $13.8 billion at December 31, 2009, 2008 and 2007, respectively, including $4.4 billion, $4.2 billion and $3.6 billion, respectively, of mortgage loans owned by the Company for which no servicing asset has been recognized.
For the year ended December 31, 2009 and 2008, total sales and securitizations amounted to $465.9 million and $428.8 million, respectively, while servicing released or derecognized due to repurchases amounted to $178.7 million and $64.0 million, respectively.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2009 and 2008, mortgage-servicing advances amounted to $28.4 million and $28.1 million, respectively. Also, the Company maintained a reserve related to these advances which amounted to $8.8 million and $9.7 million at December 31, 2009 and 2008, respectively.
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
19. Servicing Related Matters
At December 31, 2009 and 2008, escrow funds and custodial accounts included approximately $206.6 million and $85.8 million, respectively, deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $17.9 million and $20.2 million, respectively, deposited with other banks, which were excluded from the Company’s assets and liabilities.

The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of December 31, 2009 and 2008.
20. Premises and Equipment
Premises and equipment and useful lives used in computing depreciation consisted of:

	Useful
	Lives in	December 31,
(In thousands)	Years	2009	2008
Office buildings	30-40	$67,248	$68,209
Office furniture and equipment	3-5	69,057	63,496
Leasehold and building improvements	5-10	56,500	55,216
Automobiles	5	320	386

		193,125	187,307
Less — accumulated depreciation and amortization		(106,485)	(98,272)

		86,640	89,035
Land		14,797	14,797
Construction in progress		—	901

		$101,437	$104,733

Approximately 18,597 square feet are leased to tenants unrelated to Doral Bank PR. As of December 31, 2009 and 2008, the amount of accumulated depreciation on property held for leasing purposes amounted to $0.8 million and $0.6 million, respectively.
For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization expenses amounted to $12.8 million, $16.0 million and $17.6 million, respectively.
21. Other Real Estate Owned
Real estate held for sale totaled to $94.2 million and $61.3 million as of December 31, 2009 and 2008, respectively.
The following table summarizes certain information regarding other real estate held for sale for the periods indicated.

	YEAR ENDED
	DECEMBER 31,
(In thousands)	2009	2008
Balance at beginning of period	$61,340	$38,154
Additions	85,274	49,514
Sales	(35,271)	(23,460)
Retirement	(3,370)	(1,662)
Lower of cost or market adjustments	(13,754)	(1,206)

Balance at end of period	$94,219	$61,340

	YEAR ENDED
	DECEMBER 31,
(In thousands)	2009	2008
Construction	$1,878	$1,128
Residential	76,461	53,050
Commercial Real Estate	14,283	7,162
Land secured	1,597	—

Balance at end of period	$94,219	$61,340

22. Goodwill
At both December 31, 2009 and 2008, goodwill amounted to $4.4 million and was assigned principally to the mortgage banking segment. Goodwill is recorded in “Other assets” on the Consolidated Statements of Financial Condition.
The Company performed impairment tests of its goodwill for the years ended December 31, 2009, 2008 and 2007 using a discounted cash flow analysis and determined that there was no impairment.
23. Sources of Borrowings
At December 31, 2009, the scheduled aggregate annual contractual maturities (or estimates in the case of loans payable and a note payable with a local institution) of the Company’s borrowings were approximately as follows:

				Other
		Repurchase	Advances from	Short-Term	Loans	Notes
(In thousands)	Deposits	Agreements(1)	FHLB(1)	Borrowings	Payable(2)	Payable	Total
2010	$3,218,034	$1,074,762	$780,500	$110,000	$43,280	$3,570	$5,230,146
2011	650,365	364,000	398,420	—	38,758	3,215	1,454,758
2012	407,400	—	289,000	—	34,689	32,685	763,774
2013	141,332	606,500	139,000	—	31,028	2,610	920,470
2014	68,494	100,000	—	—	27,734	8,037	204,265
2015 and thereafter	157,396	—	—	—	161,547	220,721	539,664

	$4,643,021	$2,145,262	$1,606,920	$110,000	$337,036	$270,838	$9,113,077

(1)	Includes $228.5 million of repurchase agreements with an average rate of 4.72% and $279.0 million in advances from FHLB-NY with an average rate of 5.41%, which the lenders have the right to call before their contractual maturities beginning in February 2010.

(2)	Secured borrowings with local financial institutions, collateralized by real estate mortgages at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled principal payments, but are payable according to the regular scheduled amortization and prepayments of the underlying mortgage loans. For purposes of the table above the Company used a CPR of 10.4% to estimate the repayments.
24. Deposit Accounts
At December 31, deposits and their weighted-average interest rates are summarized as follows:

	2009		2008
(Dollars in thousands)	Amount	%	Amount	%
Brokered certificates of deposit	$2,652,409	2.54	$2,652,305	4.29
Certificates of deposit	507,987	3.57	542,074	4.20
Regular savings	356,488	1.57	338,784	2.44
NOW accounts and other transaction accounts	364,469	0.96	356,988	1.39
Money markets accounts	408,152	2.34	276,638	2.83

Total interest-bearing	4,289,505	2.43	4,166,789	3.78
Non interest-bearing deposits	353,516	—	235,983	—

Total deposits	$4,643,021	2.24	$4,402,772	3.58

At December 31, 2009 and 2008, the Company reclassified from demand deposit accounts to loan balance $0.6 million and $0.7 million, respectively, of overdrafts.
At December 31, 2009 and 2008, certificates of deposit over $100,000 amounted to approximately $2.9 billion and $2.8 billion, respectively.

The banking subsidiaries had brokered certificates of deposit maturing as follows:

	As of December 31,
(In thousands)	2009	2008
2010	$1,266,057	$1,706,678
2011	626,881	231,614
2012	397,623	140,994
2013	137,508	133,173
2014	67,118	105,190
2015 and thereafter	157,222	334,656

	$2,652,409	$2,652,305

25. Securities Sold Under Agreements to Repurchase
The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008
Carrying amount as of December 31,	$2,145,262	$1,907,447

Average daily aggregate balance outstanding	$1,894,329	$1,974,732

Maximum balance outstanding at any month-end	$2,145,262	$2,291,119

Weighted-average interest rate during the year	3.73%	4.08%
Weighted-average interest rate at year end	3.32%	3.62%
Securities sold under agreements to repurchase as of December 31, 2009, grouped by counterparty, were as follows:
Counterparty

		Weighted-average
	Repurchase	maturity
(Dollars in thousands)	Liability	(in months)
Credit Suisse	$621,762	16
CitiGroup Global Markets	450,000	5
Merrill Lynch, Pierce, Fenner & Smith, Inc.	200,000	27
Federal Home Loan Bank of New York	873,500	30

Total	$2,145,262	20

The following table presents the carrying and market values of securities available for sale pledged as collateral at December 31, shown by maturity of the repurchase agreement. The information in this table excludes repurchase agreement transactions which were collateralized with securities or other assets held for trading or which have been obtained under agreement to resell:

	2009				2008
	Carrying	Market	Repurchase	Repo	Carrying	Market	Repurchase	Repo
(Dollars in thousands)	Value	Value	Liability	Rate	Value	Value	Liability	Rate
Mortgage-Backed Securities
GNMA
Term over 90 days	$91,905	$92,532	$89,350	2.31%	$17,727	$17,907	$16,000	4.03%
FNMA
Term of 30 to 90 days	145,399	149,650	141,056	3.44%	89,456	89,471	83,000	2.57%
Term over 90 days	560,429	573,283	543,935	3.28%	708,018	722,993	523,300	3.68%
CMO Government Sponsored Agencies
Term of 30 to 90 days	133,935	132,462	115,206	1.51%	—	—	—	—
Term over 90 days	1,250,128	1,255,973	1,158,700	3.73%	846,444	841,196	751,900	4.03%
CMO Private Label
Term over 90 days	—	—	—	—	384,889	271,172	188,000	5.08%
Debt Securities
FHLB Notes
Term over 90 days	2,056	2,073	2,015	5.24%	—	—	—	—
FHLMC and FNMA Notes
Term over 90 days	—	—	—	—	185,861	185,772	146,800	4.86%

	$2,183,852	$2,205,973	$2,050,262	3.41%	$2,232,395	$2,128,511	$1,709,000	4.04%

26. Advances from Federal Home Loan Bank
Advances from FHLB consisted of the following:

	December 31,
(Dollars in thousands)	2009	2008
Non-callable advances with maturities ranging from January 2010 to May 2013 (2008- February 2009 to May 2013), at various fixed rates averaging 3.25% and 3.77% at December 31, 2009 and 2008, respectively(1)	$1,022,920	$974,400
Non-callable advances with maturities ranging from September 2010 to November 2012 (2008- September 2009 to November 2012), tied to 1-month LIBOR adjustable monthly, at various variable rates averaging 0.25% and 0.49% at December 31, 2009 and 2008, respectively	105,000	145,000
Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly at a rate of 0.25% and 4.17% at December 31, 2009 and 2008, respectively	200,000	200,000
Callable advances with maturities ranging from June 2010 to March 2012 (2008- July 2009 to March 2012), at various fixed rates averaging 5.41% and 5.40% at December 31, 2009 and 2008, respectively, callable at various dates beginning on February 2010 (2008- January 2009) (1)	279,000	304,000

	$1,606,920	$1,623,400

(1)	These advances from FHLB could be subject to early termination fees.
At December 31, 2009, the Company had pledged qualified collateral in the form of mortgages with a market value of $1.9 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
These advances could be subject to early termination fees.

27. Other Short-Term Borrowings
Other short-term borrowings consisted of the following:

	December 31,
(In thousands)	2009	2008
Borrowings from the Federal Home Loan Bank, collateralized by securities at a fixed rate of 0.46%, maturing in January 2009	$—	$55,000
Borrowings from the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.25%, maturing in January 2010	110,000	—
Borrowings from the Federal Reserve Bank, collateralized by securities at a fixed rate of 1.39%, maturing in January 2009	—	10,000
Borrowings from the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.60%, maturing in January 2009	—	138,600
Borrowings from the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.42%, maturing in February 2009	—	148,000

	$110,000	$351,600

Maximum borrowings outstanding at any month end during 2009, were $746.0 million. The approximate average daily outstanding balance of short-term borrowings during the year was $459.9 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 0.26% for the year ended December 31, 2009.
28. Loans Payable
Outstanding loans payable consisted of the following:

	December 31,
(In thousands)	2009	2008
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 1.99% and 5.00% at December 31, 2009 and 2008, respectively	$318,180	$344,257
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at fixed interest rates averaging 7.41% and 7.42% at December 31, 2009 and 2008, respectively	18,856	22,519

	$337,036	$366,776

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum borrowings outstanding at any month end during 2009 were $364.8 million. The approximate average daily outstanding balance of loans payable during the year were $353.6 million. The weighted-average interest rate of such borrowings, computed on a daily basis was 2.79% for the year ended December 31, 2009.
At December 31, 2009 and 2008, the Company had $143.1 million and $165.9 million, respectively, of loans held for sale and $181.3 million and $199.6 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

29. Notes Payable
Notes payable consisted of the following:

	December 31,
(In thousands)	2009	2008
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	$98,623	$98,459
$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,789	29,709
$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,431	39,374
$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,472	29,446
Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90% (2008 — 6.40% to 6.90%), with maturities ranging from December 2014 to December 2029 (2008 — June 2009 to December 2029), paying interest monthly	39,420	40,335
Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600
Note payable with a local financial institution, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying principal and interest monthly	26,503	31,945

	$270,838	$276,868

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of December 31, 2009, the outstanding principal balance of the bonds was $47.0 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2010 to December 2029, as described in the table above. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
30. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31,
(In thousands)	2009	2008
GNMA defaulted loans — buy-back option (Note 12)	$128,650	$165,595
Accrued interest payable	22,210	35,219
Accrued salaries and benefits payable	8,331	8,583
Customer mortgages and closing expenses payable	4,128	8,460
Recourse obligation	9,440	8,849
Swap fair value on cash flow hedges	9,302	15,612
Trading liabilities	1,905	187
Other accrued expenses	15,946	12,780
Unrecognized tax benefits	3,508	18,873
Tax payable	633	348
Dividends payable	8,199	683
Deferred rent obligation	2,051	1,940
Other liabilities	29,528	27,704

	$243,831	$304,833

31. Income Taxes
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
The maximum statutory corporate income tax rate in Puerto Rico is 39.00%. On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act No. 7”). Pursuant to the Act, Section 1020A, was introduced to the Code to impose a 5% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years commenced after December 31, 2008 and before January 1, 2012. This increases the Company’s income tax rate from 39.00% to 40.95% for tax years from 2009 through 2011.
Doral Financial’s interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans is exempt from Puerto Rico income taxes. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. On July 1, 2008, the Company transferred substantially all of the assets previously held at the international banking entity to Doral Bank PR to increase the level of its interest earning assets. Previously, Doral Financial used its international banking entity subsidiary to invest in various U.S. securities and U.S. MBS, for which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States.
Income Tax (Benefit) Expense
The components of income tax (benefit) expense for the years ended December 31, are summarized below:

(In thousands)	2009	2008	2007
Current income tax (benefit) expense:
Puerto Rico	$(18,618)	$1,642	$2,396
United States	7,170	2,598	1,540

Total current income tax (benefit) expense	(11,448)	4,240	3,936
Deferred income tax (benefit) expense:
Puerto Rico	(7,300)	281,616	(134,344)
United States	(2,729)	145	(1,446)

Total deferred income tax (benefit) expense	(10,029)	281,761	(135,790)

Total income tax (benefit) expense	$(21,477)	$286,001	$(131,854)

The recognition of income tax benefit of $21.5 million for the year ended December 31, 2009 is composed of a current income tax benefit of $11.4 million and a deferred income tax benefit of $10.0 million. The current tax benefit is primarily related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions net of the recognition of certain unrecognized tax benefits during the year. This net benefit was partially offset by the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized, net of current tax benefit related to the Company’s U.S. affiliates. The deferred tax benefit is primarily due to the effect of entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009 (please refer to the “Deferred Tax Components” below), net of the amortization of existing deferred tax assets.
The tax expense recognized for the year ended December 31, 2008 was primarily related to a charge through earnings of an additional valuation allowance on its deferred tax assets of approximately $295.9 million. The recognition of income tax benefit for the year ended December 31, 2007 was principally related to changes in the Company’s valuation allowance for its deferred tax assets resulting from changes in earnings expectations used to evaluate the realization of the tax assets as a result of the Company’s recapitalization in July 2007.
The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes as follows:

	Year Ended December 31,
(In thousands)	2009		2008		2007
Loss before income taxes	$(42,621)		$(32,258)		$(302,762)

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Loss	Amount	Loss	Amount	Loss
Tax at statutory rates	$16,622	39.0	$12,581	39.0	$118,077	39.0
Tax effect of deductions related to tax agreements	(12,520)	(29.4)	(10,613)	(32.9)	(23,133)	(7.6)
Net income (loss) from the international banking entity	—	—	5,728	17.8	(27,583)	(9.1)
Net decrease(increase) in deferred tax valuation allowance(1)	245	0.6	(295,887)	(917.3)	90,327	29.8
Adjustments for unrecognized tax benefits	14,525	34.1	(1,394)	(4.3)	(1,390)	(0.4)
Other, net	2,605	6.1	3,584	11.1	(24,444)	(8.1)

Income tax benefit (expense)	$21,477	50.4	$(286,001)	(886.6)	$131,854	43.6

(1)	For 2009 and 2008, excludes the change in the valuation allowance for unrealized losses on cash flow hedges. For 2007, net of the effect of realization of NOLs (previously with a valuation allowance) related to intercompany transactions.
Deferred Tax Components
The Company’s deferred tax assets consist primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company.
The Company has entered into several agreements with the Puerto Rico Treasury Department related to the intercompany transfers of IOs (the “IO Tax Asset”) and its tax treatment thereon. Under the agreements, the Company established the tax basis of all the IO transfers, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years, and established the IO Tax Asset could be transferred to any entity with the Doral Financial corporate group, including the Puerto Rico banking subsidiary. During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that granted the Company a two year moratorium of the amortization of the IO tax asset. This agreement, resulted in a benefit of $11.2 million for the third quarter of 2009, and was effective for the taxable year beginning January 1, 2009. The realization of the deferred tax asset related to the differential in the tax basis of IOs sold is dependent upon the existence of, or generation of, taxable income during the remaining 13 (15 year original amortization period, 17 year amortization period including 2 year moratorium) year period in which the amortization deduction of the IO Tax Asset is available.
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets at December 31, were as follow:

(In thousands)	2009	2008
Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$237,324	$234,630
Net operating loss carry-forwards	128,710	125,134
Allowance for loan and lease losses	55,175	51,585
Settlement expenses	—	12,520
Capital loss carry-forward	6,791	9,111
OTTI	11,114	359
Net unrealized losses on trading and available for sale securities	22,474	17,822
MSRs	8,751	13,566
Net deferred loan origination fees/costs	6,799	4,827
Other reserves and allowances	39,992	39,812

Gross deferred tax asset	517,130	509,366
Valuation allowance	(385,929)	(388,539)

Net deferred tax asset	$131,201	$120,827

Net operating loss carry-forwards outstanding at December 31, 2009 expire as follows:

(In thousands)
2013	$43,368
2014	45,498
2015	28,846
2016	9,006
2027	1,501
2029	491

$128,710

The Company evaluates its deferred tax assets in accordance with ASC 740, Income Taxes, (previously SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”)), which states that deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.
In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years, and tax planning strategies. The determination of a valuation allowance on deferred tax assets requires judgment based on the weight of all available evidence and considering the relative impact of negative and positive evidence
As of December 31, 2009, one of the Company’s Puerto Rico taxable entities remained in a cumulative loss position in earnings before tax (two entities were in a cumulative loss position as of December 31, 2008). For purposes of assessing the realization of the deferred tax assets, the cumulative taxable loss position for this entity is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to this entity in the future, considering the criteria of ASC 740 (SFAS No. 109). Accordingly, as of December 31, 2009 and 2008, the Company determined that it was more likely than not that $385.9 million and $388.5 million, respectively, of its gross deferred tax assets would not be realized and maintained a valuation allowance for that amount. For the Puerto Rico taxable entity that no longer remained in a cumulative loss position as of December 31, 2009, the Company decided to maintain the valuation allowance on its deferred tax assets until it reflects a steady return to profitability. For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At December 31, 2009, the net deferred tax asset associated with these two companies was $14.4 million, compared to $16.5 million at December 31, 2008. Approximately, $94.1 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
As of December 31, 2008, the valuation allowance was $388.5 million. A large portion of this allowance was established during the fourth quarter of 2008 due to a cumulative loss position in several of the Company’s Puerto Rico taxable entities, and that the Company was unable to meet its tax projection, due primarily to the global financial crisis which resulted in lower than expected net interest income and higher provisions for loan and lease losses.
The allowance also includes a valuation allowance of $3.0 million related to deferred taxes on unrealized losses on cash flow hedges as of December 31, 2009.
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
Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax assets.
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of ASC 740-10 (SFAS No. 109). To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
ASC 740 (previously FIN 48)
As of December 31, 2009, 2008 and 2007 the Company had unrecognized tax benefits of $3.5 million, $13.7 million and $13.7 million, respectively, and accrued interest of $0.6 million, $5.2 million and $3.7 million, respectively. The Company classifies all interest related to tax uncertainties as income tax expense. For the years ended December 31, 2009, 2008 and 2007, the Company recognized interest and penalties of approximately $0.6 million, $1.4 million and $1.4 million respectively.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of December 31, 2009, the following years remain subject to examination: U.S. Federal jurisdictions — 2004 through 2008 and Puerto Rico — 2005 through 2008.
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

(In thousands)	DECEMBER 31, 2009	DECEMBER 31, 2008	DECEMBER 31, 2007
Balance at beginning of period	$13,709	$13,709	$13,709
Additions for tax positions of prior years	2,892	—	—
Additions for tax positions of current year	583	—	—
Release of contingencies	(13,709)	—	—

Balance at end of period	$3,475	$13,709	$13,709

32. Guarantees
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the year ended December 31, 2009, repurchases amounted to $13.7 million, compared to $9.5 million for the corresponding 2008 period. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitization and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans. As of December 31, 2009 and 2008, the outstanding principal balance of such delinquent loans amounted to $154.2 million and $177.6 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2009 and 2008, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.9 billion and $1.1 billion, respectively. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.8 billion and $1.0 billion, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the year ended December 31, 2009 and 2008, the Company repurchased at fair value $27.3 million and $25.6 million, respectively, pursuant to recourse provisions.
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

Doral Financial reserves for its exposure to recourse amounted to $9.4 million and $8.8 million and the other credit-enhanced transactions explained above amounted $8.8 million and $9.7 million as of December 31, 2009 and 2008, respectively. The change in the approach used to estimate the extent of the expected losses resulted in a $0.6 million change in the underlying reserves for the year ended December 31, 2008.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	YEAR ENDED	YEAR ENDED
(In thousands)	DECEMBER 31, 2009	DECEMBER 31, 2008

Balance at beginning of period	$8,849	$11,755
Net charge-offs / termination	(3,218)	(1,941)
Provision (recovery) for recourse liability	3,809	(965)

Balance at end of period	$9,440	$8,849

33. Unused Lines of Credit
At December 31, 2009 and 2008, the Company had an uncommitted line of credit of up to 30% of the assets reflected in the Consolidated Statement of Financial Condition of Doral Bank Puerto Rico and Doral Bank NY. As of December 31, 2009 and 2008, the Company could draw an additional $2.2 billion and $2.1 billion, respectively. As a condition of drawing these additional amounts, the Company is required to pledge collateral for the amount of the draw plus a required over-collateralization amount. As of December 31, 2009 and 2008, the Company had pledged excess collateral of $0.3 billion and $0.7 billion, respectively.
34. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	December 31,
(In thousands)	2009	2008
Commitments to extend credit	$85,124	$125,762
Commitments to sell loans	76,176	137,797
Commercial, financial and performance standby letters of credit	25	325

Total	$161,325	$263,884

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under ASC 815-10, Derivatives and Hedging, (previously SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”)), during the period between trade and settlement date.
A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with a third party. The amount in letter of credit represents the maximum amount of credit risk in the event of non-

performance by these customers. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.
The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.
35. Commitments and Contingencies
Total minimum rental and operating commitments for leases in effect at December 31, 2009, were as follow:

(In thousands)
2010	$5,767
2011	5,172
2012	4,071
2013	5,740
2014	3,714
2015 and thereafter	20,485

$44,949

Total rent expense for the years ended December 31, 2009, 2008 and 2007, amounted to approximately $7.2 million, $7.4 million and $7.6 million, respectively.
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
Legal Matters
On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. Doral Financial is cooperating with the U.S. Attorney’s Office in this matter. Doral Financial cannot predict the outcome of this matter and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of this matter.
On August 13, 2009, Mario S. Levis, the former Treasurer of Doral, filed a complaint against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that Mr. Levis has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral Financial fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. Mr. Levis further moved for preliminary injunctive relief. On December 16, 2009, the parties entered into a Settlement Agreement. On December 17, 2009, Mr. Levis’ motion for a preliminary injunction was denied as moot, and all further proceedings were stayed, but the procedures for future disputes between the parties outlined in the Settlement Agreement were not affected by the stay.

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
Effective January 14, 2008, the FDIC and the Office of the Commissioner terminated a cease and desist order that had been entered by these regulatory agencies with Doral Bank PR on March 16, 2006 (the “Former Order”). The Former Order was similar to the consent order of Doral Financial with the Federal Reserve described above, and related to safety and soundness issues in connection with the announcement by Doral Financial in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004. Under the terms of the Former Order, Doral Bank PR could not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with, Doral Financial or its subsidiaries, without the prior approval of the FDIC and the Office of the Commissioner.
As a result of an examination conducted during the third quarter of 2008, on July 8, 2009, Doral Bank PR consented with the FDIC and paid civil monetary penalties of $38,030 related to deficiencies in compliance with the National Flood Insurance Act as a result of flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtain flood insurance in a timely manner.
On February 19, 2008, Doral Bank PR entered into a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act (“BSA”). The regulatory findings that resulted in the order were based on an examination conducted for the period ended December 31, 2006, and were related to findings that had initially occurred in 2005 prior to the Company’s change in management and the Recapitalization. The order replaced the MOU with the FDIC and the Office of the Commissioner dated August 23, 2006. Doral Bank PR was not required to pay any civil monetary penalties in connection with this order. The order required Doral Bank PR to correct certain violations of law, within the timeframes set forth in the order (generally 120 days) including certain violations regarding the BSA, failure to maintain an adequate BSA/Anti-Money Laundering Compliance Program (a “BSA/AML Compliance Program”) and failure to operate with an effective compliance program to ensure compliance with the regulations promulgated by the United States Department of Treasury’s Office of Foreign Asset Control (“OFAC”). The order further required Doral Bank PR to, among other things, amend its policies, procedures and processes and training programs to ensure full compliance with the BSA and OFAC; conduct an expanded BSA/AML risk assessment of its operations, enhance its due diligence and account monitoring procedures, review its BSA/AML staffing and resource needs, amend its policies and procedures for internal and external audits to include periodic reviews for BSA/AML compliance, OFAC compliance and perform annual independent testing programs for BSA/AML and OFAC requirements. The order also required Doral Bank PR to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). On September 15, 2008, the FDIC terminated this consent order. As the Look Back Review was in process, Doral Bank PR and the FDIC agreed to a Memorandum of Understanding that covered the remaining portion of the Look Back Review. On June 30, 2009, the FDIC terminated this Memorandum of Understanding because the Look Back Review had been completed.
Doral Financial and Doral Bank PR have undertaken specific corrective actions to comply with the requirements of the terminated enforcement actions and the single remaining enforcement action, but cannot give assurance that such actions are sufficient to prevent further enforcement actions by the banking regulatory agencies.

36. Retirement and Compensation Plans
The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (“the Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and complete one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. The Company makes a matching contribution equal to $0.50 for every dollar of pre-tax contribution made by participants to the Plan with an annual compensation exceeding $30,000, up to 3% of the participant’s basic compensation, as defined. For those participants to the Plan with an annual compensation up to $30,000, the Company makes a matching contribution equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s basic compensation, as defined. Company matching contributions are invested following the employees investment direction for their own money. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2009, 2008 and 2007, amounted to approximately $459,000, $294,000 and $336,000, respectively.
The Company’s CEO’s employment agreement provided for a supplemental retirement program (“SERP”) whereby the Company deposited funds in an escrow account on his behalf. On August 31, 2007, the Compensation Committee of the Board of Directors authorized payment, to the CEO, of funds in the escrow account. The Company recognized a compensation benefit expense of $5.1 million during 2007 pursuant to this program.
As of December 31, 2009, 2008 and 2007 the Company had no defined benefit or post-employment benefit plans.
37. Capital Stock and Additional Paid-In Capital
On September 29, 2003, and October 8, 2003, the Company issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% perpetual cumulative convertible preferred stock (the “convertible preferred stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. As of December 31, 2009 and 2008, there were 872,160 and 1,380,000 shares issued and outstanding, respectively. The convertible preferred stock ranks on parity with the Company’s 7.00% noncumulative monthly income preferred stock, Series A (the “7% preferred stock”), 8.35% noncumulative monthly income preferred stock, Series B (the “8.35% preferred stock”) and 7.25% noncumulative monthly income preferred stock, Series C (the “7.25% preferred stock”), with respect to dividend rights and rights upon liquidation, winding up or dissolution (see description below).
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
During 2008, the Company paid dividends of $11.875 per share (an aggregate of $16.4 million), on the convertible preferred stock.
During the second quarter of 2002, the Company issued 4,140,000 shares of its 7.25% preferred stock at a price of $25.00 per share, its liquidation preference. As of December 31, 2009 and 2008, there were 3,579,202 and 4,140,000 shares issued and outstanding, respectively. During 2008, the Company paid dividends of $1.8125 per share (an aggregate of $7.5 million). The 7.25% preferred stock may be redeemed at the option of the Company beginning on May 31, 2007, at varying redemption prices starting at $25.50 per share.
On August 31, 2000, the Company issued 2,000,000 shares of its 8.35% preferred stock at a price of $25.00 per share, its liquidation preference. As of December 31, 2009 and 2008, there were 1,782,661 and 2,000,000 shares issued and outstanding, respectively. During 2008, the Company paid dividends of $2.0875 per share (an aggregate of $4.2 million). The 8.35% preferred stock may be redeemed at the option of the Company beginning on September 30, 2005, at varying redemption prices that start at $25.50 per share.
On February 22, 1999, the Company issued 1,495,000 shares of its 7% preferred stock at a price of $50.00 per share, its liquidation preference. As of December 31, 2009 and 2008, there were 1,266,827 and 1,495,000 shares issued and outstanding, respectively. During 2008, the Company paid dividends of $3.50 per share (an aggregate of $5.2 million). The 7% preferred stock may be redeemed at the option of the Company beginning February 28, 2004, at varying redemption prices that start at $51.00 per share.
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
On October 20, 2009, the Company announced the commencement of an offer to exchange a stated amount of its shares of common stock for a limited number of its Convertible Preferred Stock. The offer to exchange commenced on October 20, 2009 and expired on December 9, 2009. The transaction was settled on December 14, 2009.
The exchange by holders of shares of the non-cumulative preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-cumulative preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired was reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock issued. Upon the cancellation of such shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, the difference between the carrying (liquidation) value of shares of non-cumulative preferred stock retired and the fair value of the exchange offer consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes.
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
The Company had the following series of preferred stock prior to the settlement of the exchange offers:

	Shares
(Dollars in thousands)	Outstanding	Book Value

Nonconvertible preferred stock:
Series A	1,495,000	$74,750
Series B	2,000,000	50,000
Series C	4,140,000	103,500

Convertible preferred stock	1,380,000	345,000

	9,015,000	$573,250

Results of the preferred stock exchange offers were as follow:

	Preferred		Book Value of
	Shares	Preferred Shares	Preferred Shares
(Dollars in thousands)	Exchanged	After Exchange	After Exchange

Nonconvertible preferred stock:
Series A	228,173	1,266,827	$63,341
Series B	217,339	1,782,661	44,567
Series C	560,798	3,579,202	89,480

Convertible preferred stock	507,840	872,160	218,040

	1,514,150	7,500,850	$415,428

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
38. Stock Option and Other Incentive Plans
Effective January 1, 2006, the Company adopted ASC 718-10, Compensation — Stock Compensation, (previously SFAS No. 123R, Share-Based Payment), as amended, without a material effect on the Consolidated Financial Statements of the Company. Since 2003, Doral Financial commenced expensing the fair value of stock options granted to employees using the “modified prospective” method. Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. ASC 718-10 requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its adjustment for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate.
On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The plan replaces the 2004 Omnibus Incentive Plan. The Plan is accounted for following the provisions of ASC 718-10, Compensation — Stock Compensation, (previously SFAS No. 123R, Share-Based Payment), as amended. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.
The Company’s Omnibus Incentive Plan (the “Omnibus Plan”) was in effect from April 21, 2004 throughout 2008, and provided for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. The Compensation

Committee had full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan had various limits and vesting restrictions that applied to individual and aggregate awards.
The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the year ended December 31, 2009. For the 2008, the Company granted 80,000 options at a weighted-average exercise price of $13.70.
On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vest ratably over a five year period commencing with the grant date.
Stock-based compensation recognized for 2009, 2008 and 2007 is as follows:

(Dollars in thousands)	2009	2008	2007
Stock-based compensation recognized	$94	$91	$685
Stock-based compensation reversed due to pre-vesting forfeitures	—	—	(25)

Stock-based compensation recognized, net	$94	$91	$660

Stock-based compensation recognized on termination of option plan	$—	$—	$3,823

Unrecognized at December 31	$250	$488	$—

Changes in stock options for 2009, 2008 and 2007 are as follows:

	2009		2008		2007
		Weighted		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	80,000	$13.70	—	$—	84,753	$129.00
Granted	—	—	80,000	13.70	6,250	19.51
Post-vesting cancellations	—	—	—	—	(6,029)	232.37
Pre-vesting forfeitures	(20,000)	13.70	—	—	(3,288)	97.93

End of year (2009 and 2008) / Balance prior termination (2007)	60,000	$13.70	80,000	$13.70	81,686	$114.24

Terminated	—	—	—	—	(81,686)	—

Exercisable at period end	16,000	—	—	—	—	—

The fair value of the options granted in 2008 was estimated using the Binomial Tree option-pricing model with the following weighted average assumptions:

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

Doral Financial’s nonvested shares as of December 31, 2008 and 2009 are as follow:

		Weighted-Average
Nonvested Restricted Shares	Shares	Grant-Date Fair Value
Nonvested at December 31, 2008	8,000	$13.70
Pre-vesting forfeitures	(2,000)	13.70
Vested	(6,000)	13.70

Nonvested at December 31, 2009	—	$13.70

During 2009, 2008 and 2007, no options were exercised.
As of December 31, 2009, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $250,000 related to stock options granted. That cost is expected to be recognized over a period of 4 years. As of December 31, 2009, the total fair value of shares and restricted stock was $0.4 million. No stock options were granted during the year ended December 31, 2009.
2007 Events
In connection with the recapitalization transaction and in accordance with the provisions of the stock purchase agreement between the Company and Doral Holdings, on July 17, 2007, the Board of Directors ratified and approved the resolutions of the Compensation Committee to accelerate and terminate all stock options outstanding under the Omnibus Plan and the 1997 Employee Stock Option Plan (“ the Old Plan”) effective upon the issuance of the shares of the Company’s common stock to Doral Holdings. In connection with the acceleration and termination of outstanding stock options, the Company recognized as compensation expense all unvested benefits prior to the closing of the transaction as follows:
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

39. Losses per Share
The reconciliation of the numerator and denominator of the basic and diluted earnings per share, follows:

(Dollars in thousands, except per share data)	2009	2008	2007
Net Loss:
Net loss	$(21,144)	$(318,259)	$(170,908)
Non-Convertible preferred stock dividend(1)(2)	(4,228)	(16,388)	(16,388)
Convertible preferred stock dividend(2)	(11,613)	(16,911)	(16,911)
Effect of conversion of preferred stock(3)	(8,628)	—	—

Net loss attributable to common shareholders	$(45,613)	$(351,558)	$(204,207)

Weighted-Average Number of Common Shares Outstanding(4)	56,232,027	53,810,110	27,415,242

Net Loss per Common Share(5)	$(0.81)	$(6.53)	$(7.45)

(1)	For the year ended December 31, 2009, there were 872,160 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, compared to 1,380,000 for the corresponding 2008 and 2007 periods. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

(3)	The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred so the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued and the cash tendered amounted to $23.9 million was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock and cash transferred in exchange for the preferred stock converted, exceeded the fair value of the stock issuable pursuant to the original conversion terms, this excess or inducement amounted to $32.5 million was charged to retained earnings. As a result, both transactions impacted the net loss attributable to common shareholders.

(4)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share.

(5)	For the years ended December 31, 2009, 2008 and 2007, net loss per common share represents the basic and diluted loss per common share, respectively, for each of the periods presented.
40. Fair Value of Assets and Liabilities
The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, Doral may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, (previously SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)). ASC 820 (SFAS No. 157) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.

The Company adopted ASC 825-10, Financial Instruments, (previously SFAS No. 159, The Fair Value Option for Financing Assets and Financing Liabilities, (“SFAS No. 159”)), in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
Effective April 1, 2009, the Company adopted ASC 825-50, Financial Instruments, (previously FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”)). ASC 825-50 requires the Company to disclose for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by ASC 825-50 (previously SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”)).
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
Securities held for trading: Securities held for trading are reported at fair value and consist primarily of securities and derivatives held for trading purposes. The valuation method for trading securities is the same as the methodology used for securities classified as Available for Sale. The valuation methodology for IOs (Level 3) and derivatives (Level 2) are described in the Servicing assets and interest-only strips, and Derivatives sections, respectively.

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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. Level 1 securities (held for trading) include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency CMOs, municipal bonds, and agency MBS. Level 3 securities include non-agency and agency CMOs for which quoted market prices are not available. For determining the fair value of Level 3 securities available for sale, the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including prepayment speeds, loss assumptions and discount rates.
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, contractual yield, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of December 31, 2009.
Loans receivable: Loans receivable are those held principally for investment purposes. These consist of construction loans for new housing development, certain residential mortgage loans which the Company does not expect to sell in the near future, commercial real estate, commercial non-real estate, leases, land, and consumer loans. Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), undisbursed portion of construction loans and an allowance for loan and lease losses. Loans receivable include collateral dependent loans for which the repayment of the loan is expected to be provided solely by the underlying collateral. The Company does not record loans receivable at fair value on a recurring basis. However, from time to time, the Company records nonrecurring fair value adjustments to collateral dependent loans to reflect (i) partial write-downs that are based on the fair value of the collateral, or (ii) the full charge-off of the loan carrying value. The fair value of the collateral is mainly derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3.
For the fair value of loans receivable, not reported at fair value, under ASC 825-50 (SFAS No. 107), loans are classified by type such as, residential mortgage loans, commercial real estate, commercial non-real estate, leases, land, and consumer loans. The fair value of residential mortgage loans is based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, contractual yield, actual delinquency and the credit risk associated to the individual loans. For all other loans, the fair value is estimated using discounted cash flow analyses, based on LIBOR and with adjustment that the Company believes a market participant would consider in determining fair value for like assets.
Servicing assets and interest-only strips: The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained IOs. Servicing assets retained in a sale or securitization arises from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since the adoption of ASC 860-50, Transfer and Servicing — Servicing Assets and Liabilities, (previously SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”)) on January 1, 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The Company engages a third party specialist to assist with its valuation of the entire servicing portfolio (governmental, conforming and non-conforming portfolios). The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For IOs the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. IOs are recorded as securities held for trading. Fair value measurements of servicing assets and IOs use significant unobservable inputs and, accordingly, are classified as Level 3.
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
Premises and equipment: Premises and equipment are carried at cost. However, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company recognizes an impairment loss based on the fair value of the property, which is generally obtained from appraisals. Property impairment losses are recorded as part of occupancy expenses in the Consolidated Statement of Operations.
Goodwill: Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In determining the fair value of a reporting unit the Company uses discounted cash flow analysis. Goodwill impairment losses are recorded as part of other expenses in the Consolidated Statement of Operations.
CB, LLC: Events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable, such as for land and the remaining housing units. Impairment losses are recorded as part of occupancy expenses in the Consolidated Statement of Operations.
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
Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

	December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$46,616	$—	$—	$46,616	(1)
Securities available for sale	2,789,177	—	2,507,396	281,781
Derivatives(2)	1,110	—	1,110	—
Servicing assets	118,493	—	—	118,493

	$2,955,396	$—	$2,508,506	$446,890

Liabilities:
Derivatives(3)	$12,596	$—	$12,596	$—

(1)	Represents interest-only strips, of which variable IOs represent substantially all of the balance.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

	December 31, 2008
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$251,590	$198,680	$—	$52,910	(1)
Securities available for sale	3,429,151	—	3,038,517	390,634
Derivatives(2)	287	—	287	—
Servicing assets	114,396	—	—	114,396

	$3,795,424	$198,680	$3,038,804	$557,940

Liabilities:
Derivatives(3)	$15,283	$—	$15,283	$—

(1)	Represents interest-only strips, of which variable IOs represent substantially all of the balance.

(2)	Included as part of securities held for trading in the Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Statement of Financial Condition.

The changes in Level 3 of assets and liabilities for the year ended December 31, measured at fair value on a recurring basis are summarized as follows:

(In thousands)	2009			2008
	Securities	Securities	Servicing	Securities	Securities	Servicing
	Held for Trading(1)	Available for Sale(2)	Assets(3)	Held for Trading(1)	Available for Sale(2)	Assets(3)
Beginning balance:	$52,910	$390,634	$114,396	$67,992	$6,366	$150,238
Change in fair value	2,942	(7,444)	(3,131)	4,595	63,798	(42,642)
Purchases	—	159,865	—	—	—	—
OTTI	—	(27,577)	—	—	(920)	—
Principal repayment/amortization	(9,236)	(49,934)	—	(5,489)	(11,134)	—
Transfer	—	(159,999)	—	(14,188)	332,524	—
Capitalization / Sales, net	—	(23,764)	7,228	—	—	6,800

Ending balance	$46,616	$281,781	$118,493	$52,910	$390,634	$114,396

(1)	Securities held for trading classified as Level 3 include IOs and residual CMO certificates. Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as net (loss) gain on trading activities, which includes $2.8 million and $5.6 million of increase in fair value of IOs and $0.1 million increase and $1.0 million decrease in fair value of residual CMO certificates for the years ended December 31, 2009 and 2008, respectively. Amortization of IO is recognized as part of interest income as interest-only strips and includes $9.2 million and $5.4 million for the years ended December 31, 2009 and 2008, respectively.

(2)	Level 3 securities available for sale include non-agency and agency CMOs. OTTI is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities, which includes $0.1 million and $2.9 million for the year ended December 31, 2009 and 2008, respectively. Gain on sales of securities is recognized as part of non-interest income as net gain (loss) on investment securities including $23.8 million of the amount attributable to the unrealized gain related to those securities for the year ended December 31, 2009.

(3)	Change in fair value of servicing assets is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as servicing income (loss) for the periods presented. Capitalization of servicing assets is recognized as part of non-interest income as net gain on mortgage loan sales and fees, which includes $7.4 million for the years ended December 31, 2009 and 2008.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held on the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3

December 31, 2009
Loans receivable (1)	$196,726	$196,726
Real estate held for sale(2)	66,042	66,042

Total	$262,768	$262,768

December 31, 2008
Loans receivable(1)	$77,966	$77,966

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.
The following table summarizes total losses relating to assets (classified as Level 3) held at the reporting periods.

	Location of	Loss for the year
	Loss Recognized in the	ended December 31,
(In thousands)	Statement of Operations	2009	2008

	Provision for loan
Loans receivable(1)	and lease losses	$9,433	$13,745

Real estate held for sale(2)	Other expenses	$13,372	$—

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of December 31, 2009 and 2008, as defined by ASC 825 (SFAS No. 107), is made by the Company following ASC 820-50 (SFAS No. 157). The carrying amounts in the following disclosure are recorded in the balance sheets under the indicated captions.
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

	2009		2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$725,277	$725,277	$185,817	$185,817
Other interest-earning assets	95,000	95,000	1,700	1,700
Securities held for trading	47,726	47,726	251,877	251,877
Securities available for sale	2,789,177	2,789,177	3,429,151	3,429,151
Loans held for sale(1)	320,930	326,108	386,610	394,051
Loans receivable	5,375,034	5,015,141	5,119,693	5,117,983
Servicing assets	118,493	118,493	114,396	114,396
Financial liabilities:
Deposits	$4,643,021	$4,684,443	$4,402,772	$4,414,621
Securities sold under agreements to repurchase	2,145,262	2,213,755	1,907,447	2,010,465
Advances from FHLB	1,606,920	1,655,258	1,623,400	1,716,386
Other short-term borrowings	110,000	110,024	351,600	351,681
Loans payable	337,036	337,036	366,776	366,776
Notes payable	270,838	262,585	276,868	123,634
Derivatives(2)	12,596	12,596	15,283	15,283

(1)	Includes $128.6 million and $165.6 million for December 31, 2009 and 2008, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Includes $1.9 million and $0.2 million of derivatives held for trading purposes and $10.7 million and $15.1 million of derivatives held for purposes other than trading, for December 31, 2009 and 2008, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
41. Derivatives
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

As of December 31, 2009 and 2008, the Company had the following derivative financial instruments outstanding:

	Location in	December 31, 2009			December 31, 2008
	Statement of		Fair Value			Fair Value
(In thousands)	Financial Condition	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability

Cash Flow Hedges:
Interest rate swaps	Accrued expenses and other liabilities	$305,000	$—	$(10,691)	$345,000	$—	$(15,096)
Other Derivatives (non hedges):
Interest rate caps	Securities held for trading	270,000	777	—	270,000	287	—
Forward contracts	Securities held for trading / Accrued expenses and other liabilities	210,000	333	(1,905)	35,000	—	(187)

Total		$785,000	$1,110	$(12,596)	$650,000	$287	$(15,283)

Cash Flow Hedges
As of December 31, 2009 and 2008, the Company had $305.0 and $345.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between July 2010 and November 2012 and September 2009 to November 2012, respectively. The Company designated the mentioned pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the year ended December 31, 2009 no inefectiveness was recognized. For the year ended December 31, 2008, the Company recognized $169,880 of ineffectiveness for the interest rate swaps designated as cash flow hedges. As of December 31, 2009 and 2008, accumulated other comprehensive loss included unrealized losses on cash flow hedges of $7.6 million and $13.7 million, respectively, which the Company expects to reclassify approximately $7.2 million and $4.8 million, respectively, against earnings during the next twelve months.
Doral Financial’s interest rate swaps had weighted average receive rates of 0.25% and 2.63% and weighted average pay rates of 3.53% and 3.63% at December 31, 2009 and 2008, respectively.
The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the years ended December 31, 2009 and 2008.

	Location of				Loss Reclassified
	Loss Reclassified			Accumulated Other	from Accumulated
	from Accumulated			Comprehensive	Other Comprehensive
	Other Comprehensive	Notional	Fair	Income (Loss) for	Loss to Income for the
(In thousands)	Loss to Income	Amount	Value	the Year Ended	Year Ended
Cash flow Hedges

December 31, 2009
Interest rate swaps	Interest expense — Advances from FHLB	$305,000	$(10,691)	$6,063	$(8,756)

December 31, 2008
Interest rate swaps	Interest expense — Advances from FHLB	$345,000	$(15,096)	$(13,115)	$(2,839)

Trading and Non-Hedging Activities
The following table summarizes the total derivatives positions at December 31, 2009 and 2008, respectively, and their different designations. Also, includes net gains (losses) on derivative positions for the periods indicated.

	Location of
	Gain Recognized in	December 31, 2009
	the Consolidated	Notional	Fair	Net Gain for the
(In thousands)	Statement of Operations	Amount	Value	Year Ended
Derivatives not designated as cash flow hedges:
Interest rate swaps	Net (loss) gain on trading activities

		$—	$—	$247
Interest rate caps	Net (loss) gain on trading activities

		270,000	777	490
Forward contracts	Net (loss) gain on trading activities

		210,000	(1,572)	2,836

		$480,000	$(795)	$3,573

	Location of
	Gain Recognized in	December 31, 2008
	the Consolidated	Notional	Fair	Net Loss for the
(In thousands)	Statement of Operations	Amount	Value	Year Ended
Derivatives not designated as cash flow hedges:
Interest rate swaps	Net gain (loss) on trading activities

		$—	$—	$(143)
Interest rate caps	Net gain (loss) on trading activities

		270,000	287	(1,195)
Forward contracts	Net gain (loss) on trading activities

		35,000	(187)	(2,605)

		$305,000	$100	$(3,943)

Doral Financial held $480.0 million and $305.0 million in notional value of derivatives not designated as hedges at December 31, 2009 and 2008, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate caps agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. At December 31, 2009 and 2008, the Company had outstanding interest rate caps with a notional amount of $270.0 million.
The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line. During the second quarter of 2009, the Company entered into an additional forward contract to create an economic hedge on its MSR. The notional amount of this additional forward contract as of December 31, 2009 was $165.0 million. As of December 31, 2009 and 2008, the Company had forwards hedging its warehousing line with a notional amount of $45.0 million and $35.0 million, respectively. For the year ended December 31, 2009, the Company recorded a gain of $2.8 million, in forward contracts which included a gain of $5.2 million, related to the economic hedge on the MSR.
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
All derivative contracts to which Doral Financial is a party settled monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at December 31, 2009 and 2008 was not considered material.
42. Segment Information
The Company operates in three reportable segments: mortgage banking activities, banking (including thrift operations) and insurance agency activities. The Company’s segment reporting is organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.
During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the FINRA. As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.
On July 1, 2008, Doral International, an IBE, subject to supervision, examination and regulation by the Commissioner of Financial Institutions under the IBC Act, was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, in a transaction structured as a tax free reorganization.
On December 16, 2008, Doral Investment Doral Investment was organized to become a new subsidiary of Doral Bank PR, but is not operational.
The accounting policies followed by the segments are the same as those described in Note 2.
The following tables present net interest income, non-interest income, net income (loss) and identifiable assets for each of the Company’s reportable segments for the periods presented. This reportable structure includes the servicing assets and related income and expenses that were transferred during the third quarter of 2007 to Doral Bank PR, as a result of the Recapitalization, as part of the banking segment.

(In thousands)
	Mortgage		Insurance	Intersegment
Year Ended December 2009	Banking	Banking	Agency	Eliminations(1)	Totals

Net interest income	$14,657	$149,317	$—	$3,653	$167,627
Provision for loan and lease losses	249	53,414	—	—	53,663
Non-interest income	46,084	62,949	12,024	(33,856)	87,201
Income (loss) before income taxes	4,056	(33,451)	9,619	(22,845)	(42,621)
Net income (loss)	26,197	(32,282)	8,031	(23,090)	(21,144)
Identifiable assets	1,654,586	9,480,008	17,368	(920,010)	10,231,952

(In thousands)
	Mortgage		Institutional	Insurance	Intersegment
Year Ended December 2008	Banking	Banking	Securities	Agency	Eliminations(1)	Totals

Net interest income	$17,381	$157,977	$—	$—	$2,123	$177,481
Provision for loan and lease losses	3,334	45,522	—	—	—	48,856
Non-interest income	35,473	56,357	144	12,801	(25,246)	79,529
(Loss) income before income taxes	(15,863)	(11,655)	(129)	10,030	(14,641)	(32,258)
Net (loss) income	(186,325)	(123,402)	(141)	6,250	(14,641)	(318,259)
Identifiable assets	1,692,845	9,204,200	1,659	28,060	(787,897)	10,138,867

(In thousands)
	Mortgage		Institutional	Insurance	Intersegment
Year Ended December 2007	Banking	Banking	Securities	Agency	Eliminations(1)(2)	Totals

Net interest (loss) income	$(2,408)	$153,032	$—	$—	$3,717	$154,341
Provision for loan and lease losses	9,365	68,849	—	—	—	78,214
Non-interest income	188,244	(97,124)	664	9,545	(176,726)	(75,397)
Income (loss) before income taxes	30,947	(170,489)	376	5,268	(168,864)	(302,762)
Net income (loss)	159,469	(165,142)	416	3,213	(168,864)	(170,908)
Identifiable assets	2,130,656	7,704,370	2,850	21,173	(554,671)	9,304,378

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

(2)	For the year ended December 31, 2007, intersegment eliminations included the dividend of $155.0 million paid by Doral Bank PR to the parent company as a result of the MSR transfer.
The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)
Year Ended December 31, 2009	Puerto Rico	Mainland U.S.	Eliminations	Totals

Net interest income	$159,419	$8,045	$163	$167,627
Provision for loan and lease losses	51,067	2,596	—	53,663
Non-interest income	86,200	1,273	(272)	87,201
(Loss) before income taxes	(40,296)	(2,325)	—	(42,621)
Net (loss) income	(21,699)	800	(245)	(21,144)
Identifiable assets	10,137,416	504,786	(410,250)	10,231,952

Year Ended December 31, 2008	PuertoRico	Mainland U.S.	Eliminations	Totals

Net interest income	$168,381	$8,930	$170	$177,481
Provision for loan and lease losses	48,146	710	—	48,856
Non-interest income	77,524	2,402	(397)	79,529
(Loss) income before income taxes	(37,553)	5,283	12	(32,258)
Net (loss) income	(320,811)	2,540	12	(318,259)
Identifiable assets	10,056,158	235,323	(152,614)	10,138,867

Year Ended December 31, 2007	Puerto Rico	Mainland U.S.	Eliminations	Totals

Net interest income	$140,022	$14,176	$143	$154,341
Provision (recovery) for loan and lease losses	79,246	(1,032)	—	78,214
Non-interest loss	(72,154)	(2,862)	(381)	(75,397)
Loss before income taxes	(302,301)	(441)	(20)	(302,762)
Net loss	(170,353)	(535)	(20)	(170,908)
Identifiable assets	9,274,627	132,265	(102,514)	9,304,378
43. Quarterly Results of Operations (Unaudited)
Financial data showing results for each of the quarters in 2009, 2008 and 2007 are presented below. These results are unaudited. In the opinion of management all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement have been included:

(In thousands, except per share data)	1st	2nd	3rd	4th

2009
Interest income	$116,494	$114,578	$113,403	$113,790
Net interest income	36,070	42,090	43,609	45,858
Provision for loan and lease losses	23,625	10,133	4,879	15,026
Non-interest income	1,583	19,131	26,888	39,599
(Loss) income before income taxes	(46,398)	(4,438)	6,354	1,861
Net (loss) income	(46,290)	8,216	13,209	3,721
Net (loss) income attributable to common shareholders	(54,615)	14,524	10,000	(16,865)
(Loss) earnings per common share(1)	(1.01)	0.27	0.17	(0.29)

2008
Interest income	$128,108	$135,646	$132,816	$128,104
Net interest income	39,044	48,855	47,040	42,542
Provision for loan and lease losses	4,786	10,683	7,209	26,178
Non-interest income	17,379	24,895	11,921	25,334
(Loss) income before income taxes	(2,926)	7,441	(696)	(36,077)
Net (loss) income	(2,298)	1,642	(1,756)	(315,847)
Net loss attributable to common shareholders	(10,623)	(6,683)	(10,080)	(324,172)
Loss per common share(1)	(0.20)	(0.12)	(0.19)	(6.02)

2007
Interest income	$157,248	$153,243	$134,861	$133,608
Net interest income	38,164	34,629	39,435	42,113
Provision for loan and lease losses	5,989	19,322	5,062	47,841
Non-interest income (loss)	11,628	24,897	(109,569)	(2,353)
Loss before income taxes	(31,415)	(36,415)	(148,414)	(86,518)
Net loss	(37,309)	(37,478)	(62,148)	(33,973)
Net loss attributable to common shareholders	(45,634)	(45,803)	(70,472)	(42,298)
Loss per common share(1)	(8.45)	(8.49)	(1.59)	(0.79)

(1)	For each of the quarters in 2009, 2008 and 2007, (loss) earnings per common share represents the basic and diluted loss per common share.

44. Doral Financial Corporation (Holding Company Only) Financial Information
The following condensed financial information presents the financial position of the holding company only as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009.

Doral Financial Corporation
(Parent Company Only)
Statements of Financial Condition	As of December 31,
(In thousands)	2009	2008
Assets:
Cash and cash equivalents	$44,423	$39,216
Investment securities:
Trading securities, at fair value	45,723	52,179
Securities available for sale, at fair value	53,736	105,622

Total investment securities	99,459	157,801

Loans held for sale, at lower of cost or market	142,315	166,047
Loans receivable, net	362,402	458,053
Premises and equipment, net	3,559	4,951
Real estate held for sale, net	41,097	33,792
Deferred tax asset	94,649	84,423
Other assets	49,116	60,945
Investments in subsidiaries, at equity	629,334	541,342

Total assets	$1,466,354	$1,546,570

Liabilities and Stockholders’ Equity:
Loans payable	$337,036	$366,776
Notes payable	223,818	228,933
Accounts payable and other liabilities	30,456	45,690
Stockholders’ equity	875,044	905,171

Total liabilities and stockholders’ equity	$1,466,354	$1,546,570

Doral Financial Corporation
(Parent Company Only)
Statements of Operations	For the years ended December 31,
(In thousands)	2009	2008	2007
Income:
Dividends from subsidiaries	$18,000	$—	$165,059
Interest income	41,774	64,062	83,744
Net credit related OTTI losses	(1,191)	(920)	—
Net gain on mortgage loan sales and fees	68	305	4,163
Net gain (loss) on trading activities	2,780	5,853	(11,401)
Net gain (loss) on investment securities	953	143	(5,540)
Servicing (loss) income (net of mark-to-market)	(466)	(869)	19,886
Other income	119	102	120

Total income	$62,037	$68,676	$256,031

Expenses:
Interest expense	$27,298	$44,699	$87,394
Loan servicing, administrative and general expenses	36,225	39,087	123,457
Provision for loan and lease losses	249	3,334	9,365

Total expenses	63,772	87,120	220,216

(Loss) gain before income taxes	(1,735)	(18,444)	35,815
Income tax (benefit) expense	(22,855)	176,165	(154,539)
Equity in undistributed losses of subsidiaries	(42,264)	(123,650)	(361,262)

Net loss	$(21,144)	$(318,259)	$(170,908)

Doral Financial Corporation
(Parent Company Only)
Statements of Cash Flows	Year ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net loss	$(21,144)	$(318,259)	$(170,908)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of subsidiaries	24,264	123,650	196,203
Depreciation and amortization	511	1,346	2,429
Mark-to-market adjustment	—	—	6,279
Provision for loan and lease losses	249	3,334	9,365
Provision for claim receivable	—	8,640	—
Stock-based compensation recognized	94	91	4,483
Deferred tax (benefit) provision	(9,926)	175,915	(155,545)
Gain on sale of premises and equipment	(67)	—	—
Gain on sale of assets to be disposed of by sale	—	(23)	—
Amortization of premium/discount on loans, investments	2,738	(659)	(446)
Originations and purchases of loans held for sale	—	—	(38,640)
Principal repayments and sales of loans held for sale	58,283	36,315	106,894
Net OTTI losses	1,191	920	—
(Gain) loss on securities	(953)	(137)	5,631
Unrealized (gain) loss on trading securities	—	(209)	7,696
Decrease in trading securities	—	2,023	105,578
Amortization and net (gain) loss in fair value of IOs	6,456	(251)	(2,002)
Dividends received from subsidiaries	18,000	—	165,059
Decrease in prepaid expenses and other assets	3,585	184,852	199,667
Decrease in accounts payable and other liabilities	(22,750)	(9,163)	(415,138)

Total adjustments	81,675	526,644	197,513

Net cash provided by operating activities	60,531	208,385	26,605

Cash flows from investing activities:
Principal repayments and maturities of securities held to maturity	$—	$—	$1,075
Purchases of securities available for sale	(43,953)	(254,089)	—
Principal repayments and sales of securities available for sale	106,424	(27,846)	170,593
Net decrease (increase) of loans receivables	29,715	108,637	(2,059)
Additions to premises and equipment	(5)	—	(904)
Proceeds from sales of premises and equipment	573	801	2,444
Proceeds from assets to be disposed of by sale	—	544	—
Proceeds from sales of real estate held for sale	18,946	16,589	7,010
Proceeds from sale of servicing assets	—	—	7,000
Return of investment	(118,545)	(182,937)	35,939

Net cash (used in) provided by investing activities	(6,845)	(338,301)	221,098

Cash flows from financing activities:
Decrease in securities sold under agreements to repurchase	$—	$(7,035)	$(55,852)
Decrease in loans payable	(29,740)	(35,925)	(41,742)
Decrease in notes payable	(5,442)	(5,037)	(641,163)
Issuance of common stock, net	—	—	610,000
Payment associated with conversion of preferred stock	(4,972)
Dividends paid	(8,325)	(33,299)	(33,299)

Net cash used in financing activities	(48,479)	(81,296)	(162,056)

Net increase (decrease) in cash and cash equivalents	5,207	(211,212)	85,647
Cash and cash equivalents at beginning of year	39,216	250,428	164,781

Cash and cash equivalents at the end of year	$44,423	$39,216	$250,428

During 2009 and 2008, the parent company contributed capital amounting to $119.8 million and $182.9 million, respectively, to Doral Bank PR. This capital infusion was approved by the Board of Directors of Doral Financial.

During 2009, the parent company received dividends amounting to $18.0 million from Doral Insurance. During 2007, the parent company received dividends amounting to $165.1 million from Doral Bank PR and Doral Bank NY.
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
Savings banks, such as Doral Bank NY, that meet all applicable capital requirements may make distributions in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income from the preceding two years, without an application to the OTS. See Note 4, for additional information regarding restrictions to pay dividends.
45. Subsequent Events
Preferred stock exchange. The Company’s Board of Directors approved an offering to exchange a stated amount of its newly issued common stock, par value $0.01 per share, for its outstanding shares of (i) 4.75% Perpetual Cumulative Convertible Preferred Stock; (ii) 7.00% Noncumulative Monthly Income Preferred Stock, Series A; (iii) 8.35% Noncumulative Monthly Income Preferred Stock, Series B; and (iv) 7.25% Noncumulative Monthly Income Preferred Stock, Series C in February 2010. The offer to exchange commenced in February 10, 2010 and expires on March 12, 2010.