Form 10-Q
period 2010-03-31
DORAL FINANCIAL CORP
filed 2010-05-10
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 67,283,370 outstanding as of April 30, 2010.

DORAL FINANCIAL CORPORATION
INDEX PAGE

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
(Dollars in thousands, except for share data)	2010	2009
ASSETS
Cash and due from banks	$312,190	$725,277

Other interest-earning assets	48,772	95,000

Securities held for trading, at fair value	44,600	47,726
Securities available for sale, at fair value (includes $1,306,670 and $1,402,906 pledged as collateral at March 31, 2010, and December 31, 2009, respectively, that may be repledged)	2,099,336	2,789,177
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	110,354	126,285

Total investment securities	2,254,290	2,963,188

Loans:
Loans held for sale, at lower of cost or market	335,761	320,930
Loans receivable	5,506,413	5,516,891
Less: Unearned interest	(919)	(1,083)
Less: Allowance for loan and lease losses	(147,481)	(140,774)

Total net loans receivable	5,358,013	5,375,034

Total loans, net	5,693,774	5,695,964

Accounts receivable	123,929	60,478
Mortgage-servicing advances	30,361	19,592
Accrued interest receivable	41,603	41,866
Servicing assets, net	118,236	118,493
Premises and equipment, net	99,768	101,437
Real estate held for sale, net	100,345	94,219
Deferred tax asset (“DTA”)	131,477	131,201
Receivables from brokers/dealers	587,493	—
Other assets	170,650	185,237

Total assets	$9,712,888	$10,231,952

LIABILITIES
Deposits:
Non-interest-bearing deposits	$225,270	$353,516
Interest-bearing deposits	4,360,939	4,289,505

Total deposits	4,586,209	4,643,021
Securities sold under agreements to repurchase	1,909,000	2,145,262
Advances from FHLB	1,472,920	1,606,920
Other short-term borrowings	—	110,000
Loans payable	329,706	337,036
Notes payable	269,496	270,838
Accrued expenses and other liabilities	283,206	243,831

Total liabilities	8,850,537	9,356,908

Commitments and contingencies (Please refer to Notes 26 and 27)

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at March 31, 2010 (7,500,850 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2009):

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	$148,700	$197,388
Perpetual cumulative convertible preferred stock	203,382	218,040
Common stock, $0.01 par value; 300,000,000 shares authorized; 67,283,370 shares issued and outstanding at March 31, 2010 (97,500,000 shares authorized and 62,064,304 shares issued and outstanding at December 31, 2009)	673	621
Additional paid-in capital	1,047,387	1,010,661
Legal surplus	23,596	23,596
Accumulated deficit	(442,563)	(463,781)
Accumulated other comprehensive loss, net of income tax benefit of $19,899 and $18,328 at March 31, 2010 and December 31, 2009, respectively	(118,824)	(111,481)

Total stockholders’ equity	862,351	875,044

Total liabilities and stockholders’ equity	$9,712,888	$10,231,952

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands, except for per share data)	2010	2009
Interest income:
Loans	$81,433	$81,588
Mortgage-backed securities (“MBS”)	23,247	27,381
Interest-only strips (“IOs”)	1,543	1,628
Investment securities	865	4,907
Other interest-earning assets	2,140	990

Total interest income	109,228	116,494

Interest expense:
Deposits	26,700	38,207
Securities sold under agreements to repurchase	18,024	17,232
Advances from FHLB	13,973	16,014
Other short-term borrowings	11	436
Loans payable	1,649	3,309
Notes payable	5,110	5,226

Total interest expense	65,467	80,424

Net interest income	43,761	36,070

Provision for loan and lease losses	13,921	23,625

Net interest income after provision for loan and lease losses	29,840	12,445

Non-interest income:
Total other-than-temporary impairment (“OTTI”) losses	(46,912)	—
Portion of loss recognized in other comprehensive income (before taxes)	33,653	—

Net credit related OTTI losses	(13,259)	—

Net gain on mortgage loan sales and fees	2,566	1,719
Net gain (loss) on trading activities	1,774	(7,328)
Net gain (loss) on investment securities	26,414	(13)
Net loss on early repayment of debt	(476)	—
Servicing income (loss) (net of mark-to-market adjustment)	6,744	(2,775)
Commissions, fees and other income	12,821	9,980

Total non-interest income	36,584	1,583

Non-interest expenses:
Compensation and benefits	16,435	22,828
Taxes, other than payroll and income taxes	2,564	2,488
Advertising	1,498	1,448
Professional services	13,792	6,127
Communication expenses	3,944	4,408
EDP expenses	3,779	3,616
Occupancy expenses	3,981	4,001
Office expenses	1,285	1,466
Depreciation and amortization	3,147	3,453
FDIC insurance expense	5,191	1,937
Other real estate owned (“OREO”) losses and other related expenses	4,597	1,188
Other	7,185	7,466

Total non-interest expenses	67,398	60,426

Loss before income taxes	(974)	(46,398)
Income tax expense (benefit)	2,529	(108)

Net loss	$(3,503)	$(46,290)

Net income (loss) attributable to common shareholders	$21,218	$(54,615)

Net income (loss) per common share(1)(2)	$0.34	$(1.01)

(1)	For the quarters ended March 31, 2010 and 2009, net income (loss) per common share represents both the basic and diluted income (loss) per common share, respectively, for each of the periods presented. Refer to Note 29 for additional information regarding net income (loss) attributable to common shareholders.

(2)	For the quarter ended March 31, 2010, net income (loss) per common share included $26.6 million related to the effect of the preferred stock exchange. Refer to Note 29 for additional information.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	QUARTERS ENDED MARCH 31,
(In thousands)	2010	2009
PREFERRED STOCK:
Balance at beginning of period	$415,428	$573,250
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	(48,687)	—
Cumulative convertible	(14,659)	—

Balance at end of period	352,082	573,250

COMMON STOCK:
Balance at beginning of period	621	538
Common stock issued/converted:
Noncumulative nonconvertible	40	—
Cumulative convertible	12	—

Balance at end of period	673	538

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	1,010,661	849,172
Stock-based compensation recognized	17	51
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	17,010	—
Cumulative convertible	19,699	—

Balance at end of period	1,047,387	849,223

LEGAL SURPLUS	23,596	23,596

ACCUMULATED DEFICIT:
Balance at beginning of period	(463,781)	(418,168)
Net loss	(3,503)	(46,290)
Cash dividend accrued on preferred stock	(1,864)	—
Effect of conversion of preferred stock:
Noncumulative nonconvertible	31,637	—
Cumulative convertible	(5,052)	—
Cash dividends paid on preferred stock	—	(8,325)

Balance at end of period	(442,563)	(472,783)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(111,481)	(123,217)
Other comprehensive loss, net of deferred tax	(7,343)	(12,708)

Balance at end of period	(118,824)	(135,925)

Total stockholders’ equity	$862,351	$837,899

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	QUARTERS ENDED
	MARCH 31,
(In thousands)	2010	2009
Net loss	$(3,503)	$(46,290)

Other comprehensive income (loss), before tax:

Unrealized losses on securities arising during the period	30,758	(16,381)
Non-credit portion of OTTI losses	(33,653)	—
Reclassification of realized (gains) losses included in net loss	(7,577)	13

Other comprehensive loss on investment securities, before tax	(10,472)	(16,368)

Income tax benefit related to investment securities	1,571	2,455

Other comprehensive loss on investment securities, net of tax	(8,901)	(13,913)

Other comprehensive income on cash flow hedges(1)	1,558	1,205

Other comprehensive loss	(7,343)	(12,708)

Comprehensive loss	$(10,846)	$(58,998)

Accumulated other comprehensive loss, net of tax

Other comprehensive loss on investment securities	$(24,146)	$(123,443)
Other comprehensive loss on investment securities on which OTTI has been recognized	(88,612)	—

Total other comprehensive loss on investment securities	(112,758)	(123,443)
Other comprehensive loss on cash flow hedge(1)	(6,066)	(12,482)

Total accumulated other comprehensive loss, net of tax	$(118,824)	$(135,925)

(1)	For the quarters ended March 31, 2010 and 2009, other comprehensive loss on cash flow hedges includes $2.4 million and $4.9 million related to a deferred tax asset valuation allowance.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	QUARTERS ENDED
	MARCH 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(3,503)	$(46,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	17	51
Depreciation and amortization	3,147	3,453
Mark-to-market adjustment of servicing assets	2,004	11,353
Deferred tax expense (benefit)	2,253	(1,163)
Provision for loan and lease losses	13,921	23,625
Net premium amortization (discount accretion) on loans, investment securities and debt	5,357	(2,885)
Origination and purchases of loans held for sale	(73,862)	(106,449)
Principal repayments and sales of loans held for sale	172	51,240
Gain on securities	(27,296)	(3,841)
Net OTTI losses	13,259	—
Net loss on early repayment of debt	476	—
Unrealized loss on trading securities	97	9,476
Purchases of securities held for trading	—	(175,574)
Principal repayment and sales of securities held for trading	78,524	287,539
Amortization and net (gain) loss in the fair value of IOs	2,139	2,435
Unrealized loss on derivative instruments	1,070	384
Increase in derivative instruments	(1,411)	—
Increase in accounts receivable	(63,451)	(1,934)
Increase in mortgage servicing advances	(10,769)	(552)
Decrease in accrued interest receivable	263	4,183
Decrease in other assets	63,525	14,744
Increase (decrease) in accrued expenses and other liabilities	78,095	(1,675)

Total adjustments	87,530	114,410

Net cash provided by operating activities	84,027	68,120

Cash flows from investing activities:
Purchases of securities available for sale	(823,072)	(390,111)
Principal repayment and sales of securities available for sale	921,925	447,012
Increase in FHLB stock	15,931	3,510
Originations, purchases and repurchases of loans receivable	(225,294)	(135,890)
Principal repayment of loans receivable	154,618	58,920
Proceeds from sales of servicing assets	30	—
Purchases of premises and equipment	(1,922)	(2,910)
Proceeds from sales of real estate held for sale	6,977	7,880

Net cash provided by (used in) investing activities	49,193	(11,589)

Cash flows from financing activities:
Decrease in deposits	(56,812)	(351,530)
(Decrease) increase in securities sold under agreements to repurchase	(236,737)	39,577
Proceeds from advances from FHLB	575,000	215,000
Repayment of advances from FHLB	(709,000)	(238,000)
Proceeds from other short-term borrowings	60,000	1,091,000
Repayment of other short-term borrowings	(170,000)	(711,600)
Repayment of secured borrowings	(7,330)	(5,845)
Repayment of notes payable	(1,428)	(1,321)
Dividends paid	—	(8,325)

Net cash (used in) provided by financing activities	(546,307)	28,956

Net (decrease) increase in cash and cash equivalents	$(413,087)	$85,487
Cash and cash equivalents at beginning of period	725,277	187,517

Cash and cash equivalents at the end of period	$312,190	$273,004

Cash and cash equivalents includes:
Cash and due from banks	$312,190	$212,634
Other interest-earning assets	—	60,370

	$312,190	$273,004

Supplemental schedule of non-cash activities:
Loan securitizations	$77,641	$95,231

Loans foreclosed	$16,332	$17,580

Reclassification of loans held for sale to loans receivable	$210	$—

Capitalization of servicing assets	$1,777	$1,383

Supplemental information for cash flows:
Cash used to pay interest	$68,215	$89,456

Cash used to pay income taxes	$1,015	$962

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations and Basis of Presentation
Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking (including thrift operations), mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates three wholly-owned subsidiaries, Doral Mortgage LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2005.
In the past the Company operated an institutional securities business through Doral Securities, Inc. (“Doral Securities”), a wholly-owned subsidiary of Doral Financial. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.
On December 16, 2008, Doral Investment International LLC (“Doral Investment”) was organized to become a new subsidiary of Doral Bank PR, but is not operational.
The accompanying Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s annual audited Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
On March 12, 2010, the Company’s stockholders approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 97,500,000 to 300,000,000. A proposal to issue 16,500,000 shares of the Company’s common stock, in connection with the Company’s proposed exchange offer of preferred stock for common stock was also approved. Refer to Note 29.
Certain amounts reflected in the 2009 Consolidated Financial Statements have been reclassified to conform with the presentation for 2010.
The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

2. Recent Accounting Pronouncements
Accounting Standard Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 210-06”). In January 2010, the FASB issued ASU No. 2010-06, an amendment to Subtopic 820-10 Fair Value Measurements and Disclosures-Overall, to improve required disclosures and increase transparency in financial reporting. This ASU requires new disclosures in: i) transfers in and transfers out of Levels 1 and 2 fair value measurements; and ii) activity (purchases, sales, issuances and settlements) in Level 3 fair value measurements. It also provides amendments to existing disclosures related to: i) level of disaggregation, ii) disclosures about inputs and valuation techniques, and iii) amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.
The new disclosures and clarifications to existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This ASU was adopted by the Company effective January 1, 2010, with no significant impact on the financial statements. Management does not expect prospective disclosures to have a material effect on the financial statements as a result of this update.
Accounting Standard Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09” ). In February 2010, the FASB issued ASU No. 2010-09, an amendment to Topic 855 Subsequent Events, to address potentially conflicting interactions of the requirements in this Topic with the SEC’s reporting requirements. This update amends Topic 855 as follows: i) an entity that either is a SEC filer or a conduit bond obligor is required to evaluate subsequent events through the date that the financial statements are issued, if the entity does not meet either of these criteria then it should evaluate subsequent events through the date the financial statements are available to be issued; and ii) an SEC filer is not required to disclose the date through which subsequent events have been evaluated. All amendments in this ASU are effective upon issuance of this ASU, except for the use of the issued date for conduit debt obligors which effective date is for interim and annual periods ending after June 15, 2010. The Company’s subsequent events disclosure reflects the new guidance.
Accounting Standard Update No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). In March 2010, the FASB issued ASU No. 2010-11, to clarify the practice of the embedded credit derivative scope exception in Topic 815, Derivatives and Hedging. The amendment in this ASU addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations are considered to be embedded derivatives that should not be analyzed under Topic 815 for potential bifurcation and separate accounting.
The amendment in this ASU is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each first fiscal quarter beginning after the issuance of this ASU. Management does not expect any effect on the financial statements as a result of this update.
Changes in Accounting Standards Adopted in the Financial Statements
ASC 810, Consolidation,( previously SFAS No. 167, Amendments to FASB Interpretation No. 46R) — In June 2009, the FASB issued ASC 810, to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement carries forward the scope of ASC 810, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in ASC 860, Transfers and Servicing.
This Statement became effective as of January 1, 2010. Earlier application was prohibited. Management adopted the accounting and disclosure requirements for reporting period beginning January 1, 2010. For more details refer to Note 32.
ASC 860, Transfer and Servicing (previously SFAS No.166) - In June 2009, the FASB issued ASC 860 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 became effective as of January 1, 2010. Earlier application was prohibited. ASC 860 was evaluated and adopted by the Company, such adoption, did not have a significant impact on the financial statements.
3. Cash and due from banks
At March 31, 2010 and December 31, 2009, the Company’s cash amounted to $312.2 million and $725.3 million, respectively.
As of March 31, 2010 and December 31, 2009, the Company’s cash balances included interest bearing balances with the Federal Reserve of $115.3 million and $658.8 million, respectively, and with the Federal Home Loan Bank of $161.5 million and $26.9 million, respectively.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $211.7 million and $153.8 million as of March 31, 2010 and December 31, 2009, respectively.
4. Other Interest-Earning Assets
At March 31, 2010 and December 31, 2009, the Company’s other interest-earning assets totaled $48.8 million and $95.0 million, respectively. Other interest earning assets includes money market investments, securities purchased under agreements to resell, cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions, among others.
5. Securities Held for Trading
The following table summarizes Doral Financial’s securities held for trading as of March 31, 2010 and December 31, 2009.

SECURITIES HELD FOR TRADING

(In thousands)	MARCH 31, 2010	DECEMBER 31, 2009
Mortgage-Backed Securities	$796	$893
Variable Rate IOs	43,235	45,342
Fixed Rate IOs	349	381
Derivatives(1)	220	1,110

Total	$44,600	$47,726

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $395.0 million as of March 31, 2010 and $480.0 million as of December 31, 2009. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of March 31, 2010 and December 31, 2009, weighted-average yield of securities held for trading, including IOs, was 13.39% and 12.02%, respectively.

6. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of March 31, 2010 and December 31, 2009.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2010

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
Mortgage-Backed Securities
GNMA
Due from one to five years	$73	$5	$—	$78	6.67%
Due over ten years	78,780	375	—	79,155	3.50%

FHLMC and FNMA
Due from five to ten years	555,094	533	4,536	551,091	3.13%
Due over ten years	408,008	1,544	2,081	407,471	2.52%

CMOs Government and Government Sponsored Agencies
Due from five to ten years	40,412	374	167	40,619	3.80%
Due over ten years	710,906	9,964	3,977	716,893	3.51%

Non-Agency CMOs
Due over ten years	394,955	—	133,826	261,129	3.02%

Debt Securities
FNMA Notes
Due within one year	3,139	43	—	3,182	3.37%

P.R. Housing Bank
Due from five to ten years	645	15	—	660	4.92%
Due over ten years	1,980	24	—	2,004	5.49%

Other
Due from one to five years	35,000	194	—	35,194	5.50%
Due over ten years	3,000	—	1,140	1,860	5.80%

	$2,231,992	$13,071	$145,727	$2,099,336	3.19%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2009

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
Mortgage-Backed Securities
GNMA
Due from one to five years	85	7	—	92	6.67%
Due over ten years	93,586	745	61	94,270	3.65%

FHLMC and FNMA
Due from five to ten years	302	13	—	315	4.83%
Due over ten years	804,441	19,829	676	823,594	4.45%

CMO Government Sponsored Agencies
Due from five to ten years	57,584	690	175	58,099	3.73%
Due over ten years	1,424,235	12,663	6,984	1,429,914	3.48%

Non-Agency CMOs
Due over ten years	418,299	—	147,699	270,600	3.03%

Debt Securities
FHLB Notes
Due within one year	2,056	17	—	2,073	4.16%

FNMA Notes
Due within one year	46,064	85	—	46,149	0.89%

P.R. Housing Bank
Due from five to ten years	645	16	—	661	4.92%
Due over ten years	1,980	37	—	2,017	5.49%

Other
Due within one year	6,538	62	—	6,600	4.26%
Due from one to five years	47,548	388	—	47,936	5.31%
Due from five to ten years	5,000	207	—	5,207	5.50%
Due over ten years	3,000	—	1,350	1,650	5.80%

	$2,911,363	$34,759	$156,945	$2,789,177	3.68%

7. Investments in an Unrealized Loss Position
The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

SECURITIES AVAILABLE FOR SALE

	As of March 31, 2010
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
FNMA/FHLMC	25	$612,795	$6,617	—	—	—	25	$612,795	$6,617
CMOs Government and Government Sponsored Agencies	5	241,690	3,977	1	1,854	167	6	243,544	4,144
Non-Agency CMOs	—	—	—	12	261,129	133,826	12	261,129	133,826
Debt Securities
Other	—	—	—	1	1,860	1,140	1	1,860	1,140

	30	$854,485	$10,594	14	$264,843	$135,133	44	$1,119,328	$145,727

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2010
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	1	$49,255	$61	—	$—	$—	1	$49,255	$61
FNMA/FHLMC	5	162,454	676	—	—	—	5	162,454	676
CMO Government and Government Sponsored Agencies	9	403,114	7,159	—	—	—	9	403,114	7,159
Non-Agency CMOs	1	2,163	233	11	268,437	147,466	12	270,600	147,699
Debt Securities
Other	—	—	—	1	1,650	1,350	1	1,650	1,350

	16	$616,986	$8,129	12	$270,087	$148,816	28	$887,073	$156,945

The securities held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio consists primarily of AAA rated debt securities, except for the Non-Agency Collateralized Mortgage Obligations (“CMO”).
The Company adopted Accounting Standard Codification (“ASC”) 320-10-65, Investments-Debt and Equity Securities/Transition and Open Effective Date Information, (previously FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), effective April 1, 2009. ASC 320-10-65 requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:
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
As a result of its review of the portfolio as of March 31, 2010, the Company performed a detailed cash flow analysis to assess whether any of the securities were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.
During the quarter ended March 31, 2010, it was determined that six securities reflected OTTI. Five of these securities are subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans. The characteristics of these six securities that led to the OTTI conclusion included: i) the cumulative level and estimated future delinquency levels, ii) the effect of severely delinquent loans on forecasted defaults, iii) the cumulative severity and expected severity in resolving the defaulted loans, and iv) the current subordination of the securities that resulted in the present value of the forecast cash flows being less than the cost basis of the security. Management estimated that credit losses of $13.3 million had been incurred on these securities with an amortized cost of $313.9 million as of March 31, 2010. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.
Non-Agency CMOs also include P.R. Non-Agency CMOs with a market value of $7.6 million that are comprised of subordinated tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounted for these investments under the guidance of ASC 325-40, Investments — Other/Beneficial Interest in Securitized Financial Assets, (previously EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF No. 99-20”)), as amended by FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20). One security from the P.R. Non-Agency CMO portfolio with an amortized cost of $8.2 million reflected a minimum OTTI loss during the first quarter of 2010. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.
Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the impact of inflationary pressures on the consumer, the high rate of unemployment and general recessionary condition on the Island, has resulted in higher default and loss estimates on the P.R. Non-Agency CMOs bonds. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds.
As of March 31, 2010, the Company did not intend to sell the securities which it has judged to be OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the present value of estimated future cash flows is recorded as a credit related OTTI of the securities. During April 2010, to facilitate the bid on certain FDIC assisted transactions, Doral decided to sell the non-agency bonds. For further information see Note 34.

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
The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at March 31, 2010:

	As of			Quarter Ended
	March 31, 2010			March 31, 2010
	Amortized
	Cost (After				OTTI
	Credit	Gross		OTTI	Related to	Total
	Related	Unrealized	Fair	Related to	Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Value	Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$305,759	$100,590	$205,169	$13,257	$33,653	$46,910
P.R. Non-Agency CMOs	8,179	3,660	4,518	2	—	2

	$313,937	$104,250	$209,687	$13,259	$33,653	$46,912

There was no OTTI recognized for the quarter ended March 31, 2009.
The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive loss:

	QUARTER ENDED
	MARCH 31,
(In thousands)	2010	2009
Balance beginning of period	$28,497	$920
Additions:
Credit losses for which OTTI was not previously recognized	1,301	—
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	11,958	—

Balance at end of period	$41,756	$920

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

8. Pledged Assets
At March 31, 2010 and December 31, 2009, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

(In thousands)	MARCH 31, 2010	DECEMBER 31, 2009
Securities available for sale	$1,826,385	$2,498,149
Loans held for sale	137,559	143,111
Loans receivable	2,057,917	2,072,242

Total pledged assets	$4,021,861	$4,713,502

9. Loans Held for Sale
Loans held for sale consisted of the following:

(In thousands)	MARCH 31, 2010	DECEMBER 31, 2009
Conventional single family residential loans	$123,505	$137,134
FHA/VA loans	180,972	151,187
Commercial loans to financial institutions	16,312	17,059
Commercial real estate loans	14,972	15,550

Total loans held for sale (1)	$335,761	$320,930

(1)	At March 31, 2010 and December 31, 2009, the loans held for sale portfolio includes $1.1 million for each period related to interest-only loans.
At March 31, 2010 and December 31, 2009, loans held for sale amounting to $137.6 million and $143.1 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At March 31, 2010 and December 31, 2009, the loans held for sale portfolio included $164.9 million and $128.6 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by the Federal Housing Administration (“FHA”). In December 2009, the Company repurchased $118.3 million of GNMA defaulted loans. These loans were classified as held for investment.
As of March 31, 2010 and December 31, 2009, the Company had a net deferred origination fee on loans held for sale amounting to approximately $0.8 million and $84,000, respectively.

10. Loans Receivable
Loans receivable consisted of the following:

	MARCH 31, 2010		DECEMBER 31, 2009
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$405,772	7%	$452,386	8%
Residential mortgage loans(2)	3,837,885	69%	3,859,276	70%
Commercial — secured by real estate	729,604	13%	740,429	13%
Consumer — other:
Personal loans	22,200	1%	25,164	1%
Auto loans	25	0%	30	0%
Credit cards	21,679	1%	22,802	0%
Overdrawn checking accounts	634	0%	599	0%
Revolving lines of credit	21,387	1%	22,062	0%
Lease financing receivables	11,228	0%	13,656	0%
Commercial non-real estate	347,818	6%	312,352	6%
Loans on savings deposits	3,059	0%	3,249	0%
Land secured	140,352	2%	100,450	2%

Loans receivable, gross(3)	5,541,643	100%	5,552,455	100%

Less:
Discount on loans transferred(4)	(12,025)		(13,190)
Unearned interest	(919)		(1,083)
Deferred loan fees/costs, net	(23,205)		(22,374)
Allowance for loan and lease losses	(147,481)		(140,774)

	(183,630)		(177,421)

Loans receivable, net	$5,358,013		$5,375,034

(1)	Includes $264.2 million and $276.2 million of construction loans for residential housing projects as of March 31, 2010 and December 31, 2009, respectively. Also includes $141.6 million and $176.2 million of construction loans for commercial, condominiums and multifamily projects as of March 31, 2010 and December 31, 2009, respectively.

(2)	Includes $552.6 million and $574.9 million of balloon loans, as of March 31, 2010 and December 31, 2009, respectively.

(3)	Includes $371.0 million and $388.2 million of interest-only loans, as of March 31, 2010 and December 31, 2009, respectively.

(4)	Related to $1.4 billion of loans transferred during 2007, from the loans held for sale portfolio to the loans receivable portfolio. As of March 31, 2010 and December 31, 2009, the outstanding balance of these loans transferred was $1.1 billion for both periods.
As of March 31, 2010 and December 31, 2009, loans held for investment totaling $189.7 million and $181.3 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales and fees when the loan is sold or securitized into MBS. In the case of loans held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with ASC 310-20, Receivables / Nonrefundable Fees and Other Costs, (previously SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases). As of March 31, 2010 and December 31, 2009, the Company had a net deferred origination fee on loans receivable amounting to approximately $23.2 million and $22.4 million, respectively.

11. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	QUARTERS ENDED
	MARCH 31,
(In thousands)	2010	2009
Balance at beginning of period	$140,774	$132,020
Provision for loan and lease losses	13,921	23,625
Losses charged to the allowance	(7,650)	(11,970)
Recoveries	436	225

Balance at end of period	$147,481	$143,900

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
The following table summarizes the Company’s loans individually reviewed for impairment and the related allowance:

(In thousands)	MARCH 31, 2010	DECEMBER 31, 2009
Impaired loans with allowance	$447,023	$346,145
Impaired loans without allowance	130,330	184,601

Total impaired loans	$577,353	$530,746

Related allowance	$67,321	$48,223
Average impaired loan portfolio	$554,050	$449,741
Doral Financial records an allowance for all performing loans and for non-performing small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $1.0 million) on a group basis under the provision of ASC 450-20-25, Contingencies-Loss Contingencies/Recognition, (previously SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”)). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
The Company discontinues accrual of interest on loans more than 90 days delinquent in repayment of principal or interest, except for the revolving lines of credit and credit cards that are still accruing until 180 days delinquent, Federal Housing Administration, Farmers Home Administration and Veterans Administration guaranteed loans until 300 days delinquent. As of March 31, 2010 and December 31, 2009, the

Company had loans receivable and loans held for sale, including impaired loans, on which the accrual of interest income had been discontinued, totaling approximately $903.9 million and $848.3 million, respectively. As of March 31, 2010 and December 31, 2009, non-performing loans (“NPL”) include $438.9 million and $408.0 million, respectively, of residential mortgage loans that were not deemed as impaired loans for each of the corresponding periods. For the quarter ended March 31, 2010, the Company would have recognized $6.9 million in additional interest income had all delinquent loans been accounted for on an accrual basis.
During the second quarter of 2009, the Company launched a loss mitigation program (the “Special Repayment Plan”) for customers whose monthly net cash flows have been reduced and cannot continue to make their mortgage payments. The Special Repayment Plan lowers the monthly payment of qualifying loans through the extension of the remaining maturity by 10 years and, in some cases, a decrease of the interest rate. The program, which is similar in nature to the Home Affordable Modification Program (“HAMP”) launched by the U.S. government, does not engage in a formal modification of the mortgage note; it simply enters into a legally binding payment plan with the customer that is valid through the end of the loan or a subsequent default, whichever occurs first. The Special Repayment Plan was designed to comply with all laws and regulations.
For purposes of the allowance for loan and lease losses and the related provision, the Company has made the determination that the Special Repayment Plan fits under the definition of Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40, Receivables-Troubled Debt Restructuring by Creditors and ASC 470-60, Debt-Troubled Restructuring by Debtors, (previously SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS No. 15”)). Such restructures are identified as TDRs and accounted for based on the provisions of ASC 310-10 (previously SFAS No. 114). Under ASC 310-40-35, once restructured, TDRs are to be considered impaired and treated for allowance for loan and lease losses purposes following the guidelines of ASC 310-10-35. Under an impairment analysis of discounted cash flows, these loans would yield a present value equal to their Unpaid Principal Balance (“UPB”), and accordingly, require no additional allowance for loan and lease losses. The Company performs cash flow analysis for these loans in which expected monthly payments are calculated using the new amortization schedules and interest rates are discounted using the loans’ original rate. Any identified impairment results in the recognition of a provision for loan and lease losses. For purposes of determining the allowance for loan and lease losses, the Company has made the determination to include these restructured loans in the regular pool in accordance with ASC 450-20-25 (previously SFAS No. 5). Once the underlying borrowers have proven the capacity to stay current in their payment for three additional months their delinquency status for purposes of determining the allowance for loan and lease losses is adjusted to their current status.
The following table summarizes information regarding the Company’s outstanding TDRs for the period indicated and the amount of such loans that are 90 days or more delinquent after they were restructured.

	March 31, 2010
		90 days and over
(In thousands)	TDRs	delinquency
Residential mortgage loans	$461,909	$107,438
Construction loans (including land)	117,497	97,675
Commercial loans	55,430	23,650
Consumer loans	1,474	91

Total TDRs	$636,310	$228,854

As of March 31, 2010, construction TDRs included an outstanding principal balance of $44.2 million with commitments to disburse additional funds of $13.1 million.

12. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and common stockholders controlling 5% or more of our outstanding common stock for the periods indicated.

(In thousands)	MARCH 31, 2010	DECEMBER 31, 2009
Balance at beginning of period	$2,840	$2,579
New loans	—	3,178
Repayments	(19)	(2,129)
Loans of former officers	—	(788)

Balance at end of period (1)	$2,821	$2,840

(1)	At March 31, 2010 and December 31, 2009, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At March 31, 2010 and December 31, 2009, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $2.7 million in both periods.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the quarters ended March 31, 2010 and 2009 amounted to $0.6 million and $0.3 million, respectively.
For the quarter ended March 31, 2010, the Company assumed approximately $9,000, compared to $0.2 million for the corresponding 2009 period, of the professional services expense related to Doral Holdings.
13. Accounts Receivable and Other Assets
The Company’s accounts receivable amounted to $123.9 million and $60.5 million as of March 31, 2010 and December 31, 2009, respectively. Total accounts receivable included $15.6 million related to claims of loans foreclosed to FHA and VA as of March 31, 2010 and December 31, 2009. Accounts receivable for both periods also included $21.7 million related to the Lehman Brothers Transaction described below.
The balance in other assets as of March 31, 2010 included $587.5 million of unsettled trades from the investment portfolio.
Lehman Brothers Transaction
Doral Financial and Doral Bank PR (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward To-Be-Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The commencement of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. In a letter dated October 6, 2008, Doral notified LBI and the SIPC trustee that it was owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and accrued interest. Doral has fully reserved for loss the ancillary expenses and interest. In December 2008, the SIPC trustee announced that the deadline for final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. The SIPC trustee also announced that it expected to have enough assets to cover customer claims but stated that it could not determine at that point what would be available to pay general creditors.

Based on the information available in the fourth quarter of 2008, Doral determined that the process would likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values, and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by ASC 450-10 (SFAS No. 5) and related pronouncements. As a result, Doral accrued as of December 31, 2008, a loss of $21.6 million against the $43.3 million owed by LBI. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
On January 29, 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceedings. On August 19, 2009, the SIPC trustee issued notices of determination to Doral (i) denying Doral’s claims for treatment as a customer with respect to the cash and/or securities held by LBI under the repurchase financing agreements and forward agreements between Doral and LBI, and (ii) converting Doral’s claim to a general creditor claim. On September 18, 2009, Doral filed its objection in bankruptcy court to the SIPC trustee’s determination, which objections remain pending.
On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims. The motion asserted that “the colorable customer claims will approach — and, depending on how certain disputed issues are resolved, could exceed — the assets available to the SIPC trustee for distribution.” On October 30, 2009, Doral objected to this motion as premature (since as the SIPC trustee noted the process of marshalling assets in the estate is ongoing) and giving the SIPC trustee unwarranted discretion. Doral also reaffirmed its entitlement to customer treatment. An evidentiary hearing on the motion was held on February 25, 2010, and as a result, the SIPC trustee modified the relief sought in the proposed order in respect of the motion, based on which Doral withdrew its objection to the motion.
Once a final determination regarding Doral’s objection to the trustee’s determination denying Doral’s claims for treatment as a customer is issued, and once additional information on the SIPC proceeding is obtained (such as for example, the amount of general creditor claims and the amount of funds that may be available to cover each class of claims), Doral may need to accrue an additional loss with respect to the net LBI receivable of $21.7 million. The accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
14. Servicing Activities
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

The changes in servicing assets measured using the fair value method for the quarters ended March 31, 2010 and 2009 are shown below:

	QUARTERS ENDED
	MARCH 31,
(In thousands)	2010	2009
Balance at beginning of period	$118,493	$114,396
Capitalization of servicing assets	1,777	1,383
Sales of servicing assets(1)	(30)	—
MSRs reversal on loans repurchased(2)	(136)	(258)
Change in fair value	(1,868)	(11,095)

Balance at end of period(3)	$118,236	$104,426

(1)	Amount represents MSR sales related to $1.5 million in principal balance of mortgage loans for the quarter ended March 31, 2010.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $10.1 million and $19.8 million in principal balance of mortgage loans serviced for others as of March 31, 2010 and 2009, respectively.

(3)	Outstanding balance of loans serviced for third parties amounted to $8.5 billion and $9.3 billion as of March 31, 2010 and 2009, respectively, which includes $3.0 million and $3.3 million, respectively, of loans being serviced under sub-servicing arrangements.
The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the quarter ended March 31, 2010 was 8.8% compared to 13.9% for the corresponding 2009 period. The reduction in CPR was due, in part, to a change in the model used to determine the CPR implemented during 2009, wherein management determines a specific state adjustment for Puerto Rico prepayment behavior based on empirical evidence.
Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended March 31, 2010 and 2009, which were 11.3% and 11.4%, respectively.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at March 31, 2010 and 2009 was 6.8 years and 4.5 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
At March 31, 2010 and December 31, 2009, fair values of the Company’s retained interest were based on internal and external valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward London Interbank Offered Rate (“LIBOR”) rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.

The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2010, were as follows:

	Servicing	Interest-
(Dollars in thousands)	Assets	Only Strips
Carrying amount of retained interest	$118,236	$43,584
Weighted-average expected life (in years)	6.8	5.0

Constant prepayment rate (weighted-average annual rate)	8.8%	10.9%
Decrease in fair value due to 10% adverse change	$(4,328)	$(1,335)
Decrease in fair value due to 20% adverse change	$(8,407)	$(2,599)

Residual cash flow discount rate (weighted-average annual rate)	11.3%	13.0%
Decrease in fair value due to 10% adverse change	$(4,796)	$(1,351)
Decrease in fair value due to 20% adverse change	$(9,234)	$(2,612)
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
This methodology resulted in a CPR of 10.9% and 12.2% for the quarters ended March 31, 2010 and 2009, respectively. The change in the CPR between 2010 and 2009 was due mostly to a generalized decrease in market interest rates.
The Company continues to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both quarters ended March 31, 2010 and 2009.
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

The activity of interest-only strips is shown below:

	QUARTERS ENDED
	MARCH 31,
(In thousands)	2010	2009
Balance at beginning of period	$45,723	$52,179
Amortization	(2,798)	(1,873)
Gain (loss) on IO valuation	659	(562)

Balance at end of period	$43,584	$49,744

The gain on the valuation of the IO for the quarter ended March 31, 2010, when compared to the loss in the corresponding 2009 period, resulted from an increase in LIBOR rates and reduced prepayment speed expectations. This resulted in an increase in the value of the embedded caps which was partially offset by the decrease in value of the IO strip.
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of March 31, 2010, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

(Dollars in thousands)
Change in Interest	Constant Prepayment	Weighted-Average Expected Life	Change in Fair	Percentage of
Rates (Basis Points)	Rate	(Years)	Value of IOs	Change
+200	6.8%	6.4	$(4,002)	(9.2)%
+100	8.3%	5.8	(1,777)	(4.1)%
+50	9.6%	5.3	(1,086)	(2.5)%
Base	10.9%	5.0	—	0%
-50	12.2%	4.6	984	2.3%
-100	13.2%	4.4	1,856	4.3%
-200	14.6%	4.1	3,943	9.0%
15. Sale and Securitization of Mortgage Loans
For the quarter ended March 31, 2010 and 2009, total sales and securitizations amounted to $87.9 million and $105.1 million, respectively, while there was servicing released or derecognized due to repurchases of loans amounting to $10.1 million and $19.8 million, respectively.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At March 31, 2010 and 2009, mortgage-servicing advances amounted to $30.4 million and $19.9 million, respectively, net of a reserve of $9.0 million and $8.7 million, respectively.
In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 28% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial.
16.	Servicing Related Matters
At March 31, 2010, escrow funds and custodial accounts included approximately $75.0 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $24.2 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of March 31, 2010.
17. Other Real Estate Owned
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A loss is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties are charged to expense in the period incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest income within the other income caption in the accompanying Consolidated Statements of Income (Loss). Real estate held for sale totaled to $100.3 million and $94.2 million as of March 31, 2010 and December 31, 2009, respectively.
The following table summarizes certain information regarding other real estate held for sale for the periods indicated:

	QUARTER ENDED
	MARCH 31,
(In thousands)	2010	2009
Balance at beginning of period	$94,219	$61,340
Additions	18,722	20,162
Sales	(6,978)	(7,881)
Retirement	(2,389)	(2,584)
Lower of cost or market adjustments	(3,229)	(829)

Balance at end of period	$100,345	$70,208

	QUARTER ENDED
	MARCH 31,
(In thousands)	2010	2009
Construction	$2,308	$1,128
Residential	81,251	60,345
Commercial Real Estate	15,438	8,735
Land secured	1,348	—

Balance at end of period	$100,345	$70,208

During 2009, the Company improved its foreclosure functions resulting in shorter foreclosure periods, and units are entering the OREO portfolio at faster rates than in previous years, which together with the deteriorating economic conditions in Puerto Rico explains the higher additions reflected. Retirements represent properties transferred to loan portfolio or claims receivable. Generally the Company does not maintain properties for periods in excess of five years for accounting purposes.

18. Deposits
The following table summarizes deposit balances:

(In thousands)	MARCH 31, 2010	DECEMBER 31, 2009
Brokered certificates of deposit	$2,697,175	$2,652,409
Certificates of deposit	522,324	507,987
Regular savings	372,258	356,488
NOW accounts and other transaction accounts	364,796	364,469
Money markets accounts	404,386	408,152

Total interest-bearing	4,360,939	4,289,505
Non interest-bearing deposits	225,270	353,516

Total deposits	$4,586,209	$4,643,021

At both March 31, 2010 and December 31, 2009, the Company reclassified from demand deposits accounts to loan balance $0.6 million of overdrafts.
19. Securities Sold Under Agreements to Repurchase
As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

	MARCH 31,	DECEMBER 31,
(Dollars in thousands)	2010	2009
Non-callable repurchase agreements with a maturities less than or equal to 90 days, at a fixed rate of 4.19%, and at various fixed rates with a weighed average of 1.89%, as of March 31, 2010 and December 31, 2009, respectively.	$450,000	$216,262

Non-callable repurchase agreements with maturities ranging from February 2011 to February 2014 (2009 — May 2010 to October 2013), at various fixed rates averaging 3.14%, and 3.32%, as of March 31, 2010, and December 31, 2009, respectively.	1,170,500	1,700,500

Callable repurchase agreements with maturities ranging from June 2010 to September 2011 (2009 - March 2010 to February 2014), at various fixed rates averaging 3.87%, and 4.72%, as of March 31, 2010, and December 31, 2009, respectively, callable at various dates beginning in April 2010 (2009 — February 2010).	288,500	228,500

	$1,909,000	$2,145,262

Maximum repurchase agreements outstanding at any month end during the quarter ended March 31, 2010 were $2.2 billion. The approximate average daily outstanding balance of securities sold under agreements to repurchase during the quarter was $2.2 billion. The weighted-average interest rate of such agreements, computed on a daily basis was 3.3% for the quarter ended March 31, 2010.

20. Advances from FHLB
     Advances from FHLB consisted of the following:

	MARCH 31,	DECEMBER 31,
(Dollars in thousands)	2010	2009
Non-callable advances with maturities ranging from April 2010 to May 2013 (2009 — January 2010 to May 2013), at various fixed rates averaging 3.03%, and 3.25%, as of March 31, 2010, and December 31, 2009, respectively.(1)	$888,920	$1,022,920

Non-callable advances with maturities ranging from September 2010 to November 2012 (2009 - September 2010 to November 2012), tied to 1-month LIBOR adjustable monthly, at various variable rates averaging 0.27%, and 0.25%, as of March 31, 2010, and December 31, 2009, respectively.	105,000	105,000

Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 0.22%, and 0.25%, as of March 31, 2010, and December 31, 2009, respectively.	200,000	200,000

Callable advances with maturities ranging from June 2010 to March 2012 (2009 — June 2010 to March 2012), at various fixed rates averaging 5.41%, for both March 31, 2010 and December 31, 2009, respectively, callable at various dates beginning on April 2010 (2009 — February 2010).	279,000	279,000

	$1,472,920	$1,606,920

(1)	The advances from FHLB are subject to early termination fees.
Maximum advances outstanding at any month end during the quarter ended March 31, 2010 were $1.6 billion. The approximate average daily outstanding balance of advances from FHLB during the quarter was $1.5 billion. The weighted-average interest rate of such advances, computed on a daily basis was 3.8% for the quarter ended March 31, 2010.
At March 31, 2010, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.9 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
21. Other short-term borrowings
Other short-term borrowings consisted of the following:

DECEMBER 31,
(In thousands)	2009
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.25%, maturing in January 2010.	$110,000

Borrowings as of December 31, 2009 matured on January 14, 2010 and the Company did not enter into any additional borrowings with the Federal Reserve Bank during the first quarter of 2010. Maximum borrowings outstanding at any month end during 2009 were $746.0 million. The approximate average daily outstanding balance of short-term borrowings during the year 2009 was $459.9 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 0.26% for the year ended December 31, 2009.

22. Loans Payable
At March 31, 2010 and December 31, 2009, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2010	2009
Secured borrowings with local financial institutions, collateralized by residential mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 1.74% and 1.99% at March 31, 2010 and December 31, 2009, respectively.	$311,486	$318,180

Secured borrowings with local financial institutions, collateralized by residential mortgage loans at fixed interest rates averaging 7.41% at March 31, 2010 and December 31, 2009.	18,220	18,856

	$329,706	$337,036

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum borrowings outstanding at any month end during the quarter ended March 31, 2010, were $334.7 million. The approximate average daily outstanding balance of loans payable for the quarter ended March 31, 2010 was $334.3 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 2.0% for the quarter ended March 31, 2010.
At March 31, 2010 and December 31, 2009, the Company had $137.6 million and $143.1 million, respectively, of loans held for sale and $189.7 million and $181.3 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.
23. Notes payable
Notes payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2010	2009
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$98,666	$98,623

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	29,810	29,789

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,446	39,431

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,478	29,472

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2014 to December 2029, paying interest monthly.	39,420	39,420

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly.	7,600	7,600

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, due on December 25, 2013, paying principal and interest monthly.	25,076	26,503

	$269,496	$270,838

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2010, the outstanding principal balance of the bonds was $47.0 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2010 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
24. Income Taxes
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

Income Tax (Benefit) Expense
The components of income tax (benefit) expense are summarized below:

	QUARTERS ENDED
	MARCH 31,
(In thousands)	2010	2009
Current income tax expense:
Puerto Rico	$—	$343
United States	275	712

Total current income tax expense	275	1,055
Deferred income tax expense (benefit):
Puerto Rico	1,787	(1,115)
United States	467	(48)

Total deferred income tax expense(benefit)	2,254	(1,163)

Total income tax expense (benefit)	$2,529	$(108)

The recognition of income tax expense of $2.5 million for the quarter ended March 31, 2010 is composed of a current income tax expense of $0.3 million and a deferred income tax expense of $2.2 million. The current tax expense is primarily related to tax expense related to U.S. source income. The deferred tax expense is primarily related to recognition of a valuation allowance on certain deferred tax assets as well as the amortization of existing deferred tax assets (“DTA”).
The current income tax expense recognition for the quarter ended March 31, 2009 is related to the accrual of interest and penalties on unrecognized tax benefits in Puerto Rico, and in the United States to the operation of its taxable entities. The deferred tax benefit is related to recognition of additional DTA, primarily net operating losses (“NOL”) net of amortization of existing DTAs and net of an increase in the valuation allowance.
Deferred Tax Components
The Company’s DTA consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company.
The Company has entered into several agreements with the Puerto Rico Treasury Department related to the intercompany transfers of IOs (The “IO Tax Asset”) and its tax treatment thereon. Under the agreements, the Company establishes the tax basis of all the IO transfers, clarified that for Puerto Rico income tax purpose, the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years, and established the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary. During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that granted the Company a two year moratorium of the amortization of the IO Tax Asset. This agreement resulted in a benefit of $11.2 million for the third quarter of 2009 and was effective for the taxable year beginning January 1, 2009. The realization of the deferred tax asset related to the differential in the tax basis of IOs sold is dependent upon the existence of, or generation of, taxable income during the remaining 13 (15 year original amortization period, 17 year amortization period including 2 year moratorium) year period in which the amortization of the IO Tax Asset is available.
The Company evaluates its deferred tax asset in accordance with ASC 740, Income Taxes, (previously SFAS No. 109, Accounting for Income Taxes), which states that deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.
In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years, and tax planning strategies. The determination of a valuation allowance on deferred tax asset requires judgment based on the weight of all available evidence and considering the relative impact of negative and positive evidence.

The Company had two Puerto Rico entities which were in a cumulative loss position in the past and maintained a valuation allowance on their deferred tax assets. As of March 31, 2010, one of the Company’s Puerto Rico taxable entities remained in a cumulative loss position in earnings before tax. For purposes of assessing the realization of the deferred tax assets, the cumulative taxable loss position for this entity is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax asset related to this entity in the future, considering the criteria of ASC 740 (SFAS No. 109). Accordingly, as of March 31, 2010 and December 31, 2009, the Company determined that it was more likely than not that $387.4 million and $385.9 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount. For the Puerto Rico taxable entity that no longer remained in a cumulative loss position as of March 31, 2010, the Company decided to maintain the valuation allowance on deferred tax assets until it demonstrates a steady return to profitability.
For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets had not been recorded since they are expected to continue to be profitable. At March 31, 2010, the net deferred tax asset associated with these two companies was $13.7 million, compared to $14.4 million at December 31, 2009. In addition, approximately, $94.0 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The allowance also includes a valuation allowance of $2.4 million related to deferred taxes on unrealized losses on cash flow hedges as of March 31, 2010.
Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale as of March 31, 2010 and December 31, 2009 because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value. In April 2010, the Company sold non-agency CMOs with a market value of $253.5 million as of March 31, 2010, and recognized a loss of $138.3 million. As of March 31, 2010, these securities reflected an unrealized pre-tax loss of $129.4 million and had a DTA of $19.5 million. The Company sold this portfolio in order to participate in a bidding process for certain assets and liabilities in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction. Refer to Note 34 for additional information.
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
ASC 740 (previously FIN 48)
As of March 31, 2010 and 2009, the Company had unrecognized tax benefits of $3.7 million and $3.5 million, respectively, and accrued interest of $0.7 million and $0.6 million, respectively. The Company classifies all interest related to tax uncertainties as income tax expense. For the quarter ended March 31, 2010, the Company recognized interest and penalties of approximately $36,000.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of March 31, 2010, the following years remain subject to examination: U.S. Federal jurisdictions — 2004 through 2008 and Puerto Rico — 2005 through 2008.

The following presents the beginning and ending amounts of accruals for uncertain income tax positions:

(In thousands)	MARCH 31, 2010	MARCH 31, 2009
Balance at beginning of period	$3,475	$13,709
Additions for tax positions of prior years	—	—
Additions for tax positions of current year	178	—
Release of contingencies	—	—

Balance at end of period	$3,653	$13,709

25. Guarantees
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the quarter ended March 31, 2010, repurchases amounted to approximately $50,000, compared to $2.0 million for the corresponding 2009 period. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans was $151.3 million and $154.2 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2010 and December 31, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was approximately $0.9 billion, for both periods. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was approximately $0.8 billion, for both periods. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter ended March 31, 2010, the Company repurchased at fair value $7.3 million, pursuant to recourse provisions, compared to $6.6 million for the corresponding period in 2009.
Doral Financial’s reserve for its exposure to recourse amounted to $9.3 million and $9.4 million and the reserve for other credit-enhanced transactions explained above amounted to $9.0 million and $8.8 million as of March 31,

2010 and December 31, 2009, respectively.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for the period shown:

QUARTER ENDED
(In thousands)	MARCH 31, 2010
Balance at beginning of period	$9,440
Net charge-offs / termination	(470)
Provision for recourse liability	367

Balance at end of period	$9,337

26. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	MARCH 31,	DECEMBER 31,
(In thousands)	2010	2009
Commitments to extend credit	$84,612	$85,124
Commitments to sell loans	139,406	76,176
Commercial, financial and performance standby letters of credit.	25	25

Total	$224,043	$161,325

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

27. Commitments and Contingencies
Total minimum rental and operating commitments for leases in effect at March 31, 2010, were as follow:

(In thousands)
2011	$5,640
2012	5,047
2013	5,363
2014	4,004
2015	3,699
2016 and thereafter	19,557

$43,310

Total rent expense for the quarter ended March 31, 2010 amounted to approximately $1.7 million, compared to $2.0 million for the corresponding 2009 period.
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
On August 13, 2009, Mario S. Levis, former Treasurer of Doral, filed a complaint against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that Mr. Levis has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. On December 16, 2009, the parties entered into a settlement agreement. On December 17, 2009, Mr. Levis’ motion for a preliminary injunction was denied as moot, and all further proceedings were stayed, but the procedures for future disputes between the parties outlined in the Settlement Agreement were not affected by the stay.
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
28. Stock Option and Other Incentive Plans
On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaced the 2004 Omnibus Incentive Plan. The Plan is accounted for following the provisions of ASC 718-10, Compensation — Stock Compensation, (previously SFAS No. 123R, Shared-Based Payment), as amended. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.
The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the quarter ended March 31, 2010.
On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vest ratably over a five year period commencing with the grant date.

Stock-based compensation recognized was as follows:

	QUARTERS
	ENDED MARCH 31,
(In thousands)	2010	2009
Stock-based compensation recognized, net	$17	$51

Unrecognized at end of period	$232	$437

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.5
Expected volatility	39%
Expected dividend yield	0%
Risk-free interest rate	3.49%
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
As of March 31, 2010, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $232,000 related to stock options granted. That cost is expected to be recognized over a period of 4 years. As of March 31, 2010, the total fair value of shares and restricted stock was $0.4 million.

29. Earnings (Losses) Per Share Data
The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	QUARTERS ENDED
	MARCH 31,
(Dollars in thousands, except per share amounts)	2010	2009
Net Loss:

Net loss	$(3,503)	$(46,290)

Non-convertible preferred stock dividend(2)	—	(4,228)

Convertible preferred stock dividend(1)(2)	(1,864)	(4,097)

Effect of conversion of preferred stock(3)	26,585	—

Net income (loss) attributable to common shareholders	$21,218	$(54,615)

Weighted-Average Number of Common Shares Outstanding(4)	62,528,221	53,810,110

Net Income (Loss) per Common Share(5)	$0.34	$(1.01)

(1)	For the quarter ended March 31, 2010, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, compared to 1,380,000 for the corresponding 2009 period. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

(3)	The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued amounted to $31.6 million and was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million and was charged to retained earnings. As a result, both transactions impacted the net income attributable to common shareholders.

(4)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. As of March 31, 2010, there were 60,000 stock options granted and no unvested shares of restricted stock outstanding.

(5)	For the quarters ended March 31, 2010 and 2009, net income (loss) per common share represents both the basic and diluted income (loss) per common share, respectively, for each of the periods presented.
30. Fair Value of Assets and Liabilities
The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, Doral may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, (previously SFAS No. 157, Fair Value Measurements). ASC 820-10 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.
The Company adopted ASC 825-10, Financial Instruments (previously SFAS No. 159, The Fair Value Option for Financing Assets and Financing Liabilities), in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
Effective April 1, 2009, the Company adopted ASC 825-50, Financial Instruments, (previously FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”)). ASC 825-50 requires the Company to disclose for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by ASC 825-50 (previously SFAS No. 107, Disclosures about Fair Value of Financial Instruments).
Effective January 1, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 210-06”). ASU No. 210-06 requires the Company to improve required disclosures and increase transparency in financial reporting. This ASU requires new disclosures in: i) transfers in and transfers out of Levels 1 and 2; and ii) activity (purchases, sales, issuances and settlements) in Level 3 fair value measurements. It also provides amendments to existing disclosures related to: i) level of disaggregation, ii) disclosures about inputs and valuation techniques, and iii) amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.
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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. Level 1 securities (held for trading) include those securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency CMOs, municipal bonds, and agency MBS. Level 3 securities include non-agency and agency CMOs for which quoted market prices are not available. For determining the fair value of Level 3 securities available for sale, the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including prepayment speeds, loss assumptions and discount rates.
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of March 31, 2010.
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

	March 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$44,380	$—	$—	$44,380	(1)
Securities available for sale	2,099,336	—	1,826,415	272,921
Derivatives(2)	220	—	220	—
Servicing assets	118,236	—	—	118,236

	$2,262,172	$—	$1,826,635	$435,537

Liabilities:
Derivatives(3)	$9,787	$—	$9,787	$—

(1)	Includes $43.6 million of interest-only strips, of which variable IOs represent substantially all of the balance.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

	December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$46,616	$—	$—	$46,616	(1)
Securities available for sale	2,789,177	—	2,507,396	281,781
Derivatives (2)	1,110	—	1,110	—
Servicing assets	118,493	—	—	118,493

	$2,955,396	$—	$2,508,506	$446,890

Liabilities:
Derivatives (3)	$12,596	$—	$12,596	$—

(1)	Includes $45.7 million of interest-only strips, of which variable IOs represent substantially all of the balance.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
The changes in Level 3 of assets and liabilities for the quarter ended March 31, measured at fair value on a recurring basis are summarized as follows:

		QUARTER ENDED			QUARTER ENDED
	MARCH 31, 2010			MARCH 31, 2009
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held for	Available	Servicing
(In thousands)	Trading (1)	for Sale (2)	Assets (3)	Trading (1)	for Sale (2)	Assets (3)
Balance at beginning of period	$46,616	$281,781	$118,493	$52,910	$390,634	$114,396
Change in fair value	562	14,669	(1,868)	(495)	(35,797)	(11,096)
Purchases	—		—	—	—	—
OTTI	—	(13,259)	—	—	—	—
Principal repayment/amortization of premium and discount	(2,798)	(10,270)	—	(1,873)	(8,861)	—
Capitalization/sales, net	—	—	1,747	—	—	1,383
Reversal on loans purchased (4)	—	—	(136)	—	—	(257)

Balance at end of period	$44,380	$272,921	$118,236	$50,542	$345,976	$104,426

(1)	Securities held for trading classified as Level 3 include IOs and residual CMO certificates. Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as net (loss) gain on trading activities, which includes $0.7 million and $0.6 million of changes in fair value of IOs and $(0.1) million (for both periods) of changes in fair value of residual CMO certificates for the quarters ended March 31, 2010 and 2009, respectively. Amortization of IO is recognized as part of interest income as Interest-only strips and includes $2.8 million and $1.9 million for the quarters ended March 31, 2010 and 2009, respectively.

(2)	Level 3 securities available for sale include non-agency and agency CMOs. OTTI is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities, which includes $0.6 million and $0.7 million for the quarters ended March 31, 2010 and 2009, respectively.

(3)	Change in fair value of servicing assets is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as servicing income (loss) for the periods presented. Capitalization of servicing assets is recognized as part of non-interest income as net gain on mortgage loan sales and fees, which includes $1.8 million and $1.4 million for the quarters ended March 31, 2010 and 2009.

(4)	Amount represents the adjustment of MSR fair value related to the repurchase of $10.1 million and $19.7 million in principal balance of mortgage loans serviced for others as of March 31, 2010 and 2009, respectively.
Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis during the first quarter of 2010, that were still held on the balance sheet at March 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3
March 31, 2010

Loans receivable (1)	$291,833	$291,833
Real estate held for sale (2)	65,285	65,285

Total	$357,118	$357,118

December 31, 2009

Loans receivable (1)	$196,726	$196,726
Real estate held for sale (2)	66,042	66,042

Total	$262,768	$262,768

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.
The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

		Loss for the quarters ended
	Location of Loss Recognized in	March 31,
(In thousands)	the Statement of Operations	2010	2009
Loans receivable (1)	Provision for loan and lease losses	$(16,051)	$(706)

Real estate held for sale(2)	Other expenses	$(4,449)	$(1,406)

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.
Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of March 31, 2010 and December 31, 2009, as defined by ASC 825 (SFAS No. 107), is made by the Company following ASC 820-50 (SFAS No. 157). The carrying amounts in the following disclosure are recorded in the balance sheets under the indicated captions.
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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$312,190	$312,190	$725,277	$725,277
Other interest-earning assets	48,772	48,772	95,000	95,000
Securities held for trading(1)	44,600	44,600	47,726	47,726
Securities available for sale	2,099,336	2,099,336	2,789,177	2,789,177
Loans held for sale(2)	335,761	343,739	320,930	326,108
Loans receivable	5,358,013	5,058,931	5,375,034	5,015,141
Servicing assets	118,236	118,236	118,493	118,493
Financial liabilities:
Deposits	$4,586,209	$4,640,280	$4,643,021	$4,684,443
Securities sold under agreements to repurchase	1,909,000	1,974,799	2,145,262	2,213,755
Advances from FHLB	1,472,920	1,517,548	1,606,920	1,655,258
Other short-term borrowings	—	—	110,000	110,024
Loans payable	329,706	329,706	337,036	337,036
Notes payable	269,496	262,908	270,838	262,585
Derivatives(2)	9,787	9,787	12,596	12,596

(1)	Includes derivatives of $0.2 million and $1.1 million for March 31, 2010 and December 31, 2010, respectively.

(2)	Includes $164.9 million and $128.6 million for March 31, 2010 and December 31, 2009, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(3)	Includes $0.7 million and $1.9 million of derivatives held for trading purposes and $9.1 million and $10.7 million of derivatives held for purposes other than trading, for March 31, 2010 and December 31, 2009, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
31. Derivatives
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
As of March 31, 2010 and December 31, 2009, the Company had the following derivative financial instruments outstanding:

	March 31, 2010			December 31, 2009
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$305,000	$—	$(9,114)	$305,000	$—	$(10,691)
Other Derivatives (non hedges):
Interest rate caps	270,000	216	—	270,000	777	—
Forward contracts	125,000	4	(673)	210,000	333	(1,905)

Total	$700,000	$220	$(9,787)	$785,000	$1,110	$(12,596)

Cash Flow Hedges
As of March 31, 2010 and December 31, 2009, the Company had $305.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between July 2010 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarters ended March 31, 2010 and 2009 no ineffectiveness was recognized. As of March 31, 2010 and 2009, accumulated other comprehensive loss included unrealized losses on cash flow hedges of $6.1 million and $12.5 million, respectively, of which the Company expects to reclassify approximately $5.7 million and $8.7 million, respectively, against earnings during the next twelve months.
Doral Financial’s interest rate swaps had weighted average receive rates of 0.23% and 0.25% and weighted average pay rates of 3.53% at both March 31, 2010 and December 31, 2009.
The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended March 31, 2010 and 2009.

	Location of Loss				(Loss) Reclassified from
	Reclassified from			Accumulated Other	Accumulated Other
	Accumulated Other			Comprehensive	Comprehensive Loss to
	Comprehensive	Notional	Fair	Income for the	Income for the
(In thousands)	Loss to Income	Amount	Value	Quarter	Quarter
Cash flow Hedges

March 31, 2010

Interest rate swaps	Interest expense — Advances from FHLB	$305,000	$(9,114)	$1,558	$(1,151)

March 31, 2009

Interest rate swaps	Interest expense — Advances from FHLB	$345,000	$(15,219)	$1,205	$(1,394)

Trading and Non-Hedging Activities
The following table summarizes the total derivatives positions at March 31, 2010 and 2009, respectively, and their different designations. Also, includes net gains (losses) on derivative positions for the periods indicated.

		March 31, 2010
	Location of Gain (Loss)
	Recognized in the
	Consolidated Statement	Notional	Fair
(In thousands)	of Operations	Amount	Value	Net Gain (Loss)
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on securities held for trading	$270,000	$216	$(561)
Forward contracts	Net gain (loss) on securities held for trading	125,000	(669)	891

		$395,000	$(453)	$330

		March 31, 2009
	Location of Gain (Loss)
	Recognized in the
	Consolidated Statement	Notional	Fair
(In thousands)	of Operations	Amount	Value	Net (Loss)
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on securities held for trading	$270,000	$174	$(113)
Forward contracts	Net gain (loss) on securities held for trading	31,000	(457)	(1,031)

		$301,000	$(283)	$(1,144)

Doral Financial held $395.0 million and $301.0 million in notional value of derivatives not designated as hedges at March 31, 2010 and 2009, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of March 31, 2010 and December 31, 2009, the Company had outstanding interest rate caps with a notional amount of $270.0 million.
The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line. During the second quarter of 2009, the Company entered into an additional forward contract to create an economic hedge on its MSR. The notional amount of this additional forward contract as of March 31, 2010 was $100.0 million. As of March 31, 2010 and 2009, the Company had forwards hedging its warehousing line with a notional amount of $25.0 million and $31.0 million, respectively. As of December 31, 2009, the Company had forwards hedging its warehousing line with a notional amount of $45.0 million. For the quarter ended March 31, 2010, the Company recorded gains of $0.9 million, on forward contracts which included gains of $1.8 million, related to the economic hedge on the MSR. For the quarter ended March 31, 2009, the Company recorded losses of $1.0 million on forward contracts.
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
All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at March 31, 2010 and December 31, 2009 was not considered material.
32. Variable Interest Entities
In June 2009, the FASB revised authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). A variable interest entity is an entity that by design possesses the following characteristics:
•	The equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support.

•	As a group, the holders of equity investment at risk do not possess: i) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; or ii) the obligation to absorb expected losses or the right to receive the expected residual returns of the entity; or iii) symmetry between voting rights and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights (e.g., structures with nonsubstantive voting rights).
These entities are subject to the accounting and disclosure requirements of ASC 810-10-05, Consolidation-Variable Interest Entities. The Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having (i) power over the significant activities of the entity and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The adoption of the amended provisions of ASC 810 during the first quarter of 2010 did not have a material effect on the Company’s consolidated financial position or results of operations.
The Company identified three potential sources of variable interests: (i) the servicing portfolio, (ii) the investment portfolio and (iii) the lending portfolio, and performed an assessment for each for the existence of VIEs and determination of possible consolidation requirements. In all instances where the Company identified a variable interest in a VIE, a primary beneficiary analysis was performed. The Company determined that it was not necessary to consolidate its VIEs since the form of involvement with these VIEs is not significant and the Company does not have the power over significant activities of the entity and/or does not have obligation to absorb losses or the right to receive benefits which are potentially significant to the VIE.
Servicing Assets
In the ordinary course of business, the Company transfers financial assets (whole loan sale/securitizations) in which it has retained the right to service the assets. The servicing portfolio was considered a potential source of variable interest and was analyzed to determine if any VIEs required consolidation. The servicing portfolio was grouped into three segments: government sponsored entities (“GSEs”), governmental agencies and private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by this guidance. The Company determined that its involvement with these entities is in the ordinary course of business and the criteria established to consider the servicing activities as those of a service provider (fiduciary in nature) and not a decision maker, were met.

Investment Securities
The Company analyzed its investment portfolio and determined that it had several residual interests in non-agency CMOs that required full analysis to determine the primary beneficiary. For trading assets and insignificant residual interests as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary since it does not have power over the significant activities of the entity. For two residual interests in non-agency CMOs where the Company is also the servicer of the underlying assets it was determined that due to: (i) the unilateral ability of the issuers to remove the Company from its role as servicer, or role of servicer for loans more than 90 days past due; (ii) the issuer’s right to object to commencement of the foreclosure procedures; and (iii) the requirement for issuer authorization of the sales price of any and all foreclosed property; the Company did not have power over the significant activities of the entity and therefore consolidation was not appropriate.
Loans
Through its construction portfolio, the Company provides financing to legal entities created with the limited purpose of developing and selling residential or commercial properties. Generally these entities do not have sufficient equity investment at risk to finance their activities, and the Company could potentially have a variable interest in these since it may absorb losses related to the loans granted. In situations where the loan defaults or is re-structured by the Company, it could represent a potential absorption of losses of the entity. Notwithstanding, the Company is not involved in the design or operations of these entities and has therefore concluded that it does not have the power over the activities that most significantly impact the economic performance of the VIEs and is not considered the primary beneficiary in any of these entities. The Company will continue to assess this portfolio on an ongoing basis to determine if there are any changes in its involvement with these VIEs that could potentially lead to consolidation treatment.
The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

	March 31,	December 31,
(in thousands)	2010	2009
Carrying Amount
Servicing Assets	$15,656	$15,878
Available for Sale Securities- Non-Agency CMO	11,665	11,568
Loan Receivable:
Construction Loans	405,722	452,386

Maximum Exposure to loss(1)
Servicing Assets	$15,656	$15,878
Available for Sale Securities- Non-Agency CMO(2)	11,665	11,568
Loan Receivable:
Construction Loans(3)	405,722	452,386

(1)	Maximum exposure to loss is a required disclosure under GAAP and represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

(2)	Refers to book value of residual interest from two private placements (Refer to Investment Securities disclosure above). These transactions are structured without recourse, so as servicers our exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the SPE’s assets.

(3)	Maximum exposure to loss related to the construction portfolio excluding the outstanding balance of construction /development loans, including undisbursed amounts for construction loans under commitment to extend credit of $29.7 million and $21.8 million as of March 31, 2010 and December 31, 2009 respectively.

33. Segment Information
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
In the past, the Company operated an institutional securities business through Doral Securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker dealer with the SEC and its membership with the FINRA. As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.
On July 1, 2008, Doral International, an IBE, subject to supervision, examination and regulation by the Commissioner of Financial Institutions under the IBC Act, was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, in a transaction structured as a tax free reorganization.
The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies described in the Company’s Notes to the Consolidated Financial Statements included in 2009 Annual Report on Form 10-K.
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

(In thousands)	Mortgage		Insurance	Intersegment
Quarter Ended March 31, 2010	Banking	Banking	Agency	Eliminations(1)	Totals
Net interest income	$3,386	$38,603	$—	$1,772	$43,761
Provision for loan and lease losses	2,117	11,804	—	—	13,921
Non-interest income	6,161	31,624	2,380	(3,581)	36,584
(Loss) income before income taxes	(7,356)	4,346	1,887	149	(974)
Net (loss) income	(7,410)	2,643	1,115	149	(3,503)
Identifiable assets	1,610,150	8,948,732	18,622	(864,616)	9,712,888

(In thousands)	Mortgage		Institutional	Insurance	Intersegment
Quarter Ended March 31, 2009	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$4,249	$30,887	$—	$—	$934	$36,070
(Recovery) provision for loan and lease losses	(7,776)	31,401	—	—	—	23,625
Non-interest income (loss)	5,034	(2,042)	—	2,525	(3,934)	1,583
Income (loss) before income taxes	11	(46,958)	—	1,836	(1,287)	(46,398)
Net income (loss)	1,574	(47,965)	—	1,388	(1,287)	(46,290)
Identifiable assets	1,671,794	9,196,964	1,789	29,809	(785,689)	10,114,667

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.
The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)
Quarter Ended March 31, 2010	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$40,414	$3,207	$140	$43,761
Provision (recovery) for loan and lease losses	13,939	(18)	—	13,921
Non-interest income	36,149	604	(169)	36,584
(Loss) income before income taxes	(1,611)	637	—	(974)
Net (loss) income	(3,613)	110	—	(3,503)
Identifiable assets	9,617,521	568,923	(473,556)	9,712,888

Quarter Ended March 31, 2009	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$33,265	$2,718	$87	$36,070
Provision for loan and lease losses	23,579	46	—	23,625
Non-interest income	1,270	400	(87)	1,583
(Loss) income before income taxes	(47,860)	1,462	—	(46,398)
Net (loss) income	(47,088)	798	—	(46,290)
Identifiable assets	9,981,496	283,875	(150,704)	10,114,667
34. Subsequent Events
Capital Raise. On April 19, 2010, the Company entered into a definitive Stock Purchase Agreement with various purchasers including certain direct and indirect investors in Doral Holdings Delaware LLC (“Doral Holdings”), the Company’s parent company, to raise up to $600 million of new equity capital for the Company through a private placement. Shares were sold in two tranches: (i) a $180 million non-contingent tranche consisting of 180,000 shares of the Company’s Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock”), $1.00 par value and $1,000 liquidation preference per share and (ii) a $420.0 million contingent tranche consisting of approximately 13 million shares of the Company’s common stock and approximately 359,000 shares of non-voting Preferred Stock. In addition, as part of the non-contingent tranche, the Company issued into escrow 105,002 shares of Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted acquisition.
Doral used the net proceeds from the placement of the shares in the Non-Contingent Tranche to provide additional capital to the Company to facilitate the Company (through its wholly owned subsidiary, Doral Bank) qualifying as a bidder for the acquisition of certain assets and assumption of certain liabilities of one or more banks from the FDIC, as receiver.

On April 30, 2010, we announced that we had not been selected to acquire the assets and liabilities of any Puerto Rico bank in an FDIC-assisted transaction. As a result, pursuant to the Stock Purchase Agreement and the related escrow agreement, the 105,002 shares of Preferred Stock and the $420 million of contingent funds were released from escrow to the purchasers and the contingent tranche of securities was not issued. After giving effect to the release of the 105,002 shares of Preferred Stock from escrow, the shares of Preferred Stock issued in the capital raise had an effective sale price of $3.00 per common share equivalent and approximately 60 million common share equivalents were issued.
Subsequent to the sale of the non-contingent tranche the Company made a capital contribution to Doral Bank of $142.5 million.
In connection with the Stock Purchase Agreement, the Company also entered into a Cooperation Agreement with Doral Holdings, Doral Holdings L.P. and Doral GP Ltd. pursuant to which Doral Holdings made certain commitments including the commitment to vote in favor of converting the Preferred Stock to common stock and registering the shares issued pursuant to this capital raise and other previously issued unregistered shares of common stock and to dissolve Doral Holdings pursuant to certain terms and conditions.
Sale of Non-Agency Securities. In April 2010 the Company was approved to bid for the assets and liabilities of certain Puerto Rico domiciled banks. As a condition to bid, the Company was required by the federal bank regulatory agencies to comply with certain financial ratios. To comply with the prescribed ratios, the Company could take a number of alternative actions including raising additional capital, disposing of non-performing loans, disposing of certain non-agency securities, shrinking the Company, or a combination of the preceding. On April 22, 2010 the Company decided to sell certain non-agency securities. If the Company were not bidding for the assets and liabilities of certain failed banks, the Company would not have elected to sell the non-agency securities as it had the positive intent and the ability to hold the securities to maturity or until principal recovered. On April 23, 2010 the Company sold non-agency CMO’s with a market value of $253.5 million as of March 31, 2010, and recognized a loss of $138.3 million in April 2010. Approximately $129.7 million of the pre-tax loss was reported in other comprehensive loss with a DTA of $19.5 million as of March 31, 2010. The securities had an amortized cost basis of $383.3 million, net of OTTI recognized in previous periods totaling $39.6 million.

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
Forward-looking statements are, by their nature, subject to risks and uncertainties. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:
•	the continued recessionary conditions of the Puerto Rico and the United States economies and the continued weakness in the performance of the United States capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which may lead to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment (“OTTI”) of such assets under generally accepted accounting principles in the United States of America (“GAAP”);

•	our ability to derive sufficient income to realize the benefit of the deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions,

which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	our ability to collect payment of a receivable from Lehman Brothers, Inc. (“LBI”), which results from the excess of the value of securities owned by Doral Financial that were held by LBI above the amounts owed by Doral Financial under certain terminated repurchase agreements and forward agreement;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States as a result of, among other things, recent legislative and regulatory proposals made by the federal government, which may lead to various changes in bank regulatory requirements, including required levels and components of capital;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	to the extent we make any acquisitions, including FDIC-assisted acquisitions of assets and liabilities of failed banks, risks and difficulties relating to combining the acquired operations with our existing operations;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2009 Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC; and

•	the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, as updated from time to time in the Company’s future reports filed with the SEC.

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
In addition to the information contained in this Form 10-Q, readers should consider the description of the Company’s business contained in Item 1 of the Company’s Form 10-K for the year ended December 31, 2009. While not all inclusive, Items 1 and 1A of the Form 10-K disclose additional information about the business of the Company, risk factors, many beyond the Company’s control, and further provide discussion of the operating results, financial condition and credit, market and liquidity risks than that which is presented in the narrative and tables included herein.
OVERVIEW OF RESULTS OF OPERATIONS
Net loss for the quarter ended March 31, 2010 totaled $3.5 million, compared to a net loss of $46.3 million for the comparable 2009 period. Doral Financial’s performance for the first quarter of 2010, compared to 2009 was primarily due to (i) an increase in non-interest income of $35.0 million; (ii) an increase of $7.7 million in net interest income; (iii) a decrease of $9.7 million in provision for loan and lease losses; partially offset by (iv) an increase of $7.0 million in non-interest expenses; (v) and an increase of $2.6 million in tax expense.
The significant events affecting the Company’s financial results for the quarter ended March 31, 2010 included the following:
•	Net income attributable to common shareholders for the first quarter of 2010 totaled $21.2 million, resulted in a diluted earnings per share of $0.34, compared to a net loss attributable to common shareholders for the corresponding 2009 period of $54.6 million, or a diluted loss per share of $1.01, resulting in a $1.35 improvement in the quarterly earnings per share, due primarily to the $42.8 million improvement in net income and to the $26.5 million effect of the preferred stock exchange. For further information see Note 29.

•	Net interest income for the first quarter of 2010 was $43.8 million, compared to $36.1 million for the corresponding period in 2009. The increase of $7.7 million in net interest income for 2010, compared to 2009, was the result of a reduction in interest expense of $15.0 million or 18.6%, partially offset by a reduction in interest income of $7.3 million or 6.2%. The reduction in interest expense was due to (i) a reduction of $11.5 million in interest expense on deposits driven by lower interest rates, (ii) a reduction of $2.0 million in interest expense on advances from the Federal Home Loan bank of New York (“FHLB”), and (iii) a decrease in interest expense on loans payable of $1.7 million. The decrease in interest income was due to (i) a reduction in interest income on mortgage-backed securities of $4.1 million, (ii) a reduction in interest income on investment securities of $4.0 million, partially offset by (iii) an increase in interest income on other interest earning assets of $1.2 million.

•	Doral Financial’s provision for loan and lease losses for the quarter ended March 31, 2010 totaled $13.9 million, compared to $23.6 million for the corresponding 2009 period. The $9.7 million decrease in the provision in the first quarter of 2010 compared to the corresponding 2009 period was due to higher provisions established in 2009 as a result of the full impact of the discontinuation of a local government’s incentive program under Tax Credit Law 197 and adverse development on five loans that drove an additional $11.0 million provision in the 2009 period.

•	Non-interest income for the first quarter of 2010 was $36.6 million, compared to $1.6 million for the corresponding period in 2009. The increase in non-interest income of $35.0 million for the first quarter of 2010, compared to the same period in 2009, resulted from (i) a net gain on investment securities of $26.4 million due to the sale of approximately $1.2 billion of mortgage-backed securities and other debt securities during the first quarter of 2010; (ii) a $9.5 million improvement in servicing income largely attributable to an adverse mark on the servicing asset in 2009; (iii) a net gain on trading activities of $1.8 million driven principally by a lower loss on the MSR economic hedge of $9.1 million when compared to 2009; (iv) an increase in other income of $2.9 million due to a gain on redemption of shares of VISA, Inc., offset in part by an OTTI loss of $13.3 million recognized on six of the Company’s non-agency CMOs.

•	Non-interest expense for the first quarter of 2010 was $67.4 million, compared to $60.4 million for the corresponding period in 2009. The $7.0 million increase in non-interest expenses for the first quarter of 2010 was due to (i) an increase of $7.7 million in professional services related to expenses incurred in the exchange of preferred stock to common stock, expenses related to managing the portfolio of construction loans and expenses incurred to facilitate the Company’s qualification as a bidder in a possible Federal Deposit Insurance Corporation (“FDIC”) assisted transaction, (ii) an increase of $3.4 million in other real estate owned (“OREO”) losses and other related expenses, (iii) an increase of $3.3 million in FDIC insurance expense related to the increase in rates and assessment bases adopted by the FDIC in the third quarter of 2009, partially offset by (iv) a decrease in compensation and employee benefits of $6.4 million related to severance expenses incurred in the first quarter of 2009 related to a reduction in force.

•	An income tax expense of $2.5 million for the first quarter of 2010, compared to an income tax benefit of $0.1 million for the corresponding period in 2009. The current tax expense resulted from taxes on U.S. source income and the amortization of existing deferred tax assets.

•	The Company reported other comprehensive loss of $7.3 million for the first quarter of 2010 compared to other comprehensive loss of $12.7 million for the corresponding 2009 period. The Company’s other comprehensive loss for the first quarter of 2010 and 2009 resulted principally from a decrease in value of securities in its available for sale investment portfolio.

•	Doral Financial’s loan production for the first quarter of 2010 was $289.1 million, compared to $242.3 million for the comparable 2009 period, an increase of approximately 19.3%. The increase in Doral Financial’s loan production for the first quarter of 2010 was due to an increase in the commercial loan portfolio primarily as a result of loan production generated by the Company’s syndicated lending unit that started operations during the third quarter of 2009. The increase in the commercial loan portfolio was partially offset by decreases in residential mortgage loan origination as well as in construction and consumer loans due primarily to the general economic conditions in Puerto Rico.

•	Assets as of March 31, 2010 totaled $9.7 billion compared to $10.2 billion as of December 31, 2009, a decrease of $519 million or 5.1%. The decrease in assets was due to a decrease of $709.9 million in the Company’s investment securities portfolio that resulted from a combination of a sale of $1.2 billion of investment securities during the first quarter of 2010 and purchases primarily of shorter duration mortgage-backed securities as part of interest rate risk management, a decrease in cash of $413.1 million and partially offset by an increase of $572.9 million in other assets primarily due to an increase in unsettled investment security trades.

•	Non-performing assets (“NPA”) as of March 31, 2010 were $1.0 billion, an increase of $61.7 million compared to December 31, 2009. Non-performing loans (which are included in NPAs) as of March 31, 2010 were $903.9 million, an increase of $55.6 million since December 31, 2009. The increase in NPAs resulted from increases in the residential mortgage loans, commercial real estate loans and land loans and is a direct consequence of the depressed housing market and overall macroeconomic trends in Puerto Rico.

The following table sets forth certain selected consolidated financial data as of the dates and for the periods indicated. This information should be read in conjunction with the Company’s financial statements and the related notes thereto.
TABLE A
SELECTED FINANCIAL DATA

	QUARTERS ENDED
	MARCH 31,
(Dollars in thousands, except per share data)	2010	2009
Selected Income Statement Data:
Interest income	$109,228	$116,494
Interest expense	65,467	80,424

Net interest income	43,761	36,070
Provision for loan and lease losses	13,921	23,625

Net interest income after provision for loan and lease losses	29,840	12,445
Non-interest income	36,584	1,583
Non-interest expenses	67,398	60,426

Loss before income taxes	(974)	(46,398)
Income tax expense(benefit) (1)	2,529	(108)

Net loss	$(3,503)	$(46,290)

Net income (loss) attributable to common shareholders	$21,218	$(54,615)

Net income (loss) per common share(2)	$0.34	$(1.01)

Preferred Stock Dividends	$1,864	$8,325
Preferred Stock Exchange Premium, net	$(26,585)	$—
Book Value Per Common Share	$7.58	$4.92
Weighted — Average Common Shares Outstanding	62,528,221	53,810,110
Common shares outstanding at end of period	67,283,370	53,810,110

Selected Balance Sheet Data at Period End:
Total investment securities	$2,254,290	$3,695,582
Total loans, net(3)	5,693,774	5,510,650
Servicing assets, net	118,236	104,426
Total assets	9,712,888	10,114,667
Deposit accounts	4,586,209	4,051,242
Total borrowings	3,981,122	4,914,981
Total liabilities	8,850,537	9,276,768
Preferred stock	352,082	573,250
Common stock	510,269	264,649
Stockholders’ equity	862,351	837,899
Selected Average Balance Sheet Data for Period End(4):
Total interest-earning assets	9,503,734	9,563,211
Total assets	10,192,660	10,068,252
Total interest-bearing liabilities	8,717,845	8,584,083
Preferred equity	409,797	573,250
Common equity	467,237	320,251
Total stockholders’ equity	877,034	893,501
Operating Data:
Loan production	$289,055	$242,338
Loan servicing portfolio(5)	8,247,261	9,267,513
Selected Financial Ratios(5)
Performance:
Net interest margin	1.87%	1.53%
Return on average assets(4)	(0.14)%	(1.86)%
Return on average common equity(4)	18.42%	(69.16)%
Capital:
Leverage ratio	8.43%	7.15%
Tier 1 risk-based capital ratio	13.83%	11.82%
Total risk-based capital ratio	15.09%	16.16%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	17.84%	16.46%
Total NPAs as a percentage of consolidated total assets	10.34%	8.80%
Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.68%	2.73%

TABLE A
SELECTED FINANCIAL DATA

	QUARTERS ENDED
	MARCH 31,
(Dollars in thousands, except per share data)	2010	2009
Provision for loan and lease losses to net charge-offs	192.97%	201.15%
Net charge-offs on an annualized basis to average loan receivable outstanding	0.53%	0.91%
Allowance for loan and leases losses to net charge-offs on an annualized basis	504.09%	302.10%
Other ratios:
Average common equity to average assets(4)	4.58%	3.18%
Tier 1 common equity to risk-weighted assets	8.16%	4.67%

(1)	See Note 24 of the consolidated financial statements for an explanation of the computation of income tax benefit.

(2)	For the quarter ended March 31, 2010 and 2009, net income (loss) per common share represents the basic and diluted income (loss) per common share, respectively, for each of the periods presented.

(3)	Includes loans held for sale.

(4)	Average balances are computed on a daily basis.

(5)	Represents the total portfolio of loans serviced for third parties. Excludes $4.4 billion and $4.2 billion of mortgage loans owned by Doral Financial at March 31, 2010 and 2009, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Certain of these estimates are critical to the presentation of the Company’s financial condition and result of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of March 31, 2010. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical accounting policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” in the Company’s 2009 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, please refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
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
Net interest income for the quarter ended March 31, 2010 totaled $43.8 million, compared to $36.1 million for the corresponding 2009 period, an increase of $7.7 million, or 21.3%. The increase in net interest income for the first quarter of 2010, compared to the corresponding period in 2009, was the result of a reduction in interest income of $7.3 million, offset by a reduction in interest expense of $15.0 million, or 18.6%. The reduction in interest income was due to (i) a reduction of $4.1 million in interest income on mortgage-backed securities primarily due to a reduction in the average balance of mortgage-backed securities of $332.6 million as a result of sales and redemptions; (ii) a decrease in interest income on investment securities of $4.0 million due to a decrease in the average balance of other investment securities of $441.7 million; and (iii) an increase of $1.2 million on interest income on other interest earning assets due to an increase in dividends received from the FHLB. During the first quarter of 2010 the Company sold approximately $1.2 billion of MBS and other debt securities as part of the execution of its strategy to delever the balance sheet while continuing to shorten the duration of the investment portfolio. These sales together with maturity, redemptions and amortization of the portfolio of approximately $327.0 million were partially offset by purchases of MBS of $823.1 million.
The decrease in interest expense that was the result of (i) a decrease of $11.5 million, or 30.1% in interest on deposits driven by the rollover of maturing brokered CDs at lower current market rates, as well as shifts in the composition of the Company’s retail deposits and the general decline in interest rates; (ii) a decrease of $2.0 million in interest on advances from the FHLB, mainly driven by a decrease in the average balance of advances from FHLB of $130.7 million and a general decline in interest rates of 20 basis points; and (iii) a decrease of $1.7 million in interest on loans payable due to a reduction in the average balance of loans payable of $30.0 million as a result of repayment of loans and a decrease of 168 basis points in the average cost of loans payable since the loans are indexed to the 3-month LIBOR.
Average interest-earning assets decreased $59.5 million, from $9.6 billion for the first quarter of 2009 to $9.5 billion for the corresponding 2010 period, while the average interest-bearing liabilities increased $133.8 million, from $8.6 billion to $8.7 billion, for the same periods. The improvement in net interest income as a result of the increase in leverage, and the continued low interest rate environment, resulted in a 34 basis point improvement in net interest margin from 1.53% in the first quarter of 2009 to 1.87% in the corresponding 2010 period.
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

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

	QUARTER ENDED MARCH 31,
	2010			2009
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
(Dollars in thousands)	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,839,194	$81,433	5.66%	$5,594,175	$81,588	5.91%
Mortgage-backed securities	2,796,484	23,247	3.37%	3,129,042	27,381	3.55%
Interest-only strips (“IOs”)	45,703	1,543	13.69%	50,409	1,628	13.10%
Investment securities	83,250	865	4.21%	520,221	4,907	3.83%
Other interest-earning assets	739,103	2,140	1.17%	269,364	990	1.49%

Total interest-earning assets/interest income	9,503,734	$109,228	4.66%	9,563,211	$116,494	4.94%

Total non-interest-earning assets	688,926			505,042

Total assets	$10,192,660			$10,068,253

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,408,828	$26,700	2.46%	$3,911,497	$38,207	3.96%
Repurchase agreements	2,203,245	18,024	3.32%	1,805,528	17,232	3.87%
Advances from FHLB	1,484,587	13,973	3.82%	1,615,256	16,014	4.02%
Other short-term borrowings	16,556	11	0.27%	611,064	436	0.29%
Loans payable	334,317	1,649	2.00%	364,357	3,309	3.68%
Notes payable	270,312	5,110	7.67%	276,381	5,226	7.67%

Total interest-bearing liabilities/interest expense	8,717,845	$65,467	3.05%	8,584,083	$80,424	3.80%

Total non-interest-bearing liabilities	597,781			590,668

Total liabilities	9,315,626			9,174,751
Stockholders’ equity	877,034			893,502

Total liabilities and stockholders’ equity	$10,192,660			$10,068,253

Net interest-earning assets	$785,889			$979,128

Net interest income on a non-taxable equivalent basis		$43,761			$36,070

Interest rate spread(3)			1.61%			1.14%
Interest rate margin(4)			1.87%			1.53%
Net interest-earning assets ratio(5)			109.01%			111.41%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.2 million for the first quarters of 2010 and 2009, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average yield on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.
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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS

	QUARTER ENDED
	MARCH 31,
	2010 COMPARED TO 2009
	INCREASE (DECREASE) DUE TO:
(In thousands)	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$14,150	$(14,305)	$(155)
Mortgage-backed securities	(2,799)	(1,335)	(4,134)
Interest-only strips	(459)	374	(85)
Investment securities	(7,151)	3,109	(4,042)
Other interest-earning assets	2,559	(1,409)	1,150

TOTAL INTEREST INCOME VARIANCE	$6,300	$(13,566)	$(7,266)

INTEREST EXPENSE VARIANCE
Deposits	$26,598	$(38,105)	$(11,507)
Repurchase agreements	12,554	(11,762)	792
Advances from FHLB	(1,264)	(777)	(2,041)
Other short-term borrowings	(385)	(41)	(426)
Loans payable	(254)	(1,406)	(1,660)
Notes payable	(109)	(7)	(116)

TOTAL INTEREST EXPENSE VARIANCE	$37,140	$(52,098)	$(14,958)

NET INTEREST INCOME VARIANCE	$(30,840)	$38,532	$7,692

The low interest rate environment, as well as the Company’s changed pricing strategy for its deposit portfolio, resulted in an improvement in net interest income. The improvement in net interest income was primarily attributable to lower rates paid for deposits and repurchase agreements and an increase in loan volume partially offset by higher levels of deposits and repurchase agreements and a lower rate earned on loans (in part due to higher non-performing assets).
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
Doral Financial’s provision for loan and lease losses for the quarter ended March 31, 2010 was $13.9 million, compared to $23.6 million for the corresponding 2009 period. The $9.7 million decrease in the provision in the first quarter of 2010 compared to 2009 was due to higher provisions established in 2009 as a result of the full impact of the discontinuation of a local government’s incentive program under Tax Credit Law 197 and adverse developments on five loans that drove an $11.0 million additional provision in that period. The 2010 provision was driven by the following:
•	Overall mortgage and commercial portfolio behavior including increases in late stage delinquency.

•	A $1.1 million impairment charge related to the execution of $21.3 million in loss mitigation programs during the quarter.

•	Unfavorable developments in several construction and commercial impaired loans including increases in stale appraisal reserves and the effect of six construction developer loans that became collateral dependent during the first quarter.

•	Increases in provision related to new loan production in the Syndicated Lending Unit.
Net charge-offs for the first quarter of 2010 of $7.2 million were $6.7 million below the provision for loan and lease losses of $13.9 million.
Mortgage lending is the Company’s principal line of business and has historically reflected significant recoveries and low levels of losses. Nevertheless, due to current economic conditions in Puerto Rico, which have resulted in higher non-performing loans and loss severities in the residential mortgage loan portfolio, the Company increased its allowance and provision for loan and lease losses for this portfolio during 2010.
Perhaps the sector of the economy most affecting Doral Financial, directly and indirectly, is the sale of new home construction in Puerto Rico. For the quarter ended March 31, 2010, the market absorption of new construction homes continued at a low level. The slowdown in new construction has resulted in lost jobs, which has further increased mortgage and commercial loan delinquencies as the overall level of economic activity declines. The Company expects that absorption will continue to be at low levels due to the current economic environment.
Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

NON-INTEREST INCOME
TABLE D
NON-INTEREST INCOME

	QUARTER ENDED
	MARCH 31,
(In thousands)	2010	2009	Variance
Net credit related to OTTI losses	$(13,259)	$—	$(13,259)
Net gain on mortgage loan sales and fees	2,566	1,719	847
Gain (loss) on trading activities:
Net gain (loss) on securities held for trading	785	1,679	(894)
Gain on IO valuation	659	(562)	1,221
Gain (loss) on MSR economic hedge	1,828	(7,301)	9,129
Loss on derivatives	(1,498)	(1,144)	(354)

Net gain (loss) trading activities	1,774	(7,328)	9,102
Net gain (loss) on investment securities	26,414	(13)	26,427
Loss on early repayment of debt	(476)	—	(476)
Servicing income (loss):
Servicing fees	7,110	7,841	(731)
Late charges	2,095	2,276	(181)
Prepayment penalties	(9)	126	(135)
Other servicing fees	234	133	101
Interest loss on serial notes and others	(682)	(1,798)	1,116
Mark-to-market adjustment of servicing assets	(2,004)	(11,353)	9,349

Total servicing income (loss)	6,744	(2,775)	9,519
Commissions, fees and other income:
Retail banking fees	7,143	7,082	61
Insurance agency commissions	2,342	2,424	(82)
Other income	3,336	474	2,862

Total commissions, fees and other income	12,821	9,980	2,841

Total non-interest income	$36,584	$1,583	$35,001

Significant variances in non-interest income for the quarter ended March 31, 2010, when compared to the corresponding 2009 period, are as follow:
•	During the first quarter of 2010, OTTI losses were recognized on six of the Company’s non-agency CMOs, representing an aggregate amortized cost of $277.5 million, and recognized a credit loss of $13.3 million on these securities. One of these securities was a P.R. non-agency CMO with an amortized cost of $8.2 million and a recognized credit loss of approximately $2,000, and the additional five securities were U.S. non-agency CMOs with an amortized cost of $305.8 million and a recognized credit loss of $13.3 million. Please refer to Note 7 in the accompanying Notes to the Consolidated Financial Statements for additional information on OTTI.

•	The $9.1 million improvement in net gain (loss) on trading activities was driven principally by a $1.8 million gain on the MSR economic hedge for the first quarter of 2010, compared to a loss of $7.3 million in 2009, as a result of a change in the strategy for the economic hedge made during the second quarter of 2009.

•	Net gain on investment securities of $26.4 million resulted from the sale of approximately $1.2 billion of MBS and other debt securities during the first quarter of 2010 as part of the execution of the Company’s strategy to delever the balance sheet while continuing to shorten the duration of the investment portfolio. This gain was partially offset by a loss on early repayment of debt of $0.5 million related to the investments sold.

•	An improvement in the mark-to-market adjustment of mortgage servicing assets of $9.3 million primarily driven by the decrease in forecasted prepayment speeds which now better reflect actual Puerto Rico prepayment experience.

•	An increase in other income of $2.9 million was due to a gain on redemption of shares of VISA, Inc. in 2010.

NON-INTEREST EXPENSE
TABLE E
NON-INTEREST EXPENSE

	QUARTER ENDED MARCH 31,
(In thousands)	2010	2009	Variance
Compensation and benefits	$16,435	$22,828	$(6,393)
Taxes, other than payroll and income taxes	2,564	2,488	76
Advertising	1,498	1,448	50
Professional services	13,792	6,127	7,665
Communication expenses	3,944	4,408	(464)
EDP expenses	3,779	3,616	163
Occupancy expenses	3,981	4,001	(20)
Office expenses	1,285	1,466	(181)
Depreciation and amortization	3,147	3,453	(306)
FDIC insurance expense	5,191	1,937	3,254
OREO losses and other related expenses	4,597	1,188	3,409
Corporate insurance	1,262	1,063	199
Other expenses	5,923	6,403	(480)

Total non-interest expense	$67,398	$60,426	$6,972

Significant variances in non-interest expenses for the quarter ended March 31, 2010, when compared to the corresponding 2009 period, are as follow:
•	The decrease in compensation and benefits of $6.4 million was driven by a lower severance expense of $5.3 million together with lower taxes and benefits of approximately $1.2 million, as a result of a reduction in workforce during the first quarter of 2009. This reduction was partially offset by lower deferral of loan origination costs of approximately $0.9 million.

•	An increase of $7.7 million in professional expenses was related to expenses incurred in the exchange of preferred stock for common stock, expenses related to managing the portfolio of construction loans and expenses incurred to facilitate the Company’s qualification as a bidder in a possible FDIC assisted transaction. The Company was successful in becoming a qualified bidder, however, it was not selected to acquire assets and liabilities of any Puerto Rico bank in an FDIC assisted transaction.

•	An increase of $3.3 million in the FDIC insurance expense primarily related to the increase in rates and assessment bases adopted by the FDIC in the third quarter of 2009.

•	An increase of $3.4 million in OREO losses and other related expenses as a result of adjustments to lower of cost or appraisal, as well as stale appraisal adjustments driven by lower values of properties, higher levels of repossessed units and higher expenses to maintain the properties in saleable condition.
INCOME TAXES
The recognition of income tax expense of $2.5 million for the quarter ended March 31, 2010 is composed of a current income tax expense of $0.3 million and a deferred income tax expense of $2.2 million. The current tax expense is primarily related to tax expense related to U.S. source income. The deferred tax expense is primarily related to recognition of a valuation allowance on certain deferred tax assets as well as the amortization of existing deferred tax assets (“DTA”).
The current income tax expense of $1.1 million for the quarter ended March 31, 2009 is related to the accrual of interest and penalties on unrecognized tax benefits in Puerto Rico, and in the United States to the operation of its taxable entities. The deferred tax benefit of $1.2 million for the quarter ended March 31, 2009 is related to recognition of additional DTA, primarily net operating losses (“NOL”) net of amortization of existing DTAs and net of an increase in the valuation allowance.
As of March 31, 2010, one of the Company’s Puerto Rico taxable entities remained in a cumulative loss position in earnings before tax. For purposes of assessing the realization of the deferred tax assets, the cumulative taxable loss position for this entity is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax asset related to this entity in the future, considering the criteria of ASC 740 (formerly SFAS No. 109). Accordingly, as of March 31, 2010 and December 31, 2009, the Company determined that it was more likely than not that $387.4 million and $385.9 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount. For the Puerto Rico taxable entity that no longer remained in a cumulative loss position as of March 31, 2010, the Company decided to maintain the valuation allowance on deferred tax assets until it demonstrates a steady return to profitability.
For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets had not been recorded since they are expected to continue to be profitable. At March 31, 2010, the net deferred tax asset associated with these two companies was $13.7 million, compared to $14.4 million at December 31, 2009. In addition, approximately, $94.0 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The allowance also includes a valuation allowance of $2.4 million related to deferred taxes on unrealized losses on cash flow hedges as of March 31, 2010.
Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale as of March 31, 2010 and December 31, 2009 because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value. In April 2010, the Company sold non-agency CMOs with a market value of $253.5 million as of March 31, 2010, and recognized a loss of $138.3 million. As of March 31, 2010, these securities reflected an unrealized pre-tax loss of $129.4 million and had a DTA of $19.5 million. The Company sold this portfolio in order to participate in a bidding process for certain assets and liabilities in a possible FDIC assisted transaction. Refer to Note 34 for more information.
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
Refer to Note 24 of the accompanying financial statements for additional information related to the Company’s income taxes.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $19.1 million for the quarter ended March 31, 2010, compared to $26.7 million for the corresponding 2009 period.
The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE F
LOAN PRODUCTION

	Quarter Ended
	March 31,
(Dollars in thousands, except for average initial loan balance)	2010	2009
FHA/VA mortgage loans
Number of loans	382	504
Volume of loans	$51,487	$72,395
Percent of total volume	18%	30%
Average initial loan balance	$134,783	$143,641
Conventional conforming mortgage loans
Number of loans	198	268
Volume of loans	$22,375	$34,054
Percent of total volume	8%	14%
Average initial loan balance	$113,005	$127,067
Conventional non-conforming mortgage loans(1)
Number of loans	551	657
Volume of loans	$93,847	$101,972
Percent of total volume	32%	42%
Average initial loan balance	170,321	$155,209
Disbursement under existing construction development loans
Volume of loans	$2,891	$7,793
Percent of total volume	1%	3%
Commercial loans(2)
Number of loans	80	15
Volume of loans	$107,344	$23,407
Percent of total volume	37%	10%
Average initial loan balance	$1,341,800	$1,560,467
Consumer loans(2)
Number of loans	97	312
Volume of loans	$661	$2,717
Percent of total volume	0%	1%
Average initial loan balance	$6,814	$8,708
Other(3)
Number of loans	4	312
Volume of loans	$10,450	$2,717
Percent of total volume	4%	1%
Total loans

Number of loans	1,312	1,756
Volume of loans	$289,055	$242,338

(1)	Includes $0.4 million and $0.9 million in second mortgages for the quarters ended March 31, 2010 and 2009, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Consists of multifamily loans.
Doral Financial’s loan production for the first quarter of 2010 was $289.1 million, compared to $242.3 million for the comparable 2009 period, an increase of approximately 19.3%. The increase in Doral Financial’s loan production for the first quarter of 2010 was due to an increase in the commercial loan portfolio primarily as a result of loan production generated by the Company’s syndicated lending unit that started operations during the third quarter of 2009. The syndicated lending strategy is to acquire $5 million to $15 million participation interests in loans to U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s syndicated lending unit. The increase in the commercial loan portfolio was partially offset by decreases in mortgage loan origination as well as in construction and consumer loans due primarily to the general economic conditions in Puerto Rico.
Total loan production for the first quarter 2010 increased by $46.7 million, or 19.3%, when compared to the corresponding period in 2009. The increase in loan production was impacted by (i) an increase of $54.3 million, or 25.2%, in loans originated by the Company during 2010, and (ii) a decrease of $7.6 million, or 28.4%, of production purchased from third parties. The increase in Doral Financial’s loan production for the first quarter of 2010 was due to an increase in the commercial loan portfolio primarily previously described. The increase in the commercial loan portfolio was partially offset by decreases in mortgage loan origination as well as in construction and consumer loans due primarily to the general economic conditions in Puerto Rico. The decrease in the Company’s internally originated loans is due to a number of factors including deteriorating economic conditions, competition from other financial institutions, changes in laws and regulations and the general economic conditions in Puerto Rico.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the quarters ended March 31, 2010, and 2009, refinancing transactions represented approximately 88% and 82%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE G
LOAN ORIGINATION SOURCES

	QUARTER ENDED MARCH 31,
	2010			2009
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	51%	—	51%	75%	—	75%
Wholesale(1)	7%	—	7%	11%	—	11%
Housing Developments(2)	1%	4%	5%	2%	1%	3%
Other(3)	1%	36%	37%	2%	9%	11%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to disbursement of existing construction development loans.

(3)	Refers to commercial, consumer and multifamily loans originated through the banking subsidiaries.
MORTGAGE LOAN SERVICING
Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans and mortgage loan servicing rights. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.
The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

TABLE H
LOANS SERVICED FOR THIRD PARTIES

	AS OF MARCH 31,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2010	2009
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,313,848	$2,297,269
FHLMC/FNMA	3,011,320	3,356,510
Other conventional mortgage loans(1)(2)	3,222,093	3,613,734

Total portfolio serviced for third parties	$8,547,261	$9,267,513

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$8,655,613	$9,460,350
Additions to servicing portfolio	87,584	105,090
Servicing released due to repurchases	(10,100)	(19,829)
MSRs sales	(1,545)	—
Run-off(3)	(184,561)	(278,098)

Ending servicing portfolio	$8,547,261	$9,267,513

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	102,207	109,821
Weighted- average interest rate	6.29%	6.39%
Weighted- average remaining maturity (months)	241	245
Weighted- average gross servicing fee rate	0.40%	0.40%
Average servicing portfolio(4)	$8,601,437	$9,363,932
Principal prepayments	$118,357	$167,556
Constant prepayment rate	5.22%	6.68%
Average size of loans	$83,627	$84,387
Servicing assets, net	$118,236	$104,426
Mortgage-servicing advances(5)	$30,361	$19,924

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.48%	2.20%
90 days or more past due	4.91%	3.65%

Total delinquencies excluding foreclosures	7.39%	5.85%

Foreclosures pending	3.35%	2.69%

(1)	Excludes $4.4 billion and $4.2 billion of mortgage loans owned by Doral Financial at March 31, 2010 and 2009, respectively.

(2)	Includes portfolios of $151.3 million and $169.0 million at March 31, 2010 and 2009, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.4 billion and $4.2 billion as of March 31, 2010 and 2009, respectively.

(5)	Includes reserves for possible losses on P&I advances of $9.0 million and $8.7 million as of March 31, 2010 and 2009, respectively.
Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At March 31, 2010 and 2009, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.1 billion and $0.2 billion for the quarters ended March 31, 2010 and 2009, respectively. Total delinquencies excluding foreclosures increased from 5.85% to 7.39% from 2009 to 2010 as a result of the economic recession and general deterioration of the mortgage sector, while pending foreclosures increased from 2.69% to 3.35%, respectively. The Company does not expect significant losses related to these delinquencies since it has a liability for loans under recourse agreements and for other non recourse loans has not experienced significant losses in the past.
As part of its servicing responsibilities, in some servicing agreements, Doral Financial is required to advance the scheduled payments of principal or interest whether or not collected from the underlying borrower. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the large number of delinquent loans
LIQUIDITY AND CAPITAL RESOURCES
Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet, and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.
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
The following items have impacted the Company’s liquidity, funding activities and strategies during 2010 and 2009:
•	changes in short-term borrowings and deposits in the normal course of business;

•	repayment of certain long-term callable certificate of deposits;

•	adoption of an initiative to lengthen the brokered CD term to structurally reduce interest rate sensitivity;

•	the impact on the Company’s assets and liabilities as a result of the Company’s exposure to Lehman Brother’s Inc. in connection with repurchase agreements and forward to-be-announced agreements;

•	capital contributions to Doral Bank;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012;

•	repurchase of loans subject to recourse arrangements or representation and warranties;

•	repurchase of GNMA defaulted loans in 2009.
The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits which are all insured so as to meet the coverage for FDIC deposit insurance up to applicable limits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities and other borrowings, such as term notes backed by FHLB letters of credit and auction term funds to depository institutions granted by the Federal Reserve under TAF, as their primary sources of liquidity. The banking subsidiaries also have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets, except for OTTI charges taken as of March 31, 2010. Please refer to Note 7 of the accompanying consolidated financial statements for additional information on OTTI charges.
Cash Sources and Uses
Doral Financial’s sources of cash as of March 31, 2010 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sale of loans and securities.
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
Doral Financial uses of cash as of March 31, 2010 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors in March 2009 effective during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of March 31, 2010 and December 31, 2009:
TABLE I
SOURCES OF BORROWINGS

	AS OF MARCH 31, 2010		AS OF DECEMBER 31, 2009
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
(Dollars in thousands)	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$4,586,209	2.20%	$4,643,021	2.24%
Repurchase Agreements	1,909,000	3.50%	2,145,262	3.32%
Advances from FHLB	1,472,920	2.90%	1,606,920	3.05%
Other Short-Term Borrowings	—	0.00%	110,000	0.25%
Loans Payable	329,706	6.99%	337,036	7.27%
Notes Payable	269,496	7.30%	270,838	7.30%
As of March 31, 2010, Doral Financial’s banking subsidiaries held approximately $4.4 billion in interest-bearing deposits at a weighted-average interest rate of 2.32%. For additional information on the Company’s sources of borrowings please refer to Notes 18 to 23 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE J
AVERAGE DEPOSIT BALANCE

	QUARTER ENDED		YEAR ENDED
	MARCH 31, 2010		DECEMBER 31, 2009
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(Dollars in thousands)	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$511,024	2.76%	$484,917	3.34%
Brokered certificates of deposits	2,784,675	2.75%	2,374,207	3.70%
Regular passbook savings	358,674	1.51%	361,217	1.69%
NOW accounts and other transaction accounts	351,488	1.13%	350,300	1.26%
Money market accounts	402,968	2.06%	390,962	2.71%

Total interest-bearing	4,408,829	2.46%	3,961,603	3.16%
Non-interest bearing	243,774	—	244,606	—

Total deposits	$4,652,603	2.33%	$4,206,209	2.97%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2010.
TABLE K
CERTIFICATES OF DEPOSIT MATURITIES

(In thousands)	AMOUNT
Certificates of deposit maturing:
Three months or less	$453,688
Over three through six months	412,324
Over six through twelve months	590,791
Over twelve months	1,495,770

Total	$2,952,573

The amounts in Table K, include $2.7 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of March 31, 2010 and December 31, 2009, all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008 (“EESA”), which among other things, temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in deposit insurance became effective upon the President’s signature and was set to expire on December 31, 2009.
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
As of both March 31, 2010 and December 31, 2009, Doral Financial’s retail banking subsidiaries had approximately $2.7 billion, in brokered deposits. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB, have access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of March 31, 2010, Doral Financial’s banking subsidiaries had $1.5 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 2.90%. Refer to Note 20 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the quarter ended March 31, 2010, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $44.1 million, compared to $35.7 million for the corresponding period of 2009. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans was $151.3 million and $154.2 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $10.9 million and $13.9 million, respectively.
When Doral Financial sells mortgage loans to third parties, which serves as a source of cash, it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics investors are generally entitled to cause Doral Financial to repurchase such loans.
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
In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of March 31, 2010, Doral Financial’s maximum recourse exposure with FNMA amounted to $624.2 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 26 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.
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
Regulatory Capital Ratios
As of March 31, 2010, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level.
Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of March 31, 2010, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE L
REGULATORY CAPITAL RATIOS

	AS OF MARCH 31, 2010
	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital Ratio (Total capital to risk- weighted assets)	15.1%	15.7%	16.4%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.8%	14.4%	15.9%
Leverage Ratio(1)	8.4%	7.4%	12.5%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

	AS OF DECEMBER 31, 2009
	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital Ratio (Total capital to risk- weighted assets)	15.1%	15.3%	16.6%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.8%	14.0%	16.2%
Leverage Ratio(1)	8.4%	7.4%	13.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
As of March 31, 2010, Doral Financial capital levels exceeded the well capitalized thresholds under applicable federal bank regulatory definitions. In addition, as of March 31, 2010, Doral Bank PR and Doral Bank NY capital levels exceeded the well capitalized thresholds as contained in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Those thresholds require an institution to maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a higher specific capital ratio.
Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial, such variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business.
On March 17, 2006, Doral Financial entered into a consent order with the Federal Reserve, pursuant to which the Company submitted a capital plan in which it established a target minimum leverage ratio of 5.5% for Doral Financial and 6.0% for Doral Bank PR. For a detailed description of this order, please refer to Part I, Item 3. Legal Proceedings, in the Company’s 2009 Annual Report on Form 10-K.
On March 19, 2009, the Board of Directors of Doral Financial approved a capital infusion of up to $75.0 million to Doral Bank PR, of which $19.8 million was made during the first quarter of 2009. The remainder of the capital infusion authorized on March 19, 2009 was not contributed. On November 20, 2009, the Board of Directors approved an additional capital contribution of up to $100.0 million to Doral Bank PR, which was made during November and December 2009.
ASSETS AND LIABILITIES
Doral Financial’s total assets amounted to $9.7 billion at March 31, 2010, compared to $10.2 billion at December 31, 2009. Total assets at March 31, 2010, when compared to December 31, 2009 were affected by a decrease of $708.9 million in the Company’s investment securities portfolio that resulted from a combination of a sale of $1.2 billion of investment securities during the first quarter of 2010 and purchases primarily of shorter duration mortgage-backed securities as part of interest rate risk management, as well as decreases of $413.1 million in cash and due from banks and $46.2 million in other interest earning assets. These decreases were partially offset by increases in accounts receivable of $63.5 million, in mortgage servicing advances of $10.8 million and in other assets of $572.9 million. The increase in other assets was due to unsettled investment securities trades as of March 31, 2010.
Total liabilities were $8.9 billion at March 31, 2010, compared to $9.4 billion at December 31, 2009. Total liabilities as of March 31, 2010 were principally affected by a decrease in deposits of $56.8 million, primarily in retail deposits, decreases in securities sold under agreements to repurchase of $236.3 million, advances from FHLB of $134.0 million and other short term borrowings of $110.0 million, as a result of the Company’s execution of its strategy to delever the balance sheet. These decreases were partially offset by an increase in other accrued expenses and other liabilities of $39.4 million.
CAPITAL
Doral Financial’s total equity totaled $862.4 million at March 31, 2010, compared to $875.0 million at December 31, 2009.
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
The exchange by holders of shares of the non-cumulative preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-cumulative preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired and the fair value of the consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes upon the cancellation of shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, in accordance with guidance of ASC 260-10, Earnings per Share, (previously EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock).
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
On November 20, 2009, the Company filed an amendment to its Registration Statement on Form S-4 (“S-4”) announcing a new offer to exchange a number of properly tendered and accepted shares of its Convertible Preferred Stock, as defined below, for newly issued shares of its common stock. The offer to exchange expired on December 9, 2009 and was settled on December 14, 2009, as defined below. Pursuant to the terms of the offer to exchange, the Company issued 4,300,301 shares of common stock in exchange for 208,854 shares of Convertible Preferred Stock, as defined below. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of $52.2 million, as well as a non-cash charge to retained earnings of $18.0 million (with a corresponding credit to additional paid in capital) that was deducted from net income available to common shareholders in calculating earnings per share.
The effect of the two preferred stock exchanges in 2009 was to increase common equity by $152.8 million, increase book value per common share by $2.47, decreased preferred equity by $157.8 million and decrease net income available to common shareholders by $8.6 million.
On March 15, 2010, the Company filed a Registration Statement on Form S-4 announcing its offer to exchange a number of properly tendered and accepted shares of its (i) 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), (ii) 7.00% Noncumulative Monthly Income Preferred Stock, Series A (“Series A preferred stock”), (iii) 8.35% Noncumulative Monthly Income Preferred Stock, Series B (“Series B preferred stock”), and (iv) 7.25% Noncumulative monthly Income Preferred Stock, Series C (“Series C preferred stock”), for newly issued shares of its common stock. The offer to exchange expired on March 19, 2010 and was settled on March 24, 2010. Pursuant to the terms of the offer to exchange, the Company issued 1,207,268 shares of common stock in exchange for 58,634 shares of Convertible Preferred Stock. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of $14.7 million, as well as a non-cash charge to retained earnings of $5.1 million (with a corresponding credit to additional paid in capital) that was deducted from net income available to common shareholders in calculating earnings per share. Pursuant to the terms of the offer to exchange, the Company issued 1,304,636 shares of common stock in exchange for 314,661 shares of Series A preferred stock; issued 928,984 shares of common stock in exchange for 450,967 shares of Series B preferred stock; and issued 1,778,178 shares of common stock in exchange for 863,197 shares of Series C preferred stock. Overall, $63.3 million liquidation preference of the Company’s preferred stock were validly tendered, not withdrawn, and exchanged upon the terms and subject to the conditions set forth in the offer to exchange. An aggregate of 1,689,459 shares of preferred stock were retired upon receipt. As a result of the exchange offer, Doral Financial issued an aggregate of 5,219,066 shares of common stock. After settlement of the exchange offer, 950,166 shares of Series A preferred stock, 1,331,694 shares of Series B preferred stock, 2,716,005 shares of Series C preferred stock, and 813,526 shares of convertible preferred stock remained outstanding.
Refer to Note 29 of the accompanying financial statements for further discussion about the preferred stock conversions.
In April 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers of the Company’s common stock, including certain direct and indirect investors in Doral Holdings Delaware LLC (“Doral Holdings”), the Company’s parent company, to raise new equity capital for the Company through a private placement. The Company raised approximately $171.0 million (net of estimated issuance costs) of non contingent capital consisting of approximately 180,000 shares of the Company’s Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock, $1.00 par value and $1,000 liquidation preference per share. Refer to Note 34 of the accompanying financial statements for additional information.
Housing and Urban Development Requirements
The Company’s mortgage operation is a U.S. Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranged up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio. Non-compliance with these requirements could result in actions from the regulatory agencies such as monetary penalties, the suspension of the license to originate loans, among others.
As of March 31, 2010 and December 31, 2009, Doral Mortgage maintained $25.1 million and $24.4 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company uses fair value measurements to record certain assets and liabilities at fair value. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
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
Approximately 23% and 29% of the Company total assets at March 31, 2010 and December 31, 2009, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 19% and 15% of these financial instruments at both March 31, 2010 and December 31, 2009, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.

Refer to Note 30 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
OFF-BALANCE SHEET ACTIVITIES
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the quarters ended March 31, 2010 and 2009, repurchases amounted to approximately $50,000 and $2.0 million, respectively. These repurchases were at fair value and no significant losses were incurred. Please refer to Item 1A. Risk Factors, “Risks Related to our Business — Defective and repurchased loans may harm our business and financial condition” below for additional information.
In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans. As of March 31, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans amounted to $151.3 million and $154.2 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2010 and December 31, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.9 billion, for both periods. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.8 billion, for both periods. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the quarters ended March 31, 2010 and 2009, the Company repurchased at fair value $7.3 million and $6.6 million, respectively, pursuant to recourse provisions.
In the past, the Company’s approach for estimating its liability for expected losses from recourse obligations was based on the amount that would be required to pay for mortgage insurance to a third party in order to be relieved of its recourse exposure on these loans. During the third quarter of 2008, Doral Financial refined its estimate for determining expected losses from recourse obligations as it began to develop more data regarding historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. This actual data on losses showed a substantially different experience than that used for newer loans for which insurance quotes are published.
Doral Financial reserves for its exposure to recourse amounted to $9.3 million and $9.4 million and the reserve for other credit-enhanced transactions explained above amounted $9.0 million and $8.8 million as of March 31, 2010 and December 31, 2009, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for the period shown:

QUARTER ENDED
(In thousands)	MARCH 31, 2010
Balance at beginning of period	$9,440
Net charge-offs / termination	(471)
Provision for recourse liability	368

Balance at end of period	$9,337

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under ASC 815-10, Derivatives and Hedging, (previously SFAS No. 133, Accounting for derivatives instruments and hedging activities), during the period between trade and settlement date.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2010.
TABLE M
CONTRACTUAL OBLIGATIONS

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
(In thousands)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,586,209	$3,059,024	$1,128,233	$241,553	$157,399
Repurchase agreements(1) (2)	1,909,000	807,500	486,500	615,000	—
Advances from FHLB(1) (2)	1,472,920	908,500	308,420	256,000	—
Loans payable(3)	329,706	40,443	74,583	58,940	155,740
Notes payable	269,496	3,505	5,953	10,465	249,573
Other liabilities(4)	115,212	115,212	—	—	—
Non-cancelable operating leases	43,311	5,641	10,410	7,703	19,557

Total Contractual Cash Obligations	$8,725,854	$4,939,825	$2,014,099	$1,189,661	$582,269

(1)	Amounts included in the table above do not include interest.

(2)	Includes $288.5 million of repurchase agreements with an average rate of 3.87% and $279.0 million in advances from FHLB with an average rate of 5.41%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB are included in the less-than-one year category in the above table but have actual contractual maturities ranging from June 2010 to February 2012. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 10.9% to estimate the repayments.

(4)	Includes the liability for uncertain tax positions, excluding associated interest and penalties of $3.7 million that the Company expects to settle within less than one year.
TABLE N
OTHER COMMERCIAL COMMITMENTS(1)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
(In thousands)	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$84,612	$77,568	$3,550	$2,780	$714
Commitments to sell loans	139,406	139,406	—	—	—
Commercial and financial standby letters of credit	25	25	—	—	—
Maximum contractual recourse exposure	752,132	—	—	—	752,132

Total	$926,175	$166,999	$3,550	$2,780	$752,846

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.

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
Doral Financial’s risk management policies are designed with the goal of maximizing shareholder’s value with emphasis on stability of net interest income and market value of equity. These policies are also targeted to remain well capitalized, preserve adequate liquidity, and meet various regulatory requirements. The objectives of Doral Financial’s risk management policies are pursued within the limits established by the Board of Directors of the Company. The Board of Directors has delegated the oversight of interest rate and liquidity risks to its Risk Policy Committee.
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
The ALCO is responsible for:
•	developing the Company’s asset/liability management and liquidity strategy;

•	establishing and monitoring of interest rate, pricing and liquidity risk limits to ensure compliance with the Company’s policies;

•	overseeing product pricing and volume objectives for banking and treasury activities; and

•	overseeing the maintenance of management information systems that supply relevant information for the ALCO to fulfill its responsibilities as it relates to asset/liability management.
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
As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (a) net interest income sensitivity; (b) market value equity sensitivity; (c) effective duration of equity; and (d) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches, however management continues to emphasize risk management and controls based on net interest income and market value of equity sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:
•	Net Interest Income Sensitivity. Refers to the relationship between market interest rates and net interest income due to the maturity mismatches and repricing characteristics of Doral Financial’s interest-earning assets, interest-bearing liabilities and off-balance sheet positions. To measure net interest income exposure to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques allow for the forecasting of net interest income and expense under various rate scenarios for the measurement of interest rate risk exposures of Doral Financial. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and as such, serves as a measure of short to medium term earnings risk. The basic underlying assumptions used in net interest income simulations are: (a) the Company maintains a static balance sheet; (b) full reinvestment of funds in similar product/instruments with similar maturity and repricing characteristics; (c) spread assumed constant; (d) prepayment rates on mortgages and mortgage related securities are modeled using multi-factor prepayment model; (e) non-maturity deposit decay and price elasticity assumptions are incorporated, and (f) evaluation of embedded options is also taken into consideration. To complement and broaden the analysis of earnings at risk the Company also performs earning simulations for longer time horizons.

•	Market Value of Equity Sensitivity. Used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. Doral Financial uses value simulation techniques for all financial components of the Statement of Financial Condition. Valuation techniques include static cash flows analyses, stochastic models to qualify value of embedded options and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the market value of equity to changes in interest rates. Duration measures the linear change in market value of equity caused by changes in interest rates, while, convexity measures the asymmetric changes in market value of equity caused by changes in interest rates due to the presence of options. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the market value of equity to changes in interest rates.

•	Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rate changes on Doral Financial’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions.
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
Doral Financial’s Risk Profile
Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors. Interest rate sensitivity represents the relationship between market interet rates and the net interest income due to existing maturity and repricing imbalances between interest-earning assets and interest-bearing liabilities. Interest rate sensitivity is also defined as the relationship between market interest rates and the economic value of equity (referred to market value of equity or “MVE”). The interest risk profile of the Company is measured in the context of net interest income, market value of equity, maturity/repricing gaps and effective duration of equity.
The risk profile of the Company is managed by use of natural offsets generated by the different components of the balance sheet during as a result of the normal course of business operations and through active hedging activities by means of both, on-balance sheet and off-balance sheet transactions (i.e. derivative instruments) to achieve targeted risk levels.
The Company’s interest rate risk exposure may be asymmetric due to the presence of embedded options in products and transactions which allow clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of embedded options include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured funding transaction. Assets and liabilities with embedded options are evaluated taking into consideration the presence of options to estimate their economic price elasticity and also the effect of options in assessing maturity/repricing characteristics of the Company’s balance sheet. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of mortgage-backed securities.
The Company measures interest rate risk and has specific targets for various market rate scenarios. General assumptions for the measurement of interest income sensitivity are: (1) rate shifts are parallel and instantaneous throughout all benchmark yield curves and rate indexes; (2) behavioral assumptions are driven by simulated market rates under each scenario (i.e. prepayments, repricing of certain liabilities); (3) static balance sheet assumed with cash flows reinvested at forecasted market rates (i.e. forward curve, static spreads) in similar instruments. For net interest income the company monitors exposures and has established limits for time horizons ranging from one (1) up to three (3) years, although for risk management purposes earning exposures are forecasted for longer time horizons.
The tables below show the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of March 31, 2010 and December 31, 2009.

	Market Value	Net Interest Income
As of March 31, 2010	Of Equity Risk	Risk(1)
+ 100 BPS	(5.1)%	(2.4)%
- 100 BPS	(2.7)%	0.9%

	Market Value of	Net Interest Income
As of December 31, 2009	Equity Risk	Risk(1)
+ 100 BPS	(9.4)%	(3.4)%
- 100 BPS	(2.4)%	(0.4)%

(1)	Based on 12-month forward change in net interest income.
The net interest income (“NII”) sensitivity measure to a one hundred (100) basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from -3.4% to -2.4% when comparing March 31, 2010 to December 31, 2009. The effect is driven by the continued efforts targeted to reduce maturity/repricing mismatches by extending the maturity in certain wholesale liabilities.
As of March 31, 2010 the market value of equity (“MVE”) showed lower sensitivity to rising interest rates when compared to December 31, 2009. The change in the MVE sensitivity to an increase of one hundred (100) basis points in market rates, from -9.4% to -5.1%, was driven by the change in the mix of the investment portfolio and the continued focus to reduce balance sheet mismatches through extension of the maturity of certain liabilities. The Company has been actively managing the balance sheet to maintain the interest rate risk measures in line with targets mainly by the use of on-balance sheet strategies. The repositioning of the investment portfolio in assets with shorter duration and limited extension risk has contributed to a reduction of $6.3 million in MVE sensitivity to a parallel and instantaneous increase of one hundred (100) basis points.

The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of March 31, 2010 and December 31, 2009.

(In thousands)	March 31, 2010	December 31, 2009
	Change in Fair Value	Change in Fair Value
Change in Interest	of Available for Sale	of Available for Sale
Rates (Basis Points)	Securities	Securities
+200	$(144,404)	$(164,043)
+100	(65,347)	(71,675)
Base	—	—
-100	39,320	51,165
-200	57,895	103,334
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at March 31, 2010.

TABLE O
INTEREST RATE CAPS

(Dollars in thousands)
	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
NOTIONAL AMOUNT	DATE	CONDITIONS	PAID	VALUE

$25,000	September, 2010	1-month LIBOR over 5.00%	$205	$—
15,000	September, 2011	1-month LIBOR over 5.50%	134	—
15,000	September, 2012	1-month LIBOR over 6.00%	143	13
35,000	October, 2010	1-month LIBOR over 5.00%	199	—
15,000	October, 2011	1-month LIBOR over 5.00%	172	—
15,000	October, 2012	1-month LIBOR over 5.50%	182	21
50,000	November, 2012	1-month LIBOR over 6.50%	228	48
50,000	November, 2012	1-month LIBOR over 5.50%	545	76
50,000	November, 2012	1-month LIBOR over 6.00%	350	58

$270,000			$2,158	$216

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at March 31, 2010.
TABLE P
INTEREST RATE SWAPS

(Dollars in thousands)
	MATURITY	PAY	RECEIVE	FAIR
NOTIONAL AMOUNT	DATE	FIXED RATE	FLOATING RATE	VALUE

CASH FLOW HEDGE
$200,000	July, 2010	3.00%	3-month LIBOR minus 0.04%	$(2,785)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(176)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	(179)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(192)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(349)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(399)
15,000	November, 2010	4.42%	1-month LIBOR	(415)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(921)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(3,698)

$305,000				$(9,114)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $395.0 million and $480.0 million as of March 31, 2010 and December 31, 2009, respectively. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. The decrease in the notional amount of freestanding derivatives with respect to December 31, 2009 is due mainly to economic hedges related to servicing assets and secondary marketing activities.

Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $305.0 million as of both March 31, 2010 and December 31, 2009. The Company typically uses interest rate swaps to convert floating rate FHLB advances to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the FHLB advance to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at March 31, 2010 and December 31, 2009, respectively, and their different designations.
TABLE Q
DERIVATIVES POSITIONS

	March 31, 2010		December 31, 2009
	Notional	Fair		Fair
(In thousands)	Amount	Value	Notional Amount	Value
Cash flow Hedges
Interest rate swaps	$305,000	$(9,114)	$305,000	$(10,691)
Other derivatives
Interest rate caps	270,000	216	270,000	777
Forward contracts	125,000	(669)	210,000	(1,572)

	395,000	(453)	480,000	(795)

	$700,000	$(9,567)	$785,000	$(11,486)

The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
TABLE R
FAIR VALUE RECONCILIATION

Quarter Ended
(In thousands)	March 31, 2010
Fair value of contracts outstanding at the beginning of the period	$(795)
Changes in fair values during the period	342

Fair value of contracts outstanding at the end of the period	$(453)

TABLE S
SOURCES OF FAIR VALUE

	Payment Due by Period
	Maturity			Maturity
(In thousands)	less than	Maturity	Maturity	in excess	Total Fair
As of March 31, 2010	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(669)	$—	$—	$—	$(669)
Prices provided by internal sources	—	216	—	—	216

	$(669)	$216	$—	$—	$(453)

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.

The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and monitors market on pledge collateral to minimize credit exposure. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.
TABLE T
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

	March 31, 2010
			Total Exposure			Weighted Average
(Dollars in thousands)	Number of		At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$203	$—	$203	2.20
A+	1	360,000	13	(9,114)	(9,101)	0.88
A	2	125,000	49	(718)	(669)	0.11

Total Derivatives	4	$700,000	$265	$(9,832)	$(9,567)	1.15

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

	December 31, 2009
			Total Exposure			Weighted Average
(Dollars in thousands)	Number of		At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$719	$—	$719	2.45
A+	1	360,000	58	(10,691)	(10,633)	1.12
A	2	210,000	553	(2,125)	(1,572)	0.11

Subtotal	4	$785,000	$1,330	$(12,816)	$(11,486)	1.21

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
Credit Risk
Doral Financial is subject to credit risk with respect to its portfolio investment securities and loans receivable. For a discussion of credit risk on investment securities please refer to Note 7 of the accompanying financial statements.
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
Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Please refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payments defaults. The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the quarter ended March 31, 2010 amounted to $7.3 million and resulted in a loss of $0.4 million. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Doral Financial has historically provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has a relatively high credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The balance outstanding for the residential housing construction sector has decreased from $276.2 million as of December 31, 2009, to $264.2 million as of March 31, 2010. Management expects that the amount of loans of the construction industry will continue to decrease in subsequent years.
The first quarter of 2010 reflected lower delinquency in the construction and land portfolio compared to December 2009 due to better collections. Nevertheless, for the quarter ended March 31, 2010, absorption trends continued in a similar pattern to those experienced at the end of 2009. The overall sentiment of the housing development industry in Puerto Rico continues unchanged since the last quarter reflecting a negative outlook. Absorption for the quarter ended March 31, 2010 reflects 71% reduction versus the corresponding 2009 period. The Company expects that absorption will continue to be at low levels due to the current economic environment.
In optimizing its recovery of non-performing construction loans, as of March 31, 2010, management has determined to foreclose approximately 26 non-performing residential development properties with an outstanding balance of approximately $156.4 million in order to accelerate sales of the individual units. Most of these projects are in a mature stage of the development. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral. Since current appraisals were not available on all these properties at quarter end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market. Management continues to evaluate the best course of action to optimize loan recoveries on all non-performing properties, and will regularly assess all projects in choosing its course of action.
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
During the fourth quarter of 2007, the Company started a Loan Restructuring Program (“the Program”) with the purpose of aiding borrowers with delinquent mortgage loans in returning to financial stability. The Program was designed so that borrowers that prove future payment capacity are given the opportunity of transferring past due amounts to the end of the term of the loan, thus placing the loan in current status. The Company does not reduce rates or forgive principal or interest under the Program, it simply shifts past due payments to the end of the loan for a fee. The Program was designed to comply with all laws and regulations.
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
During the second quarter of 2009, the Company launched a new loss mitigation program (the “Special Repayment Plan”) for customers whose monthly net cash flows have been reduced and cannot continue to make their mortgage payments. The Special Repayment Plan lowers the monthly payment of qualifying loans through the extension of the remaining maturity by 10 years and, in some cases, a decrease of the interest rate. The program, which is similar in nature to the Home Affordable Modification Program (“HAMP”) launched by the U.S. government, does not engage in a formal modification of the mortgage note; it simply enters into a legally binding payment plan with the customer that is valid through the end of the loan or a subsequent default, whichever occurs first. The Special Repayment Plan was designed to comply with all laws and regulations.
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
The following table summarizes information regarding the Company’s outstanding TDRs for the period indicated.

	March 31, 2010
		90 and over days
(In thousands)	TDRs	delinquency
Residential mortgage loans	$461,909	$107,438
Construction loans (including land)	117,497	97,675
Commercial loans	55,430	23,650
Consumer loans	1,474	91

Total TDRs	$636,310	$228,854

Non-performing Assets and Allowance for Loan and Lease Losses
Non-performing assets consist of loans on a non-accrual basis, other real estate owned and other non-performing assets. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days, except for revolving lines of credit and credit cards that accrue interest until 180 days past due and FHA and VA loans that accrue interest until 300 days past due, or earlier if concern exists as to the ultimate collectibility of principal or interest. On a case by case basis, the Company may decide that a particular loan should be placed on non-accrual status based on the borrower’s financial condition, or, in the case of construction loans, if a given project is considered to be behind schedule or experiencing economic distress. Generally, when the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when it becomes current and/or collectibility is reasonably assured. The Company places in non-accrual status all residential construction loans classified as substandard whose sole source of payment are interest reserves funded by Doral Financial. For the quarters ended March 31, 2010 and 2009, Doral Financial would have recognized $6.9 million and $8.6 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount also includes interest reversal on loans placed on non-accrual status during the quarter.
The following table sets forth information with respect to Doral Financial’s non-accrual loans, OREO and other NPAs as of the dates indicated:

TABLE U
NON-PERFORMING ASSETS

	AS OF	AS OF
(Dollars in thousands)	MARCH 31, 2010	DECEMBER 31, 2009
Non-performing loans:
Residential mortgage loans — held for sale (1)	$3,374	$4,901
Residential mortgage loans — held for investment	435,564	403,070

Total non-performing residential mortgage loans(2)	438,938	407,971

Other lending activities:
Construction loans	230,351	273,581
Commercial real estate loans	156,694	130,156
Commercial real estate loans — held for sale	749	655
Consumer loans	511	519
Commercial non-real estate loans	1,908	933
Lease financing receivable	637	1,091
Land loans	74,062	33,373

Total non-performing other lending activities	464,912	440,308

Total non-performing loans	903,850	848,279

Repossessed Units	146	101

OREO(3)	100,345	94,219

Total NPAs of Doral Financial (consolidated)	$1,004,341	$942,599

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	17.84%	16.65%

Total NPAs of Doral Financial as a percentage of consolidated total assets	10.34%	9.21%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	15.92%	14.86%

Ratio of allowance for loan and lease losses to total Non-performing loans (excluding loans held for sale) at end of period(4)	16.39%	16.70%

(1)	Does not include approximately $164.9 million and $128.6 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of March 31, 2010 and December 31, 2009, respectively.

(2)	In November 2009, the Company evaluated its non-performing assets policy and placed in accrual status all FHA loans until 300 days delinquent because the principal balance of these loans is insured or guaranteed under applicable FHA programs and interest is, in most cases, fully recovered in foreclosure proceedings. As a result of the change in policy, total non-performing residential mortgage loans exclude $76.4 million and $105.5 million of FHA loans as of March 31, 2010 and December 31, 2009, respectively.

(3)	Excludes FHA and VA claims amounting to $15.6 million as of both March 31, 2010 and December 31, 2009, respectively.

(4)	Refer to non-performing assets and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.
Non-performing assets increased by $61.7 million, or 6.6%, during the quarter ended March 31, 2010. The increase in delinquency is mostly attributable to economic stress being experienced by borrowers during the quarter ended March 31, 2010. Macroeconomic pressure has significantly affected both early stage delinquency and cures from later delinquency segments.
Non-performing residential mortgage loans increased by $31.0 million, or 7.59%, when compared to December 31, 2009. The increase in delinquency is mostly attributable to economic stress being experienced by borrowers during the quarter ended March 31, 2010. Macroeconomic pressure has significantly affected both early stage delinquency and cures from later delinquency segments.
Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value (“LTV”) and whether they are covered by mortgage insurance. LTV ratios are calculated based on current unpaid balances and original property values.
TABLE V
COMPOSITION OF MORTGAGE NON-PERFORMING ASSETS

COLLATERAL TYPE	LOAN TO VALUE	DISTRIBUTION
FHA/VA loans		7.4%
Loans with private mortgage insurance		7.1%
Loans with no mortgage insurance	< 60%	14.1%
	61-80%	40.3%
	81-90%	15.3%
	Over 91%	15.8%

Total loans		100.0%

Actual loan-to-value ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans.
Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. A loss is recognized for any initial write down to fair value less cost to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.
     Detailed below is a roll-forward of the Company’s OREO properties:

	QUARTER ENDED
	MARCH 31,
(In thousands)	2010	2009
Balance at beginning of period	$94,219	$61,340
Additions	18,722	20,162
Sales	(6,978)	(7,881)
Retirement	(2,389)	(2,584)
Lower of cost or market adjustments	(3,229)	(829)

Balance at end of period	$100,345	$70,208

During the first quarter of 2010, the Company sold 69 OREO properties, representing $7.1 million in unpaid balance. Total proceeds amounted to $6.3 million, representing the recovery of 89.3% and 98.6% of unpaid balance and book value, respectively. For the quarter ended March 31, 2009, the Company sold 152 OREO properties, representing $12.6 million in unpaid balance. Total proceeds amounted to $10.7 million, representing the recovery of 84.9% and 91.6% of unpaid balance and book value, respectively. Gains and losses on sales of OREO are recognized in other expenses in the Company’s Consolidated Statements of Operations.
During 2009, the Company improved its foreclosure functions resulting in shorter foreclosure periods, and units are entering the OREO portfolio at faster rates than in previous years, which together with the deteriorating economic conditions in Puerto Rico explains the higher additions reflected in 2009. Retirements represent properties transferred to loan portfolio or claims receivable. Generally the Company does not maintain properties for periods in excess of five years for accounting purposes.
The increase in lower of cost or market adjustments is due to the economic conditions in Puerto Rico, lower values received on appraisals and an estimated reserve for stale appraisals based on the current trend of appraisal values. The Company’s portfolio of OREO properties was composed of the following categories for the periods indicated:

	As of
	March 31,	December 31
(In thousands)	2010	2009
Construction	$2,308	$1,878
Residential	81,251	76,461
Commercial Real Estate	15,438	14,283
Land secured	1,348	1,597

Balance at end of period	$100,345	$94,219

During the first quarter of 2010, non-performing construction loans (including land loans) decreased by $2.5 million, or 1%, compared to December 31, 2009. This decrease is mainly related to repayment of loans due to absorption during the quarter, as well two loans moving to the OREO portfolio. The construction portfolio is affected by the deterioration in the economy because the underlying loans’ repayment capacity is dependent on the ability to attract buyers and maintain housing prices. Construction projects financed by the Company experienced lower levels of unit sales in comparison with the 2009 corresponding period.
In optimizing its recovery of non-performing construction loans, as of March 31, 2010, management has determined to foreclose approximately 26 non-performing residential development properties with an outstanding balance of approximately $156.4 million in order to accelerate sales of the individual units. Most of these projects are in a mature stage of the development. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral. Since current appraisals were not available on all these properties at quarter end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market. Management continues to evaluate the best course of action to optimize loan recoveries on all non-performing properties, and will regularly assess all projects in choosing its course of action.
During the past two years, the Company’s construction loan (including land loans) portfolio has experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. As of both March 31, 2010 and December 31, 2009, 56% of the loans within the construction (and land) portfolio were considered non-performing loans. Although the Company is taking steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During 2009 and the first quarter of 2010, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico. Commitments to fund new construction loans in New York amounted to $17.7 million and $18.6 million for the quarters ended March 31, 2010 and 2009, respectively.

The following table presents further information on the Company’s construction portfolio.

	As of	As of
(Dollars in thousands)	March 31, 2010	December 31, 2009
Construction loans(1) (2)	$405,772	$452,386
Total undisbursed funds under existing commitments(2) (3)	30,391	30,879
Total non-performing construction loans(2)	230,351	273,581
Net (recovery) charge offs — Construction loans(2)	(90)	17,754
Allowance for loan losses — Construction loans(2)	39,854	44,626
Non-performing construction loans to total construction loans	56.8%	60.5%
Allowance for loan losses — construction loans to total construction loans	9.8%	9.9%
Net charge-offs on an annualized basis to total construction loans	(0.1)%	3.9%

(1)	Includes $264.2 million and $276.2 million of construction loans for residential housing projects as of March 31, 2010 and December 31, 2009, respectively. Also includes $141.5 million and $176.2 million of construction loans for commercial, condominiums and multi-family projects as of March 31, 2010 and December 31, 2009, respectively.

(2)	Excludes land loans.

(3)	Includes undisbursed funds to matured loans and loans in non-accrual status that still disbursing funds.
The following table sets forth information with respect to Doral Financial’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.
Table W — Loans past due 90 days and still accruing

	As of	As of
(Dollars in thousands)	March 31, 2010	December 31, 2009
Loans past due 90 days and still accruing:
Residential mortgage loans(1)	$76,443	$105,520
Commercial non-real estate loans(2)	806	1,245
Consumer loans(2)(3)	2,461	2,137

Total loans past due 90 days and still accruing	$79,710	$108,902

(1)	In November 2009, the Company placed in accrual status all Federal Housing Administration (“FHA”), Farmers Home Administration (“FMHA”) and Veteran’s Administration (“VA”) guaranteed loans less than 300 days delinquent because the principal balance of these loans is insured or guaranteed under applicable FHA, FmHA or VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

(2)	Revolving lines of credit still accruing until 180 days delinquent.

(3)	Credit cards still accruing until 180 days delinquent.

The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for the periods indicated.
TABLE X
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED MARCH 31,
(Dollars in thousands)	2010	2009
Allowance for Loan and Lease Losses:
Balance at beginning of period	$140,774	$132,020
Provision (recovery) for loan and lease losses:
Construction loans	(4,862)	8,355
Residential mortgage loans	6,609	4,396
Commercial real estate loans	3,069	6,089
Consumer loans	1,886	2,464
Lease financing	(254)	349
Commercial non-real estate loans	(74)	1,285
Land secured loans	7,547	687

Total provision for loan and lease losses	13,921	23,625

Charge-offs:
Construction loans	(32)	(3,946)
Residential mortgage loans	(4,715)	(1,033)
Commercial real estate loans	(256)	(2,034)
Consumer loans	(2,139)	(2,834)
Commercial non-real estate loans	(310)	(1,837)
Lease financing	(198)	(286)

Total charge-offs	(7,650)	(11,970)

Recoveries:
Construction loans	122	—
Commercial real estate loans	50	17
Consumer loans	215	182
Commercial non-real estate loans	23	7
Leasing financing receivable	26	19

Total recoveries	436	225

Net charge-offs	(7,214)	(11,745)

Balance at end of period	$147,481	$143,900

Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.68%	2.73%
Provision for loan losses to net charge-offs	192.97%	201.15%
Net charge-offs on an annualized basis to average loans receivable outstanding	0.53%	0.91%
Allowance for loan and lease losses to net charge-offs on an annualized basis	504.09%	302.10%

The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:
TABLE Y
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$39,854	7%	$44,626	8%
Residential mortgage loans	53,708	69%	51,814	70%
Commercial — secured by real estate	24,745	13%	21,883	13%
Consumer	6,918	2%	6,955	1%
Lease financing receivable	845	0%	1,383	0%
Commercial non-real estate	4,032	6%	4,281	6%
Land secured	17,379	3%	9,832	2%

Total	$147,481	100%	$140,774	100%

As of March 31, 2010, the Company’s allowance for loan and lease losses was $147.5 million, an increase of $6.7 million from $140.8 million as of December 31, 2009. The allowance for loan and lease losses was 2.68% of period-end loans receivable at March 31, 2010, compared with 2.55% at December 31, 2009.
The provision for loan and lease losses decreased $9.7 million to $13.9 million for the quarter ended March 31, 2010, from $23.6 million for the quarter ended March 31, 2009. The variance is due to adverse developments in five loans during the first quarter of 2009 which drove $11.0 million in additional provisions, together with one large commercial credit relationship for which the Company received an adverse appraisal.
Mortgage lending is the Company’s principal line of business and has historically reflected significant recoveries and low levels of losses. Nevertheless, due to current economic conditions in Puerto Rico, and increases in non-performing loans and loss severities in this portfolio, the Company increased its allowance during 2010. Non-performing residential mortgage loans increased $31.0 million, or 7.6%, and the related allowance for loan and lease losses increased $1.9 million or 3.7% during the first quarter of 2010 compared with December 31, 2009.
In 2010, charge-offs of residential mortgage loans were driven by the implementation of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans that are over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loans and lease losses.
The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. Recent roll rates show that the proportion of loans rolling into subsequent buckets has been following an increasing trend throughout the year. For purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should only use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend that those in older periods. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity losses are calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 5% and 20% depending on the different loan types and loan-to-value ratios, and up to 75% for the second mortgages
The commercial real estate loan portfolio decreased during 2010 since the Company is not actively lending in this line of business. Non-performing commercial real estate loans increased $26.5 million in 2010 as a result of the deterioration in economic conditions in Puerto Rico. The allowance for loan and lease losses for this portfolio increased $2.9 million during 2010 due to portfolio behavior including the increase in non-performing loans.
The commercial non-real estate portfolio increased primarily as a result of the launch of the middle market syndicated lending unit in the second half of 2009. Non-performing loans and the allowance for the portfolio remained relatively flat during the quarter.
The consumer and lease financing portfolios continued to decrease consistent with the Company’s exit strategy for these business lines. Non-performing loans in these portfolios are stable and the allowance has decreased in the consumer portfolio as non-performing loan balances are charged-off.
In total for the quarter, the balance of non-performing loans outstanding increased $55.6 million, and the Company provided $13.9 million for loan losses. In addition, the Company had net charge-offs of $7.2 million, resulting in a net increase in the allowance for loan and lease losses of $6.7 million.
Net charge-offs for the quarter ended March 31, 2010 of $7.2 million were lower than net charge-offs for the comparable 2009 period of $11.7 million by $4.5 million. Higher charge-offs in 2009 were the result of confirmed losses in the construction and commercial portfolios.
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
The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted and the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral. Since current appraisals were not available on all these properties at quarter end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market.
The following table summarizes the Company’s loans individually reviewed for impairment and the related allowance:

(In thousands)	MARCH 31, 2010	DECEMBER 31, 2009
Impaired loans with allowance(1)	$447,023	$346,145
Impaired loans without allowance	130,330	184,601

Total impaired loans	$577,353	$530,746

Related allowance	$67,321	$48,223
Average impaired loan portfolio	$554,050	$449,741

(1)	The increase in balance of impaired loans with allowance during the first quarter of 2010 was primarily related to $82.3 million of loans under the Company’s Special Repayment Plan.
As part of the regular loan workout cycle, the Company charges-off the portion of specific reserves for impaired loans that it considers being confirmed losses. Accordingly, certain loans considered impaired and measured for specific reserve in accordance with ASC 310-10 (SFAS No. 114) are carried at an unpaid balance that has already been reduced by charge-offs, and therefore, carry a relatively lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. ASC 310-10 (SFAS No. 114) prohibits the allocation of general reserves for those loans for which an impairment analysis has been conducted and for which no specific reserve is required. As of March 31, 2010, Doral Financial’s construction and commercial real estate portfolio includes $139.2 million of impaired loans that are adequately collateralized and, accordingly, carry no specific reserves.
Doral Financial records an allowance for all performing loans and non-performing small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $1.0 million) on a group basis under the provisions of ASC 450-20-25, Contingencies- Loss Contingencies/Recognition, (previously SFAS No. 5, Accounting for Contingencies). For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
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
The following table sets forth information concerning the composition of Doral Financial’s allowance for loan and lease losses by loan category and whether the allowance and related provisions were calculated individually through the requirements of ASC 310-10 (SFAS No. 114) or through a general valuation allowance in accordance with the provisions of ASC 450-20-25 (SFAS No. 5):

	Construction	Residential
(Dollars in thousands)	and Land Secured	Mortgage Loans	Commercial Loans	Consumer and Lease	Total
ASC 310-10 (SFAS No. 114) — Specific reserves
Unpaid balance	$352,418	$97,441	$132,530	$1,474	$583,863
Allowance for loan and lease losses	48,913	7,910	11,041	44	67,908
Allowance for loan and lease losses to unpaid principal balance	13.88%	8.12%	8.33%	2.99%	11.63%
ASC 450-20-25 (SFAS No. 5) — General allowance
Unpaid balance	192,814	3,709,287	941,633	77,897	4,921,631
Allowance for loan and lease losses	8,320	45,798	17,736	7,719	79,573
Allowance for loan and lease losses to unpaid principal balance	4.32%	1.23%	1.88%	9.91%	1.62%
Total Portfolio
Unpaid balance	545,232	3,806,728	1,074,163	79,371	5,505,494
Allowance for loan and lease losses	57,233	53,708	28,777	7,763	147,481
Allowance for loan and lease losses to unpaid principal balance	10.50%	1.41%	2.68%	9.78%	2.68%
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

Overview of Operational Risk Management
Doral Financial has a corporate-wide Chief Risk Officer, who is responsible for implementing the process of managing the risks faced by the Company. The Chief Risk Officer is responsible for coordinating risk identification and monitoring throughout Doral Financial with the Company’s Internal Audit group. In addition, the Internal Audit function provides support to facilitate compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
Internal Control Over Financial Reporting
For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2009, please refer to Part II, Item 9A. Controls and Procedures, of the Company’s 2009 Annual Report on Form 10-K.
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
Markets in the United States and elsewhere have experienced extreme volatility and disruption for approximately two years, continuing through the quarter ended March 31, 2010. The United States, Europe and Japan entered into recessions during 2008 that persisted through most of 2009, despite past and expected governmental intervention in the world’s major economies.
Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.
Puerto Rico’s economy is currently in a recession that commenced in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. For fiscal years 2007 and 2008, Puerto Rico’s real gross national product contracted by 1.9% and 2.5%, respectively. According to the latest information published by the Puerto Rico Planning Board in February 2010, the contraction continued into fiscal year 2009 with an estimated reduction in Puerto Rico’s real gross national product of 3.4%. In addition, the Puerto Rico Planning Board announced in March 2010, that it is projecting a continuation of the contraction into fiscal year 2010 with a projected reduction of real gross national product of 3.6%.
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
The proceeds expected to be obtained from the COFINA bond issuance program will be used to repay existing government debt (including debts with GDB), finance operating expenses of the Commonwealth for fiscal years 2009 through 2011 (and for fiscal year 2012, to the extent included in the government’s annual budget for such fiscal year), including costs related to the implementation of a workforce reduction plan, the funding of an economic stimulus plan, as described below, and for other purposes to address the fiscal imbalance while the fiscal stabilization plan is being implemented. The fiscal stabilization plan seeks to safeguard the investment grade ratings of the Commonwealth’s general obligation debt and lay the foundation for sustainable economic growth. Legislation was enacted during 2009 authorizing the implementation of all the measures in the fiscal stabilization plan.
Economic Reconstruction Plan. The current Puerto Rico government administration has also developed and commenced implementing a short-term economic reconstruction plan. The cornerstone of this plan is the implementation of U.S. federal and local economic stimuli. Puerto Rico will benefit from the American Recovery and Reinvestment Act of 2009 (“ARRA”) enacted by the U.S. government to provide a stimulus to the U.S. economy in the wake of the global economic downturn. Puerto Rico expects to receive approximately $6.0 billion in the aggregate from ARRA during the current fiscal year and the next fiscal year, which includes tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, among other measures. The administration will seek to complement the U.S. federal stimulus with additional short- and medium term supplemental stimulus measures seeking to address specific local challenges and providing investment in strategic areas. These measures include a local $500.0 million economic stimulus plan to supplement the federal plan. The local stimulus is composed of three main elements: (i) capital improvements; (ii) stimulus for small and medium-sized businesses; and (iii) consumer relief in the form of payments to retirees, mortgage-debt restructuring for consumers that face risk of default, and consumer stimulus for the purchase of housing. In addition, to further stimulate economic development and cope with the fiscal crisis, the administration has established a legal framework via legislation approved in June 2009, to authorize and promote the use of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets.
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
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ( “the Exchange Act”)) as of March 31, 2010. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
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
For information on these proceedings, refer to Note 27 to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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
In October 2008, the United States government enacted the EESA in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA provided the U.S. Treasury Secretary with the authority to use up to $700 billion to, among other things, inject capital into financial institutions and establish the TARP, to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purposes of stabilizing and providing liquidity to the U.S. financial markets.
In February 2009, the US Treasury Department put forward a general description of a new Financial Stability Plan, including a revised approach to TARP. The new Financial Stability Plan may commit in excess of $2.0 trillion, from a combination of the remaining TARP funds, Federal Reserve funds and private-sector investments. The new Financial Stability Plan included: (i) new capital injections into banks that undergo a comprehensive stress test and need an additional capital buffer to help absorb losses; (ii) a new public-private investment fund started by the U.S. Treasury Department, along with the Federal Reserve and the FDIC, to assist in disposition of illiquid assets in the balance sheets of financial institutions (the plan initially seeks to leverage private capital with public funds on an initial scale of $500 billion, but potentially up to $1.0 trillion); (iii) an expansion of the previously announced TALF from $200 billion to $1.0 trillion and the inclusion in such program of commercial mortgage-backed securities; and (iv) the commitment of $50 billion from the TARP for foreclosure mitigation programs (this is part of a much broader foreclosure mitigation program included in the Homeowner Affordability and Stability Plan discussed below).
On February 18, 2009, President Obama announced the administration’s Homeowner Affordability and Stability Plan that is designed to, among other things, assist homeowners unable to refinance their loans or struggling to meet their mortgage obligations. The proposed Homeowner Affordability and Stability Plan seeks to help these homeowners by providing: (i) access for borrowers to low-cost financing on conforming loans owned or guaranteed by FNMA or FHLMC; (ii) a $75 billion Home Affordable Modification Program (“HAMP”) to prevent foreclosures; and (iii) support for FNMA and FHLMC from the U.S. Treasury Department in the form of purchases of preferred stock and mortgage-backed securities. HAMP includes: (i) financial incentives to borrowers and servicers in connection with loan modifications on fist mortgage and second liens; (ii) a program designed to encourage short sales and deeds-in-lieu as alternatives to foreclosures; (iii) the development of national standards for loan modifications; and (iv) support for the modification of bankruptcy laws to allow bankruptcy judges to modify residential mortgage loans. A later addition to HAMP also provides additional protection for investors who modify loans in hard-hit housing markets from the effects of continued declines in the value of their collateral. On March 26, 2010 the administration announced new revisions to HAMP that would provide support to unemployed homeowners, encourage principal write-downs, improve borrower outreach, and increase incentive payments for short sales and deeds-in-lieu.
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
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and has and may continue to adversely affect our business, financial condition and results of operations. The Company has experienced increased levels of non-performing assets and OTTI charges on its non-agency MBSs as a result of current market conditions. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future and we may experience further charges. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
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
Puerto Rico’s economy is currently in a recession that commenced in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. For fiscal years 2007 and 2008, Puerto Rico’s real gross national product contracted by 1.9% and 2.5%, respectively. According to the latest information published by the Puerto Rico Planning Board in February 2010, the contraction continued into fiscal year 2009 with an estimated reduction in Puerto Rico’s real gross national product of 3.4%. In addition, the Puerto Rico Planning Board announced in March 2010, that it is projecting a continuation of the contraction into fiscal year 2010 with a projected reduction of real gross national product of 3.6%.
The Government of Puerto Rico estimated that its structural deficit for fiscal year 2009 was $3.2 billion or over 30% of its General Fund budget. It is in the process of implementing various plans for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Measures that the government has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the government is the largest source of employment in Puerto Rico, these measures will have the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle. In addition, a payment or other material default by the Government of Puerto Rico or any of its agencies, public corporations or instrumentalities with respect to their municipal bond or note obligations could have a material adverse effect on our financial condition and results of operations.
The current state of the Puerto Rico economy and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of our loan portfolios and reduced the level of our originations in Puerto Rico. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in other interest and non-interest revenue sources of the Company.
Deteriorating credit quality particularly in real estate loans has adversely impacted Doral Financial and may continue to adversely impact Doral Financial.
Doral Financial has experienced a downturn in credit performances since 2006, and the Company expects credit conditions and the performance of its loan portfolio to continue to deteriorate in the near future. Construction loans to finance residential or commercial projects involve greater credit risk than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. The properties securing these loans are also harder to dispose of in foreclosure. Increases in the allowance for loan and lease losses may be necessary in the future. Accordingly, a decrease in the quality of Doral Financial’s credit portfolio could have a material adverse effect on Doral Financial’s financial condition and results of operations.
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
The capital and credit markets, although recovering, have been experiencing volatility and disruption for almost two years. In particular, at times during the last two years, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access credit and on our business, financial condition and results of operations.
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
During 2008, 2009 and 2010, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the U.S. Congress and the FDIC have instituted two temporary programs to further insure customer deposits at FDIC-member banks: (i) deposit accounts are now insured up to $250,000 per customer (up from $100,000) until December 31, 2013; and (ii) certain non-interest bearing transactional accounts are fully insured (unlimited coverage) until December 31, 2010. These programs have placed additional stress on the deposit insurance fund.
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
A relatively large portion of our funding is retail brokered deposits issued by Doral Bank PR. Our total brokered deposits as of March 31, 2010 were $2.7 billion. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect our ability to fund a portion of our operations and/or meet obligations.
Adverse credit market conditions may affect the Company’s ability to meet its liquidity needs.
The credit markets, although recovering, have recently been experiencing extreme volatility and disruption. During the last two years, the volatility and disruptions reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity of certain issuers, particularly for non-investment grade issuers like us.
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
On December 10, 2009, the U.S. House of Representatives passed “The Wall Street Reform and Consumer Protection Act,” which included some of the U.S. Treasury Department’s proposed reforms. The full U.S. Senate recently began its consideration of legislative proposals for financial reform recently reported out by the Senate Committee on Banking Housing, and Urban Affairs.
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
The consolidation of the Puerto Rico banking industry may adversely affect us.
In April 2010, the FDIC closed three Puerto Rico banks and sold their assets and liabilities to other banks. In the future, there may be additional bank failures, mergers and acquisitions in our industry. Any business combination could significantly alter industry conditions and competition within the Puerto Rico banking industry and could have a material adverse effect on Doral Financial’s financial condition and results of operations.
Risks Related to our Business
For the quarter ended March 31, 2010, the Company’s credit quality, including the potential for credit losses on its investment portfolio, continued to be affected by the sustained deterioration of the economic conditions affecting our markets, including higher unemployment levels, much lower absorption rates and further declines in property values.
The Company’s credit quality continued to be under pressure during 2010 as a result of continued recessionary conditions in Puerto Rico and the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values.
Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. If the credit quality of the customer base, or the value of collateral backing collateral dependent loans materially decreases, if the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations could be adversely affected.
There is no certainty that our allowance for loan and lease losses will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, collateral values, industries or markets both in Puerto Rico and the United States. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets.
Some of our mortgage-backed securities and other investments continue to experience declines in their market values as a result of adverse market conditions. For such securities, as of March 31, 2010 management believed they were not more likely than not to be sold before anticipated recovery of remaining amortized cost basis. As of March 31, 2010, the Company recognized OTTI on seven of its non-agency CMOs. As of March 31, 2010, management determined that unrealized losses in its investment portfolio are temporary. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors in the United States and Puerto Rico. The Company’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral.
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
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. In a letter dated October 6, 2008, Doral notified LBI and the SIPC trustee that it was owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and accrued interest. Doral has fully reserved for loss the ancillary expenses and interest.

In December 2008, the SIPC trustee announced that the deadline for final submission of claims for customers was January 2009 and set a deadline of June 2009 for other creditor claims. The SIPC trustee also announced that it expected to have enough assets to cover customer claims but stated that it could not determine at that point what would be available to pay general creditors.
Based on the information available in the fourth quarter of 2008, Doral determined that the process will likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values, and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by ASC 450-10 (SFAS No. 5) and related pronouncements. As a result, Doral accrued as of December 31, 2008 a loss of $21.6 million against the $43.3 million owed by LBI. The net receivable of $21.7 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
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
On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims. The motion asserted that “the colorable customer claims will approach – and, depending on how certain disputed issues are resolved, could exceed – the assets available to the SIPC trustee for distribution.” On October 30, 2009, Doral objected to this motion as premature (since as the SIPC trustee noted the process of marshalling assets in the estate is ongoing) and giving the SIPC trustee unwarranted discretion. Doral also reaffirmed its entitlement to customer treatment. An evidentiary hearing on the motion was held on February 25, 2010. The SIPC trustee has modified the relief sought in the proposed order in respect of the motion based on which Doral has withdrawn its objection to the motion.
Once a final determination regarding Doral’s objections to the denial of its claims for treatment as a customer is issued and once additional information on the SIPC proceeding is obtained (such as, for example, the amount of customer and general creditor claims and the amount of funds that may be available to cover each class of claims), Doral may need to accrue an additional loss with respect to the net LBI receivable of $21.7 million. The accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
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

The Company and its banking subsidiaries are subject to regulatory capital adequacy and other supervisory guidelines, and if we fail to meet those guidelines our business and financial condition would be adversely affected.
Under regulatory capital adequacy guidelines and other regulatory requirements, our banking subsidiaries must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to quantitative judgments by regulators regarding components, risk weightings and other factors. Supervisory guidelines also address, among other things, asset quality and liquidity. We and our bank regulators agree that we should manage Doral Bank to stricter capital and other supervisory requirements based on general economic conditions and our particular condition, risk profile and growth plans. If the Company and its banking subsidiaries fail to meet these minimum capital and other supervisory and regulatory requirements, our business and financial condition will be adversely affected. A failure to meet regulatory capital adequacy guidelines, among other things, would affect our banking subsidiaries ability to accept or rollover brokered deposits.
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
We may participate in future FDIC-assisted transactions, which could present additional risks to our business.
We may have opportunities to acquire the assets and liabilities of other failed banks in future FDIC-assisted transactions. Although these transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we would still be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these transactions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated transaction, we may face additional risk in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We may not be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material effect on our business, financial condition and results of operations.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect our financial statements. Four of the Company’s most critical estimates are the level of the allowance for loan and lease losses, the amount of other-than-temporary impairment (“OTTI”) of its non-agency securities, the valuation of mortgage servicing rights and the amount of its deferred tax asset. Due to the inherent nature of these estimates the Company may significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, and may recognize a significant provision for impairment of its mortgage servicing rights. If the Company’s allowance for loan and lease losses is not adequate, the Company’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, the Company may increase its allowance for loan and lease losses, which could have a material adverse effect on its capital and results of operations.
During the first quarter of 2010, the Company recognized $13.3 million of OTTI. The OTTI estimate is based upon analysis of the probability of default and loss given default of the residential mortgage loans which underlie the security. If default experiences increase or are later estimated to increase beyond the previously estimated levels, the Company may increase the amount of OTTI, which could have a material adverse effect on its capital and results of operation.
As of March 31, 2010, the Company had a deferred tax asset of approximately $131.5 million. The deferred tax asset is net of a valuation allowance of $387.4 million. The realization of the Company’s deferred tax asset ultimately depends on the existence of sufficient taxable income to realize the value of this asset. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods. The Company’s results of operations would be negatively impacted if it determines that increases to its deferred tax asset valuation allowance are required in a future reporting period.
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
As a result of our credit ratings, we may be subjected to increased collateral requirements and other measures that could have an adverse impact on our results of operations and financial condition.
We have previously sold or securitized mortgage loans in transactions with FNMA and other counterparties subject to partial or full recourse. As of March 31, 2010, the maximum contractual exposure to the Company if it were required to purchase all loans sold subject to partial or full recourse was approximately $0.8 billion, approximately $0.6 billion of which consisted of exposure to FNMA. Our contractual agreements with FNMA authorize FNMA to require us to post additional collateral to secure our recourse obligations with FNMA and FNMA has the contractual right to request collateral for the full amount of our recourse obligations when, as now, we do not maintain an investment grade rating. In January 2006, we agreed to post $44 million in collateral to secure our recourse obligations. In addition, certain of our servicing agreements, such as those with FNMA, FHLMC and GNMA, contain provisions triggered by changes in our financial condition or failure to maintain required credit ratings. We do not currently maintain the credit ratings required by GNMA and possibly other counterparties, which may result in increased collateral requirements and/or require us to engage a substitute fund custodian, or could result in termination of our servicing rights. Termination of our servicing rights, requirements to post additional collateral or the loss of custodian funds could reduce our liquidity and have an adverse impact on our operating results.
Our ability to sell loans and other mortgage products to government-sponsored entities could be impacted by changes in our financial condition or the historical performance of our mortgage products.
Our ability to sell mortgage products to government-sponsored entities (“GSEs”), such as FNMA, FHLMC and GNMA, depends, among other things, on our financial condition and the historical performance of our mortgage products. To protect our ability to continue to sell mortgage products to GNMA and other GSEs, we have and may in the future repurchase defaulted loans from such counterparties. In December 2009, we repurchased $118.3 million of defaulted FHA guaranteed loans from such counterparties. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the GSEs would have a material adverse effect on our results of operations and financial condition.
We may fail to retain and attract key employees and management personnel.
Our success has been and will continue to be influenced by our ability to retain and attract key employees and management personnel, including senior and middle management. Our ability to attract and retain key employees and management personnel may be adversely affected as a result of the workload and stress associated with the resolution of legacy issues and business transformation efforts, and related risks and uncertainties; the consolidation of the Puerto Rico banking industry; or by additional work relating to any potential or actual acquisition.
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
Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The enforcement powers available to federal banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions. Doral Financial and Doral Bank PR have entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner, which, among other things, prohibited the Company’s banking subsidiaries from paying dividends to the parent company, and prohibited Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval and required Doral Bank PR to take various actions to ensure compliance with the provisions of the Bank Secrecy Act. While the FDIC and the Office of the Commissioner have lifted their consent orders, these banking regulators could take further action with respect to Doral Financial or our banking subsidiaries and, if any such further action were taken, such action could have a material adverse effect on Doral Financial. Doral Financial’s consent order with the Federal Reserve is still in effect and the Company’s banking regulators could take additional actions to protect the Company’s banking subsidiaries or to ensure that the holding company remains as a source of financial and managerial strength to its banking subsidiaries, and such action could have adverse effects on the Company or its stockholders.
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
On March 6, 2008, a former treasurer of Doral Financial was indicted for alleged criminal violations involving securities and wire fraud. On April 29, 2010 the former treasurer was convicted on three of the five counts of securities and wire fraud he was facing after a five-week jury trial.
On August 13, 2009, the former treasurer of Doral filed a complaint against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that Mr. Levis has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral Financial fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. The former treasurer further moved for preliminary injunctive relief. On December 16, 2009, the parties entered into a Settlement Agreement. On December 17, 2009, the former treasurer’s motion for a preliminary injunction was denied as moot, and all further proceedings were stayed, but the procedures for future disputes between the parties and outlined in the Settlement Agreement were not affected by the stay. The amounts required to be advanced in an appeal of the criminal conviction could be substantial and could materially adversely affect Doral Financial’s results of operations.
Risks Related to Our Common Stock
Additional issuances of common stock or securities convertible into common stock may further dilute existing holders of our common stock.
In April 2010, we issued a total of 285,002 shares of our Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (the “Mandatorily Convertible Preferred Stock”) for $180 million.
The shares of Mandatorily Convertible Preferred Stock issued in the capital raise had an effective sale price of $3.00 per common share equivalent and approximately 60 million common share equivalents were issued.
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
Availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
Approximately 72% of our outstanding Common Stock is currently owned by our principal shareholder, Doral Holdings. Since the formation of Doral Holdings in 2007, these shares could only be sold upon the affirmative vote of at least four out of five of the principal investors of Doral Holdings. Under the Cooperation Agreement, we expect that Doral Holdings will be dissolved and those shares would be distributed pro rata to direct and indirect investors in Doral Holdings. Pursuant to the Stock Purchase Agreement and the Cooperation Agreement, the Company has agreed to use its reasonable best efforts to register the shares of common stock being issued to investors in the private placement (or upon the conversion of Mandatorily Convertible Preferred Stock issued therein), and the shares of common stock currently owned by Doral Holdings so distributed to its direct and indirect investors. Shares distributed on the dissolution of Doral Holdings will be freely transferable, and shares issued in the private placement will be freely tradeable after 180 days, except, in each case, for any such shares owned by our affiliates.
If holders of our common stock sell substantial amounts of our common stock in the public market, including shares of our common stock purchased in the private placement (or issued upon conversion of the Mandatorily Convertible Preferred Stock purchased therein) or distributed to direct or indirect investors in Doral Holdings as described above, it is likely to have an adverse effect on the market price of our common stock. The possibility of such sales, commonly referred to as an “overhang,” also could adversely affect the market price of our common stock and also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.
We may be required to make certain payments to investors under the Stock Purchase Agreement and Doral Holdings under the Cooperation Agreement if registration of the common stock is delayed or under certain other circumstances.
Under the terms of the Stock Purchase Agreement and the Cooperation Agreement, we will be required to make certain payments as liquidated damages to investors in the private placement and to direct and indirect investors in Doral Holdings if a registration statement relating to the shares of common stock being issued in the private placement (or upon the conversion of Mandatorily Convertible Preferred Stock issued therein) and the shares of common stock currently owned by Doral Holdings is not (i) filed with the SEC within the time periods specified in the Stock Purchase Agreement, (ii) declared effective by the SEC within the time periods specified in the Stock Purchase Agreement or (iii) available (with certain limited exceptions) after having been declared effective. No assurance can be given that the required registration statement will be filed, or be declared effective by the SEC and remain effective for the time periods necessary to avoid the payment of liquidated damages.
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
The price of our common stock may be subject to fluctuations and volatility.
The market price of our common stock could be subject to significant fluctuations because of factors specifically related to our businesses and general market conditions. Factors that could cause such fluctuations, many of which could be beyond our control, include the following:
•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in governmental regulations or proposals, or new government regulations or proposals, affecting us, including those relating to the current financial crisis and global economic downturn and those that may be specifically directed to us;

•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in our principal markets;

•	the departure of key personnel;

•	changes in the credit, mortgage and real estate markets;

•	the dissolution of Doral Holdings;

•	operating results that vary from expectations of management, securities analysts and investors;

•	operating and stock price performance of companies that investors deem comparable to us;

•	changes in financial reports by securities analysts;

•	changes in our credit ratings or other rating agency actions with respect to Doral Financial;

•	developments related to investigations, proceedings, or litigation that involves us; and

•	the occurrence of major catastrophic events, including terrorist attacks.
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
Our shareholders’ agreement, certain provisions under Puerto Rico and federal banking laws and regulations,

together with certain provisions of our certificate of incorporation and by-laws, may make it more difficult to effect a change in control of our company, to acquire us or to replace incumbent management. These provisions could potentially deprive our stockholders of opportunities to sell shares of our common stock at above-market prices. If Doral Holdings is dissolved as contemplated in the Cooperation Agreement, our shareholders agreement would be terminated, thus eliminating certain of these provisions, but until such time, or if it is not dissolved, such agreement will remain in effect.
Our controlling shareholder is able to determine the outcome of any matter that may be submitted for a vote of the shareholders.
Our principal shareholder represented approximately 72% of our outstanding common stock as of March 31, 2010. The interests of our controlling shareholder may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders. Our controlling shareholder will generally have sufficient voting power to determine the outcome of corporate actions submitted to the shareholders for approval and to influence our management and affairs, including a merger or consolidation of our Company, a sale of all or substantially all of the assets of our Company, an amendment of our organizational documents and the election of members of our board of directors. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our common stock, and the trading prices of our common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price. In addition, this concentration of ownership may prevent attempts to remove or replace senior management.
Pursuant to the Cooperation Agreement, Doral Holdings has agreed to dissolve following both shareholder approval of the conversion of the Mandatorily Convertible Preferred Stock into common stock and the effectiveness of a registration statement of the newly issued shares and the shares currently owned by Doral Holdings (or, if the registration statement has not yet become effective, then following stockholder approval and 180 days), but until such time, of such dissolution does not occur, the above risks remain in effect.
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
If we do not pay dividends in full on our noncumulative preferred stock for eighteen consecutive monthly periods, or pay dividends in full on our convertible preferred stock for consecutive dividend periods containing in the aggregate a number of days equivalent to six fiscal quarters, the holders of all series of our preferred stock so entitled, all acting together as a single class, would have the right to elect two additional members of our board of directors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. REMOVED AND RESERVED
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

Exhibit
Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

Exhibit
Number	Description
4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 10-K filed with the Commission on March 31, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008).
10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 31, 2003).

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current

Exhibit
Number	Description
Report on Form 8-K filed with the Commission on May 30, 2006).

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.7	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.8	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.9	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.10	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.11	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.12	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).
10.13	Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

10.14	Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).

10.15	Cooperation Agreement dated as of April 19, 2010 by and among Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP Ltd.

10.16	Stock Purchase Agreement dated as of April 19, 2010 by and among Doral Financial Corporation with the purchasers named therein.

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)
Date: May 7, 2010	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: May 7, 2010	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President and Chief Financial Officer