Form 10-Q
period 2010-06-30
DORAL FINANCIAL CORP
filed 2010-08-09
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Common stock: 107,614,606 outstanding as of August 2, 2010.

DORAL FINANCIAL CORPORATION
INDEX PAGE

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30,	December 31,
(Dollars in thousands, except for share data)	2010	2009
Assets
Cash and due from banks	$318,949	$725,277

Other interest-earning assets	42,791	95,000

Securities held for trading, at fair value	48,561	47,726
Securities available for sale, at fair value (includes $881,674 and $1,402,906 pledged as collateral at June 30, 2010, and December 31, 2009, respectively, that may be repledged)	2,379,712	2,789,177
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	99,529	126,285

Total investment securities	2,527,802	2,963,188
Loans:
Loans held for sale, at lower of cost or market	382,387	320,930
Loans receivable	5,521,784	5,516,891
Less: Unearned interest	(530)	(1,083)
Less: Allowance for loan and lease losses	(134,913)	(140,774)

Total net loans receivable	5,386,341	5,375,034

Total loans, net	5,768,728	5,695,964

Accounts receivable	43,626	60,478
Mortgage-servicing advances	41,609	19,592
Accrued interest receivable	40,984	41,866
Servicing assets, net	113,005	118,493
Premises and equipment, net	99,883	101,437
Real estate held for sale, net	103,177	94,219
Deferred tax asset (“DTA”)	105,393	131,201
Other assets	190,945	185,237

Total assets	$9,396,892	$10,231,952

Liabilities
Deposits:
Non-interest-bearing deposits	$307,930	$353,516
Other retail interest-bearing deposits	1,881,990	1,637,096
Brokered certificate of deposits	2,750,649	2,652,409

Total deposits	4,940,569	4,643,021
Securities sold under agreements to repurchase	1,460,800	2,145,262
Advances from FHLB	1,217,920	1,606,920
Other short-term borrowings	—	110,000
Loans payable	318,652	337,036
Notes payable	267,648	270,838
Accrued expenses and other liabilities	246,331	243,831

Total liabilities	8,451,920	9,356,908

Commitments and contingencies (Please refer to Note 25 and 26)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 6,096,393 shares issued and outstanding, at aggregate liquidation preference value at June 30, 2010 (7,500,850 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2009):

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	$148,700	$197,388
Perpetual cumulative convertible preferred stock	203,382	218,040
Mandatorily convertible preferred stock	171,000	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 67,293,370 shares issued and outstanding at June 30, 2010 (97,500,000 shares authorized and 62,064,304 shares issued and outstanding at December 31, 2009)	673	621
Additional paid-in capital	1,047,443	1,010,661
Legal surplus	23,596	23,596
Accumulated deficit	(678,289)	(463,781)
Accumulated other comprehensive income (loss), net of income tax expense of $5,813 and a benefit of $18,328 at June 30, 2010 and December 31, 2009, respectively	28,467	(111,481)

Total stockholders’ equity	944,972	875,044

Total liabilities and stockholders’ equity	$9,396,892	$10,231,952

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands, except for share data)	2010	2009	2010	2009
Interest income:
Loans	$78,916	$81,245	$160,349	$162,833
Mortgage-backed securities (“MBS”)	18,542	27,256	41,789	54,637
Interest-only strips (“IOs”)	1,491	1,575	3,034	3,203
Investment securities	583	2,765	1,448	7,672
Other interest-earning assets	1,545	1,737	3,685	2,727

Total interest income	101,077	114,578	210,305	231,072

Interest expense:
Deposits	27,587	30,872	54,287	69,079
Securities sold under agreements to repurchase	13,738	17,481	31,762	34,713
Advances from FHLB	12,921	15,988	26,894	32,002
Notes payable	5,086	5,203	10,196	10,429
Loans payable	1,676	2,538	3,325	5,847
Other short-term borrowings	4	406	15	842

Total interest expense	61,012	72,488	126,479	152,912

Net interest income	40,065	42,090	83,826	78,160

Provision for loan and lease losses	44,617	10,133	58,538	33,758

Net interest (loss) income after provision for loan and lease losses	(4,552)	31,957	25,288	44,402

Non-interest (loss) income:
Total other-than-temporary impairment (“OTTI”) losses	—	(35,239)	(46,912)	(35,239)
Portion of loss recognized in other comprehensive income (before taxes)	—	28,444	33,653	28,444

Net credit related OTTI losses	—	(6,795)	(13,259)	(6,795)

Net gain (loss) on trading activities	8,896	(5,796)	10,670	(13,124)
Net gain on mortgage loan sales and fees	1,811	3,298	4,377	5,017
Servicing (loss) income (net of mark-to-market adjustments)	(1,354)	13,960	5,390	11,185
Net loss on early repayment of debt	(2,545)	—	(3,021)	—
Net (loss) gain on investment securities	(137,204)	4,810	(110,790)	4,797
Commissions, fees and other income	10,206	9,654	23,027	19,634

Total non-interest (loss) income	(120,190)	19,131	(83,606)	20,714

Non-interest expenses:
Compensation and benefits	20,315	15,823	36,750	38,651
Professional services	15,420	7,391	29,212	13,518
FDIC insurance expense	5,574	6,144	10,765	8,081
Occupancy expenses	4,322	2,914	8,303	6,915
Advertising	4,073	1,424	5,571	2,872
Communication expenses	4,056	4,005	8,000	8,413
Depreciation and amortization	3,110	3,217	6,257	6,670
EDP expenses	2,878	3,167	6,657	6,783
Taxes, other than payroll and income taxes	2,591	2,423	5,155	4,911
Office expenses	1,112	1,203	2,397	2,669
Other	6,398	6,553	13,583	14,019

	69,849	54,264	132,650	113,502
Other reserves and OREO:
Reserve on claim receivable from LBI	10,819	—	10,819	—
Lower of cost or market adjustments for other real estate owned (“OREO”)	22,457	1,078	26,272	1,920
(Gain) loss on sales of OREO	(21)	(288)	61	(479)
OREO other related expenses	978	472	1,678	1,009

	34,233	1,262	38,830	2,450

Total non-interest expenses	104,082	55,526	171,480	115,952

Loss before income taxes	(228,824)	(4,438)	(229,798)	(50,836)
Income tax expense (benefit)	4,487	(12,654)	7,016	(12,762)

Net (loss) income	$(233,311)	$8,216	$(236,814)	$(38,074)

Net (loss) income attributable to common shareholders (1)	$(235,726)	$14,524	$(214,508)	$(40,091)

Net (loss) income per common share (1) (2)	$(3.50)	$0.27	$(3.30)	$(0.74)

(1)	For the quarters and six month periods ended June 30, 2010 and 2009, net (loss) income per common share represents the basic and diluted loss per common share, respectively, for each of the periods presented. Please refer to Note 29 for additional information regarding net income (loss) attributable to common shareholders.

(2)	For the six month periods ended June 30, 2010 and 2009, net (loss) income per common share included $26.6 million and $9.4 million, respectively, related to the effect of the preferred stock exchange. Please refer to Note 29 for additional information.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Month Periods Ended
	June 30,
(In thousands)	2010	2009
Preferred Stock:
Balance at beginning of period	$415,428	$573,250
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	(48,687)	(30,862)
Cumulative convertible	(14,659)	(74,747)
Preferred stock issued	171,000	—

Balance at end of period	523,082	467,641

Common Stock:
Balance at beginning of period	621	538
Common stock issued/converted:
Noncumulative nonconvertible	40	14
Cumulative convertible	12	26

Balance at end of period	673	578

Additional Paid-In Capital:
Balance at beginning of period	1,010,661	849,172
Stock-based compensation recognized	73	103
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	17,010	5,697
Cumulative convertible	19,699	85,530

Balance at end of period	1,047,443	940,502

Legal Surplus	23,596	23,596

Accumulated Deficit:
Balance at beginning of period	(463,781)	(418,168)
Net loss	(236,814)	(38,074)
Cash dividend accrued on preferred stock	(4,279)	(3,061)
Cash dividends paid on preferred stock	—	(8,325)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	31,637	23,917
Cumulative convertible	(5,052)	(14,548)

Balance at end of period	(678,289)	(458,259)

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period	(111,481)	(123,217)
Other comprehensive income (loss), net of deferred tax	139,948	(16,938)

Balance at end of period	28,467	(140,155)

Total stockholders’ equity	$944,972	$833,903

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands)
Net (loss) income	$(233,311)	$8,216	$(236,814)	$(38,074)

Other comprehensive income (loss), before tax:

Unrealized gains (losses) on securities arising during the period	41,660	14,497	72,418	(1,474)
Non-credit portion of OTTI losses	—	(28,444)	(33,653)	(28,444)
Reclassification of net realized losses included in net (loss) income	129,749	6,161	122,172	5,764

Other comprehensive income (loss) on investment securities, before tax	171,409	(7,786)	160,937	(24,154)

Income tax (expense) benefit related to investment securities	(25,712)	1,168	(24,141)	3,623

Other comprehensive income (loss) on investment securities, net of tax	145,697	(6,618)	136,796	(20,531)

Other comprehensive income on cash flow hedges(1)	1,594	2,388	3,152	3,593

Other comprehensive income (loss)	147,291	(4,230)	139,948	(16,938)

Comprehensive (loss) income	$(86,020)	$3,986	$(96,866)	$(55,012)

Accumulated other comprehensive income (loss), net of tax

Other comprehensive income (loss) on investment securities	$36,502	$(105,884)	$36,502	$(105,884)
Other comprehensive losses on investment securities on which OTTI has been recognized	(3,563)	(24,177)	(3,563)	(24,177)

Total other comprehensive income (loss) on investment securities	32,939	(130,061)	32,939	(130,061)
Other comprehensive loss on cash flow hedge(1)	(4,472)	(10,094)	(4,472)	(10,094)

Total accumulated other comprehensive income (loss), net of tax	$28,467	$(140,155)	$28,467	$(140,155)

(1)	For the quarters and six month periods ended June 30, 2010 and 2009, other comprehensive loss on cash flow hedges includes $1.7 million and $3.9 million related to a deferred tax asset valuation allowance.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Month Periods Ended June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(236,814)	$(38,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	73	103
Depreciation and amortization	6,257	6,670
Mark-to-market adjustment of servicing assets	8,480	4,798
Deferred tax expense	3,126	605
Provision for loan and lease losses	58,538	33,758
Provision for claim receivable	10,819	—
Net premium amortization (discount accretion) on loans, investment securities and debt	8,417	(282)
Origination and purchases of loans held for sale	(160,982)	(241,679)
Principal repayments and sales of loans held for sale	95,065	127,169
Loss (gain) on sale of securities	108,150	(9,033)
Net OTTI losses	13,259	6,795
Net loss on early repayment of liabilities	3,021	—
Unrealized loss on trading securities	61	16,298
Purchases of securities held for trading	—	(180,405)
Principal repayment and sales of securities held for trading	151,492	586,670
Amortization and net gain in the fair value of IOs	1,011	4,313
Unrealized loss (gain) on derivative instruments	1,594	(121)
Increase in derivative instruments	(5,224)	—
Decrease (increase) in accounts receivable	6,033	(1,255)
(Increase) decrease in mortgage servicing advances	(22,017)	2,045
Decrease in accrued interest receivable	882	143
Decrease (increase) in other assets	92,366	(38,038)
Increase (decrease) in accrued expenses and other liabilities	65,365	(15,555)

Total adjustments	445,786	302,999

Net cash provided by operating activities	208,972	264,925

Cash flows from investing activities:
Purchases of securities available for sale	(1,430,635)	(1,586,960)
Principal repayment and sales of securities available for sale	1,852,364	1,927,127
Decrease (increase) in FHLB stock	26,756	(1,303)
Originations, purchases and repurchases of loans receivable	(592,890)	(335,761)
Principal repayment of loans receivable	262,558	134,284
Proceeds from sales of servicing assets	192	159
Purchases of premises and equipment	(4,455)	(5,157)
Proceeds from sales of real estate held for sale	10,492	20,076

Net cash provided by investing activities	124,382	152,465

Cash flows from financing activities:
Increase (decrease) in deposits	297,548	(338,515)
Decrease in securities sold under agreements to repurchase	(687,483)	(131,263)
Proceeds from advances from FHLB	575,000	350,000
Repayment of advances from FHLB	(964,000)	(393,000)
Proceeds from other short-term borrowings	345,000	2,328,000
Repayment of other short-term borrowings	(455,000)	(2,122,600)
Repayment of secured borrowings	(18,384)	(13,942)
Repayment of notes payable	(3,363)	(3,118)
Issuance of preferred stock	171,000	—
Payment associated with conversion of preferred stock	—	(4,972)
Dividends paid	—	(8,325)

Net cash used in financing activities	(739,682)	(337,735)

Net (decrease) increase in cash and cash equivalents	$(406,328)	$79,655
Cash and cash equivalents at beginning of period	725,277	187,517

Cash and cash equivalents at the end of period	$318,949	$267,172

Cash and cash equivalents includes:
Cash and due from banks	$318,949	$265,363
Other interest-earning assets	—	1,809

	$318,949	$267,172

Supplemental schedule of non-cash activities:
Loan securitizations	$148,851	$219,617

Loans foreclosed	$51,965	$46,361

Capitalization of servicing assets	$3,184	$3,430

Reclassification of loans held for investment portfolio to the held for sale portfolio	$95,648	$—

Reclassification of loans held for sale portfolio to the held for investment portfolio	$210	$—

Supplemental information for cash flows:
Cash used to pay interest	$131,546	$165,683

Cash used to pay income taxes	$2,267	$2.365

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
In the past, the Company operated an institutional securities business through Doral Securities, Inc. (“Doral Securities”), a wholly-owned subsidiary of Doral Financial. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with the Financial Industry Regulatory Authority (“FINRA”). As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.
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
On March 12, 2010, the Company’s stockholders approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 97,500,000 to 300,000,000. A proposal to issue 16,500,000 shares of the Company’s common stock, in connection with the Company’s proposed exchange of preferred stock to common stock was also approved.
Certain amounts reflected in the 2009 Consolidated Financial Statements have been reclassified to conform with the presentation for 2010.
The results of operations for the quarter and six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Pronouncements
Accounting Standard Update No. 2010-11 Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). In March 2010, the FASB Issued ASU No. 2010-11, to clarify the practice of the embedded credit derivative scope exception in Topic 815 Derivatives and Hedging. The amendment in this ASU addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations are considered to be embedded derivatives that should not be analyzed under Topic 815 for potential bifurcation and separate accounting.

The amendment in this ASU is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of the first fiscal quarter beginning after the issuance of this ASU. Management does not expect any effect on the financial statements as a result of this update.
Accounting Standards Update No. 2010-13 Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-13”). In April 2010, FASB issued ASU No. 2010-13 to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.
The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. Earlier application is permitted. Management does not expect any effect on the financial statements as a result of this update.
Accounting Standards Update No. 2010-18 Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-18”). In April 2010, FASB issued ASU No. 2010-18 to address diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset (Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality.) should be removed from that pool upon a modification that would constitute a troubled debt restructuring. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Management does not expect any effect on the financial statements as a result of this update.
Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). This ASU requires new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-20 is effective the first fiscal quarter ending after December 15, 2010, except for certain disclosure requirements about activity that occurs during a reporting period which are effective the first fiscal quarter beginning after December 15, 2010. Management does not expect the adoption of ASU 2010-20 to have a material impact on its financial statements.
Changes in Accounting Standards Adopted in the Financial Statements
Accounting Standard Codification (“ASC”) 810, Consolidation, – In June 2009, the FASB issued ASC 810, to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement carries forward the scope of ASC 810, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in ASC 860, Transfers and Servicing.
This Statement became effective as of January 1, 2010. Earlier application was prohibited. Management adopted the accounting and disclosure requirements for reporting period beginning January 1, 2010. Please refer to Note 32 for additional information.

ASC 860, Transfer and Servicing – In June 2009, the FASB issued ASC 860 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 became effective as of January 1, 2010. Earlier application was prohibited. ASC 860 was evaluated and adopted by the Company, such adoption did not have a significant impact on the financial statements. Accounting Standard Update No. 2010-06- Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 210-06”). In January 2010 FASB issued ASU No. 2010-06, an amendment to Subtopic 820-10 Fair Value Measurements and Disclosures-Overall, to improve required disclosures and increase transparency in financial reporting. This ASU requires new disclosures in: i) transfers in and transfers out of Levels 1 and 2; and ii) activity (purchases, sales, issuances and settlements) in Level 3 fair value measurements. It also provides amendments to existing disclosures related to: i) level of disaggregation, ii) disclosures about inputs and valuation techniques, and iii) amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.
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
Accounting Standard Update No. 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). In February 2010, the FASB issued ASU No. 2010-09, an amendment to Topic 855 Subsequent Events, to address potentially conflicting interactions of the requirements in this Topic with the SEC’s reporting requirements. This update amends Topic 855 as follows: i) an entity that either is an SEC filer or a conduit bond obligor is required to evaluate subsequent events through the date that the financial statements are issued, if the entity does not meet either of these criteria then it should evaluate subsequent events through the date the financial statements are available to be issued; ii) an SEC filer is not required to disclose the date through which subsequent events have been evaluated. All amendments in this ASU are effective upon issuance of this ASU, except for the use of the issued date for conduit debt obligors which effective date is for interim and annual periods ending after June 15, 2010. The Company’s subsequent event disclosure reflects the new guidance.
3. Cash and due from banks
At June 30, 2010 and December 31, 2009, the Company’s cash amounted to $318.9 million and $725.3 million, respectively.

As of June 30, 2010 and December 31, 2009, the Company’s cash balances included interest bearing balances with the Federal Reserve of $256.1 million and $658.8 million, respectively, and with the Federal Home Loan Bank of $24.3 million and $26.9 million, respectively.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $151.4 million and $153.8 million as of June 30, 2010 and December 31, 2009, respectively.
4. Other Interest-Earning Assets
At June 30, 2010 and December 31, 2009, the Company’s other interest-earning assets totaled $42.8 million and $95.0 million, respectively. Other interest earning assets includes money market investments, securities purchased under agreements to resell, cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions, among others.
5. Securities Held for Trading
The following table summarizes the fair value of Doral Financial’s securities held for trading as of June 30, 2010 and December 31, 2009.

(In thousands)	June 30, 2010	December 31, 2009
Mortgage-Backed Securities	$832	$893
Variable Rate IOs	44,401	45,342
Fixed Rate IOs	311	381
Derivatives(1)	3,017	1,110

Total	$48,561	$47,726

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $405.0 million as of June 30, 2010 and $480.0 million as of December 31, 2009. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of June 30, 2010 and December 31, 2009 weighted-average yield, including IOs, was 12.53% and 12.02%, respectively.
6. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of June 30, 2010 and December 31, 2009.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2010

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities
GNMA
Due from one to five years	$61	$2	$—	$63	6.67%
Due over ten years	78,091	1,272	—	79,363	3.49%

FHLMC and FNMA
Due from one to five years	265	11	—	276	4.90%
Due from five to ten years	574,532	10,992	—	585,524	3.09%
Due over ten years	944,280	15,484	—	959,764	2.99%

CMO Government Sponsored Agencies
Due from five to ten years	32,286	124	160	32,250	3.86%
Due over ten years	671,547	17,703	1,411	687,839	3.50%

Non-Agency CMOs
Due over ten years	11,687	—	4,192	7,495	12.17%

Debt Securities
FNMA Notes
Due within one year	3,131	20	—	3,151	3.37%

P.R. Housing Bank
Due from five to ten years	345	14	—	359	4.92%
Due over ten years	1,735	29	—	1,764	5.49%

Other
Due from one to five years	20,000	49	—	20,049	5.50%
Due over ten years	3,000	—	1,185	1,815	5.80%

	$2,340,960	$45,700	$6,948	$2,379,712	3.26%

As of December 31, 2009

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities
GNMA
Due from one to five years	$85	$7	$—	$92	6.67%
Due over ten years	93,586	745	61	94,270	3.65%

FHLMC and FNMA
Due from five to ten years	302	13	—	315	4.83%
Due over ten years	804,441	19,829	676	823,594	4.45%

CMO Government Sponsored Agencies
Due from five to ten years	57,584	690	175	58,099	3.73%
Due over ten years	1,424,235	12,663	6,984	1,429,914	3.48%

Non-Agency CMOs
Due over ten years	418,299	—	147,699	270,600	3.03%

Debt Securities
FHLB Notes
Due within one year	2,056	17	—	2,073	4.16%

FNMA Notes
Due within one year	46,064	85	—	46,149	0.89%

P.R. Housing Bank
Due from five to ten years	645	16	—	661	4.92%
Due over ten years	1,980	37	—	2,017	5.49%

Other
Due within one year	6,538	62	—	6,600	4.26%
Due from one to five years	47,548	388	—	47,936	5.31%
Due from five to ten years	5,000	207	—	5,207	5.50%
Due over ten years	3,000	—	1,350	1,650	5.80%

	$2,911,363	$34,759	$156,945	$2,789,177	3.68%

7. Investments in an Unrealized Loss Position
The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

Securities Available for Sale

	As of June 30, 2010
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
CMOs Government Sponsored Agencies	3	$43,356	$1,411	1	$1,779	$160	4	$45,135	$1,571
Non-Agency CMOs	—	—	—	3	7,495	4,192	3	7,495	4,192
Debt Securities
Other	1	1,815	1,185	—	—	—	1	1,815	1,185

	4	$45,171	$2,596	4	$9,274	$4,352	8	$54,445	$6,948

Securities Available for Sale

	As of December 31, 2009
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	1	$49,255	$61	—	$—	$—	1	$49,255	$61
FNMA/FHLMC	5	162,454	676	—	—	—	5	162,454	676
CMO Government Sponsored Agencies	9	403,114	7,159	—	—	—	9	403,114	7,159
Non-Agency CMOs	1	2,163	233	11	268,437	147,466	12	270,600	147,699
Debt Securities
Other	—	—	—	1	1,650	1,350	1	1,650	1,350

	16	$616,986	$8,129	12	$270,087	$148,816	28	$887,073	$156,945

The securities held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable. Doral Financial’s investment portfolio consists primarily of AAA rated debt securities, except for the Non-Agency Collateralized Mortgage Obligations (“CMO”).
The Company adopted ASC 320-10-65, Investments-Debt and Equity Securities/Transition and Open Effective Date Information (“ASC 320-10-65”), effective April 1, 2009. ASC 320-10-65 requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:
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
As a result of its review of the portfolio as of June 30, 2010, the Company performed a detailed cash flow analysis to assess whether any of the securities were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.
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
In April 2010, the Company was approved by the Federal Deposit Insurance Corporation (the “FDIC”) to bid for the assets and liabilities of certain Puerto Rico domiciled banks. As a condition to bid, the Company was required by the federal bank regulatory agencies to comply with certain financial ratios. To comply with the prescribed ratios, the Company could take a number of alternative actions including raising additional capital, disposing of non-performing loans, disposing of certain non-agency securities, shrinking the Company, or a combination of the preceding. On April 23, 2010, the Company sold the five securities mentioned above and recognized a loss of $136.7 million, of which $129.7 million had previously been reflected in other comprehensive income (loss). If the Company were not bidding for the assets and liabilities of certain failed banks, the Company would not have elected to sell the non-agency securities as it had the positive intent and the ability to hold the securities to maturity or until principal recovered.
Non-Agency CMOs also include P.R. Non-Agency CMOs with a market value of $7.5 million that are comprised of subordinated tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounted for these investments under the guidance of ASC 325-40, Investments — Other/Beneficial Interest in Securitized Financial Assets. One security from the P.R. Non-Agency CMO portfolio with an amortized cost of $8.2 million as of June 30, 2010 reflected a minimum OTTI during the first quarter of 2010. It is possible that future loss assumptions could change and cause future OTTI charges in these securities. No OTTI was recognized on these securities during the second quarter of 2010.
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

As of June 30, 2010, the Company did not intend to sell the securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income.
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
The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at June 30, 2010 and 2009:

	As of			Quarter Ended			Six Month Period Ended
	June 30, 2010			June 30, 2010			June 30, 2010
	Amortized				OTTI			OTTI
	Cost (after	Gross		OTTI	Related to	Total	OTTI	Related to	Total
	credit related	Unrealized		Related to	Non-Credit	Impairment	Related to	Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Fair Value	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$13 ,257	$33,653	$46,910
P.R. Non-Agency CMOs	8,156	3,629	4,527	—	—	—	2	—	2

	$8,156	$3,629	$4,527	$—	$—	$—	$13,259	$33,653	$46,912

	As of			Quarter Ended			Six Month Period Ended
	June 30, 2009			June 30, 2009			June 30, 2009
	Amortized				OTTI			OTTI
	Cost (after	Gross		OTTI	Related to	Total	OTTI	Related to	Total
	credit related	Unrealized		Related to	Non-Credit	Impairment	Related to	Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Fair Value	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$58,175	$24,543	$33,632	$5,681	$24,543	$30,224	$5,681	$24,543	$30,224
P.R. Non-Agency CMOs	10,744	3,901	6,843	1,114	3,901	5,015	1,114	3,901	5,015

	$68,919	$28,444	$40,475	$6,795	$28,444	$35,239	$6,795	$28,444	$35,239

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Quarter Ended June 30,		Six Month Periods Ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,193	$920	$1,191	$920
Additions:
Credit losses for which OTTI was not previously recognized	—	6,685	—	6,685
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	—	110	2	110

Balance at end of period	$1,193	$7,715	$1,193	$7,715

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
8. Pledged Assets
At June 30, 2010 and December 31, 2009, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

(In thousands)	June 30, 2010	December 31, 2009
Securities available for sale	$1,769,515	$2,498,149
Loans held for sale	131,096	143,111
Loans receivable	2,652,615	2,868,697

Total pledged assets	$4,553,226	$5,509,957

9. Loans Held for Sale and Loans Receivable
Loans held for sale consist of the following:

(In thousands)	June 30, 2010	December 31, 2009
Conventional single family residential	$119,276	$137,134
FHA/VA	137,759	151,187
Construction	95,648	—
Commercial loans to financial institutions	15,608	17,059
Commercial real estate	14,096	15,550

Total loans held for sale (1)	$382,387	$320,930

(1)	At June 30, 2010 and December 31, 2009, the loans held for sale portfolio include $1.1 million of interest-only loans.
At June 30, 2010 and December 31, 2009, loans held for sale included $131.1 million and $143.1 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At June 30, 2010 and December 31, 2009, the loans held for sale portfolio includes $122.7 million and $128.6 million, respectively, of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by the Federal Housing Administration (“FHA”).
As of June 30, 2010 and December 31, 2009, the Company had a net deferred origination fee on loans held for sale amounting to approximately $0.4 million and $84,000, respectively.
During the second quarter of 2010, the Company transferred to the held for sale portfolio $95.6 million of construction loans as the Company expected to sell the transferred loans as of the quarter end. An agreement to sell these loans and similar real estate owned to a third party entered into on July 29, 2010 in exchange for cash and a loan receivable from the purchaser is discussed in Note 34.

Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. In the normal course of business, the Bank has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans held for investment credit exposure in Puerto Rico as follows:

	June 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage(1)	$3,578,108	$96,812	$3,674,920	$3,630,883	$59,748	$3,690,631
FHA/VA guaranteed residential mortgage	230,488	—	230,488	168,645	—	168,645
Personal	20,378	—	20,378	25,164	—	25,164
Revolving lines of credit	19,748	—	19,748	22,062	—	22,062
Credit cards	19,692	—	19,692	22,802	—	22,802
Lease financing receivables	9,435	—	9,435	13,656	—	13,656
Loans on savings deposits	3,215	—	3,215	3,249	—	3,249
Other consumer	864	2	866	628	1	629

Total consumer	3,881,928	96,814	3,978,742	3,887,089	59,749	3,946,838

Commercial
Commercial real estate	667,730	60,878	728,608	686,299	54,130	740,429
Commercial and industrial	48,078	426,983	475,061	53,753	258,599	312,352
Construction	122,631	104,215	226,846	348,432	103,954	452,386
Land secured	155,726	—	155,726	100,450	—	100,450

Total commercial	994,165	592,076	1,586,241	1,188,934	416,683	1,605,617

Loans receivable, gross(2)	4,876,093	688,890	5,564,983	5,076,023	476,432	5,552,455

Less:
Discount on loans transferred(3)	(11,659)	—	(11,659)	(13,190)	—	(13,190)
Unearned interest	(530)	—	(530)	(1,083)	—	(1,083)
Deferred loan fees/costs, net	(28,288)	(3,252)	(31,540)	(21,133)	(1,241)	(22,374)
Allowance for loan and lease losses	(131,493)	(3,420)	(134,913)	(136,878)	(3,896)	(140,774)

	(171,970)	(6,672)	(178,642)	(172,284)	(5,137)	(177,421)

Loans receivable, net	$4,704,123	$682,218	$5,386,341	$4,903,739	$471,295	$5,375,034

(1)	Includes $262.5 million and $270.0 million of balloon loans, as of June 30, 2010 and December 31, 2009, respectively.

(2)	Includes $363.6 million and $388.2 million of interest-only loans, as of June 30, 2010 and December 31, 2009, respectively.

(3)	Related to $1.4 billion of loans transferred during 2007, from the loans held for sale to the loans receivable portfolio. As of June 30, 2010 and December 31, 2009, the outstanding balance of these loans transferred was $1.0 billion and $1.1 billion, respectively.
As of June 30, 2010 and December 31, 2009, loans held for investment totaling $186.5 million and $192.7 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
The Company has not traditionally made variable interest rate residential mortgage loans, option adjustable rate mortgages, or many of the higher risk mortgage loans made by a number of U.S. mainland banks.
The Company evaluates impaired loans and the related valuation allowance based on ASC 310-10-35, Receivables-Measurement of Loan Impairment. Please refer to Note 2 “Summary of Significant Accounting Policies” of the Company’s 2009 Annual Report on Form 10-K for additional information.
The following table summarizes the Company’s loans individually reviewed for impairment and the related allowance:

(In thousands)	June 30, 2010	December 31, 2009
Impaired loans with allowance	$444,125	$346,145
Impaired loans without allowance	165,517	184,601

Total impaired loans	$609,642	$530,746

Related allowance	$52,862	$48,223
Average impaired loan portfolio	$572,580	$449,741

The Company discontinues accrual of interest on loans more than 90 days delinquent in repayment of principal or interest, except for the revolving lines of credit and credit cards that are still accruing until 180 days delinquent, and FHA, Farmers Home Administration (“FMHA”) and Veterans Administration (“VA”) guaranteed loans that are still accruing until 300 days delinquent. As of June 30, 2010 and December 31, 2009, the Company had loans receivable and loans held for sale, including impaired loans, on which the accrual of interest income had been discontinued as follows:

	June 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer
Residential mortgage(1)(2)	$402,560	$416	$402,976	$397,596	$102	$397,698
Personal	553	—	553	—	—	—
Revolving lines of credit	15	—	15	519	—	519
Lease financing receivables	471	—	471	1,091	—	1,091
Other consumer	23	—	23	—	—	—

Total non-performing consumer	403,622	416	404,038	399,206	102	399,308

Non-performing commercial
Commercial real estate	169,243	—	169,243	130,811	—	130,811
Commercial and industrial	3,343	—	3,343	933	—	933
Construction	164,061	3,910	167,971	251,971	21,610	273,581
Land secured	87,127	—	87,127	33,373	—	33,373

Total non-performing commercial	423,774	3,910	427,684	417,088	21,610	438,698

Total non-performing loans	$827,396	$4,326	$831,722	$816,294	$21,712	$838,006

(1)	Does not include approximately $83.2 million and $86.8 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of June 30, 2010 and December 31, 2009, respectively.

(2)	As of June 30, 3010 and December 31, 2009, excludes $112.5 million and $10.3 million, respectively, of non-performing FHA/VA guaranteed loans that due to the nature of their guarantees, present little credit loss to the Company.
For the quarter and six month period ended June 30, 2010, the Company would have recognized $14.7 million and $29.1 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
The following table summarizes information regarding the Company’s outstanding TDRs for the periods indicated and the amount of such loans that are 90 days or more delinquent after they were restructured.

	June 30, 2010		December 31, 2009
		90 days and over		90 days and over
(In thousands)	TDRs	delinquency	TDRs	delinquency
Consumer
Residential mortgage	$509,678	$126,369	$428,746	$89,551
FHA/VA guaranteed residential mortgage	2,404	873	556	220
Personal	1,574	181	1,301	—

Total consumer	513,656	127,423	430,603	89,771

Commercial
Commercial real estate	$57,481	25,106	51,194	15,078
Commercial and industrial	5,471	—	2,482	—
Construction	76,875	66,022	108,776	97,737
Land secured	28,294	1,311	1,119	579

Total commercial	168,121	92,439	163,571	113,394

Total TDRs	$681,777	$219,862	$594,174	$203,165

For the quarter and six month period ended June 30, 2010, the Company would have recognized $3.4 million and $6.9 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

As of June 30, 2010, construction TDRs include an outstanding principal balance of $52.0 million with commitments to disburse additional funds of $5.2 million.
For the quarters and six month periods ended June 30, 2010 and 2009, Doral restructured loans in the following amounts:

	Quarter Ended June 30,		Six Month Periods Ended June 30,
(In thousands)	2010	2009	2010	2009
Consumer
Residential mortgage	$98,824	$83,861	$147,558	$129,829
FHA/VA guaranteed residential mortgage	315	65	464	213
Personal	148	436	335	436

Total consumer	99,287	84,362	148,357	130,478

Commercial
Commercial real estate	$468	$9,810	$7,794	$16,305
Commercial and industrial	3,000	—	3,000	—
Construction	—	46,310	—	46,310
Land secured	22,754	579	26,374	784

Total commercial	26,222	56,699	37,168	63,399

Total TDRs	$125,509	$141,061	$185,525	$193,877

10. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$147,481	$143,900	$140,774	$132,020
Provision for loan and lease losses	44,617	10,133	58,538	33,758
Losses charged to the allowance	(57,500)	(7,447)	(65,150)	(19,417)
Recoveries	315	183	751	408

Balance at end of period	$134,913	$146,769	$134,913	$146,769

During the second quarter of 2010, the Company transferred to the held for sale portfolio $95.6 million of construction loans as a result of an agreement to sell these loans and similar real estate owned to a third party entered into on July 29, 2010 in exchange for cash and a loan receivable from the purchaser. This transfer resulted in total charge-offs of $35.7 million, of which $12.6 million impacted the provision for loan and lease losses, for the quarter and six month period ended June 30, 2010. Please refer to Note 34 for additional information regarding this transaction.

11. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and common stockholders controlling 5% or more for the periods indicated.

(In thousands)	June 30, 2010	December 31, 2009
Balance at beginning of period	$2,840	$2,579
New loans	—	3,178
Repayments	(35)	(2,129)
Loans of former officers	—	(788)

Balance at end of period (1)	$2,805	$2,840

(1)	At June 30, 2010 and December 31, 2009, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At June 30, 2010 and December 31, 2009, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $2.7 million in both periods.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the quarter and six month periods ended June 30, 2010 amounted to $0.6 million and $1.2 million, respectively, compared to $0.6 million and $0.9 million for the corresponding 2009 periods.
For both the quarter and six month period ended June 30, 2010, the Company assumed approximately $0.5 million, compared to $0.2 million and $0.3 million for the corresponding 2009 periods, of the professional services expense related to Doral Holdings.
12. Accounts Receivable and Other Assets
The Company reported accounts receivable of $43.6 million and $60.5 million as of June 30, 2010 and December 31, 2009, respectively. Total accounts receivable included $16.6 million and $15.6 million related to claims of loans foreclosed to FHA and VA as of June 30, 2010 and December 31, 2009, respectively. Accounts receivable also included $10.9 million and $21.7 million as of June 30, 2010 and December 31, 2009, respectively, related to the Lehman Brothers Transaction described below.
Lehman Brothers Transaction
Doral Financial and Doral Bank PR (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward To-Be Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward TBA agreements resulting in their termination as of September 19, 2008.
The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. In January 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceeding for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and interest. Doral has fully reserved ancillary expenses and interest.
On August 19, 2009, the SIPC trustee issued notices of determination to Doral (i) denying Doral’s claims for treatment as a customer with respect to the cash and/or securities held by LBI under the repurchase financing agreements and forward TBA agreements between Doral and LBI, and (ii) converting Doral’s claims to general creditor claims. On September 18, 2009, Doral timely filed its objections in bankruptcy court to these determinations by the SIPC trustee, which objections remain pending.
In December 2008, the SIPC trustee announced that it expected to have enough assets to cover customer claims, but stated that it could not determine at that point what would be available to pay general creditors. Based on the information available in the fourth quarter of 2008, Doral determined that the process would likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values, and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by ASC 450-10 and related pronouncements. As a result, Doral accrued as of December 31, 2008, a loss of $21.6 million against the $43.3 million owed by LBI.
On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims in which it asserted that “the colorable customer claims will approach – and, depending on how certain disputed issues are resolved, could exceed- the assets available to the SIPC trustee for distribution.” Based on the information available in the second quarter of 2010, Doral determined that there was further impairment in the likely ability of LBI to pay 100% of the claims filed against it. As a result, Doral recognized an additional loss of $10.8 million against the $43.3 million owed by LBI as of June 30, 2010. The net receivable of $10.9 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
Once a final determination regarding Doral’s objection to the denials of its claims for treatment as a customer is issued and once additional information on the SIPC proceeding is obtained, Doral may need to accrue an additional loss with respect to the net LBI receivable of $10.9 million. Such accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
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
The changes in servicing assets measured using the fair value method for the quarters and six month periods ended June 30, 2010 and 2009 are shown below:

	Quarters Ended		Six Month Periods
	June 30,		Ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$118,236	$104,426	$118,493	$114,396
Capitalization of servicing assets	1,407	2,047	3,184	3,430
Sales of servicing asset(1)	(162)	(159)	(192)	(159)
MSR reversal on loans repurchased(2)	(1,029)	(272)	(1,165)	(530)
Change in fair value	(5,447)	6,827	(7,315)	(4,268)

Balance at end of period(3)	$113,005	$112,869	$113,005	$112,869

(1)	Amount represents MSRs sales related to $22.5 million and $7.1 million in principal balance of mortgage loans for the corresponding quarters of 2010 and 2009, respectively, and $24.0 million and $7.1 million for the corresponding six month period ended 2010 and 2009, respectively.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $74.5 million and $23.3 million in principal balance of mortgage loans serviced for others for the quarter ended June 30, 2010 and 2009, and $84.6 million and $43.2 million for the six months period ended June 30, 2010 and 2009, respectively.

(3)	Outstanding balance of loans serviced for third parties amounted to $8.3 billion and $9.1 billion as of June 30, 2010 and 2009, respectively, which includes $2.8 million and $3.2 million, respectively, of loans being serviced under sub-servicing arrangements.
The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the quarter ended June 30, 2010 was 9.3% compared to 11.7% for the corresponding 2009 period. The reduction in CPR was due, in part, to a change in the model used to determine the CPR implemented during 2009, wherein management determines a specific state adjustment for Puerto Rico prepayment behavior based on empirical evidence.
Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended June 30, 2010 and 2009, which were 11.3% and 11.4%, respectively.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at June 30, 2010 and 2009 was 6.5 years and 5.6 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
At June 30, 2010 and December 31, 2009, fair values of the Company’s retained interest were based on internal and external valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward London Interbank Offered Rate (“LIBOR”) rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.
The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2010, were as follows:

	Servicing
(Dollars in thousands)	Assets	Interest-Only Strips
Carrying amount of retained interest	$113,005	$44,712
Weighted-average expected life (in years)	6.5	4.9
Constant prepayment rate (weighted-average annual rate)	9.3%	11.1%
Decrease in fair value due to 10% adverse change	$(4,232)	$(1,400)
Decrease in fair value due to 20% adverse change	$(8,214)	$(2,727)
Residual cash flow discount rate (weighted-average annual rate)	11.3%	13.0%
Decrease in fair value due to 10% adverse change	$(4,502)	$(1,438)
Decrease in fair value due to 20% adverse change	$(9,295)	$(2,752)
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
This methodology resulted in a CPR of 11.1% and 11.2% for the quarters ended June 30, 2010 and 2009, respectively. The change in the CPR between 2010 and 2009 was due mostly to a generalized decrease in market interest rates.
The Company continues to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both quarters ended June 30, 2010 and 2009.
For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with ASC 325-40. Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.

The activity of interest-only strips is shown below:

	Quarters Ended		Six Month Periods
	June 30,		Ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$43,584	$49,744	$45,723	$52,179
Amortization	(2,729)	(2,447)	(5,527)	(4,320)
Gain on the IO value	3,857	569	4,516	7

Balance at end of period	$44,712	$47,866	$44,712	$47,866

The gain on the valuation of the IO for the quarter ended June 30, 2010, when compared to the corresponding 2009 period, resulted mainly from a decrease in LIBOR rates. The increase in the variable IO was partially offset by the decrease in value of the embedded caps.
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of June 30, 2010, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent a negative fair value for the floating rate IOs.

(Dollars in thousands)
Change in		Weighted-Average
Interest Rates	Constant Prepayment	Expected Life	Change in Fair
(Basis Points)	Rate	(Years)	Value of IOs	Percentage of Change
+200	7.0%	6.4	$(4,361)	(9.8)%
+100	8.9%	5.6	(2,556)	(5.7)%
+50	9.9%	5.3	(1,253)	(2.8)%
Base	11.1%	4.9	—	0%
-50	12.6%	4.5	1,116	2.5%
-100	13.5%	4.3	2,206	4.9%
-200	14.6%	4.1	3,847	8.6%
14. Sale and Securitization of Mortgage Loans
For the quarter and six month period ended June 30, 2010, sales and securitizations totalled to $79.3 million and $167.2 million, respectively, and $134.3 million and $239.4 million for the comparable 2009 periods. For the six month periods ended June 30, 2010 and 2009, there was servicing released or derecognized due to repurchases amounting to $84.6 million and $43.2 million, respectively.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At June 30, 2010 and December 31, 2009, mortgage-servicing advances amounted to $41.6 million and $19.6 million, respectively, net of a reserve of $5.5 million and $8.8 million, respectively.
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

15.	Servicing Related Matters
At June 30, 2010, escrow funds and custodial accounts included approximately $146.0 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $20.4 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of June 30, 2010.
16. Other Real Estate Owned
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale totaled to $103.2 million and $94.2 million as of June 30, 2010 and December 31, 2009, respectively.
The following tables provide the balances and activity of other real estate held for sale for the periods indicated:

(In thousands)	June 30, 2010	December 31, 2009
Residential	$71,622	$76,461
Commercial	14,336	14,283
Land	10,821	1,597
Construction	6,398	1,878

Balance at end of period	$103,177	$94,219

	Quarters Ended		Six Month Periods
	June 30,		Ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$100,345	$70,208	$94,219	$61,340
Additions	37,368	28,500	56,090	48,662
Sales	(6,161)	(13,432)	(13,139)	(21,313)
Retirement	(1,735)	283	(4,124)	(2,301)
Lower of cost or market adjustments	(26,640)	(1,595)	(29,869)	(2,424)

Balance at end of period	$103,177	$83,964	$103,177	$83,964

During 2009, the Company improved its foreclosure functions resulting in shorter foreclosure periods, and units are entering the OREO portfolio at faster rates than in previous years, which together with the deteriorating economic conditions in Puerto Rico, resulted in a higher level of real estate owned. Retirements represent properties transferred to loan portfolio or claims receivable.
During the second quarter of 2010, the Company established an additional provision of $17.0 million to recognize the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales.
17. Deposits
The following table summarizes deposit balances:

(In thousands)	June 30, 2010	December 31, 2009
Brokered certificates of deposit	$2,750,649	$2,652,409
Certificates of deposit	688,123	507,987
Money markets accounts	413,554	408,152
NOW accounts and other transactions accounts	396,590	364,469
Regular savings	383,723	356,488

Total interest-bearing	4,632,639	4,289,505
Non interest-bearing deposits	307,930	353,516

Total deposits	$4,940,569	$4,643,021

At June 30, 2010 and December 31, 2009, the Company reclassified from deposit accounts to loan balances $0.8 million and $0.6 million, respectively, of overdrafts.
18. Securities Sold Under Agreements to Repurchase
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

(Dollars in thousands)	June 30, 2010	December 31, 2009
Non-callable repurchase agreements with maturities less than or equal to 90 days, at a fixed rate of 5.96%, and at various fixed rates averaging 1.89%, as of June 30, 2010 and December 31, 2009, respectively.	$60,000	$216,262

Non-callable repurchase agreements with maturities ranging from February 2011 to June 2015 (2009 — May 2010 to October 2013), at various fixed rates averaging 2.87%, and 3.32%, as of June 30, 2010, and December 31, 2009, respectively.	1,300,800	1,700,500

Callable repurchase agreements with a maturity of February 2014 (2009 - March 2010 to February 2014), at a fixed rate of 2.98%, and various fixed rates averaging 4.72%, as of June 30, 2010 and December 31, 2009, respectively, callable at various dates beginning on July 2010 (2009 - February 2010).	100,000	228,500

	$1,460,800	$2,145,262

Maximum repurchase agreements outstanding at any month end during the first half of 2010 were $2.2 billion. The approximate average daily outstanding balance of securities sold under repurchase agreements for the first half of 2010 was $1.9 billion, The weighted-average interest of such agreements, computed on a daily basis was 3.37% for the first half of 2010.
19. Advances from FHLB
Advances from FHLB consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Non-callable advances with maturities ranging from July 2010 to May 2013 (2009 — January 2010 to May 2013), at various fixed rates averaging 3.97% and 3.25%, as of June 30, 2010, and December 31, 2009, respectively.(1)	$693,920	$1,022,920

Non-callable advances with maturities ranging from September 2010 to November 2012 (2009 - September 2010 to November 2012), tied to 1-month LIBOR adjustable monthly, at various variable rates averaging 0.37% and 0.25%, as of June 30, 2010, and December 31, 2009, respectively.	105,000	105,000

Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 0.22% and 0.25%, as of June 30, 2010, and December 31, 2009, respectively.	200,000	200,000

Callable structured advances with maturities ranging from October 2010 to March 2012 (2009 — June 2010 to March 2012), at various fixed rates averaging 5.26% and 5.41%, at June 30, 2010 and December 31, 2009, respectively, callable at various dates beginning on July 2010 (2009 — February 2010).	219,000	279,000

	$1,217,920	$1,606,920

(1)	Includes one structured advance with an outstanding balance of $30.0 million.
Maximum advances outstanding at any month end during the first half 2010 were $1.6 billion. The approximate average daily outstanding balance of advances from FHLB for the first half of 2010 was $1.4 billion. The weighted-average interest of such advances, computed on a daily basis was 3.96% for the first half 2010.
At June 30, 2010, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.7 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
The FHLB advances are subject to early termination fees.

20. Other short-term borrowings
Other short-term borrowings consisted of the following:

December 31,
(In thousands)	2009
Borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.25%, maturing in January 2010.	$110,000

Borrowings as of December 31, 2009 matured on January 14, 2010 and the Company did not enter into any additional borrowings with the Federal Reserve Bank during the first and second quarter of 2010.
21. Loans Payable
At June 30, 2010 and December 31, 2009, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Secured borrowings with local financial institutions, collateralized by residential mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 1.81% and 1.99% at June 30, 2010 and December 31, 2009, respectively.	$301,209	$318,180

Secured borrowings with local financial institutions, collateralized by residential mortgage loans at fixed interest rates averaging 7.23% and 7.41% at June 30, 2010 and December 31, 2009.	17,443	18,856

	$318,652	$337,036

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum borrowings outstanding at any month end during the first half of 2010 were $334.7 million. The approximate average daily outstanding balance of loans payable for the first half of 2010 was $329.8 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.03% for the first half 2010.
At June 30, 2010 and December 31, 2009, the Company had $131.1 million and $143.1 million, respectively, of loans held for sale and $186.5 million and $192.7 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

22. Notes payable
Notes payable consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$98,710	$98,623

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	29,832	29,789

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,461	39,431

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,485	29,472

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2010 to December 2029 (2009 - December 2014 to December 2029), paying interest monthly.	38,940	39,420

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly.	7,600	7,600

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, due on December 25, 2013, paying principal and interest monthly.	23,620	26,503

	$267,648	$270,838

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2010, the outstanding principal balance of the bonds was $46.5 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2010 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
23. Income Taxes
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
Income Tax Expense (Benefit)
The components of income tax expense (benefit) are summarized below:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Current income tax expense (benefit):
Puerto Rico	$—	$(15,275)	$—	$(14,932)
United States	3,615	853	3,890	1,565

Total current income tax expense (benefit)	3,615	(14,422)	3,890	(13,367)
Deferred income tax expense:
Puerto Rico	1,008	2,384	2,795	1,269
United States	(136)	(616)	331	(664)

Total deferred income tax expense	872	1,768	3,126	605

Total income tax expense (benefit)	$4,487	$(12,654)	$7,016	$(12,762)

The recognition of income tax expense of $7.0 million for the six month period ended June 30, 2010 is composed of a current income tax expense of $3.9 million and a deferred income tax expense of $3.1 million. The current tax expense is primarily related to taxes on U.S. source income. The deferred tax expense is primarily related to recognition of a valuation allowance on certain deferred tax assets as well as the amortization of existing deferred tax assets (“DTA”).
The current income tax expense of $3.6 million and $3.9 million for the quarter and six month period ended June 30, 2010, respectively, was related to taxes on U.S. source income. The tax benefit in the same periods in 2009, was related to a release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions, net of the recognition of an accrual for unrecognized tax benefits. The deferred tax expense is related to the recognition of additional DTAs, primarily net operating losses (“NOL”), net of amortization of existing DTAs and net of an increase in the valuation allowance.
Deferred Tax Components
The Company’s DTA consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company.
The Company has entered into several agreements with the Puerto Rico Treasury Department related to the intercompany transfers of IOs (the “IO Tax Asset” or “IO”) and its tax treatment thereon. Under the agreements, the Company established the tax basis of all the IO transfers, clarified that for Puerto Rico income tax purpose, the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years, and established that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary. During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that granted the Company a two year moratorium of the amortization of the IO Tax Asset. This agreement resulted in a benefit of $11.2 million for the third quarter of 2009 and was effective for the taxable year beginning January 1, 2009. The realization of the deferred tax asset related to the differential in the tax basis of IOs sold is dependent upon the existence of, or generation of, taxable income during the remaining 13 (15 year original amortization period, 17 year original amortization period including the two year moratorium) year period in which the amortization of the IO Tax Asset is available. The IOs expire in 2022. Any IO amortization in excess of all legal entities’ taxable income would become a NOL subject to the 7 year carry-over period. Upon a business combination, which is not structured as a purchase of assets, the IOs should survive and be available to be used by the group’s legal entities.
Net operating losses (“NOLs”) can be carried forward for a period of 7 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of June 30, 2010, expire beginning on 2013 until 2017 for Puerto Rico entities and 2015-2029 for United States entities. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it. In case of a business combination, which is not structured as an asset sale, the NOLs should survive and be available to offset future taxable income of the originating entity. Following a business combination, and under certain circumstances, the entity having the NOLs could utilize these NOLs relative to some business activities that created the NOLs and may be precluded from using the NOLs to offset income from new business activities.
The Company evaluates its deferred tax asset in accordance with ASC 740, Income Taxes, which states that deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.
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
The Company had two Puerto Rico entities which were in a cumulative loss position in the past and maintained a valuation allowance on their deferred tax assets. As of June 30, 2010, one of the Company’s Puerto Rico taxable entities remained in a cumulative loss position in earnings before tax. For purposes of assessing the realization of the deferred tax assets, the cumulative taxable loss position for this entity is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax asset related to this entity in the future, considering the criteria of ASC 740. Accordingly, as of June 30, 2010 and December 31, 2009, the Company determined that it was more likely than not that $441.0 million and $385.9 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount. For the Puerto Rico taxable entities that no longer remained in a cumulative loss position as of June 30, 2010, the Company decided to maintain the valuation allowance on deferred tax assets until it demonstrates a steady return to profitability. As of June 30, 2010 and December 31, 2009, the Company’s deferred tax assets were as follows:

	June 30,	December 31,
(In thousands)	2010	2009
Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$237,721	$237,324
Net operating loss carry-forwards	155,421	128,710
Allowance for loan and lease losses	52,856	55,175
Capital loss carry-forward	29,345	6,791
Reserve for losses on OREO	19,086	7,391
Other	51,984	81,739

Gross deferred tax asset	546,413	517,130
Valuation allowance	(441,020)	(385,929)

Net deferred tax asset	$105,393	$131,201

As of June 30, 2010 and December 31, 2009, the deferred tax asset valuation allowance off-set the following deferred tax assets:

	June 30,	December 31,
(In thousands)	2010	2009
Differential in tax basis of IOs sold	$143,729	$143,259
Net operating loss carry-forwards	143,908	114,284
Allowance for loan and lease losses	51,282	53,382
Capital loss carry-forward	29,342	6,788
Reserve for losses on OREO	19,040	7,391
Other	53,719	60,825

Total Valuation allowance	$441,020	$385,929

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets had not been recorded since they are expected to continue to be profitable. At June 30, 2010, the net deferred tax asset associated with these two companies was $13.2 million, compared to $14.4 million at December 31, 2009. In addition, approximately, $94.0 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The valuation allowance also includes $1.7 million related to deferred taxes on unrealized losses on cash flow hedges as of June 30, 2010.
Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of June 30, 2010 and December 31, 2009 because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value. In April 2010, the Company sold non-agency CMOs with a market value of $253.5 million as of March 31, 2010, and recognized a loss of $138.3 million. As of March 31, 2010, these securities reflected an unrealized pre-tax loss of $129.4 million and had a DTA of $19.5 million. The Company sold this portfolio in order to participate in a bidding process for certain assets and liabilities in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction.
Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax assets.
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of ASC 740-10. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
Accounting for Uncertainty in Income Taxes
As of June 30, 2010 and 2009, the Company had unrecognized tax benefits of $3.2 million and $3.1 million, respectively. The Company classifies all interest related to tax uncertainties as income tax expense.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of June 30, 2010, the following years remain subject to examination: U.S. Federal jurisdictions — 2004 through 2008 and Puerto Rico — 2005 through 2008.

The following presents the beginning and ending amounts of accruals for uncertain income tax positions:

(In thousands)	June 30, 2010	December 31, 2009
Balance at beginning of period	$3,475	$13,709
Additions for tax positions of prior years	280	2,892
Additions for tax positions of current year	—	583
Release of contingencies	(583)	(13,709)

Balance at end of period	$3,172	$3,475

24. Guarantees
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the six month period ended June 30, 2010, repurchases amounted to $50,000, compared to $11.2 million for the corresponding 2009 period. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans was $147.2 million and $154.2 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2010 and December 31, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.8 billion and $0.9 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion and $0.8 billion, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter and six month period ended June 30, 2010, the Company repurchased at fair value $6.7 million and $14.0 million, respectively, pursuant to recourse provisions, compared to $11.2 million and $17.8 million, respectively, for the corresponding periods of 2009.
Doral Financial’s reserve for its exposure to recourse amounted to $9.2 million and $9.4 million and the reserve for other credit-enhanced transactions explained above amounted to $8.9 million and $8.8 million as of June 30, 2010 and December 31, 2009, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Quarter Ended	Six Month Period Ended
(In thousands)	June 30, 2010	June 30, 2010
Balance at beginning of period	$9,337	$9,440
Net charge-offs / termination	(1,002)	(1,472)
Provision for recourse liability	890	1,257

Balance at end of period	$9,225	$9,225

25. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	June 30,	December 31,
(In thousands)	2010	2009
Commitments to extend credit	$80,647	$85,124
Commitments to sell loans	128,155	76,176
Commercial, financial and performance standby letters of credit.	25	25

Total	$208,827	$161,325

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under ASC 815-10, Derivatives and Hedging, during the period between trade and settlement date.
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

26. Commitments and Contingencies
Total minimum rental and operating commitments for leases in effect at June 30, 2010, were as follow:

(In thousands)
2011	$5,527
2012	4,763
2013	5,328
2014	3,945
2015	3,693
2016 and thereafter	18,630

$41,886

Total rent expense for the quarter and six month period ended June 30, 2010 amounted to approximately $1.7 million and $3.4 million, respectively, compared to $1.5 million and $3.5 million, respectively for the corresponding 2009 periods.
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
On August 13, 2009, Mario S. Levis, former Treasurer of Doral, filed a complaint against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that Mr. Levis has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. On December 18, 2009, the parties entered into a settlement agreement. On December 17, 2009, Mr. Levis’ motion for a preliminary injunction was denied at moot, and all further proceedings were stayed, but the procedures for future disputes between the parties outlined in the Settlement Agreement were not affected by the stay.
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
27. Capital Stock
On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers of the Company’s common stock, including certain direct and indirect investors in Doral Holdings Delaware LLC (“Doral Holdings”), the Company’s parent company, to raise up to $600.0 million of new equity capital for the Company through a private Placement. Shares were sold in two tranches: (i) a $180.0 million non-contingent tranche consisting of approximately 180,000 shares of the Company’s Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock”), $1.00 par value and $1,000 liquidation preference per share and (ii) a $420.0 million contingent tranche consisting of approximately $13.0 million shares of the Company’s common stock and approximately 359,000 shares of non-voting Preferred Stock. In addition, as part of the non-contingent tranche, the Company issued into escrow 105,002 shares of Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted transaction.
Doral used the net proceeds from the placement of the shares in the Non-Contingent Tranche to provide additional capital to the Company to facilitate the Company (through its wholly owned subsidiary, Doral Bank) qualifying as a bidder for the acquisition of certain assets and assumption of certain liabilities of one or more banks from the FDIC, as receiver.

On April 30, 2010, we announced that we had not been selected to acquire the assets and liabilities of any Puerto Rico bank in an FDIC-assisted transaction. As a result, pursuant to the Stock Purchase Agreement and the related escrow agreement, the 105,002 shares of Preferred Stock and the $420.0 million of contingent funds were released from escrow to the purchasers and the contingent tranche of securities was not issued. After giving effect to the release of the 105,002 shares of Preferred Stock from escrow, the shares of Preferred Stock issued in the capital raise had an effective sale price of $3.00 per common share equivalent.
In connection with the Stock Purchase Agreement, the Company also entered into a Cooperation Agreement with Doral Holdings, Doral Holdings L.P. and Doral GP Ltd. pursuant to which Doral Holdings made certain commitments including the commitment to vote in favor of converting the Mandatorily Convertible Non Cumulative Preferred Stock to common stock and registering the shares issued pursuant to this capital raise and other previously issued unregistered shares of common stock and to dissolve Doral Holdings pursuant to certain terms and conditions.
Accordingly, as of June 30, 2010, the Company included as part of its capital $171.0 million of mandatorily convertible preferred stock.
28. Stock Option and Other Incentive Plans
On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaced the 2004 Omnibus Incentive Plan. The Plan is accounted for following the provisions of ASC 718-10, Compensation — Stock Compensation, as amended. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.
The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the six month period ended June 30, 2010.
On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vest ratably over a five year period commencing with the grant date.
On June 25, 2010, the Board of Directors of Doral Financial Corporation approved and adopted a retention program for six of the Company’s officers (the “Retention Program”). Pursuant to the Retention Program, the Company granted 3,000,000 shares of the Company’s common stock as restricted stock to such officers. The restricted stock will be vest in installments so long as the time of vesting the employee has been continuously employed by the Company from the date of grant, as follow: 33% will vest 12 calendar months after the grant date, an additional 33% will vest 24 calendar months after the grant date, and the remaining 33% will vest 36 calendar months after the grant date. Notwithstanding the foregoing, 100% of the restricted stock will vest (i) upon the occurrence of a change of control of the Company; (ii) if the Company’s terminates the employee’s employment without cause or the employee terminates his or her employment for good reason (as defined in the agreement); or (iii) upon such employee’s death.

Stock-based compensation recognized was as follows:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Stock-based compensation recognized, net	$56	$52	$73	$103

Unrecognized at end of period:
Stock options	$214	$386	$214	$386

Restricted stock	$8,182	$—	$8,182	$—

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.5
Expected volatility	39%
Expected dividend yield	0%
Risk-free interest rate	3.49%
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
As of June 30, 2010, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $8.4 million related to stock options and restricted stocks granted. That cost is expected to be recognized over a period of 4 years for the stock options and 3 years for the restricted stocks. As of June 30, 2010, the total fair value of shares and restricted stock was $8.8 million.

29. (Losses) Earnings Per Share Data
The reconciliation of the numerator and denominator of the basic and diluted (losses) earnings-per-share follows:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net (Loss) Income:
Net (loss) income	$(233,311)	$8,216	$(236,814)	$(38,074)
Non-convertible preferred stock dividend(1)	—	—	—	(4,228)
Convertible preferred stock dividend(1)(2)	(2,415)	(3,061)	(4,279)	(7,158)
Effect of conversion of preferred stock(3)	—	9,369	26,585	9,369

Net (loss) income attributable to common shareholders	$(235,726)	$14,524	$(214,508)	$(40,091)

Weighted-Average Number of Common Shares Outstanding(4)	67,285,568	54,679,097	64,920,036	54,247,004

Net (Loss) Income per Common Share(5)	$(3.50)	$0.27	$(3.30)	$(0.74)

(1)	On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

(2)	For the quarter ended June 30, 2010, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, compared to 1,081,014 for the corresponding 2009. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(3)	The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued and the cash tendered (in 2009) amounted to $31.6 million and $23.9 million for the six month periods ended June 30, 2010 and 2009, respectively, and was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million and $14.5 million for the six month periods ended June 30, 2010 and 2009, respectively, was charged to retained earnings. As a result, both transactions impacted the net (loss) income attributable to common shareholders.

(4)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive (loss) earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of June 30, 2010, there were 60,000 stock options granted and 3,000,000 restricted stock units. Also, mandatorily convertible preferred stock amounting to 60,000,386 were excluded from the computation of dilutive earnings per share since their inclusion would also have an antidilutive effect in earnings (losses) per share.

(5)	For the quarters and six month period ended June 30, 2010, net income (loss) per common share represents both the basic and diluted income (loss) per common share, respectively, for each of the periods presented.
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
Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.
The Company adopted ASC 825-10, Financial Instruments, in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
Effective April 1, 2009, the Company adopted ASC 825-50, Financial Instruments. ASC 825-50 requires the Company to disclose for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by ASC 825-50.
Effective January 1, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value. ASU No. 2010-06 requires the Company to improve required disclosures and increase transparency in financial reporting. This ASU requires new disclosures in: i) transfers in and transfers out of Levels 1 and 2; and ii) activity (purchases, sales, issuances and settlements) in Level 3 fair value measurements. It also provides amendments to existing disclosures related to: i) level of disaggregation, ii) disclosures about inputs and valuation techniques, and iii) amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.
Fair Value Hierarchy
Under ASC 820-10, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Determination of Fair Value
Under ASC 820-10, the Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820-10.
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
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of June 30, 2010.
Loans receivable: Loans receivable are those held principally for investment purposes. These consist of construction loans for new housing development, certain residential mortgage loans which the Company does not expect to sell in the near future, commercial real estate, commercial and industrial, leases, land, and consumer loans. Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), undisbursed portion of construction loans and an allowance for loan and lease losses. Loans receivable include collateral dependent loans for which the repayment of the loan is expected to be provided solely by the underlying collateral. The Company does not record loans receivable at fair value on a recurring basis. However, from time to time, the Company records nonrecurring fair value adjustments to collateral dependent loans to reflect (i) partial write-downs that are based on the fair value of the collateral, or (ii) the full charge-off of the loan carrying value. The fair value of the collateral is mainly derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3.
For the fair value of loans receivable, not reported at fair value, under ASC 825-50, loans are classified by type such as, residential mortgage loans, commercial real estate, commercial and industrial, leases, land, and consumer loans. The fair value of residential mortgage loans is based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. For the syndicated commercial loans, the Company engages a third party specialist to assist with its valuation.

The fair value of syndicated commercial loans is determined based on market information on trading activity. For all other loans, the fair value is estimated using discounted cash flow analyses, based on LIBOR and with adjustment that the Company believes a market participant would consider in determining fair value for like assets.
Servicing assets and interest-only strips: The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained IOs. Servicing assets retained in a sale or securitization arises from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since the adoption of ASC 860-50, Transfer and Servicing — Servicing Assets and Liabilities, on January 1, 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flows modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For IOs the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. IOs are recorded as securities held for trading. Fair value measurements of servicing assets and IOs use significant unobservable inputs and, accordingly, are classified as Level 3.
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

	June 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$45,544	$—	$—	$45,544	(1)
Securities available for sale	2,379,712	—	2,360,859	18,853
Derivatives(2)	3,017	—	3,017	—
Servicing assets	113,005	—	—	113,005

	$2,541,278	$—	$2,363,876	$177,402

Liabilities:
Derivatives(3)	$7,694	$—	$7,694	$—

(1)	Includes $44.7 million of interest-only strips, of which variable IOs represent substantially all of the balance.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

	December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading	$46,616	$—	$—	$46,616	(1)
Securities available for sale	2,789,177	—	2,507,396	281,781
Derivatives(2)	1,110	—	1,110	—
Servicing assets	118,493	—	—	118,493

	$2,955,396	$—	$2,508,506	$446,890

Liabilities:
Derivatives(3)	$12,596	$—	$12,596	$—

(1)	Includes $45.7 million of interest-only strips, of which variable IOs represent substantially all of the balance.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

The changes in Level 3 of assets and liabilities for the quarter and six month period ended June 30, 2010, measured at fair value on a recurring basis are summarized as follows:

	Quarter Ended			Six Month Period Ended
	June 30, 2010			June 30, 2010
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held for	Available	Servicing
(In thousands)	Trading(1)	for Sale(2)	Assets(3)	Trading(1)	for Sale(2)	Assets(3)
Balance at beginning of period	$44,380	$272,921	$118,236	$46,616	$281,781	$118,493
Change in fair value	3,893	—	(5,447)	4,455	—	(7,315)
Sales	—	(248,760)	—	—	(234,090)	—
Other-than-temporary impairment	—	—	—	—	(13,259)	—
Principal repayment/amortization of premium and discount	(2,729)	(5,308)	—	(5,527)	(15,579)	—
Capitalization/sales, net	—	—	1,245	—	—	2,992
Reversal of loans purchased (4)	—	—	(1,029)	—	—	(1,165)

Balance at end of period	$45,544	$18,853	$113,005	$45,544	$18,853	$113,005

(1)	Securities held for trading classified as Level 3 include IOs and residual CMO certificates. Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as net (loss) gain on trading activities, which includes $3.8 million and $4.5 million of changes in fair value of IOs and $35,000 and $(62,000) of changes in fair value of residual CMO certificates for the quarter and six month period ended June 30, 2010, respectively. Amortization of IO is recognized as part of interest income as Interest-only strips and includes $2.7 million and $5.5 million for the quarter and six month period ended June 30, 2010, respectively.

(2)	Level 3 securities available for sale include non-agency and agency CMOs. OTTI is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities, which includes $0.5 million and $1.1 million for the quarter and six month period ended June 30, 2010, respectively.

(3)	Change in fair value of servicing assets, net of reversal of loans purchased, is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as servicing income (loss) for the periods presented. Capitalization of servicing assets is recognized as part of non-interest income as net gain on mortgage loan sales and fees, which includes $1.4 million and $3.2 million for the quarter and six month period ended June 30, 2010, respectively.

(4)	Amount represents the adjustment of MSR fair value related to the repurchase of $74.5 million and $84.6 million in principal balance of mortgage loans serviced for others for the quarter and six month period ended June 30, 2010, respectively.

The changes in Level 3 of assets and liabilities for the quarter and six month period ended June 30, 2009, measured at fair value on a recurring basis are summarized as follows:

	Quarter Ended			Six Month Period Ended
	June 30, 2009			June 30, 2009
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held for	Available	Servicing
(In thousands)	Trading(1)	for Sale(2)	Assets(3)	Trading(1)	for Sale(2)	Assets(3)
Balance at beginning of period	$50,542	$345,976	$104,426	$52,910	$390,634	$114,396
Change in fair value	474	(1,370)	6,827	(21)	(37,167)	(4,268)
Purchases	—	—	—	—	—	—
Other-than-temporary impairment	—	(6,795)	—	—	(6,795)	—
Principal repayment/amortization of premium and discount	(2,447)	(13,547)	—	(4,320)	(22,408)
Capitalization/sales, net	—	—	1,888	—	—	3,271
Reversal of loans purchased (4)	—	—	(272)	—	—	(530)

Balance at end of period	$48,569	$324,264	$112,869	$48,569	$324,264	$112,869

(1)	Securities held for trading classified as Level 3 include IOs and residual CMO certificates. Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as net (loss) gain on trading activities, which includes $0.6 million and approximately $7,000 of changes in fair value of IOs and $95,000 and approximately $(28,000) of changes in fair value of residual CMO certificates for the quarter and six month period ended June 30, 2009, respectively. Amortization of IO is recognized as part of interest income as Interest-only strips and includes $2.4 million and $4.3 million for the quarter and six month period ended June 30, 2009, respectively.

(2)	Level 3 securities available for sale include non-agency and agency CMOs. OTTI is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities, which includes $1.7 million and $1.1 million for the quarter and six month period ended June 30, 2009, respectively.

(3)	Change in fair value of servicing assets, net of the reversal of loans purchased, is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as servicing income (loss) for the periods presented. Capitalization of servicing assets is recognized as part of non-interest income as net gain on mortgage loan sales and fees, which includes $2.0 million and $3.4 million for the quarter and six month period ended June 30, 2009, respectively.

(4)	Amount represents the adjustment of MSR fair value related to the repurchase of $23.3 million and $43.2 million in principal balance of mortgage loans serviced for others for the quarter and six month period ended June 30, 2009, respectively.

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis during the second quarter of 2010, that were still held on the balance sheet at June 30, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3
June 30, 2010

Loans receivable (1)	$177,815	$177,815
Real estate held for sale(2)	83,058	83,058

Total	$260,873	$260,873

December 31, 2009

Loans receivable (1)	$196,726	$196,726
Real estate held for sale(2)	66,042	66,042

Total	$262,768	$262,768

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties less cost to sell adjusted by management’s severity assumptions.
The following table summarizes total gains (losses) relating to assets (classified as level 3) held at the reporting periods.

		Gain (loss) for the		Loss for the six
	Location of Loss Recognized in	quarters ended June 30,		month periods ended June 30,
(In thousands)	the Statement of Operations	2010	2009	2010	2009
Loans receivable(1)	Provision for loan and lease losses	$(4,284)	$351	$(20,335)	$(355)

Real estate held for sale(2)	Other expenses	$(27,980)	$(1,351)	$(32,429)	$(2,757)

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.
Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of June 30, 2010 and December 31, 2009, as defined by ASC 825, is made by the Company following ASC 820-50. The carrying amounts in the following disclosure are recorded in the balance sheets under the indicated captions.
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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$318,949	$318,949	$725,277	$725,277
Other interest-earning assets	42,791	42,791	95,000	95,000
Securities held for trading(1)	48,561	48,561	47,726	47,726
Securities available for sale	2,379,712	2,379,712	2,789,177	2,789,177
Loans held for sale(2)	382,387	389,979	320,930	326,108
Loans receivable	5,386,341	5,208,209	5,375,034	5,015,141
Servicing assets	113,005	113,005	118,493	118,493
Financial liabilities:
Deposits	$4,940,569	$5,007,853	$4,643,021	$4,684,443
Securities sold under agreements to repurchase	1,460,800	1,533,401	2,145,262	2,213,755
Advances from FHLB	1,217,920	1,258,776	1,606,920	1,655,258
Other short-term borrowings	—	—	110,000	110,024
Loans payable	318,652	318,652	337,036	337,036
Notes payable	267,648	260,256	270,838	262,585
Derivatives(3)	7,694	7,694	12,596	12,596

(1)	Includes derivatives of $3.0 million and $1.1 million for June 30, 2010 and December 31, 2009, respectively.

(2)	Includes $122.7 million and $128.6 million for June 30, 2010 and December 31, 2009, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(3)	Includes $0.2 million and $1.9 million of derivatives held for trading purposes and $7.5 million and $10.7 million of derivatives held for purposes other than trading, for June 30, 2010 and December 31, 2009, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
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
As of June 30, 2010 and December 31, 2009, the Company had the following derivative financial instruments outstanding:

	June 30, 2010			December 31, 2009
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$305,000	$—	$(7,511)	$305,000	$—	$(10,691)
Other Derivatives (non hedges):
Interest rate caps	270,000	53	—	270,000	777	—
Forward contracts	135,000	2,964	(183)	210,000	333	(1,905)

Total	$710,000	$3,017	$(7,694)	$785,000	$1,110	$(12,596)

Cash Flow Hedges
As of June 30, 2010 and December 31, 2009, the Company had $305.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between July 2010 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarters and six month period ended June 30, 2010 and 2009 no ineffectiveness was recognized. As of June 30, 2010 and 2009, accumulated other comprehensive loss included unrealized losses on cash flow hedges of $4.5 million and $10.1 million, respectively, which the Company expects to reclassify approximately $3.9 million and $8.7 million, respectively, against earnings during the next twelve months.
Doral Financial’s interest rate swaps had weighted average receive rates of 0.29% and 0.25% and weighted average pay rates of 3.53% at both June 30, 2010 and December 31, 2009, respectively.
The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended June 30, 2010 and 2009.

Location of
	Loss Reclassified				(Loss) Reclassified
	from Accumulated			Accumulated Other	from Accumulated
	Other Comprehensive	Notional	Fair	Comprehensive	Other Comprehensive
(In thousands)	Loss to Income	Amount	Value	Income	Loss to Income
Cash flow Hedges
June 30, 2010
Interest rate swaps	Interest expense —
	Advances from FHLB	$305,000	$(7,511)	$1,594	$(2,522)

June 30, 2009
Interest rate swaps	Interest expense —
	Advances from FHLB	$345,000	$(12,951)	$2,388	$(2,310)

The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the six month periods ended June 30, 2010 and 2009.

Location of
	Loss Reclassified				(Loss) Reclassified
	from Accumulated			Accumulated Other	from Accumulated
	Other Comprehensive	Notional	Fair	Comprehensive	Other Comprehensive
(In thousands)	Loss to Income	Amount	Value	Income	Loss to Income
Cash flow Hedges
June 30, 2010
Interest rate swaps	Interest expense —
	Advances from FHLB	$305,000	$(7,511)	$3,152	$(3,673)

June 30, 2009
Interest rate swaps	Interest expense —
	Advances from FHLB	$345,000	$(12,951)	$3,593	$(3,704)

Trading and Non-Hedging Activities
The following table summarizes the total derivatives positions at June 30, 2010 and 2009, respectively, and their different designations. Also, includes net gains (losses) on derivative positions for the periods indicated.

	Location of
	Gain (Loss)
	Recognized in the
	Consolidated	June 30, 2010
	Statement of	Notional	Fair	Net (Loss) Gain for the	Net (Loss) Gain for the
(In thousands)	Operations	Amount	Value	Quarter	Six Month Period

Derivatives not designated as cash flow hedges:

Interest rate caps	Net gain (loss) on
	securities held for trading	$270,000	$53	$(162)	(723)
Forward contracts	Net gain (loss) on
	securities held for trading	135,000	2,781	3,407	4,298

		$405,000	$2,834	$3,245	$3,575

	Location of
	Gain (Loss)
	Recognized in the
	Consolidated	June 30, 2009
	Statement of	Notional	Fair	Net Gain (Loss) for the	Net Gain (Loss) for the
(In thousands)	Operations	Amount	Value	Quarter	Six Month Period

Derivatives not designated as cash flow hedges:

Interest rate caps	Net gain (loss) on
	securities held for trading	$270,000	$484	$311	$198
Forward contracts	Net gain (loss) on
	securities held for trading	200,000	(264)	(236)	(1,267)

		$470,000	$220	$75	$(1,069)

Doral Financial held $405.0 million and $470.0 million in notional value of derivatives not designated as hedges at June 30, 2010 and 2009, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of June 30, 2010 and December 31, 2009, the Company had outstanding interest rate caps with a notional amount of $270.0 million.
The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line. During the second quarter of 2009, the Company entered into an additional forward contract to create an economic hedge on its MSR. The notional amount of this additional forward contract as of June 30, 2010 was $100.0 million. As of June 30, 2010 and 2009, the Company had forwards hedging its warehousing line with a notional amount of $35.0 million and $50.0 million, respectively. As of December 31, 2009, the Company had forwards hedging its warehousing line with a notional amount of $45.0 million. For the quarter and six month period ended June 30, 2010, the Company recorded gains of $3.4 million and $4.3 million, respectively, on forward contracts which included gains of $4.7 million and $6.5 million, respectively, related to the economic hedge on the MSR. For the quarter and six month period ended June 30, 2009, the Company recorded losses of $0.2 million and $1.3 million, respectively, on forward contracts which included losses of $6.9 million and $14.2 million, respectively, related to the economic hedge on the MSR.
Credit risk related to derivatives arises when amounts receivable from counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Doral Financial’s maximum loss related to credit risk is equal to the gross fair value of its derivative instruments. Doral Financial deals only with derivative dealers that are national market makers with strong credit ratings in their derivatives activities. The Company further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to Doral Financial when their unsecured loss positions exceed certain negotiated limits.

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at June 30, 2010 and December 31, 2009 was not considered material.
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
These entities are subject to the accounting and disclosure requirements of ASC 810-10-05, Consolidation-Variable Interest Entities. The Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having (i) power over the significant activities of the entity and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The adoption of the amended provisions of ASC 810 during the first half of 2010 did not have a material effect on the Company’s consolidated financial position or results of operations.
The Company identified three potential sources of variable interests: (1) the servicing portfolio, (2) the investment portfolio and (3) the lending portfolio, and performed and assessed for each for the existence of VIEs and determination of possible consolidation requirements. In all instances where the Company identified a variable interest in a VIE, a primary beneficiary analysis was performed. The Company determined that it was not necessary to consolidate its VIEs since the form of involvement with these VIEs is not significant and the Company does not have the power over significant activities of the entity and/or does not have obligation to absorb losses or the right to receive benefits which are potentially significant to the VIE.
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
Investment Securities
The Company analyzed its investment portfolio and determined that it had several residual interests in non-agency CMOs that required full analysis to determine the primary beneficiary. For trading assets and insignificant residual interests as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary since it does not have power over the significant activities of the entity. For two residual interests in non-agency CMOs where the Company is also the servicer of the underlying assets it was determined that due to: (i) the unilateral ability of the issuers to remove the Company from its role as servicer, or role of servicer for loans more than 90 days past due; (ii) the issuer’s right to object to commencement of the foreclosure procedures; and (iii) the requirement for issuer authorization of the sales price of all foreclosed property; the Company did not have power over the significant activities of the entity and therefore consolidation was not appropriate.
Loans
Through its construction portfolio, the Company provides financing to legal entities created with the limited purpose of developing and selling residential or commercial properties. Often these entities do not have sufficient equity investment at risk to finance its activities, and the Company could potentially have a variable interest in the entities since it may absorb losses related to the loans granted. In situations where the loan defaults or is re-structured by the Company, the loan could result in the Company’s potential absorption of losses of the entity. However, the Company is not involved in the design or operations of these entities and it has therefore been concluded that the Company does not have the power over the activities that most significantly impact the economic performance of the VIEs and is not considered the primary beneficiary in any of these entities. The Company will continue to assess this portfolio on an ongoing basis to determine if there are any changes in its involvement with these VIEs that could potentially lead to consolidation treatment.
The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

	June 30,	December 31,
(In thousands)	2010	2009

Carrying Amount
Servicing Assets	$14,949	$15,878
Available for Sale Securities:
Non-Agency CMO	11,687	11,568
Loan Receivable:
Construction Loans	226,846	452,386

Maximum Exposure to loss(1)
Servicing Assets	$14,949	$15,878
Available for Sale Securities:
Non-Agency CMO(2)	11,687	11,568
Loan Receivable:
Construction Loans	226,846	452,386

(1)	Maximum exposure to loss is a required disclosure under GAAP and represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

(2)	Refers to book value of residual interest from two private placements (Refer to Investment Securities disclosure above). These transactions are structured without recourse, so as servicers our exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the SPE’s assets.

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

(In thousands)	Mortgage		Insurance	Intersegment
Quarter Ended June 30, 2010	Banking	Banking	Agency	Eliminations(1)	Totals
Net interest income	$2,068	$36,507	$—	$1,490	$40,065
Provision for loan and lease losses	4,170	40,447	—	—	44,617
Non-interest income (loss)	9,402	(128,172)	2,482	(3,902)	(120,190)
(Loss) income before income taxes	(20,660)	(209,488)	1,723	(399)	(228,824)
Net (loss) income	(20,963)	(212,966)	1,017	(399)	(233,311)
Identifiable assets	1,753,139	8,679,522	19,837	(1,055,606)	9,396,892

(In thousands)	Mortgage		Institutional	Insurance	Intersegment
Quarter Ended June 30, 2009	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$3,942	$37,176	$—	$—	$972	$42,090
Provision for loan and lease losses	5,380	4,753	—	—	—	10,133
Non-interest income	19,150	14,929	—	2,463	(17,411)	19,131
Income (loss) before income taxes	3,899	4,217	—	2,059	(14,613)	(4,438)
Net income	15,531	6,327	—	1,216	(14,858)	8,216
Identifiable assets	1,667,966	8,866,956	1,659	17,047	(799,190)	9,754,438

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

(In thousands)	Mortgage		Insurance	Intersegment
Six Month Period Ended June 30, 2010	Banking	Banking	Agency	Eliminations(1)	Totals
Net interest income	$5,454	$75,110	$—	$3,262	$83,826
Provision for loan and lease losses	6,287	52,251	—	—	58,538
Non-interest income (loss)	15,563	(96,548)	4,862	(7,483)	(83,606)
(Loss) income before income taxes	(28,016)	(205,142)	3,610	(250)	(229,798)
Net (loss) income	(28,373)	(210,323)	2,132	(250)	(236,814)
Identifiable assets	1,753,139	8,679,522	19,837	(1,055,606)	9,396,892

(In thousands)	Mortgage		Institutional	Insurance	Intersegment
Six Month Period Ended June 30, 2009	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$8,191	$68,063	$—	$—	$1,906	$78,160
(Recovery) provision for loan and lease losses	(2,396)	36,154	—	—	—	33,758
Non-interest income	24,184	12,887	—	4,988	(21,345)	20,714
Income (loss) before income taxes	3,910	(42,741)	—	3,895	(15,900)	(50,836)
Net income (loss)	17,105	(41,638)	—	2,604	(16,145)	(38,074)
Identifiable assets	1,667,966	8,866,956	1,659	17,047	(799,190)	9,754,438

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)
Quarter Ended June 30, 2010	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$36,217	$3,669	$179	$40,065
Provision for loan and lease losses	44,084	533	—	44,617
Non-interest (loss) income	(121,330)	1,343	(203)	(120,190)
(Loss) income before income taxes	(230,198)	1,374	—	(228,824)
Net (loss) income	(234,087)	776	—	(233,311)
Identifiable assets	9,288,371	720,147	(611,626)	9,396,892

Quarter Ended June 30, 2009	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$38,892	$3,080	$118	$42,090
Provision for loan and lease losses	9,977	156	—	10,133
Non-interest income	18,821	483	(173)	19,131
(Loss) income before income taxes	(6,329)	1,892	(1)	(4,438)
Net income	6,806	1,656	(246)	8,216
Identifiable assets	9,635,427	337,201	(218,190)	9,754,438

(In thousands)
Six Month Period Ended June 30, 2010	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$76,631	$6,876	$319	$83,826
Provision for loan and lease losses	58,023	515	—	58,538
Non-interest (loss) income	(85,181)	1,947	(372)	(83,606)
(Loss) income before income taxes	(231,809)	2,011	—	(229,798)
Net (loss) income	(237,700)	886	—	(236,814)
Identifiable assets	9,288,371	720,147	(611,626)	9,396,892

Six Month Period Ended June 30, 2009	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$72,157	$5,798	$205	$78,160
Provision for loan and lease losses	33,556	202	—	33,758
Non-interest income	20,091	883	(260)	20,714
(Loss) income before income taxes	(54,189)	3,354	(1)	(50,836)
Net (loss) income	(40,282)	2,454	(246)	(38,074)
Identifiable assets	9,635,427	337,201	(218,190)	9,754,438
34. Subsequent Events
Construction loan sale. On July 29, 2010, the Company entered into an agreement to sell Puerto Rican residential construction loans and foreclosed residential construction properties with unpaid principal balance or book values totaling approximately $138.0 million to a third party. In exchange for the assets the Company received $5.1 million in cash and a note receivable of $96.9 million. The acquiring entity is a variable interest entity created to acquire the loan and real estate assets. The entity is capitalized with (1) a cash contribution of $5.1 million, (2) an ownership interest with an estimated fair value of $10.9 million, in an entity that owns 100% of six Puerto Rican strip shopping malls located in suburban areas of San Juan, Puerto Rico and (3) a commitment from the entity owning the malls to contribute an aggregate $7.0 million in cash in future periods specified in the credit agreement. The acquiring entity is a variable interest entity, the primary decision maker and primary beneficiary of which is a third party.
The Company is in the process of evaluating whether the variable interest entity acquiring the properties will need to be consolidated and whether the transaction will be accounted for as a sale. Assuming the transaction is a sale of both the financial assets and real estate, the Company will report a $96.9 million performing loan, the amount of the note, and non-performing assets will decrease by $63.2, the amount of non-performing loans and real estate owned assets included in the transferred assets.

Conversion of mandatorily convertible preferred stock. As described in Note 27, in April 2010 Doral issued 285,002 shares of mandatorily convertible preferred stock that is convertible into 60,000,421 shares of common stock. From July 1, 2010 through August 6, 2010, 191,535 of preferred shares had been converted into 40,321,236 of common shares and issued, resulting in total shares of common stock outstanding as of August 6, 2010, of 107,614,606. The remaining 93,476 of mandatorily convertible preferred shares will be converted to 19,679,185 common shares ten days after the share registration statement filed by the Company with the SEC is declared effective, unless requested otherwise by the preferred share holder for specific qualifying reasons.
Prior to the conversion of the shares of convertible preferred stock mentioned above, Doral Holdings owned more than 50% of our common stock and we were a “controlled company” under the rules and regulations of the New York Stock Exchange (the “NYSE”). Following the conversion of such shares, we are no longer a “controlled company” and thus will be required to comply with all of the NYSE corporate governance rules, including requirements that at the end of a one year transition period a majority of our board of directors consist of independent directors (as defined in the NYSE rules), we have a corporate governance and nominating committee composed entirely of independent directors and we have a compensation committee composed entirely of independent directors. We currently meet all such requirements, except with respect to our compensation committee, which is not composed entirely of independent directors.
Collateralized loan obligation. On July 8, 2010, the Company, through one of its subsidiaries, entered into a collateralized loan obligation (“CLO”) arrangement with a third party in which up to $450.0 million of U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I. Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I. Ltd. The Company has concluded that it is the primary beneficiary, and the Company will consolidate Doral CLO I. Ltd. The primary future change in the Company’s financial statements as a result of this arrangement from what it would otherwise report will be increasing borrowings by $250.0 million.

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
Forward-looking statements are, by their nature, subject to risks and uncertainties. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:
•	the continued recessionary conditions of the Puerto Rico economy and the continued weakness in the performance of the United States economy and capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which may lead to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment (“OTTI”) of such assets under generally accepted accounting principles in the United States of America (“GAAP”);

•	our ability to derive sufficient income to realize the benefit of the deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on different sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	our ability to collect payment of a receivable from Lehman Brothers, Inc. (“LBI”), which results from the excess of the value of securities owned by Doral Financial that were held by LBI above the amounts owed by Doral Financial under certain terminated repurchase agreements and forward agreement;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for public companies and financial services companies in the United States (including Puerto Rico) as a result of, among other things, the adoption in July 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations to be adopted thereunder by various federal and state securities and banking regulatory agencies;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	the strategies adopted by the FDIC and the three acquiring banks in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with the three Puerto Rico banks that failed in April 2010 may adversely affect real estate values in Puerto Rico;

•	to the extent we make any acquisitions, including FDIC-assisted acquisitions of assets and liabilities of failed banks, risks and difficulties relating to combining the acquired operations with our existing operations;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2009 Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC; and

•	the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as updated in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and as updated from time to time in the Company’s future reports filed with the SEC.

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
OVERVIEW OF RESULTS OF OPERATIONS
Net loss for the quarter ended June 30, 2010 totaled $233.3 million, compared to a net income of $8.2 million for the comparable 2009 period. Doral Financial’s performance for the second quarter of 2010, compared to the second quarter of 2009 was primarily due to (i) an increase in non-interest loss of $139.3 million; (ii) an increase of $48.6 million in non-interest expenses; (iii) an increase of $34.5 million in provision for loan and lease losses; (iv) a decrease of $2.0 million in net interest income; (v) and an increase of $17.1 million in tax expense.
In April 2010, Doral Financial raised $171.0 million of new capital. With the new capital, Doral undertook actions to improve the asset quality of the Company. These actions significantly affected the results of the second quarter of 2010. Specific actions taken include:
•	In April 2010, Doral sold $378.0 million of non-agency collateralized mortgage obligations (“CMO”) at a loss of $136.7 million. $129.7 million of the loss had previously been reflected as a reduction of common equity in other comprehensive income (loss), resulting in an incremental charge to common equity from the CMO sale of $7.0 million.

•	In June 2010, Doral reclassified construction loans with unpaid principal balances of $133.0 million from loans held for investment to loans held for sale, resulting in a charge to income of $12.6 million. Doral entered into an agreement to sell the construction loans and similar real estate owned property to a third party on July 29, 2010 in exchange for cash and a loan receivable from the purchaser. There was no gain or loss incurred as a result of the July 2010 sale agreement as the loans were marked to lower of cost or market when transferred to held for sale in June 2010.

•	The Company reduced its estimate of proceeds to be received from the real estate acquired through foreclosure by $17.0 million to facilitate future sales of other real estate owned (“OREO”). This change in OREO estimated proceeds caused an $8.0 million increase in the residential mortgage provision for loan and lease losses.

•	Doral decreased the recorded amounts of its claim for losses against Lehman Brothers, Inc. by $10.8 million to 25.0% of the total claim.
The Company’s financial results and condition for the quarter ended June 30, 2010 included the following:
•	Net loss attributable to common shareholders for the second quarter of 2010 totaled $235.7 million, and resulted in a basic loss per share of $3.50, compared to net income attributable to common shareholders for the corresponding 2009 period of $14.5 million, or basic earnings per share of $0.27. For further information please refer to Note 29 of the accompanying financial statements.

•	Net interest income for the second quarter of 2010 was $40.1 million, compared to $42.1 million for the corresponding period in 2009. The decrease of $2.0 million in net interest income for 2010, compared to 2009, was due to a decrease in interest income of $13.5 million, or 11.8%, partially offset by a decrease in interest expense of $11.5 million, or 15.8%. The decrease in interest income was driven by lower average interest-earning assets, primarily mortgage-backed securities and investment securities due to the sale of non-agency CMOs during the second quarter of 2010 as well as sales of mortgage-backed securities and investment securities late in 2009. In addition, asset yields are being adversely affected by the higher level of non-performing loans and yield concessions on loan restructurings. The decrease in interest expense was driven by lower average borrowings as the year end 2009 excess liquidity was used to pay down expiring borrowings and partly due to the reduction in wholesale borrowing costs.

•	The provision for loan and lease losses for the quarter ended June 30, 2010 totaled $44.6 million, an increase of $34.5 million over the $10.1 million provision for the corresponding 2009 period. The provision included a charge of $12.6 million to reduce certain construction loans to lower of cost or market when transferred to loans held for sale and an $8.0 million charge due to increased severities on other real estate owned (“OREO”) properties resulting from management’s strategic decision to accelerate OREO dispositions. In addition, the provision was impacted by charges related to foreclosed loans as well as deterioration in the construction and commercial real estate loan portfolios.

•	Non-interest loss for the second quarter of 2010 was $120.2 million, a decrease in total non-interest income of $139.3 million compared to non-interest income of $19.1 million for the corresponding period in 2009. The decrease in non-interest income for the second quarter of 2010, compared to the same period in 2009, was driven by a loss on the sale of non-agency securities of $136.7 million as the Company sold $378.0 million of non-agency CMOs, and a loss on early repayment of debt of $2.5 million, partially offset by a lower OTTI loss of $6.8 million.

•	Non-interest expense for the first quarter of 2010 was $104.1 million, compared to $55.5 million for the corresponding period in 2009. The $48.6 million increase in non-interest expenses for the second quarter of 2010 was due to (i) an increase of $22.2 million in OREO losses and other related expenses due to primarily to an additional provision for OREO losses of $17.0 million to accelerate future OREO sales, (ii) recognition of an additional reserve on the Lehman Brothers, Inc. (“LBI”) claim receivable of $10.8 million, (iii) higher professional services of $8.0 million due to expenses incurred in the Company’s capital raise, preferred stock exchange, participation in bids for FDIC assisted transactions, sale of non-performing assets and the defense of the Company’s former officers, (iv) payment of $3.3 million pursuant to the Company’s Retention Program, and (v) higher advertising expenses of $2.6 million as a result of campaigns to increase the Company’s deposit and mortgage loan market share after the bank consolidations on the Island.

•	An income tax expense of $4.5 million for the second quarter of 2010, compared to an income tax benefit of $12.7 million for the corresponding period in 2009. The current tax expense resulted from taxes on U.S. source income and the amortization of existing deferred tax assets whereas the 2009 tax benefit was related to a release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions net of the recognition of an accrual for unrecognized tax benefits.

•	The Company reported cumulative other comprehensive income of $28.5 million as of June 30, 2010, compared to other comprehensive loss of $140.2 million for the corresponding 2009 period. The Company’s other comprehensive income as of June 30, 2010 resulted from the sale of the Company’s non-agency CMOs that realized a loss of approximately $129.7 million at the time of sale.

•	Doral Financial’s loan production for the second quarter of 2010 was $380.2 million, compared to $291.9 million for the comparable 2009 period, an increase of approximately 30.2%. The increase in loan production for the second quarter of 2010 was due to an increase in the U.S. commercial loan portfolio as a result of loan production generated by the Company’s U.S. based middle market syndicated lending unit which is engaged in purchasing participation interests in senior credit facilities in the syndicated loan market.

•	Total assets as of June 30, 2010 totaled $9.4 billion compared to $10.2 billion as of December 31, 2009, a decrease of $835.1 million or 8.2%. The decrease in assets was due to a decrease of $435.4 million in the Company’s investment securities portfolio that resulted from a combination of a sale of $378.0 million of non-agency CMOs and purchases primarily of shorter duration mortgage-backed securities as part of interest rate risk management strategies. There was also a decrease of

$458.5 million in cash and interest-earning assets, partially offset by an increase in net loans of $72.8 million.

•	Total deposits of $4.9 billion increased $297.5 million, or 6.4%, over deposits of $4.6 billion as of December 31, 2009. The year-to-date deposit increase resulted from a $199.3 million, or 10.0%, increase in retail deposits and a $98.2 million or 3.7% increase in brokered deposits. For the quarter, retail deposits increased $300.9 million, or 15.9%, and brokered deposits increased $53.5 million, or 2.0%.

•	Non-performing assets (“NPA”) as of June 30, 2010 were $1.1 billion, an increase of $107.5 million compared to December 31, 2009. Non-performing loans (“NPL”) (which are included in NPAs) as of June 30, 2010 were $831.7 million, decrease of $6.3 million compared to December 31, 2009. FHA guaranteed loans, which are guaranteed by an agency of the United States government and present little credit risk to Doral, were $112.5 million, an increase of $102.3 million from December 31, 2009.

The following table sets forth certain selected consolidated financial data as of the dates and for the periods indicated. This information should be read in conjunction with the Company’s financial statements and the related notes thereto.
Table A
Selected Financial Data

	Quarters Ended		Six Month Period Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Selected Income Statement Data:
Interest income	$101,077	$114,578	$210,305	$231,072
Interest expense	61,012	72,488	126,479	152,912

Net interest income	40,065	42,090	83,826	78,160
Provision for loan and lease losses	44,617	10,133	58,538	33,758

Net interest (loss) income after provision for loan and lease losses	(4,552)	31,957	25,288	44,402
Non-interest (loss) income	(120,190)	19,131	(83,606)	20,714
Non-interest expenses	104,082	55,526	171,480	115,952

(Loss) income before income taxes	(228,824)	(4,438)	(229,798)	(50,836)
Income tax expense (benefit)(1)	4,487	(12,654)	7,016	(12,762)

Net (loss) income	$(233,311)	$8,216	$(236,814)	$(38,074)

Net (loss) income attributable to common shareholders	$(235,726)	$14,524	$(214,508)	$(40,091)

Net (loss) income per common share(2)	$(3.50)	$0.27	$(3.30)	$(0.74)

Accrued dividends, preferred stock	$2,415	$3,061	$4,279	$11,386
Preferred stock exchange premium, net	$—	$(9,369)	$(26,585)	$(9,369)
Book value per common share	$6.27	$6.34	$6.27	$6.34
Preferred shares outstanding at end of period	6,096,393	7,709,704	6,096,393	7,709,704
Weighted average common shares outstanding	67,285,568	54,679,097	64,920,036	54,247,004
Common shares outstanding at end of period	67,293,370	57,764,002	67,293,370	57,764,002

Selected Balance Sheet Data at Period End:
Total investment securities	$2,527,802	$3,229,443	$2,527,802	$3,229,443
Total loans, net(3)	5,768,728	5,548,370	5,768,728	5,548,370
Allowance for loan and lease losses	134,913	146,769	134,913	146,769
Servicing assets, net	113,005	112,869	113,005	112,869
Total assets	9,396,892	9,754,438	9,396,892	9,754,438
Deposits	4,940,569	4,064,257	4,940,569	4,064,257
Total borrowings	3,265,020	4,540,328	3,265,020	4,540,328
Total liabilities	8,451,920	8,920,535	8,451,920	8,920,535
Preferred equity	523,082	467,641	523,082	467,641
Common equity	421,890	366,262	421.890	366,262
Stockholders’ equity	944,972	833,903	944,972	833,903
Selected Average Balance Sheet Data for Period End(4):
Total investment securities	$2,284,672	$3,382,582	$2,603,284	$3,540,250
Total loans(3)	5,876,723	5,667,466	5,858,009	5,631,025
Total interest-earning assets	8,747,284	9,495,336	9,123,226	9,524,608
Total assets	9,427,981	10,103,085	9,808,502	10,083,725
Deposits	4,644,841	4,093,605	4,648,579	4,124,041
Total borrowings	3,449,652	4,658,017	3,876,960	4,665,261
Total interest-bearing liabilities	7,863,038	8,500,380	8,287,745	8,542,163
Preferred equity	486,191	550,039	448,205	561,581
Common equity	468,198	282,552	468,161	301,409
Total stockholders’ equity	954,389	832,591	916,366	862,990
Operating Data:
Loan production	$380,170	$291,940	$669,225	$534,278
Loan servicing portfolio(5)	8,335,364	9,065,032	8,335,364	9,065,032
Selected Financial Ratios
Performance:
Net interest margin	1.84%	1.78%	1.85%	1.65%
Return on average assets(4)	(9.93)%	0.33%	(4.87)%	(0.76)%
Return on average common equity(4)(6)	(201.94)%	7.32%	(103.85)%	(33.09)%

Table A
Selected Financial Data

	Quarters Ended		Six Month Period Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Capital:
Leverage ratio	8.52%	8.16%	8.52%	8.16%
Tier 1 risk-based capital ratio	13.99%	13.32%	13.99%	13.32%
Total risk-based capital ratio	15.26%	15.19%	15.26%	15.19%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	18.26%	16.36%	18.26%	16.36%
Total NPAs as a percentage of consolidated total assets	11.18%	9.12%	11.18%	9.12%
Allowance for loan losses as a percentage of loans receivable outstanding, at the end of period	2.44%	2.77%	2.44%	2.77%
Provision for loan and lease losses to net charge-offs	78.02%	139.50%	90.90%	177.59%
Net charge-offs to average loan receivable outstanding	1.03%	0.14%	1.16%	0.36%
Allowance for loan and leases losses to net charge-offs on an annualized basis	58.82%	503.73%	103.89%	382.87%
Other ratios:
Average common equity to average assets(4)	4.97%	2.80%	4.77%	2.99%
Tier 1 common equity to risk-weighted assets	4.79%	6.36%	4.79%	6.36%
Pro-forma average common equity to average assets(4)(7)	6.42%	na	5.48%	na
Pro-forma Tier 1 common equity to risk-weighted assets(7)	7.80%	na	7.80%	na
Pro-forma book value for common share(7)	$4.66	na	$4.66	na

(1)	See Note 23 of the consolidated financial statements for an explanation of the computation of income tax benefit.

(2)	For the quarters and six month periods ended June 30, 2010 and 2009, net (loss) income per common share represents the basic and diluted loss per common share, respectively, for each of the periods presented.

(3)	Includes loans held for sale.

(4)	Average balances are computed on a daily basis.

(5)	Represents the total portfolio of loans serviced for third parties. Excludes $4.5 billion and $4.3 billion of mortgage loans owned by Doral Financial at June 10, 2010 and 2009, respectively.

(6)	Excludes the effect of the preferred stock exchange premium.

(7)	Reflects the pro-forma effect of the conversion of the mandatorily convertible preferred stock on the respective ratios, consisting of 60 million common shares and $171 million.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of June 30, 2010. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” in the Company’s 2009 annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, please refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
NET INTEREST INCOME
Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a longer period to repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short-term interest rates. Please refer to “Risk Management” below for additional information on the Company’s exposure to interest rate risk.
Second Quarter 2010 vs. Second Quarter 2009 — Net interest income for the quarter ended June 30, 2010 totaled $40.1 million, compared to $42.1 million for the corresponding 2009 period, a decrease of $2.0 million, or 4.8%. The decrease in net interest income for the second quarter of 2010, compared to the corresponding period in 2009, was the result of a reduction in interest income of $13.5 million, or 11.8%, offset by a reduction in interest expense of $11.5 million, or 15.8%. The reduction in interest income was due to (i) a reduction of $8.7 million in interest income on mortgage-backed securities (“MBS”) primarily due to a reduction in the average balance of mortgage-backed securities of $778.1 million as a result of sales of non-agency CMOs in the second quarter of 2010; (ii) a decrease in interest income on investment securities of $2.2 million due to a decrease in the average balance of other investment securities of $319.8 million; and (iii) a decrease of $2.3 million on interest income on loans due to higher non-performing loans and the higher level of restructured loans with yield concessions. In April 2010, the Company sold $378.0 million of non-agency CMOs, as part of its actions to position itself to bid on failing Puerto Rico banks and improve asset quality. In addition, during the first quarter of 2010 the Company sold approximately $1.2 billion of MBS and other debt securities as part of the execution of its strategy to de-lever the balance sheet while continuing to shorten the duration of the investment portfolio. These sales together with maturity, calls and amortization of the portfolio of approximately $327.0 million were partially offset by purchases of MBS, generally of shorter duration and less extension risk than the securities sold, of $823.1 million. The full impact of the first quarter sales was reflected in the second quarter of 2010.
The decrease in interest expense that was the result of (i) a decrease of $3.3 million, or 10.6% in interest on deposits, an increase in average deposits of $571.0 million together with a 71 basis point decrease in the cost of deposits was driven by the Company’s pricing strategy and campaigns to expand its deposit base as a result of bank failures in Puerto Rico during the second quarter of 2010; (ii) a decrease of $3.7 million in interest on repurchase agreements, mainly driven by a decrease in the average balance of repurchase agreements of $188.1 million and a general decline in average rates of 48 basis points; and (iii) a decrease of $3.1 million in interest on advances from FHLB due to a reduction in the average balance of advances from FHLB of $337.4 million partially offset by an increase of 10 basis points in the average cost of advances.
Average interest-earning assets decreased $748.1 million, from $9.5 billion for the second quarter of 2009 to $9.1 billion for the corresponding 2010 period, while average interest-bearing liabilities decreased $637.3 million, from $8.5 billion to $7.9 billion, for the same periods. Lower interest expense on borrowings was driven by lower average borrowings of $1.2 billion due to the use of excess liquidity to pay down expiring borrowings and to the reduction in wholesale borrowing costs.
The repositioning of the balance sheet during 2010 resulted in a 6 basis point improvement in net interest margin from 1.78% for the quarter ended June 30, 2009 to 1.84% for the quarter ended June 30, 2010.
Six Months Period Ended June 30, 2010 vs. Six Months Period Ended June 30, 2009 – Net interest income for the six month period ended June 30, 2010 totaled $83.8 million, compared to $78.2 million for the corresponding 2009 period, an increase of $5.7 million, or 7.2%. The $5.7 million increase in net interest income for the six month period ended June 30, 2010, compared to the corresponding period in 2009, was driven by a decrease in interest expense of $26.4 million, partially offset by a decrease in interest income of $20.8 million. The decrease in interest expense was driven by a decrease of 53 basis points in the average rate of interest bearing liabilities and by a $254.4 million, or 3.0%, decrease in average interest bearing liabilities. The reduction in interest expense that was the result of (i) a decrease of $14.8 million, or 21.4%, in interest on deposits, an increase in average deposits of $533.9 million together with a 111 basis point decrease in the cost of deposits was driven by the Company’s pricing strategy and campaigns to expand its deposit base as a result of bank failures in P.R. during the second quarter of 2010; (ii) a decrease of $5.1 million in interest on advances from FHLB due to a reduction in the average balance of advances from FHLB of $234.6 million partially offset by an decrease of 6 basis points in the average cost of advances; (iii) a decrease of $3.0 million in interest on repurchase agreements, mainly driven by a general decline in average rates of 53 basis points decrease and partially offset by an increase in the average balance of repurchase agreements of $103.2 million; and (iv) a decrease in interest on loans payable of $2.5 million due to a decrease in average rates of

124 basis points since the loans are indexed to the 3-month LIBOR, together with a reduction in the average balance of loans payable of $31.3 million as a result of repayment of the loans.
The reduction in interest income was due to (i) a reduction of $12.8 million in interest income on mortgage-backed securities primarily due to a reduction in the average balance of mortgage-backed securities of $556.6 million as a result of sales of non-agency CMOs in the second quarter of 2010; (ii) a decrease in interest income on investment securities of $6.2 million due to a decrease in the average balance of other investment securities of $380.4 million; and (iii) a decrease of $2.5 million on interest income on loans due to higher non-performing loans and the higher level of restructured loans with yield concessions. In April 2010, the Company sold $378.0 million of non-agency CMOs, as part of its actions to improve asset quality and position itself to bid on failing Puerto Rico banks. In addition, during the first quarter of 2010 the Company sold approximately $1.2 billion of mortgage-backed securities and other debt securities as part of the execution of its strategy to de-lever the balance sheet while continuing to shorten the duration of the investment portfolio. These sales together with maturity, calls and amortization of the portfolio of approximately $327.0 million were partially offset by purchases of mortgage-backed securities of $823.1 million.
Average interest-earning assets decreased $401.4 million, from $9.5 billion for the six months ended June 30, 2009 to $9.1 billion for the corresponding 2010 period, while average interest-bearing liabilities decreased $254.4 million, from $8.5 billion to $8.3 billion, for the same periods. Lower interest expense on borrowings was driven by lower average borrowings of $0.8 billion due to the use of excess liquidity to pay down expiring borrowings and the reduction in wholesale borrowing costs.
The repositioning of the balance sheet during 2010, and other management actions, resulted in a 20 basis point improvement in net interest margin from 1.65% for the six month period ended June 30, 2009 to 1.85% for the six month period ended June 30, 2010.
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

Table B
Average Balance Sheet and Summary of Net Interest Income

	Quarter Ended June 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,876,723	$78,916	5.39%	$5,667,466	$81,245	5.75%
Mortgage-backed securities	2,197,216	18,542	3.38%	2,975,342	27,256	3.67%
Interest-only strips (“IOs”)	43,946	1,491	13.61%	48,356	1,575	13.07%
Investment securities	43,510	583	5.37%	358,884	2,765	3.09%
Other interest-earning assets	585,889	1,545	1.06%	445,288	1,737	1.56%

Total interest-earning assets/interest income	8,747,284	$101,077	4.63%	9,495,336	$114,578	4.84%

Total non-interest-earning assets	680,697			607,749

Total assets	$9,427,981			$10,103,085

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,413,386	$27,587	2.51%	$3,842,363	$30,872	3.22%
Repurchase agreements	1,597,173	13,738	3.45%	1,785,233	17,481	3.93%
Advances from FHLB	1,254,513	12,921	4.13%	1,591,938	15,988	4.03%
Other short-term borrowings	3,791	4	0.49%	647,912	406	0.25%
Loans payable	325,378	1,676	2.07%	357,956	2,538	2.84%
Notes payable	268,797	5,086	7.57%	274,978	5,203	7.59%

Total interest-bearing liabilities/interest expense	7,863,038	$61,012	3.11%	8,500,380	$72,488	3.42%

Total non-interest-bearing liabilities	610,554			770,114

Total liabilities	8,473,592			9,270,494
Stockholders’ equity	954,389			832,591

Total liabilities and stockholders’ equity	$9,427,981			$10,103,085

Net interest-earning assets	$884,246			$994,956

Net interest income on a non-taxable equivalent basis		$40,065			$42,090

Interest rate spread(3)			1.52%			1.42%
Interest rate margin(4)			1.84%			1.78%
Net interest-earning assets ratio(5)			111.25%			111.70%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.2 million and $0.4 million for the second quarters of 2010 and 2009, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average yield on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

Table C
Average Balance Sheet and Summary of Net Interest Income

	Six Month Period Ended June 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,858,009	$160,349	5.52%	$5,631,025	$162,833	5.83%
Mortgage-backed securities	2,495,194	41,789	3.38%	3,051,767	54,637	3.61%
Interest-only strips (“IOs”)	44,820	3,034	13.65%	49,376	3,203	13.08%
Investment securities	63,270	1,448	4.62%	439,107	7,672	3.52%
Other interest-earning assets	661,933	3,685	1.12%	353,333	2,727	1.56%

Total interest-earning assets/interest income	9,123,226	$210,305	4.65%	9,524,608	$231,072	4.89%

Total non-interest-earning assets	685,276			559,117

Total assets	$9,808,502			$10,083,725

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,410,785	$54,287	2.48%	$3,876,902	$69,079	3.59%
Repurchase agreements	1,898,535	31,762	3.37%	1,795,324	34,713	3.90%
Advances from FHLB	1,368,914	26,894	3.96%	1,603,533	32,002	4.02%
Other short-term borrowings	10,138	15	0.30%	629,590	842	0.27%
Loans payable	329,823	3,325	2.03%	361,138	5,847	3.27%
Notes payable	269,550	10,196	7.57%	275,676	10,429	7.63%

Total interest-bearing liabilities/interest expense	8,287,745	$126,479	3.08%	8,542,163	$152,912	3.61%

Total non-interest-bearing liabilities	604,391			678,572

Total liabilities	8,892,136			9,220,735
Stockholders’ equity	916,366			862,990

Total liabilities and stockholders’ equity	$9,808,502			$10,083,725

Net interest-earning assets	$835,481			$982,445

Net interest income on a non-taxable equivalent basis		$83,826			$78,160

Interest rate spread(3)			1.57%			1.28%
Interest rate margin(4)			1.85%			1.65%
Net interest-earning assets ratio(5)			110.08%			111.50%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.4 million and $0.6 million for the first half of 2010 and 2009, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average yield on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.
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

Table D
Net Interest Income Variance Analysis

	Quarter Ended June 30,
	2010 Compared To 2009
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Total loans	$14,273	$(16,602)	$(2,329)
Mortgage-backed securities	(6,692)	(2,022)	(8,714)
Interest-only strips	(421)	337	(84)
Investment securities	(10,082)	7,900	(2,182)
Other interest-earning assets	2,115	(2,307)	(192)

Total Interest Income Variance	$(807)	$(12,694)	$(13,501)

Interest Expense Variance
Deposits	$20,645	$(23,930)	$(3,285)
Repurchase agreements	(1,733)	(2,010)	(3,743)
Advances from FHLB	(5,596)	2,529	(3,067)
Other short-term borrowings	(1,787)	1,385	(402)
Loans payable	(217)	(645)	(862)
Notes payable	(117)	—	(117)

Total Interest Expense Variance	$11,195	$(22,671)	$(11,476)

Net Interest Income Variance	$(12,002)	$9,977	$(2,025)

Table E
Net Interest Income Variance Analysis

	Six Month Period Ended June 30,
	2010 Compared To 2009
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Total loans	$13,983	$(16,467)	$(2,484)
Mortgage-backed securities	(9,522)	(3,326)	(12,848)
Interest-only strips	(497)	328	(169)
Investment securities	(11,636)	5,412	(6,224)
Other interest-earning assets	3,074	(2,116)	958

Total Interest Income Variance	$(4,598)	$(16,169)	$(20,767)

Interest Expense Variance
Deposits	$21,963	$(36,755)	$(14,792)
Repurchase agreements	4,780	(7,731)	(2,951)
Advances from FHLB	(4,635)	(473)	(5,108)
Other short-term borrowings	(1,083)	256	(827)
Loans payable	(471)	(2,051)	(2,522)
Notes payable	(233)	—	(233)

Total Interest Expense Variance	$20,321	$(46,754)	$(26,433)

Net Interest Income Variance	$(24,919)	$30,585	$5,666

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
Doral Financial’s provision for loan and lease losses for the quarter ended June 30, 2010 was $44.6 million, compared to $10.1 million for the corresponding 2009 period. The $34.5 million increase in the provision during the second quarter of 2010 compared to 2009 was due to higher non-performing loans, the effect of charge-offs related to foreclosed loans, higher loss mitigation volume and an increase in severities (in the determination of the provision) due to a strategic decision to accelerate OREO dispositions. The 2010 provision was driven by the following:
•	An increase in the construction and land loan loss provision of $15.7 million primarily due to a $12.6 million provision related to the transfer of loans to held for sale, adverse developments in a large loan which drove an increase in the individual impairment measurements and increases in stale appraisal reserves.

•	An increase in the residential mortgage loan provision of $11.2 million was mainly driven by the effect of charge-offs related to loans that were foreclosed during the quarter; loss mitigation volume, which drove approximately $2.7 million in additional provisions; a $1.1 million adjustment driven by changes in portfolio behavior; and an $8.0 million provision due to increased severities resulting from management’s strategic decision to accelerate OREO dispositions, offset in part by a decrease related to a decline in non-guaranteed non-performing mortgage loans.
•	Increases in commercial real estate loan provisions of $7.9 million, were driven by increases in delinquencies of small commercial loans and stale appraisal reserves.
For the six month period ended June 30, 2010, the provision for loan and lease losses increased $24.8 million to $58.5 million compared to $33.8 million for the six month period ended June 30, 2009. In 2010, the provision for residential mortgage, commercial real estate and land loans increased, largely driven by higher delinquencies during the period and continued deterioration in the Puerto Rico economy.
The provision for loan and lease losses was offset by net charge-offs of $64.4 million, which included $35.7 million related to the reclassification of certain construction loans to the held for sale portfolio as well as charge-offs of previously reserved balances.
Due to current economic conditions in Puerto Rico, which have resulted in higher non-performing loans and loss severities in the residential mortgage loan portfolio, the Company increased its allowance and provision for loan and lease losses for this portfolio during 2010.
Perhaps the sector of the economy most affecting Doral Financial, directly and indirectly, is the sale of new home construction in Puerto Rico. For the quarter ended June 30, 2010, the market absorption of new construction homes continued at a low level. The slowdown in new construction has resulted in lost jobs, which has further increased mortgage and commercial loan delinquencies as the overall level of economic activity declines. The Company expects that absorption will continue to be at low levels due to the current economic environment.
Please refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

NON-INTEREST INCOME

Table F

		Quarter Ended		Six Month Periods Ended
	June 30,			June 30,
(In thousands)	2010	2009	$ Variance	2010	2009	$ Variance
Net other-than-temporary impairment losses	$—	$(6,795)	$6,795	$(13,259)	$(6,795)	$(6,464)
Net gain on mortgage loan sales and fees	1,811	3,298	(1,487)	4,377	5,017	(640)

Net gain on securities held for trading	1,794	104	1,690	2,579	1,783	796
Gain on IO valuation	3,857	569	3,288	4,516	7	4,509
Gain (loss) on MSR economic hedge	4,656	(6,895)	11,551	6,484	(14,196)	20,680
Loss (gain) on derivatives	(1,411)	426	(1,837)	(2,909)	(718)	(2,191)

Net gain (loss) on trading activities	8,896	(5,796)	14,692	10,670	(13,124)	23,794
Net (loss) gain on investment securities	(137,204)	4,810	(142,014)	(110,790)	4,797	(115,587)
Loss on early repayment of debt	(2,545)	—	(2,545)	(3,021)	—	(3,021)
Servicing (loss) income
Servicing fees	7,515	7,134	381	14,625	14,975	(350)
Late charges	2,287	2,059	228	4,382	4,335	47
Prepayment penalties	4	136	(132)	(5)	262	(267)
Other servicing fees	238	141	97	472	274	198
Interest loss on serial notes and others	(4,924)	(2,065)	(2,859)	(5,606)	(3,863)	(1,743)
Mark-to-market adjustment of servicing assets	(6,474)	6,555	(13,029)	(8,478)	(4,798)	(3,680)

Total servicing (loss) income	(1,354)	13,960	(15,314)	5,390	11,185	(5,795)
Commissions, fees and other income:

Retail banking fees	7,199	7,127	72	14,342	14,209	133
Insurance agency commissions	2,436	2,463	(27)	4,778	4,887	(109)
Other income	571	64	507	3,907	538	3,369

Total commissions, fees and other income	10,206	9,654	552	23,027	19,634	3,393

Total non-interest (loss) income	$(120,190)	$19,131	$(139,321)	$(83,606)	$20,714	$(104,320)

Second Quarter 2010 vs. Second Quarter 2009 - Non-interest loss of $120.2 million for the second quarter of 2010 was driven by a loss $136.7 million on the sale of certain non-agency CMOs with an amortized cost basis of $378.0 net of OTTI recognized in previous periods totaling $39.6 million. Other variances were as follows:
•	No OTTI was recognized during the second quarter of 2010 resulting in positive variance of $6.8 million.

•	A net gain on securities held for trading of $8.9 million compared a loss of $5.8 million for the second quarter of 2009 was driven by:
•	A gain on the IO valuation of $3.9 million compared to $0.6 million for the second quarter of 2009, was driven by decreases in the LIBOR-Swap forward curve.

•	A gain on the MSR economic hedge of $4.7 million compared to a loss of $6.9 million for the second quarter of 2009. There was a change in hedging strategy in the second quarter of 2009 from the use of U.S. Treasuries to forward contracts, which impacted subsequent reporting periods.
•	A servicing loss of $1.4 million compared to servicing income of $14.0 million for the second quarter of 2009. The servicing loss was due to:
•	A $4.2 million decrease in servicing income due to interest lost on servicing advances during the period, related to the repurchase of certain GNMA defaulted loans during the second quarter of 2010.

•	A reduction in the value of the mortgage servicing asset (“MSR”) due to higher prepayment speeds and a reduction in loan balances. For the second quarter of 2009 there was a gain of $6.6 million in the value of the MSR due primarily to a decrease in prepayment speeds caused by higher interest rates.

Six Months Period Ended June 30, 2010 vs. Six Months Period Ended June 30, 2009 - Non-interest loss of $83.6 million reflected a decrease in total non-interest income of $104.3 million compared to non-interest income of $20.7 million for the six months period ended June 30, 2009. Significant variances in non-interest income for the six month period ended June 30, 2010 compared to the same period in 2009 were as follows:
•	Higher OTTI loss of $6.5 million due to the deterioration in estimated future cash flows of non-agency CMOs during the first quarter of 2010. These securities were sold during the second quarter of 2010 and the unrealized loss in OCI was realized, resulting in no further OTTI during the second quarter.

•	A net loss on investment securities of $110.8 million was driven by a loss of $136.7 million during the second quarter of 2010, from the sale of certain non-agency CMOs with an amortized cost basis of $378.0 million net of OTTI recognized in previous periods totaling $39.6 million, offset in part by the sale of certain agency securities in the first quarter of 2010 that generated net gains of $26.4 million.

•	The improvement in the net gain on trading activities was driven principally by an improvement in the MSR economic hedge of $20.7 million when compared to 2009, primarily due to a change in the hedging strategy. There was also a gain of $4.5 million on the IO valuation driven by decreases in the LIBOR-Swap forward curve.

•	The $5.8 million reduction in servicing income compared to $11.2 million servicing income for the six month period ended June 30, 2009 was due to:
•	A $4.2 million decrease in servicing income due to interest lost on servicing advances during the period, related to the repurchase of certain GNMA defaulted loans during the second quarter of 2010.

•	A reduction in the value of the mortgage servicing asset due to higher prepayment speeds and a reduction in loan balances.
•	An increase in other income of $3.4 million was driven by a gain on redemption of shares of VISA, Inc. during the first quarter of 2010 of $2.9 million.
NON-INTEREST EXPENSE

Table G

		Quarter Ended		Six Month Periods Ended
	June 30,			June 30,
(In thousands)	2010	2009	$ Variance	2010	2009	$ Variance
Compensation and benefits	$20,315	$15,823	$4,492	$36,750	$38,651	$(1,901)
Professional services	15,420	7,391	8,029	29,212	13,518	15,694
FDIC insurance expense	5,574	6,144	(570)	10,765	8,081	2,684
Occupancy expenses	4,322	2,914	1,408	8,303	6,915	1,388
Advertising	4,073	1,424	2,649	5,571	2,872	2,699
Communication expenses	4,056	4,005	51	8,000	8,413	(413)
Depreciation and amortization	3,110	3,217	(107)	6,257	6,670	(413)
EDP expenses	2,878	3,167	(289)	6,657	6,783	(126)
Taxes, other than payroll and income taxes	2,591	2,423	168	5,155	4,911	244
Corporate insurance	1,264	1,131	133	2,526	2,193	333
Office expenses	1,112	1,203	(91)	2,397	2,669	(272)
Other	5,134	5,422	(288)	11,057	11,826	(769)

	69,849	54,264	15,585	132,650	113,502	19,148
Other reserves and OREO:
Reserve on claim receivable from LBI	10,819	—	10,819	10,819	—	10,819
Lower of cost or market adjustment for OREO	22,457	1,078	21,379	26,272	1,920	24,352
(Gain) loss on sales of OREO	(21)	(288)	267	61	(479)	540
OREO other related expenses	978	472	506	1,678	1,009	669

	34,233	1,262	32,971	38,830	2,450	36,380

Total non-interest expense	$104,082	$55,526	$48,556	$171,480	$115,952	$55,528

Second Quarter 2010 vs. Second Quarter 2009 — Non-interest expense of $104.1 million increased by $48.6 million, or 87.4% compared the second quarter of 2009. Significant variances in non-interest expense for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 were as follows:
•	An increase of $4.5 million in compensation and benefits was primarily due to a $3.3 million retention award granted to certain officers of the Company pursuant to its Retention Program.

•	Increase in advertising expense of $2.6 million related to campaigns to gain market share in deposits and mortgage originations subsequent to the local market bank failures and asset acquisitions in April 2010.

•	Professional services of $15.4 million reflected an increase of $8.0 million primarily related to:
•	An increase of $2.4 million in defense litigation costs of former company officers.

•	Advisory services of $0.5 million related to the dissolution of Doral Holdings and Doral Holdings L.P., our parent company, pursuant to the Cooperation Agreement dated April 19, 2010, between Doral Financial and Doral Holdings, Doral Holdings L.P. and Doral GP Ltd.

•	Services related to the possible sale of certain construction loans during the third quarter of 2010 of $2.7 million.

•	Increase in advisory services related to the construction loan portfolio of $1.5 million compared to June 30, 2009.
•	An additional $10.8 million reserve for the Company’s claim on Lehman Brothers Inc. was established during the second quarter of 2010.

•	An increase of $22.2 million in OREO losses and other related expenses as a result of an additional provision for OREO losses of $17.0 million established during the second quarter of 2010 to recognize the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales, adjustments driven by lower values of certain of Doral’s OREO properties, higher levels of repossessed units and higher expenses to maintain the properties in saleable condition.
Six Months Period Ended June 30, 2010 vs. Six Months Period Ended June 30, 2009 — Non-interest expense of $171.5 million increased by $55.5 million, or 47.9%, over the previous year. Significant variances in non-interest expense for the six months period ended June 30, 2010 compared to the six months period ended June 30, 2009 were as follows:
•	A decrease of $1.9 million in compensation and employee benefits was driven by a one-time severance expense related to a reduction in workforce during 2009 and partially offset by a retention bonus of $3.3 million incurred in 2010.

•	Increase in advertising expense of $2.7 million related to campaigns to gain market share in deposits and mortgage origination subsequent to the local market bank failures and asset acquisitions in April 2010.

•	Professional services of $29.2 million reflected an increase of $15.7 million compared to June 30, 2009, primarily due to:
•	An increase of $3.9 million in defense litigation costs of former company officers.

•	Advisory services of $0.5 million related to the dissolution of Doral Holdings and Doral Holdings L.P., our parent company, pursuant to the Cooperation Agreement dated April 19, 2010, between Doral Financial and Doral Holdings, Doral Holdings L.P. and Doral GP Ltd.

•	Services related to the possible sale of certain construction loans during the third quarter of 2010 of $2.7 million.

•	Increase in advisory services related to the construction loan portfolio of $2.6 million compared to June 30, 2009.

•	$5.3 million in advisory services related to the Company’s preparation to participate in bidding for FDIC assisted transactions.

•	$1.9 million increase in legal expenses to support corporate litigation and collections efforts.
•	An additional $10.8 million reserve for the Company’s claim on Lehman Brothers Inc. was established during the second quarter of 2010.

•	An increase of $2.7 million in FDIC insurance expense related to increases in rates and assessment bases during the second half of 2009.

•	An increase of $25.6 million in OREO losses and other related expenses as a result of an additional provision for OREO losses of $17.0 million established during the second quarter of 2010 to recognize the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales, adjustments driven by lower values of certain of Doral’s OREO properties, higher levels of repossessed units and higher expenses to maintain the properties in saleable condition.

INCOME TAXES
For the quarter and six months period ended June 30, 2010, Doral Financial recognized income tax expense of $4.5 million and $7.0 million, respectively, compared to a tax benefit of $12.7 million and $12.8 million for the comparable periods in 2009. The components of income tax expense (benefit) are summarized below:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Current income tax expense (benefit):
Puerto Rico	$—	$(15,275)	$—	$(14,932)
United States	3,615	853	3,890	1,565

Total current income tax expense (benefit)	3,615	(14,422)	3,890	(13,367)
Deferred income tax expense:
Puerto Rico	1,008	2,384	2,795	1,269
United States	(136)	(616)	331	(664)

Total deferred income tax expense	872	1,768	3,126	605

Total income tax expense (benefit)	$4,487	$(12,654)	$7,016	$(12,762)

The current tax expense is primarily related to taxes on U.S. source income. The deferred tax expense is primarily related to recognition of a valuation allowance on certain deferred tax assets as well as the amortization of existing deferred tax assets (“DTA”).
The current income tax expense of $3.6 million and $3.9 million for the quarter and six months period ended June 30, 2010, respectively, was related to taxes on U.S. source income. The income tax benefit for the same periods in 2009 was related to a release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions, net of the recognition of an accrual for unrecognized tax benefits. The deferred tax expense is primarily related to recognition of valuation allowances on certain deferred tax assets as well as the amortization of existing deferred tax assets.
Refer to Note 23 of the accompanying financial statements for additional information related to the Company’s income taxes.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $39.7 million and $58.8 million for the quarter and six month period ended June 30, 2010, respectively, compared to $38.8 million and $65.5 million, for the corresponding 2009 periods, respectively.

The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
Table H
Loan Production

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
(Dollars in thousands, except for average initial loan balance)	2010	2009	2010	2009
FHA/VA mortgage loans
Number of loans	422	761	804	1,265
Volume of loans	$58,136	$108,534	$109,623	$180,929
Percent of total volume	15%	37%	16%	34%
Average initial loan balance	$137,763	$142,620	$136,347	$143,027
Conventional conforming mortgage loans
Number of loans	217	216	415	484
Volume of loans	$28,984	$26,696	$51,359	$60,750
Percent of total volume	8%	9%	8%	11%
Average initial loan balance	$133,567	$123,593	$123,756	$125,516
Conventional non-conforming mortgage loans(1)
Number of loans	493	654	1,044	1,311
Volume of loans	$72,269	$99,650	$166,115	$201,622
Percent of total volume	19%	34%	25%	38%
Average initial loan balance	$146,590	$152,370	$159,114	$153,792
Construction Development loans
Number of loans	6	—	6	—
Volume of loans	$2,861	$—	$2,861	$—
Percent of total volume	1%	—%	1%	—%
Average initial loan balance	$476,833	$—	$476,879	$—
Disbursement under existing construction development loans
Volume of loans	$3,798	$22,196	$6,689	$29,989
Percent of total volume	1%	8%	1%	5%
Commercial loans(2)
Number of loans	94	9	174	24
Volume of loans	$184,424	$24,507	$291,769	$47,914
Percent of total volume	49%	8%	44%	9%
Average initial loan balance	$1,961,957	$2,723,000	$1,676,832	$1,996,417
Consumer loans(2) (3)
Number of loans	338	172	435	484
Volume of loans	$1,613	$1,157	$2,274	$3,874
Percent of total volume	—%	1%	0%	1%
Average initial loan balance	$4,772	$6,727	$5,227	$8,004
Other(4)
Number of loans	24	1	28	1
Volume of loans	$28,085	$9,200	$38,535	$9,200
Percent of total volume	7%	3%	6%	2%

Total loans
Number of loans	1,594	1,813	2,906	3,569
Volume of loans	$380,170	$291,940	$669,225	$534,278

(1)	Includes $87,000 and $0.6 million in second mortgages for the quarters ended June 30, 2010 and 2009, respectively, and $0.4 million and $1.5 million in second mortgages for the six month periods ended June 30, 2010 and June 30, 2009.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Includes commercial real estate and commercial and industrial loans.

(4)	Consists of multifamily loans.
The increase of $88.2 million, or 30.2%, in loan production for the second quarter of 2010, and $134.9 million, or 25.3%, for the first half of 2010, when compared to the corresponding 2009 periods, was primarily loans to mainland U.S. companies in the commercial loan portfolio as a result of loan production generated by the Company’s U.S. based middle market syndicated lending unit which is engaged in purchasing senior credit facilities in the syndicate loan market. The U.S. based middle market syndicated lending strategy is to acquire $5.0 million to

$15.0 million participation interests in U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s U.S. based syndicated lending unit.
The decrease in Doral Financial’s internally originated loans is due to a number of factors including deteriorating economic conditions in Puerto Rico, competition from other financial institutions, changes in laws and regulations, and the general economic conditions in Puerto Rico.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the six month periods ended June 30, 2010 and 2009 refinancing transactions represented approximately 87% and 83%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
Table I
Loan Origination Sources

	Six Month Periods Ended June 30,
	2010			2009
	Puerto Rico	US	Total	Puerto Rico	US	Total
Consumer	43%	—	43%	71%	—	71%
Wholesale(1)	6%	3%	9%	12%	—	12%
Housing Developments(2)	1%	—	1%	2%	4%	6%
Commercial and Industrial	—	39%	39%	—	2%	2%
Other(3)	1%	7%	8%	1%	8%	9%

Total	51%	49%	100%	86%	14%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

(3)	Refers to commercial real estate, consumer and multifamily loans originated through the banking subsidiaries.
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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
Table J
Loans Serviced For Third Parties

	As of June 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2010	2009
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,272,527	$2,334,067
FHLMC/FNMA	2,943,897	3,248,679
Other conventional mortgage loans(1)(2)	3,118,940	3,482,286

Total portfolio serviced for third parties	$8,335,364	$9,065,032

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$8,655,613	$9,460,350
Additions to servicing portfolio	167,244	239,384
Servicing released due to repurchases	(84,647)	(43,162)
MSRs sales	(24,045)	(7,111)
Run-off(3)	(378,801)	(584,429)

Ending servicing portfolio	$8,335,364	$9,065,032

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	99,760	107,608
Weighted- average interest rate	6.26%	6.36%
Weighted- average remaining maturity (months)	239	244
Weighted- average gross servicing fee rate	0.41%	0.39%
Average servicing portfolio(4)	$8,512,746	$9,264,298
Principal prepayments	$222,161	$388,922
Constant prepayment rate	4.96%	7.75%
Average size of loans	$83,554	$84,241
Servicing assets, net	$113,005	$112,869
Mortgage-servicing advances(5)	$41,609	$26,012

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.60%	2.21%
90 days or more past due	5.10%	4.07%

Total delinquencies excluding foreclosures	7.70%	6.28%

Foreclosures pending	2.99%	3.02%

(1)	Excludes $4.5 billion and $4.3 billion of loans owned by Doral Financial at June 30, 2010 and 2009, respectively.

(2)	Includes portfolios of $0.1 million and $0.2 million at June 30, 2010 and 2009, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.4 billion and $4.2 billion at June 30, 2010 and 2009, respectively.

(5)	Includes reserves for possible losses on P&I advances of $5.5 million and $8.5 million at June 30, 2010 and 2009, respectively.
Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At June 30, 2010 and 2009, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.2 billion and $0.4 billion for the six month period ended June 30, 2010 and 2009, respectively. Total delinquencies excluding foreclosures increased from 6.28% to 7.70% from June 30, 2009 to June 30, 2010 as a result of the economic recession and general deterioration of the mortgage sector, while pending foreclosures decreased from 3.02% to 2.99% from June 30, 2009 to June 30, 2010. The Company does not expect significant losses related to these delinquencies since it has a liability for loans under recourse agreements and for other non-recourse loans has not experienced significant losses in the past.
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
The following items have impacted the Company’s liquidity, funding activities and strategies during 2010 and 2009:
•	changes in short-term borrowings and deposits in the normal course of business;

•	repayment of certain long-term callable certificate of deposits;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	the impact on the Company’s assets and liabilities as a result of the Company’s exposure to Lehman Brother’s Inc. in connection with repurchase agreements and forward TBA agreements;

•	capital contributions to Doral Bank;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012;

•	repurchase of GNMA defaulted loans in 2009 and 2010;

•	inducement on preferred stock conversions;

•	capital raise of $171.0 million in the second quarter of 2010;

•	efforts to increase retail deposits in the wake of failed Puerto Rico banks; and

•	On July 8, 2010, the Company entered into a collateralized loan arrangement in which, when fully operational, $450.0 million of U.S. based commercial loans are funded $250.0 million by a third party and $200.0 million by Doral. The entity holding the loans will be consolidated by Doral and the third party financing reported as a loan.
The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits which are all insured so as to meet the coverage for FDIC deposit insurance up to applicable limits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities and other borrowings, such as term notes backed by FHLB letters of credit and auction term funds to depository institutions granted by the Federal Reserve under Term Auction Facility (“TAF”), as their primary sources of liquidity. The banking subsidiaries also have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current adverse liquidity conditions in the U.S. mortgage and credit markets, except for OTTI charges taken as of March 31, 2010. In April 2010, the Company sold the non-agency CMOs that were OTTI recognizing a loss of $136.7 million. These securities will no longer present a drain on the Company’s credit and liquidity position. Please refer to Note 7 of the accompanying consolidated financial statements for additional information on OTTI charges.
Cash Sources and Uses
Doral Financial’s sources of cash as of June 30, 2010 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sales of loans and securities.

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
Doral Financial’s uses of cash as of June 30, 2010 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 effective during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of June 30, 2010 and December 31, 2009:
Table K
Sources Of Borrowings

	As of June 30, 2010		As of December 31, 2009
	Amount	Average	Amount	Average
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate
Deposits	$4,940,569	2.18%	$4,643,021	2.24%
Repurchase Agreements	1,460,800	3.01%	2,145,262	3.32%
Advances from FHLB	1,217,920	3.28%	1,606,920	3.05%
Other Short-Term Borrowings	—	0.00%	110,000	0.25%
Loans Payable	318,652	6.98%	337,036	7.27%
Notes Payable	267,648	7.30%	270,838	7.30%
As of June 30, 2010, Doral Financial’s banking subsidiaries held approximately $4.6 billion in interest-bearing deposits at a weighted-average interest rate of 2.33%. For additional information on the Company’s sources of borrowings please refer to Notes 17 to 22 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
Table L
Average Deposit Balance

	Six Month Period Ended		Year Ended
	June 30, 2010		December 31, 2009
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Certificates of deposit	$546,253	2.66%	$484,917	3.34%
Brokered certificates of deposits	2,732,539	2.79%	2,374,207	3.70%
Regular passbook savings	367,075	1.50%	361,217	1.69%
NOW accounts and other transaction accounts	358,451	1.22%	350,300	1.26%
Money market accounts	406,467	2.15%	390,962	2.71%

Total interest-bearing	4,410,785	2.48%	3,961,603	3.16%
Non-interest bearing	237,795	—	244,606	—

Total deposits	$4,648,580	2.36%	$4,206,209	2.97%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2010.
Table M
Certificates of Deposits Maturities

(In thousands)	Amount
Certificates of deposit maturing:
Three months or less	$516,909
Over three through six months	407,007
Over six through twelve months	540,577
Over twelve months	1,699,886

Total	$3,164,379

The amounts in Table M, include $2.8 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of June 30, 2010 and December 31, 2009, all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008 (“EESA”), which among other things temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in the deposit insurance, after an amendment adopted in May 20, 2009, was set to expire on December 31, 2013. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, made permanent the increase in the standard maximum deposit insurance amount from $100,000 to $250,000.
As of June 30, 2010 and December 31, 2009, Doral Financial’s retail banking subsidiaries had approximately $2.8 billion and $2.7 billion, respectively, in brokered deposits. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB, have access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of June 30, 2010, Doral Financial’s banking subsidiaries had $1.2 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 3.28%. Please refer to Note 19 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the six months period ended June 30, 2010, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $45.8 million, compared to $34.5 million for the corresponding period of 2009. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans was $147.2 million and $154.2 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $11.4 million and $13.9 million, respectively.

When Doral Financial sells mortgage loans to third parties, which serve as a source of cash, it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics investors are generally entitled to cause Doral Financial to repurchase such loans.
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
In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of June 30, 2010, Doral Financial’s maximum recourse exposure with FNMA amounted to $605.3 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 25 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.
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
Regulatory Capital Ratios
As of June 30, 2010, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively, (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level.
Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2010, based on existing Federal Reserve, FDIC and OTS guidelines.

Table N
Regulatory Capital Ratios

	As of June 30, 2010
	Doral	Doral	Doral
	Financial	Bank PR	Bank NY
Total Capital Ratio (Total capital to risk- weighted assets)	15.3%	16.4%	15.9%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	14.0%	15.2%	15.5%
Leverage Ratio(1)	8.5%	7.9%	12.4%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

	As of December 31, 2009
	Doral	Doral	Doral
	Financial	Bank PR	Bank NY
Total Capital Ratio (Total capital to risk- weighted assets)	15.1%	15.3%	16.6%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.8%	14.0%	16.2%
Leverage Ratio(1)	8.4%	7.4%	13.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
As of June 30, 2010, Doral Financial capital levels exceeded the well capitalized thresholds under applicable federal bank regulatory definitions. In addition, as of June 30, 2010, Doral Bank PR and Doral Bank NY capital levels exceeded the well capitalized thresholds as contained in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Those thresholds require an institution to maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a higher specific capital ratio.
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
On March 19, 2009, the Board of Directors of Doral Financial approved a capital infusion of up to $75.0 million to Doral Bank PR, of which $19.8 million was made during the first quarter of 2009. On November 20, 2009, the Board of Directors approved an additional capital contribution of up to $100.0 million to Doral Bank PR, which was made during November and December 2009. In April 2010, the Board of Directors of Doral Financial approved capital contributions to Doral Bank PR totaling $192.7 million.
ASSETS AND LIABILITIES
Doral Financial’s total assets were $9.4 billion at June 30, 2010, compared to $10.2 billion at December 31, 2009. Total assets at June 30, 2010, when compared to December 31, 2009 were affected by a decrease of $435.4 million in the Company’s investment securities portfolio that resulted from a combination of the sale of $378.0 million of non-agency CMOs and purchases primarily of shorter duration mortgage-backed securities as part of interest rate risk management strategies. There was also a decrease of $458.5 million in cash and interest-earning assets, partially offset by an increase of $72.8 million in net loans.

Total liabilities were $8.5 billion at June 30, 2010, compared to $9.4 billion at December 31, 2009. Total liabilities as of June 30, 2010 were principally affected by a decrease in borrowings of $1.2 billion partially offset by an increase in deposits of $297.5 million.
CAPITAL
Doral Financial reported total equity of $945.0 million at June 30, 2010, compared to $875.0 million at December 31, 2009. The Company reported accumulated other comprehensive income (net of tax) (“OCI”) of $28.5 million as of June 30, 2010, compared to accumulated other comprehensive loss (net of tax) of $111.5 million as of December 31, 2009. This improvement in OCI was due to the sale of the non-agency securities as the loss was recognized in the period of the sale, and the remaining portfolio of securities reflects unrealized gains.
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
The exchange by holders of shares of the non-cumulative preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-cumulative preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired and the fair value of the consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes upon the cancellation of shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, in accordance with guidance of ASC 260-10, Earnings per Share.
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
On November 20, 2009, the Company filed an amendment to its Registration Statement on Form S-4 (“S-4”) announcing a new offer to exchange a number of properly tendered and accepted shares of its Cumulative Convertible Preferred Stock for newly issued shares of its common stock. The offer to exchange expired on December 9, 2009 and was settled on December 14, 2009. Pursuant to the terms of the offer to exchange, the Company issued 4,300,301 shares of common stock in exchange for 208,854 shares of Convertible Preferred Stock. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of $52.2 million, as well as a non-cash charge to retained earnings of $18.0 million (with a corresponding credit to additional paid in capital) that was deducted from net income available to common shareholders in calculating earnings per share.
The effect of the two preferred stock exchanges in 2009 was to increase common equity by $152.8 million, increase book value per common share by $2.47, decreased preferred equity by $157.8 million and decrease net income available to common shareholders by $8.6 million.
On March 15, 2010, the Company filed a Registration Statement on Form S-4 announcing its offer to exchange a number of properly tendered and accepted shares of its (i) 4.75% Perpetual Cumulative Convertible Preferred Stock (Convertible Preferred Stock), (ii) 7.00% Noncumulative Monthly Income Preferred Stock, Series A (“Series A preferred stock”), (iii) 8.35% Noncumulative Monthly Income Preferred Stock, Series B (“Series B preferred stock”), and (iv) 7.25% Noncumulative monthly Income Preferred Stock, Series C (“Series C preferred stock”), for newly issued shares of its common stock. The offer to exchange expired on March 19, 2010 and was settled on March 24, 2010. Pursuant to the terms of the offer to exchange, the Company issued 1,207,268 shares of common stock in exchange for 58,634 shares of Convertible Preferred Stock. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of $14.7 million, as well as a non-cash charge to retained earnings of $5.1 million (with a corresponding credit to additional paid in capital) that was deducted from net income available to common shareholders in calculating earnings per share. Pursuant to the terms of the offer to exchange, the Company issued 1,304,636 shares of common stock in exchange for 314,661 shares of Series A preferred stock; issued 928,984 shares of common stock in exchange for 450,967 shares of Series B preferred stock; and issued 1,778,178 shares of common stock in exchange for 863,197 shares of Series C preferred stock. Overall, $63.3 million liquidation preference of the Company’s preferred stock were validly tendered, not withdrawn, and exchanged upon the terms and subject to the conditions set forth in the offer to exchange. An aggregate of 1,689,459 shares of preferred stock were retired upon receipt. As a result of the exchange offer, Doral Financial issued an aggregate of 5,219,066 shares of common stock. After settlement of the exchange offer, 950,166 shares of Series A preferred stock, 1,331,694 shares of Series B preferred stock, 2,716,005 shares of Series C preferred stock, and 813,526 shares of convertible preferred stock remained outstanding.
On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers, including certain direct and indirect investors in Doral Holdings Delaware LLC (“Doral Holdings”), the Company’s parent company, pursuant to a private placement of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock, $1.00 par value and $1,000 liquidation preference per share. In the aggregate, as part of the private placement, the Company raised $180.0 million of new equity capital and issued 285,002 shares of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock for an effective sale price of $3.00 per common share equivalent. The Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock is convertible into up to 60,000,421 shares of common stock. The incremental capital enabled the Company to reduce balance sheet risk while still exceeding its regulatory well capitalized benchmarks.

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
As of June 30, 2010 and December 31, 2009, Doral Mortgage maintained $24.8 million and $24.4 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.
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
Under ASC 820-10, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Under ASC 820-10, the Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820-10.
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
Approximately 27.0% and 28.9% of the Company total assets at June 30, 2010 and December 31, 2009, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 7.0% and 15.1% of these financial instruments at June 30, 2010 and December 31, 2009, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
Refer to Note 30 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
OFF-BALANCE SHEET ACTIVITIES
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the six month periods ended June 30, 2010 and 2009, repurchases amounted to approximately $50,000 and $11.2 million, respectively. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans. As of June 30, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans amounted to $147.2 million and $154.2 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2010 and December 31, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.8 billion and $0.9 billion, respectively. As of such date, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion and $0.8 billion, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the six month periods ended June 30, 2010 and 2009, the Company repurchased at fair value $14.0 million and $17.8 million, respectively, pursuant to recourse provisions.
Doral Financial reserves for its exposure to recourse amounted to $9.2 million and $9.4 million and the reserve for other credit-enhanced transactions explained above amounted $8.9 million and $8.8 million as of June 30, 2010 and December 31, 2009, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Quarter Ended	Six Month Period Ended
(In thousands)	June 30, 2010	June 30, 2010
Balance at beginning of period	$9,337	$9,440
Net charge-offs / termination	(1,002)	(1,472)
Provision for recourse liability	890	1,257

Balance at end of period	$9,225	$9,225

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under ASC 815-10, Derivatives and Hedging, during the period between trade and settlement date.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2010.
Table O
Contractual Obligations

	Payment Due By Period
		Less Than			After
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Deposits	$4,940,569	$3,196,237	$1,171,604	$406,560	$166,168
Repurchase agreements(1) (2)	1,460,800	229,000	752,300	479,500	—
Advances from FHLB(1) (2)	1,217,920	653,500	564,420	—	—
Loans payable(3)	318,652	39,742	72,997	57,355	148,558
Notes payable	267,648	4,478	7,933	7,303	247,934
Other liabilities(4)	122,031	122,031	—	—	—
Non-cancelable operating leases	41,886	5,526	10,091	7,638	18,631

Total Contractual Cash Obligations	$8,369,506	$4,250,514	$2,579,345	$958,356	$581,291

(1)	Amounts included in the table above do not include interest.

(2)	Includes $100.0 million of a repurchase agreement with a fixed rate of 2.98% and $80.0 million in advances from FHLB with a fixed rate of 5.04%, which the lenders have the right to call before their contractual maturities. The repurchase agreements and advances from FHLB are included in the less-than-one year category in the above table but have actual contractual maturities ranging from October 2010 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 11.1% to estimate the repayments.

(4)	Includes the liability for uncertain tax positions of $4.0 million, excluding associated interest and penalties of $0.8 million, that the Company expects to settle within less than one year.
Table P
Other Commercial Commitments(1)

	Amount of Commitment Expiration Per Period
	Total
	Amount	Less Than			After
(In thousands)	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to extend credit	$80,647	$64,741	$7,613	$6	$8,287
Commitments to sell loans	128,155	128,155	—	—	—
Commercial and financial standby letters of credit	25	25	—	—	—
Maximum contractual recourse exposure	728,869	—	—	—	728,869

Total	$937,696	$192,921	$7,613	$6	$737,156

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.

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
As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) market value equity sensitivity; (iii) effective duration of equity; and (iv) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches, however management continues to emphasize risk management and controls based on net interest income and market value of equity sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:
•	Net Interest Income Sensitivity. Refers to the relationship between market interest rates and net interest income due to the maturity mismatches and repricing characteristics of Doral Financial’s interest-earning assets, interest-bearing liabilities and off-balance sheet positions. To measure net interest income exposure to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques allow for the forecasting of net interest income and expense under various rate scenarios for the measurement of interest rate risk exposures of Doral Financial. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and as such, serves as a measure of short to medium term earnings risk. The basic underlying assumptions used in net interest income simulations are: (i) the Company maintains a static balance sheet; (ii) full reinvestment of funds in similar product/instruments with similar maturity and repricing characteristics; (iii) spread assumed constant; (iv) prepayment rates on mortgages and mortgage related securities are modeled using multi-factor prepayment model; (v) non-maturity deposit decay and price elasticity assumptions are incorporated, and (vi) evaluation of embedded options is also taken into consideration. To complement and broaden the analysis of earnings at risk the Company also performs earning simulations for longer time horizons.

•	Market Value of Equity Sensitivity. Used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. Doral Financial uses value simulation techniques for all financial components of the Statement of Financial Condition. Valuation techniques include static cash flows analyses, stochastic models to qualify value of embedded options and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the market value of equity to changes in interest rates. Duration measures the linear change in market value of equity caused by changes in interest rates, while, convexity measures the asymmetric changes in market value of equity caused by changes in interest rates due to the presence of options. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the market value of equity to changes in interest rates.

•	Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rate changes on Doral Financial’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions.
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
The risk profile of the Company is managed by use of natural offsets generated by the different components of the balance sheet as a result of the normal course of business operations and through active hedging activities by means of both, on-balance sheet and off-balance sheet transactions (i.e. derivative instruments) to achieve targeted risk levels.
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
The Company measures interest rate risk and has specific targets for various market rate scenarios. General assumptions for the measurement of interest income sensitivity are: (i) rate shifts are parallel and instantaneous throughout all benchmark yield curves and rate indexes; (ii) behavioral assumptions are driven by simulated market rates under each scenario (i.e. prepayments, repricing of certain liabilities); (iii) static balance sheet assumed with cash flows reinvested at forecasted market rates (i.e. forward curve, static spreads) in similar instruments. For net interest income the Company monitors exposures and has established limits for time horizons ranging from one up to three years, although for risk management purposes earning exposures are forecasted for longer time horizons.
The tables below show the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of June 30, 2010 and December 31, 2009.

	Market Value	Net Interest
As of June 30, 2010	Of Equity Risk	Income Risk(1)
+ 100 BPS	(5.0)%	0.5%
- 100 BPS	3.5%	(2.8)%

	Market Value	Net Interest
As of December 31, 2009	of Equity Risk	Income Risk(1)
+ 100 BPS	(9.4)%	(3.4)%
- 100 BPS	(2.4)%	(0.4)%

(1)	Based on 12-month forward change in net interest income.
The net interest income (“NII”) sensitivity measure to a one hundred (100) basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (3.40)% to 0.5% when comparing June 30, 2010 to December 31, 2009. The effect is driven by the continued efforts targeted to reduce maturity/repricing mismatches by extending the maturity in certain wholesale liabilities and the growth experienced in floating rate assets as it relates to syndicated lending activities.
As of June 30, 2010 the market value of equity (“MVE”) showed lower sensitivity to rising interest rates when compared to December 31, 2009. MVE sensitivity to an increase of one hundred (100) basis points in market rates changed from (9.4)% to 5.0%. The Company has been actively managing the balance sheet to maintain the interest rate risk measures in line with targets mainly by the use of on-balance sheet strategies. The sale of certain investment securities, the capital raise, outweighing of longer term funding and the investment of excess liquidity in securities with short duration and limited extension have all contributed to reducing MVE sensitivity to a parallel and instantaneous increase of one hundred (100) basis points.

The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of June 30, 2010 and December 31, 2009.

(In thousands)	June 30, 2010	December 31, 2009
	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	for Sale Securities	for Sale Securities
+200	$(59,735)	$(164,043)
+100	28,516	(71,675)
Base	—	—
-100	48,324	51,165
-200	58,343	103,334
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at June 30, 2010.
Table Q
Interest Rate Caps

(Dollars in thousands)
Notional	Maturity	Entitled Payment	Premium	Fair
Amount	Date	Conditions	Paid	Value
$25,000	September, 2010	1-month LIBOR over 5.00%	$205	$—
15,000	September, 2011	1-month LIBOR over 5.50%	134	—
15,000	September, 2012	1-month LIBOR over 6.00%	143	2
35,000	October, 2010	1-month LIBOR over 5.00%	199	—
15,000	October, 2011	1-month LIBOR over 5.00%	172	—
15,000	October, 2012	1-month LIBOR over 5.50%	182	6
50,000	November, 2012	1-month LIBOR over 6.50%	228	10
50,000	November, 2012	1-month LIBOR over 5.50%	545	21
50,000	November, 2012	1-month LIBOR over 6.00%	350	14

$270,000			$2,158	$53

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at June 30, 2010.

Table R
Interest Rate Swaps

(Dollars in thousands)
Notional	Maturity	Pay	Receive	Fair
Amount	Date	Fixed Rate	Floating Rate	Value
Cash Flow Hedge
$200,000	July, 2010	3.00%	3-month LIBOR minus 0.04%	$(1,415)
8,000	September, 2010	4.62%	1-month LIBOR plus 0.02%	(84)
3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	(153)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(104)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(307)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(423)
15,000	November, 2010	4.42%	1-month LIBOR	(249)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(825)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(3,951)

$305,000				$(7,511)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $405.0 million and $480.0 million as of June 30, 2010 and December 31, 2009, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk. The decrease in the notional amount of freestanding derivatives with respect to December 31, 2009 was due mainly to the rebalancing of economic hedges related to manage risks associated to servicing assets and secondary marketing activities.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $305.0 million as of both June 30, 2010 and December 31, 2009. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at June 30, 2010 and December 31, 2009, respectively, and their different designations.
Table S
Derivatives Positions

	June 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Cash Flow Hedges
Interest rate swaps	$305,000	$(7,511)	$305,000	$(10,691)
Other Derivatives
Interest rate caps	270,000	53	270,000	777
Forward contracts	135,000	2,781	210,000	(1,572)

	405,000	2,834	480,000	(795)

	$710,000	$(4,677)	$785,000	$(11,486)

The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
Table T Fair Value Reconciliation

Six Month
Period Ended
(In thousands)	June 30, 2010
Fair value of contracts outstanding at the beginning of the period	$(795)
Changes in fair values during the period	3,629

Fair value of contracts outstanding at the end of the period	$2,834

Table U Sources of Fair Value

	Payment Due by Period
	Maturity			Maturity
(In thousands)	less than	Maturity	Maturity	in excess	Total Fair
As of June 30, 2010	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$2,781	$—	$—	$—	$2,781
Prices provided by internal sources	—	53	—	—	53

	$2,781	$53	$—	$—	$2,834

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.

The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and monitors market on pledged collateral to minimize credit exposure. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.

Table V Derivative Counterparty Credit Exposure

	June 30, 2010
						Weighted Average
(Dollars in thousands)	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$51	$—	$51	1.95
A+	1	360,000	2	(7,511)	(7,509)	0.63
A	2	135,000	3,111	(330)	2,781	0.05

Total Derivatives	4	$710,000	$3,164	$(7,841)	$(4,677)	0.92

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

	December 31, 2009
						Weighted Average
(Dollars in thousands)	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$719	$—	$719	2.45
A+	1	360,000	58	(10,691)	(10,633)	1.12
A	2	210,000	553	(2,125)	(1,572)	0.11

Subtotal	4	$785,000	$1,330	$(12,816)	$(11,486)	1.21

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
Credit Risk

Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities please refer to Note 7 of the accompanying financial statements.

Loans receivable are loans that Doral Financial holds for investment and, therefore, the Company is at risk for the term of the loans. Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosures rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses.

With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. For residential mortgage loans that are retained as a loan investment, Doral retains the credit risk from the time the loan is originated until the loan is paid. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payments defaults.

The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the quarter and the six month periods ended June 30, 2010 amounted to $6.7 million and $14.0 million, respectively, and resulted in a loss of $0.9 million and $1.3 million for the corresponding periods. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.

With respect to residential mortgages, the Company has developed collection and loss mitigation strategies to manage credit risk. The Company engages in the restructuring and/or modifications of the residential mortgage debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the ASC 310-40, Receivables- Troubled Debt Restructuring by Creditors and ASC 470-60, Debt-Troubled Debt

Restructuring by Debtors. Such restructures are identified as TDRs and accounted for based on the provisions ASC 310-10-35, Receivables-Measurement of Loan Impairment.

The Company has developed several different restructuring plans with the purpose of aiding borrowers with delinquent mortgage loans in returning to financial stability. Under the plans, certain economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance under revised payment terms for a reasonable period.

Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the residential housing construction sector has decreased from $276.2 million as of December 31, 2009, to $218.7 million as of June 30, 2010. Management expects that the amount of construction loans will continue to decrease in future years.

The first half of 2010 reflected lower delinquency in the construction and land portfolio compared to December 2009 due to charge offs of certain loans that were reclassified to held for sale in June 2010. The overall sentiment of the housing development industry in Puerto Rico continues unchanged since the last quarter reflecting a negative outlook. The Company expects that absorption will continue to be at low levels due to the current economic environment.

During the second quarter of 2010 the commercial real estate portfolio experienced an increase in late stage delinquency mainly attributed to adverse performance of the small commercial portfolio related to the continued recessionary conditions in Puerto Rico. Management has taken certain actions to mitigate the risk in the portfolio, including advisory services of third party providers in order to work-out delinquent loans and prevent performing loans from becoming delinquent.

Doral Financial mitigates loan defaults on its construction, land, commercial real estate, and commercial and industrial portfolios through its Loan Workout function. The function’s main responsibility is to minimize losses upon default of relatively large credit relationships. The group utilizes relationship officers, collection specialists, attorneys and has contracted with third party service providers to supplement its internal resources. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

The following table summarizes information regarding the Company’s outstanding TDRs for the periods indicated and the amount of such loans that are 90 days or more delinquent after they were restructured.
Table W

	June 30, 2010		December 31, 2009
		90 days and over		90 days and over
(In thousands)	TDRs	delinquency	TDRs	delinquency
Consumer
Residential mortgage	$509,678	$126,369	$428,746	$89,551
FHA/VA guaranteed residential mortgage	2,404	873	556	220
Personal	1,574	181	1,301	—

Total consumer	513,656	127,423	430,603	89,771

Commercial
Commercial real estate	$57,481	25,106	51,194	15,078
Commercial and industrial	5,471	—	2,482	—
Construction	76,875	66,022	108,776	97,737
Land secured	28,294	1,311	1,119	579

Total commercial	168,121	92,439	163,571	113,394

Total TDRs	$681,777	$219,862	$594,174	$203,165

Non-performing Loans
Non-performing assets consist of loans on non-accrual basis, other real estate owned and other non-performing assets. Doral discontinues interest income recognition and considers financial assets non-performing when they are 90 days or more past due, except for revolving lines of credit and credit cards which are considered non-performing when they are 180 days or more past due, and FHA and VA loans which are considered non-performing when they are 300 days past due. In addition, any financial asset for which management estimates it will not collect contractual principal or interest is considered non-performing when such judgment is made. When income recognition is discontinued for a loan, all accrued but unpaid interest to date is reversed against current period income. Such interest, if collected in the future, is credited to income in the period of the recovery, and the loan returns to accrual status when it becomes current and/or collectibility is reasonably assured. The Company places in non-accrual status all residential construction loans classified as substandard whose sole source of payment is interest reserves funded by Doral Financial. For the quarter and six month period ended June 30, 2010, Doral Financial would have recognized $14.7 million and $29.1 million, respectively, compared to $12.0 million and $25.3 million for the corresponding 2009 periods, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount includes interest reversal on loans placed on non-accrual status during the period.

The following table sets forth information with respect to Doral Financial’s non-accrual loans, OREO and other NPAs as of the dates indicated:
Table X

	June 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA(1)
Residential mortgage	$402,560	$416	$402,976	$397,596	$102	$397,698
Personal	553	—	553	—	—	—
Revolving lines of credit	15	—	15	519	—	519
Lease financing receivables	471	—	471	1,091	—	1,091
Other consumer	23	—	23	—	—	—

Total non-performing consumer, excluding FHA/VA	403,622	416	404,038	399,206	102	399,308

Non-performing commercial
Commercial real estate	169,243	—	169,243	130,811	—	130,811
Construction	164,061	3,910	167,971	251,971	21,610	273,581
Land secured	87,127	—	87,127	33,373	—	33,373
Commercial and industrial	3,343	—	3,343	933	—	933

Total non-performing commercial	423,774	3,910	427,684	417,088	21,610	438,698

Total non-performing loans, excluding FHA/VA	$827,396	$4,326	$831,722	$816,294	$21,712	$838,006

OREO and repossessed units
Residential mortgage	$71,622	$—	$71,622	$76,461	$—	$76,461
Commercial	14,336	—	14,336	14,283	—	14,283
Land secured	10,821	—	10,821	1,597	—	1,597
Construction	5,748	650	6,398	1,128	750	1,878
Other	66	—	66	101	—	101

Total OREO and repossessed units	$102,593	$650	$103,243	$93,570	$750	$94,320

Non-performing FHA/VA guaranteed residential(1)(2)(3)	$112,523	$—	$112,523	$10,273	$—	$10,273
Other non-performing assets	2,628	—	2,628	—	—	—

Total non-performing assets (4)	$1,045,140	$4,976	$1,050,116	$920,137	$22,462	$942,599

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)			18.26%			16.65%

Total NPAs as a percentage of consolidated total assets			11.18%			9.21%

Total non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			15.37%			15.55%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period(4)			17.56%			16.81%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.

(2)	Does not include approximately $122.7 million and $128.6 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of June 30, 2010 and December 31, 2009, respectively.

(3)	In November 2009, the Company evaluated its non-performing assets policy and placed in accrual status all FHA loans until 300 days delinquent because the principal balance of these loans is insured or guaranteed under applicable FHA program and interest is, in most cases, fully recovered in foreclosures proceedings. As a result of the change in policy, total non-performing FHA guaranteed residential mortgage loans exclude $55.8 million and $105.5 million of FHA loans as of June 30, 2010 and December 31, 2009, respectively, that were 90 days or more past due.

(4)	Excludes FHA and VA claims amounting to $16.6 million and $15.6 million as of June 30, 2010 and December 31, 2009, respectively.

The following table provides the NPL activity for the periods indicated:

Table Y	Quarters Ended		Six Month Periods
	June 30,		Ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$872,168	$804,437	$838,006	$712,403
Additions	137,457	48,666	197,749	234,410
Repurchases	6,672	5,559	11,074	9,920
Remediated / cure	(122,740)	(40,348)	(113,869)	(121,916)
Foreclosed	(35,071)	(16,194)	(48,663)	(25,340)
Write-downs	(51,794)	(4,905)	(52,575)	(12,232)

Balance at end of period	$831,722	$797,245	$831,722	$797,245

Non-performing assets increased by $107.5 million, or 11.4%, during the first half of 2010, caused by an increase in total non-performing consumer loans, excluding FHA/VA, of $4.7 million, a decrease of $11.0 million in total commercial loans, an increase of $102.3 million in non-performing FHA/VA guaranteed residential loans, an increase of $8.9 million in OREO and repossessed units and $2.6 million in other non-performing assets. Of the total non-performing consumer loans, non-performing residential mortgage loans, excluding FHA insured loans, have remained relatively flat, increasing approximately $5.3 million since December 31, 2009. During the second quarter and six month period ended June 30, 2010, Doral repurchased $6.7 million and $14.0 million, respectively, of delinquent loans pursuant to its recourse obligations.
The $11.0 million decrease in total commercial non-performing loans during the first half of 2010, resulted from a decrease of $51.9 million in non-performing construction loans and land loans, partially offset by an increase in non-performing commercial real estate loans of $38.4 million and in non-performing commercial and industrial loans of $2.4 million. The decrease in non-performing construction and land loans was due to a $24.2 million charge-off on the transfer of construction loans to held for sale, a $15.1 million charge-off on the transfer to OREO of foreclosed properties (which included $11.7 million of properties expected to be sold in July 2010), and the transfer of approximately $14.2 million to OREO on six properties foreclosed. The increase in non-performing commercial real estate loans was due to deterioration in the performance of small commercial real estate loans.
On July 29, 2010, the Company entered into an agreement to sell Puerto Rican residential construction loans and foreclosed residential construction properties with unpaid principal balance or book values totaling approximately $137.8 million to a third party. In exchange for the assets the Company received $5.1 million in cash and a note receivable of $96.9 million. The acquiring entity is a variable interest entity created to acquire the loan and real estate assets. The entity is capitalized with (1) a cash contribution of $5.1 million, (2) an ownership interest in an entity that owns 100% of six Puerto Rican strip shopping malls located in suburban areas of San Juan, Puerto Rico with an estimated fair value of $10.7 million, and (3) a commitment from the entity owning the malls to contribute an aggregate $7.0 million in cash in future periods specified in the credit agreement. The acquiring entity is a variable interest entity, the primary decision maker and primary beneficiary of which is a third party.
The Company is in the process of evaluating whether it will not consolidate the variable interest entity acquiring the properties, and that the transaction will be accounted for as a sale. Assuming the transaction is a sale of both the financial assets and real estate, the Company will report a $96.9 million performing loan, the amount of the note, and non-performing assets will decrease by $67.9 million, the amount of non-performing loans and real estate owned assets included in the transferred assets.
The $102.3 million increase in non-performing FHA/VA guaranteed residential loans resulted from Doral’s decision to repurchase a total of $65.0 million of FHA insured loans from GNMA securitizations as the non-performance of Doral originated loans exceeded certain GNMA standards, of which approximately $59.6 million were non-performing, in addition to December repurchases which rolled into non-performing loans during 2010 of approximately $48.1 million. These loans, while non-performing, retain their FHA insurance and present little credit loss potential to Doral.

The $8.9 million increase in OREO and repossessed units resulted from increases of $4.5 million and $9.2 million in construction and land OREOs, respectively, as the Company foreclosed on a significant residential development in the second quarter of 2010, partially offset by a $4.8 million decrease in residential OREOs. The decrease in residential OREOs is due to a $17.0 million provision for OREO losses in the second quarter of 2010 as Doral undertook efforts to ensure it is properly positioned to sell the residential OREO’s and is looking at alternatives to accelerate its OREO dispositions.
As of June 30, 2010, Doral reported a total of $403.0 million of non-performing residential loans excluding FHA/VA guaranteed loans, 10.6% of total residential loans (excluding FHA/VA guaranteed loans) and 48.5% of total non-performing loans.
79.6% of Doral’s non-performing non-government guaranteed residential mortgages were originated in 2006 or prior years. Beginning in 2007, Doral has progressively tightened its underwriting standards, though performance has still been adversely affected by the Puerto Rican economy.
Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans. There has been significantly less fade in residential real estate values in homes under $250,000, the price point for the preponderance of Doral’s residential mortgage loan portfolio. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value (“LTV”) and whether they are covered by mortgage insurance. LTV ratios are calculated based on current unpaid balances and original property values.
     Table Z
     Composition of Mortgage Non-Performing Assets
      June 30, 2010

Collateral Type	Loan To Value	Distribution
FHA/VA loans		21.9%
Loans with private mortgage insurance		5.7%
Loans with no mortgage insurance	< 60%	12.5%
	61-80%	33.7%
	81-90%	12.7%
	Over 91%	13.5%

Total loans		100.0%

Actual loan-to-value ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans.
A significant portion of Doral’s restructured residential mortgage loans were current or paid-off as of June 30, 2010, as illustrated by the table of restructured loans that are non-performing at June 30, 2010 by year of restructure:

		90 days and over	Percentage of amount
Year	Amount	delinquency at	past due restructured
restructured	restructured	June 30, 2010	in year
2007	$5,647	$1,230	21.8%
2008	83,147	32,997	39.7%
2009	275,267	70,891	25.8%
2010	148,021	22,124	14.9%

	$512,082	$127,242	24.8%

Doral’s construction (including land) loan portfolio has also experienced a high level of non-performing loans reporting non-performing loans of $255.1 million as of June 30, 2010, or 30.7% (98.5% of which are in Puerto Rico), of total non-performing loans. As of June 30, 2010 and December 31, 2009, 53.3% and 55.5%, respectively, of the loans within the construction and land portfolios were considered non-performing loans. The construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers. Because of the lower level of economic activity, absent specific government programs to stimulate sales, absorption of new units is lower.
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
During 2009 and the first half of 2010, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico. Commitments to fund new construction loans in New York amounted to $23.3 million and $41.1 million for the quarter and six month period ended June 30, 2010, compared to $45.6 million and $74.3 million for the corresponding 2009 period.
The following table presents further information on the Company’s construction portfolio.
Table AA

	June 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans(1)	$218,279	$402	$218,681	$275,751	$404	$276,155
Multi-family, condominium and commercial construction loans	—	103,813	103,813	72,681	103,550	176,231
Total undisbursed funds under existing commitments(1) (2)	17,277	11,332	28,609	17,677	13,202	30,879
Total non-performing(1)	164,061	3,910	167,971	251,971	21,610	273,581
Net charge offs(1)	38,408	991	39,399	17,754	—	17,754
Allowance for loan losses(1)	15,808	1,042	16,850	42,986	1,640	44,626
Non-performing construction to total construction loans	75.16%	3.75%	52.09%	72.32%	20.79%	60.48%
Net charge-offs on an annualized basis to total construction loans	35.48%	1.92%	24.64%	10.28%	—	7.91%

(1)	Excludes land loans.

(2)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.
Doral entered into an agreement to sell certain construction loans and OREO on July 29, 2010. The loans were transferred from loans held for investment to loans held for sale at the estimated fair value of the consideration received (cash and a note receivable) as of June 30, 2010 as management’s intent to hold the assets for investment purposes had changed to an intent to sell the assets. The assets are reported in the loan, non-performing asset and OREO tables at their estimated June 30, 2010 fair value.
The following table sets forth information with respect to Doral Financial’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.
Table BB

	June 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing
Residential mortgage(1)	$1,201	$610	$1,811	$—	$—	$—
Credit cards(2)	1,349	—	1,349	1,231	—	1,231
Other consumer(3)	1,306	—	1,306	906	—	906

Total consumer loans past due 90 days and still accruing	3,856	610	4,466	2,137	—	2,137

Commercial loans past due 90 days and still accruing
Commercial and industrial	1,234	—	1,234	1,245	—	1,245

Total loans past due 90 days and still accruing	$5,090	$610	$5,700	$3,382	$—	$3,382

(1)	Excludes $55.8 million and $105.5 million, FHA/VA guaranteed residential mortgages past due 90 days and still accruing, as of June 30, 2010 and December 31, 2009, respectively.

(2)	Credit cards until 180 days delinquent.

(3)	Revolving lines of credit until 180 days delinquent.
Detailed below is information to loans 30 to 89 days past due as of the periods indicated. This table excludes GNMA defaulted loans 30 to 89 days past due (for which the Company has the option, but not an obligation, to buy back from the pools serviced) and FHA/VA guaranteed loans.
Table CC

(In thousands)	June 30, 2010	December 31, 2009
Past-due 30-89 days consumer
Residential mortgage(1)	$108,428	$87,900
Other consumer	2,322	2,859

Total past-due consumer	110,750	90,759

Past-due 30-89 days commercial
Commercial real estate	21,443	31,132
Land	295	11,745
Construction	14,415	636
Commercial and industrial	1,301	625

Total past-due commercial	37,454	44,138

Total past-due loans	$148,204	$134,897

(1)	Excludes $9.3 million and $7.4 million of FHA/VA guaranteed loans.
Regulatory guidance regarding days past due followed by many banks provides that the number of days past due may be based upon the number of payments missed. According to this regulatory guidance, monthly pay loans are reported as 30 days past due when the borrower has missed two payments. Doral follows the regulatory guidance in its reporting, except that it more conservatively reports loans 90 days past due based upon the contractual number of days past due.
Other Real Estate Owned
Doral Financial believes that the value of the OREO reflected in its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ sales price, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. A loss is recognized for any initial write down to fair value less cost to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.
The following table provides the balances and activity of other real estate held for sale for the periods indicated:

(In thousands)	June 30, 2010	December 31, 2009
Residential	$71,622	$76,461
Commercial	14,336	14,283
Land	10,821	1,597
Construction	6,398	1,878

Balance at end of period	$103,177	$94,219

	Quarters Ended		Six Month Periods
	June 30,		Ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$100,345	$70,208	$94,219	$61,340
Additions	37,368	28,500	56,090	48,662
Sales	(6,161)	(13,432)	(13,139)	(21,313)
Retirement	(1,735)	283	(4,124)	(2,301)
Lower of cost or market adjustments	(26,640)	(1,595)	(29,869)	(2,424)

Balance at end of period	$103,177	$83,964	$103,177	$83,964

OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. In addition, OREO sales slowed in the second quarter of 2010 compared to 2009 due to difficulties in driving sales volume in the recessionary Puerto Rico economy.
During the six month period ended June 30, 2010, the Company sold 135 OREO properties, representing $14.3 million in unpaid balance. Total proceeds amounted to $12.2 million, representing the recovery of 85.4% and 100.1% of unpaid principal balance and book value, respectively. For the six month period ended June 30, 2009, the Company sold 254 OREO properties, representing $20.9 million in unpaid principal balance. Total proceeds amounted to $18.5 million, representing the recovery of 88.6% and 96.5% of unpaid principal balance and book value, respectively. Gains and losses on sales of OREO are recognized in other expenses in the Company’s Consolidated Statements of Operations.
Retirements represent properties charged-off due to length of time they remained in portfolio. Generally the Company does not maintain properties for periods in excess of five years for accounting purposes.
Allowance for Loan and Lease Losses (“ALLL”)
Doral estimates and records its ALLL on a monthly basis. For all performing loans and non-performing small balance homogeneous loans (including residential mortgages, consumer, construction, commercial real estate and commercial under $1.0 million; and performing construction, commercial real estate and commercial greater than $1.0 million) the ALLL is estimated based upon estimated probability of default and loss given default by shared product characteristics using Doral Financial’s historical experience. For larger construction, commercial real estate and commercial loans (loan balance greater than $1.0 million) that are 90 or more days past due or are other otherwise considered to be impaired, management estimates the related ALLL based upon an analysis of each individual loans’ characteristics. The ALLL estimate methodologies are described more fully in the following paragraphs.
Residential mortgage. The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. Recent roll rates show that the proportion of loans rolling into subsequent buckets has been following an increasing trend throughout the year. For purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should only use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend than those in older periods. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity of loss is calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 33% depending on the different loan types and loan-to-value ratios, and up to 75% for second mortgages.

Construction, commercial real estate, commercial and industrial and land. The ALLL for performing construction, commercial real estate, commercial and industrial and land is estimated considering the probability of the loan defaulting in the next twelve months and the estimated loss incurred in the event of default. The probability of a loan defaulting is based upon Doral Financial’s experience in its current portfolio. The loss incurred upon default is based upon Doral’s actual experience in resolving defaulted loans.
Construction, commercial real estate, commercial and industrial and land loans with principal balances greater than $1.0 million that are not performing, or when management estimates it may not collect all contractual principal and interest, are considered impaired and are measured for impairment individually.
The Company evaluates impaired loans and estimates the valuation allowance based on ASC 310-10-35, (SFAS No. 114). Commercial and construction loans over $1.0 million that are classified more than 90 days past due, or when management is concerned about the collection of all contractual amounts due, are evaluated individually for impairment. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.
The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, accounting guidance requires the measurement of impairment be based on the fair value of the collateral. Since current appraisals were not available on all properties at quarter end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market.
Consumer. The ALLL for consumer loans is estimated based upon the probability of default and loss given default using Doral Financial’s historical experience. The ALLL is supplemented by Doral’s policy to charge-off all amounts in excess of the collateral value when the loan principal or interest is 120 days or more days past due.
The following tables summarize Doral Financial’s provisions, charge-offs and recoveries for the ALLL for the indicated periods and provides allocation of the ALLL to the various Doral loan products.

	Quarter ended June 30, 2010					Six month period ended June 30, 2010
	Beginning				Ending	Beginning				Ending
(In thousands)	Balance	Provision	Charge-offs	Recoveries	Balance	Balance	Provision	Charge-offs	Recoveries	Balance
Residential mortgage	$53,708	$18,769	$(14,497)	$—	$57,980	$51,814	$25,378	$(19,212)	$—	$57,980
Construction	39,854	16,485	(39,489)	—	16,850	44,626	11,623	(39,521)	122	16,850
Commercial real estate	24,745	4,771	(430)	—	29,086	21,883	7,839	(686)	50	29,086
Land	17,379	1,220	—	—	18,599	9,832	8,767	—	—	18,599
Commercial and industrial	4,032	1,728	(978)	43	4,825	4,281	1,654	(1,176)	66	4,825
Other	7,763	1,644	(2,106)	272	7,573	8,338	3,277	(4,555)	513	7,573

	$147,481	$44,617	$(57,500)	$315	$134,913	$140,774	$58,538	$(65,150)	$751	$134,913

Allowance for loan and lease losses as a percentage of loans receivable outstanding, at the end of period					2.44%					2.44%
Provision for loan losses to net charge-offs					78.02%					90.90%
Net charge-offs to average loans receivable outstanding					1.03%					1.16%
Allowance for loan and lease losses to net charge-offs on an annualized basis					58.82%					103.89%

	Quarter ended June 30, 2009					Six month period ended June 30, 2009
	Beginning				Ending	Beginning				Ending
(In thousands)	Balance	Provision	Charge-offs	Recoveries	Balance	Balance	Provision	Charge-offs	Recoveries	Balance
Residential mortgage	$36,389	$7,523	$(1,186)	$2	$42,728	$33,026	$11,919	$(2,219)	$2	$42,728
Construction	49,568	2,697	(1,608)	—	50,657	45,159	11,052	(5,554)	—	50,657
Commercial real estate	31,148	(3,156)	(1)	9	28,000	27,076	2,933	(2,035)	26	28,000
Land	13,880	(690)	—	—	13,190	13,193	(3)	—	—	13,190
Commercial and industrial	3,745	1,540	(2,130)	6	3,161	4,290	2,825	(3,967)	13	3,161
Other	9,170	2,219	(2,522)	166	9,033	9,276	5,032	(5,642)	367	9,033

	$143,900	$10,133	$(7,447)	$183	$146,769	$132,020	$33,758	$(19,417)	$408	$146,769

Allowance for loan and lease losses as a percentage of loans receivable outstanding, at the end of period					2.77%					2.77%
Provision for loan losses to net charge-offs					139.50%					177.59%
Net charge-offs to average loans receivable outstanding					0.14%					0.36%
Allowance for loan and lease losses to net charge-offs on an annualized basis					503.73%					382.87%
As of June 30, 2010, the Company’s allowance for loan and lease losses was $134.9 million, a decrease of $5.9 million from $140.8 million as of December 31, 2009. The allowance for loan and lease losses was 2.44% of period-end loans receivable at June 30, 2010, compared with 2.55% at December 31, 2009.
The provision for loan and lease losses increased $24.7 million to $58.5 million for the six month period ended June 30, 2010, from $33.8 million for the corresponding 2009 period. In 2010, the provisions for residential mortgage, commercial real estate and land loans increased by $13.5 million, $4.9 million and $8.8 million, respectively. These increases were partially offset by decreases in the provisions for commercial and industrial, consumer and lease financing. The increases in the provision were largely driven by higher delinquencies, properties in foreclosure and the continued deterioration in the Puerto Rico economy.
Mortgage lending is the Company’s principal line of business and has historically reflected significant recoveries and low levels of losses. Nevertheless, due to current economic conditions in Puerto Rico, and increases in non-performing loans and loss severities in this portfolio, the Company increased its allowance during 2010. Non-performing residential mortgage loans excluding FHA insured loans increased $5.3 million, or 1.3%, and the related allowance for loan and lease losses increased $6.2 million or 11.9% during the first half of 2010 compared with December 31, 2009. In 2010, charge-offs of residential mortgage loans were driven by the implementation of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans that are over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loans and lease losses.
Construction loans decreased for the quarter and six months ended June 30, 2010, due to the reclassification of approximately $133.0 million of construction loans from loans held for investment to loans held for sale as management changed its expectation from holding certain loans, to selling certain loans and similar real estate owned property. There was also a reclassification of certain loans to the land secured portfolio, and charge-offs of $26.9 million and $26.8 million for the quarter and six months ended June 30, 2010, (excluding approximately $12.6 million LOCOM adjustment on the portfolio reclassified to held for sale). Construction NPLs decreased as a result of the reclassification of loans to available for sale and to the land loan categories. The ALLL decreased due to charge-offs of previously reserved loans driven by confirmed losses in certain projects, as well as the impact of the transfer of loans to held for sale, and reclassification of loans to the land loan portfolio. The ALLL for construction loans as of June 30, 2010 is to cover the remaining loans in the portfolio of construction loans receivable.
The commercial real estate loan portfolio decreased during 2010 since the Company is not actively lending in this line of business. Commercial real estate non-performing loans increased $38.4 million in 2010 as a result of the deterioration in economic conditions in Puerto Rico. The allowance for loan and lease losses for this portfolio increased $7.2 million during 2010 due to the increase in non-performing loans.

In total, for the six month period ended June 30, 2010, the balance of non-performing loans outstanding decreased $6.3 million primarily due to the $51.9 million reduction in non-performing construction and land loans, partially offset by increases in non-performing commercial real estate loans of $38.4 million and residential mortgage loans of $5.3 million. The decrease in non-performing construction and land loans was primarily due to charge-offs of $35.7 million related to the reclassification of part of the loan portfolio to loans held for sale at lower of cost or market and the transfer of approximately $14.2 million to OREO on six properties foreclosed. The increase in non-performing commercial real estate loans was due to deterioration in the performance of small commercial real estate loans and loan collateral values. The increase in non-performing residential loans was due to continued deterioration in the Puerto Rico economy, partially offset by partial charge-offs.
Net charge-offs for the quarter ended June 30, 2010 of $57.2 million were $49.9 million higher than net charge-offs for the comparable 2009 period of $7.3 million. Higher charge-offs in 2010 were the result of confirmed losses in the construction and commercial portfolios, charge-offs on reclassification of certain construction loans to the held for sale portfolio and changes in the Company’s residential loan charge-off policy.
Generally, the percentage of the allowance for loan and lease losses to non-performing loans will not remain constant due to the nature of Doral Financial’s loan portfolios, which are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance, management considers such factors as default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and the degree of risk inherent in the loan portfolios. Allocated general reserves are supplemented by a macroeconomic or emerging risk reserve. This portion of the total allowance for loan and lease losses reflects management’s evaluation of conditions that are not directly reflected in the loss factors used in the determination of the allowance. The conditions evaluated in connection with the macroeconomic and emerging risk allowance include national and local economic trends, industry conditions within the portfolios, recent loan portfolio performance, loan growth, changes in underwriting criteria and the regulatory and public policy environment.
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
The following table summarizes the Company’s loans individually reviewed for impairment and the related allowance:

(In thousands)	June 30, 2010	December 31, 2009
Impaired loans with allowance	$444,125	$346,145
Impaired loans without allowance	165,517	184,601

Total impaired loans	$609,642	$530,746

Related allowance	$52,862	$48,223
Average impaired loan portfolio	$572,580	$449,741
As part of the regular loan workout cycle, the Company charges-off the portion of impaired loans that it considers a confirmed loss. Accordingly, certain loans considered impaired and loans measured for specific reserve in accordance with ASC 310-10 (SFAS No. 114) are carried at an unpaid balance that has already been reduced by charge-offs, and therefore, carry a lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. ASC 310-10 (SFAS No. 114) prohibits the allocation of general reserves for those loans for which an impairment analysis has been conducted and for which the impairment measure was zero.
Counterparty Risk
The Company has exposure to many different counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. Loans, derivatives investments, repurchase agreements, other borrowings, and receivables, among others (including the LBI transaction) expose the Company to counterparty risk. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. There can be no assurance that any such losses would not materially and adversely affect the Company’s results of operations.
The Company has procedures in place to mitigate the impact of default among its counterparties. The Company requests collateral for most credit exposures with other financial institutions and monitors these on a regular basis. Nevertheless, market volatility could impact the valuation of collateral held by the Company and result in losses.
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
Markets in the United States and elsewhere have experienced extreme volatility and disruption for approximately two years, continuing through the six month period ended June 30, 2010. The United States, Europe and Japan entered into recessions during 2008 that persisted through most of 2009, despite past and expected governmental intervention in the world’s major economies.
Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.
Puerto Rico’s economy is currently in a recession that commenced in the fourth quarter of the fiscal year than ended June 30, 2006, a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. For fiscal years 2007 and 2008, Puerto Rico’s real gross national product contracted by 1.2% and 2.8%, respectively. For fiscal year 2009, preliminary results issued by the Puerto Rico Planning Board indicate that real gross national product contracted by 3.7%. In March 2010, the Puerto Rico Planning Board announced that it was projecting that recessionary conditions would continue during fiscal year 2010 with a contraction of 3.6% in real gross national product. The Puerto Rico Planning Board is projecting an increase in real gross national product of 0.4% for fiscal year 2011.
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
Fiscal Condition. Puerto Rico is experiencing a fiscal crisis as a result of the structural imbalance between recurring government revenues and expenses. The structural imbalance was exacerbated during fiscal years 2008 and 2009, with recurring government expenses significantly higher than recurring revenues, which have declined as a result of the multi-year economic contraction mentioned above. In order to bridge the deficit resulting from the structural imbalance, the Puerto Rico government has used non-recurring solutions, such as borrowing from Government Development Bank for Puerto Rico (“GDB”) or in the bond market, and postponing the payment of various government expenses, such as payments to suppliers and utilities providers. The structural deficit for fiscal year 2009 was estimated to be $3.49 billion. The estimated deficit was projected to be less than $2.5 billion for fiscal year 2010 and approximately $1.0 billion for fiscal year 2011.
Fiscal Stabilization Plan. The Puerto Rico government administration, which commenced on January 2, 2009 and controls the Executive and Legislative branches of government, has developed and is implementing a multi-year plan designed to achieve fiscal balance and restore economic growth. The fiscal stabilization plan seeks to achieve budgetary balance on or before fiscal year 2013, while addressing expected fiscal deficits in the intervening years through the implementation of a number of initiatives, including the following: (i) a $2.0 billion operating expense reduction plan during fiscal year 2010, through government reorganization and reduction of operating expenses, including payroll as the main component of government expenditures; (ii) a combination of temporary and permanent tax increases, coupled with additional tax enforcement measures; and (iii) a bond issuance program through Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish-language acronym). Before the temporary measures expire in 2013, the administration intends to design and adopt a comprehensive reform of the tax system and a long-term economic development plan to complement the economic reconstruction and supplemental stimulus initiatives described below.
The proceeds obtained from the COFINA bond issuance program will be used to repay existing government debt (including debts with GDB), finance operating expenses of the Commonwealth for fiscal years 2009 through 2011 (and for fiscal year 2012, to the extent included in the government’s annual budget for such fiscal year), including costs related to the implementation of a workforce reduction plan, the funding of an economic stimulus plan, as described below, and for other purposes to address the fiscal imbalance while the fiscal stabilization plan is being implemented. The fiscal stabilization plan seeks to safeguard the investment grade ratings of the Commonwealth’s general obligation debt and lay the foundation for sustainable economic growth. Legislation was enacted during 2009 authorizing the implementation of all the measures in the fiscal stabilization plan.
Economic Reconstruction Plan. The current Puerto Rico government administration has also developed and is implementing a short-term economic reconstruction plan. The cornerstone of this plan is the implementation of U.S. federal and local economic stimuli. Puerto Rico will benefit from the American Recovery and Reinvestment Act of 2009 (“ARRA”) enacted by the U.S. government to provide a stimulus to the U.S. economy in the wake of the global economic downturn. Puerto Rico expects to receive approximately $6.5 billion in the aggregate from ARRA during fiscal years 2010 and 2011, which includes tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, among other measures. The administration will seek to complement the U.S. federal stimulus with additional short- and medium term supplemental stimulus measures seeking to address specific local challenges and providing investment in strategic areas. These measures include a local $500 million economic stimulus plan to supplement the federal plan. The local stimulus is composed of three main elements: (i) capital improvements; (ii) stimulus for small and medium-sized businesses; and (iii) consumer relief in the form of payments to retirees, mortgage-debt restructuring for consumers that face risk of default, and consumer stimulus for the purchase of housing. In addition, to further stimulate economic development and cope with the fiscal crisis, the administration has established a legal framework via legislation approved in June 2009, to authorize and promote the use of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets.
The administration is also developing a comprehensive long-term economic development plan aimed at improving Puerto Rico’s overall competitiveness and business environment and increasing private-sector participation in the Puerto Rico economy. As part of this plan, the administration enacted Act No. 161 in December of 2009, which overhauls the existing permitting and licensing process in Puerto Rico in order to provide for a leaner and more efficient process that is expected to foster economic development. The administration also proposes to (i) strengthen the labor market by encouraging greater labor-force participation and bringing out-of date labor laws and regulations in line with U.S. and international standards, (ii) adopt a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fossil fuels, particularly oil, through the promotion of diverse, renewable-energy technologies, and (iii) adopt a comprehensive tax reform that takes into consideration the Commonwealth’s current fiscal situation. In February 2010, the Governor named a committee to review the Commonwealth’s tax system and propose a tax reform. The committee’s report is due in September 2010 and the administration plans to file tax reform legislation during the immediately following legislative session.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)) as of June 30, 2010. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on these proceedings, refer to Note 26 to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth in Item 1A-Risk Factors of the Company’s 2009 Annual Report on Form 10-K as updated by the information appearing in Item 1A-Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and the information set forth below. These risk factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our previous filings with the Securities and Exchange Commission. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations. Please also refer to the section titled “Forward Looking Statements” on this Quarterly Report on Form 10-Q.
The recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act will affect our business
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The legislation is making significant structural reforms to the financial services industry. The legislation, among other things, is:
(i)	establishing a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, savings and other consumer financial products and services, narrows the scope of federal preemption of state consumer laws and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation;

(ii)	creating a structure to regulate systematically important financial companies, and provide regulators with the power to require such companies to sell or transfer assets and terminate activities if the regulators determine the size or the scope of the activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States;

(iii)	requiring more comprehensive regulation of the over-the-counter derivatives market, including providing for more strict capital and margin requirements, the central clearing of standardized over-the-counter derivatives, and heightened supervision of all over-the-counter derivatives dealers and major market participants;

(iv)	limiting the ability of banking entities to engage in certain proprietary trading activities and restricting their ownership of, investment in or sponsorship of hedge funds and private equity funds;

(v)	restricting the interchange fees payable on debit card transactions;

(vi)	abolishing the Office of Thrift Supervision (OTS) and transferring its functions and responsibilities regarding the supervision of federal savings banks, such as Doral Bank NY, to the Office of the Comptroller of the Currency (OCC);

(vii)	strengthening the regulatory oversight of securities and capital markets activities by the US Securities and Exchange Commission (SEC) and enhancing the safety and soundness of the securitization process, including a requirement that securitizers and originators retain a portion of the credit risk for any asset that they securitize or originate;

(viii)	permanently increasing the federal deposit insurance from $100,000 to $250,000, permitting depository institutions to pay interest on commercial checking accounts and permitting de novo interstate branching by federal and state depository institutions alike; and

(ix)	strengthening existing laws and regulations applicable to public companies governing corporate accountability, giving shareholders “say on pay” and other corporate governance rights, and imposing limitations on certain executive compensation practices.
Some of the provisions of the legislation have already become effective. Other provisions will have extended implementation periods and delayed effective dates, and will be required to be implemented through regulatory action of various federal regulatory authorities. Because many of the provisions require future regulatory actions for their implementation, the ultimate impact of the legislation on the financial services industry and on our business, are not completely known at this time.
The implementation of many of the provisions of the legislation will affect our business and are expected to add new regulatory risk and compliance burdens and costs on the financial services industry and us. The implementation of this legislation could result in loss of revenue, limit our ability to pursue certain business opportunities we might otherwise consider engaging in, impact the value of some of the assets we hold, require us to change certain of our business practices, impose additional costs on us, establish more stringent capital, liquidity and leverage ratio requirements, or otherwise adversely affect our business.
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
Puerto Rico’s economy is currently in a recession that commenced in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. For fiscal years 2007 and 2008, Puerto Rico’s real gross national product contracted by 1.2% and 2.8%, respectively. For fiscal year 2009, preliminary results issued by the Puerto Rico Planning Board indicate that real gross national product contracted by 3.7%. In March 2010, the Puerto Rico Planning Board announced that it was projecting that recessionary conditions would continue during fiscal year 2010 with a contraction of 3.6% in real gross national product. The Puerto Rico Planning Board is projecting an increase in real gross national product of 0.4% for fiscal year 2011.
The Government of Puerto Rico estimated that its structural deficit for fiscal year 2009 was approximately $3.5 billion or approximately 45% of its General Fund revenues. It is in the process of implementing various plans for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Measures that the government has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the government is the largest source of employment in Puerto Rico, these measures will have the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle. In addition, a payment or other material default by the Government of Puerto Rico or any of its agencies, public corporations or instrumentalities with respect to their municipal bond or note obligations could have a material adverse effect on our financial condition and results of operations.
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
During 2008, 2009 and 2010, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the U.S. Congress and the FDIC have instituted programs to further insure customer deposits at FDIC-member banks such as the following: (i) as a result of the Dodd-Frank Act, deposit accounts are now permanently insured up to $250,000 per customer (up from $100,000) and such increase was applied retroactively to all bank failures that occurred from January 1, 2008 to October 3, 2008 (when the Congress initially raised the FDIC insurance limit); and (ii) certain non-interest bearing transactional accounts are fully insured (unlimited coverage) until December 31, 2010. These programs and legislative actions have placed additional stress on the deposit insurance fund.
The FDIC increased the amount of the insurance assessments that we pay on our insured deposits during 2009 because market developments have led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn has led to a depletion of the insurance fund of the FDIC and a reduction of the ratio of reserves to insured deposits. In May 2009, the FDIC adopted a final rule, effective June 30, 2009, that imposed a special assessment of five cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter of 2009.
On November 12, 2009, the FDIC adopted the final rule implementing the prepayment of assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 in order to strengthen the cash position of the FDIC’s Deposit Insurance Fund. Our total prepaid assessments were $67.1 million, which according to the final rule were recorded as a prepaid expense as of December 30, 2009. The prepaid assessments will be amortized and recognized as an expense over the following three years. In addition, the FDIC adopted a three-basis point increase in assessment rates effective on January 1, 2011.
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
The consolidation of the Puerto Rico banking industry as a result of recent bank failures may adversely affect us.
In April 2010, the FDIC closed three Puerto Rico banks and sold some of their assets and liabilities to other banks in Puerto Rico. In the future, there may be additional bank failures, mergers and acquisitions in our industry. Any business combinations could significantly alter industry conditions and competition within the Puerto Rico banking industry and could have a material adverse effect on our financial condition and results of operations.
In addition, the strategies adopted by the FDIC and the three acquiring banks in connection with some of the residential, construction and commercial real estate loans acquired may adversely affect residential and commercial real estate values in Puerto Rico. This in turn may adversely affect the value of some of our residential, construction and commercial real estate loans, and our ability to sell or restructure some of our residential, construction and commercial real estate loans.
During 2010, the Company’s credit quality has continued to be affected by the sustained deterioration of the economic conditions affecting our markets, including higher unemployment levels, much lower absorption rates and further declines in property values.
The Company’s credit quality has continued to be under pressure during 2010 as a result of continued recessionary conditions in Puerto Rico and the recent slow-down in consumer activity and economic growth in the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values.

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
The Company’s management has evaluated this receivable in accordance with the guidance provided by ASC 450-10 (SFAS No. 5) and related pronouncements. Based on its analysis of the information available to it relating to the LBI receivable, the Company accrued a loss of $21.6 million during the fourth quarter of 2008 and accrued an additional loss of $10.8 million during the second quarter of 2010.
The net receivable of $10.9 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires the Company’s management to use considerable judgment and is based on the facts currently available.
Doral may need to accrue an additional loss with respect to the net LBI receivable of $10.9 million in the future. The accrual of an additional loss may have a material adverse effect on the Company’s results of operations for the period in which such additional loss is accrued.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously disclosed by the Company in Current Reports on Form 8-K it filed with the Securities and Exchange Commission on April 20, 2010, April 27, 2010 and May 3, 2010, on April 19, 2010, the Company entered into a definitive Stock Purchase Agreement with various purchasers including certain direct and indirect investors in Doral Holdings Delaware LLC, the Company’s parent company, to raise up to $600 million of new equity capital for the Company through a private placement. Shares were sold in two tranches: (i) a $180 million non-contingent tranche (the “Non-Contingent Tranche”) consisting of 180,000 shares of the Company’s Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock”), $1.00 par value and $1,000 liquidation preference per share and (ii) a $420.0 million contingent tranche consisting of approximately 13 million shares of the Company’s common stock and approximately 359,000 shares of non-voting Preferred Stock. On April 22, 2010 the Company completed the issuance of the Non-Contingent Tranche for $180 million, and as part of the non-contingent tranche, the Company issued into escrow approximately 105,000 shares of Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted acquisition.

The Company used the net proceeds from the placement of the shares in the Non-Contingent Tranche to provide additional capital to the Company to facilitate the Company (through its wholly owned subsidiary, Doral Bank) qualifying as a bidder for the acquisition of certain assets and assumption of certain liabilities of one or more banks from the FDIC, as receiver. On April 30, 2010, the Company announced that it had not been selected to acquire the assets and liabilities of any Puerto Rico bank in an FDIC-assisted transaction. As a result, pursuant to the Stock Purchase Agreement and the related escrow agreement, the 105,000 shares of Preferred Stock and the $420 million of contingent funds were released from escrow to the purchasers and the contingent tranche of securities was not issued. After giving effect to the release of the 105,000 shares of Preferred Stock from escrow, the shares of Preferred Stock issued in the capital raise had an effective sale price of $3.00 per common share equivalent.
The shares of Preferred Stock were offered and sold in private transactions and were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in compliance with an exemption from Securities Act registration provided by Section 4(2) of the Securities Act.
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

Exhibit
Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

Exhibit
Number	Description
4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 10-K filed with the Commission on March 31, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock

Exhibit
Number	Description
(Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008).

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 31, 2003).

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.7	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.8	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.9	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.10	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.11	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

Exhibit
Number	Description
10.12	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.13	Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

10.14	Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).

10.15	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.16	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.17	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.18	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.19	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)
Date: August 9, 2010	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: August 9, 2010	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President and Chief Financial Officer