Form 10-Q
period 2010-09-30
DORAL FINANCIAL CORP
filed 2010-11-15
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Common stock: 127,293,756 outstanding as of November 5, 2010.

DORAL FINANCIAL CORPORATION
INDEX PAGE

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	September 30,	December 31,
(Dollars in thousands, except for share data)	2010	2009
Assets
Cash and due from banks	$594,636	$725,277

Other interest-earning assets	262,609	95,000

Securities held for trading, at fair value	47,291	47,726
Securities available for sale, at fair value (includes $854,737 and $1,402,906 pledged as collateral at September 30, 2010 and December 31, 2009, respectively, that may be repledged)	1,510,692	2,789,177
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	83,577	126,285

Total investment securities	1,641,560	2,963,188
Loans:
Loans held for sale, at lower of cost or market	323,748	320,930
Loans receivable	5,636,621	5,516,891
Less: Unearned interest	(395)	(1,083)
Less: Allowance for loan and lease losses	(119,263)	(140,774)

Total net loans receivable	5,516,963	5,375,034

Total loans, net	5,840,711	5,695,964

Accounts receivable	37,141	60,478
Mortgage-servicing advances	43,978	19,592
Accrued interest receivable	38,972	41,866
Servicing assets, net	113,834	118,493
Premises and equipment, net	102,141	101,437
Real estate held for sale, net	101,683	94,219
Deferred tax asset (“DTA”)	104,118	131,201
Other assets	194,719	185,237

Total assets	$9,076,102	$10,231,952

Liabilities
Deposits:
Non-interest-bearing deposits	$246,261	$353,516
Other retail interest-bearing deposits	1,953,607	1,637,096
Brokered certificate of deposits	2,561,221	2,652,409

Total deposits	4,761,089	4,643,021
Securities sold under agreements to repurchase	1,326,800	2,145,262
Advances from FHLB	973,420	1,606,920
Other short-term borrowings	—	110,000
Loans payable	309,819	337,036
Notes payable	516,070	270,838
Accrued expenses and other liabilities	274,559	243,831

Total liabilities	8,161,757	9,356,908
Commitments and contingencies (Please refer to Note 25 and 26)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at September 30, 2010 (7,500,850 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2009):

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	197,388
Perpetual cumulative convertible preferred stock	203,382	218,040
Common stock, $0.01 par value; 300,000,000 shares authorized; 127,293,756 shares issued and outstanding at September 30, 2010 (97,500,000 shares authorized and 62,064,304 shares issued and outstanding at December 31, 2009)	1,273	621
Additional paid-in capital	1,218,562	1,010,661
Legal surplus	23,596	23,596
Accumulated deficit	(699,716)	(463,781)
Accumulated other comprehensive income (loss), net of income tax expense of $4,013 and a benefit of $18,328 at September 30, 2010 and December 31, 2009, respectively	18,548	(111,481)

Total stockholders’ equity	914,345	875,044

Total liabilities and stockholders’ equity	$9,076,102	$10,231,952

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands, except for share data)	2010	2009	2010	2009
Interest income:
Loans	$79,518	$78,653	$239,867	$241,486
Mortgage-backed securities (“MBS”)	16,266	30,026	58,055	84,663
Interest-only strips (“IOs”)	1,580	1,347	4,614	4,550
Investment securities	74	1,580	1,522	9,252
Other interest-earning assets	1,445	1,797	5,130	4,524

Total interest income	98,883	113,403	309,188	344,475

Interest expense:
Deposits	28,920	28,615	83,207	97,694
Securities sold under agreements to repurchase	11,372	17,770	43,134	52,483
Advances from FHLB	10,961	15,778	37,855	47,780
Other short-term borrowings	—	227	15	1,069
Notes payable	6,695	5,178	16,891	15,607
Loans payable	1,764	2,226	5,089	8,073

Total interest expense	59,712	69,794	186,191	222,706

Net interest income	39,171	43,609	122,997	121,769

Provision for loan and lease losses	19,335	4,879	77,873	38,637

Net interest income after provision for loan and lease losses	19,836	38,730	45,124	83,132

Non-interest income (loss):
Total other-than-temporary impairment (“OTTI”) losses	—	(72,930)	(46,912)	(108,169)
Portion of loss recognized in other comprehensive income (before taxes)	—	65,620	33,653	94,064

Net credit related OTTI losses	—	(7,310)	(13,259)	(14,105)

Net gain (loss) on trading activities	8,765	6,472	19,435	(6,652)
Net gain on mortgage loan sales and fees	302	2,637	4,679	7,654
Servicing income (net of mark-to-market adjustments)	8,410	11,950	13,800	23,135
Net loss on early repayment of debt	(2,641)	—	(5,662)	—
Net gain (loss) on investment securities	17,077	1,024	(93,713)	5,821
Commissions, fees and other income	9,797	12,115	32,824	31,749

Total non-interest income (loss)	41,710	26,888	(41,896)	47,602

Non-interest expenses:
Compensation and benefits	17,728	14,459	54,478	53,110
Professional services	14,010	7,252	43,222	20,770
FDIC insurance expense	4,895	5,468	15,660	13,549
Communication expenses	4,446	4,208	12,446	12,621
Occupancy expenses	4,259	3,788	12,562	10,703
EDP expenses	3,697	3,968	10,354	10,751
Depreciation and amortization	3,178	3,086	9,435	9,756
Taxes, other than payroll and income taxes	2,820	2,567	7,975	7,478
Recourse Provision	2,149	1,124	3,406	3,159
Advertising	1,978	1,806	7,549	4,678
Office expenses	1,595	1,430	3,992	4,099
Corporate Insurance	1,490	1,210	4,016	3,403
Other	7,458	5,674	17,258	15,465

	69,703	56,040	202,353	169,542

Other reserves and OREO:
Reserve on Lehman Brothers, Inc. (“LBI”) claim receivable	—	—	10,819	—
Other real estate owned (“OREO”) lower of cost or market adjustments	2,935	3,503	29,207	5,423
Loss (gain) on sales of OREO	2,905	(589)	2,966	(1,068)
OREO other related expenses	1,119	310	2,797	1,319

	6,959	3,224	45,789	5,674

Total non-interest expenses	76,662	59,264	248,142	175,216

Loss (income) before income taxes	(15,116)	6,354	(244,914)	(44,482)
Income tax expense (benefit)	3,896	(6,855)	10,912	(19,617)

Net (loss) income	$(19,012)	$13,209	$(255,826)	$(24,865)

Net (loss) income attributable to common shareholders(1)	$(21,427)	$10,000	$(235,935)	$(30,091)

Net (loss) income per common share(1)(2)	$(0.19)	$0.17	$(2.92)	$(0.54)

(1)	For the quarters and nine month periods ended September 30, 2010 and 2009, net income (loss) per common share represents the basic and diluted loss per common share, respectively, for each of the periods presented. Please refer to Note 29 for additional information regarding net income (loss) attributable to common shareholders.

(2)	For the nine month periods ended September 30, 2010 and 2009, net income (loss) per common share included $26.6 million and $9.4 million, respectively, related to the effect of the preferred stock exchange. Please refer to Note 29 for additional information.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Month Periods Ended
	September 30,
(In thousands)	2010	2009
Preferred Stock:
Balance at beginning of period	$415,428	$573,250
Preferred stock issued (mandatorily convertible)	171,000	—
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	(48,687)	(30,862)
Cumulative convertible	(14,659)	(74,747)
Mandatorily convertible	(171,000)	—

Balance at end of period	352,082	467,641

Common Stock:
Balance at beginning of period	621	538
Common stock issued/converted:
Noncumulative nonconvertible	40	14
Cumulative convertible	12	26
Mandatorily convertible	600	—

Balance at end of period	1,273	578

Additional Paid-In Capital:
Balance at beginning of period	1,010,661	849,172
Stock-based compensation recognized	792	76
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	17,010	5,697
Cumulative convertible	19,699	85,530
Mandatorily convertible	170,400	—

Balance at end of period	1,218,562	940,475

Legal Surplus	23,596	23,596

Accumulated Deficit:
Balance at beginning of period	(463,781)	(418,168)
Net loss	(255,826)	(24,865)
Dividends accrued on preferred stock	(6,694)	(6,270)
Cash dividends paid on preferred stock	—	(8,325)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	31,637	23,917
Cumulative convertible	(5,052)	(14,548)

Balance at end of period	(699,716)	(448,259)

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period	(111,481)	(123,217)
Other comprehensive income, net of deferred tax	130,029	19,306

Balance at end of period	18,548	(103,911)

Total stockholders’ equity	$914,345	$880,120

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net (loss) income	$(19,012)	$13,209	$(255,826)	$(24,865)

Other comprehensive (loss) income, before tax:

Unrealized gains on securities arising during the period	7,302	107,664	79,720	106,190
Non-credit portion of OTTI losses	—	(65,620)	(33,653)	(94,064)
Reclassification of net realized losses (gains) included in net (loss) income	(19,299)	(174)	102,873	5,590

Other comprehensive (loss) income on investment securities, before tax	(11,997)	41,870	148,940	17,716

Income tax benefit (expense) related to investment securities	1,800	(6,280)	(22,341)	(2,657)

Other comprehensive (loss) income on investment securities, net of tax	(10,197)	35,590	126,599	15,059

Other comprehensive income on cash flow hedges(1)	278	654	3,430	4,247

Other comprehensive (loss) income	(9,919)	36,244	130,029	19,306

Comprehensive (loss) income	$(28,931)	$49,453	$(125,797)	$(5,559)

Accumulated other comprehensive income (loss), net of tax

Other comprehensive income (loss) on investment securities	$26,093	$(15,974)	$26,093	$(15,974)
Other comprehensive losses on investment securities on which OTTI has been recognized	(3,351)	(78,497)	(3,351)	(78,497)

Total other comprehensive income (loss) on investment securities	22,742	(94,471)	22,742	(94,471)
Other comprehensive loss on cash flow hedge(1)	(4,194)	(9,440)	(4,194)	(9,440)

Total accumulated other comprehensive income (loss), net of tax	$18,548	$(103,911)	$18,548	$(103,911)

(1)	For the quarters and nine month periods ended September 30, 2010 and 2009, other comprehensive loss on cash flow hedges includes $1.6 million and $3.7 million related to a deferred tax asset valuation allowance.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Month Periods Ended September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(255,826)	$(24,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	792	76
Depreciation and amortization	9,435	9,756
Mark-to-market adjustment of servicing assets	9,529	2,499
Deferred tax expense (benefit)	6,200	(7,260)
Provision for loan and lease losses	77,873	38,637
Provision for claim receivable	10,819	—
Net premium amortization (discount accretion) on loans, investment securities and debt	12,991	3,304
Origination and purchases of loans held for sale	(283,366)	(346,546)
Principal repayments and sales of loans held for sale	184,591	184,280
Loss (gain) on sale of securities	87,003	(10,700)
Net OTTI losses	13,259	14,105
Net loss on early repayment of liabilities	5,662	—
Unrealized loss on trading securities	152	16,279
Purchases of securities held for trading	—	(200,042)
Principal repayment and sales of securities held for trading	255,859	701,548
Amortization and net gain in the fair value of IOs	(822)	3,099
Unrealized loss on derivative instruments	1,455	233
Increase in derivative instruments	(2,068)	—
Decrease (increase) in accounts receivable	12,518	(2,244)
Increase in mortgage servicing advances	(24,386)	(3,913)
Decrease in accrued interest receivable	2,894	834
(Increase) decrease in other assets	(144,588)	13,485
Increase (decrease) in accrued expenses and other liabilities	121,096	(19,625)

Total adjustments	356,898	397,805

Net cash provided by operating activities	101,072	372,940

Cash flows from investing activities:
Purchases of securities available for sale	(1,430,684)	(2,248,504)
Principal repayment and sales of securities available for sale	2,736,302	2,306,809
Decrease (increase) in FHLB stock	42,708	(8,347)
Originations, purchases and repurchases of loans receivable	(901,691)	(487,530)
Principal repayment of loans receivable	362,231	213,549
Proceeds from sales of servicing assets	192	159
Purchases of premises and equipment	(10,078)	(7,893)
Proceeds from sales of real estate held for sale	23,755	28,814

Net cash provided by investing activities	822,735	(202,943)

Cash flows from financing activities:
Increase (decrease) in deposits	118,068	(187,458)
(Decrease) increase in securities sold under agreements to repurchase	(824,124)	192,815
Proceeds from advances from FHLB	725,000	427,000
Repayment of advances from FHLB	(1,358,500)	(443,480)
Proceeds from other short-term borrowings	345,000	2,776,000
Repayment of other short-term borrowings	(455,000)	(2,862,600)
Repayment of secured borrowings	(27,217)	(21,312)
Proceeds from notes payable	249,817	—
Repayment of notes payable	(4,846)	(4,492)
Issuance of common stock	171,000	—
Payment associated with conversion of preferred stock	—	(4,972)
Dividends paid	—	(8,325)

Net cash used in financing activities	(1,060,802)	(136,824)

Net (decrease) increase in cash and cash equivalents	$(136,995)	$33,173
Cash and cash equivalents at beginning of period	725,277	187,517

Cash and cash equivalents at the end of period	$588,282	$220,690

Cash and cash equivalents includes:
Cash and due from banks	$588,252	$220,690
Other interest-earning assets	—	—

	$588,252	$220,690

Supplemental schedule of non-cash activities:
Loan securitizations	$249,148	$318,496

Loans foreclosed	$71,597	$67,638

Capitalization of servicing assets	$5,062	$5,220

Reclassification of loans held for investment portfolio to the held for sale portfolio	$95,648	$—

Reclassification of loans held for sale portfolio to the held for investment portfolio	$210	$—

Supplemental information for cash flows:
Cash used to pay interest	$190,677	$235,373

Cash used to pay income taxes	$2,517	$2,865

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The accompanying notes are an integral part of these financial statements.

1. Nature of Operations and Basis of Presentation
Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking (including thrift operations), mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank US”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2005. Doral Money consolidates two variable interest entities created for the purpose of entering into a collateralized loan arrangement with a third party.
On July 8, 2010, the Company, through one of its subsidiaries, Doral Money, entered into a collateralized loan obligation (“CLO”) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral CLO I, Ltd. is consolidated with the Company in these financial statements.
DLAM, LLC, is a subsidiary of Doral Money and holds the $200.0 million of subordinated notes issued by Doral CLO I, Ltd. DLAM, LLC is consolidated with the Company.
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
On December 16, 2008, Doral Investment International, LLC (“Doral Investment”) was organized to become a new subsidiary of Doral Bank PR, but is not operational.
On September 1, 2010, Doral Bank US opened its first branch in Panama City, Florida.
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
On March 12, 2010, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 97,500,000 to 300,000,000, and for the issuance of 16,500,000 shares of the Company’s common stock, in connection with the Company’s exchange of preferred stock to common stock.
Certain amounts reflected in the 2009 Consolidated Financial Statements have been reclassified to conform with the presentation for 2010.
The results of operations for the quarter and nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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
Accounting Standards Update No. 2010-18 Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-18”). In April 2010, FASB issued ASU No. 2010-18 to address diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset (Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality) should be removed from that pool upon a modification that would constitute a troubled debt restructuring. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Management does not expect any effect on the financial statements as a result of this update.
Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). This ASU requires new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-20 is effective the first fiscal quarter ending after December 15, 2010, except for certain disclosure requirements about activity that occurs during a reporting period which are effective the first fiscal quarter beginning after December 15, 2010. Management expects the additional disclosure requirements to be reflected in the financial statements to be substantial, but will not have a material impact. Certain of the new disclosures required have been incorporated in these financial statements.
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
The amendment in this ASU is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this guidance effective with the interim reporting period ending September 30, 2010 did not have a material effect on the Company’s Financial Statements.
Accounting Standard Codification (“ASC”) 810, Consolidation – In June 2009, the FASB issued ASC 810, to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement carries forward the scope of ASC 810, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in ASC 860, Transfers and Servicing.
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
Accounting Standard Update No. 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). In February 2010, the FASB issued ASU No. 2010-09, an amendment to Topic 855 Subsequent Events, to address potentially conflicting interactions of the requirements in this Topic with the SEC’s reporting requirements. This update amends Topic 855 as follows: i) an entity that either is an SEC filer or a conduit bond obligor is required to evaluate subsequent events through the date that the financial statements are issued, if the entity does not meet either of these criteria then it should evaluate subsequent events through the date the financial statements are available to be issued; ii) an SEC filer is not required to disclose the date through which subsequent events have been evaluated. All amendments in this ASU are effective upon issuance of this ASU, except for the use of the issued date for conduit debt obligors which effective date is for interim and annual periods ending after June 15, 2010. This ASU was adopted by the Company with no significant impact on the financial statements.
3. Cash and due from banks
At September 30, 2010 and December 31, 2009, the Company’s cash amounted to $594.6 million and $725.3 million, respectively.
As of September 30, 2010 and December 31, 2009, the Company’s cash balances included interest bearing balances with the Federal Reserve of $473.9 million and $658.8 million, respectively, and with the Federal Home Loan Bank of $80.0 million and $26.9 million, respectively.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $137.2 million and $153.8 million as of September 30, 2010 and December 31, 2009, respectively.
As of September 30, 2010, cash and due from banks include $6.4 million that is considered restricted cash.
4. Other Interest-Earning Assets
At September 30, 2010 and December 31, 2009, the Company’s other interest-earning assets totaled $262.6 million and $95.0 million, respectively. Other interest-earning assets includes money market investments, securities purchased under agreements to resell, cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions, among others.
As of September 30, 2010 and December 31, 2009, the total amount included as other interest-earning assets was considered restricted cash.

5. Securities Held for Trading
The following table summarizes the fair value of Doral Financial’s securities held for trading as of September 30, 2010 and December 31, 2009.

(In thousands)	September 30, 2010	December 31, 2009
Mortgage-Backed Securities	$741	$893
Variable Rate IOs	46,284	45,342
Fixed Rate IOs	261	381
Derivatives (1)	5	1,110

Total	$47,291	$47,726

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $370.0 million as of September 30, 2010 and $480.0 million as of December 31, 2009. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of September 30, 2010 and December 31, 2009 weighted-average yield, including IOs, was 13.44% and 12.02%, respectively.

6. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2010 and December 31, 2009.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of September 30, 2010

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities
GNMA
Due within one year	$49	$1	$—	$50	6.67%
Due over ten years	28,840	1,073	—	29,913	3.69%

FHLMC and FNMA
Due from one to five years	237	11	—	248	4.96%
Due from five to ten years	444,523	8,173	—	452,696	2.68%
Due over ten years	643,077	10,958	—	654,035	2.97%

CMO Government Sponsored Agencies
Due from five to ten years	25,419	51	191	25,279	3.94%
Due over ten years	327,057	11,523	—	338,580	3.59%

Non-Agency CMOs
Due over ten years	11,734	—	3,943	7,791	12.13%

Debt Securities
Other
Due over ten years	3,000	—	900	2,100	5.80%

	$1,483,936	$31,790	$5,034	$1,510,692	3.13%

As of December 31, 2009

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities
GNMA
Due from one to five years	$85	$7	$—	$92	6.67%
Due over ten years	93,586	745	61	94,270	3.65%

FHLMC and FNMA
Due from five to ten years	302	13	—	315	4.83%
Due over ten years	804,441	19,829	676	823,594	4.45%

CMO Government Sponsored Agencies
Due from five to ten years	57,584	690	175	58,099	3.73%
Due over ten years	1,424,235	12,663	6,984	1,429,914	3.48%

Non-Agency CMOs
Due over ten years	418,299	—	147,699	270,600	3.03%

Debt Securities
FHLB Notes
Due within one year	2,056	17	—	2,073	4.16%

FNMA Notes
Due within one year	46,064	85	—	46,149	0.89%

P.R. Housing Bank
Due from five to ten years	645	16	—	661	4.92%
Due over ten years	1,980	37	—	2,017	5.49%

Other
Due within one year	6,538	62	—	6,600	4.26%
Due from one to five years	47,548	388	—	47,936	5.31%
Due from five to ten years	5,000	207	—	5,207	5.50%
Due over ten years	3,000	—	1,350	1,650	5.80%

	$2,911,363	$34,759	$156,945	$2,789,177	3.68%

7. Investments in an Unrealized Loss Position
The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:
Securities Available for Sale

	As of September 30, 2010
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of		Unrealized	of		Unrealized	of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
CMOs Government Sponsored Agencies	1	$13,807	$33	1	$1,754	$158	2	$15,561	$191
Non-Agency CMOs	—	—	—	3	7,791	3,943	3	7,791	3,943
Debt Securities
Other	—	—	—	1	2,100	900	1	2,100	900

	1	$13,807	$33	5	$11,645	$5,001	6	$25,452	$5,034

Securities Available for Sale

	As of December 31, 2009
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of		Unrealized	of		Unrealized	of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Mortgage-Backed Securities
GNMA	1	$49,255	$61	—	$—	$—	1	$49,255	$61
FNMA/FHLMC	5	162,454	676	—	—	—	5	162,454	676
CMO Government Sponsored Agencies	9	403,114	7,159	—	—	—	9	403,114	7,159
Non-Agency CMOs	1	2,163	233	11	268,437	147,466	12	270,600	147,699
Debt Securities
Other	—	—	—	1	1,650	1,350	1	1,650	1,350

	16	$616,986	$8,129	12	$270,087	$148,816	28	$887,073	$156,945

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
As a result of its review of the portfolio as of September 30, 2010, the Company performed a detailed cash flow analysis to assess whether any of the securities were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.
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
Non-Agency CMOs also include P.R. Non-Agency CMOs with a market value of $7.8 million that are comprised of subordinated tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value and as a result, accounted for these investments under the guidance of ASC 325-40, Investments – Other/Beneficial Interest in Securitized Financial Assets. One security from the P.R. Non-Agency CMO portfolio with an amortized cost of $8.2 million as of September 30, 2010 reflected a minimum OTTI during the first quarter of 2010. It is possible that future loss assumptions could change and cause future OTTI charges in these securities. No OTTI was recognized on these securities during the second and third quarters of 2010.
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
As of September 30, 2010, the Company did not intend to sell the securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income.

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
The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at September 30, 2010 and 2009:

	As of			Quarter Ended			Nine Month Period Ended
	September 30, 2010			September 30, 2010			September 30, 2010
	Amortized
	Cost (after	Gross			OTTI Related	Total		OTTI Related	Total
	credit related	Unrealized		OTTI Related	to Non-Credit	Impairment	OTTI Related	to Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Fair Value	to Credit Loss	Loss	Losses	to Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$13,257	$33,653	$46,910
P.R. Non-Agency CMOs	8,166	3,417	4,749	—	—	—	2	—	2

	$8,166	$3,417	$4,749	$—	$—	$—	$13,259	$33,653	$46,912

	As of			Quarter Ended			Nine Month Period Ended
	September 30, 2009			September 30, 2009			September 30, 2009
	Amortized
	Cost (after	Gross			OTTI Related	Total		OTTI Related	Total
	credit related	Unrealized		OTTI Related	to Non-Credit	Impairment	OTTI Related	to Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Fair Value	to Credit Loss	Loss	Losses	to Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$255,926	$88,448	$167,478	$7,310	$65,620	$72,930	$12,991	$90,163	$103,154
P.R. Non-Agency CMOs	10,708	3,994	6,714	—	—	—	1,114	3,901	5,015

	$266,634	$92,442	$174,192	$7,310	$65,620	$72,930	$14,105	$94,064	$108,169

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,193	$7,715	$1,191	$920
Additions:
Credit losses for which OTTI was not previously recognized	—	5,216	—	13,995
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	—	2,094	2	110

Balance at end of period	$1,193	$15,025	$1,193	$15,025

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

8. Pledged Assets
At September 30, 2010 and December 31, 2009, certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

(In thousands)	September 30, 2010	December 31, 2009
Cash	$6,354	$—
Other interest-earning assets	262,609	95,000
Securities available for sale	1,492,983	2,498,149
Loans held for sale	126,885	143,111
Loans receivable	3,074,524	2,868,697

Total pledged assets	$4,963,355	$5,604,957

9. Loans Held for Sale and Loans Receivable
Loans held for sales consist of the following:

(In thousands)	September 30, 2010	December 31, 2009
Conventional single family residential (1)	$126,846	$137,134
FHA/VA	168,422	151,187
Commercial loans to financial institutions	15,000	17,059
Commercial real estate	13,480	15,550

Total loans held for sale (2)	$323,748	$320,930

(1)	At both, September 30, 2010 and December 31, 2009, the loans held for sale portfolio include $0.1 million related to U.S. subsidiaries’ loans.

(2)	At both, September 30, 2010 and December 31, 2009, the loans held for sale portfolio include $1.1 million of interest-only loans.
At September 30, 2010 and December 31, 2009, loans held for sale included $126.9 million and $143.1 million, respectively, pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
At September 30, 2010 and December 31, 2009, the loans held for sale portfolio includes $149.3 million and $128.6 million, respectively, of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by the Federal Housing Administration (“FHA”).
As of September 30, 2010 and December 31, 2009, the Company had a net deferred origination fee on loans held for sale amounting to approximately $0.5 million and $84,000, respectively.
Non-performing loans held for sale totaled $4.0 million and $5.6 million as of September 30, 2010 and December 31, 2009, respectively.

Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. In the normal course of business, the Bank has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans held for investment credit exposure in Puerto Rico:

	September 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$3,520,237	$105,366	$3,625,603	$3,598,995	$59,706	$3,658,701
FHA/VA guaranteed residential mortgage	224,472	—	224,472	168,569	—	168,569
Personal	17,598	—	17,598	25,164	—	25,164
Revolving lines of credit	18,718	—	18,718	22,062	—	22,062
Credit cards	18,682	—	18,682	22,725	—	22,725
Lease financing receivables	6,425	—	6,425	12,702	—	12,702
Loans on savings deposits	2,973	—	2,973	3,249	—	3,249
Other consumer	878	—	878	628	1	629

Total consumer	3,809,983	105,366	3,915,349	3,854,094	59,707	3,913,801

Commercial
Commercial real estate	639,843	58,105	697,948	684,781	54,057	738,838
Commercial and industrial	44,827	488,193	533,020	53,752	257,506	311,258
Construction and land	361,222	128,687	489,909	447,990	103,921	551,911

Total commercial	1,045,892	674,985	1,720,877	1,186,523	415,484	1,602,007

Loans receivable, gross (2)	4,855,875	780,351	5,636,226	5,040,617	475,191	5,515,808

Less:
Allowance for loan and lease losses	(115,300)	(3,963)	(119,263)	(136,878)	(3,896)	(140,774)

Loans receivable, net	$4,740,575	$776,388	$5,516,963	$4,903,739	$471,295	$5,375,034

(1)	Includes $243.8 million and $270.0 million of balloon loans, as of September 30, 2010 and December 31, 2009, respectively.

(2)	Includes $475.9 million and $388.2 million of interest-only loans, as of September 30, 2010 and December 31, 2009, respectively.
As of September 30, 2010 and December 31, 2009, loans held for investment totaling $181.7 million and $192.7 million, respectively, were pledged to secure financing agreements with local financial institutions, and for which the creditor has the right to repledge this collateral.
As of September 30, 2010 and December 31, 2009, the Company had a net deferred origination fee on loans held for investment amounting to approximately $23.9 million and $22.4 million, respectively.
The Company has not traditionally made variable interest rate residential mortgage loans, option adjustable rate mortgages, or many of the higher risk mortgage loans made by a number of U.S. mainland banks. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions.
Non-accrual and Past Due Loans and Leases
Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. Doral discontinues recognition of interest income, when a loan receivable is delinquent on principal or interest for more than 90 days, except for revolving lines of credit and credit cards (non-accrual at 180 days), mortgage loans insured by FHA/VA (non-accrual at 270 days), and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (current loan and interest balance as a percentage of current collateral value is less than 60%). When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest are current, or when the borrower has resumed making contractual principal and interest payments and there is sustained period of payment. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.
For consumer loans (primarily residential real estate), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. Doral’s loan underwriters must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product and placed on a probation period. When the loan is returned to accrual status, Doral monthly reviews the loan to ensure that payments are made during the probationary period. If a payment is not made during this probationary period the loan is immediately returned to non-accrual status. Also, if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. Consumer loans not delinquent 90 days or more that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans except the receipt of the three months in advance of the restructured is waived.
For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial and construction and land loans), the loans are underwritten by the Loan Workout function, the intent and ability of the borrower to service the debt under the revised terms scrutinized, and if approved for the troubled debt restructuring, the customer is placed on a six month probationary period during which the customer is required to make six consecutive payments before the loan is returned to accrual status. Upon receiving six consecutive months of payments, the commercial loan is returned to accrual status.
Loans receivable on which accrual of interest income had been discontinued as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$359,273	$799	$360,072	$392,797	$—	$392,797
Lease financing receivables	958	—	958	1,091	—	1,091
Other consumer (1)	442	—	442	519	—	519

Total consumer	360,673	799	361,472	394,407	—	394,407

Commercial
Commercial real estate	194,561	—	194,561	130,156	—	130,156
Construction and land	176,244	1,610	177,854	285,344	21,610	306,954
Commercial and industrial	3,098	—	3,098	933	—	933

Total commercial	373,903	1,610	375,513	416,433	21,610	438,043

Total loans receivable on which accrual of interest had been discontinued(2)(3)	$734,576	$2,409	$736,985	$810,840	$21,610	$832,450

(1)	Includes personal, revolving lines of credit and other consumer loans.

(2)	Excludes $4.0 million and $5.6 million in loans held for sale on which accrual of interest had been discontinued as of September 30, 2010 and December 31, 2009, respectively.

(3)	Excludes $124.8 million and $10.3 million of non-performing FHA/VA guaranteed loans that due to the nature of their guarantees, present little credit risk to the Company as of September 30, 2010 and December 31, 2009, respectively.

Doral’s aging of past due loan receivables as of September 30, 2010 and December 31, 2009 were as follows:
As of September 30, 2010

												Recorded
												Investment
												> 90
	30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days					Days and
	Past Due (1)		Past Due		Past Due		Past Due		Total Past Due		Total Past	Still
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	Due	Accruing
Consumer
Residential mortgage(2)	$81,486	$—	$78,180	$—	$26,518	$700	$236,180	$99	$422,364	$799	$423,163	$468
Lease financing receivables	469	—	886	—	—	—	—	—	1,355	—	1,355	—
Other consumer	1,858	—	426	—	—	—	16	—	2,300	—	2,300	2,536

Total consumer	83,813	—	79,492	—	26,518	700	236,196	99	426,019	799	426,818	3,004

Commercial
Commercial real estate	19,834	27,498	56,365	—	13,600	—	122,584	—	212,383	27,498	239,881	—
Construction and land	22,811	12,466	3,166	—	16,144	—	156,477	1,610	198,598	14,076	212,674	—
Commercial and industrial	1,072	—	504	—	894	—	1,417	—	3,887	—	3,887	525

Total commercial	43,717	39,964	60,035	—	30,638	—	280,478	1,610	414,868	41,574	456,442	525

Total non-performing loans	$127,530	$39,964	$139,527	$—	$57,156	$700	$516,674	$1,709	$840,887	$42,373	$883,260	$3,529

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.

(2)	As of September 30, 2010 excludes $124.8 million of non-performing FHA/VA guaranteed loans that due to the nature of their guarantees, present little credit risk to the Company.
As of December 31, 2009

												Recorded
												Investment
												> 90
	30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days					Days and
	Past Due (1)		Past Due		Past Due		Past Due		Total Past Due		Total Past	Still
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	Due	Accruing
Consumer
Residential mortgage(2)	$84,117	$—	$105,061	$—	$43,864	$—	$238,277	$—	$471,319	$—	$471,319	$—
Lease financing receivables	894	—	986	—	—	—	—	—	1,880	—	1,880	—
Other consumer	1,888	—	492	—	11	—	16	—	2,407	—	2,407	2,137

Total consumer	86,899	—	106,539	—	43,875	—	238,293	—	475,606	—	475,606	2,137

Commercial
Commercial real estate	29,553	—	19,015	—	21,035	—	89,164	—	158,767	—	158,767	—
Construction and land	20,230	—	1,366	—	251,571	20,000	23,905	1,610	297,072	21,610	318,682	—
Commercial and industrial	625	—	116	—	58	—	760	—	1,559	—	1,559	1,245

Total commercial	50,408	—	20,497	—	272,664	20,000	113,829	1,610	457,398	21,610	479,008	1,245

Total non-performing loans	$137,307	$—	$127,036	$—	$316,539	$20,000	$352,122	$1,610	$933,004	$21,610	$954,614	$3,382

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.

(2)	As of December 31, 2009 excludes $10.3 million of non-performing FHA/VA guaranteed loans that due to the nature of their guarantees, present little credit risk to the Company.
For the quarter and nine month period ended September 30, 2010, the Company would have recognized $16.4 million and $44.2 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.

Loan modifications and troubled debt restructurings
Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40, Receivables – Troubled Debt Restructuring by Creditors. TDRs are accounted for based on the provisions of ASC 310-10-35, Receivables-Measurement of Loan Impairment. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current or contemplated program).
Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial, land and construction loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates, extensions of maturity, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios loans through its Loan Workout function. The function’s objective is to minimize losses upon default of larger credit relationships. The group uses relationship officers, collection specialists, attorneys and third party service providers to supplement its internal resources. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing.
Residential, other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for returning a loan to performing status are met (please refer to Doral’s non-accrual policies previously described). Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status, and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and real estate owned (“REO”) costs by decreasing the number of foreclosed properties. Doral continues to consider a modified loan as a non-performing asset for purposes of estimating its allowance for loan and lease losses until the borrower has made at least six consecutive contractual payments. At such time the loan will be treated as any other performing loan for purposes of estimating the allowance for loan and lease losses.
Loan modifications that are considered troubled debt restructurings completed during the quarters and nine month periods ended September 30, 2010 and 2009 were as follows (all loan modifications related to loans to Puerto Rico residents):

	Quarters Ended September 30,
	2010			2009
		Pre-modification	Post-modification		Pre-modification	Post-modification
		recorded	recorded		recorded	recorded
(In thousands)	# contracts	investment	investment	# contracts	investment	investment
Consumer modifications
Non-FHA/VA residential	1,371	$178,372	$176,167	640	$74,797	$74,640
Other consumer	5	50	50	56	453	453

Total consumer	1,376	178,422	176,217	696	75,250	75,093

Commercial
Commercial real estate	47	$11,813	$11,715	32	$7,230	$7,222
Commercial and industrial	—	—	—	—	—	—
Construction and land	2	15,418	15,418	1	2,232	2,232

Total commercial	49	27,231	27,133	33	9,462	9,454

Total loan modifications	1,425	$205,653	$203,350	729	$84,712	$84,547

	Nine Month Periods Ended September 30,
	2010			2009
		Pre-modification	Post-modification		Pre-modification	Post-modification
		recorded	recorded		recorded	recorded
(In thousands)	# contracts	investment	investment	# contracts	investment	investment
Consumer modifications
Non FHA/VA residential	2,539	$312,233	$308,599	1,821	$207,906	$206,567
Other consumer	44	348	348	123	995	995

Total consumer	2,583	312,581	308,947	1,944	208,901	207,562

Commercial
Commercial real estate	64	$20,516	$20,389	101	$23,675	$23,655
Commercial and industrial	—	—	—	—	—	—
Construction and land	2	15,418	15,418	10	60,259	60,259

Total commercial	66	35,934	35,807	111	83,934	83,914

Total loan modifications	2,649	$348,515	$344,754	2,055	$292,835	$291,476

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.
Loan modifications considered troubled debt restructurings made during the twelve months previous to September 30, 2010 or 2009, respectively, that defaulted during the quarter and nine periods ending September 30, 2010 and 2009, respectively were as follows:

	Quarters Ended September 30,				Nine Month Periods Ended September 30,
	2010		2009		2010		2009
		Recorded		Recorded		Recorded		Recorded
(In thousands)	# contracts	investment	# contracts	investment	# contracts	investment	# contracts	investment
Consumer
Non-FHA/VA residential	343	$50,572	332	$39,078	421	$59,490	368	$42,022
Other consumer	2	23	4	94	3	33	5	100

Total consumer	345	50,595	336	39,172	424	59,523	373	42,122

Commercial
Commercial real estate	17	$3,617	23	$4,640	18	$3,799	27	$6,012
Construction and land	3	15,674	2	917	3	15,674	2	917

Total commercial	20	19,291	25	5,557	21	19,473	29	6,929

Total recidivism	365	$69,886	361	$44,729	445	$78,996	402	$49,051

For the quarter and nine month periods ended September 30, 2010, the Company would have recognized $2.7 million and $11.4 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.
As of September 30, 2010, construction TDRs include an outstanding principal balance of $31.5 million with commitments to disburse additional funds of $7.8 million.
10. Allowance for Loan and Lease Losses and Impaired Loans
Doral’s allowance for loan and lease losses (“ALLL”) is management’s estimate of credit losses inherent in the reported loan investment balance as of the financial statement date. Management estimates the ALLL separately for each product category (non-FHA/VA residential mortgage loans, other consumer, commercial real estate, construction and land, and other commercial and industrial) and geography (Puerto Rico and U.S. mainland), and combines the amounts in reaching its estimate for the full portfolio.
Management’s product category loss reserve estimate consists of one or more of the following methodologies for performing loans: (a) the reserve is estimated based upon the probability a loan will default and the collateral will be repossessed, and recognizing the loss that will be realized on the repossessed collateral, if any (mortgage loans, certain commercial real estate and small land loans), (b) historical experience of charge-offs related to the outstanding principal balance, or (c) historical experience of charge-offs as related to credit grade and outstanding principal balances (construction loans, commercial loans, some commercial real estate loans, and some land loans). For non-performing loans, the reserve is estimated either by (d) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans), or (e) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrowers ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency in payment received. The probability of a loan migrating to foreclosure whether a current loan or a past due loan, and the amount of loss given foreclosure, is based upon the Company’s own experience, with more recent experience judgmentally weighted more heavily in the calculated factors. With this practice management believes the factors used better represent existing economic conditions. In estimating the loss given foreclosure factor, management differentiates the foreclosure factor based upon the loans’ loan-to-value ratio (calculated as current loan balance divided by the original appraisal value). Management has found that the loss realized at foreclosure will be greater for loans with a loan-to-value (“LTV”) ratio greater than 80%, and less for loans with a LTV ratio of less than 60%.
For the third quarter of 2010, Doral reviewed all non-performing commercial loans in Puerto Rico using the more precise individual loan review methodology (e). The results of using method (e) resulted in a $3.0 million increase in the allowance for loan and lease losses for this pool of loans compared to prior periods but did not lead to any changes in the timing or amount of loans charged off as uncollectible.
Doral charges loans off when it is determined that the likelihood of collecting the amount is so small the continuation of their recognition as an asset is not warranted. For residential mortgage loans, the reported loan investment is reduced by a charge to the ALLL to an updated appraised amount less estimated costs to sell the property when the loan is 180 days past due. For consumer loans, the reported loan balance is reduced by a charge to the ALLL when the loan is 120 days past due, except for revolving lines of credit (typically credit cards) which are charged off to the estimated value of the collateral (if any) at 180 days. For all commercial loans the determination of whether a loan should be fully or partially charged off is much more subjective, and must consider the results of an operating business, the value of the collateral, the financial strength of the guarantors, the likelihood of different outcomes of pending litigation affecting the borrower, the potential effect of new laws or regulations, and other matters. Doral’s commercial loan charge-offs are determined by the Charge-off Committee, which is a subcommittee of the Credit Committee.

The activity in Doral’s allowance for loan and lease losses for the quarters and nine month periods ending September 30, 2010 and 2009 was as follows:

	Quarter Ended September 30, 2010
	Non-				Construction	Commercial
	FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Land	Industrial	Commercial	Total
Balance at beginning of period	$57,980	$7,573	$65,553	$29,086	$35,449	$4,825	$69,360	$134,913
Provision for loan and lease losses	3,923	3,093	7,016	11,012	(669)	1,976	12,319	19,335
Losses charged to the allowance	(4,549)	(3,540)	(8,089)	(16,406)	(9,042)	(1,944)	(27,392)	(35,481)
Recoveries	153	334	487	—	—	9	9	496

Balance at end of period	$57,507	$7,460	$64,967	$23,692	$25,738	$4,866	$54,296	$119,263

Reported balance of loans (1)	$3,625,603	$62,301	$3,687,904	$697,948	$489,909	$533,020	$1,720,877	$5,408,781

ALLL for loans individually evaluated for impairment	$14,305	$—	$14,305	$18,418	$19,052	$938	$38,408	$52,713

Reported balance of loans individually evaluated for impairment	$384,021	$—	$384,021	$231,953	$198,999	$7,114	$438,066	$822,087

ALLL of loans collectively evaluated for impairment	$43,202	$7,460	$50,662	$5,274	$6,686	$3,928	$15,888	$66,550

Reported balance of loans collectively evaluated for impairment	$3,241,582	$62,301	$3,303,883	$465,995	$290,910	$525,906	$1,282,811	$4,586,694

(1)	Excludes reported balance of guaranteed loans and loans on savings deposits.

	Quarter Ended September 30, 2009
	Non-				Construction	Commercial
	FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Land	Industrial	Commercial	Total
Balance at beginning of period	$42,728	$9,033	$51,761	$28,000	$63,847	$3,161	$95,008	$146,769
Provision for loan and lease losses	7,232	2,783	10,015	(4,197)	(1,596)	657	(5,136)	4,879
Losses charged to the allowance	(810)	(3,160)	(3,970)	(3,098)	(2,505)	(815)	(6,418)	(10,388)
Recoveries	—	148	148	23	647	11	681	829

Balance at end of period	$49,150	$8,804	$57,954	$20,728	$60,393	$3,014	$84,135	$142,089

Reported balance of loans (1)	$3,653,414	$90,321	$3,743,735	$752,416	$565,073	$176,786	$1,494,275	$5,238,010

ALLL for loans individually evaluated for impairment	$4,200	$—	$4,200	$393	$44,263	$263	$44,919	$49,119

Reported balance of loans individually evaluated for impairment	$51,540	$—	$51,540	$68,773	$341,573	$263	$410,609	$462,149

ALLL of loans collectively evaluated for impairment	$44,950	$8,804	$53,754	$20,335	$16,130	$2,751	$39,216	$92,970

Reported balance of loans collectively evaluated for impairment	$3,601,874	$90,321	$3,692,195	$683,643	$223,500	$176,523	$1,083,666	$4,775,861

(1)	Excludes reported balance of guaranteed loans and loans on savings deposits.

	Nine Month Period Ended September 30, 2010
	Non-				Construction	Commercial
	FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Land	Industrial	Commercial	Total
Balance at beginning of period	$51,814	$8,338	$60,152	$21,883	$54,458	$4,281	$80,622	$140,774
Provision for loan and lease losses	29,301	6,370	35,671	18,851	19,721	3,630	42,202	77,873
Losses charged to the allowance	(23,761)	(8,095)	(31,856)	(17,092)	(48,563)	(3,120)	(68,775)	(100,631)
Recoveries	153	847	1,000	50	122	75	247	1,247

Balance at end of period	$57,507	$7,460	$64,967	$23,692	$25,738	$4,866	$54,296	$119,263

Reported balance of loans (1)	$3,625,603	$62,301	$3,687,904	$697,948	$489,909	$533,020	$1,720,877	$5,408,781

ALLL for loans individually evaluated for impairment	$14,305	$—	$14,305	$18,418	$19,052	$938	$38,408	$52,713

Reported balance of loans individually evaluated for impairment	$384,021	$—	$384,021	$231,953	$198,999	$7,114	$438,066	$822,087

ALLL of loans collectively evaluated for impairment	$43,202	$7,460	$50,662	$5,274	$6,686	$3,928	$15,888	$66,550

Reported balance of loans collectively evaluated for impairment	$3,241,582	$62,301	$3,303,883	$465,995	$290,910	$525,906	$1,282,811	$4,586,694

(1)	Excludes reported balance of guaranteed loans and loans on savings deposits.

	Nine Month Period Ended September 30, 2009
	Non-				Construction	Commercial
	FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Land	Industrial	Commercial	Total
Balance at beginning of period	$33,026	$9,276	$42,302	$27,076	$58,352	$4,290	$89,718	$132,020
Provision for loan and lease losses	19,151	7,815	26,966	(1,264)	9,453	3,482	11,671	38,637
Losses charged to the allowance	(3,029)	(8,802)	(11,831)	(5,133)	(8,059)	(4,782)	(17,974)	(29,805)
Recoveries	2	515	517	49	647	24	720	1,237

Balance at end of period	$49,150	$8,804	$57,954	$20,728	$60,393	$3,014	$84,135	$142,089

Reported balance of loans (1)	$3,653,414	$90,321	$3,743,735	$752,416	$565,073	$176,786	$1,494,275	$5,238,010

ALLL for loans individually evaluated for impairment	$4,200	$—	$4,200	$393	$44,263	$263	$44,919	$49,119

Reported balance of loans individually evaluated for impairment	$51,540	$—	$51,540	$68,773	$341,573	$263	$410,609	$462,149

ALLL of loans collectively evaluated for impairment	$44,950	$8,804	$53,754	$20,335	$16,130	$2,751	$39,216	$92,970

Reported balance of loans collectively evaluated for impairment	$3,601,874	$90,321	$3,692,195	$683,643	$223,500	$176,523	$1,083,666	$4,775,861

(1)	Excludes reported balance of guaranteed loans and loans on savings deposits.
There were no significant purchases of loans during the period. Doral did sell certain construction loans totaling $95.6 million in exchange for cash and a note receivable in the third quarter of 2010 (total assets sold included $4.8 million of other real estate owned). During the second quarter of 2010, the Company transferred the loans to be sold to the held for sale portfolio resulting in total charge-offs against the allowance for loan and lease losses of $35.8 million to reduce the loans to lower of cost or market.

The transfer of the loans to held for sale resulted in additional provisions for loan and lease losses of $12.6 million for the second quarter of 2010.
Doral evaluates all commercial real estate, construction and land and other commercial loans classified as substandard or lower by its internal loan classification processes for impairment, either individually or collectively, with other loans with generally the same risk characteristics. Loans are considered substandard when, based on current information and events, it is probable that the borrower will not be able to fulfill their contractual obligations pursuant to the loan agreement. Substandard loans with balances greater than $1.0 million are reviewed individually for impairment, though management may elect to individually review smaller balance loans that are considered higher risk. If a loan is determined to be impaired, the impairment is generally measured as the difference between the loan balance and present value of expected cash flows associated with the loan at the loan’s effective interest rate less costs to sell. As a practical expedient, and for all collateral dependent loans for which foreclosure is probable, Doral measures impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals, but if a current appraisal is not available may be estimated using the forecast cash flows discounted at a rate that provides for a reasonable builder return on the investment equity and market borrowing rates for similar assets.
The following table provides Doral’s recorded investment in impaired loans which reflects partial charge-offs and other amounts which reduce credit risk, the contractual unpaid principal balance (“UPB”), the related allowance, and the average recorded investment in impaired loans as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
	Recorded		Related	Gross	Average
(In thousands)	Investment	UPB	Allowance	Reserve %(1)	Recorded Investment
With no allowance recorded at the report date:
Non-FHA/VA residential	$73,834	$89,811	$—	—%	$49,258

Total consumer	73,834	89,811	—	—%

Commercial real estate	130,909	131,355	—	—%	61,791
Construction and land	80,990	81,269	—	—%	86,339
Commercial and industrial	5,488	5,488	—	—%	1,372

Total commercial	217,387	218,112	—	—%	149,502

With allowance recorded at the report date:
Non-FHA/VA residential	310,187	312,009	14,305	4.61%	156,787

Total consumer	310,187	312,009	14,305	4.61%	156,787

Commercial real estate	101,044	103,150	18,418	18.23%	98,221
Construction and land	118,009	118,271	19,052	16.14%	179,878
Commercial and industrial	1,626	1,625	938	57.69%	594

Total commercial	220,679	223,046	38,408	17.40%	278,693

Total
Non-FHA/VA residential	384,021	401,820	14,305	3.72%	206,045

Total consumer	384,021	401,820	14,305	3.72%	206,045

Commercial real estate	231,953	234,505	18,418	7.94%	160,012
Construction and land	198,999	199,540	19,052	9.57%	266,217
Commercial and industrial	7,114	7,113	938	13.19%	1,966

Total commercial	438,066	441,158	38,408	8.77%	428,195

Total	$822,087	$842,978	$52,713	6.41%	$634,240

(1)	Gross reserve percent represents the amount the recorded investment is discounted to the UPB and indicates the total estimated loss on the impaired assets.

	As of December 31, 2009
	Recorded		Related	Gross	Average
(In thousands)	Investment	UPB	Allowance	Reserve %(1)	Recorded Investment
With no allowance recorded at the report date:
Non-FHA/VA residential	$—	$—	$—	—%	$—

Total consumer	—	—	—	—%	—

Commercial real estate	67,128	67,473	—	—%	53,958
Construction and land	116,950	117,128	—	—%	123,430

Total commercial	184,078	184,601	—	—%	177,388

With allowance recorded at the report date:
Non-FHA/VA residential	72,304	72,612	7,069	9.78%	38,502

Total consumer	72,304	72,612	7,069	9.78%	38,502

Commercial real estate	61,989	62,083	2,104	3.39%	24,939
Construction and land	210,774	211,196	38,796	18.41%	208,060
Commercial and industrial	256	254	254	99.22%	265

Total commercial	273,019	273,533	41,154	15.07%	233,264

Total
Non-FHA/VA residential	72,304	72,612	7,069	9.78%	38,502

Total consumer	72,304	72,612	7,069	9.78%	38,502

Commercial real estate	129,117	129,556	2,104	1.63%	78,897
Construction and land	327,724	328,324	38,796	11.84%	331,490
Commercial and industrial	256	254	254	99.22%	265

Total commercial	457,097	458,134	41,154	9.00%	410,652

Total	$529,401	$530,746	$48,223	9.11%	$449,154

(1)	Gross reserve percent represents the amount the recorded investment is discounted to the UPB and indicates the total estimated loss on the impaired assets.

11. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and common stockholders controlling 5% or more for the periods indicated.

(In thousands)	September 30, 2010	December 31, 2009
Balance at beginning of period	$2,840	$2,579
New loans	—	3,178
Repayments	(86)	(2,129)
Loans of former officers	(921)	(788)

Balance at end of period(1)	$1,833	$2,840

(1)	At September 30, 2010 and December 31, 2009, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At September 30, 2010 and December 31, 2009, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $1.8 million and $2.7 million, respectively.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of an Executive VP of the Company. The amount paid by the Company to this entity for the quarter and nine month periods ended September 30, 2010 amounted to $0.5 million and $1.7 million, respectively, compared to $0.4 million and $1.2 million for the corresponding 2009 periods.
For the quarter and nine month periods ended September 30, 2010, the Company assumed approximately $33,000 and $0.6 million, respectively, compared to $55,000 and $0.4 million for the corresponding 2009 periods, of the professional services expense related to Doral Holdings.
12. Accounts Receivable and Other Assets
The Company reported accounts receivable of $37.1 million and $60.5 million as of September 30, 2010 and December 31, 2009, respectively. Total accounts receivable included $13.0 million and $15.6 million related to claims of loans foreclosed to FHA and VA as of September 30, 2010 and December 31, 2009, respectively. Accounts receivable also included $10.9 million and $21.7 million as of September 30, 2010 and December 31, 2009, respectively, related to the Lehman Brothers Transaction described below.
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
In December 2008, the SIPC trustee announced that it expected to have enough assets to cover customer claims, but stated that it could not determine at that point what would be available to pay general creditors. Based on the information available in the fourth quarter of 2008, Doral determined that the process would likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. The fourth quarter of 2008 also saw the continued decline in asset values, and management concluded that it was likely that LBI assets would also decline in value. Management evaluated this receivable in accordance with the guidance provided by ASC 450, Contingencies, and related pronouncements. As a result, Doral accrued as of December 31, 2008, a loss of $21.6 million against the $43.3 million owed by LBI.

On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims in which it asserted that “the colorable customer claims will approach – and, depending on how certain disputed issues are resolved, could exceed- the assets available to the SIPC trustee for distribution.” Based on the information available in the second quarter of 2010, Doral determined that there was further impairment in the likely ability of LBI to pay 100% of the claims filed against it. As a result, Doral recognized an additional loss of $10.8 million against the $43.3 million owed by LBI. The net receivable of $10.9 million is recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available.
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
The changes in servicing assets measured using the fair value method for the quarters and nine month periods ended September 30, 2010 and 2009 are shown below:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$113,005	$112,869	$118,493	$114,396
Capitalization of servicing assets	1,878	1,790	5,062	5,220
Sales of servicing asset (1)	—	—	(192)	(159)
Servicing release due to repurchase (2)	(149)	(105)	(1,314)	(635)
Change in fair value	(900)	2,404	(8,215)	(1,864)

Balance at end of period (3)	$113,834	$116,958	$113,834	$116,958

(1)	Amount represents MSRs sales related to $24.0 million and $7.1 million in principal balance of mortgage loans for the corresponding nine month periods ended 2010 and 2009, respectively.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $10.9 million and $8.1 million in principal balance of mortgage loans serviced for others for the quarters ended September 30, 2010 and 2009, and $95.5 million and $51.3 million for the nine month periods ended September 30, 2010 and 2009, respectively.

(3)	Outstanding balance of loans serviced for third parties amounted to $8.2 billion and $8.9 billion as of September 30, 2010 and 2009, respectively, which includes $2.8 million and $3.1 million, respectively, of loans being serviced under sub-servicing arrangements.
The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the quarter ended September 30, 2010 was 8.7% compared to 10.2% for the corresponding 2009 period.

Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended September 30, 2010 and 2009, which were 11.3% and 11.4%, respectively.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at September 30, 2010 and 2009 was 6.7 years and 6.2 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
At September 30, 2010 and December 31, 2009, fair values of the Company’s retained interest were based on valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward London Interbank Offered Rate (“LIBOR”) rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.
The weighted-averages of the key economic assumptions used by the Company in its valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2010, were as follows:

		Interest-Only
(Dollars in thousands)	Servicing Assets	Strips
Carrying amount of retained interest	$113,834	$46,545
Weighted-average expected life (in years)	6.7	5.0
Constant prepayment rate (weighted-average annual rate)	8.7%	10.6%
Decrease in fair value due to 10% adverse change	$(4,182)	$(1,437)
Decrease in fair value due to 20% adverse change	$(8,134)	$(2,797)
Residual cash flow discount rate (weighted-average annual rate)	11.3%	13.0%
Decrease in fair value due to 10% adverse change	$(4,614)	$(1,489)
Decrease in fair value due to 20% adverse change	$(8,886)	$(2,881)
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
To determine the value of its portfolio of variable IOs, Doral Financial uses a valuation model that forecasts expected cash flows using forward LIBOR rates derived from the LIBOR/Swap yield curve at the date of the valuation. The characteristics of the variable IOs result in an increase in cash flows when LIBOR rates fall and a reduction in cash flows when LIBOR rates rise. This provides a mitigating effect on the impact of prepayment speeds on the cash flows, with prepayment expected to rise when long-term interest rates fall reducing the amount of expected cash flows and the opposite when long-term interest rates rise. Prepayment assumptions incorporated into the valuation model for variable and fixed IOs are based on publicly available, independently verifiable, prepayment assumptions for FNMA mortgage pools and statistically derived prepayment adjusters based on observed relationships between the Company’s and the FNMA’s U.S. mainland mortgage pool prepayment experiences.
This methodology resulted in a CPR of 10.6% and 10.3% for the quarters ended September 30, 2010 and 2009, respectively. The change in the CPR between 2010 and 2009 was due mostly to a generalized decrease in market interest rates.
The Company continues to benchmark its assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both quarters ended September 30, 2010 and 2009.
For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with ASC 325-40, Investments — Other/Beneficial Interest in Securitized Financial Assets. Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, up to an amount equal to the yield on the IOs. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.

The activity of interest-only strips is shown below:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$44,712	$47,866	$45,723	$52,179
Amortization	(2,421)	(2,682)	(7,948)	(7,002)
Gain on the IO value	4,254	3,896	8,770	3,903

Balance at end of period	$46,545	$49,080	$46,545	$49,080

The gain on the valuation of the IO for the quarter ended September 30, 2010, when compared to the corresponding 2009 period, resulted mainly from a decrease in LIBOR rates. The increase in value of the variable IO was partially offset by the decrease in value of the embedded caps.
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of September 30, 2010, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates	Constant	Weighted-Average	Change in Fair	Percentage
(Basis Points)	Prepayment Rate	Expected Life (Years)	Value of IOs	of Change
200	6.8%	6.4	$(5,565)	(12.0)%
100	8.4%	5.7	(2,985)	(6.4)%
50	9.2%	5.4	(1,214)	(2.6)%
Base	10.6%	5.0	—	—%
-50	11.5%	4.8	1,289	2.8%
-100	12.1%	4.6	2,370	5.1%
-200	13.0%	4.4	3,578	7.7%
14. Sale and Securitization of Mortgage Loans
For the quarter and nine month period ended September 30, 2010, sales and securitizations totaled to $106.3 million and $273.6 million, respectively, and $106.5 million and $345.9 million for the comparable 2009 periods. For the nine month periods ended September 30, 2010 and 2009, there was servicing released or derecognized due to repurchases amounting to $95.5 million and $51.3 million, respectively.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At September 30, 2010 and December 31, 2009, mortgage servicing advances amounted to $44.0 million and $19.6 million, respectively, net of a reserve of $5.8 million and $5.4 million, respectively.
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
At September 30, 2010, escrow funds and custodial accounts included approximately $71.6 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $21.2 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of September 30, 2010.
16. Other Real Estate Owned
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale totaled to $101.7 million and $94.2 million as of September 30, 2010 and December 31, 2009, respectively.
The following tables provide the balances and activity of other real estate held for sale for the periods indicated:

(In thousands)	September 30, 2010	December 31, 2009
Residential	$69,507	$76,461
Commercial	16,125	14,283
Construction and land	16,051	3,475

Balance at end of period	$101,683	$94,219

The following table presents activity of OREO for the periods indicated:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$103,177	$83,964	$94,219	$61,340
Additions	19,803	21,278	75,893	69,940
Sales	(20,211)	(9,028)	(33,350)	(30,341)
Retirements	(72)	—	(4,196)	(2,302)
Lower of cost or market adjustments	(1,014)	(3,069)	(30,883)	(5,492)

Balance at end of period	$101,683	$93,145	$101,683	$93,145

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
17. Deposits
The following table summarizes deposit balances:

(In thousands)	September 30, 2010	December 31, 2009
Brokered certificates of deposit	$2,561,221	$2,652,409
Certificates of deposit	739,575	507,987
Money markets accounts	425,441	408,152
NOW accounts and other transactions accounts	392,063	364,469
Regular savings	396,528	356,488

Total interest-bearing	4,514,828	4,289,505
Non-interest-bearing deposits	246,261	353,516

Total deposits	$4,761,089	$4,643,021

At September 30, 2010 and December 31, 2009, the Company reclassified from deposit accounts to loan balances $0.8 million and $0.6 million, respectively, of overdrafts.
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

(Dollars in thousands)	September 30, 2010	December 31, 2009
Repurchase agreements with maturities less than or equal to 90 days, at a various rates with a weighted average of 1.89% at December 31, 2009.	$—	$216,262

Repurchase agreements with maturities ranging from September 2011 to June 2015 (2009- May 2010 to October 2013), at various fixed rates averaging 2.96% and 3.32%, at September 30, 2010 and December 31, 2009,respectively.	1,176,800	1,700,500

Putable repurchase agreement with a maturity of February 17, 2014 (2009 - March 2010 to February 2014), at a fixed rate of 2.98%, at various fixed rates averaging 4.72%, at September 30, 2010 and December 31, 2009, respectively, with a callable date of October 2010 (2009 - February to March 2010).	100,000	228,500

Callable repurchase agreements with maturity date from August 2014 to January 2015, at various fixed rates averaging 2.33% at September 30, 2010 with callable dates between July 2010 and August 2012.	50,000	—

	$1,326,800	$2,145,262

Maximum repurchase agreements outstanding at any month end during the nine month period ended September 30, 2010 were $2.2 billion. The approximate average daily outstanding balance of securities sold under repurchase agreements for the nine month period ended September 30, 2010 was $1.8 billion. The weighted-average interest of such agreements, computed on a daily basis was 3.22% for the nine month period ended September 30, 2010.

19. Advances from FHLB
Advances from FHLB consisted of the following:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Non-callable advances with maturities ranging from October 2010 to May 2013 (2009- January 2010 to May 2013) at various fixed rates averaging 3.99% and 3.25%, at September 30, 2010 and December 31, 2009, respectively.(1)	$707,420	$1,022,920

Non-callable advances with maturities ranging from November 2010 to November 2012 (2009- September 2010 to November 2012), tied to 1-month LIBOR adjustable monthly, at a rate of 0.28% and 0.25%, at September 30, 2010 and December 31, 2009, respectively.	97,000	105,000

Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 0.25% at December 31, 2009.	—	200,000

Putable structured advances with maturities ranging from October 2010 to March 2012 (2009 - June 2010 to March 2012), at various fixed rates averaging 5.23% and 5.41% at September 30, 2010 and December 31, 2009, respectively, callable at various dates beginning on October 2010 (2009- February 2010).	169,000	279,000

	$973,420	$1,606,920

(1)	Includes one structured advance with an outstanding balance of $50.0 million.
Maximum advances outstanding at any month end during the nine month period ended September 30, 2010 were $1.6 billion. The approximate average daily outstanding balance of advances from FHLB for the nine month period ended September 30, 2010 was $1.3 billion. The weighted-average interest of such advances, computed on a daily basis was 3.99% for the nine month period ended September 30, 2010.
At September 30, 2010, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.7 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
The FHLB advances are subject to early termination fees.
20. Other short-term borrowings
As of December 31, 2009 other short-term borrowings with the Federal Reserve Bank, collateralized by securities at a fixed rate of 0.25%, amounted to $110.0 million. These borrowings matured on January 14, 2010.

21. Loans Payable
At September 30, 2010 and December 31, 2009, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR averaging 1.73% and 1.99% at September 30, 2010 and December 31, 2009, respectively, collateralized by residential mortgage loans.	$293,023	$318,180

Secured borrowings with local financial institutions, at fixed interest rates averaging 7.41% at both September 30, 2010 and December 31, 2009, collateralized by residential mortgage loans.	16,796	18,856

	$309,819	$337,036

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum borrowings outstanding at any month end during the nine month period ended September 30, 2010 were $334.7 million. The approximate average daily outstanding balance of loans payable for the nine month period ended September 30, 2010 was $324.8 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.09% for the nine month period ended September 30, 2010.
At September 30, 2010 and December 31, 2009, the Company had $126.9 million and $143.1 million, respectively, of loans held for sale and $181.7 million and $192.7 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

22. Notes Payable
Notes payable consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$98,755	$98,623

$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	29,853	29,789

$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,476	39,431

$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,492	29,472

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2010 to December 2029 (2009 - December 2014 to December 2029), paying interest monthly.	38,940	39,420

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly.	7,600	7,600

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, due on December 25, 2013, paying principal and interest monthly.	22,137	26,503

$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%), due on July 21, 2020, paying interest quarterly commencing on January 2011.	249,817	—

	$516,070	$270,838

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2010, the outstanding principal balance of the bonds was $46.5 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2010 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
23. Income Taxes
Background
Income taxes include Puerto Rico income taxes as well as applicable U.S. federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank US and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank US and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
Under Puerto Rico Income Tax Law, the Company and its subsidiaries are treated as separate taxable entities and do not file consolidated tax returns.
The maximum statutory corporate income tax rate in Puerto Rico is 39.00%. On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A was introduced to the Code to impose a 5% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years commenced after December 31, 2008 and before January 1, 2012. This increases the Company’s income tax rate from 39.00% to 40.95% for tax years from 2009 through 2011.
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
Income Tax Expense (Benefit)
The components of income tax expense (benefit) are summarized below:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Current income tax expense (benefit):
Puerto Rico	$—	$36	$—	$(14,896)
United States	822	974	4,712	2,539

Total current income tax expense (benefit)	822	1,010	4,712	(12,357)
Deferred income tax expense (benefit):
Puerto Rico	1,952	(10,490)	4,746	(9,221)
United States	1,122	2,625	1,454	1,961

Total deferred income tax expense (benefit)	3,074	(7,865)	6,200	(7,260)

Total income tax expense (benefit)	$3,896	$(6,855)	$10,912	$(19,617)

The income tax expense of $10.9 million for the nine month period ended September 30, 2010 consists of a current income tax expense of $4.7 million and a deferred income tax expense of $6.2 million.
The current income tax expense of $0.8 million and $4.7 million for the quarter and nine month periods ended September 30, 2010, respectively, was related to taxes on U.S. source income. The tax benefit in the same periods in 2009 was related to a release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions, net of the recognition of an accrual for unrecognized tax benefits. The deferred tax expense is related to the recognition of additional deferred tax assets (“DTA”), primarily net operating losses (“NOL”), net of amortization of existing DTAs and net of an increase in the valuation allowance.
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
NOLs can be carried forward for a period of 7 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of September 30, 2010, expire beginning on 2013 until 2017 for Puerto Rico entities and 2015 through 2029 for United States entities. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it. In case of a business combination, which is not structured as an asset sale, the NOLs should survive and be available to offset future taxable income of the originating entity. Following a business combination, and under certain circumstances, the entity having the NOLs could utilize these NOLs relative to some business activities that created the NOLs and may be precluded from using the NOLs to offset income from new business activities.
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
As of September 30, 2010, the Company had two Puerto Rico entities which were in a cumulative loss position. For purposes of assessing the realization of the DTAs, the cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future, considering the criteria of ASC 740. Accordingly, as of September 30, 2010 and December 31, 2009, the Company determined that it was more likely than not that $449.5 million and $385.9 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount. As of September 30, 2010 and December 31, 2009, the Company’s deferred tax assets were as follows:

(In thousands)	September 30, 2010	December 31, 2009
Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$237,005	$237,324
Net operating loss carry-forwards	169,911	128,710
Allowance for loan and lease losses	46,791	55,175
Capital loss carry-forward	26,783	6,791
Reserve for losses on OREO	19,443	7,391
Other	53,721	81,739

Gross deferred tax asset	553,654	517,130
Valuation allowance	(449,536)	(385,929)

Net deferred tax asset	$104,118	$131,201

The decrease in the DTA is primarily due to the tax effect of the sale of non-agency CMO’s that did not have a valuation allowance.
As of September 30, 2010 and December 31, 2009, the deferred tax asset valuation allowance off-set the following deferred tax assets:

(In thousands)	September 30, 2010	December 31, 2009
Differential in tax basis of IOs sold	$143,103	$143,259
Net operating loss carry-forwards	160,277	114,284
Allowance for loan and lease losses	44,967	53,382
Capital loss carry-forward	26,779	6,788
Reserve for losses on OREO	19,397	7,391
Other	55,013	60,825

Total valuation allowance	$449,536	$385,929

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets had not been recorded since they are expected to continue to be profitable. At September 30, 2010, the net deferred tax asset associated with these two companies was $11.3 million, compared to $14.4 million at December 31, 2009. In addition, approximately, $93.9 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

The valuation allowance also includes $1.6 million related to deferred taxes on unrealized losses on cash flow hedges as of September 30, 2010.
Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of September 30, 2010 and December 31, 2009 because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value. In April 2010, the Company sold non-agency CMOs with a market value of $253.5 million as of March 31, 2010, and recognized a loss of $138.3 million. As of March 31, 2010, these securities reflected an unrealized pre-tax loss of $129.4 million and had a DTA of $19.5 million. The Company sold this portfolio in order to participate in a bidding process for certain assets and liabilities in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction.
Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax assets.
Management assesses the realization of its deferred tax assets at each reporting period based on the criteria of ASC 740. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.
Accounting for Uncertainty in Income Taxes
As of September 30, 2009, the Company had unrecognized tax benefits of $2.9 million. The Company classifies all interest related to tax uncertainties as income tax expense.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. During the third quarter of 2010, the Company settled its uncertain tax positions. As of September 30, 2010, the following years remain subject to examination: U.S. Federal jurisdictions — 2004 through 2008 and Puerto Rico — 2005 through 2008.
The following presents the beginning and ending amounts of accruals for uncertain income tax positions:

(In thousands)	September 30, 2010	December 31, 2009
Balance at beginning of period	$3,475	$13,709
Additions for tax positions of prior years	280	2,892
Additions for tax positions of current year	—	583
Release of contingencies	(3,755)	(13,709)

Balance at end of period	$—	$3,475

24. Guarantees
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the nine month period ended September 30, 2010, repurchases amounted to $0.4 million, compared to $13.6 million for the corresponding 2009 period. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans was $143.1 million and $154.2 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2010 and December 31, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.8 billion and $0.9 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion and $0.8 billion, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter and nine month periods ended September 30, 2010, the Company repurchased at fair value $9.1 million and $23.1 million, respectively, pursuant to recourse provisions, compared to $3.8 million and $21.6 million, respectively, for the corresponding periods of 2009.
Doral Financial’s reserve for its exposure to recourse amounted to $10.6 million and $9.4 million and the reserve for other credit-enhanced transactions explained above amounted to $5.8 million and $8.8 million as of September 30, 2010 and December 31, 2009, respectively.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Quarter Ended	Nine Month Period Ended
(In thousands)	September 30, 2010	September 30, 2010
Balance at beginning of period	$9,225	$9,440
Net charge-offs / termination	(806)	(2,278)
Provision for recourse liability	2,149	3,406

Balance at end of period	$10,568	$10,568

25. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

(In thousands)	September 30, 2010	December 31, 2009
Commitments to extend credit	$131,639	$85,124
Commitments to sell loans	109,675	76,176
Performance standby letter of credit	25	25

Total	$241,339	$161,325

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under ASC 815, Derivatives and Hedging, during the period between trade and settlement date.

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
26. Commitments and Contingencies
Total minimum rental and operating commitments for leases in effect at September 30, 2010, were as follow:

(In thousands)
2011	$5,801
2012	4,865
2013	5,777
2014	4,176
2015	4,057
2016 and thereafter	18,454

$43,130

Total rent expense for the quarter and nine month periods ended September 30, 2010 amounted to approximately $1.9 million and $5.3 million, respectively, compared to $1.6 million and $5.1 million, respectively for the corresponding 2009 periods.
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
27. Capital Stock
On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers of the Company’s common stock, including certain direct and indirect investors in Doral Holdings Delaware LLC (“Doral Holdings”), the Company’s parent company, to raise up to $600.0 million of new equity capital for the Company through a private placement. Shares were sold in two tranches: (i) a $180.0 million non-contingent tranche consisting of approximately 180,000 shares of the Company’s Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock”), $1.00 par value and $1,000 liquidation preference per share and (ii) a $420.0 million contingent tranche consisting of approximately 13.0 million shares of the Company’s common stock and approximately 359,000 shares of non-voting Preferred Stock. In addition, as part of the non-contingent tranche, the Company issued into escrow 105,002 shares of Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted transaction.
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
Accordingly, during the third quarter of 2010, the Company converted 285,002 shares of Mandatorily Convertible Non-Voting Preferred Stock into 60,000,386 shares of common stock. In addition, during the third quarter of 2010, Doral Holdings LLC, previously the controlling shareholder of Doral Financial, distributed its shares in Doral Financial to its investors and dissolved. The Company is no longer a controlled company as a result of this conversion and the dissolution of Doral Holdings LLC.
28. Stock Option and Other Incentive Plans
On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaced the 2004 Omnibus Incentive Plan. The Plan is accounted for following the provisions of ASC 718, Compensation — Stock Compensation, as amended. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.
The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the nine month period ended September 30, 2010.
On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vest ratably over a five year period commencing with the grant date.
On June 25, 2010, the Board of Directors of Doral Financial Corporation approved and adopted a retention program for six of the Company’s officers (the “Retention Program”). Pursuant to the Retention Program, the Company granted 3,000,000 shares of the Company’s common stock as restricted stock to such officers. The restricted stock will vest in installments so long as at the time of vesting the employee has been continuously employed by the Company from the date of grant, as follows: 33% will vest 12 calendar months after the grant date, an additional 33% will vest 24 calendar months after the grant date, and the remaining 33% will vest 36 calendar months after the grant date. Notwithstanding the foregoing, 100% of the restricted stock will vest (i) upon the occurrence of a change of control of the Company; (ii) if the Company’s terminates the employee’s employment without cause or the employee terminates his or her employment for good reason (as defined in the agreement); or (iii) upon such employee’s death.
Stock-based compensation recognized was as follows:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Stock-based compensation recognized, net	$719	$(27)	$792	$76

Unrecognized at end of period:
Stock options	$196	$268	$196	$268

Restricted stock	$7,482	$—	$7,482	$—

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.50
Expected volatility	39.00%
Expected dividend yield	—%
Risk-free interest rate	3.49%
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
As of September 30, 2010, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $7.7 million related to stock options and restricted stock granted. That cost is expected to be recognized over a period of 4 years for the stock options and 3 years for the restricted stock. As of September 30, 2010, the total fair value of shares and restricted stock was $8.8 million.
29. (Losses) Earnings Per Share Data
The reconciliation of the numerator and denominator of the (losses) earnings per share follows:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net (Loss) Income:
Net (loss) income	$(19,012)	$13,209	$(255,826)	$(24,865)
Non-convertible preferred stock dividend	—	—	—	(4,228)
Convertible preferred stock dividend	(2,415)	(3,209)	(6,694)	(10,367)
Effect of conversion of preferred stock(1)	—	—	26,585	9,369

Net (loss) income attributable to common shareholders	$(21,427)	$10,000	$(235,935)	$(30,091)

Weighted-Average Number of Common Shares Outstanding(2)	112,165,805	57,764,002	80,841,687	55,432,220

Net (Loss) Income per Common Share(3)	$(0.19)	$0.17	$(2.92)	$(0.54)

(1)	The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued and the cash tendered (in 2009) amounted to $31.6 million and $23.9 million for the nine month periods ended September 30, 2010 and 2009, respectively, and was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million and $14.5 million for the nine month periods ended September 30, 2010 and 2009, respectively, was charged to retained earnings. As a result, both transactions impacted the net (loss) income attributable to common shareholders.

(2)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive (loss) earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of September 30, 2010, there were granted 60,000 stock options and 3,000,000 shares of restricted stock.

(3)	For the quarters and nine month periods ended September 30, 2010 and 2009, net (loss) income per common share represents both the basic and diluted (loss) income per common share, respectively, for each of the periods presented.

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
For the quarter ended September 30, 2010, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, compared to 1,081,014 for the corresponding 2009 period. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.
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
Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.
The Company adopted ASC 825, Financial Instruments, in 2008, but chose not to apply the fair value option to any of its financial assets and financial liabilities.
Effective April 1, 2009, the Company adopted ASC 825-10-50, Financial Instruments- Disclosures. ASC 825-10-50 requires the Company to disclose for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by ASC 825-10-50.
Effective January 1, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value (“ASU No. 2010-06”). ASU No. 2010-06 requires the Company to improve required disclosures and increase transparency in financial reporting. This ASU requires new disclosures in: i) transfers in and transfers out of Levels 1 and 2; and ii) activity (purchases, sales, issuances and settlements) in Level 3 fair value measurements. It also provides amendments to existing disclosures related to: i) level of disaggregation, ii) disclosures about inputs and valuation techniques, and iii) amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.
Fair Value Hierarchy
Under ASC 820, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
Determination of Fair Value
Under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820.
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
The Company relies on appraisals for valuation of collateral dependent impaired loans and other real estate owned. New appraisals are obtained when a loan that has been performing becomes delinquent and is determined to be collateral dependent, and at the time an asset is acquired through foreclosure. Updated reappraisals are obtained at least every two years for collateral dependent loans and other real estate owned. As it takes a period of time for commercial loan appraisals to be completed once they are ordered, Doral must at times estimate its allowance for loan and lease losses for an impaired loan using a dated, or stale, appraisal. As Puerto Rico has experienced some decrease in property values during its extended recession, the reported values of the stale appraisals must be adjusted to recognize the “fade” in market value. In estimating its allowance for loan and lease losses on collateral dependent loans using outdated appraisals, Doral uses the original appraisal as adjusted for the estimated fade in property value less selling costs to estimate the current fair value of the collateral. That current adjusted estimated fair value is then compared to the reported investment, and if the adjusted fair value is less than reported investment, that amount is included in the allowance for loan and lease loss estimate.
Residential development construction loans that are collateral dependent present unique challenges to estimating the fair value of the underlying collateral. Residential development construction loans are partially completed with additional construction costs to be incurred, have units being sold and released from the construction loan, and may have additional land collateralizing the loan on which the developer hopes or expects to build additional units. Therefore, the value of the collateral is regularly changing and any appraisal has a limited useful life. Doral uses an internally developed estimate of value that considers Doral’s exit strategy of foreclosing and completing the construction started and selling the individual units constructed for residential buildings, and separately uses the most recent appraised value for any remnant land adjusted for the fade in value since the appraisal date as described above.
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
For residual CMO certificates included in trading securities, the Company uses a cash flow model to value the securities. Doral utilizes the collateral’s statistics available on Bloomberg such as forecasted prepayment speed, weighted-average remaining maturity, weighted-average coupon and age. Based on Bloomberg information, the Company forecasts the cash flows and then discounts it at the discount rate used for the period. For purposes of discounting, the Company uses the same Z-spread methodology used for the valuations of Doral’s floating rate IOs.
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
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of September 30, 2010.
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
For the fair value of loans receivable, not reported at fair value, under ASC 825-10-50, loans are classified by type such as, residential mortgage loans, commercial real estate, commercial and industrial, leases, land, and consumer loans. The fair value of residential mortgage loans is based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. For the syndicated commercial loans, the Company engages a third party specialist to assist with its valuation. The fair value of syndicated commercial loans is determined based on market information on trading activity. For all other loans, the fair value is estimated using discounted cash flow analyses, based on LIBOR and with adjustments that the Company believes a market participant would consider in determining fair value for like assets.
Servicing assets and interest-only strips: The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained IOs. Servicing assets retained in a sale or securitization arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since the adoption of ASC 860-10-50, Transfer and Servicing — Servicing Assets and Liabilities, on January 1, 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For IOs the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. IOs are recorded as securities held for trading. Fair value measurements of servicing assets and IOs use significant unobservable inputs and, accordingly, are classified as Level 3.
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

	September 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading (1)	$47,286	$—	$—	$47,286
Securities available for sale	1,510,692	—	1,491,213	19,479
Derivatives (2)	5	—	5	—
Servicing assets	113,834	—	—	113,834

	$1,671,817	$—	$1,491,218	$180,599

Liabilities:
Derivatives (3)	$5,823	$—	$5,823	$—

(1)	Includes $46.5 million of interest-only strips, of which variable IOs represent substantially all of the balance.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

	December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Securities held for trading (1)	$46,616	$—	$—	$46,616
Securities available for sale	2,789,177	—	2,507,396	281,781
Derivatives (2)	1,110	—	1,110	—
Servicing assets	118,493	—	—	118,493

	$2,955,396	$—	$2,508,506	$446,890

Liabilities:
Derivatives (3)	$12,596	$—	$12,596	$—

(1)	Includes $45.7 million of interest-only strips, of which variable IOs represent substantially all of the balance.

(2)	Included as part of securities held for trading in the Consolidated Statement of Financial Condition.

(3)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition
The changes in Level 3 of assets and liabilities for the quarter and nine month periods ended September 30, 2010, measured at fair value on a recurring basis are summarized as follows:

	Quarter Ended			Nine Month Period Ended
	September 30, 2010			September 30, 2010
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held for	Available	Servicing
(In thousands)	Trading (1)	for Sale (2)	Assets (3)	Trading (1)	for Sale (2)	Assets (3)
Balance at beginning of period	$45,544	$18,853	$113,005	$46,616	$281,781	$118,493
Change in fair value	4,163	589	(900)	8,618	15,258	(8,215)
Sales	—	—	—	—	(248,760)	(192)
Other-than-temporary impairment	—	—	—	—	(13,259)	—
Principal repayment/amortization of premium and discount	(2,421)	37	—	(7,948)	(15,541)	—
Capitalization	—	—	1,878	—	—	5,062
Reversal of loans purchased (4)	—	—	(149)	—	—	(1,314)

Balance at end of period	$47,286	$19,479	$113,834	$47,286	$19,479	$113,834

(1)	Securities held for trading classified as Level 3 include IOs and residual CMO certificates. Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as net (loss) gain on trading activities, which includes $4.3 million and $8.8 million of changes in fair value of IOs and $(91,000) and $(152,000) of changes in fair value of residual CMO certificates for the quarter and nine month period ended September 30, 2010, respectively. Amortization of IO is recognized as part of interest income on interest-only strips and includes $2.4 million and $7.9 million for the quarter and nine month periods ended September 30, 2010, respectively.

(2)	Level 3 securities available for sale include non-agency and agency CMOs, certain agency mortgage-backed securities and other securities not actively traded. OTTI is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities, which includes $0.1 million and $1.2 million for the quarter and nine month periods ended September 30, 2010, respectively.

(3)	Change in fair value of servicing assets, net of reversal of loans purchased, is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as servicing income (loss) for the periods presented. Capitalization of servicing assets is recognized as part of non-interest income as net gain on mortgage loan sales and fees, which includes $1.9 million and $5.1 million for the quarter and nine month periods ended September 30, 2010, respectively.

(4)	Amount represents the adjustment of MSR fair value related to the repurchase of $10.9 million and $95.5 million in principal balance of mortgage loans serviced for others for the quarter and nine month periods ended September 30, 2010, respectively.
The changes in Level 3 of assets and liabilities for the quarter and nine month periods ended September 30, 2009, measured at fair value on a recurring basis are summarized as follows:

	Quarter Ended			Nine Month Period Ended
	September 30, 2009			September 30, 2009
	Securities	Securities		Securities	Securities
	Held for	Available	Servicing	Held for	Available	Servicing
(In thousands)	Trading (1)	for Sale (2)	Assets (3)	Trading (1)	for Sale (2)	Assets (3)
Balance at beginning of period	$48,569	$324,264	$112,869	$52,910	$390,634	$114,396
Change in fair value	3,915	10,298	2,404	3,894	(26,869)	(1,864)
Sales	—	—	—	—	—	(159)
Purchases	—	159,865	—	—	159,865	—
Other-than-temporary impairment	—	(7,310)	—	—	(14,105)	—
Principal repayment/amortization of premium and discount	(2,682)	(15,286)	—	(7,002)	(37,694)	—
Capitalization	—	—	1,790	—	—	5,220
Reversal of loans purchased (4)	—	—	(105)	—	—	(635)

Balance at end of period	$49,802	$471,831	$116,958	$49,802	$471,831	$116,958

(1)	Securities held for trading classified as Level 3 include IOs and residual CMO certificates. Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as net (loss) gain on trading activities, which includes $3.9 million of changes in fair value of IOs for both the quarter and nine month periods ended September 30, 2009, respectively, and $19,000 and $(10,000) of changes in fair value of residual CMO certificates for the quarter and nine month period ended September 30, 2009, respectively. Amortization of IO is recognized as part of interest income on Interest-only strips and includes $2.6 million and $7.0 million for the quarter and nine month periods ended September 30, 2009, respectively.

(2)	Level 3 securities available for sale include non-agency and agency CMOs, certain agency mortgage-backed securities and other securities not actively traded. OTTI is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations. Amortization of premium and discount is recognized as part of interest income on MBS, which includes $0.5 million and $(0.5) million for the quarter and nine month periods ended September 30, 2009, respectively.

(3)	Change in fair value of servicing assets, net of the reversal of loans purchased, is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as servicing income (loss) for the periods presented. Capitalization of servicing assets is recognized as part of non-interest income as net gain on mortgage loan sales and fees, which includes $1.8 million and $5.2 million for the quarter and nine month periods ended September 30, 2009, respectively.

(4)	Amount represents the adjustment of MSR fair value related to the repurchase of $8.1 million and $51.3 million in principal balance of mortgage loans serviced for others for the quarter and nine month periods ended September 30, 2009, respectively.

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis during the third quarter of 2010, that were still held on the balance sheet at September 30, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3
September 30, 2010
Loans receivable (1)	$222,960	$222,960
Real estate held for sale (2)	79,603	79,603

Total	$302,563	$302,563

December 31, 2009
Loans receivable (1)	$196,726	$196,726
Real estate held for sale (2)	66,042	66,042

Total	$262,768	$262,768

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.
The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

		Loss for the quarters ended		Loss for the nine month
	Location of Loss Recognized in the	September 30,		periods ended September 30,
(In thousands)	Statement of Operations	2010	2009	2010	2009
Loans receivable (1)	Provision for loan and lease losses	$(9,511)	$(1,223)	$(36,145)	$(1,578)
Real estate held for sale (2)	Other expenses	$(2,842)	$(2,810)	$(35,271)	$(5,567)

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of September 30, 2010 and December 31, 2009, as defined by ASC 825, is made by the Company following ASC 820-10-50. The carrying amounts in the following disclosure are recorded in the balance sheets under the indicated captions.
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

	September 30, 2010		December 31, 2009
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$594,636	$594,636	$725,277	$725,277
Other interest-earning assets	262,609	262,609	95,000	95,000
Securities held for trading (1)	47,291	47,291	47,726	47,726
Securities available for sale	1,510,692	1,510,692	2,789,177	2,789,177
Loans held for sale (2)	323,748	330,877	320,930	326,108
Loans receivable	5,516,963	5,269,469	5,375,034	5,015,141
Servicing assets	113,834	113,834	118,493	118,493

Financial liabilities:
Deposits	$4,761,089	$4,840,585	$4,643,021	$4,684,443
Securities sold under agreements to repurchase	1,326,800	1,384,362	2,145,262	2,213,755
Advances from FHLB	973,420	1,010,909	1,606,920	1,655,258
Other short-term borrowings	—	—	110,000	110,024
Loans payable	309,819	309,819	337,036	337,036
Notes payable	516,070	474,873	270,838	262,585
Derivatives (3)	5,823	5,823	12,596	12,596

(1)	Includes derivatives of $5,000 and $1.1 million for September 30, 2010 and December 31, 2009, respectively.

(2)	Includes $149.3 million and $128.6 million for September 30, 2010 and December 31, 2009, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(3)	Includes $0.2 million and $1.9 million of derivatives held for trading purposes and $5.6 million and $10.7 million of derivatives held for purposes other than trading, for September 30, 2010 and December 31, 2009, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
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

As of September 30, 2010 and December 31, 2009, the Company had the following derivative financial instruments outstanding:

	September 30, 2010			December 31, 2009
	Notional	Fair Value		Notional	Fair Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$97,000	$—	$(5,635)	$305,000	$—	$(10,691)
Other Derivatives (non hedges):
Interest rate caps	245,000	5	—	270,000	777	—
Forward contracts	125,000	—	(188)	210,000	333	(1,905)

Total	$467,000	$5	$(5,823)	$785,000	$1,110	$(12,596)

Cash Flow Hedges
As of September 30, 2010 and December 31, 2009, the Company had $97.0 million and $305.0 million, respectively, outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2011 and November 2012 (2009 — July 2010 — November 2012). The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarter and nine month periods ended September 30, 2010, the Company recognized $0.3 million of ineffectiveness for the interest rate swaps designated as cash flow hedges. For the quarter and nine months period ended September 30, 2009 no ineffectiveness was recognized. As of September 30, 2010 and 2009, accumulated other comprehensive loss included unrealized losses on cash flow hedges of $4.2 million and $9.4 million, respectively, of which the Company expects to reclassify approximately $3.2 million and $8.7 million, respectively, against earnings during the next twelve months.
Doral Financial’s interest rate swaps had weighted average receive rates of 0.28% and 0.25% and weighted average pay rates of 4.55% and 3.53% at September 30, 2010 and December 31, 2009, respectively.
The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended September 30, 2010 and 2009.

	Location of Loss				(Loss) Reclassified
	Reclassified from			Accumulated	from Accumulated
	Accumulated Other			Other	Other
	Comprehensive Loss	Notional		Comprehensive	Comprehensive
(In thousands)	to Income	Amount	Fair Value	Income	Loss to Income
Cash flow Hedges
September 30, 2010
Interest rate swaps	Interest expense — Advances from FHLB	$97,000	$(5,635)	$278	$(2,299)

September 30, 2009
Interest rate swaps	Interest expense — Advances from FHLB	$335,000	$(12,596)	$654	$(2,491)

The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the nine month periods ended September 30, 2010 and 2009.

	Location of Loss				(Loss) Reclassified
	Reclassified from			Accumulated	from Accumulated
	Accumulated Other			Other	Other
	Comprehensive Loss to			Comprehensive	Comprehensive
(In thousands)	Income	Notional Amount	Fair Value	Income	Loss to Income
Cash flow Hedges
September 30, 2010
Interest rate swaps	Interest expense — Advances from FHLB	$97,000	$(5,635)	$3,430	$(5,972)

September 30, 2009
Interest rate swaps	Interest expense — Advances from FHLB	$335,000	$(12,596)	$4,247	$(6,195)

Trading and Non-Hedging Activities
The following table summarizes the total derivatives positions at September 30, 2010 and 2009, respectively, and their different designations. Also, includes net gains (losses) on derivative positions for the periods indicated.

	Location of Gain (Loss)	September 30, 2010
	Recognized in the				Net (Loss) Gain
	Consolidated Statement of	Notional		Net (Loss) Gain	for the Nine
(In thousands)	Operations	Amount	Fair Value	for the Quarter	Month Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading activities	$245,000	$5	$(48)	$(771)

Forward contracts	Net gain (loss) on trading activities	125,000	(188)	580	4,878

		$370,000	$(183)	$532	$4,107

		September 30, 2009
	Location of Gain (Loss)				Net Gain for
	Recognized in the Consolidated	Notional		Net (Loss) Gain	the Nine Month
(In thousands)	Statement of Operations	Amount	Fair Value	for the Quarter	Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on securities trading activities	$270,000	$368	$(117)	$81
Forward contracts	Net gain (loss) on trading activities	265,000	(501)	2,031	764

		$535,000	$(133)	$1,914	$845

Doral Financial held $370.0 million and $480.0 million in notional value of derivatives not designated as hedges at September 30, 2010 and December 31, 2009, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of September 30, 2010 and December 31, 2009, the Company had outstanding interest rate caps with a notional amount of $245.0 million and $270.0 million, respectively.
The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line. During the second quarter of 2009, the Company entered into an additional forward contract to create an economic hedge on its MSR. The notional amount of this additional forward contract as of September 30, 2010 was $75.0 million. As of September 30, 2010 and 2009, the Company had forwards hedging its warehousing line with a notional amount of $50.0 million and $40.0 million, respectively. As of December 31, 2009, the Company had forwards hedging its warehousing line with a notional amount of $45.0 million. For the quarter and nine month periods ended September 30, 2010, the Company recorded gains of $0.6 million and $4.9 million, respectively, on forward contracts which included gains of $1.4 million and $7.9 million, respectively, related to the economic hedge on the MSR. For the quarter and nine month periods ended September 30, 2009, the Company recorded gains of $2.0 million and $0.8 million, respectively, on forward contracts which included losses of $3.4 million and $3.1 million, respectively, related to the economic hedge on the MSR.
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
All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at September 30, 2010 and December 31, 2009 was not considered material.
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
The Company identified four potential sources of variable interests: (i) the servicing portfolio, (ii) the investment portfolio, (iii) the lending portfolio and (iv) special purpose entities with which the Company is involved, and performed and assessed each for the existence of VIEs and determination of possible consolidation requirements. In all instances where the Company identified a variable interest in a VIE, a primary beneficiary analysis was performed.
Servicing Assets: In the ordinary course of business, the Company transfers financial assets (whole loan sale/securitizations) in which it has retained the right to service the assets. The servicing portfolio was considered a potential source of variable interest and was analyzed to determine if any VIEs required consolidation. The servicing portfolio was grouped into three segments: government sponsored entities (“GSEs”), governmental agencies and private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by this guidance. The Company determined that its involvement with these entities is in the ordinary course of business and the criteria established to consider the servicing activities as those of a service provider (fiduciary in nature) and not a decision maker, were met.
Investment Securities: The Company analyzed its investment portfolio and determined that it had several residual interests in non-agency CMOs that required full analysis to determine the primary beneficiary. For trading assets and insignificant residual interests as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary since it does not have power over the significant activities of the entity. For two residual interests in non-agency CMOs where the Company is also the servicer of the underlying assets it was determined that due to: (i) the unilateral ability of the issuers to remove the Company from its role as servicer, or role of servicer for loans more than 90 days past due; (ii) the issuer’s right to object to commencement of the foreclosure procedures; and (iii) the requirement for issuer authorization of the sales price of all foreclosed property; the Company did not have power over the significant activities of the entity and therefore consolidation was not appropriate.
Loans: Through its construction portfolio, the Company provides financing to legal entities created with the limited purpose of developing and selling residential or commercial properties. Often these entities do not have sufficient equity investment at risk to finance its activities, and the Company could potentially have a variable interest in the entities since it may absorb losses related to the loans granted. In situations where the loan defaults or is re-structured by the Company, the loan could result in the Company’s potential absorption of losses of the entity. However, the Company is not involved in the design or operations of these entities and it has therefore been concluded that the Company does not have the power over the activities that most significantly impact the economic performance of the VIEs and is not considered the primary beneficiary in any of these entities. The Company will continue to assess this portfolio on an ongoing basis to determine if there are any changes in its involvement with these VIEs that could potentially lead to consolidation treatment.
Special Purpose Entities: The Company is involved with two special purpose entities that are deemed to be VIEs:
•	The Company sold an asset portfolio to a third party on July 29, 2010, consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which has a 10-year maturity and a fixed interest rate of 8% per annum and permits interest capitalization for the first 18 months. This financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets. As of September 30, 2010, the carrying amount of the note receivable was $96.9 million and is classified in loans receivable in the Consolidated Statement of Financial Condition.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10- year maturity and a fixed interest rate of 8% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties. As of September 30, 2010, the carrying amount of the line of credit is $0.1 million and is classified in loan receivable in the Consolidated Statement of Financial Condition.

The Company has determined that the acquiror is a VIE and that the Company is not its primary beneficiary. The assets of the acquiror consist of the transferred asset portfolio in addition to $10.2 million of in kind capital contribution provided by a single third party. The sole equity holder has unconditionally committed to contribute an additional $7.0 million of capital over the next six years.

The primary beneficiary of a VIE is an enterprise that has a controlling financial interest in the VIE which exists when an enterprise has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The rights provided to the Company as creditor are protective in nature. As the Company does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property, the Company does not have power over the activities that most significantly impact the economic performance of the acquirer. The Company’s maximum exposure to loss from the variable interest entity is limited to the interest and principal outstanding on the note receivable and the line of credit. Therefore, the Company is not the primary beneficiary of the variable interest entity.

The transfer of the portfolio, consisting of construction loan and real estate assets, was accounted for as a sale. The note receivable was recognized at its initial fair value of $96.9 million. The initial fair value measurement of the note receivable was determined using discount rate adjustment techniques with significant unobservable (Level 3) inputs. Management based its fair value estimate using cash flow forecasts considering the initial and future loan advances, when the various construction project units would be complete, current absorption rates of new housing in Puerto Rico, and a market interest rate that reflects the estimated credit risk of the acquirer and the nature of the loan collateral. Doral considered the loans to be construction loans for the purposes of determining a market rate.

•	During the third quarter of 2010, the Company, through one of its subsidiaries, Doral Money, entered into a CLO arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral CLO I, Ltd. is consolidated with the Company in these financial statements.

A CLO is a securitization where a special purpose entity purchases a pool of assets consisting of loans and issues multiple tranches of equity or notes to investors. Typically, the asset manager has the power over the significant decisions of the VIE through its discretion to manage the assets of the CLO.

Doral CLO I, Ltd. is a VIE because it does not have sufficient equity investment at risk and the subordinated notes provide additional financial support to the structure. Management has determined that the Company is the primary beneficiary of Doral CLO I, Ltd. because it has a variable interest in Doral CLO I, Ltd. through both its collateral manager fee and its obligation to absorb potentially significant losses and the right to receive potentially significant benefits of the CLO through the subordinated securities held. The most significant activities of Doral CLO I, Ltd. are those associated with managing the collateral obligations on a day-to-day basis and, as collateral manager, the Company controls the significant activities of the VIE.
The classifications of assets and liabilities on the Company’s Statement of Financial Condition associated with our consolidated VIE follows:

(In thousands)	September 30, 2010
Carrying amount
Cash and other interest-earning assets	$76,028
Loans receivable	370,294
Allowance for loan and lease losses	(1,967)
Other assets	9,917

Total assets	454,272

Notes payable (third party liability)	249,817
Other liabilities	1,406

Total liabilities	251,223

Net assets	$203,049

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

(In thousands)	September 30, 2010	December 31, 2009
Carrying amount
Servicing assets	$15,221	$15,878
Available for sale securities:
Non-agency CMO	11,734	11,568
Loans receivable:
Construction	329,185	452,386
Maximum exposure to loss (1)
Servicing assets	$15,221	$15,878
Available for sale securities:
Non-agency CMO (2)	11,734	11,568
Loans receivable:
Construction	329,185	452,386

(1)	Maximum exposure to loss is a required disclosure under GAAP and represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

(2)	Refers to book value of residual interest from two private placements (Refer to Investment Securities disclosure above). These transactions are structured without recourse, so as servicers our exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the SPE’s assets.
33. Segment Information
The Company operates in three reportable segments: mortgage banking activities, banking (including thrift operations) and insurance agency activities. The Company’s segment reporting is organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. The Company opened its first Florida branch during the third quarter of 2010.

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

	Quarter Ended September 30, 2010
				Intersegment
(In thousands)	Mortgage Banking	Banking	Insurance Agency	Eliminations (1)	Total
Net interest income	$1,001	$36,714	$—	$1,456	$39,171
Provision for loan and lease losses	416	18,919	—	—	19,335
Non-interest income	19,326	32,068	2,969	(12,653)	41,710
Income (loss) before income taxes	5,598	(14,441)	2,325	(8,598)	(15,116)
Net income (loss)	4,600	(16,386)	1,372	(8,598)	(19,012)
Identifiable assets	1,742,082	8,364,097	13,547	(1,043,624)	9,076,102

	Quarter Ended September 30, 2009
	Mortgage		Institutional	Insurance	Intersegment
(In thousands)	Banking	Banking	Securities	Agency	Eliminations (1)	Totals
Net interest income	$3,713	$39,046	$—	$—	$850	$43,609
(Recovery) provision for loan and lease losses	(1,188)	6,067	—	—	—	4,879
Non-interest income	10,778	17,547	—	2,381	(3,818)	26,888
Income before income taxes	5,487	169	—	1,693	(995)	6,354
Net income (loss)	14,624	(3,467)	—	3,047	(995)	13,209
Identifiable assets	1,666,658	9,137,468	1,659	20,273	(802,382)	10,023,676

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

	Nine Month Period Ended September 30, 2010
	Mortgage			Intersegment
(In thousands)	Banking	Banking	Insurance Agency	Eliminations(1)	Total
Net interest income	$6,455	$111,824	$—	$4,718	$122,997
Provision for loan and lease losses	6,703	71,170	—	—	77,873
Non-interest income (loss)	34,889	(64,480)	7,831	(20,136)	(41,896)
(Loss) income before income taxes	(22,418)	(219,583)	5,935	(8,848)	(244,914)
Net (loss) income	(23,773)	(226,709)	3,504	(8,848)	(255,826)
Identifiable assets	1,742,082	8,364,097	13,547	(1,043,624)	9,076,102

	Nine Month Period Ended September 30, 2009
	Mortgage		Institutional	Insurance	Intersegment
(In thousands)	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
Net interest income	$11,904	$107,109	$—	$—	$2,756	$121,769
(Recovery) provision for loan and lease losses	(3,584)	42,221	—	—	—	38,637
Non-interest income	34,962	30,434	—	7,369	(25,163)	47,602
Income (loss) before income taxes	9,397	(42,572)	—	5,588	(16,895)	(44,482)
Net income (loss)	31,729	(45,105)	—	5,651	(17,140)	(24,865)
Identifiable assets	1,666,658	9,137,468	1,659	20,273	(802,382)	10,023,676

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

	Quarter Ended September 30, 2010
(In thousands)	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$34,095	$4,832	$244	$39,171
Provision for loan and lease losses	18,792	543	—	19,335
Non-interest income	41,251	731	(272)	41,710
(Loss) income before income taxes	(15,194)	78	—	(15,116)
Net loss	(18,616)	(396)	—	(19,012)
Identifiable assets	8,665,372	952,274	(541,544)	9,076,102

	Quarter Ended September 30, 2009
(In thousands)	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$41,081	$2,402	$126	$43,609
Provision for loan and lease losses	4,493	386	—	4,879
Non-interest income	26,593	449	(154)	26,888
Income (loss) before income taxes	6,823	(470)	1	6,354
Net income (loss)	15,286	(2,078)	1	13,209
Identifiable assets	9,927,588	360,916	(264,828)	10,023,676

	Nine Month Period Ended September 30, 2010
(In thousands)	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$110,726	$11,708	$563	$122,997
Provision for loan and lease losses	76,815	1,058	—	77,873
Non-interest (loss) income	(43,930)	2,678	(644)	(41,896)
(Loss) income before income taxes	(247,003)	2,089	—	(244,914)
Net (loss) income	(256,316)	490	—	(255,826)
Identifiable assets	8,665,372	952,274	(541,544)	9,076,102

	Nine Month Period Ended September 30, 2009
(In thousands)	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$113,238	$8,200	$331	$121,769
Provision for loan and lease losses	38,049	588	—	38,637
Non-interest income	46,684	1,332	(414)	47,602
(Loss) income before income taxes	(47,366)	2,884	—	(44,482)
Net (loss) income	(24,996)	376	(245)	(24,865)
Identifiable assets	9,927,588	360,916	(264,828)	10,023,676

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
•	developments in the regulatory and legal environment for public companies and financial services companies in the United States (including Puerto Rico) as a result of, among other things, the adoption in July 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations to be adopted thereunder by various federal and state securities and banking regulatory agencies;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	the strategies adopted by the FDIC and the three acquiring banks in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with the three Puerto Rico banks that failed in April 2010 may adversely affect real estate values in Puerto Rico;

•	to the extent we make any acquisitions, including FDIC-assisted acquisitions of assets and liabilities of failed banks, risks and difficulties relating to combining the acquired operations with our existing operations;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2009 Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC; and

•	the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as updated in Part II, Item 1A “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and as updated from time to time in the Company’s future reports filed with the SEC.

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
OVERVIEW OF RESULTS OF OPERATIONS
Net loss for the quarter ended September 30, 2010 totaled $19.0 million, compared to a net income of $13.2 million for the comparable 2009 period. Doral Financial’s performance for the third quarter of 2010, compared to the third quarter of 2009 was primarily due to (i) an increase of $17.4 million in non-interest expenses; (ii) an increase in non-interest income of $14.8 million; (iii) an increase of $14.5 million in provision for loan and lease losses; (iv) a decrease of $4.4 million in net interest income; (v) and an increase of $10.8 million in tax expense.
The Company’s financial results and condition for the quarter ended September 30, 2010 included the following:
•	Net loss attributable to common shareholders for the third quarter of 2010 totaled $21.4 million, and resulted in a loss per share of $0.19, compared to net income attributable to common shareholders for the corresponding 2009 period of $10.0 million, or earnings per share of $0.17. For further information please refer to Note 29 of the accompanying financial statements.

•	Net interest income for the third quarter of 2010 was $39.2 million, compared to $43.6 million for the corresponding period in 2009. The decrease of $4.4 million in net interest income for 2010, compared to 2009, was due to a decrease in interest income of $14.5 million, or 12.8%, partially offset by a decrease in interest expense of $10.1 million, or 14.4%. The decrease in interest income was driven by lower average interest-earning assets, primarily mortgage-backed securities (“MBS”) and investment securities due to the sale of MBS during the third quarter of 2010, the sale of non-agency collateralize mortgage obligations (“CMOs”) during the second quarter of 2010 as well as sales of MBS and investment securities late in 2009. In addition, asset yields are being adversely affected by the higher level of non-performing loans and yield concessions on loan restructurings. The decrease in interest expense was driven by lower average borrowings primarily driven by efforts to reduce excess liquidity associated to the de-leveraging of investment securities.

•	The provision for loan and lease losses for the quarter ended September 30, 2010 totaled $19.3 million, an increase of $14.5 million over the $4.9 million provision for the corresponding 2009 period. The increase in the provision for loan and lease losses for the third quarter of 2010 largely resulted from an $8.4 million charge for a large current commercial real estate loan and for $5.4 million charge related to certain restructured residential mortgage loans.

•	Non-interest income for the third quarter of 2010 was $41.7 million, an increase of $14.8 million compared to non-interest income of $26.9 million for the corresponding 2009 period. The increase in non-interest income for the third quarter of 2010, compared to the same period in 2009, was driven by a net gain on the sale of securities of $14.4 million, net of cost to terminate related borrowings, as the Company strategically deleveraged by selling $660.0 million of MBS.

•	Non-interest expense for the third quarter of 2010 was $76.7 million, compared to $59.3 million for the corresponding period in 2009. The $17.4 million increase in non-interest expenses for the third quarter of 2010 was due to (i) higher professional services of $6.8 million due to expenses incurred in the Company’s capital raise, preferred stock exchange, participation in bids for FDIC assisted transactions, sale of non-performing assets and the defense of the Company’s former officers, (ii) an increase of $3.7 million in expenses related to other real estate owned (“OREO”) due primarily to losses on OREO sales during the third quarter of 2010, and (iii) an increase of $3.3 million in compensation and benefits resulting from an increase in the Company’s headcount.

•	An income tax expense of $3.9 million for the third quarter of 2010, compared to an income tax benefit of $6.9 million for the corresponding period in 2009. The income tax expense for the third quarter of 2010 is related to taxes on U.S. source income and taxes on profitable Puerto Rico entities, whereas the 2009 tax benefit was related to the effect on deferred tax assets (“DTAs”) of certain tax agreements.
•	The Company reported cumulative other comprehensive income of $18.5 million as of September 30, 2010, compared to other comprehensive loss of $103.9 million for the corresponding 2009 period. The Company’s cumulative other comprehensive income as of September 30, 2010 resulted primarily from the sale of the Company’s non-agency CMOs during the second quarter of 2010, that realized a loss of approximately $129.7 million at the time of sale.

•	Doral Financial’s loan production for the third quarter of 2010 was $420.3 million, compared to $248.5 million for the comparable 2009 period, an increase of approximately 69.1%. The increase in loan production for the third quarter of 2010 was due to an increase in the U.S. commercial loan portfolio as a result of loan production generated by the Company’s U.S. based middle market syndicated lending unit which is engaged in acquiring participation interests in credit facilities in the syndicated loan market and to an increase in construction loans largely due to the issuance of a note receivable of $96.9 million related to the sale of a construction loan portfolio to a third party.

•	Assets as of September 30, 2010 totaled $9.1 billion compared to $10.2 billion as of December 31, 2009, a decrease of $1.1 billion or 11.3%. The decrease in assets was due to a decrease of $1.3 billion in the Company’s investment securities portfolio that resulted from a combination of a sale of $2.3 billion of MBS, primarily CMOs, partially offset by purchases totalling $1.4 billion, primarily of shorter duration mortgage-backed securities, as part of interest rate risk management strategies. There were also increases of $37.0 million in cash and interest-earning assets and in net loans of $144.7 million.

•	Total deposits of $4.8 billion increased $118.1 million, or 2.5%, over deposits of $4.6 billion as of December 31, 2009. The year-to-date deposit increase resulted from a $209.3 million, or 10.5%, in retail deposits and a $91.2 million, or 3.4%, decrease in brokered deposits.

•	Non-performing loans (“NPL”) as of September 30, 2010 were $741.0 million, a decrease of $97.0 million compared to December 31, 2009. During the third quarter of 2010, the Company sold certain construction loans and OREO to a third party resulting in a reduction of $63.2 million in construction and land loans that were non-performing. Non-performing assets (“NPA”) as of September 30, 2010 were $970.7 million, an increase of $28.1 million compared to December 31, 2009. Non-performing FHA guaranteed loans, which are guaranteed by an agency of the United States government and present little credit risk to Doral, were $124.8 million, an increase of $114.5 million from December 31, 2009.

Table A
Selected Financial Data

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands, except for share data)	2010	2009	2010	2009
Selected Income Statement Data:
Interest income	$98,883	$113,403	$309,188	$344,475
Interest expense	59,712	69,794	186,191	222,706

Net interest income	39,171	43,609	122,997	121,769
Provision for loan and lease losses	19,335	4,879	77,873	38,637

Net interest income after provision for loan and lease losses	19,836	38,730	45,124	83,132
Non-interest income (loss)	41,710	26,888	(41,896)	47,602
Non-interest expenses	76,662	59,264	248,142	175,216

(Loss) income before income taxes	(15,116)	6,354	(244,914)	(44,482)
Income tax expense (benefit)	3,896	(6,855)	10,912	(19,617)

Net (loss) income	$(19,012)	$13,209	$(255,826)	$(24,865)

Net (loss) income attributable to common shareholders	$(21,427)	$10,000	$(235,935)	$(30,091)

Net (loss) income per common share(1)	$(0.19)	$0.17	$(2.92)	$(0.54)

Accrued dividends, preferred stock	$2,415	$3,209	$6,694	$14,595
Preferred stock exchange premium, net	$—	$—	$(26,585)	$(9,369)
Book value per common share	$4.42	$7.14	$4.42	$7.14
Preferred shares outstanding at end of period	5,811,391	7,709,704	5,811,391	7,709,704
Weighted average common shares outstanding	112,165,805	57,764,002	80,841,687	55,432,220
Common shares outstanding at end of period	127,293,756	57,764,002	127,293,756	57,764,002

Selected Balance Sheet Data at Period End:
Total investment securities	$1,641,560	$3,550,760	$1,641,560	$3,550,760
Total loans, net(2)	5,840,711	5,565,902	5,840,711	5,565,902
Allowance for loan and lease losses (“ALLL”)	119,263	142,089	119,263	142,089
Servicing assets, net	113,834	116,958	113,834	116,958
Total assets	9,076,102	10,023,676	9,076,102	10,023,676
Deposits	4,761,089	4,215,314	4,761,089	4,215,314
Total borrowings	3,126,109	4,590,265	3,126,109	4,590,265
Total liabilities	8,161,757	9,143,556	8,161,757	9,143,556
Preferred equity	352,082	467,641	352,082	467,641
Common equity	562,263	412,479	562,263	412,479
Total stockholders’ equity	914,345	880,120	914,345	880,120

Selected Average Balance Sheet Data for Period End: (3)
Total investment securities	$2,169,893	$3,210,929	$2,457,233	$3,429,271
Total loans(2)	5,945,860	5,671,294	5,887,592	5,644,597
Total interest-earning assets	8,775,719	9,260,630	9,006,074	9,438,482
Total assets	9,515,416	9,816,670	9,709,991	9,993,780
Deposits	4,853,278	4,180,747	4,717,386	4,143,168
Total borrowings	3,457,285	4,379,885	3,735,531	4,569,090
Total interest-bearing liabilities	8,055,761	8,325,996	8,209,502	8,469,155
Preferred equity	395,197	467,641	430,341	529,923
Common equity	544,933	377,211	494,449	326,990
Total stockholders’ equity	940,130	844,852	924,790	856,913

Operating Data:
Loan production	$420,284	$248,529	$1,089,509	$782,807
Loan servicing portfolio (4)	8,233,291	8,917,697	8,233,291	8,917,697
Selected Financial Ratios:
Performance:
Net interest margin	1.77%	1.87%	1.83%	1.72%
Return on average assets (3)	(0.79)%	0.53%	(3.52)%	(0.33)%
Return on average common equity(3)(5)	(15.60)%	10.52%	(70.99)%	(16.13)%
Capital:
Leverage ratio	8.31%	8.46%	8.31%	8.46%
Tier 1 risk-based capital ratio	13.72%	13.53%	13.72%	13.53%
Total risk-based capital ratio	14.98%	15.34%	14.98%	15.34%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	16.75%	16.72%	16.75%	16.72%
Total NPAs as percentage of consolidated total assets	10.70%	9.08%	10.70%	9.08%
ALLL as a percentage of loans receivable outstanding, at end of period	2.12%	2.68%	2.12%	2.68%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans)	2.20%	2.71%	2.20%	2.71%
ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings)	3.66%	n/a	3.66%	n/a
ALLL to non-performing loans (excluding NPLs held for sale)	16.18%	17.69%	16.18%	17.69%
ALLL plus partial charge-offs and discounts to non-performing loans (excluding NPLs held for sale)	27.27%	n/a	27.27%	n/a
Provision for loan and lease losses to net charge-offs	55.27%	51.04%	78.36%	135.25%
Net charge-off’s to average loan receivable outstanding	0.62%	0.18%	1.79%	0.54%
ALLL to net charge-offs on an annualized basis	85.92%	374.68%	89.76%	372.01%
Other ratios:
Average common equity to average assets(3)	5.73%	3.84%	5.09%	3.27%
Tier 1 common equity to risk-weighted assets	7.51%	6.45%	7.51%	6.45%

(1)	For the quarters and nine month periods ended September 30, 2010 and 2009, net (loss) income per common share represents the basic and diluted (loss) income per common share, respectively, for each of the periods presented.

(2)	Includes loans held for sale.

(3)	Average balances are computed on a daily basis.

(4)	Represents the total portfolio of loans serviced for third parties. Excludes $4.5 billion and $4.4 billion of mortgage loans owned by Doral Financial at September 30, 2010 and 2009, respectively.

(5)	Excludes the effect of the preferred stock exchange inducement.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of September 30, 2010. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” in the Company’s 2009 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, please refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
NET INTEREST INCOME
Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk resulting from the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a longer period to repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short-term interest rates. Please refer to “Risk Management” below for additional information on the Company’s exposure to interest rate risk.
Third Quarter 2010 vs. Third Quarter 2009 — Net interest income for the quarter ended September 30, 2010 totaled $39.2 million, compared to $43.6 million for the corresponding 2009 period, a decrease of $4.4 million, or 10.2%. The decrease in net interest income for the third quarter of 2010, compared to the corresponding period in 2009, was the result of a reduction in interest income of $14.5 million, or 12.8%, partially offset by a reduction in interest expense of $10.1 million, or 14.4%. The reduction in interest income was mainly due to (i) a reduction of $13.8 million in interest income on MBS primarily due to a reduction in the average balance of MBS of $845.5 million as a result of sales of MBS and non-agency CMOs in the second and third quarters of 2010 and (ii) a decrease in interest income on investment securities of $1.5 million due to a decrease in the average balance of other investment securities of $193.7 million. During the third quarter of 2010, the Company sold $660.0 million in MBS. Also, in April 2010, the Company sold $378.0 million of non-agency CMOs, as part of its actions to position itself to bid on failing Puerto Rico banks and improve asset quality. These decreases in interest income were offset by an increase of $0.9 million in interest income of loans driven by an increase in the average balance of loans of $274.6 million partially offset by a decrease in interest income due to the high level of non-performing loans and higher level of restructured loans with yield concessions during 2010.
The decrease in interest expense was the result of (i) a decrease of $6.4 million in interest expense on repurchase agreements, mainly driven by a decrease in the average balance of repurchase agreements of $268.7 million related to the unwinding of $274.0 million in repurchase agreements during the quarter as a result of the securities sold; (ii) a decrease of $4.8 million in interest on advances from FHLB primarily due to a reduction in the average balance of advances from FHLB of $484.9 million, net of an increase of 3 basis points in the average cost of advances; these decreases in interest expense were partially offset by (iii) an increase in interest expense on notes payable of $1.5 million as a result of the $250.0 million debt issued under the CLO at a rate of 3-month LIBOR plus 1.85%, and increasing the average balance of notes payable by $224.5 million for the quarter; and (iv) an increase of $0.3 million in interest expense on deposits primarily due to the increase of average deposits by $652.4 million, or 16.5%, as a result of the Company’s organic and brokered deposit growth in 2009 and efforts to capture deposits after the market consolidation in the second quarter of 2010.
Average interest-earning assets decreased $484.9 million, from $9.3 billion for the third quarter of 2009 to $8.8 billion for the corresponding 2010 period, while average interest-bearing liabilities decreased $270.2 million, from $8.3 billion to $8.1 billion, for the same periods.

Net interest margin decreased 10 basis points to 1.77% for the quarter ended September 30, 2010 from 1.87% for the quarter ended September 30, 2009 due to the excess cash generated from the third quarter of 2010 security sales and CLO financing.
Nine Month Period Ended September 30, 2010 vs. Nine Month Period Ended September 30, 2009 — Net interest income for the nine month period ended September 30, 2010 totaled $123.0 million, compared to $121.8 million for the corresponding 2009 period, an increase of $1.2 million, or 1.0%. The $1.2 million increase in net interest income for the nine month period ended September 30, 2010, compared to the corresponding period in 2009, was driven by a decrease in interest expense of $36.5 million, partially offset by a decrease in interest income of $35.3 million. The decrease in interest expense was driven by a decrease of 49 basis points in the average rate of interest bearing liabilities and by a $259.7 million, or 3.1%, decrease in average interest bearing liabilities. The reduction in interest expense was the result of (i) a decrease of $14.5 million, or 14.8%, in interest on deposits resulting from an increase in average of interest bearing deposits of $573.9 million with a 86 basis point decrease in the cost of deposits driven by the Company’s pricing strategy and campaigns to expand its deposit base as a result of bank failures in P.R. during the second quarter of 2010; (ii) a decrease of $9.9 million in interest on advances from FHLB due to a reduction in the average balance of advances from FHLB of $319.0 million partially offset by an decrease of 3 basis points in the average cost of advances; (iii) a decrease of $9.3 million in interest on repurchase agreements, mainly driven by a general decline in average rates of 66 basis points and a decrease in the average balance of repurchase agreements of $22.1 million; (iv) a decrease in interest on loans payable of $3.0 million due to a decrease in average rates of 93 basis points since the loans are indexed to the 3-month LIBOR, together with a reduction in the average balance of loans payable of $32.6 million as a result of repayment of certain loans; partially offset by (v) an increase in the interest expense of notes payable of $1.3 million resulting from a $250.0 million debt issue under the CLO in July 2010 at a rate of 3-month LIBOR plus 1.85%.
The reduction in interest income was due to (i) a reduction of $26.6 million in interest income on MBS primarily due to a reduction in the average balance of MBS of $653.9 million as a result of sales of non-agency CMOs in the second quarter of 2010 and other MBS during the third quarter of 2010; (ii) a decrease in interest income on investment securities of $7.7 million due to a decrease in the average balance of other investment securities of $318.1 million; and (iii) a decrease of $1.6 million in interest income on loans due to higher non-performing loans and the higher level of restructured loans with yield concessions. During the third quarter of 2010, the Company sold $660.0 million in MBS. Also, in April 2010, the Company sold $378.0 million of non-agency CMOs as part of its actions to position itself to bid on failing Puerto Rico banks and improve asset quality, as well as sales of approximately $1.2 billion during the first quarter of 2010 of MBS and other debt securities as part of the execution of its strategy to de-lever the balance sheet while continuing to shorten the duration of the investment portfolio.
Average interest-earning assets decreased $432.4 million, from $9.4 billion for the nine month period ended September 30, 2009 to $9.0 billion for the corresponding 2010 period, while average interest-bearing liabilities decreased $259.7 million, from $8.5 billion to $8.2 billion, for the same periods. Lower interest expense on borrowings was driven by a reduction in the average of borrowings of $833.6 million due to the use of excess liquidity to pay down expiring borrowings. There was also a shift in the composition of average interest bearing liabilities from higher cost borrowing to lower cost deposits.
The repositioning of the balance sheet during 2010, and other management actions, resulted in a 11 basis point improvement in net interest margin from 1.72% for the nine month period ended September 30, 2009 to 1.83% for the nine month period ended September 30, 2010.
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

Table B
Average Balance Sheet and Summary of Net Interest Income

	Quarters Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,945,860	$79,518	5.31%	$5,671,294	$78,653	5.50%
Mortgage-backed securities	2,117,825	16,266	3.05%	2,963,276	30,026	4.02%
Interest-only strips (“IOs”)	45,882	1,580	13.66%	47,760	1,347	11.19%
Investment securities	6,186	74	4.75%	199,893	1,580	3.14%
Other interest-earning assets	659,966	1,445	0.87%	378,407	1,797	1.88%

Total interest-earning assets/interest income	8,775,719	$98,883	4.47%	9,260,630	$113,403	4.86%

Total non-interest-earning assets	739,697			556,040

Total assets	$9,515,416			$9,816,670

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,598,476	$28,920	2.50%	$3,946,111	$28,615	2.88%
Repurchase agreements	1,571,941	11,372	2.87%	1,840,621	17,770	3.83%
Advances from FHLB	1,072,594	10,961	4.05%	1,557,503	15,778	4.02%
Other short-term borrowings	—	—	—%	358,348	227	0.25%
Loans payable	314,845	1,764	2.22%	350,012	2,226	2.52%
Notes payable	497,905	6,695	5.38%	273,401	5,178	7.57%

Total interest-bearing liabilities/interest expense	8,055,761	$59,712	2.94%	8,325,996	$69,794	3.33%

Total non-interest-bearing liabilities	519,525			645,822

Total liabilities	8,575,286			8,971,818
Stockholders’ equity	940,130			844,852

Total liabilities and stockholders’ equity	$9,515,416			$9,816,670

Net interest-earning assets	$719,958			$934,634

Net interest income on a non-taxable equivalent basis		$39,171			$43,609

Interest rate spread (3)			1.53%			1.53%
Interest rate margin (4)			1.77%			1.87%
Net interest-earning assets ratio (5)			108.94%			111.23%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.1 million and $0.3 million for the third quarter of 2010 and 2009, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spreads represents the difference between the weighted-average yield on interest-earning assets and the weighted-average yield on interest bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

Table C
Average Balance Sheet and Summary of Net Interest Income

	Nine Month Periods Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,887,592	$239,867	5.45%	$5,644,597	$241,486	5.72%
Mortgage-backed securities	2,368,022	58,055	3.28%	3,021,946	84,663	3.75%
Interest-only strips (“IOs”)	45,178	4,614	13.65%	48,832	4,550	12.46%
Investment securities	44,033	1,522	4.62%	358,493	9,252	3.45%
Other interest-earning assets	661,249	5,130	1.04%	364,614	4,524	1.66%

Total interest-earning assets/interest income	9,006,074	$309,188	4.59%	9,438,482	$344,475	4.88%

Total non-interest-earning assets	703,917			555,298

Total assets	$9,709,991			$9,993,780

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,473,971	$83,207	2.49%	$3,900,065	$97,694	3.35%
Repurchase agreements	1,788,474	43,134	3.22%	1,810,589	52,483	3.88%
Advances from FHLB	1,269,055	37,855	3.99%	1,588,021	47,780	4.02%
Other short-term borrowings	6,722	15	0.30%	538,182	1,069	0.27%
Loans payable	324,775	5,089	2.09%	357,389	8,073	3.02%
Notes payable	346,505	16,891	6.50%	274,909	15,607	7.57%

Total interest-bearing liabilities/interest expense	8,209,502	$186,191	3.03%	8,469,155	$222,706	3.52%

Total non-interest-bearing liabilities	575,699			667,712

Total liabilities	8,785,201			9,136,867
Stockholders’ equity	924,790			856,913

Total liabilities and stockholders’ equity	$9,709,991			$9,993,780

Net interest-earning assets	$796,572			$969,327

Net interest income on a non-taxable equivalent basis		$122,997			$121,769

Interest rate spread (3)			1.56%			1.36%
Interest rate margin (4)			1.83%			1.72%
Net interest-earning assets ratio (5)			109.70%			111.45%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.5 million and $0.9 million for the nine months periods ended September 30, 2010 and 2009, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average yield on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.
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

Table D
Net Interest Income Variance Analysis

	Quarter Ended September 30,
	2010 Compared to 2009
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Total loans	$3,685	$(2,820)	$865
Mortgage-backed securities	(8,148)	(5,612)	(13,760)
Interest-only strips	(67)	300	233
Investment securities	(2,122)	616	(1,506)
Other interest-earning assets	901	(1,253)	(352)

Total Interest Income Variance	$(5,751)	$(8,769)	$(14,520)

Interest Expense Variance
Deposits	$4,333	$(4,028)	$305
Repurchase agreements	(3,398)	(3,000)	(6,398)
Advances from FHLB	(5,740)	923	(4,817)
Other short-term borrowings	(227)	—	(227)
Loans payable	(287)	(175)	(462)
Notes payable	3,111	(1,594)	1,517

Total Interest Expense Variance	$(2,208)	$(7,874)	$(10,082)

Net Interest Income Variance	$(3,543)	$(895)	$(4,438)

Table E
Net Interest Income Variance Analysis

	Nine Month Period Ended September 30,
	2010 Compared to 2009
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Total loans	$10,119	$(11,738)	$(1,619)
Mortgage-backed securities	(17,556)	(9,052)	(26,608)
Interest-only strips	(356)	420	64
Investment securities	(10,301)	2,571	(7,730)
Other interest-earning assets	2,721	(2,115)	606

Total Interest Income Variance	$(15,373)	$(19,914)	$(35,287)

Interest Expense Variance
Deposits	$8,705	$(23,192)	$(14,487)
Repurchase agreements	(3,425)	(5,924)	(9,349)
Advances from FHLB	(12,481)	2,556	(9,925)
Other short-term borrowings	(1,181)	127	(1,054)
Loans payable	(1,576)	(1,408)	(2,984)
Notes payable	3,301	(2,017)	1,284

Total Interest Expense Variance	$(6,657)	$(29,858)	$(36,515)

Net Interest Income Variance	$(8,716)	$9,944	$1,228

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management considering all losses inherent in the portfolio and based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, individual assessment of significant impaired loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect Doral Financial’s net income in future periods.
The provision for loan and lease losses for the third quarter of 2010, reflected an increase of $14.5 million compared to the third quarter of 2009, primarily in the commercial real estate and commercial and industrial portfolios, partially offset by lower provisions in the residential mortgage portfolio. The higher provision for loan and lease losses in 2010 for commercial real estate and commercial and industrial loans was due primarily to a downgrade on a performing syndicated commercial real estate loan resulting in an additional provision of $8.4 million as well as a $3.0 million (for both commercial real estate and commercial and industrial loans) provision resulting from a reduction in the threshold for individual impairment evaluation. Previously, only commercial real estate and commercial and industrial loans over $1.0 million were measured individually for impairment. In the third quarter of 2010 all such loans greater than $50,000 were measured for impairment. The lower provision for residential mortgage loans was driven by lower delinquencies as a result of loss mitigation and collection efforts offset in part by the effect on the reserve of restructuring loans that provide for a lower interest rate.
Doral Financial’s provision for loan and lease losses for the nine month period ended September 30, 2010 was $77.9 million, compared to $38.6 million for the corresponding 2009 period. The $39.3 million increase in the provision during 2010 compared to 2009 was due to higher non-performing loans, the effect of charge-offs related to foreclosed loans, and the transfer of certain construction loans to the held for sale, higher loss mitigation volume and an increase in severities (in the determination of the provision) due to a strategic decision to accelerate OREO dispositions.
The increase in the provision for loan and lease losses for 2010 was driven by increases in the provision for residential mortgage, commercial real estate and construction and land portfolios. The provision increase reflects the higher level of estimated deterioration in the loan portfolio over the period in the current year compared to 2009. In addition, the transfer of construction loans to held for sale increased the provision $12.6 million in the second quarter of 2010, the decision to accelerate foreclosure sales increased the provision for mortgage loans $8.0 million in the second quarter of 2010, an $8.4 million provision was required for a performing syndicated loan in the third quarter of 2010, and a $3.0 million provision increase resulted from a reduction in the threshold for individual impairment evaluation in the third quarter of 2010. The provision for construction and land loans reflected an increase of $10.3 million due primarily to an additional provision of $12.6 million on the transfer of certain construction loans to held for sale in the second quarter of 2010.
The provision for loan and lease losses for the nine month period ended September 30, 2010, was offset by net charge-offs of $99.4 million, which included $35.8 million related to the reclassification of certain construction loans to the held for sale portfolio, $8.8 million related to the classified syndicated loan, as well as charge-offs of previously reserved balances. Also, net charge offs on residential mortgage loans increased due to the implementation at the beginning of 2010 of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loan and lease losses.
Perhaps the sector of the economy most affecting Doral Financial, directly and indirectly, is the sale of new home construction in Puerto Rico. For the quarter ended September 30, 2010, the market absorption of new construction homes continued at a low level. The slowdown in new construction has resulted in lost jobs, which has further increased mortgage and commercial loan delinquencies as the overall level of economic activity declines. The Company expects that absorption will continue to be at low levels due to the current economic environment. In September 2010, the Governor of PR signed into a law Act. No. 132 of 2010, which established various housing, tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives,which include reductions relating to capital gains, property taxes and property recording fees and stamps, will be effective until June 30, 2011.
Please refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

NON-INTEREST INCOME (LOSS)
Table F

	Quarters Ended			Nine Month Periods Ended
	September 30,			September 30,
(In thousands)	2010	2009	Variance	2010	2009	Variance
Net other-than-temporary impairment losses	$—	$(7,310)	$7,310	$(13,259)	$(14,105)	$846
Net gain on mortgage loan sales and fees	302	2,637	(2,335)	4,679	7,654	(2,975)
Net gain on securities held for trading	3,979	661	3,318	6,558	2,444	4,114
Gain on IO valuation	4,254	3,896	358	8,770	3,903	4,867
Gain (loss) on MSR economic hedge	1,391	3,405	(2,014)	7,875	(10,791)	18,666
Loss on derivatives	(859)	(1,490)	631	(3,768)	(2,208)	(1,560)

Net gain (loss) on trading activities	8,765	6,472	2,293	19,435	(6,652)	26,087
Net gain (loss) on investment securities	17,077	1,024	16,053	(93,713)	5,821	(99,534)
Loss on early repayment of debt	(2,641)	—	(2,641)	(5,662)	—	(5,662)
Servicing income:
Servicing fees	6,780	6,970	(190)	21,405	21,945	(540)
Late charges	2,602	2,041	561	6,984	6,376	608
Prepayment penalties	132	21	111	127	283	(156)
Other servicing fees	225	122	103	697	396	301
Interest loss on serial notes and others	(278)	497	(775)	(5,884)	(3,366)	(2,518)
Mark-to-market adjustment of servicing assets	(1,051)	2,299	(3,350)	(9,529)	(2,499)	(7,030)

Total servicing income	8,410	11,950	(3,540)	13,800	23,135	(9,335)
Commissions, fees and other income:
Retail banking fees	6,940	7,487	(547)	21,282	21,696	(414)
Insurance agency commissions	2,969	2,381	588	7,747	7,268	479
Other (loss) income	(112)	2,247	(2,359)	3,795	2,785	1,010

Total commissions, fees and other income	9,797	12,115	(2,318)	32,824	31,749	1,075

Total non-interest income (loss)	$41,710	$26,888	$14,822	$(41,896)	$47,602	$(89,498)

Third Quarter 2010 vs. Third Quarter 2009 — Non-interest income of $41.7 million for the third quarter of 2010 increased by $14.8 million over the third quarter of 2009, primarily the result of a net $14.4 million gain on sales of mortgage-backed securities offset by loss on repayment of certain debt funding the securities of $2.6 million during the quarter. Other significant variances between the two periods were as follows:
•	There was no OTTI during the third quarter of 2010 resulting in positive variance of $7.3 million.

•	An increase of $2.3 million in net gain on trading activities was resulted from:
o	A gain of $4.0 million on sales of securities held for trading during the quarter compared to $0.6 million for the corresponding 2009 period due largely to market value changes of securities classified as trading.

o	A gain on the IO valuation of $4.3 million compared to $3.9 million for the third quarter of 2009 was driven by decreases in market interest rates.

o	A gain on the MSR economic hedge of $1.4 million compared to $3.4 million for the corresponding 2009 period. The lower gain on the MSR economic hedge was due to a reduction in the notional amount of the economic hedge so as to more closely match the risk being hedged and loss market volatility.
•	Servicing income of $8.4 million for the third quarter of 2010 compared to servicing income of $12.0 million for the corresponding 2009 period. The decrease in servicing income was due to:
o	A loss of $1.1 million in the value of the mortgage servicing asset (“MSR”) driven by a reduction in serviced loan balance $684.4 million, offset in part by changes in inputs and assumptions. The third quarter of 2009 included a gain of $2.3 million in the value of the MSR due primarily to a decrease in prepayment speeds caused by higher interest rates during the third quarter of 2009.

•	A decrease of $2.3 million in commissions, fees and other income driven by a gain of $2.0 million recognized during the third quarter of 2009 from the redemption of shares of VISA, Inc., pursuant to their global restructuring agreement.
Nine Month Period Ended September 30, 2010 vs. Nine Month Period Ended September 30, 2009 — The non-interest loss of $41.9 million reflects a decrease in total non-interest income of $89.5 million compared to non-interest income of $47.6 million for the nine month period ended September 30, 2009. Significant variances in non-interest income for the nine month period ended September 30, 2010 compared to the same period in 2009 were as follows:
•	A net loss on investment securities of $93.7 million resulted from a loss of $136.7 million during the second quarter of 2010, from the sale of certain non-agency CMOs with an amortized cost basis of $378.0 million, offset in part by the sale of certain agency securities in the first and third quarters of 2010 that generated net gains of $26.4 million and $17.1 million, respectively, together with a loss of an early repayment of debt of $5.7 million.

•	A net gain on trading activities of $19.4 million compared to a loss of $6.7 million for the corresponding 2009 period driven by:
o	A gain on the MSR economic hedge of $7.9 million compared to a loss of $10.8 million for the corresponding 2009 period primarily due to a change in the hedging strategy during the second quarter of 2009.

o	A gain on the IO valuation of $8.8 million compared to $3.9 million for the third quarter of 2009, driven by decreases in the market interest rates.

o	A gain of $6.6 million on securities held for trading compared to $2.4 million for the corresponding 2009 period as declining interest rates have increased the value of the security holdings.
•	A reduction of $9.3 million in servicing income compared to $23.1 million for the nine month period ended September 30, 2009 driven by:
o	A $5.9 million interest loss on servicing advances primarily related to the repurchase of certain GNMA defaulted loans during the second quarter of 2010 that generated a loss of $4.2 million.

o	A reduction of $7.0 million in the value of the mortgage servicing asset due to changes in inputs and assumptions and a reduction in loan balances.
•	An increase in other income of $1.1 million primarily driven by a higher gain on redemption of shares of VISA, Inc. during 2010 compared to 2009.

NON-INTEREST EXPENSE
Table G

	Quarters Ended			Nine Month Periods Ended
	September 30,			September 30,
(In thousands)	2010	2009	Variance	2010	2009	Variance
Compensation and benefits	$17,728	$14,459	$3,269	$54,478	$53,110	$1,368
Professional services	14,010	7,252	6,758	43,222	20,770	22,452
FDIC insurance expense	4,895	5,468	(573)	15,660	13,549	2,111
Communication expenses	4,446	4,208	238	12,446	12,621	(175)
Occupancy expenses	4,259	3,788	471	12,562	10,703	1,859
EDP expenses	3,697	3,968	(271)	10,354	10,751	(397)
Depreciation and amortization	3,178	3,086	92	9,435	9,756	(321)
Taxes, other than payroll and income taxes	2,820	2,567	253	7,975	7,478	497
Recourse provision	2,149	1,124	1,025	3,406	3,159	247
Advertising	1,978	1,806	172	7,549	4,678	2,871
Office expenses	1,595	1,430	165	3,992	4,099	(107)
Corporate insurance	1,490	1,210	280	4,016	3,403	613
Other	7,458	5,674	1,784	17,258	15,465	1,793

	69,703	56,040	13,663	202,353	169,542	32,811
Other reserves and OREO:
Reserve on Lehman Brothers, Inc. claim receivable	—	—	—	10,819	—	10,819
OREO lower of cost or market adjustments	2,935	3,503	(568)	29,207	5,423	23,784
Loss (gain) on sales of OREO	2,905	(589)	3,494	2,966	(1,068)	4,034
OREO other related expenses	1,119	310	809	2,797	1,319	1,478

	6,959	3,224	3,735	45,789	5,674	40,115

Total non-interest expense	$76,662	$59,264	$17,398	$248,142	$175,216	$72,926

Third Quarter 2010 vs. Third Quarter 2009 — Non-interest expense of $76.7 million increased by $17.4 million, or 29.4% compared the third quarter of 2009. Significant variances in non-interest expense for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 were as follows:
•	An increase of $3.3 million in compensation and benefits was primarily due to an increase in the Company’s headcount related to collections efforts.

•	Professional services of $14.0 million reflected an increase of $6.8 million primarily related to:
o	An increase of $0.2 million in defense litigation costs of former company officers.

o	An increase of $2.1 million for advisory services related to corporate lawsuits that the Company is acting as a plaintiff.

o	An increase of $4.5 million in other professional services primarily related to non-recurring transactions during 2010: (i) approximately $1.0 million of expenses incurred on the CLO transaction; (ii) $2.5 million in higher servicing costs related to the construction and large commercial loan portfolios; and (iii) an increase of $1.4 million related to expenses incurred in 2010 for other transactions such as the sale of certain construction loans during the third quarter of 2010, preferred stock exchanges, expenses related to bidding for FDIC assisted transactions and the dissolution of Doral Holdings.
•	An increase of $3.7 million in OREO losses and other related expenses due primarily to losses on OREO sales during the third quarter of 2010 as a result of the strategic decision to reduce pricing on the OREO portfolio in order to accelerate sales. The accelerated disposition of OREO properties is expected to reduce the carrying costs of OREO.
Nine Month Period Ended September 30, 2010 vs. Nine Month Period Ended September 30, 2009 — Non-interest expense of $248.1 million increased by $72.9 million, or 41.6%, over the previous year. Significant variances in non-interest expense for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 were as follows:

•	Professional services of $43.2 million reflected an increase of $22.5 million compared to corresponding 2009 period, primarily due to:
o	An increase of $4.1 million in defense litigation costs of former company officers.

o	An increase of $4.0 million in legal expenses to support corporate litigation and collection efforts.

o	An increase of $14.4 million in other professional services primarily related to non-recurring transactions during 2010: (i) approximately $1.0 million of expenses incurred on the CLO transaction and (ii) higher servicing costs related to the construction and large commercial loan portfolios of $2.5 million. In addition, there were higher expenses of approximately $8.8 million for other transactions such as the sale of construction loans, preferred stock exchanges, expenses related to bidding for FDIC assisted transactions and the dissolution of Doral Holdings.
•	Increase in advertising expense of $2.9 million primarily related to campaigns to gain market share in deposits and mortgage origination subsequent to the local market bank failures and asset acquisitions in April 2010.

•	An additional $10.8 million reserve for the Company’s claim on Lehman Brothers Inc. was established during the second quarter of 2010.

•	An increase of $2.1 million in FDIC insurance expense related to increases in rates and assessment bases.

•	An increase of $29.3 million in OREO losses and other related expenses as a result of an additional provision for OREO losses of $17.0 million to recognize the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales, adjustments driven by lower values of certain of Doral’s OREO properties, higher levels of repossessed units and higher expenses to maintain the properties in saleable conditions.
INCOME TAXES
For the quarter and nine month periods ended September 30, 2010, Doral Financial recognized income tax expense of $3.9 million and $10.9 million, respectively, compared to a tax benefit of $6.9 million and $19.6 million for the comparable periods in 2009. The components of income tax expense (benefit) are summarized below:

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Current income tax expense (benefit):
Puerto Rico	$—	$36	$—	$(14,896)
United States	822	974	4,712	2,539

Total current income tax expense (benefit)	822	1,010	4,712	(12,357)
Deferred income tax expense (benefit):
Puerto Rico	1,952	(10,490)	4,746	(9,221)
United States	1,122	2,625	1,454	1,961

Total deferred income tax expense (benefit)	3,074	(7,865)	6,200	(7,260)

Total income tax expense (benefit)	$3,896	$(6,855)	$10,912	$(19,617)

The income tax expense of $10.9 million for the nine month period ended September 30, 2010 consists of a current income tax expense of $4.7 million and a deferred income tax expense of $6.2 million.
The current income tax expense of $0.8 million and $4.7 million for the quarter and nine month periods ended September 30, 2010, respectively, was related to taxes on U.S. source income. The tax benefit in the same periods in 2009 was related to a release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions, net of the recognition of an accrual for unrecognized tax benefits. The deferred tax expense is related to the recognition of additional deferred tax assets (“DTA”), primarily net operating losses (“NOL”), net of amortization of existing DTAs and net of an increase in the valuation allowance.
Refer to Note 23 of the accompanying financial statements for additional information related to the Company’s income taxes.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $22.7 million and $81.5 million for the quarter and nine month periods ended September 30, 2010, respectively, compared to $30.9 million and $96.4 million, for the corresponding 2009 periods, respectively.

The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
Table H
Loan Production

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(Dollars in thousands, except for average initial loan balance)	2010	2009	2010	2009
FHA/VA mortgage loans
Number of loans	554	642	1,358	1,907
Volume of loans	$76,800	$77,945	$186,423	$258,874
Percent of total volume	18%	31%	17%	33%
Average initial loan balance	$138,628	$121,410	$137,278	$135,749
Conventional conforming mortgage loans
Number of loans	359	213	774	697
Volume of loans	$45,994	$26,922	$97,353	$87,672
Percent of total volume	11%	11%	9%	11%
Average initial loan balance	$128,117	$126,394	$125,779	$125,785
Conventional non-conforming mortgage loans (1)
Number of loans	461	490	1,505	1,801
Volume of loans	$68,458	$76,682	$234,573	$278,304
Percent of total volume	16%	31%	22%	36%
Average initial loan balance	$148,496	$156,494	$155,862	$154,527
Construction development loans
Number of loans	13	—	19	—
Volume of loans	$131,307	$—	$134,168	$—
Percent of total volume	31%	—%	12%	—%
Average initial loan balance	$10,100,538	$—	$7,061,474	$—
Disbursement under existing construction development loans
Volume of loans	$2,968	$11,136	$9,657	$41,125
Percent of total volume	1%	5%	1%	5%
Commercial loans (2)
Number of loans	28	25	202	49
Volume of loans	$85,451	$55,244	$377,220	$103,158
Percent of total volume	21%	22%	35%	13%
Average initial loan balance	$3,051,821	$2,209,760	$1,867,426	$2,105,265
Consumer loans(2)(3)
Number of loans	136	107	571	591
Volume of loans	$746	$600	$3,020	$4,474
Percent of total volume	—%	—%	—%	1%
Average initial loan balance	$5,485	$5,607	$5,289	$7,570
Other (4)
Number of loans	8	—	36	1
Volume of loans	$8,560	$—	$47,095	$9,200
Percent of total volume	2%	—%	4%	1%
Average initial loan balance	$1,070,000	$—	$1,308,194	$—

Total loans
Number of loans	1,559	1,477	4,465	5,046
Volume of loans	$420,284	$248,529	$1,089,509	$782,807

(1)	Includes $0.7 million and $0.4 million in second mortgages for the quarters ended September 30, 2010 and 2009, respectively, and $1.2 million and $1.9 million in second mortgages for the nine month periods ended September 30, 2010 and 2009, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Includes commercial real estate and commercial and industrial loans.

(4)	Consists of multifamily loans.

The increase of $171.8 million, or 69.1%, in loan production for the third quarter of 2010, and $306.7 million, or 39.2%, for the nine month period ended September 30, 2010, when compared to the corresponding 2009 periods, was primarily due to a single construction loan amounting to $96.9 million and to $34.4 million in construction production from US subsidiaries. Also, the increase in commercial loans was related to loan production generated by the Company’s U.S. based middle market syndicated lending unit which is engaged in purchasing senior credit facilities in the syndicated loan market. The U.S. based middle market syndicated lending strategy is to acquire $5.0 million to $15.0 million participation interests in U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s U.S. based syndicated lending unit.
The decrease in Doral Financial’s originated loans, exclusive of the US based syndicated commercial lending and construction loans, is due to a number of factors including continuing challenging economic conditions in Puerto Rico, competition from other financial institutions, and changes in laws and regulations.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the nine month periods ended September 30, 2010 and 2009 refinancing transactions represented approximately 87% and 82%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
Table I
Loan Origination Sources

	Nine Month Periods Ended September 30,
	2010			2009
	Puerto Rico	US	Total	Puerto Rico	US	Total
Consumer	42%	—%	42%	68%	—%	68%
Wholesale (1)	6%	1%	7%	12%	—%	12%
Housing Developments (2)	9%	4%	13%	2%	3%	5%
Commercial and Industrial	—%	32%	32%	—%	8%	8%
Other (3)	1%	5%	6%	1%	6%	7%

Total	58%	42%	100%	83%	17%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

(3)	Refers to commercial real estate, consumer and multifamily loans originated through the banking subsidiaries.
MORTGAGE LOAN SERVICING
Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial has also purchased mortgage loans and mortgage loan servicing rights, though not in recent periods. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
Table J
Loans Serviced For Third Parties

	As of September 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2010	2009
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,312,042	$2,367,668
FHLMC/FNMA	2,882,124	3,167,297
Other conventional mortgage loans(1)(2)	3,039,125	3,382,732

Total portfolio serviced for third parties	$8,233,291	$8,917,697

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$8,655,613	$9,460,350
Additions to servicing portfolio	273,565	345,925
Servicing released due to repurchases	(95,548)	(51,269)
MSRs sales	(24,045)	(7,111)
Run-off (3)	(576,294)	(830,198)

Ending servicing portfolio	$8,233,291	$8,917,697

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	98,671	105,976
Weighted-average interest rate	6.22%	6.34%
Weighted-average remaining maturity (months)	239	243
Weighted-average gross servicing fee rate	0.40%	0.39%
Average servicing portfolio (4)	$8,442,882	$9,177,648
Principal prepayments	$334,646	$545,997
Constant prepayment rate	5.02%	7.35%
Average size of loans	$83,442	$84,148
Servicing assets, net	$113,834	$116,958
Mortgage-servicing advances (5)	$43,978	$22,222

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.86%	2.48%
90 days or more past due	5.31%	4.86%

Total delinquencies excluding foreclosures	8.17%	7.34%

Foreclosures pending	3.25%	3.01%

(1)	Excludes $4.5 billion and $4.4 billion of mortgage loans owned by Doral Financial at September 30, 2010 and 2009, respectively.

(2)	Includes portfolios of $143.1 million and $158.9 million at September 30, 2010 and 2009, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.4 billion and $4.3 billion at September 30, 2010 and 2009, respectively.

(5)	Includes reserves for possible losses on P&I advances of $5.8 million and $9.0 million at September 30, 2010 and 2009, respectively.
Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At September 30, 2010 and 2009, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.3 billion for the nine months period ended September 30, 2010 and $0.5 billion for the corresponding 2009 period. Total delinquencies excluding foreclosures increased from 7.34% to 8.16% from September 30, 2009 to September 30, 2010 as a result of the economic recession and general deterioration of the mortgage sector, while pending foreclosures increased from 3.01% to 3.25% from September 30, 2009 to September 30, 2010. The Company does not expect significant losses related to these delinquencies since it has a reserve for losses for loans under recourse agreements and for other non-recourse loans has not experienced significant losses in the past.
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
Liquidity of the Holding Company
The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations. The holding company no longer directly funds any mortgage banking activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank PR, Doral Bank US and Doral Insurance Agency. The existing cease and desist order applicable to the holding company requires prior regulatory approval for the payment of any dividends from Doral Bank PR to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.
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
The following items have impacted the Company’s liquidity, funding activities and strategies during 2010 and 2009:
•	changes in short-term borrowings and deposits in the normal course of business;

•	repayment of certain long-term callable certificate of deposits;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	the impact on the Company’s assets and liabilities as a result of the Company’s exposure to LBI in connection with repurchase agreements and forward TBA agreements;

•	capital contributions to Doral Bank;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012;

•	repurchase of GNMA defaulted loans in 2009 and 2010;

•	inducement on preferred stock conversions;

•	capital raise of $171.0 million in the second quarter of 2010;

•	efforts to increase retail deposits in the wake of failed Puerto Rico banks; and

•	On July 8, 2010, the Company entered into a collateralized loan arrangement in which, when fully operational, $450.0 million of U.S. based commercial loans are funded $250.0 million by a third party paying 3-month LIBOR plus 1.85%, and $200.0 million by Doral. The entity holding the loans is consolidated by Doral and the third party financing is reported as a note payable. The third party funding provides an additional source of liquidity for the Company’s US operations.
The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities and other borrowings. In periods previous to September 30, 2010, the Company has used as their primary sources of liquidity term notes backed by FHLB letters of credit and auction term funds to depository institutions granted by the Federal Reserve under Term Auction Facility (“TAF”). The banking subsidiaries have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current challenging liquidity conditions in the U.S. mortgage and credit markets.
Cash Sources and Uses
Doral Financial’s sources of cash as of September 30, 2010 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sales of loans and securities.
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
Doral Financial’s uses of cash as of September 30, 2010 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 effective during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of September 30, 2010 and December 31, 2009:
Table K
Sources Of Borrowings

	As of September 30, 2010		As of December 31, 2009
	Amount	Average	Amount	Average
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate
Deposits	$4,761,089	2.25%	$4,643,021	2.24%
Repurchase Agreements	1,326,800	2.94%	2,145,262	3.32%
Advances from FHLB	973,420	3.84%	1,606,920	3.05%
Other Short-Term Borrowings	—	—%	110,000	0.25%
Loans Payable	309,819	6.75%	337,036	7.27%
Notes Payable	516,070	4.92%	270,838	7.30%
As of September 30, 2010, Doral Financial’s banking subsidiaries held approximately $4.5 billion in interest-bearing deposits at a weighted-average interest rate of 2.37%. For additional information on the Company’s sources of borrowings please refer to Notes 17 to 22 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
Table L
Average Deposit Balance

	Nine Month Periods Ended		Year Ended
	September 30, 2010		December 31, 2009
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Certificates of deposit	$610,140	2.56%	$484,917	3.34%
Brokered certificates of deposits	2,711,818	2.84%	2,374,207	3.70%
Regular passbook savings	374,783	1.49%	361,217	1.69%
NOW accounts and other transaction accounts	369,349	1.24%	350,300	1.26%
Money market accounts	407,881	2.08%	390,962	2.71%

Total interest-bearing	4,473,971	2.49%	3,961,603	3.16%
Non-interest bearing	243,415	—%	244,606	—%

Total deposits	$4,717,386	2.36%	$4,206,209	2.97%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2010.
Table M
Certificates of Deposits Maturities

(In thousands)	September 30, 2010
Certificates of deposit maturing:
Three months or less	$498,585
Over three through six months	261,877
Over six through twelve months	526,810
Over twelve months	1,722,641

Total	$3,009,913

The amounts in Table M, include $2.6 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of September 30, 2010 and December 31, 2009, all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”), which among other things temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in the deposit insurance, after an amendment adopted in May 20, 2009, was set to expire on December 31, 2013. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, made permanent the increase in the standard maximum deposit insurance amount from $100,000 to $250,000.
As of September 30, 2010 and December 31, 2009, Doral Financial’s retail banking subsidiaries had approximately $2.6 billion and $2.7 billion, respectively, in brokered deposits. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB, have access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of September 30, 2010, Doral Financial’s banking subsidiaries had $1.0 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 3.84%. Please refer to Note 19 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the nine month period ended September 30, 2010, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $47.4 million, compared to $34.5 million for the corresponding period of 2009. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans was $143.1 million and $154.2 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $11.7 million and $13.9 million, respectively.
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
In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of September 30, 2010, Doral Financial’s maximum recourse exposure with FNMA amounted to $589.7 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 25 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.
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

ASSETS AND LIABILITIES
Doral Financial’s total assets were $9.1 billion at September 30, 2010, compared to $10.2 billion at December 31, 2009.
Total assets at September 30, 2010, when compared to December 31, 2009 were affected by a decrease of $1.3 billion in the Company’s investment securities portfolio that resulted from sales of mortgage-backed and other securities during the year as part of the execution of the Company’s strategy to de-lever the balance sheet while continuing to shorten the duration of the investment portfolio. Also, during the second quarter of 2010 connected to its efforts to bid for the assets and liabilities of certain failed banks, the Company sold $378.0 million of non-agency CMOs whose future performance was considered risky. The decrease in assets from securities sales was partially offset by an increase in net loans of $144.7 million. Loan growth is primarily the result of acquiring commercial and industrial loan participation interests in loan syndications led by major U.S. banks, offset in part by decreases in the Puerto Rico commercial real estate and construction loan portfolios from loan sales, charge-offs and collections.
Total liabilities were $8.2 billion at September 30, 2010, compared to $9.4 billion at December 31, 2009. Total liabilities as of September 30, 2010 were principally affected by a decrease in borrowings of $1.3 billion partially offset by an increase in deposits of $118.1 million.
CAPITAL
Doral Financial reported total equity of $914.3 million at September 30, 2010, compared to $875.0 million at December 31, 2009. The Company reported accumulated other comprehensive income (net of tax) (“OCI”) of $18.5 million as of September 30, 2010, compared to accumulated other comprehensive loss (net of tax) of $111.5 million as of December 31, 2009. This improvement in OCI was due to the sale of the non-agency CMOs during the second quarter of 2010, as the loss was recognized in the period of the sale, and the remaining portfolio of securities reflects unrealized gains.
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

The exchange by holders of shares of the non-cumulative preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-cumulative preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-cumulative preferred stock retired and the fair value of the consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes upon the cancellation of shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, in accordance with guidance of ASC 260, Earnings per Share.
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
On November 20, 2009, the Company filed an amendment to its Registration Statement on Form S-4 announcing a new offer to exchange a number of properly tendered and accepted shares of its Cumulative Convertible Preferred Stock for newly issued shares of its common stock. The offer to exchange expired on December 9, 2009 and was settled on December 14, 2009. Pursuant to the terms of the offer to exchange, the Company issued 4,300,301 shares of common stock in exchange for 208,854 shares of Convertible Preferred Stock. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of $52.2 million, as well as a non-cash charge to retained earnings of $18.0 million (with a corresponding credit to additional paid in capital) that was deducted from net income available to common shareholders in calculating earnings per share.
The effect of the two preferred stock exchanges in 2009 was to increase common equity by $152.8 million, increase book value per common share by $2.47, decrease preferred equity by $157.8 million and decrease net income available to common shareholders by $8.6 million.
On March 15, 2010, the Company filed a Registration Statement on Form S-4 announcing its offer to exchange a number of properly tendered and accepted shares of its (i) 4.75% Perpetual Cumulative Convertible Preferred Stock (Convertible Preferred Stock), (ii) 7.00% Noncumulative Monthly Income Preferred Stock, Series A (“Series A preferred stock”), (iii) 8.35% Noncumulative Monthly Income Preferred Stock, Series B (“Series B preferred stock”), and (iv) 7.25% Noncumulative Monthly Income Preferred Stock, Series C (“Series C preferred stock”), for newly issued shares of its common stock. The offer to exchange expired on March 19, 2010 and was settled on March 24, 2010. Pursuant to the terms of the offer to exchange, the Company issued 1,207,268 shares of common stock in exchange for 58,634 shares of Convertible Preferred Stock. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of $14.7 million, as well as a non-cash charge to retained earnings of $5.1 million (with a corresponding credit to additional paid in capital) that was deducted from net income (loss) available to common shareholders in calculating earnings (loss) per share. Pursuant to the terms of the offer to exchange, the Company issued 1,304,636 shares of common stock in exchange for 314,661 shares of Series A preferred stock; issued 928,984 shares of common stock in exchange for 450,967 shares of Series B preferred stock; and issued 1,778,178 shares of common stock in exchange for 863,197 shares of Series C preferred stock. Overall, $63.3 million liquidation preference of the Company’s preferred stock were validly tendered, not withdrawn, and exchanged upon the terms and subject to the conditions set forth in the offer to exchange. An aggregate of 1,689,459 shares of preferred stock were retired upon receipt. As a result of the exchange offer, Doral Financial issued an aggregate of 5,219,066 shares of common stock. After settlement of the exchange offer, 950,166 shares of Series A preferred stock, 1,331,694 shares of Series B preferred stock, 2,716,005 shares of Series C preferred stock, and 813,526 shares of convertible preferred stock remained outstanding.
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
During the third quarter of 2010, the Company converted 285,002 shares of Mandatorily Convertible Non-Voting Preferred Stock into 60,000,386 shares of common stock. In addition, during the third quarter of 2010, Doral Holdings LLC, previously the controlling shareholder of Doral Financial, distributed its shares in Doral Financial to its investors and dissolved. The Company is no longer a controlled company as a result of this conversion and the dissolution of Doral Holdings LLC.
Regulatory Capital Ratios
As of September 30, 2010, Doral Bank PR and Doral Bank US were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively, (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level.
Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2010, based on existing Federal Reserve, FDIC and OTS guidelines.
Table N
Regulatory Capital Ratios

	As of September 30, 2010
	Doral	Doral	Doral
	Financial	Bank PR	Bank US
Total Capital Ratio (Total capital to risk-weighted assets)	15.0%	16.2%	14.1%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.7%	15.0%	13.7%
Leverage Ratio (1)	8.3%	7.7%	8.7%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank US.

	As of December 31, 2009
	Doral	Doral	Doral
	Financial	Bank PR	Bank US
Total Capital Ratio (Total capital to risk-weighted assets)	15.1%	15.3%	16.6%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.8%	14.0%	16.2%
Leverage Ratio (1)	8.4%	7.4%	13.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank US.
As of September 30, 2010, Doral Financial capital levels exceeded the well capitalized thresholds under applicable federal bank regulatory definitions. In addition, as of September 30, 2010, Doral Bank PR and Doral Bank US capital levels exceeded the well capitalized thresholds as contained in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Those thresholds require an institution to maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a higher specific capital ratio.
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
On March 19, 2009, the Board of Directors of Doral Financial approved a capital infusion of up to $75.0 million to Doral Bank PR, of which $19.8 million was made during the first quarter of 2009. On November 20, 2009, the Board of Directors approved an additional capital contribution of up to $100.0 million to Doral Bank PR, which was made during November and December 2009. During the second and third quarter of 2010, the Board of Directors of Doral Financial approved capital contributions to Doral Bank PR totaling $194.0 million.
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
As of September 30, 2010 and December 31, 2009, Doral Mortgage maintained $25.6 million and $24.4 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
Under ASC 820, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Under ASC 820, the Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820.
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
Approximately 18.4% and 28.9% of the Company total assets at September 30, 2010 and December 31, 2009, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 10.8% and 15.1% of these financial instruments at September 30, 2010 and

December 31, 2009, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
Refer to Note 30 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
OFF-BALANCE SHEET ACTIVITIES
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the nine month periods ended September 30, 2010 and 2009, repurchases amounted to approximately $0.4 million and $13.6 million, respectively. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans. As of September 30, 2010 and December 31, 2009, the outstanding principal balance of such delinquent loans amounted to $143.1 million and $154.2 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2010 and December 31, 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.8 billion and $0.9 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion and $0.8 billion, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the nine month periods ended September 30, 2010 and 2009, the Company repurchased at fair value $23.1 million and $21.6 million, respectively, pursuant to recourse provisions.
Doral Financial reserves for its exposure to recourse amounted to $10.6 million and $9.4 million and the reserve for other credit-enhanced transactions explained above amounted $5.8 million and $8.8 million as of September 30, 2010 and December 31, 2009, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Quarter Ended	Nine Month Period Ended
(In thousands)	September 30, 2010	September 30, 2010
Balance at beginning of period	$9,225	$9,440
Net charge-offs / termination	(806)	(2,278)
Provision for recourse liability	2,149	3,406

Balance at end of period	$10,568	$10,568

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
The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under ASC 815, Derivatives and Hedging, during the period between trade and settlement date.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2010.

Table O
Contractual Obligations

	Payment Due By Period
		Less Than			After
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Deposits	$4,761,089	$2,992,660	$1,100,997	$460,805	$206,627
Repurchase agreements(1)(2)	1,326,800	125,000	742,300	459,500	—
Advances from FHLB(1)(2)	973,420	419,420	554,000	—	—
Loans payable (3)	309,819	37,395	69,289	55,131	148,004
Notes payable	516,070	7,535	46,478	5,047	457,010
Other liabilities	125,654	125,654	—	—	—
Non-cancelable operating leases	43,130	5,801	10,642	8,233	18,454

Total Contractual Cash Obligations	$8,055,982	$3,713,465	$2,523,706	$988,716	$830,095

(1)	Amounts included in the table above do not include interest.

(2)	Includes $100.0 million of a repurchase agreement with a fixed rate of 2.98% and $169.0 million of advances from FHLB with an average fixed rate of 5.23%, which the lenders have the right to call before their contractual maturities. The repurchase agreement and the advances from FHLB are included in the less-than-one year category in the above table but have actual contractual maturities ranging from October 2010 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s borrowings may induce the lenders to exercise their right.

(3)	Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 10.6% to estimate the repayments.
Table P
Other Commercial Commitments(1)

	Amount of Commitment Expiration Per Period
	Total
	Amount	Less Than			After
(In thousands)	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to extend credit	$131,639	$94,197	$9,113	$28,329	$—
Commitments to sell loans	109,675	109,675	—	—	—
Commercial and financial standby letters of credit	25	25	—	—	—
Maximum contractual recourse exposure	707,389	—	—	—	707,389

Total	$948,728	$203,897	$9,113	$28,329	$707,389

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Doral Financial’s Asset/Liability Management Committee (“ALCO”) has been created under the authority of the Board of Directors to manage the Company’s interest rate, market value of equity and liquidity risk. The ALCO is primarily responsible for ensuring that Doral Financial operates within the Company’s established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee of the Board of Directors.
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
As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) market value of equity sensitivity; (iii) effective duration of equity; and (iv) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches, however management continues to emphasize risk management and controls based on net interest income and market value of equity sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:
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
Net Interest Income Risk. In order to protect net interest income against interest rate risk, the ALCO employs a number of tactics which are evaluated and adjusted in relation to prevailing market conditions. Internal balance sheet management practices are designed to reduce the re-pricing gaps of the Company’s assets and liabilities. However, the Company will use derivatives, mainly interest rate swaps and interest rate caps, as part of its interest rate risk management activities. Interest rate swaps represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate. For net interest income protection, Doral Financial typically enters into a fixed rate payer-float receiver swaps to eliminate the variability of cash flows associated with the floating rate debt obligations.
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
Duration Risk. Duration is a measure of the impact (in magnitude and direction) of changes on interest rates in the economic value of financial instruments. In order to bring duration measures within the policy thresholds established by the Company, management may use a combination of internal liability management techniques and derivative instruments. Derivatives such as interest rate swaps, Treasury futures, Eurodollar futures and forward contracts may be entered into as part of the Company’s risk management.
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
Hedging related to Mortgage Banking Activities. As part of Doral Financial’s risk management of mortgage banking activities, such as secondary market and servicing assets, the Company enters into forward agreements to buy or sell MBS to protect the Company against changes in interest rates that may impact the economic value of servicing assets or the pricing of marketable loan production.
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
Doral Financial’s Risk Profile
Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors. Interest rate sensitivity represents the relationship between market interest rates and the net interest income due to existing maturity and repricing imbalances between interest-earning assets and interest-bearing liabilities. Interest rate sensitivity is also defined as the relationship between market interest rates and the economic value of equity (referred to market value of equity or “MVE”). The interest risk profile of the Company is measured in the context of net interest income, market value of equity, maturity/repricing gaps and effective duration of equity.
The risk profile of the Company is managed by use of natural offsets generated by the different components of the balance sheet as a result of the normal course of business operations and through active hedging activities by means of both on-balance sheet and off-balance sheet transactions (i.e. derivative instruments) to achieve targeted risk levels.
The Company’s interest rate risk exposure may be asymmetric due to the presence of embedded options in products and transactions which allow clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of embedded options include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured funding transaction. Assets and liabilities with embedded options are evaluated taking into consideration the presence of options to estimate their economic price elasticity and also the effect of options in assessing maturity/repricing characteristics of the Company’s balance sheet. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of MBS.
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
The tables below show the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of September 30, 2010 and December 31, 2009.

As of September 30, 2010	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(4.0)%	0.2%
- 100 BPS	5.5%	0.7%

As of December 31, 2009	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(9.4)%	(3.4)%
- 100 BPS	(2.4)%	(0.4)%

(1)	Based on 12-month forward change in net interest income.
The net interest income (“NII”) sensitivity measure to a one hundred (100) basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (3.4)% to 0.2% when comparing September 30, 2010 to December 31, 2009. The effect is driven by the continued efforts to reduce maturity/repricing mismatches by extending the maturity in certain wholesale liabilities, sale of investment securities and the growth of variable rate syndicated loans.
As of September 30, 2010 the market value of equity (“MVE”) showed lower sensitivity to rising interest rates when compared to December 31, 2009. MVE sensitivity to an increase of one hundred (100) basis points in market rates changed from (9.4)% to (4.0)%. The Company has been actively managing the balance sheet to maintain the interest rate risk measures in line with targets mainly by the use of on-balance sheet strategies. The sale of certain investment securities, the capital raise, the continued focus on extending maturity of wholesale funding, issuance of callable funding and growth in variable rate assets, have all contributed to reducing MVE exposure.
The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of September 30, 2010 and December 31, 2009.

(In thousands)	September 30, 2010	December 31, 2009
	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	For Sale Securities	For Sale Securities
+200	$(77,080)	$(164,043)
+100	(25,736)	(71,675)
Base	—	—
+100	15,279	51,165
+200	25,628	103,334
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at September 30, 2010.
Table Q
Interest Rate Caps

(Dollars in thousands)
Notional	Maturity			Fair
Amount	Date	Entitled Payment Conditions	Premium Paid	Value
$15,000	September, 2011	1-month LIBOR over 5.50%	$134	$—
15,000	September, 2012	1-month LIBOR over 6.00%	143	—
35,000	October, 2010	1-month LIBOR over 5.00%	199	—
15,000	October, 2011	1-month LIBOR over 5.00%	172	—
15,000	October, 2012	1-month LIBOR over 5.50%	182	—
50,000	November, 2012	1-month LIBOR over 6.50%	228	1
50,000	November, 2012	1-month LIBOR over 5.50%	545	2
50,000	November, 2012	1-month LIBOR over 6.00%	350	2

$245,000			$1,953	$5

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at September 30, 2010.

Table R
Interest Rate Swaps

(Dollars in thousands)
Notional	Maturity			Fair
Amount	Date	Pay Fixed Rate	Receive Floating Rate	Value
Cash Flow Hedge
$3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	$(132)
8,000	October, 2010	4.37%	1-month LIBOR plus 0.02%	(28)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(272)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(420)
15,000	November, 2010	4.42%	1-month LIBOR	(107)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(741)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(3,935)

$97,000				$(5,635)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading activities as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $370.0 million and $480.0 million as of September 30, 2010 and December 31, 2009, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk. The decrease in the notional amount of freestanding derivatives with respect to December 31, 2009 was due mainly to the rebalancing of economic hedges related to management of risks associated to servicing assets and secondary marketing activities.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $97.0 million and $305.0 million as of September 30, 2010 and December 31, 2009, respectively. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the hedging relationship is effective in the context of ASC 815, Derivatives and Hedging.
The following table summarizes the total derivatives positions at September 30, 2010 and December 31, 2009, respectively, and their different designations.
Table S
Derivatives Positions

	September 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Cash Flow Hedges
Interest rate swaps	$97,000	$(5,635)	$305,000	$(10,691)
Other Derivatives
Interest rate caps	245,000	5	270,000	777
Forward contracts	125,000	(188)	210,000	(1,572)

	370,000	(183)	480,000	(795)

	$467,000	$(5,818)	$785,000	$(11,486)

The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
Table T
Fair Value Reconciliation

Nine Month Period Ended
(In thousands)	September 30, 2010
Fair value of contracts outstanding at the beginning of the period	$(795)
Changes in fair values during the period	612

Fair value of contracts outstanding at the end of the period	$(183)

Table U
Sources of Fair Value

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of September 30, 2010	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(188)	$—	$—	$—	$(188)
Prices provided by internal sources	—	5	—	—	5

	$(188)	$5	$—	$—	$(183)

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
Table V
Derivative Counterparty Credit Exposure

(Dollars in thousands)
	September 30, 2010
						Weighted Average
	Number of		Total Exposure at	Negative Fair		Contractual Maturity
Rating (1)	Counterparties (2)	Notional	Fair Value (3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$5	$—	$5	1.70
A+	1	127,000	—	(5,635)	(5,635)	1.44
A	2	125,000	9	(197)	(188)	0.05

Total Derivatives	4	$467,000	$14	$(5,832)	$(5,818)	1.19

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)

(Dollars in thousands)
	December 31, 2009
						Weighted Average
	Number of		Total Exposure at	Negative Fair		Contractual Maturity
Rating (1)	Counterparties (2)	Notional	Fair Value (3)	Values	Total Fair Value	(in years)
AA-	1	$215,000	$719	$—	$719	2.45
A+	1	360,000	58	(10,691)	(10,633)	1.12
A	2	210,000	553	(2,125)	(1,572)	0.11

Total Derivatives	4	$785,000	$1,330	$(12,816)	$(11,486)	1.21

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net)
Credit Risk
Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities refer to Note 7 of the accompanying financial statements.
Loans receivable are loans that Doral Financial holds for investment and, therefore, the Company is at risk for the term of the loans. Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. The Company also has a growing portfolio of commercial and construction and land loans, geographically dominated by loans in the New York Metropolitan area, and performance of such loans is subject to the strength of the New York City and US economy.
With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a MBS. For residential mortgage loans that are retained as a loan investment, Doral retains the credit risk from the time the loan is originated until the loan is paid. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults.
The residential mortgage portfolio includes loans that, at some point, were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the quarter and nine month periods ended September 30, 2010 amounted to $9.1 million and $23.1 million, respectively, and resulted in a loss of $2.1 million and $3.4 million for the corresponding periods. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the residential housing construction sector has decreased from $276.2 million as of December 31, 2009, to $208.0 million as of September 30, 2010. Management expects that the amount of construction loans will continue to decrease in future years.
The nine month period ended September 30, 2010 reflected lower delinquency in the construction and land portfolio compared to December 31, 2009 due to the sale of a portfolio of construction loans and similar real estate owned property for $102.0 million to a third party that included $63.2 million of non-performing loans as of June 30, 2010 (approximately $108.5 million as of December 31, 2009). The Company expects that absorption will continue to be at low levels due to the current economic environment. Nevertheless, in September 2010, the Governor of PR signed into law Act No. 132 of 2010 which established various housing tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be effect until June 30, 2011 and is expected to have a favorable impact in the current economic environment in PR. For the nine month period ended September 30, 2010, the commercial real estate portfolio experienced an increase in late stage delinquency mainly attributed to adverse performance of the small commercial portfolio related to the continued recessionary conditions in Puerto Rico. Also, this portfolio was impacted by the classification to non-performing loans of a current paying loan of $37.7 million during the third quarter of 2010. Management has taken certain actions to mitigate the risk in the portfolio, including the contracting of advisory services of third party providers in order to work-out delinquent loans and prevent performing loans from becoming delinquent.
Loan modifications and troubled debt restructurings
With Puerto Rico unemployment up 700 basis points since the beginning of the Puerto Rican recession in 2006, many borrowers have temporarily lost the means to pay their loan contractual principal and interest obligations. As a result of the economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage and consumer loans. The lower level of income and economic activity has also led to fewer new construction residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial real estate, construction and land loans. Doral management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral if it is concluded that the borrower’s payment difficulties are temporary and Doral will in time collect the loan principal and agreed upon interest.
Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40, Receivables — Troubled Debt Restructuring by Creditors. TDRs are accounted for based on the provisions of ASC 310-10-35, Receivables-Measurement of Loan Impairment. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current or contemplated program).
Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial, land and construction loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates, extensions of maturity, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios loans through its Loan Workout function. The function’s objective is to minimize losses upon default of larger credit relationships. The group uses relationship officers, collection specialists, attorneys and third party service providers to supplement its internal resources. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing.
Residential, other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for returning a loan to performing status are met. Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status, and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and OREO costs by decreasing the number of foreclosed properties. Doral continues to consider a modified loan as a non-performing asset for purposes of estimating its allowance for loan and lease losses until the borrower has made at least six consecutive contractual payments. At such time the loan will be treated as any other performing loan for purposes of estimating the allowance for loan and lease losses.

Loan modifications that are considered troubled debt restructurings completed as of September 30, 2010 and December 31, 2009 were as follows (all loan modifications are related to loans to Puerto Rico residents):
Table W

	September 30, 2010		December 31, 2009
		90 days and over		90 days and over
(In thousands)	TDRs	delinquency	TDRs	delinquency
Consumer modifications
Residential mortgage	$595,282	$100,239	$429,302	$89,771
Other consumer	1,190	105	1,301	—

Total consumer	596,472	100,344	430,603	89,771

Commercial
Commercial real estate	$64,312	$25,815	$51,194	$15,078
Commercial and industrial	239	—	2,482	—
Construction and land	60,940	60,621	109,895	98,316

Total commercial	125,491	86,436	163,571	113,394

Total TDRs	$721,963	$186,780	$594,174	$203,165

Non-performing Loans
Non-performing assets consist of loans on non-accrual basis, other real estate owned and other non-performing assets. Doral discontinues interest income recognition and considers financial assets non-performing when they are 90 days or more past due, except for revolving lines of credit and credit cards which are considered non-performing when they are 180 days or more past due, FHA and VA loans which are considered non-performing when they are 270 days past due, and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (current loan and interest balance as a percentage of collateral value is less than 60%). In addition, any financial asset for which management estimates it will not collect contractual principal or interest is considered non-performing when such judgment is made. When income recognition is discontinued for a loan, all accrued but unpaid interest to date is reversed against current period income. Such interest, if collected in the future, is credited to income in the period of the recovery, and the loan returns to accrual status when it becomes current and/or collectability is reasonably assured. The Company also places in non-accrual status all residential construction loans classified as substandard whose sole source of payment is interest reserves funded by Doral Financial. For the quarter and nine month period ended September 30, 2010, Doral Financial would have recognized $16.4 million and $44.2 million, respectively, compared to $13.6 million and $68.8 million for the corresponding 2009 periods, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount includes interest reversal on loans placed on non-accrual status during the period.
For consumer loans (primarily residential real estate), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. Doral’s loan underwriters must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product and placed on a probation period. When the loan is returned to accrual status, Doral monthly reviews the loan to ensure that payments are made during the probationary period. If a payment is not made during this probationary period the loan is immediately returned to non-accrual status. Also, if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. Consumer loans not delinquent 90 days or more that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans except the receipt of the three months of payment in advance of the restructures is waived.
For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial, construction and land loans), the loans are underwritten by the Loan Workout function, the intent and ability of the borrower to service the debt under the revised terms scrutinized, and if approved for the troubled debt restructuring, the customer is placed on a six month probationary period during which the customer is required to make six consecutive payments before the loan is returned to accrual status. Upon receiving six consecutive months of payments, the commercial loan is returned to accrual status.

The following table sets forth information with respect to Doral Financial’s non-accrual loans, OREO and other NPAs as of the dates indicated:
Table X

	September 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$362,939	$898	$363,837	$397,596	$102	$397,698
Lease financing receivables	958	—	958	1,091	—	1,091
Other consumer (2)	442	—	442	519	—	519

Total non-performing consumer, excluding FHA/VA	364,339	898	365,237	399,206	102	399,308

Non-performing commercial
Commercial real estate	194,793	—	194,793	130,811	—	130,811
Construction and land	176,244	1,610	177,854	285,344	21,610	306,954
Commercial and industrial	3,098	—	3,098	933	—	933

Total non-performing commercial	374,135	1,610	375,745	417,088	21,610	438,698

Total non-performing loans, excluding FHA/VA	$738,474	$2,508	$740,982	$816,294	$21,712	$838,006

OREO and repossessed units
Residential mortgage	$69,507	$—	$69,507	$76,461	$—	$76,461
Commercial	16,125	—	16,125	14,283	—	14,283
Construction and land	15,401	650	16,051	2,725	750	3,475
Other	91	—	91	101	—	101

Total OREO and repossessed units	$101,124	$650	$101,774	$93,570	$750	$94,320

Non-performing FHA/VA guaranteed residential(1)(3)(4)	$124,783	$—	$124,783	$10,273	$—	$10,273
Other non-performing assets	3,204	—	3,204	—	—	—

Total non-performing assets (5)	$967,585	$3,158	$970,743	$920,137	$22,462	$942,599

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)			16.75%			16.65%

Total NPAs as a percentage of consolidated total assets			10.70%			9.21%

Total non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			13.31%			15.19%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period (5)			16.18%			16.81%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.

(2)	Includes delinquency related personal, revolving lines of credit and other consumer loans.

(3)	Does not include approximately $109.0 million and $86.8 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of September 30, 2010 and December 31, 2009, respectively.

(4)	In November 2009, the Company evaluated its non-performing assets policy and placed in accrual status all FHA loans until 270 days delinquent because the principal balance of these loans is insured or guaranteed under applicable FHA program and interest is, in most cases, fully recovered in foreclosure proceedings. As a result of the change in policy, total non-performing FHA guaranteed residential mortgage loans exclude $39.8 million and $105.5 million of FHA loans as of September 30, 2010 and December 31, 2009, respectively, that were 90 days or more past due.

(5)	Excludes FHA and VA claims amounting to $13.0 million and $15.6 million as of September 30, 2010 and December 31, 2009, respectively.

The following tables provide the non-performing loans activity by portfolio for the periods indicated.
Table Y

	Quarter Ended September 30, 2010
	Non-					Commercial
	FHA/VA	Other	Total	Commercial	Construction	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	and Land	Industrial	Commercial	Total
Balance at beginning of period	$402,976	$1,062	$404,038	$169,243	$255,098	$3,343	$427,684	$831,722
Additions	67,857	1,319	69,176	63,849	19,891	731	84,471	153,647
Repurchases	4,046	—	4,046	—	—	—	—	4,046
Remediated/Cure	(98,448)	(981)	(99,429)	(16,706)	(23,883)	(976)	(41,565)	(140,994)
Foreclosed	(11,915)	—	(11,915)	(3,243)	(4,779)	—	(8,022)	(19,937)
Write-downs	(679)	—	(679)	(18,350)	(9,096)	—	(27,446)	(28,125)
Sales	—	—	—	—	(59,377)	—	(59,377)	(59,377)

Balance at end of period	$363,837	$1,400	$365,237	$194,793	$177,854	$3,098	$375,745	$740,982

	Quarter Ended September 30, 2009
	Non-					Commercial
	FHA/VA	Other	Total	Commercial	Construction	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	and Land	Industrial	Commercial	Total
Balance at beginning of period	$373,672	$1,584	$375,256	$117,603	$302,534	$1,852	$421,989	$797,245
Additions	77,300	923	78,223	29,571	3,321	790	33,682	111,905
Repurchases	4,161	—	4,161	—	—	—	—	4,161
Remediated/Cure	(61,332)	(721)	(62,053)	(9,454)	(7,410)	(580)	(17,444)	(79,497)
Foreclosed	(17,760)	—	(17,760)	(2,380)	—	—	(2,380)	(20,140)
Write-downs	—	—	—	(3,716)	(2,396)	—	(6,112)	(6,112)

Balance at end of period	$376,041	$1,786	$377,827	$131,624	$296,049	$2,062	$429,735	$807,562

	Nine Month Period Ended September 30, 2010
	Non-					Commercial
	FHA/VA	Other	Total	Commercial	Construction	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	and Land	Industrial	Commercial	Total
Balance at beginning of period	$397,698	$1,610	$399,308	$130,811	$306,954	$933	$438,698	$838,006
Additions	128,377	1,313	129,690	109,731	71,089	2,748	183,568	313,258
Repurchases	11,301	—	11,301	—	—	—	—	11,301
Remediated/Cure	(122,620)	(1,523)	(124,143)	(17,555)	(93,420)	(558)	(111,533)	(235,676)
Foreclosed	(39,563)	—	(39,563)	(7,543)	(5,209)	(25)	(12,777)	(52,340)
Write-downs	(11,356)	—	(11,356)	(20,651)	(38,198)	—	(58,849)	(70,205)
Sales	—	—	—	—	(63,362)	—	(63,362)	(63,362)

Balance at end of period	$363,837	$1,400	$365,237	$194,793	$177,854	$3,098	$375,745	$740,982

	Nine Month Period Ended September 30, 2009
	Non-					Commercial
	FHA/VA	Other	Total	Commercial	Construction	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	and land	Industrial	Commercial	Total
Balance at beginning of period	$346,250	$1,738	$347,988	$117,971	$244,693	$1,751	$364,415	$712,403
Additions	147,082	404	147,486	53,133	73,563	494	127,190	274,676
Repurchases	14,201	—	14,201	—	—	—	—	14,201
Remediated/Cure	(94,136)	(356)	(94,492)	(22,956)	(13,369)	(183)	(36,508)	(131,000)
Foreclosed	(37,356)	—	(37,356)	(6,609)	(948)	—	(7,557)	(44,913)
Write-downs	—	—	—	(9,915)	(7,890)	—	(17,805)	(17,805)

Balance at end of period	$376,041	$1,786	$377,827	$131,624	$296,049	$2,062	$429,735	$807,562

Non-performing assets increased by $28.1 million, or 3.0%, during the nine month period ended September 30, 2010, primarily as a result of an increase of $114.5 million in non-performing FHA/VA guaranteed residential loans, an increase of $7.5 million in OREO and repossessed units and $3.2 million in other non-performing assets, partially offset by a decrease of $34.1 million in total non-performing consumer loans excluding FHA/VA guaranteed loans and a decrease of $63.0 million in total non-performing commercial loans. Non-performing loans, excluding FHA/VA guaranteed residential loans decreased $97.0 million, or 11%, to $741.0 million as of September 30, 2010, compared to $838.0 million as of December 31, 2009. This decrease resulted from a decrease in total non-performing consumer loans of $34.1 million and in total non-performing commercial loans of $63.0 million. Of the total non-performing consumer loans, non-performing residential mortgage loans, excluding FHA/VA insured loans, decreased approximately $33.9 million since December 31, 2009 due primarily to loss mitigation and front-end collections as well as charge-offs. The decrease in non-performing commercial loans was due to the sale of a construction portfolio to a third party that included approximately $108.5 million of non-performing loans as of December 31, 2009. There were also certain loan restructurings during 2010 which returned loans to performing status and a reduction in non-performing US construction loans of $20.0 million as one large loan was worked out. The decrease in non-performing construction and land loans was partially offset by an increase in non-performing commercial real estate loans of $64.0 million due to the classification of a participation interest in a current paying loan of $37.7 million and deterioration in the performance of the small commercial portfolio.
The net decrease in non-performing loans was offset by an increase of $114.5 million in non-performing FHA/VA guaranteed residential loans as a result of Doral’s decision to repurchase FHA/VA guaranteed loans from GNMA securitizations in June 2010 and December 2009 as the non-performance of Doral originated loans exceeded certain GNMA standards. Of the June 2010 repurchase, approximately $54.8 million were non-performing, in addition to December repurchases which rolled into non-performing loans during 2010 of approximately $60.9 million. These loans, while non-performing, retain their FHA insurance and present little credit loss potential to Doral.
The $7.5 million increase in OREO and repossessed units resulted from increases of $12.6 million construction and land OREOs, as the Company foreclosed on a significant residential development in the third quarter of 2010, partially offset by a $7.0 million decrease in residential OREOs. The decrease in residential OREOs is due to a $17.0 million provision for OREO losses in the second quarter of 2010 as Doral undertook efforts to ensure it is properly positioned to sell the residential OREO’s and is looking at alternatives to accelerate its OREO dispositions and sales of properties during the year net of new properties moving into OREO. As a result of differences in the mortgage foreclosure process between Puerto Rico and the states of the United States, the Company does not expect to have any of the documentation and notarization problems in the mortgage foreclosure process that have been reported by other financial institutions in the United States.
As of September 30, 2010, Doral reported a total of $363.8 million of non-performing residential loans excluding FHA/VA guaranteed loans, which represents 10.0% of total residential loans (excluding FHA/VA guaranteed loans) and 49.1% of total non-performing loans.
Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. The payments for these loans will reset at the former payment amount unless the loan is restructured again or the restructured terms are extended. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans at origination. Approximately 1% of the Doral’s residential mortgage loan portfolio is “underwater,” where the current value of the residential property is less than the mortgage loan principal balance. There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio. The following table shows the composition of the mortgage non-performing loans according to their actual loan-to-value (“LTV”) and whether they are covered by mortgage insurance. LTV ratios are calculated based on current unpaid balances and original property values.

Table Z
Composition of Mortgage Non-Performing Assets
September 30, 2010

Collateral Type	Loan To Value	Distribution
FHA/VA loans	n/a	25.2%
Loans with private mortgage insurance	n/a	4.9%
Loans with no mortgage insurance	< 60%	13.0%
	61-80%	29.4%
	81-90%	13.4%
	Over 91%	14.1%

Total loans		100.0%

Actual LTV ratios, calculated based on current unpaid balances and original property values, are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans.
A significant portion of Doral’s restructured residential mortgage loans were current or paid-off as of September 30, 2010, as illustrated by the table of restructured loans that are non-performing at September 30, 2010 by year of restructure:

		90 days and over	Percentage of amount
Year	Amount	delinquency at	restructured
restructured	restructured	September 30, 2010	in year past due
2007	$4,652	$675	14.5%
2008	64,288	23,915	37.2%
2009	215,348	56,668	26.3%
2010	310,994	18,981	6.1%

	$595,282	$100,239	16.8%

Doral’s construction and land loan portfolio reflected a decrease in non-performing loans due primarily to the sale of a portion of the portfolio to a third party in the third quarter of 2010, and certain restructures during the year. Construction and land had non-performing loans of $177.9 million as of September 30, 2010, or 24.0% (99.1% of which are in Puerto Rico) of total non-performing loans. As of September 30, 2010 and December 31, 2009, 36.3% and 55.6%, respectively, of the loans within the construction and land portfolio were considered non-performing loans. The sale of the construction loan portfolio during 2010 reduced the Company’s non-performing loans in this sector, however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.
During the past two years, the Company’s construction and land loan portfolio has experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. Although the Company has taken (and continues to take) steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.
During 2009 and the nine month period ended September 30, 2010, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico, other than new commitment of $28.0 million entered during the third quarter of 2010 related to the sale of an asset portfolio to a third party on July 2010 and subsequent funding to complete the project. The sold portfolio consisted of performing and non-performing late-stage residential construction and development loans and real estate. Commitments to fund new construction loans in the US amounted to $84.5 million and $125.6 million for the quarter and nine month period ended September 30, 2010, compared to $8.9 million and $83.2 million for the corresponding 2009 period.

The following table presents further information on the Company’s construction portfolio.
Table AA

	September 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$199,838	$300	$200,138	$274,938	$404	$275,342
Multi-family, condominium, commercial and land construction loans	161,384	128,387	289,771	173,051	103,518	276,569
Undisbursed funds under existing commitments (1)	42,188	13,875	56,063	18,713	13,202	31,915

Non-performing loans	176,244	1,610	177,854	285,344	21,610	306,954
Net charge offs	47,450	991	48,441	19,658	—	19,658
Allowance for loan losses	24,450	1,288	25,738	52,819	1,640	54,459
Non-performing construction to total construction loans	48.79%	1.25%	36.30%	63.69%	20.79%	55.62%
Net charge-offs on an annualized basis to total construction loans	17.56%	1.03%	13.22%	4.39%	—%	3.56%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.
The following table sets forth information with respect to Doral Financial’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.
Table BB

	September 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing
Residential mortgage (1)	$—	$507	$507	$—	$—	$—
Credit cards (2)	1,322	—	1,322	1,231	—	1,231
Other consumer (3)	1,214	—	1,214	906	—	906

Total consumer loans past due 90 days and still accruing	2,536	507	3,043	2,137	—	2,137

Commercial loans past due 90 days and still accruing
Commercial and industrial	525	—	525	1,245	—	1,245

Total loans past due 90 days and still accruing	$3,061	$507	$3,568	$3,382	$—	$3,382

(1)	Excludes $39.8 million and $105.5 million of FHA/VA guaranteed residential mortgages past due 90 days and still accruing, as of September 30, 2010 and December 31, 2009, respectively.

(2)	Credit cards until 180 days delinquent.

(3)	Revolving lines of credit until 180 days delinquent.

Detailed below is information on loans 30 to 89 days past due as of the periods indicated. This table excludes GNMA defaulted loans 30 to 89 days past due (for which the Company has the option, but not an obligation, to buy back from the pools serviced) and FHA/VA guaranteed loans.
Table CC

	September 30, 2010			December 31, 2009
(In thousands)	PR	US	Total	PR	US	Total
Past-due 30-89 days consumer
Residential mortgage (1)	$84,971	$—	$84,971	$87,900	$—	$87,900
Lease financing receivables	498	—	498	972	—	972
Other consumer	1,857	—	1,857	1,887	—	1,887

Total past-due consumer	87,326	—	87,326	90,759	—	90,759

Past-due 30-89 days commercial
Commercial	20,945	27,513	48,458	31,132	—	31,132
Construction and land	22,812	12,466	35,278	12,381	—	12,381
Commercial and industrial	1,071	—	1,071	625	—	625

Total past-due commercial	44,828	39,979	84,807	44,138	—	44,138

Total past-due loans (2)	$132,154	$39,979	$172,133	$134,897	$—	$134,897

(1)	Excludes $9.3 million and $7.4 million of FHA/VA guaranteed loans.

(2)	Regulatory guidance regarding days past due followed by many banks provides that the number of days past due may be based upon the number of payments missed. According to this regulatory guidance, monthly pay loans are reported as 30 days past due when the borrower has missed two payments. Doral follows this guidance in its reporting except that it more conservatively reports loans 90 days past due based upon the contractual number of days past due.
The increase in U.S. past due loans resulted from payment not being received as of September 30, 2010. Payment was received in October and the delinquent loans were paid off or paid current.
Other Real Estate Owned (“OREO”)
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
OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. OREO sales improved in the third quarter of 2010 compared to 2009 due to the Company’s strategic decision to reduce pricing on the OREO portfolio in order to accelerate sales. The accelerated disposition of OREO is expected to reduce the carrying costs of OREO.
During the nine month period ended September 30, 2010, the Company sold 240 OREO properties, representing $27.5 million in unpaid balance. Total proceeds amounted to $19.0 million, representing the recovery of 69.0% and 88.0% of unpaid principal balance and book value respectively. For the nine month period ended September 30, 2009, the Company sold 285 OREO properties, representing $24.4 million in unpaid principal balance. Total proceeds amounted to $21.7 million, representing the recovery of 89.0% and 99.0% of unpaid principal balance and book value, respectively. Gains and losses on sales of OREO are recognized in other expenses in the Company’s Consolidated Statements of Operations.
Allowance for Loan and Lease Losses (“ALLL”)
Doral estimates and records its ALLL on a monthly basis. For all performing loans and non-performing small balance homogeneous loans (including residential mortgages, consumer, construction, commercial real estate and commercial under $1.0 million; and performing construction, commercial real estate and commercial greater than $1.0 million) the ALLL is estimated based upon estimated probability of default and loss given default by shared product characteristics using Doral Financial’s historical experience. For larger construction, commercial real estate and commercial loans (loan balance greater than $1.0 million) that are 90 or more days past due or are otherwise considered to be impaired, management estimates the related ALLL based upon an analysis of each individual loans’ characteristics. The ALLL estimate methodologies are described more fully in the following paragraphs.
Residential mortgage. The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. Recent roll rates show that the proportion of loans rolling into subsequent buckets has been following an increasing trend throughout the year. In determining the allowance for loan and lease losses for residential mortgage loans, given the current economic trends in Puerto Rico, for purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should only use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend than those in older periods. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity of loss is calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 33% depending on the different loan types and loan-to-value ratios, and up to 75% for second mortgages.
Construction, commercial real estate, commercial and industrial and land. The ALLL for performing construction, commercial real estate, commercial and industrial and land is estimated considering either the probability of the loan defaulting in the next twelve months and the estimated loss incurred in the event of default or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The probability of a loan defaulting is based upon Doral Financial’s experience in its current portfolio. The loan grade is assigned based upon management’s review of the specific facts and circumstances associated with a particular credit. The loss incurred upon default is based upon Doral’s actual experience in resolving defaulted loans.
Construction, commercial real estate, commercial and industrial and land loans with principal balances greater than $1.0 million that are not performing, or when management estimates it may not collect all contractual principal and interest, are considered impaired and are measured for impairment individually.
The Company evaluates impaired loans and estimates the valuation allowance based on ASC 310-10-35. Commercial and construction loans over $1.0 million that are classified more than 90 days past due, or when management is concerned about the collection of all contractual amounts due, are evaluated individually for impairment. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. During the third quarter of 2010, management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due to better estimate the amount the Company’s expects to receive. As a result, Doral recorded an incremental provision of $3.0 million greater than would have been reported given current methodologies.
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
Consumer. The ALLL for consumer loans is estimated based upon the historical charge-off rate using Doral Financial’s historical experience. The ALLL is supplemented by Doral’s policy to charge-off all amounts in excess of the collateral value when the loan principal or interest is 120 or more days past due.
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

Table DD
Allowance for Loan and Lease Losses

	Quarters Ended		Nine Month Periods Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$134,913	$146,769	$140,774	$132,020
Provision (recovery) for loans and lease losses:
Non-FHA/VA residential mortgage	3,923	7,232	29,301	19,151
Lease financing	1,019	178	828	579
Other consumer	2,074	2,605	5,542	7,236

Total consumer	7,016	10,015	35,671	26,966
Commercial real estate	11,012	(4,196)	18,851	(1,264)
Construction and land	(669)	(1,596)	19,721	9,453
Commercial and industrial	1,976	656	3,630	3,482

Total commercial	12,319	(5,136)	42,202	11,671

Total provision for loan and lease losses	19,335	4,879	77,873	38,637

Charge-offs:
Non-FHA/VA residential mortgage	(4,549)	(810)	(23,761)	(3,029)
Lease financing	(960)	(333)	(1,472)	(612)
Other Consumer	(2,580)	(2,827)	(6,623)	(8,190)

Total consumer	(8,089)	(3,970)	(31,856)	(11,831)
Commercial real estate	(16,406)	(3,098)	(17,092)	(5,133)
Construction and land	(9,042)	(2,505)	(48,563)	(8,059)
Commercial and industrial	(1,944)	(815)	(3,120)	(4,782)

Total commercial	(27,392)	(6,418)	(68,775)	(17,974)

Total charge-offs	(35,481)	(10,388)	(100,631)	(29,805)

Recoveries:
Non-FHA/VA residential mortgage	153	—	153	2
Lease financing	196	16	305	56
Other consumer	138	132	542	459

Total consumer	487	148	1,000	517
Commercial real estate	—	23	50	49
Construction and land loans	—	647	122	647
Commercial and industrial	9	11	75	24

Total commercial	9	681	247	720

Total recoveries	496	829	1,247	1,237

Net charge-offs	(34,985)	(9,559)	(99,384)	(28,568)

Balance at end of period	$119,263	$142,089	$119,263	$142,089

Allowance as a percentage of loans receivable outstanding, at the end of period	2.12%	2.68%	2.12%	2.68%
Allowance for loan and lease losses to period-end loans receivable (excluding FHA/VA guaranteed loans)	2.20%	2.71%	2.20%	2.71%
Allowance for loan and lease losses plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings)	3.66%	n/a	3.66%	n/a
Provision for loan losses to net charge-offs	55.27%	51.04%	78.36%	135.25%
Net charge-offs on an annualized basis to average loans receivable outstanding	0.62%	0.18%	1.79%	0.54%
Allowance for loan and lease losses to net charge-offs on an annualized basis	85.92%	374.68%	89.76%	372.01%

The following table sets forth information concerning the allocation of Doral Financial’s allowance for loans and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:
Table EE
Allocation of Allowance for Loans and Lease Losses

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Loans Receivable:
Construction and land	$25,738	9%	$54,458	10%
Residential mortgage	57,507	68%	51,814	70%
Commercial real estate	23,692	12%	21,883	13%
Consumer	6,416	1%	6,955	1%
Lease financing receivable	1,044	—%	1,383	—%
Commercial and industrial	4,866	10%	4,281	6%

Total	$119,263	100%	$140,774	100%

As of September 30, 2010, the Company’s allowance for loan and lease losses was $119.3 million, a decrease of $21.5 million from $140.8 million as of December 31, 2009. This decrease was driven by a decrease in the allowance for loan and lease losses of the construction and land portfolio primarily as a result of the sale of a portion of performing and non-performing construction loans to a third party during the third quarter of 2010. The allowance for the residential mortgage and commercial real estate portfolios increased $5.7 million and $1.8 million, respectively, from December 31, 2009 to September 30, 2010.
The provision for loan and lease losses for the third quarter of 2010, reflected an increase of $14.5 million compared to the third quarter of 2009, primarily in the commercial real estate and commercial and industrial portfolios, partially offset by lower provisions in the residential mortgage portfolio. As explained above, the higher provision in 2010 for commercial real estate and commercial and industrial loans was driven by the $8.4 million provision related to the downgrade on a performing syndicated commercial real estate loan, as well as a $3.0 million provision driven by a reduction in the threshold for individual impairment evaluation. The lower provision for residential mortgage loans was driven by lower delinquencies as a result of loss mitigation and collection efforts. The provision for loan and lease losses increased $39.2 million to $77.9 million for the nine month period ended September 30, 2010, from $38.6 million for the corresponding 2009 period. In 2010, the provisions for residential mortgage, commercial real estate and construction and land loans increased by $10.2 million largely for loss mitigation and deterioration, $20.1 million, for the reserve of the syndicated commercial real estate loan and $10.3 million for write-downs on the sold loans before their transfer respectively. These increases were partially offset by a decrease in the provision for other consumer loans of $1.7 million. The increases in the provision were largely driven by higher delinquencies, properties in foreclosure and the continued deterioration in the Puerto Rico economy.
The provision for loan and lease losses for the nine months ended September 30, 2010, was offset by net charge-offs of $99.4 million, which included $35.8 million related to the reclassification of certain construction loans to the held for sale portfolio, $8.8 million related to the classified syndicated loan, as well as charge-offs of previously reserved balances. Also, net charge offs on residential mortgage loans increased due to the implementation in 2010 of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loan and lease losses.
Net charge-offs for the quarter ended September 30, 2010 of $35.0 million were $25.4 million higher than net charge-offs for the comparable 2009 period of $9.6 million. Higher charge-offs in 2010 were the result of confirmed losses in the construction and commercial portfolios, a charge-off of $8.8 million related to the participation interest in a current paying loan, and changes in the Company’s residential loan charge-off policy driving a higher charge-off of $3.1 million.
The decrease in this coverage ratio was driven by the effect of partial charge-offs. The allowance for loan and lease losses coverage ratios as of

September 30, 2010 and December 31, 2009 (including and excluding the effect of partial charge-offs and credit related discounts) were as follows:
Table FF
Allowance for Loan and Lease Losses Coverage Ratios

	September 30, 2010				December 31, 2009
	ALLL plus partial charge-				ALLL plus partial charge-
	offs and discount as a % of:				offs and discount as a % of:
	(1)		ALLL as a % of: (2)		(1)		ALLL as a % of: (2)
	Loans (3)	NPLs	Loans (3)	NPLs	Loans (3)	NPLs	Loans (3)	NPLs
Consumer
Residential mortgage	2.34%	23.73%	1.59%	15.97%	1.87%	17.49%	1.42%	13.19%
Consumer	12.01%	534.84%	11.97%	532.86%	10.12%	524.09%	10.01%	517.89%

Total consumer	2.50%	25.71%	1.76%	17.97%	2.05%	19.56%	1.61%	15.25%

Commercial
Commercial real estate	6.30%	23.31%	3.39%	12.18%	3.88%	22.24%	2.96%	16.81%
Commercial and industrial	1.02%	176.33%	0.91%	157.07%	1.46%	489.18%	1.38%	458.84%
Construction and land	10.97%	32.17%	5.25%	14.47%	12.91%	24.02%	9.87%	17.74%
Total commercial	6.09%	28.77%	3.16%	14.46%	6.59%	24.48%	5.03%	18.41%

Total	3.66%	27.27%	2.20%	16.18%	3.42%	22.15%	2.63%	16.91%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs and discounts.

(2)	Loans and NPL amounts are not increased by the amount of partial charge-offs and discounts.

(3)	Excludes FHA/VA guaranteed loans and loans on saving deposits.
After consideration of partial charge-offs, and in part due to the decrease of non-performing loans, the coverage ratios are up 24 basis points (7.02%) and 512 basis points (23.12%) for the allowance plus partial charge-offs as a percentage of all loans, and percentage of non-performing loans, respectively. Doral discontinued new construction lending in Puerto Rico in 2007, new commercial real estate and commercial and industrial lending in Puerto Rico in 2008, and significantly tightened its residential underwriting standards in 2009. Doral’s seasoned vintages, where problems have been identified and addressed in previous periods, require smaller additional provisions at this time. Considering the effect of the partial charge-offs, the Company’s coverage ratio was 3.66% as of September 30, 2010 and 3.42% as of December 31, 2009. In addition to the partial charge-offs reflected in the ratios below, the Company took a charge-off of $35.8 million during the second quarter of 2010, on loans sold to a third party during the third quarter of 2010 in exchange for cash and a note receivable of $96.9 million. Doral reports the $96.9 million note received as a construction loan. Giving consideration to these additional charge-offs, the coverage ratio (allowance for loan and lease losses adjusted for partial charge-offs, credit related discounts and construction loan charge offs on portfolio sold, to loans receivable) would be 4.12%, an increase of 70 basis points compared to the same ratio as of December 31, 2009.
The allowance for loan and lease losses was 2.12% of period-end loans receivable at September 30, 2010, a decrease of 43 basis points compared with 2.55% at December 31, 2009. The allowance for loan and lease losses to non-performing loans (excluding non-performing loans held for sale) was 16.2%, a decrease of 52 basis points compared to December 31, 2009.
Mortgage lending is the Company’s principal line of business and has historically reflected significant recoveries and low levels of losses. Nevertheless, due to current economic conditions in Puerto Rico, and increases in loss severities in this portfolio, the Company increased its allowance during 2010. Non-performing residential mortgage loans excluding FHA/VA guaranteed loans decreased $33.9 million, or 8.5%, and the related allowance for loan and lease losses increased $5.7 million, or 11.0%, during the nine month period ended September 30, 2010 compared with December 31, 2009. In 2010, charge-offs of residential mortgage loans were driven by the implementation of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans that are over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loans and lease losses.
The construction and land loans portfolio decreased $62.0 million for the nine month period ended September 30, 2010, due to net charge-offs of $48.4 million. Construction and land NPLs decreased $129.1 million as a result of the sale of construction loan portfolio that included approximately $108.5 million non-performing loans as of December 31, 2009. There were also certain restructures and a reduction in non-performing U.S. construction loans of $20.0 million as one large loan was worked out.
The commercial real estate loan portfolio decreased $40.9 million during 2010 since the Company is not actively lending in this line of business and due to partial charge-offs. Non-performing commercial loans increased $64.0 million in 2010 as a result of the deterioration in economic conditions in Puerto Rico and the classification of a participation interest in a current paying loan of $37.7 million. The allowance for loan and lease losses for this portfolio increased $1.8 million during 2010.

The following table summarizes the Company’s loans individually reviewed for impairment and its related allowance:
Table GG

(In thousands)	September 30, 2010	December 31, 2009
Impaired loans with allowance	$535,055	$346,145
Impaired loans without allowance	307,923	184,601

Total impaired loans	$842,978	$530,746

Related allowance	$52,713	$48,223
Average impaired loan portfolio	$640,314	$449,741
As part of the regular loan workout cycle, the Company charges-off the portion of impaired loans that it considers a confirmed loss. Accordingly, certain loans considered impaired and loans measured for specific reserve in accordance with ASC 310 are carried at an unpaid balance that has already been reduced by charge-offs, and therefore, carry a lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. ASC 310 prohibits the allocation of general reserves for those loans for which an impairment analysis has been conducted and for which the impairment measure was zero.
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
Overview of Operational Risk Management
Doral Financial has a corporate-wide Risk Division responsible for implementing the process of managing the risks faced by the Company. The Risk Division coordinates risk identification and monitoring throughout Doral Financial with the Company’s Internal Audit group. In addition, the Internal Audit function provides support to facilitate compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
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
Markets in the United States and elsewhere have experienced extreme volatility and disruption for approximately two years, continuing through the nine month period ended September 30, 2010. The United States, Europe and Japan entered into recessions during 2008 that persisted through most of 2009, despite past and expected governmental intervention in the world’s major economies.
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
Fiscal Stabilization Plan. The Puerto Rico government administration, which commenced on January 2, 2009 and controls the Executive and Legislative branches of government, has developed and has implemented a multi-year plan designed to achieve fiscal balance and restore economic growth. The fiscal stabilization plan seeks to achieve budgetary balance on or before fiscal year 2013, while addressing expected fiscal deficits in the intervening years through the implementation of a number of initiatives, including the following: (i) a $2.0 billion operating expense reduction plan during fiscal year 2010, through government reorganization and reduction of operating expenses, including payroll as the main component of government expenditures; (ii) a combination of temporary and permanent tax increases, coupled with additional tax enforcement measures; and (iii) a bond issuance program through Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish-language acronym). Before the temporary measures expire in 2013, the administration intends to design and adopt a comprehensive reform of the tax system and a long-term economic development plan to complement the economic reconstruction and supplemental stimulus initiatives described below.
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
The administration is also developing and implementing a comprehensive long-term economic development plan aimed at improving Puerto Rico’s overall competitiveness and business environment and increasing private-sector participation in the Puerto Rico economy. As part of this plan, the administration enacted Act No. 161 in December of 2009, which overhauls the existing permitting and licensing process in Puerto Rico in order to provide for a leaner and more efficient process that is expected to foster economic development. The administration also proposes to (i) strengthen the labor market by encouraging greater labor-force participation and bringing out-of date labor laws and regulations in line with U.S. and international standards, (ii) adopt a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fossil fuels, particularly oil, through the promotion of diverse, renewable-energy technologies, and (iii) adopt a comprehensive tax reform that takes into consideration the Commonwealth’s current fiscal situation. In February 2010, the Governor named a committee to review the Commonwealth’s tax system and propose a tax reform. The committee’s report was delivered to the Governor in early October 2010 and on October 25, 2010 the Governor announced a comprehensive tax reform proposal in a televised address before the Puerto Rico Legislature.
In general terms, the tax reform proposal includes, among other things, tax cuts for Puerto Rico individual and corporate taxpayers. The tax cuts are generally being funded with new excise and/or income taxes being imposed on foreign entities that purchase products manufactured in Puerto Rico (or services related to manufacture) from members of the same corporate control group operating in Puerto Rico. Various legislative bills have been presented or are in the process of being presented to the Puerto Rico Legislature by the executive branch to implement the tax reform proposals. Such legislative bills are subject to consideration and approval of the Puerto Rico Legislature.
In September 2010 the Governor signed into law Act No. 132 of 2010 which established various housing tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be in effect until June 30, 2011.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)) as of September 30, 2010. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
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
ITEM 1A. RISK FACTORS
Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth in Item 1A-Risk Factors of the Company’s 2009 Annual Report on Form 10-K as updated by the information appearing in Item 1A-Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. These risk factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our previous filings with the Securities and Exchange Commission. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations. Please also refer to the section titled “Forward Looking Statements” on this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
As previously disclosed by the Company in a Current Report on Form 8-K filed with the Commission on March 26, 2009 our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Dividends in arrearage with respect to our Convertible Preferred Stock, accrued through September 30, 2010, were approximately $14.9 million.
Because we have failed to pay dividends in full on all outstanding series of our Noncumulative Preferred Stock for eighteen consecutive monthly dividend periods and on our Convertible Preferred Stock for consecutive dividend periods containing in the aggregate a number of days equivalent to six fiscal quarters, the holders of our Noncumulative Preferred Stock and the holders of our Convertible Preferred Stock, all acting together as a single class, have the right to appoint or elect two additional members of our board of directors in accordance with the terms of the respective certificates of designation with respect to such preferred stock.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
Effective as of November 12, 2010, Mr. Paul Makowski, Executive Vice President and Chief Risk Officer of Doral Financial Corporation (the “Company”), is no longer an employee of the Company or its subsidiaries.
Effective on November 12, 2010, Mr. Howard Levkowitz resigned from the Board of Directors of the Company. Mr. Levkowitz served in the Nomination and Corporate Governance Committee and the Risk Policy Committee.
Mr. Levkowitz resigned from his position as a result of the dissolution of Doral Holdings Delaware, LLC. Mr. Levkowitz confirmed that there were no disputes or disagreements with the Company’s management or the other members of the Board of Directors of the Company in connection with his decision to resign as a director of the Company.
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

Exhibit
Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

Exhibit
Number	Description
4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 10-K filed with the Commission on March 31, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008).

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 31, 2003).

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.7	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.8	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

Exhibit
Number	Description
10.9	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.1	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.11	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.12	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.13	Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

10.14	Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).

10.15	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP, Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.16	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.17	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.18	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.19	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.20	Amendment No. 1 to Securityholders and Registration Rights Agreement between Doral Financial Corporation and Doral Holdings Delaware, LLC dated as of August 5, 2010. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 10, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)
Date: November 15, 2010	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: November 15, 2010	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President and Chief Financial Officer