Form 10-K
period 2010-12-31
DORAL FINANCIAL CORP
filed 2011-03-09
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

$45,980,797, approximately, based on the last sale price of $2.44 per share on the New York Stock Exchange on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 127,293,756 shares as of March 4, 2011.

Documents Incorporated by Reference:

Part III incorporates certain information by reference to the Proxy Statement for the 2011 Annual Meeting of Shareholders

DORAL FINANCIAL CORPORATION

2010 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of, and subject to the protections of, the Private Securities Litigation Reform Act of 1995. In addition, Doral Financial may make forward-looking statements in its press releases, other filings with the Securities and Exchange Commission (“SEC”) or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others.

These forward-looking statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings, regulatory matters and new accounting standards on the Company’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, but instead represent Doral Financial’s current expectations regarding future events. Such statements may be generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “predict,” “forecast,” “anticipate,” “target,” “goal,” “may” or words of similar meaning or similar expressions.

Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s current expectations of future conditions or results and are not guarantees of future performance. The Company does not undertake and specifically disclaims any obligations to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.

Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond Doral Financial’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:

•	the continued recessionary conditions in Puerto Rico and any deterioration in the performance of the United States economy and capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increasing pricing of our funding sources, including brokered certificates of deposits;

•	the weakness of the Puerto Rico and United States real estate markets and of the Puerto Rico and United States consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets which have contributed and may continue to contribute to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment (“OTTI”) of such assets under generally accepted accounting principles in the United States of America (“GAAP”);

•	our ability to derive sufficient income to realize the benefit of our deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the recently enacted changes to the Puerto Rico internal revenue code and other related tax provisions and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	uncertainty about the outcome of regular annual safety and soundness and compliance examinations by our primary regulators which may contribute to, among other things, an increase in charge-offs, loan loss provisions, and compliance costs;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for public companies and financial services companies in the United States (including Puerto Rico) as a result of, among other things, the adoption in July 2010 of the Dodd-Frank Wall Street and Consumer Protection Act and the regulations adopted and to be adopted thereunder by various federal and state securities and banking agencies, and the impact of such developments on our businesses, business practices, capital requirements and costs of operations;

•	the exposure of Doral Financial, as originator of residential mortgage loans, sponsor of residential mortgage loan securitization transactions, or servicer of such loans or such transactions, or in other capacities, to government sponsored enterprises (“GSEs”), investors, mortgage insurers or other third parties as a result of representations and warranties made in connection with the transfer or securitization of such loans;

•	the risk or possible failure or circumvention of controls and procedures, and the risk that our risk management policies may be inadequate;

•	the risk that the FDIC may further increase deposit insurance premiums and/or require special assessments to replenish its insurance fund, causing an additional increase in the Company’s non-interest expense;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	the strategies adopted by the FDIC and the three acquiring banks in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with the three Puerto Rico banks that failed in April 2010, which may adversely affect real estate values in Puerto Rico;

•	to the extent we make any acquisitions, including FDIC-assisted acquisitions of assets and liabilities of failed banks, risks and difficulties relating to combining the acquired operations with our existing operations;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K; and

•	the other risks and uncertainties detailed in Part I, Item 1.A “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1.	Business

GENERAL

Overview

Doral Financial Corporation (“Doral Financial” or the “Company”) was organized in 1972 under the laws of the Commonwealth of Puerto Rico and operates as a bank holding company. Doral Financial’s principal operations are conducted in Puerto Rico, with growing operations in the United States, specifically in the New York City metropolitan area and in northwest Florida. Doral Financial’s principal executive offices are located at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717, and its telephone number is (787) 474-6700.

Doral Financial manages its business through three operating segments that are organized by legal entity and aggregated by line of business: banking (including thrift operations), mortgage banking and insurance agency. In the past, the Company operated a fourth operating segment: institutional securities. For additional information regarding the Company’s segments please refer to “Operating Segments” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to Note 41 of the accompanying Consolidated Financial Statements.

Banking.  Through its principal banking subsidiary, Doral Bank, a Puerto Rico commercial bank (“Doral Bank PR”), Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans (primarily residential real estate mortgage loans), invests in mortgage-backed securities as well as in other investment securities, and offers traditional banking services. Approximately 88% of Doral Bank PR’s loan portfolio is secured by real estate. Doral Bank PR operates 34 branch offices in Puerto Rico. Mortgage loans are originated through the Company’s mortgage banking entity, Doral Mortgage, LLC (“Doral Mortgage”), which is a subsidiary of Doral Bank PR and is primarily engaged in the origination of mortgage loans on behalf of Doral Bank PR. Loan origination activities are conducted through the branch office network and centralized loan departments. Internal mortgage loan originations are also supplemented by wholesale loan purchases from third parties. As of December 31, 2010, Doral Bank PR had total assets and total deposits of $7.7 billion and $4.5 billion, respectively, including Doral Mortgage, which is part of the mortgage banking segment.

This segment also includes the operations conducted through Doral Bank PR’s subsidiaries, Doral Money, Inc. (“Doral Money”), which engages in commercial and construction lending in the New York City metropolitan area, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of real property securing an interim construction loan. During the third quarter of 2009, Doral Money started a middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.

On July 8, 2010, the Company entered into a collateralized loan obligation (“CLO”) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after the payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. The Company has concluded that it is the primary beneficiary of the CLO, and consolidates Doral CLO I, Ltd., as a subsidiary of Doral Bank PR.

On July 1, 2008, Doral International, Inc., which was a subsidiary of Doral Bank PR licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”), was merged with and into Doral Bank PR in a transaction structured as a tax-free reorganization. On December 16, 2008, Doral Investment International LLC (“Doral Investment”) was organized to become a new subsidiary of Doral Bank PR under the IBC Act, but is not operational.

Doral Financial also operates a federal savings bank in New York and since 2010 in northwest Florida, under the name of Doral Bank, FSB (“Doral Bank US”). Doral Bank US gathers deposits and originates and invests in loans, consisting primarily of interim loans secured by multifamily apartment buildings and other commercial properties, and also invests in investment securities. During 2010, deposits were gathered primarily through an internet-based platform and during the second half of 2010, Doral Bank US started to expand its operations by opening new branches in the New York metropolitan area and in Florida. As of December 31, 2010, Doral Bank US had total assets and total deposits of $219.7 million and $194.5 million, respectively.

Mortgage Banking.  Prior to 2007, Doral Financial and various of its subsidiaries were engaged in mortgage originations, securitization, servicing and related activities. As part of its business transformation effort, Doral Financial transferred its mortgage origination and servicing platforms, subject to certain exclusions, to Doral Bank PR (including its wholly-owned subsidiary, Doral Mortgage). The Company’s mortgage origination business is conducted by Doral Mortgage, and the Company’s mortgage servicing business is operated by Doral Bank PR. Substantially all new loan origination and investment activities at the holding company level were terminated.

Insurance Agency.  Doral Financial through its wholly-owned subsidiary, Doral Insurance Agency, Inc. (“Doral Insurance Agency”), offers property, casualty, life and title insurance as an insurance agency, primarily to its mortgage loan customers.

Institutional Securities.  Doral Financial operated an institutional securities business until 2008 through Doral Securities, Inc. (“Doral Securities”), a wholly-owned subsidiary. Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.

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

Holding Company Structure

Doral Financial conducts its activities primarily through its wholly-owned subsidiaries, Doral Bank PR, Doral Bank US, Doral Insurance Agency, and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates four wholly-owned subsidiaries: Doral Mortgage, Doral Money, Doral Investment and CB, LLC.

On July 19, 2007, Doral Holdings Delaware, LLC (“Doral Holdings”), a newly formed bank holding company in which Irving Place Capital (formerly known as Bear Stearns Merchant Banking) and other investors, including funds managed by Marathon Asset Management, Perry Capital, the DE Shaw Group and Tennenbaum Capital, purchased 48,412,698 shares of Doral Financial common stock for an aggregate purchase price of $610.0 million. As a result of this transaction, Doral Holdings initially owned approximately 90% of the then outstanding common stock of Doral Financial.

On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers of the Company’s common stock, including certain direct and indirect investors in Doral Holdings, which was the Company’s parent company, to raise up to $600.0 million of new equity capital for the Company through a private placement. Shares were sold in two tranches: (i) a $180.0 million non-contingent tranche consisting of approximately 180,000 shares of the Company’s Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (the “Mandatorily Convertible Preferred Stock”), $1.00 par value and $1,000 liquidation preference per share and (ii) a $420.0 million contingent tranche consisting of approximately 13.0 million shares of the Company’s common stock and approximately 359,000 shares of Mandatorily Convertible Preferred Stock. In addition, as part of the non-contingent tranche, the Company issued into escrow 105,002 shares of the Mandatorily Convertible Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted transaction.

The Company used the net proceeds from the placement of the shares in the Non-Contingent Tranche to provide additional capital to the Company to facilitate the Company (through its wholly owned subsidiary, Doral Bank PR) qualifying as a bidder for the acquisition of certain assets and assumption of certain liabilities of one or more Puerto Rico banks from the FDIC, as receiver.

The Company was approved to bid on the assets and liabilities of all three Puerto Rico banks that failed in April 2010. On April 30, 2010, the Company announced it had been out-bid and would not be acquiring any of the assets or liabilities of any of the three Puerto Rico failed banks resolved in separate FDIC assisted purchase and assumption transactions. As a result, pursuant to the Stock Purchase Agreement and the related escrow agreement, approximately 105,002 shares of the Mandatorily Convertible Preferred Stock and the $420.0 million of contingent funds were released from escrow to the purchasers and the contingent tranche of securities was not issued.

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

Accordingly, during the third quarter of 2010, the Company converted 285,002 shares of Mandatorily Convertible Non-Voting Preferred Stock into 60,000,386 shares of common stock. In addition, during the third quarter of 2010, Doral Holdings, previously the controlling shareholder of Doral Financial, distributed its shares in Doral Financial to its investors and dissolved. The Company is no longer a controlled company as a result of this conversion and the dissolution of Doral Holdings. Refer to Note 34 of the Consolidated Financial Statements for additional information on the stock exchanges.

Banking Activities

Doral Financial is engaged in retail banking activities in Puerto Rico through its principal banking subsidiary. Doral Bank PR operates 34 branches in Puerto Rico and offers a variety of consumer loan products as well as deposit products and other retail banking services. Doral Bank PR’s strategy is to combine excellent service with an improved sales process to capture new clients and cross-sell additional products and provide solutions to existing clients. As of December 31, 2010, Doral Bank PR and its subsidiaries had a loan portfolio, classified as loans receivable, of approximately $5.1 billion, of which approximately $4.5 billion consisted of loans secured by residential real estate, including real estate development projects, and a loan portfolio classified as loans held for sale, of approximately $199.4 million.

Doral Bank PR’s lending activities have traditionally focused on the origination of residential mortgage loans. All residential mortgage origination activities are conducted by Doral Bank PR through its wholly-owned subsidiary Doral Mortgage.

Doral Financial is also engaged in the banking business in the New York City metropolitan area through its federal savings bank subsidiary, Doral Bank US. During 2010, Doral Bank US commenced an expansion process opening new branches in New York and in the northwest area of Florida. Doral Bank US, through its internet-based platform and new branches, offers a variety of deposit products. Doral Bank US invests primarily in interim loans secured by multifamily apartment buildings and other commercial properties located in the New York City metropolitan area, as well as in taxi medallion loans.

Doral Money is also engaged in the mortgage banking business in the New York City metropolitan area and since the third quarter of 2009 organized a middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market. Starting in 2011, a new healthcare finance product will provide asset-based, working capital lines of credit to providers of goods and services in the healthcare industry nationwide, including hospitals, home healthcare agencies and long-term care facilities with financing needs from $1.0 million to $20.0 million.

Doral Bank PR and Doral Bank US complement their lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services.

For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiaries please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Liquidity and Capital Resources” in this report.

Consumer Lending

Consumer lending operations include residential mortgage lending, consumer loans and leasing activities. Doral Bank PR and its subsidiaries’ consumer loan portfolio totaled $3.5 billion, or 67.4%, of its loans receivable portfolio.

Residential Mortgage Lending

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

Doral Bank PR originates a wide variety of mortgage loan products, some of which are held for investment and others which are held for sale, that are designed to meet consumer needs and competitive conditions. The principal residential mortgage products are 30-year and 15-year fixed rate first mortgage loans secured by single-family residential properties consisting of one-to-four family units. None of Doral Bank PR’s residential mortgage loans have adjustable interest rate features. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by FHA, VA or RHS and those that are not. The latter type of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not meet the requirements are referred to as non-conforming loans.

For additional information on Doral Financial’s mortgage loan originations, refer to Table E — Loan Production included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

Other Consumer

Doral Bank PR provides consumer credit, personal secured loans, lease financing receivables and loans on savings deposits. At December 31, 2010, consumer loans totaled $59.2 million, or 1.2%, of its loans receivable portfolio.

Doral Bank PR’s consumer loan portfolio is subject to certain risks, including: (i) amount of credit offered to consumers in the market; (ii) interest rate increases; (iii) consumer bankruptcy laws which allow consumers to discharge certain debts; and (iv) continued recessionary conditions and/or additional deterioration of the Puerto Rico and United States economies. Doral Bank PR attempts to reduce its exposure to such risks by: (i) individually reviewing each loan request and renewal; (ii) utilizing a centralized approval system for loans in excess of $25,000; (iii) strictly adhering to written credit policies; and (iv) conducting an independent credit review.

Commercial Lending

Commercial lending operations include commercial real estate, commercial and industrial and construction and land. Doral Bank PR and its subsidiaries’ commercial loan (including construction and land) portfolio totaled $1.7 billion, or 32.6%, of its loans receivable portfolio. Most of the growth in the commercial lending portfolio has been in the U.S. operations as economic conditions have started to improve on the mainland.

Commercial Real Estate and Commercial and Industrial

Due to worsening economic conditions in Puerto Rico, Doral’s new commercial lending activity in Puerto Rico has been limited since early 2008. However, commercial lending activities in the U.S. have grown significantly beginning late in 2009. At December 31, 2010, commercial loans totaled $1.3 billion, or 24.4%, of Doral Bank PR and its subsidiaries’ loans receivable portfolio, which included $653.6 million in commercial loans secured by real estate. Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, Doral Bank PR’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.

Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear a floating interest rate that is indexed to a base rate, such as, the prime rate, the London Interbank Offered Rate (“LIBOR”) or another established index.

Commercial term loans are typically made to finance the acquisition of fixed assets, provide permanent working capital or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear a floating interest rate, indexed to the prime rate, LIBOR or another established index, or are fixed for the term of the loan.

As mentioned above, Doral Money’s syndicated lending unit commenced operations during the third quarter of 2009. Syndicated corporate loans are credit facilities sourced primarily from financial institutions that are acting as lenders and arrangers in these syndications. The U.S. based middle market syndicated lending strategy is to acquire $5.0 million to $15.0 million participation interests in loans made to U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s U.S. based syndicated lending unit. Borrowers are either domiciled in the U.S. or the vast majority of their revenues are generated in the U.S. All borrowers have external public ratings or a rating letter from Standard & Poor’s and/or Moody’s.

The syndicated lending unit portfolio has been growing within commercial lending. As of December 31, 2010 syndicated loans totaled $507.1 million, or 9.9%, of the consolidated Doral Bank PR loans receivable portfolio. For the year ended December 31, 2010, U.S. syndicated loans accounted for 34.3% of total loans originated during 2010.

Doral Financial’s portfolio of commercial loans is subject to certain risks, including: (i) continued recessionary conditions and/or additional deterioration of the Puerto Rico and United States economies; (ii) interest rate increases; (iii) the deterioration of a borrower’s or guarantor’s financial capabilities; and (iv) environmental risks, including natural disasters. Doral Financial attempts to reduce the exposure to such risks by: (i) reviewing each loan request and renewal individually; (ii) utilizing a centralized approval system for all unsecured and secured loans in excess of $100,000; (iii) strictly adhering to written loan policies; and (iv) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis.

Construction Lending

Due to market conditions in Puerto Rico, the Company has ceased financing new construction of single family residential and commercial real estate projects, including land development, in Puerto Rico. Doral will continue to evaluate and appraise market conditions to determine if and when it will resume such financing. Doral Bank had traditionally been a leading player in Puerto Rico in providing interim construction loans to finance residential development projects, primarily in the affordable and mid-range housing markets. In 2006, the Company reassessed its risk exposure to the sector and made a strategic decision to restrict construction lending to established clients with proven track records. In late 2007, as a result of the continued downturn in the Puerto Rico housing market, the Company decided that it would no longer underwrite new development projects and focus its efforts on collections, including assisting developers in marketing their properties to potential home buyers. As of December 31, 2010, Doral Bank PR and its subsidiaries had approximately $421.1 million in construction and land loans. Construction loans extended by the Company to developers are typically adjustable rate loans, indexed to the prime rate, with terms generally ranging from 12 to 36 months.

Doral Bank US and Doral Money extend interim, construction loans and bridge loans secured by multifamily apartment buildings and other commercial properties in the New York City metropolitan area and in northwest Florida. As of December 31, 2010, Doral Bank US and Doral Money had a portfolio of $18.5 million and $90.3 million in interim construction and bridge loans, respectively.

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

Mortgage Origination Channels

Doral Bank PR’s strategy is to defend its mortgage servicing portfolio primarily by internal originations through its retail branch network. Doral Mortgage units are co-located in 33 of the 34 retail bank branches of Doral Bank PR. Doral Bank PR supplements retail originations with wholesale purchases of loans from third parties. The principal origination channels of Doral Financial’s loan origination units are summarized below.

Retail Channel.  Doral Bank PR originates loans through its network of loan officers located in each of its 33 retail branches throughout Puerto Rico. Customers are sought through advertising campaigns in local newspapers and television, as well as direct mail and telemarketing campaigns. Doral Bank PR emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers. Doral Bank PR works closely with residential housing developers and specializes in originating mortgage loans to provide permanent financing for the purchase of homes in new housing projects.

Wholesale Correspondent Channel.  Doral Bank PR maintains a centralized unit that purchases closed residential mortgage loans from other financial institutions consisting primarily of conventional mortgage loans. Doral Bank PR underwrites each loan prior to purchase. For the years ended December 31, 2010, 2009, and 2008 total loan purchases amounted to approximately $82.0 million, $126.0 million and $181.5 million, respectively.

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

Doral Bank PR’s underwriting policies focus primarily on the borrower’s ability to pay and secondarily on collateral value. The maximum loan-to-value (“LTV”) ratio on conventional first mortgages generally does not exceed 80%. Doral Bank PR also offers certain first mortgage products with higher LTV ratios, which may require private mortgage insurance. In conjunction with a first mortgage, Doral Bank PR may also provide a borrower with additional financing through a closed end second mortgage loan, whose combined LTV ratio exceeds 80%. Doral Bank PR does not originate adjustable rate mortgages (“ARM”) or negatively amortizing loans. However, the Company has entered into certain loss mitigation arrangements that provide for a temporary reduction in interest rates. The Company uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

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

The Company believes that loan servicing for third parties is important to its asset/liability management tools because it provides an asset whose value in general tends to move in the opposite direction to the value of its loan and investment portfolio. The asset also provides additional fee income to help offset the cost of its mortgage operations.

Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees. In general, Doral Bank PR’s servicing agreements are terminable by the investors for cause. However, certain servicing arrangements, such as those with FNMA and FHLMC, contain termination provisions that may be triggered by changes in the servicer’s financial condition that materially and adversely affect its ability to provide satisfactory servicing of the loans. As of December 31, 2010, approximately 28%, 6% and 29% of Doral Financial’s mortgage loans serviced for others related to mortgage servicing for FNMA, FHLMC and GNMA, respectively. As of December 31, 2010, Doral Bank PR serviced approximately $8.2 billion in mortgage loans on behalf of third parties. Termination of Doral Bank PR’s servicing rights by any of these agencies could have a material adverse effect on Doral Financial’s results of operations and financial condition. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with this type of servicing arrangement is evaluated solely based on ancillary income, float, late fees, prepayment penalties and costs.

Doral Bank PR’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Bank PR may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. For additional information regarding the composition of Doral Financial’s servicing portfolio as of each of the Company’s last three fiscal year-ends, refer to Table G — Loans Serviced for Third Parties in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

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

Sale of Loans and Securitization Activities

Doral Financial sells or securitizes a portion of the residential mortgage loans that it originates and purchases to generate income. These loans are underwritten to investor standards, including the stardards of FNMA, FHLMC, and GNMA. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA, RHS or VA loans into pools of $1.0 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2010, 2009 and 2008, Doral Financial issued approximately $311.8 million, $377.3 million and $333.8 million, respectively, in GNMA-guaranteed mortgage-backed securities.

Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1.0 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2010, 2009 and 2008, Doral Financial securitized approximately $92.8 million, $53.6 million and $40.4 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2010, 2009 and 2008, Doral Financial sold approximately $30.7 million, $35.0 million and $54.5 million, respectively, of loans through the FNMA and FHLMC cash window programs. Also, during the fourth quarter of 2010, Doral Bank sold $39.9 million of loans to a private investor.

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

At December 31, 2010, 2009 and 2008, the loans held for sale portfolio includes $153.4 million, $128.6 million and $165.6 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

Prior to the fourth quarter of 2005, Doral Financial’s non-conforming loan sales were generally made on a limited recourse basis. As of December 31, 2010, 2009 and 2008, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse was approximately $0.7 billion, $0.8 billion and $1.0 billion, respectively, which included recourse obligations to FNMA and FHLMC as of such dates of approximately $0.6 billion, $0.7 billion and $1.0 billion, respectively. As of December 31, 2010, 2009 and 2008, Doral Financial had a recourse liability of $10.3 million, $9.4 million and $8.8 million, respectively, to reflect estimated losses from such recourse arrangements.

Doral Financial estimates its liability from its recourse obligations based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. The Company believes that it has an adequate valuation for its recourse obligation as of December 31, 2010 and 2009, but actual future recourse obligations may differ from expected results.

In the past the Company sold non-conforming loans to financial institutions in the U.S. mainland on a non-recourse basis, except recourse for certain early defaults. Since 2007 the Company is retaining all of its non-conforming loan production in its loan receivable portfolio. While the Company currently anticipates that it will continue to retain its non-conforming loan production in portfolio, in the future, the Company may seek to continue to diversify secondary market outlets for its non-conforming loan products both in the U.S. mainland and Puerto Rico.

In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified criteria, such as a breach of contract of a representation or warranty or an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with purchasers to review the claims and correct alleged documentation deficiencies. For the years ended December 31, 2010, 2009 and 2008 repurchases amounted to $1.0 million, $13.7 million and $9.5 million, respectively. Refer to Item 1A. Risk Factors, “Risks related to our business — Defective and repurchased loans may harm our business and financial condition,” and Item 7. Management’s Discussion and Analysis and Results of Operations, “-Liquidity and Capital Resources” for additional information.

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

Under the Puerto Rico Internal Revenue Code (the “PR Code”), the interest received on FHA and VA loans used to finance the original purchase of newly constructed housing in Puerto Rico and mortgage-backed securities backed by such loans is exempt from Puerto Rico income taxes. This favorable tax treatment allows Doral Financial to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the U.S. mainland, and reduces its effective tax rate through the receipt of tax-exempt interest.

Insurance Agency Activities

In order to take advantage of the cross-marketing opportunities provided by financial modernization legislation, enacted in 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral Insurance Agency currently earns commissions by acting as agent in connection with the sale of insurance policies issued by unaffiliated insurance companies. During 2010, 2009 and 2008, Doral Insurance Agency produced insurance fees and commissions of $13.3 million, $12.0 million and $12.8 million, respectively. Doral Insurance Agency’s activities are closely integrated with the Company’s mortgage loan originations with most policies sold to mortgage customers. Future growth of Doral Insurance Agency’s revenues will be tied to the Company’s level of mortgage originations, its ability to expand the products and services it provides and its ability to cross-market its services to Doral Financial’s existing customer base.

Puerto Rico Income Taxes

The maximum statutory corporate income tax rate in Puerto Rico is 39.0%. Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR or any other Puerto Rico subsidiary subject to tax under the PR Code.

On March 9, 2009, the Governor of Puerto Rico signed into law various legislative bills as part of a plan to stimulate Puerto Rico’s economy and address recurring government budget deficits by reducing government expenses and increasing government revenues. One of these measures establishes for calendar years 2009 to 2011 a special 5.0% surtax on corporations that have gross income in excess of $100,000 (a corporation subject to such surtax would have to pay an additional tax of 5.0% of its total tax liability). This increases the Company’s income tax rate from 39.00% to 40.95% for tax years from 2009 to 2011.

On November 15, 2010, Act 171 was enacted into law (“Act 171”) generally providing, among other things: (i) an income tax credit equal to 7% of the “tax liability due” to corporations that paid the Christmas Bonus required by local labor laws, and (ii) extending to 10 years the carry forward term of net operating losses incurred for the years commenced after December 31, 2004 and before December 31, 2012.

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the PR Code ineffective, for the most part, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014; if the Government meets its income generation and expense control goals, for years commenced after December 31, 2013, the maximum corporate tax rate will be 25%. The 2011 Code, however, eliminated the special 5% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the carry forward periods for net operating losses to 7 and 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Notwithstanding, a corporation may be subject to the provisions of the PR Code if it so elects it by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. Once the election is made, it will be effective for such year and the next 4 succeeding years.

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

Refer to Note 28 of the accompanying Consolidated Financial Statements for additional information.

United States Income Taxes

Except for Doral Bank US and Doral Money, Doral Financial and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its Puerto Rico subsidiaries are generally only required to pay U.S. federal income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from U.S. sources. Doral Bank US and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States. Dividends paid by Doral Bank US to Doral Financial or by Doral Money to Doral Bank PR are subject to a 10% withholding tax. Please refer to Note 28 of the accompanying Consolidated Financial Statements for additional information.

Employees

As of December 31, 2010, Doral Financial employed 1,352 persons compared to 1,154 as of December 31, 2009. Of the total number of employees 1,281 were employed in Puerto Rico and 71 employed in the U.S. as of December 31, 2010 compared to 1,124 employed in Puerto Rico and 30 employed in New York City as of December 31, 2009. As of December 31, 2010, of the total number of employees, 299 were employed in loan production and servicing activities, 473 were involved in branch operations, and 580 in administrative activities. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.

Segment Disclosure

For information regarding Doral Financial’s operating segments, please refer to Note 41 of the accompanying Consolidated Financial Statements, “Segment Information,” and the information provided under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Operating Segments” in this report.

Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico-based operations accounted for 89% of Doral Financial’s consolidated assets as of December 31, 2010 and 100% of Doral Financial’s consolidated losses for the year then ended. Approximately 55% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	Year Ended December 31, 2010
	2010	2009	2008

Puerto Rico	55%	74%	86%
United States	45%	26%	14%

The increase in originations in the U.S. is due primarily to loans originated by the new syndicated lending unit.

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

As previously announced, on December 2, 2010, the Company sent a letter to the Board of Directors of First BanCorp proposing the acquisition of First BanCorp by the Company subject to certain terms and conditions. On December 6, 2010, First BanCorp issued a press release announcing that it had received and rejected such proposal. The Company’s invitation to the First BanCorp Board of Directors to commence discussions with respect to its proposal remains open.

During 2010 and 2009, Doral Financial increased its business activities in the U.S. expanding its lending activities in the New York metropolitan area and establishing deposit taking and lending operations in northwest Florida. While these markets are competitive, Doral perceives that well managed community banks with appropriately priced products in the New York metropolitan area and northwest Florida markets can successfully compete for deposits and loans. The Company’s plans are to continue to expand its New York and northwest Florida business activities.

The Commonwealth of Puerto Rico

General.  The Commonwealth of Puerto Rico, an island located in the Caribbean, is approximately 100 miles long and 35 miles wide, with an area of 3,423 square miles. According to the information published by the United States Census Bureau in December 2010 in connection with the completion of the 2010 census, the population of Puerto Rico was 3,725,789 as of April 1, 2010. According to the United States Census Bureau, the population of Puerto Rico decreased from 3,808,610 in 2000 to 3,725,789 in 2010, a decrease of 2.2%. Puerto Rico is the fourth largest and most economically developed of the Caribbean islands. Its capital, San Juan, is located approximately 1,600 miles southeast of New York City and had an estimated population of 420,326 as of July 1, 2009, according to the latest estimate published by the United States Census Bureau, compared to 434,374 in 2000.

Relationship of Puerto Rico with the United States.  Puerto Rico has been under the jurisdiction of the United States since 1898. Puerto Rico’s constitutional status is that of a territory of the United States, and, pursuant to the territorial clause of the U.S. Constitution, the ultimate source of power over Puerto Rico is the U.S. Congress. The United States and Puerto Rico share a common defense, market and currency. Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. It differs from the states, however, in its relationship with the federal government. The relationship between Puerto Rico and the United States is referred to as commonwealth status.

There is a federal district court in Puerto Rico and most federal laws are applicable to Puerto Rico. The United States postal service operates in Puerto Rico in the same manner as in the mainland United States. The people of Puerto Rico are citizens of the United States, but do not vote in national elections. They are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives, and has limited voting rights in committees and sub-committees of the House of Representatives. Most federal taxes, except those, such as social security taxes, which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for certain federal employees who are subject to taxes on their salaries. Income earned by Puerto Rico residents from sources outside of Puerto Rico, however, is subject to federal income tax. The official languages of Puerto Rico are Spanish and English.

Governmental Structure.  The Constitution of Puerto Rico provides for the separation of powers of the executive, legislative and judicial branches of government. The Governor is elected every four years. The Legislative Assembly consists of a Senate and a House of Representatives, the members of which are elected for four-year terms. The highest local court in Puerto Rico is the Supreme Court of Puerto Rico. Decisions of the Supreme Court of Puerto Rico may be appealed to the Supreme Court of the United States under the same conditions as decisions from state courts. Puerto Rico also constitutes a district in the federal judiciary and has its own United States District Court. Decisions of this federal district court may be appealed to the United States Court of Appeals for the First Circuit and from there to the United States Supreme Court.

Governmental responsibilities assumed by the central government of Puerto Rico are similar in nature to those of the various state governments. In addition, the central government of Puerto Rico assumes responsibility for local police and fire protection, education, public health and welfare programs, and economic development.

The Economy.  The economy of Puerto Rico is closely linked to the United States economy, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2010, approximately 68.1% of Puerto Rico’s exports went to the U.S. mainland, which was also the source of approximately 51.2% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States.

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

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006. Although the Puerto Rico economy is closely linked to the United States economy, for fiscal years 2007, 2008 and 2009, Puerto Rico’s real gross national product decreased by 1.2%, 2.8% and 3.7%, respectively, while the United States economy grew at a rate of 1.8% and 2.8% during fiscal years 2007 and 2008, respectively, and contracted at a rate of 2.5% during fiscal year 2009. According to the Puerto Rico Planning Board’s latest projections, Puerto Rico’s real gross national product was projected to contract by 3.6% during fiscal year 2010. Puerto Rico’s real gross national product for fiscal year 2011, however, is projected to grow by 0.4%.

The number of persons employed in Puerto Rico during fiscal year 2010 averaged 1,102,700, a decrease of 5.6% compared to the previous fiscal year. During the first six months of fiscal year 2011, total employment averaged 1,084,500, a decline of 2.5% compared with the same period of the previous fiscal year, and the unemployment rate averaged 15.9%.

Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability of the price of oil imports, the exchange value of the United States dollar, the level of interest rates, the effectiveness of the recently approved changes to the Puerto Rico income tax code and other tax laws, and the continuing economic uncertainty generated by the Puerto Rico government’s fiscal condition described below. The economy of Puerto Rico is very sensitive to the price of oil in the global market. Puerto Rico does not have significant mass transit available to the public and most of its electricity is currently powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in the price of oil could impact adversely the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.

Fiscal Condition.  Since 2000, Puerto Rico has experienced a structural imbalance between recurring government revenues and total expenditures. Prior to fiscal year 2009, the Puerto Rico government bridged the deficit resulting from the structural imbalance through the use of non-recurring measures, such as borrowing from the Government Development Bank for Puerto Rico (“GDB”) or in the bond market, postponing the payment of various government expenses, such as payments to suppliers and utilities providers, and other one time measures such as the use of derivatives and borrowings collateralized with government assets such as real estate. Since March 2009, the government has taken multiple steps to address and resolve the structural imbalance.

For fiscal year 2009, the deficit was approximately $3.3 billion, consisting of the difference between revenues and expenses for such fiscal year. The estimated deficit is projected to be approximately $2.1 billion for fiscal year 2010 and approximately $1.0 billion for fiscal year 2011.

Fiscal Stabilization Plan.  In January 2009, the new Puerto Rico government administration, which controls the Executive and Legislative branches of government, developed and commenced implementing a multi-year Fiscal Stabilization and Economic Reconstruction Plan designed to achieve fiscal balance, restore sustainable economic growth and safeguard the investment-grade ratings of the Commonwealth. The fiscal stabilization plan seeks to achieve budgetary balance, while addressing expected fiscal deficits in the intervening years through the implementation of a number of initiatives, including the following: (i) gradual operating expense-reduction plan through reduction of operating expenses, including payroll, which is the main component of government expenditures, and the reorganization of the Executive Branch; (ii) a combination of temporary and permanent revenue raising measures, coupled with additional tax enforcement measures; and (iii) a bond issuance program through Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish-language acronym).

The proceeds obtained from COFINA bond issuance program have been used (and are being used) to repay existing government debt (including debt with GDB), finance operating expenses of the Commonwealth for fiscal years 2009 through 2011 (and for fiscal year 2012, to the extent included in the government’s annual budget for such fiscal year), including costs related to the implementation of a workforce reduction plan, the funding of an economic stimulus plan, as described below, and for other purposes to address the fiscal imbalance while the fiscal stabilization plan was being implemented. Legislation was enacted during 2009 authorizing the implementation of all the measures in the fiscal stabilization plan.

Government Reorganization Plan.  The administration has also taken the first steps to reorganize and modernize the Executive Branch. On December 11, 2009, the Governor signed Act No. 182 that seeks to reduce the number of government agencies and operational expenditures.

Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement Systems.  One of the challenges every Puerto Rico administration has faced during the past twenty years is how to address the growing unfunded pension obligations and funding shortfalls of the three government retirements systems that are funded principally with government appropriations. As of June 30, 2009, the date of the latest actuarial valuations of the three retirement systems, the total unfunded accrued actuarial liability for the three retirement systems was $23.9 billion. According to preliminary actuarial valuations as of June 30, 2010, the total unfunded accrued actuarial liability for the three retirement systems was $25.1 billion.

Based on current employer and employee contributions to the retirement systems, the unfunded actuarial accrued liabilities will continue to increase significantly, with a corresponding decrease in their funded ratios, since the annual contributions are not sufficient to fund pension benefits, and thus, are also insufficient to amortize the unfunded actuarial accrued liabilities. Because annual benefit payments and administrative expenses of the retirement systems have been significantly larger than annual employer and employee contributions, the retirement systems have been forced to use investment income, borrowings and sale of investment portfolio assets to cover funding shortfalls. The total funding shortfall (basic system benefits, administrative expenses and debt service in excess of contributions) for fiscal year 2011 for the three systems is expected to be approximately $1.0 billion.

As a result, the assets of the retirement systems are expected to continue to decline and eventually be depleted during the next ten years. Since the Commonwealth and other participating employers are ultimately responsible for any funding deficiency in the three retirement systems, the depletion of the assets available to cover retirement benefits will require the Commonwealth and other participating employers to cover such funding deficiency. It is estimated that the Commonwealth would be responsible for approximately 74% of the combined funding deficiency of the three retirement systems, with the balance being the responsibility of the municipalities and public corporations.

In order to address the growing unfunded benefit obligations and funding shortfalls of the three retirement systems, the Governor of Puerto Rico established in February 2010 a special commission to make recommendations for improving the fiscal solvency of the three retirement systems. The special commission delivered its recommendations to the Governor in October 2010. The individual recommendations made by the members of the special commission, which included increasing the amount of the employer and employee contributions and changing the benefits structure, are being analyzed with the intent of presenting a comprehensive, consensus legislation during calendar year 2011 to improve the fiscal solvency of the three retirement systems.

Economic Reconstruction Plan.  The Puerto Rico government administration also developed and implemented a short-term economic reconstruction plan. The cornerstone of this plan was the implementation of U.S. federal and local economic stimuli. Puerto Rico has benefitted and will benefit from the American Recovery and Reinvestment Act of 2009 (“ARRA”) enacted by the U.S. government to provide a stimulus to the U.S. economy in the wake of the global economic downturn. Puerto Rico has been awarded approximately $6.8 billion in stimulus funds from ARRA during fiscal years 2009 to 2011, which includes tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, among other measures. The administration complemented the U.S. federal stimulus with additional short- and medium-term supplemental stimulus measures seeking to address specific local challenges and providing investment in strategic areas. These measures included a local $500.0 million economic stimulus plan to supplement the federal plan. The local stimulus was composed of three main elements: (i) capital improvements; (ii) stimulus for small and medium-sized businesses, and (iii) consumer relief in the form of direct payments to retirees, mortgage-debt restructuring for consumers that face risk of default, and consumer stimulus for the purchase of housing.

The economic reconstruction plan also included a supplemental stimulus plan, which was designed to provide investment in strategic areas with the objective of laying the foundations for long-term growth in Puerto Rico. The supplemental stimulus plan is being conducted through a combination of direct investments and guaranteed lending. It targets critical areas such as key infrastructure projects, public capital improvement programs, private-sector lending to specific industries, and the export and research-and-development knowledge industries. One example was the adoption of the Real Estate Market Stimulus Act of 2010, which provides certain incentives to help reduce the existing unsold housing inventory. The housing incentives will be effective from September 1, 2010 to June 30, 2011.

Economic Development Plan.  The administration also developed the Strategic Model for a New Economy, which is a comprehensive long-term economic development plan aimed at improving Puerto Rico’s overall competitiveness and business environment and increasing private-sector participation in the Puerto Rico economy.

As part of this plan, the administration is emphasizing (i) the simplification and shortening of the permitting and licensing process; (ii) promoting the development of various projects through public-private partnerships, (iii) the adoption of a new energy policy that seeks to lower energy costs and reduce energy-price volatility, (iv) the adoption of a comprehensive tax reform that takes into account the Commonwealth’s current financial situation; and (v) implementing strategic initiatives targeted at specific economic sectors and development of certain strategic/regional projects.

One of these goals was accomplished on December 1, 2009, when the Puerto Rico Governor signed Act No. 161, which overhauls the existing permitting and licensing process in Puerto Rico in order to provide for a leaner and more efficient process the fosters economic development. The administration also enacted Acts No. 82 and 83 in July 2010, which provide for a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fuel oil and the promotion of diverse, renewable energy technologies.

To further stimulate economic development and cope with the fiscal crisis, the administration established a legal framework via legislation approved in June 2009 to authorize and promote the use of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets. Private-public partnerships provide the opportunity for the government to lower project development costs, accelerate project development, reduce financial risk, create additional revenue sources, establish service quality metrics, and redirect government resources to focus on the implementation of public policy. During fiscal year 2011 the administration has commenced and expects to commence procurement for several public-private partnership priority projects involving, among other things, school modernization, toll roads concession, airport concession and improvements in the water authority’s meter reading, billing systems and customer services.

In February 2010, the Governor named a committee to review the Commonwealth’s income tax system and propose a tax reform directed at reducing personal and corporate income tax rates. The committee presented its findings to the Governor and in October 2010, the Governor announced that he was submitting to the Legislative Assembly various bills in order to implement tax reform. Legislation to implement the first phase of tax reform was enacted as Act No. 171 on November 15, 2010. Legislation to implement the second phase of tax reform was enacted as Act No. 1 on January 31, 2011. The tax reform is focused on providing tax relief to individuals and corporations, providing economic development and job creation, simplifying the tax system and reducing tax evasion through enhanced tax compliance measures. In general terms, the tax reform is intended to be revenue positive for the Commonwealth as it includes, among other things, a temporary excise tax on affiliates of multinational manufacturers operating in Puerto Rico, the elimination of certain incentives and tax credits, and enhanced tax compliance measures to finance the tax rate reductions for corporations and individuals.

The administration has also identified strategic initiatives to promote economic growth in various sectors of the economy where the Commonwealth has competitive advantages and several strategic/regional projects aimed as fostering balanced economic development throughout the island. These projects, some of which are ongoing, include tourism and urban redevelopment projects.

REGULATION AND SUPERVISION

Described below are the material elements of selected federal and Puerto Rico laws and regulations applicable to Doral Financial and its subsidiaries. In general terms, many of these laws and regulations generally aim to protect our depositors and our customers, not necessarily our shareholders or our creditors. Any changes in applicable laws or regulations, and in their application by regulatory agencies, may materially affect our business and prospects. Proposed legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in other parts of this “Regulation and Supervision” section.

Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

The Consumer Financial Protection Bureau (“Bureau”).  The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau, and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Transactions with Affiliates.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

Transactions with Insiders.  Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Enhanced Lending Limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In February 2011, the FDIC and other federal banking and securities agencies issued a notice or proposed rulemaking on incentive-based compensation arrangements as required by the Dodd-Frank Act. The proposed rule has five key components: (i) requiring the deferral of at least 50% of incentive compensation for a minimum of three years for executive officers of financial institutions with consolidated assets of $50.0 billion or more; (ii) prohibiting incentive-based compensation arrangements for executive officers, employees, directors and principal shareholders (“covered persons”) that would encourage inappropriate risks by providing excessive compensation; (iii) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to material financial loss; (iv) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and (v) requiring annual reports on incentive compensation structures to the institution’s appropriate federal regulator.

Debit Card Interchange Fees and Routing.  The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of the transaction to the issuer. In December 2010 the Federal Reserve issued a proposed rule that would have the effect to limiting the amount of debit charge interchange fees charged by banks. The proposal outlines two alternatives for computing a “reasonable and proportional” fee. In the press release accompanying the proposed rule, the Federal Reserve noted that if it adopts either of the proposed standards, the maximum allowable debit card interchange fee received by covered issuers would be more than 70% lower that the 2009 average. The proposed rule also seeks to limit network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on several unaffiliated networks. The new rules would apply to bank issuers with more than $10.0 billion in assets and would take effect in July 2011.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

The Dodd-Frank Act included certain provisions that, upon the approval of final regulations, create certain new standards for residential mortgage lenders. The principal restrictions are the following: (i) prohibits mortgage lenders and brokers from giving or receiving compensation that varies based on loan terms other than the principal amount of the loan (this prohibition effectively eliminates yield spread premiums); (ii) requires mortgage lenders to determine that the consumer has the reasonable ability to repay the loan according to its terms based upon a variety of factors (including credit history, current income, expected income, and current obligations); and (iii) creates a safe harbor for mortgage lenders with respect to “qualified mortgages” (a “qualified mortgage” is a mortgage that meets the following requirements: term does not exceed 30 years, the consumer may not defer the payment of principal, points and fees may not exceed 3% of the amount of the loan, negative amortization is not allowed, and no balloon payments are permitted except under certain circumstances).

Puerto Rico Regulation

Doral Mortgage and Doral Financial are licensed by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”) as mortgage banking institutions. Such authorization to act as mortgage banking institutions must be renewed as of December 1 of each year. In the past, Doral Financial and its subsidiaries have not had any difficulty in renewing their authorizations to act as mortgage banking institutions and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial’s is also subject to regulation by the Office of the Commissioner, with respect to, among other things, maximum origination fees and prepayment penalties on certain types of mortgage loan products.

Doral Financial’s operations in the mainland U.S. are subject to regulation by state regulators in the states in which it conducts a mortgage loan business.

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

On July 30, 2008, President Bush signed into law the Housing and Economic Recovery Act of 2008 (the “Housing Recovery Act”). Title V of the Housing Recovery Act, entitled The Secure and Fair Enforcement Mortgage Licensing Act of 2008 (“SAFE Act”), recognizes and builds on states’ efforts by requiring all mortgage loan originators, regardless of the type of entity they are employed by, to be either state-licensed or federally-registered. Under the SAFE Act, all states (including the Commonwealth of Puerto Rico) must implement a mortgage originator licensing process that meets certain minimum standards and must license mortgage originators through a Nationwide Mortgage Licensing System and Registry (the “NMLS”). As a result of this federal legislation, the Office of the Commissioner announced that it would begin accepting submissions through the NMLS on April 2, 2009 and that all mortgage lenders/servicers or mortgage brokers operating in Puerto Rico were required to be duly registered through the NMLS commencing June 1, 2009. In terms of federal registrations, on January 31, 2011 the FDIC and other federal banking agencies issued a notice stating that the initial registration period for federal registrations of employees of banks and savings associations will run from January 31, 2011 to June 29, 2011. This Federal registration is required by the SAFE Act for employees of banks and savings associations that act as originators of residential mortgage loans and will also be accomplished through the NMLS.

On December 30, 2010, the Puerto Rico Governor signed into law Act No. 247, which repeals the Mortgage Banking Law and enacts a new mortgage loan law that will regulate the activities of mortgage companies (including the business and activities of mortgage lenders, mortgage brokers and mortgage originators). The new mortgage loan law becomes effective 120 days after its adoption, and it provides that any currently licensed mortgage lender will have a period of 90 days from the law’s effective date to comply with the law’s licensing requirements. In general terms, the licensing provisions require mortgage lenders, mortgage brokers and individual mortgage originators (other than those that are federally registered) to submit the required license fees and information through the NLMS. The new law also has a change in control requirement comparable to the requirement described above that is presently applicable under the Mortgage Banking Law.

Banking Activities

Federal Regulation

General

Doral Financial is a bank holding company subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities the Federal Reserve has determined to be closely related to the business of banking. Under the Gramm-Leach-Bliley Act, financial holding companies can engage in a broader range of financial activities than bank holding companies. Given the difficulties faced by Doral Financial following the restatement of its audited financial statements for the period from January 1, 2000 to December 31, 2004, the Company filed a notice with the Federal Reserve withdrawing its election to be treated as a financial holding company, which became effective on January 8, 2008. See “— Financial Modernization Legislation” below for a description of the expanded powers of financial holding companies. The withdrawal of its election to be treated as a financial holding company has not adversely affected and is not expected to adversely affect Doral Financial’s current operations, all of which are permitted for bank holding companies that have not elected to be treated as financial holding companies. Specifically, Doral Financial is authorized to engage in insurance agency activities in Puerto Rico pursuant to Regulation K promulgated by the Federal Reserve under the BHC Act. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company without the prior approval of the Federal Reserve.

Doral Bank PR is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC and the Office of the Commissioner. Doral Bank US is subject to supervision and examination by the Office of Thrift Supervision (“OTS”) and the FDIC. The Dodd-Frank Act abolishes the OTS and provides for the transfer of its functions and authorities to the Federal Reserve, FDIC and Office of the Comptroller of the Currency (the “OCC”). Although the Dodd-Frank Act abolishes the OTS as a federal regulator, it did not eliminate the federal thrift charter. The Dodd-Frank Act requires that the transfer of OTS powers take place within one year of enactment, with the possibility of a six-month extension. In terms of federal savings banks such as Doral Bank US, the OCC will succeed the OTS as the primary regulator of federal thrifts. All OTS functions related to federal savings banks and OTS rulemaking authority over all savings banks are assigned to the OTS. The Federal Reserve will succeed the OTS as the primary regulator of thrift holding companies.

Doral Financial’s banking subsidiaries are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Doral Financial’s banking and other subsidiaries. In addition to the impact of regulation, commercial and savings banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

Federal and state banking laws grant substantial enforcement power to federal and state banking regulators. The enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

On March 16, 2006, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. On January 14, 2008, the FDIC and the Office of the Commissioner jointly released Doral Bank PR from the March 16, 2006 consent order. The consent order between the Company and the Federal Reserve remains in effect. Please refer to Part I, Item 3, Legal Proceeding for additional information regarding regulatory enforcement matters.

Doral Financial’s banking and other subsidiaries are subject to certain regulations promulgated by the Federal Reserve including Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth-in-Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act). In general terms, these regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers in taking deposits and making loans. Doral Financial’s banking and other subsidiaries must comply with the applicable provisions of these consumer protection regulations as part of their ongoing customer relations.

Holding Company Structure

Doral Bank PR and Doral Bank US, as well as any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under federal law that govern certain transactions with Doral Financial or other non-banking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transactions by any depository institution subsidiary with Doral Financial, or with any one of Doral Financial’s non-banking subsidiaries, are limited in amount to 10% of the depository institution’s capital stock and surplus and, with respect to Doral Financial and all of its non-banking subsidiaries, to an aggregate of 20% of the depository institution’s capital stock and surplus. Please refer to Transactions with Affiliates and Related Parties, below.

Under Federal Reserve policy, which has been codified by the Dodd-Frank Act, a bank holding company such as Doral Financial is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”) of 3% for bank holding companies that have the highest regulatory rating or have implemented the Federal Reserve’s market risk capital measure. All other bank holding companies are required to maintain a minimum Leverage Ratio of 4%. The guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

The FDIC and the OTS have established regulatory capital requirements for state non-member insured banks and federal savings banks, such as Doral Bank PR and Doral Bank US, respectively, that are substantially similar to those adopted by the Federal Reserve for bank holding companies.

On March 17, 2006, Doral Financial entered into a consent order with the Federal Reserve, pursuant to which the Company submitted a capital plan in which it established a target minimum leverage ratio of 5.5% for Doral Financial and 6.0% for Doral Bank PR. Please refer to Part I, Item 3 Legal Proceedings for additional information regarding Doral Financial’s regulatory matters.

Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank US’s capital ratios at December 31, 2010, based on existing Federal Reserve, FDIC and OTS guidelines.

		Banking		Well
	Doral	Doral	Doral	Capitalized
	Financial	Bank PR	Bank US	Minimum

Total capital ratio (total capital to risk weighted assets)	14.5%	15.6%	11.0%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	13.3%	14.4%	10.7%	6.0%
Leverage ratio(1)	8.6%	8.0%	6.5%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank US.

As of December 31, 2010, Doral Bank PR and Doral Bank US were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Regulatory Capital Ratios” for additional information regarding Doral Financial’s regulatory capital ratios.

As of December 31, 2010, both of the Company’s banking subsidiaries were considered well capitalized banks for purposes of prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial, such as a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Prompt Corrective Action Plan under FDICIA” below.

Under the Dodd-Frank Act, federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.

Basel Capital Standards

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250.0 billion or more or consolidated foreign exposures of $10.0 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding the release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III. In addition to Basel III, Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting the capital requirements of financial institutions in a number of respects, including potentially more stringent capital requirements. The ultimate impact on Doral Financial and its banking subsidiaries of the new capital and liquidity standards that may be adopted cannot be determined at this time and will depend on a number of factors, including the final regulatory actions taken by Federal banking regulators. However, any requirement that Doral Financial and its banking subsidiaries maintain more capital, with common equity as a more predominant component, or meet new liquidity requirements, could significantly affect our financial condition, operations, capital position and ability to pursue certain business opportunities.

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

At December 31, 2010, Doral Financial’s banking subsidiaries were well capitalized pursuant to the prompt corrective action standard as implemented by the primary regulators. Doral Bank PR’s and Doral Bank US’s capital categories, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Bank PR or Doral Bank US, and should be considered in conjunction with other available information regarding the institutions’ financial condition and results of operations.

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

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as Doral Bank PR and Doral Bank US, but they are not directly applicable to bank holding companies, such as Doral Financial, which control such institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

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

Under the Dodd-Frank Act, national banks and state banks are now able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

As a federal savings bank, Doral Bank US is subject to the branching regulations promulgated by the OTS. Such regulations allow Doral Bank US to branch on an interstate basis without geographic limitations.

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

On March 16, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders prohibit Doral Bank PR from paying dividends to Doral Financial without obtaining prior written approval from the FDIC and Federal Reserve, and the Federal Reserve Order prohibits Doral Financial from paying dividends to its stockholders without the prior written approval of the Federal Reserve. The FDIC and the Office of the Commissioner lifted their consent order on January 14, 2008. The consent order with the Federal Reserve remains in effect.

Please refer to “Regulation and Supervision — Banking Activities — Puerto Rico Regulation,” below, for a description of certain restrictions on Doral Bank PR’s ability to pay dividends under Puerto Rico law. Please refer to “Regulation and Supervision — Banking Activities — Savings Bank Regulation,” below, for a description of certain restrictions on Doral Bank US’s ability to pay dividends under OTS regulations.

FDIC Insurance Assessments

The deposits of Doral Bank PR and Doral Bank US are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, and are therefore subject to FDIC deposit insurance assessments.

As mentioned above, the Dodd-Frank Act permanently raised the basic limit on deposit insurance by the FDIC from $100,000 to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. In December 2010, the FDIC approved a final rule raising its industry target ratio of reserves to insured deposits to 2.0%, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance assessment premiums going forward. Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The FDIC issued a final rule that implements this change to the assessment calculation on February 7, 2011, but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral (although the amounts that individual depository institutions will pay may change) even though the new assessment base under the Dodd-Frank Act is larger than the current assessment base. As presently done under the current rule, the assessment rate of a depository institution will be determined according to its supervisory ratings and capital levels, with adjustments for the depository institution’s unsecured debt and brokered deposits. The deposit insurance rates for depository institutions under the new rule will range from 2.5 to 45 basis points per $100 of the assessment base (average consolidated assets minus average tangible equity).

The new rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The FDIC rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

Under the current rule, the amount of the assessment is a function of the institution’s risk category, of which there are four, and the assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate. The assessment rate for risk categories is calculated according to a formula, which relies on supervisory ratings and either financial ratios or long-term debt ratings. An insured bank’s assessment base is determined by the balance of its insured deposits. Because the system is risk-based, it allows banks to pay lower assessments to the FDIC as their capital levels and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC. As of December 31, 2010, deposit insurance rates for depository institutions range from 7 to 77.5 basis points per $100 of assessable deposits based upon assessment rates that are calculated based upon the depository institution’s risk rating as adjusted by its levels of unsecured debt, secured liabilities, and brokered deposits.

Under the FDIA, the FDIC also has the authority to impose special assessments upon insured depository institutions when deemed necessary by the FDIC’s board. The FDIC adopted a final rule, in May 2009, effective June 30, 2009, that imposed a special assessment of five cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter of 2009.

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

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation assessment to service the interest on its bond obligations from the DIF assessments. The amount assessed on individual institutions by the Financing Corporation is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current Financing Corporation annual assessment rate is $0.0102 to $0.0104 per $100 of deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

As of December 31, 2010, Doral Bank PR and Doral Bank US had a DIF deposit base of approximately $4.6 billion and $146.3 million, respectively.

Temporary FDIC Insurance of Non-Interest Bearing Transaction Accounts

The Dodd-Frank Act amended the FDIA to fully insure the amounts deposited in non-interest bearing transaction accounts at all insured depository institutions from December 31, 2010 until December 31, 2012. This amendment became effective on December 31, 2010, which is the date that the FDIC’s Transaction Account Guarantee (“TAG”) Program terminated. The new program applies to all insured depository institutions, while the TAG Program applied to only to insured depository institutions that opted in (Doral Bank PR and Doral Bank US had opted in to the TAG Program). Under the new program, low-interest checking (NOW) accounts will no longer be eligible for unlimited deposit insurance. This unlimited insurance coverage for non-interest bearing transaction accounts is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. FDIC-insured depository institutions are not permitted to opt out of this temporary insurance program and the FDIC will not charge a separate assessment for this coverage.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), each insured depository institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for such institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications by the institution, including application for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Doral Bank PR and Doral Bank US received ratings of satisfactory as of the most recent CRA report of the FDIC and the OTS, respectively.

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

The FDIC and other federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness that, among other things, set forth standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, employee compensation and benefits, asset growth and earnings.

Interagency Appraisal and Evaluation Guidelines

In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. In incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and periodically update valuations of collaterals for existing real estate loans and transactions.

Brokered Deposits

FDIC regulations adopted under FDICIA govern the receipt of brokered deposits by insured depository institutions. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above certain prevailing rates specified by regulation) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Doral Financial does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of its banking subsidiaries, which are currently well capitalized institutions.

As of December 31, 2010 and 2009, Doral Bank PR had a total of approximately $2.3 billion and $2.6 billion of brokered deposits, respectively. Doral Bank PR uses brokered deposits as a source of less costly funding. As of December 31, 2010, Doral Bank US had a total of approximately $10.1 million of brokered deposits, compared to $20.1 million as of December 31, 2009.

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

Doral Bank US is also a member of the FHLB-NY and is subject to similar requirements as those of Doral Bank PR described above.

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

Among other requirements, the USA Patriot Act and the related regulations require financial institutions to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the depository institution’s compliance with all of the requirements of the USA Patriot Act, the Bank Secrecy Act and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

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

The Dodd-Frank Act also changed the definition of “covered transaction” in sections 23A and 23B and established limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10% of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

Sections 22(g) and (h) of the Federal Reserve Act set forth restrictions on loans by a bank to its executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests (“insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.

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

Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2010, Doral Bank PR’s reserve fund complied with the legal requirement.

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

Section 17 of the Banking Law generally permits Doral Bank PR to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of the Commissioner may permit from time to time. The Office of the Commissioner has permitted the inclusion of up to 50% of retained earnings to banks classified as “1” composite rating and well capitalized. As of December 31, 2010, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $132.1 million (based on FDIC regulation the lending limit is more conservative amounting $101.6 million). If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2010, the lending limit for Doral Bank PR for loans secured by collateral worth at least 25% more than the amount of the loan was $220.2 million (based on FDIC regulation the lending limit is more conservative amounting to $169.4 million). There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. There are also no restrictions under Section 17 on the amount of loans made by a Puerto Rico bank to the Government of the United States or the Commonwealth or to any municipality, instrumentality, authority or dependency of the United States or the Commonwealth.

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

On March 16, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent orders also prohibit Doral Financial and any of its non-banking affiliates, directly or indirectly, from entering into, participating, or in any other manner engaging in any covered transactions with its subsidiary banks, Doral Bank PR and Doral Bank US. The consent order from the Office of the Commissioner was lifted on January 14, 2008, in a joint action with the FDIC. The consent order with the Federal Reserve remains in effect.

Savings Bank Regulation

As a federal savings bank, Doral Bank US’s investments, borrowings, lending, issuance of securities, establishment of branch offices and all other aspects of its operations are subject to the jurisdiction of the OTS.

Doral Bank US’s payment of dividends is subject to the limitations of the capital distribution regulation promulgated by the OTS. The OTS’ regulation determines a savings bank’s ability to pay dividends, make stock repurchases, or make other types of capital distributions, according to the institution’s capital position. The rule establishes amounts of capital distributions that institutions can make after providing notice to the OTS, without constituting an unsafe or unsound practice. Institutions that do not meet their capital requirements can make distributions only with the prior approval of the OTS.

Savings banks, such as Doral Bank US, that meet all applicable capital requirements may make a distribution without notice or an application in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income (net income less capital distributions) from the preceding two years; so long as the savings bank continues to satisfy applicable capital requirements after the distribution. If such a distribution would cause Doral Bank US to fall below the well-capitalized requirement, a prior 30-day notice to the OTS would be required.

OTS regulations generally permit Doral Bank US to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2010, the legal lending limit for Doral Bank US under this regulation was approximately $2.2 million. Doral Bank US’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank US’s expanded aggregate legal lending limit under this provision was approximately $3.6 million as of December 31, 2010.

The Dodd-Frank Act abolishes the OTS and provides for the transfer of its functions and authorities to the Federal Reserve, FDIC and the OCC. Although the Dodd-Frank Act abolishes the OTS as a federal regulator, it did not eliminate the federal thrift charter. The Dodd-Frank Act requires that the transfer of OTS powers take place within one year of enactment, with the possibility of a six-month extension. In terms of federal savings banks such as Doral Bank US, the OCC will succeed the OTS as the primary regulator of federal thrifts. All OTS functions related to federal savings banks and OTS rulemaking authority over all savings banks are assigned to the OCC. The Federal Reserve will succeed the OTS as the primary regulator of thrift holding companies.

IBC Act

On July 1, 2008, Doral International, Inc., an international banking entity (“IBE”), subject to supervision, examination and regulation by the Office of the Commissioner under the Puerto Rico International Banking Center Regulatory Act (the “IBC Act”), was merged with and into Doral Bank PR, Doral International’s parent company, with Doral Bank PR being the surviving corporation, in a transaction structured as a tax free reorganization.

On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank PR that was granted license to operate as an international banking entity under the IBC Act of Puerto Rico on February 2, 2010, but is not currently operational. Doral Investment International LLC is subject to the supervision, examination and regulation by the Office of the Commissioner under the IBC Act.

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

The provisions of the Mortgage Banking Law also require regulatory approval for the acquisition of more than 10% of Doral Financial’s outstanding voting securities. Please refer to “— Regulation and Supervision — Mortgage Origination and Servicing” above.

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

Risks related to the general business environment and our industry

Difficult market conditions have already affected us and our industry and may continue to adversely affect us.

Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and has and may continue to adversely affect our business, financial condition and results of operations. The Company experienced increased levels of non-performing assets and OTTI charges on its non-agency MBSs as a result of market conditions. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•	The processes and models we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecast of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the processes and models.

•	Regulatory agency views of market conditions and the effect of market conditions on our borrowers may differ from those of management, and such variance in views, if any, may contribute to changes in charge-offs and loan loss provisions.

•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government sponsored entities) on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue certain business opportunities.

•	We may be required to pay in the future significantly higher FDIC assessments to insure our deposits if market conditions do not improve or if market conditions deteriorate.

•	We may face higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable.

If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be materially and adversely affected.

Adverse credit market conditions may affect the Company’s ability to meet its liquidity needs; unforeseen disruptions in the brokered deposits market could compromise the Company’s liquidity position.

The credit markets, although recovering, have experienced extreme volatility and disruption. At times during the past few years, the volatility and disruptions reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity of certain issuers, particularly for non-investment grade issuers like us.

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

A relatively large portion of our funding is retail brokered deposits issued by Doral Bank PR. The Company’s total brokered deposits as of December 31, 2010 were $2.4 billion. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect our ability to fund a portion of our operations and/or meet obligations.

Our business concentration in Puerto Rico imposes risks.

We conduct our operations in a geographically concentrated area, as our main market is in Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. The Company’s financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political or economic developments or natural disasters, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses and reduce the value of our loans and loan servicing portfolio.

Our credit quality may continue to be adversely affected by Puerto Rico’s current economic conditions.

The Company’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006. Although the Puerto Rico economy is closely linked to the United States economy, for fiscal years 2007, 2008 and 2009, Puerto Rico’s real gross national product decreased by 1.2%, 2.8% and 3.7%, respectively, while the United States economy grew at a rate of 1.8% and 2.8% during fiscal years 2007 and 2008, respectively, and contracted at a rate of 2.5% during fiscal year 2009. According to the Puerto Rico Planning Board’s latest projections, Puerto Rico’s real gross national product was projected to contract by 3.6% during fiscal year 2010. Puerto Rico’s real gross national product for fiscal year 2011, however, is projected to grow by 0.4%. The number of persons employed in Puerto Rico during fiscal year 2010 averaged 1,102,700, a decrease of 5.6% compared to the previous fiscal year. During the first six months of fiscal year 2011, total employment averaged 1,084,500, a decline of 2.5% compared with the same period of the previous fiscal year, and the unemployment rate averaged 15.9%.

Since 2000, the Government of Puerto Rico has experienced a structural imbalance between recurring government revenues and total expenditures. The structural imbalance was exacerbated during fiscal years 2008 and 2009, with recurring government expenditures significantly exceeding recurring government revenues. Prior to fiscal year 2009, the Puerto Rico government bridged the deficit resulting from the structural imbalance through the use of non-recurring measures, such as borrowing from the Government Development Bank for Puerto Rico or in the bond market, postponing the payment of various government expenses, such as payments to suppliers and utilities providers, and other one time measures such as the use of derivatives and borrowings collateralized with government assets such as real estate. Since March 2009, the government has taken multiple steps to address and resolve the structural imbalance.

For fiscal year 2009, the deficit was approximately $3.3 billion, consisting of the difference between revenues and expenses for such fiscal year. The estimated deficit is projected to be approximately $2.1 billion for fiscal year 2010 and approximately $1.0 billion for fiscal year 2011. Measures that the Government of Puerto Rico has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the Government of Puerto Rico is the largest source of employment in Puerto Rico, these measures have had the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle. In addition, a payment or other material default by the Government of Puerto Rico or any of its agencies, public corporations or instrumentalities with respect to their municipal bond or note obligations could have a material adverse effect on our financial condition and results of operations.

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

A prolonged economic slowdown or decline in the residential real estate market in the U.S. mainland and in Puerto Rico and an increase in the continued unemployment in Puerto Rico could continue to adversely affect our results of operations.

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline and this trend could also reduce the level of mortgage loans we may produce in the future and adversely affect our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past three years, residential real estate values in many areas of the U.S. have decreased significantly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.

The actual rates of delinquencies, foreclosures and losses on loans have been higher during the recent economic slowdown. Rising unemployment, higher interest rates or declines in housing prices have had a greater negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could continue to harm our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such loan arising from borrower defaults to the extent not covered by third-party credit enhancement.

The soundness of other financial institutions could affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure our obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.

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

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

On January 6, 2010, the member agencies of the Federal Financial Institutions Examination Council, which includes the Federal Reserve and the FDIC, issued an interest rate risk advisory reminding banks to maintain sound practices for managing interest rate risk, particularly in the current environment of historically low short-term interest rates.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations may be adverse.

Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the value of loans, investment securities and mortgage servicing assets, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will affect our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The legislation is making significant structural reforms to the financial services industry. The legislation, among other things, is:

(i)	establishing a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, savings and other consumer financial products and services, narrows the scope of federal preemption of state consumer laws and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation;

(ii)	creating a structure to regulate systematically important financial companies, and provide regulators with the power to require such companies to sell or transfer assets and terminate activities if the regulators determine the size or the scope of the activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States;

(iii)	requiring more comprehensive regulation of the over-the-counter derivatives market, including providing for more strict capital and margin requirements, the central clearing of standardized over-the-counter derivatives, and heightened supervision of all over-the-counter derivatives dealers and major market participants;

(iv)	limiting the ability of banking entities to engage in certain proprietary trading activities and restricting their ownership of, investment in or sponsorship of hedge funds and private equity funds;

(v)	restricting the interchange fees payable on debit card transactions;

(vi)	abolishing the Office of Thrift Supervision (“OTS”) and transferring its functions and responsibilities regarding the supervision of federal savings banks, such as Doral Bank US, to the Office of the Comptroller of the Currency (“OCC”);

(vii)	strengthening the regulatory oversight of securities and capital markets activities by the US Securities and Exchange Commission (“SEC”) and enhancing the safety and soundness of the securitization process, including a requirement that securitizers and originators retain a portion of the credit risk for any asset that they securitize or originate;

(viii)	permanently increasing the federal deposit insurance from $100,000 to $250,000, permitting depository institutions to pay interest on demand deposit accounts (such as commercial checking accounts) and permitting de novo interstate branching by federal and state depository institutions alike; and

(ix)	strengthening existing laws and regulations applicable to public companies governing corporate accountability, giving shareholders “say on pay” and other corporate governance rights, and imposing limitations on certain executive compensation practices.

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

These programs have subjected participating financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

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

Further increases in the FDIC insurance assessment premiums or required reserves may have a significant impact on us.

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Current economic conditions have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

On November 12, 2009, the FDIC adopted the final rule implementing a prepayment assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 in order to strengthen the cash position of the DIF. The Company’s total prepaid assessment was $67.1 million, which according to the final rule was recorded as a prepaid expense as of December 30, 2009. The prepaid assessment will be amortized and recognized by the Company as an expense over the period from 2010 to 2012.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are expected to be borne primarily by institutions with assets of greater than $10 billion.

In October 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. In December 2010, the FDIC approved a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

On February 7, 2010, the FDIC approved a final rule that amends its current deposit insurance assessment regulations. The final rule implements a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The final rule also changes the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC in October 2010. The final rule also revises the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets). Under the proposed rule, the FDIC would use a scorecard method to calculate assessment rates for all such institutions.

As noted by the FDIC in the final rule it adopted, the final rule should keep the overall amount collected from the industry very close to unchanged, although the amounts that individual institutions pay will be different. The new large bank pricing system is expected to result in higher assessments for banks with high-risk asset concentrations, less stable balance sheet liquidity, or potentially higher loss severity in the event of failure.

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

The consolidation of the Puerto Rico banking industry as a result of bank failures in 2010 may adversely affect us.

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

The Company’s has experienced a downturn in credit quality since 2006. The Company’s credit quality has continued to be under pressure during 2010 as a result of continued recessionary conditions in Puerto Rico and the recent slow down in consumer activity and economic growth in the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. The Company expects that credit conditions and the performance of its loan portfolio may continue to deteriorate in the near future.

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

The allowance for loan losses is an estimate of incurred losses inherent in the loan portfolio and as such it may not be adequate to cover the actual portfolio losses. As a result, future loan loss provisions may be required.

The Company establishes an allowance for loan and lease losses at a level estimated as the amount of incurred losses inherent in the portfolio as of the related financial statement date based upon analysis of past portfolio default trends, severity experience, and fair value estimates, and records a provision for loan and lease losses which adjusts the allowance for loan and lease loss balance to the estimated amount as a charge to current period income.

The allowance for loan and leases is an estimate of incurred losses in the loan portfolio made pursuant to accounting guidance, that by accounting principles does not consider or estimate all future losses that will be incurred. In addition, bank regulatory agencies, such as FDIC and the Office of the Commissioner, periodically review the adequacy of our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or loan charge-offs. Accordingly, additional loan loss provisions may be required, and such provisions may materially affect our results of operations, financial condition and capital.

Changes in collateral values of properties located in recessionary economies may require increased reserves.

The performance of our loan portfolio and the collateral value backing the loan transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven not by demand but more by the purchasing power of the consumers and general recessionary economic conditions. We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are requested when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and LTV ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.

Interest rate shifts may reduce net interest income.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities generally rises more quickly than the rate of interest that we receive on our interest-bearing assets, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Increases in interest rates may reduce the value of holdings of securities and demand for mortgage and other loans.

Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of other-than-temporary impairment on our investments portfolio), thereby adversely affecting our results of operations. Market-related reductions in value also influence our ability to finance these securities.

Higher interest rates also increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact our profits by reducing the amount of our loan origination income.

The Company and its banking subsidiaries are subject to regulatory capital adequacy and other supervisory guidelines, and if we fail to meet those guidelines our business and financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, our banking subsidiaries must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to quantitative judgments by regulators regarding components, risk weightings and other factors. Supervisory guidelines also address, among other things, asset quality and liquidity. If the Company and its banking subsidiaries fail to meet these minimum capital and other supervisory and regulatory requirements, our business and financial condition will be adversely affected. A failure to meet regulatory capital adequacy guidelines, among other things, would affect our banking subsidiaries ability to accept or rollover brokered deposits and could result in supervisory actions by federal and/or Puerto Rico banking authorities.

The hedging transactions that the Company enters into may not be effective in managing the exposure to interest rate risk.

The Company uses derivatives, to a limited extent, to manage part of its exposure to market risk caused by changes in interest rates. The derivative instruments that the Company may use also have their own risks, which include: (i) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and funding and/or hedge cost; (ii) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations; and (iii) legal risk, which is the risk that the Company is unable to enforce the terms of such instruments. All or any of these risks could expose the Company to losses.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect our financial statements. Three of the Company’s most critical estimates are the level of the allowance for loan and lease losses, the valuation of mortgage servicing rights, and the amount of its deferred tax asset.

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

As of December 31, 2010, the Company had a deferred tax asset of approximately $105.7 million. The deferred tax asset is net of a valuation allowance of $462.7 million. The realization of the Company’s deferred tax asset ultimately depends on the existence of sufficient taxable income to realize the value of this asset. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods. The Company’s results of operations would be negatively impacted if it determines that increases to its deferred tax asset valuation allowance are required in a future reporting period.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact the Company’s ability to obtain third-party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before the Company detects a noncompliance, the Company may be obligated to repurchase the loan and bear any associated loss directly, or the Company may be obligated to indemnify the purchaser against any such loss, either of which could reduce the Company’s cash available for operations and liquidity. The Company’s management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate the Company’s lending policies. The Company seeks to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. The Company does not have a reserve on its financial statements for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be significant. Losses associated with defective loans may adversely impact our results of operations or financial condition.

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

We have previously sold or securitized mortgage loans in transactions with FNMA and other counterparties subject to partial or full recourse. As of December 31, 2010, the maximum contractual exposure to the Company if it were required to purchase all loans sold subject to partial or full recourse was $0.7 billion, $0.6 billion of which consisted of exposure to FNMA. Our contractual agreements with FNMA authorize FNMA to require us to post additional collateral to secure our recourse obligations with FNMA, and FNMA has the contractual right to request collateral for the full amount of our recourse obligations when, as now, we do not maintain an investment grade rating. In January 2006, we agreed to post with FNMA $44.0 million in collateral to secure our recourse obligations. In addition, certain of our servicing agreements, such as those with FNMA, FHLMC, and GNMA, contain provisions triggered by changes in our financial condition or failure to maintain required credit ratings. We do not currently maintain the credit ratings required by GNMA and possibly other counterparties, which may result in increased collateral requirements and/or require us to engage a substitute fund custodian, or could result in termination of our servicing rights. Termination of our servicing rights, requirements to post additional collateral or the loss of custodian funds could reduce our liquidity and have an adverse impact on our operating results.

Our ability to sell loans and other mortgage products to government-sponsored entities could be impacted by changes in our financial condition or the historical performance of our mortgage products.

Our ability to sell mortgage products to government-sponsored entities (“GSEs”), such as FNMA, FHLMC and GNMA, depends, among other things, on our financial condition and the historical performance of our mortgage products. To protect our ability to continue to sell mortgage products to GNMA and other GSEs, we have and may in the future repurchase defaulted loans from such counterparties. During 2010 and

2009, we repurchased $68.2 million and $127.9 million, respectively, of defaulted FHA guaranteed loans from GNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the GSEs would have a material adverse effect on our results of operations and financial condition.

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

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

Doral Financial and its banking subsidiaries are subject to the supervision and regulation of various banking regulators and have entered into consent orders with these regulators, and these regulators could take action against the Company or its banking subsidiaries.

As a regulated financial services firm, the Company’s good standing with its regulators is of fundamental importance to the continuation and growth of its businesses. Doral Financial is subject to supervision and regulation by the Federal Reserve and the Office of the Commissioner, Doral Bank PR is subject to supervision and regulation by the FDIC and the Office of the Commissioner and Doral Bank US is subject to supervision and regulation by the OTS and the FDIC.

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

On March 6, 2008, a former treasurer of Doral Financial was indicted for alleged criminal violations involving securities and wire fraud. On April 29, 2010, the former treasurer of Doral was convicted on three of the five counts of securities and wire fraud he was facing after a five-week jury trial.

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

Our businesses may be adversely affected by litigation.

From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition.

In the ordinary course of our business, we are also subject to various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

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

The Company’s ability to pay dividends in the future is limited by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over the Company and such other factors deemed relevant by our board of directors. Under an existing consent order with the Federal Reserve, we are restricted from paying dividends on our capital stock without the prior written approval of the Federal Reserve. We are required to request permission for the payment of dividends on our common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date. We may not receive approval for the payment of such dividends in the future or, even with such approval, our board of directors may not resume payment of dividends.

The price of our common stock may be subject to fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations because of factors specifically related to our businesses and general market conditions. Factors that could cause such fluctuations, many of which could be beyond our control, include the following:

•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in governmental regulations or proposals, or new government regulations or proposals, affecting us, including those relating to general market or economic conditions and those that may be specifically directed to us;

•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in our principal markets;

•	the departure of key personnel;

•	changes in the credit, mortgage and real estate markets;

•	operating results that vary from expectations of management, securities analysts and investors;

•	operating and stock price performance of companies that investors deem comparable to us;

•	changes in financial reports by securities analysts;

•	developments related to investigations, proceedings, or litigation that involves us; and

•	the occurrence of major catastrophic events, including terrorist attacks.

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

Our certificate of incorporation, our by-laws and certain banking law provisions contain provisions that could discourage an acquisition or change of control of the Company.

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

Since we have not paid dividends in full on our noncumulative preferred stock for at least eighteen consecutive monthly periods, or paid dividends in full on our convertible preferred stock for consecutive dividend periods containing in the aggregate a number of days equivalent to at least six fiscal quarters, the holders of our preferred stock, all acting together as a single class, have the right to elect two additional members to our board of directors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Doral Financial maintains its principal administrative and executive offices in an office building known as the Doral Financial Plaza, located at 1451 Franklin D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $48.4 million. The building is subject to a mortgage in the amount of $38.4 million.

In addition, Doral Financial maintains 34 retail banking branches in Puerto Rico at which mortgage origination offices are co-located in 33 of these branches. Of the properties on which the 34 branch locations are located, 10 properties are owned by Doral Financial and 24 properties are leased by Doral Financial from third parties.

Also, Doral Financial maintains approximately 31,311 square feet leased to tenants unrelated to the Company.

The administrative and executive offices of Doral Bank US and Doral Money are located at 623 Fifth Avenue in New York, New York, where it leases approximately 19,400 square feet. Also, Doral Bank US opened an additional administrative office located at 100 Richard Jackson Blvd. in Panama City Beach, Florida, where it leases approximately 4,750 square feet. In addition, Doral Bank US opened during 2010 one branch in the metropolitan area of New York City and three branches in the northwest area of Florida. All these new branches are leased by Doral Bank US from third parties. In addition to these new branches, Doral Bank US plans to open during 2011 three additional branches in Florida which are owned by Doral Bank US and at least one additional branch in the metropolitan area of New York that was leased by Doral Bank US from third parties.

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

Lehman Brothers Transactions

Doral Financial and Doral Bank PR (combined “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward To-Be-Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase financing agreements and the forward TBA agreements resulting in their termination as of September 19, 2008.

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

On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims in which it asserted that “the colorable customer claims will approach — and, depending on how certain disputed issues are resolved, could exceed- the assets available to the SIPC trustee for distribution.” Based on the information available in the second quarter of 2010, Doral determined that there was further impairment in the likely ability of LBI to pay 100% of the claims filed against it. As a result, Doral recognized an additional loss of $10.8 million against the $43.3 million owed by LBI. A net receivable of $10.9 million was recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition.

During the fourth quarter of 2010, Doral sold and assigned to a third party all of Doral’s rights, title, and interest in and to its claims in the SIPC proceeding, including all of its rights to prosecute its claims, as a result of which Doral recognized a loss of $1.5 million on the net receivable.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Doral Financial’s common stock, $0.01 par value per share (the “Common Stock”), is traded and quoted on the New York Stock Exchange (“NYSE”) under the symbol “DRL.”

The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices.

	Calendar	Price Range
Year	Quarter	High	Low

2010	4th	$1.82	$1.23
	3rd	2.70	1.13
	2nd	6.48	2.28
	1st	5.04	3.13
2009	4th	$3.80	$2.63
	3rd	4.26	1.83
	2nd	5.21	1.74
	1st	8.44	1.80

As of February 25, 2011, the approximate number of record holders of Doral Financial’s Common Stock was 431, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $1.28 per share.

Preferred Stock

Doral Financial has three outstanding series of nonconvertible preferred stock: 7.25% noncumulative monthly income preferred stock, Series C (liquidation preference $25 per share); 8.35% noncumulative monthly income preferred stock, Series B (liquidation preference $25 per share); and 7% noncumulative monthly income preferred stock, Series A (liquidation preference $50 per share) (collectively, the “Noncumulative Preferred Stock”).

During 2003, Doral Financial issued 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock (the “Convertible Preferred Stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of the Convertible Preferred Stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The Convertible Preferred Stock ranks on parity with Doral Financial’s outstanding Noncumulative Preferred Stock with respect to dividend rights and rights upon liquidation, winding up or dissolution. As of December 31, 2010, there were 813,526 shares issued and outstanding of the Convertible Preferred Stock.

The terms of Doral Financial’s outstanding preferred stock do not permit Doral Financial to declare, set apart or pay any dividends or make any other distribution of assets, or redeem, purchase, set apart or otherwise acquire shares of the Common Stock, or any other class of Doral Financial’s stock ranking junior to the preferred stock, unless all accrued and unpaid dividends on the preferred stock and any parity stock, at the time those dividends are payable, have been paid and the full dividend on the preferred stock for the current dividend period is contemporaneously declared and paid or set aside for payment. The terms of the preferred stock provide that if Doral Financial is unable to pay in full dividends on the preferred stock and other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the preferred stock and such other shares of stock be declared pro rata.

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

On February 11, 2010, the Company announced the commencement of an offer to exchange a stated amount of its shares of common stock in exchange for a limited number of its shares of outstanding preferred stock. The offer to exchange commenced on February 11, 2010 and expired on March 19, 2010. Each of the four series of outstanding preferred stock of Doral Financial were eligible to participate in the exchange offer, subject to all terms and conditions set forth in the Tender Offer Statement and Prospectus that were filed with the SEC. The transaction was settled on March 24, 2010. As a result of the exchange offer, Doral issued an aggregate of 5,219,066 shares of common stock in exchange for 1,689,459 of the Company’s preferred stock that were retired in connection with this exchange. This exchange resulted in an increase in common equity and a corresponding decrease in preferred stock of approximately $63.3 million.

On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers of the Company’s common stock, including certain direct and indirect investors in Doral Holdings, the Company’s parent company, to raise up to $600.0 million of new equity capital for the Company through a private placement. Shares were sold in two tranches: (i) a $180.0 million non-contingent tranche consisting of approximately 180,000 shares of the Company’s Mandatorily Convertible

Non-Cumulative Non-Voting Preferred Stock (the “Mandatorily Convertible Preferred Stock”), $1.00 par value and $1,000 liquidation preference per share and (ii) a $420.0 million contingent tranche consisting of approximately 13.0 million shares of the Company’s common stock and approximately 359,000 shares of the Mandatorily Convertible Preferred Stock. In addition, as part of the non-contingent tranche, the Company issued into escrow 105,002 shares of Mandatorily Convertible Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted transaction.

Doral used the net proceeds from the placement of the shares in the Non-Contingent Tranche to provide additional capital to the Company to facilitate the Company (through its wholly owned subsidiary, Doral Bank) qualifying as a bidder for the acquisition of certain assets and assumption of certain liabilities of one or more Puerto Rico banks from the FDIC, as receiver.

The Company was approved to bid on the assets and liabilities of any of all of the three Puerto Rico banks that failed in April 2010. On April 30, 2010, the Company announced it had been out-bid and would not be acquiring any of the assets or liabilities of any of the three Puerto Rico failed banks resolved in separate FDIC assisted purchase and assumption transactions. As a result, pursuant to the Stock Purchase Agreement and the related escrow agreement, the 105,002 shares of the Mandatorily Convertible Preferred Stock and the $420.0 million of contingent funds were released from escrow to the purchasers and the contingent tranche of securities was not issued. After giving effect to the release of the 105,002 shares of the Mandatorily Convertible Preferred Stock from escrow, the shares of the Mandatorily Convertible Preferred Stock issued in the capital raise had an effective sale price of $3.00 per common share equivalent.

In connection with the Stock Purchase Agreement, the Company also entered into a Cooperation Agreement with Doral Holdings, Doral Holdings L.P. and Doral GP Ltd. pursuant to which Doral Holdings made certain commitments including the commitment to vote in favor of converting the Mandatorily Convertible Preferred Stock to common stock and registering the shares issued pursuant to this capital raise and other previously issued unregistered shares of common stock and to dissolve Doral Holdings pursuant to certain terms and conditions.

Accordingly, during the third quarter of 2010, the Company converted 285,002 shares of Mandatorily Convertible Non-Voting Preferred Stock into 60,000,386 shares of common stock.

Refer to Note 34 of the accompanying Consolidated Financial Statements for additional information.

Dividends

On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors had suspended the quarterly dividend on the Common Stock.

Doral Financial’s ability to pay dividends on the shares of Common Stock in the future is limited by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over Doral Financial and its banking subsidiaries, its earnings, cash resources and capital needs, general business conditions and other factors deemed relevant by Doral Financial’s Board of Directors.

Under an existing consent order with the Federal Reserve, Doral Financial is restricted from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date. For the years ended December 31, 2008 and 2007, Doral Financial received permission from the Federal Reserve to pay all of the regular monthly cash dividends on the Noncumulative Preferred Stock and the quarterly cash dividends on the Convertible Preferred Stock, but cannot provide assurance that it will receive approval for the payment of such dividends in the future if it decided to declare dividends.

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

For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to the information included in Part III, Item 12 of this Annual Report on Form 10-K, which is incorporated by reference from the 2011 Proxy Statement, and to Note 35, “Stock Options and Other Incentive Plans” of the Consolidated Financial Statements of Doral Financial, which are included as an Exhibit in Part II, Item 15 of this Annual Report on Form 10-K.

Sales of unregistered securities during 2010

As previously disclosed by the Company in Current Reports on Form 8-K that it filed with the SEC on April 20, 2010, April 27, 2010 and May 3, 2010 and as discussed above under “Preferred Stock”, on April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers of the Company’s common stock, including certain direct and indirect investors in Doral Holdings, to raise up to $600.0 million of new equity capital for the Company through a private placement. Shares were sold in two tranches: (i) a $180.0 million non-contingent tranche consisting of approximately 180,000 shares of the Company’s Mandatorily Convertible Preferred Stock and (ii) a $420.0 million contingent tranche consisting of approximately 13.0 million shares of the Company’s common stock and approximately 359,000 shares of Mandatorily Convertible Preferred Stock. In addition, as part of the non-contingent tranche, the Company issued into escrow 105,002 shares of the Mandatorily Convertible Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted transaction.

Doral used the net proceeds from the placement of the shares in the Non-Contingent Tranche to provide additional capital to the Company to facilitate the Company (through its wholly owned subsidiary, Doral Bank) qualifying as a bidder for the acquisition of certain assets and assumption of certain liabilities of one or more Puerto Rico banks from the FDIC, as receiver.

On April 30, 2010, the Company announced that it had not been selected to acquire the assets and liabilities of any Puerto Rico bank in an FDIC-assisted transaction. As a result, pursuant to the Stock Purchase Agreement and the related escrow agreement, the 105,002 shares of the Mandatorily Convertible Preferred Stock and the $420.0 million of contingent funds were released from escrow to the purchasers and the contingent tranche of securities was not issued. After giving effect to the release of the 105,002 shares of the

Mandatorily Convertible Preferred Stock from escrow, the shares of the Mandatorily Convertible Preferred Stock issued in the capital raise had an effective sale price of $3.00 per common share equivalent.

The shares of Mandatorily Convertible Preferred Stock were offered and sold in private transactions and were not registered under the Securities Act in compliance with an exemption from Securities Act registration provided by Section 4(2) of the Securities Act.

During the third quarter of 2010, the Company converted the 285,002 shares of Mandatorily Convertible Preferred Stock into 60,000,386 shares of common stock. These shares of common stock were registered by the Company under the Securities Act prior to the conversion.

Stock Repurchase

No purchases of Doral Financial’s equity securities were made by or on behalf of Doral Financial during the fourth quarter of 2010.

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

The following performance graph compares the yearly percentage change in Doral Financial’s cumulative total stockholder return on its common stock to that of the Center for Research in Security Prices, Booth School of Business, the University of Chicago (“CRSP”) NYSE Market Index (U.S. Companies) and the CRSP Index for NYSE Depository Institutions (SIC 6000-6099 U.S. Companies) (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2005 in each of Doral Financial’s common stock, the NYSE Market Index (U.S. Companies) and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of Doral Financial’s common stock.

Item 6.	Selected Financial Data.

The following table sets forth certain selected consolidated financial data as of the dates and for the periods indicated. This information should be read in conjunction with Doral Financial’s consolidated financial statements and the related notes thereto.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for share and per share data)

Selected Income Statement Data:
Interest income	$401,521	$458,265	$524,674	$578,960	$821,895
Interest expense	240,917	290,638	347,193	424,619	620,505

Net interest income	160,604	167,627	177,481	154,341	201,390
Provision for loan and lease losses	98,975	53,663	48,856	78,214	39,829

Net interest income after provision for loan and lease losses	61,629	113,964	128,625	76,127	161,561
Net gain (loss) on mortgage loans sales and fees	8,614	9,746	13,112	2,223	(34,456)
Investment activities(1)	(82,237)	3,964	25,082	(125,205)	(64,896)
Loss on early repayment of debt	(7,749)	—	—	(14,806)	(4,157)
Servicing income (loss)	20,906	29,337	(7,700)	20,687	6,904
Commissions, fees, and other income	46,390	44,154	49,035	41,704	37,378

Total non-interest (loss) income	(14,076)	87,201	79,529	(75,397)	(59,227)
Non-interest expenses	324,564	243,786	240,412	303,492	374,342

Loss before income taxes	(277,011)	(42,621)	(32,258)	(302,762)	(272,008)
Income tax expense (benefit)	14,883	(21,477)	286,001	(131,854)	(48,107)

Net loss	$(291,894)	$(21,144)	$(318,259)	$(170,908)	$(223,901)

Net loss attributable to common shareholders(2)	$(274,418)	$(45,613)	$(351,558)	$(204,207)	$(257,200)

Accrued dividends:
Common stock	$—	$—	$—	$—	$8,634

Preferred stock	$9,109	$15,841	$33,299	$33,299	$33,299

Preferred stock exchange premium (inducement), net	$26,585	$(8,628)	$—	$—	$—

Net loss per common share(2)(3)	$(2.96)	$(0.81)	$(6.53)	$(7.45)	$(47.66)

Dividends per common share	$—	$—	$—	$—	$1.60
Book value per common share	$4.01	$7.41	$6.17	$14.37	$61.17
Preferred shares outstanding at end of period	5,811,391	7,500,850	9,015,000	9,015,000	9,015,000
Weighted average common shares outstanding	92,657,003	56,232,026	53,810,110	27,415,242	5,397,057
Common shares outstanding at end of period	127,293,756	62,064,303	53,810,110	53,810,110	5,397,412
Selected Balance Sheet Data at Year End:
Cash and cash equivalents	$512,426	$820,277	$187,517	$789,169	$1,145,861
Securities held for trading	45,029	47,726	251,877	276,462	183,805
Securities available for sale	1,505,065	2,789,177	3,429,151	1,921,940	2,408,686
Securities held to maturity	—	—	—	—	2,082,937
Total loans, net(4)	5,784,188	5,695,964	5,506,303	5,344,756	5,159,027
Allowance for loan and lease losses (“ALLL”)	123,652	140,774	132,020	124,733	67,233
Servicing assets, net	114,342	118,493	114,396	150,238	176,367
Total assets	8,646,354	10,231,952	10,138,867	9,304,378	11,856,424
Deposits	4,618,475	4,643,021	4,402,772	4,268,024	4,250,760
Securities sold under agreement to repurchase	1,176,800	2,145,262	1,907,447	1,444,363	3,899,365
Advances from Federal Home Loan Bank (“FHLB”)	901,420	1,606,920	1,623,400	1,234,000	1,034,500
Other short-term borrowings	—	110,000	351,600	—	—
Loans Payable	304,035	337,036	366,776	402,701	444,443
Notes Payable	513,958	270,838	276,868	282,458	923,913
Total liabilities	7,784,159	9,356,908	9,233,696	7,957,671	10,953,020
Preferred equity	352,082	415,428	573,250	573,250	573,250
Common equity	510,113	459,616	331,921	773,457	330,154
Total stockholders’ equity	862,195	875,044	905,171	1,346,707	903,404

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for share and per share data)

Selected Average Balance Sheet Data for Period End:(5)
Total investment securities	$2,215,613	$3,381,446	$3,325,813	$3,446,510	$6,516,026
Total loans	5,894,546	5,680,428	5,566,644	5,156,667	6,707,339
Total interest-earning assets	8,765,849	9,515,945	9,422,614	9,647,512	14,309,542
Total assets	9,477,943	10,066,305	10,263,563	10,544,286	15,277,037
Deposits	4,705,846	4,206,209	4,257,897	4,081,593	4,263,587
Total borrowings	3,534,294	4,578,019	4,342,235	4,945,837	9,464,093
Total interest-bearing liabilities	7,990,149	8,539,622	8,345,566	8,717,948	13,386,886
Preferred equity	410,616	511,650	573,250	573,250	573,250
Common equity	508,137	355,014	668,224	554,823	434,078
Total stockholders’ equity	918,753	866,664	1,241,474	1,128,073	1,007,328
Operating Data:
Loan production	$1,439,000	$1,148,000	$1,328,000	$1,332,000	$2,017,000
Loan servicing portfolio(6)	$8,208,000	$8,656,000	$9,460,000	$10,073,000	$11,997,000
Selected Financial Ratios:
Performance:
Net interest margin	1.83%	1.76%	1.88%	1.60%	1.41%
Efficiency ratio	120.05%	97.61%	83.93%	167.76%	211.80%
Return on average assets	(3.08)%	(0.21)%	(3.10)%	(1.62)%	(1.47)%
Return on average common equity	(59.24)%	(10.42)%	(52.61)%	(36.81)%	(59.25)%
Dividend payout ratio for common stock	—%	—%	—%	—%	(3.36)%
Capital:
Leverage ratio	8.56%	8.43%	7.59%	10.80%	4.54%
Tier 1 risk-based capital ratio	13.25%	13.82%	13.80%	16.52%	10.30%
Total risk-based capital ratio	14.51%	15.08%	17.07%	17.78%	13.70%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	14.85%	16.65%	14.42%	12.78%	8.01%
Total NPAs as percentage of consolidated total assets	9.85%	9.21%	7.69%	7.22%	3.44%
Non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)	11.29%	15.19%	13.19%	11.93%	7.31%
ALLL as a percentage of loans receivable outstanding, at year end	2.21%	2.55%	2.51%	2.47%	1.94%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	2.29%	2.63%	2.54%	2.49%	1.96%
ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	4.65%	3.42%	n/a	n/a	n/a
ALLL to non-performing loans (excluding NPLs held for sale)	19.82%	16.91%	18.69%	19.91%	21.85%
ALLL plus partial charge-offs and discounts to non-performing loans (excluding NPLs held for sale)	41.24%	22.15%	n/a	n/a	n/a
ALLL to net charge-offs	106.51%	313.47%	317.59%	602.17%	880.01%
Provision for loan and lease losses to net charge-offs	85.25%	119.49%	117.53%	377.59%	521.32%
Net charge-off’s to average loan receivable outstanding	2.08%	0.85%	0.80%	0.50%	0.23%
Recoveries to charge-offs	1.54%	5.52%	2.37%	3.73%	9.71%
Other ratios:
Average common equity to average assets	5.36%	3.53%	6.11%	4.83%	2.84%
Average total equity to average assets	9.69%	8.61%	12.10%	10.70%	6.59%
Tier 1 common equity to risk-weighted assets	6.94%	7.16%	6.00%	6.66%	2.65%

(1)	Included net credit related OTTI losses of $14.0 million, $27.6 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Also, includes the net gain on trading activities of $25.4 million and $30.0 million for the years ended December 31, 2010 and 2008, respectively, and a net loss on trading activities of $3.4 million for the year ended December 31, 2009.

(2)	For the years ended December 31, 2010 and 2009, includes $26.6 million and $8.6 million related to the net effect of the conversions of preferred stock during the years indicated.

(3)	For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, net loss per common share represents the basic and diluted loss per share, respectively.

(4)	Includes loans held for sale.

(5)	Average balances are computed on a daily basis.

(6)	Represents the total portfolio of loans serviced for third parties. Excludes $4.4 billion, $4.4 billion, $4.2 billion, $3.6 billion and, $3.1 billion of mortgage loans owned by Doral Financial at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are as follows:

Year Ended December 31,
	2010		2009		2008		2007		2006

Ratio of Earnings to Fixed Charges
Including interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Excluding interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Excluding interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)

(A)	During 2010, 2009, 2008, 2007 and 2006, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. The Company would have had to generate additional earnings of $285.7 million, $74.6 million, $35.6 million, $361.7 million and $312.5 million, to achieve ratios of 1:1 in 2010, 2009, 2008, 2007 and 2006, respectively.

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

On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock. For the year ended December 31, 2010, the Company accrued $9.1 million related to the cumulative preferred stock. For the year ended December 31, 2009, the Company accrued $15.8 million related to the cumulative preferred stock of which $8.3 million was paid during the first quarter of 2009 prior to the suspension of preferred stock dividends.

The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the five years in the period ended December 31, 2010 is set forth below.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Long-term obligations	$2,429,489	$2,457,944	$3,459,246	$2,885,164	$4,834,163
Cumulative preferred stock	$203,382	$218,040	$345,000	$345,000	$345,000
Non-cumulative preferred stock	$148,700	$197,388	$228,250	$228,250	$228,250

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Doral Financial and its subsidiaries. This MD&A is provided as a supplement to and should be read in conjunction with Doral Financial’s consolidated financial statements and the accompanying notes. The MD&A includes the following sections:

OVERVIEW OF RESULTS OF OPERATIONS:  Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2010.

CRITICAL ACCOUNTING POLICIES:  Provides a discussion of Doral Financial’s accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008:  Provides an analysis of the consolidated results of operations for 2010 compared to 2009, and 2009 compared to 2008.

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

MISCELLANEOUS:  Provides disclosure about various matters.

Investors are encouraged to carefully read this MD&A together with Doral Financial’s consolidated financial statements, including the Notes to the consolidated financial statements.

As used in this report, references to “the Company” or “Doral Financial” refer to Doral Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

OVERVIEW OF RESULTS OF OPERATIONS

Net loss for the year ended December 31, 2010 amounted to $291.9 million, compared to net losses of $21.1 million and $318.3 million for the years 2009 and 2008, respectively. Doral Financial’s results for the year ended December 31, 2010, compared to the corresponding 2009 period were impacted by (i) an increase of $45.3 million in provision for loan and lease losses; (ii) a non-interest loss of $93.7 million resulting from losses associated to sales of securities; and (iii) an increase in non-interest expense of $80.8 million. Also the recognition of an income tax expense of $14.9 million during 2010 impacted the Company’s results when compared to an income tax benefit of $21.5 million for the corresponding 2009 period.

The significant events affecting the Company’s financial results for the year ended December 31, 2010 included the following:

•	Net loss attributable to common shareholders for the year ended December 31, 2010 of $274.4 million, resulted in a diluted loss per share of $2.96, compared to a net loss attributable to common shareholders for the corresponding 2009 and 2008 periods of $45.6 million and $351.6 million, or a diluted loss per share of $0.81 and $6.53, respectively. For additional information please refer to Note 36 of the accompanying financial statements.

•	Net interest income for the year ended December 31, 2010 was $160.6 million, compared to $167.6 million and $177.5 million for the corresponding 2009 and 2008 periods, respectively. The decrease of $7.0 million in net interest income during 2010, compared to 2009, resulted from a reduction in interest income of $56.7 million, partially offset by a reduction in interest expense of $49.7 million. The reduction in interest income resulted from (i) a reduction of $2.8 million in interest income on loans primarily related to a decrease in interest income on mortgage loans of $9.4 million driven by various factors such as the level of non-accrual loans and yield concessions on loan loss mitigation activities, a reduction of $3.3 million in interest income on construction loans resulting from the sale of a construction portfolio to a third party and run-off, a reduction of $3.1 million in interest income on consumer portfolio due primarily to charge-offs, partially offset by an increase of $13.0 million on interest income on commercial loans due to increases in the U.S. syndicated loan portfolio; (ii) a decrease of $45.8 million in interest on MBS impacted by the sale of non-agency CMOs and other MBS during the second and third quarter of 2010; and (iii) a decrease in interest on other investment securities due to a reduction in the average balance of other investment securities related to sales, calls and/or maturities. The decrease in interest expense resulted principally from (i) a reduction of $14.3 million in interest expense on deposits driven by the rollover of maturing brokered CDs at lower current market rates, as well as shifts in the composition of the Company’s retail deposits; (ii) a reduction of $18.1 million in interest expense on securities sold under agreements to repurchase driven by a decrease of $248.5 million in the average balance of repurchase agreements and a general decline in interest rates; and (iii) a decrease of $15.8 million in interest on advances from FHLB resulted primarily from the decline in the average balance of advances from FHLB of $421.7 during 2010.

•	Doral Financial’s provision for loan and lease losses for the year ended December 31, 2010 amounted to $99.0 million, compared to $53.7 million and $48.9 million for the corresponding 2009 and 2008 periods, respectively. The higher provision for loan and lease losses in 2010 was driven by increases in the provision for residential, commercial real estate and construction and land portfolios. The $45.3 million increase in the provision for loan and lease losses during 2010 compared to 2009 was due to higher commercial real estate non-performing loans, the effect of charge-offs related to foreclosed loans, and the transfer and subsequent sale of certain construction loans to held for sale, higher loss mitigation volume and an increase in severities (in the determination of the provision) due to strategic decision to accelerate OREO dispositions.

•	Non-interest loss for the year ended December 31, 2010 was $14.1 million, compared to non-interest income of $87.2 million and $79.5 million for the corresponding 2009 and 2008 periods. The non-interest loss of $14.1 during 2010 resulted from (i) an OTTI loss of $14.0 million recognized on eight of the Company’s non-agency CMOs; (ii) a net loss on investment securities of $101.5 million, net of cost to terminate related borrowings, due to the sale of approximately $2.2 billion of mortgage-backed securities at a loss of $138.0 million partially offset by other securities sold at a gain of $36.5 million; (iii) a net gain on trading activities of $25.4 million driven principally by gains on sale of securities held for trading, on the IO valuation and on the MSR economic hedge; and (iv) an increase in other income of $2.2 million due to a gain of $3.0 million on redemption of shares of VISA, Inc.

•	Non-interest expense for the year ended December 31, 2010 was $324.6 million, compared to $243.8 million and $240.4 million for the years ended December 31, 2009 and 2008, respectively. Non-interest expenses for the year ended December 31, 2010 were impacted by (i) an increase of $26.2 million in total OREO and other related expenses due to the recognition of an additional provision of $17.0 million to account for the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales, adjustments driven by lower values of certain of Doral’s OREO properties, higher levels of repossessed units and higher expenses to maintain the properties in saleable conditions; (ii) an increase of $22.3 million in professional services expenses driven by amounts advanced to cover legal expenses of the Company’s former officers, for the management of legacy portfolios and expenses associated with non-recurring transactions that occurred during 2010; (iii) an increase of $6.4 million in compensation and employee benefits mainly related to bonuses and other compensation paid to certain officers of the Company, (vi) an additional $12.3 million loss on Lehman Brothers, Inc. and a subsequent loss on the sale of the claim; and (v) other increases in occupancy and advertising expenses.

•	An income tax expense of $14.9 million for the year ended December 31, 2010 compared to an income tax benefit of $21.5 million and an income tax expense of $286.0 million for the corresponding 2009 and 2008 periods. The recognition of an income tax expense for 2010 was related to taxes on U.S. source income and to recognize additional deferred tax assets, primarily NOLs, net of amortization of existing DTAs and a net increase in the deferred tax asset valuation allowance. The income tax benefit for 2009 was related to the effect on DTAs of certain tax agreements.

•	The Company reported other comprehensive income of $115.6 million for the year ended December 31, 2010, compared to other comprehensive income of $11.7 million and other comprehensive loss of $90.1 million for the corresponding 2009 and 2008 periods. The increase in other comprehensive income for the year ended December 31, 2010 resulted principally from sale of the Company’s non-agency CMOs during the second quarter of 2010, that drove the realization of a loss of approximately $129.7 million at the time of the sale.

•	Doral Financial’s loan production for the year ended December 31, 2010 was $1.4 billion, compared to $1.1 billion and $1.3 billion for the comparable 2009 and 2008 periods. The increase in Doral Financial’s loan production during 2010 resulted from an increase in commercial production of $286.8 million generated by the Company’s U.S. based middle market syndicated lending unit which is engaged in acquiring participating interests in credit facilities in the syndicated loan market and to an increase in construction loans largely due to the issuance of a note receivable of $96.9 million related to the sale of a construction loan portfolio to a third party.

•	Total assets as of December 31, 2010 totaled to $8.6 billion compared to $10.2 billion as of December 31, 2009. The decrease in total assets was due to a reduction of $1.3 billion in the Company’s investment securities portfolio that resulted from a combination of a sale of $2.3 billion of MBS, primarily CMOs, and other securities partially offset by purchases totalling $1.6 billion, primarily of shorter duration MBS, as part of interest rate risk management strategies. There was also a decrease in cash and cash equivalents of $307.9 million used to finance the purchase of investments.

•	Non-performing loans (“NPLs”) as of December 31, 2010 were $626.5 million, a decrease of $211.5 million from December 31, 2009. During the third quarter of 2010, the Company sold certain construction loans and OREO to a third party resulting in a reduction of $63.2 million in construction and land loans that were non-performing. The remainder of the decrease resulted from expanded collection activities and loss mitigation efforts across all portfolios. Non-performing assets (“NPAs”) as of December 31, 2010 were $851.8 million, a decrease of $90.8 million compared to December 31, 2009. Non-performing FHA/VA guaranteed loans, which are guaranteed by an agency of the United States government and present little credit risk to Doral, were $121.3 million, an increase of $111.0 million from December 31, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in Doral Financial’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of Doral Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2010. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in Doral Financial’s results of operations or financial condition.

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

The Company discloses for interim and annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial condition.

Fair Value Hierarchy

The Company categorized its financial instruments based on the priority of inputs to the valuation technique into a three level hierarchy described below:

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

Determination of Fair Value

The Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy.

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

The Company relies on appraisals for valuation of collateral dependent impaired loans and other real estate owned. An appraisal of value is obtained at the time the loan is originated. New estimates of collateral value are obtained when a loan that has been performing becomes delinquent and is determined to be collateral dependent, and at the time an asset is acquired through foreclosure. Updated reappraisals are requested at least every two years for collateral dependent loans and other real estate owned.

Residential mortgage loans are considered collateral dependent when they are 180 days past due (collateral dependent residential mortgage loans are those past due loans whose borrowers’ financial condition has deteriorated to the point that Doral considers only the collateral when determining its allowance for loan loss estimate). An updated estimate of the property’s value is obtained when the loan in 180 days past due, and a second assessment of value is obtained when the loan is 360 days past due. The Company generally uses broker price opinions (“BPOs”) as an assessment of value of collateral dependent residential mortgage loans.

As it takes a period of time for commercial loan appraisals to be completed once they are ordered, Doral must at times estimate its allowance for loan and lease losses for an impaired loan using a dated, or stale, appraisal. As Puerto Rico has experienced some decrease in property values during its extended recession, the reported values of the stale appraisals must be adjusted to recognize the “fade” in market value. In order to estimate the value of collateral with stale appraisals, Doral has developed separate collateral price indices for small commercial loans and large commercial loans that are used to measure the market value fade in appraisals completed in one year to the current year. The indices provide a measure of how much the property value has changed from the year in which the most recent appraisal was received to the current year. In estimating its allowance for loan and lease losses on collateral dependent loans using outdated appraisals, Doral uses the original appraisal as adjusted for the estimated fade in property value less selling costs to estimate the current fair value of the collateral. That current adjusted estimated fair value is then compared to the reported investment, and if the adjusted fair value is less than reported investment, that amount is included in the allowance for loan and lease loss estimate.

Residential development construction loans that are collateral dependent present unique challenges to estimating the fair value of the underlying collateral. Residential development construction loans are partially completed with additional construction costs to be incurred, have units being sold and released from the construction loan, and may have additional land collateralizing the loan on which the developer hopes or expects to build additional units. Therefore, the value of the collateral is regularly changing and any appraisal has a limited useful life. Doral uses an internally developed estimate of value that considers Doral’s exit strategy of foreclosing and completing the construction started and selling the individual units constructed for residential buildings, and separately uses the most recent appraised value for any remnant land adjusted for the fade in value since the appraisal date as described above. This internally developed estimate is prepared in conjunction with a third party servicer of the portfolio who validates and determines the inputs used to arrive at the estimate of value (e.g. units sold, expected sales, cost to complete, etc.)

Once third party appraisals are obtained the previously estimated property values are updated with the actual values reflected in the appraisal and any additional loss incurred is recognized in the period when the appraisal is received. The internally developed collateral price index is also updated and any changes resulting from the update in the index are also recognized in the period.

Refer to Note 38 of the accompanying Consolidated Financial Statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.

Gain or Loss on Mortgage Loan Sales

The Company generally sells or securitizes a portion of the residential mortgage loans that it originates. FHA and VA loans are generally securitized into GNMA mortgage-backed securities and held as trading securities. After holding these securities for a period of time, usually less than one month, Doral Financial sells these securities for cash through broker-dealers. Conforming conventional loans are generally sold directly to FNMA, FHLMC or institutional investors or exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial also sells for cash through broker-dealers.

As part of its mortgage loan sale and securitization activities, Doral Financial generally retains the right to service the mortgage loans it sells. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the carrying value, also known as basis, of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The gain on sale reported by Doral Financial is the difference between the proceeds received from the sale and the cost allocated to the loans sold. The proceeds include cash and other assets received in the transaction (primarily MSRs) less any liabilities incurred (i.e., representations and warranty provisions). The reported gain or loss is the difference between the proceeds from the sale of the security or mortgage loan pool and its allocated cost. The amount of gain on sale is therefore influenced by the values of the MSRs and retained interest recorded at the time of sale. See “— Retained Interest Valuation” below for additional information.

If in a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in transferred assets), Doral Financial has not surrendered control over the transferred assets, Doral Financial accounts for the transfer as a secured borrowing (loan payable) with a pledge of collateral.

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

The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash-flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For the year ended December 31, 2010, the fair value of the MSRs amounted to $114.3 million, which represents a value decline of $4.2 million compared to December 31, 2009.

IOs represent the estimated present value of cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for prepayments) after subtracting: (i) the interest rate payable to the investor (adjusted for any embedded cap, if applicable); and (ii) a contractual servicing fee. As of December 31, 2010, the carrying value of the IOs of $44.3 million is related to $302.4 million of outstanding principal balance of mortgage loans sold to investors. IOs are classified as securities held for trading in Doral Financial’s Consolidated Statements of Financial Condition.

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

This methodology resulted in a CPR of 9.0% for 2010, 10.4% for 2009 and 12.7% for 2008. The change in the CPR between 2010 and 2009 was due mostly to reflect changes in experienced prepayments speeds.

The Company continues to benchmark its assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate 13.0% that was used for the years ended December 31, 2010, 2009 and 2008, respectively.

For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.

Valuation of Trading Securities and Derivatives

Doral Financial’s net gain (loss) on trading activities includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other financial instruments, such as derivative contracts, that Doral Financial uses to manage its interest rate risk. Securities held for trading and derivatives are recorded at fair values with increases or decreases in such values reflected in current earnings. The fair values of many of Doral Financial’s trading securities (other than IOs) are based on market prices obtained from market data sources. For instruments not traded on a recognized market, Doral Financial generally determines fair value by reference to quoted market prices for similar instruments. The fair values of derivative instruments are obtained using internal valuation models based on financial modeling tools and using market derived assumptions obtained from market data sources.

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

Other Than Temporary Impairment

The Company performs an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

•	If the Company intends to sell the investment security and its fair value is less than its amortized cost.

•	If, based on available evidence, it is more likely than not that the Company will decide or be required to sell the investment security before the recovery of its amortized cost basis.

•	If the Company does not expect to recover the entire amortized cost basis of the investment security. This occurs when the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Company uses its best estimate of the present value of cash flows expected to be collected from the investment security. Cash flows expected to be collected are estimated based on a careful assessment of all available information. The amount of estimated credit loss is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.

The Company evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, the Company considers its intent to sell each investment security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status of the securities; the creditworthiness of the issuers of the securities; the value and type of underlying collateral; the duration and level of the unrealized loss; any credit enhancements; and other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The amount of estimated credit loss is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.

Other Income Recognition Policies

Interest income on loans is accrued by Doral Financial when earned. Loans are placed on non-accrual status when any portion of principal or interest is more than 90 days past due, except for revolving lines of credit and credit cards that are still accruing until 180 days past due and FHA and VA loans that are still accruing until 270 days past due, or earlier if concern exists as to the ultimate collectability of principal or interest. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is reversed against interest income and the loan is accounted for on the cash or cost recovery method, until it qualifies for return to accrual status. Loans return to accrual status when principal and interest become current under the terms of the loan agreement or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are deferred at origination of the loan and are recognized in non-interest income when the loan is sold or securitized into a mortgage-backed security. In the case of loans held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan.

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

Doral estimates and records its ALLL on a monthly basis. For all performing loans and non-performing small balance homogeneous loans the ALLL is estimated based upon estimated probability of default and loss given default by shared product characteristics using Doral Financial’s historical experience. For larger construction, commercial real estate, commercial and industrial loans and TDRs that are 90 or more days past due or are otherwise considered to be impaired, management estimates the related ALLL based upon an analysis of each individual loans’ characteristics. The ALLL estimate methodologies are described more fully in the following paragraphs.

Residential mortgage.  The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. Roll rates as of year-end show that the proportion of loans rolling into subsequent buckets has remained constant. In determining the allowance for loan and lease losses for residential mortgage loans, given the current economic trends in Puerto Rico, for purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should only use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend than those in older periods. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity of loss is calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 40% depending on the different loan types and loan-to-value ratios, and up to 75% for second mortgages.

Construction and land, commercial real estate and commercial and industrial.  The ALLL for performing construction and land, commercial real estate and commercial and industrial is estimated considering either the probability of the loan defaulting in the next twelve months and the estimated loss incurred in the event of default or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The probability of a loan defaulting is based upon Doral Financial’s experience with its current portfolio. The loss grade is assigned based upon management’s review of the specific facts and circumstances associated with a particular credit. The loss incurred upon default is based upon Doral’s actual experience in resolving defaulted loans.

Construction and land, commercial real estate and commercial and industrial loans with principal balances greater than $1.0 million that are not performing, or when management estimates it may not collect all contractual principal and interest, are considered impaired and are measured for impairment individually.

Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. Due to the current economic environment and management’s perceived increase in risk in the commercial loan portfolio, during the third quarter of 2010 management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due to better estimate the amount the Company expects to receive. During the fourth quarter of 2010, management individually reviewed all commercial real estate loans over $500,000 that were over 90 days past due, 25% of all commercial loans between $50,000 and $500,000 and over 90 days past due, as well as all new loans classified as substandard during the quarter. In future periods, and while management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company will continue to evaluate on a quarterly basis 25% of all commercial loans over 90 days past due and between $50,000 and $500,000 so that in any one year period it would have individually evaluated for impairment 100% of all substandard commercial loans between $50,000 and $500,000, as well as all substandard commercial real estate loans over $500,000 and all substandard commercial and construction loans over $1.0 million.

The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, net of disposition costs, if the loan is collateral dependent. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral, net of disposition costs. Since current appraisals were not available on all properties at quarter end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the general change in price levels as indicated by appraisals received compared to earlier appraisals of the same property, the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market.

Consumer.  The ALLL for consumer loans is estimated based upon the historical charge-off rate using Doral Financial’s historical experience. The ALLL is supplemented by Doral’s policy to charge-off all amounts in excess of the collateral value when the loan principal or interest is 120 days or more days past due.

TDRs.  In accordance with accounting guidance, loans determined to be TDRs are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, on a monthly basis, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration to the probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.

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

Loans considered by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio.

The Company also engages in the restructuring and/or modifications of the debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”). Such restructures are identified as TDRs and accounted for as impaired loans.

Estimated Recourse Obligation

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, as necessary, in the period that the tax change is enacted. The Company recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against deferred tax assets. In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies. The determination of a valuation allowance on deferred tax assets requires judgment based on weight of all available evidence and considering the relative impact of negative and positive evidence. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

Income tax benefit or expense includes (i) deferred tax expense or benefit, which represents the net change in the deferred tax assets or liability balance during the year plus any change in the valuation allowance, if any; and (ii) current tax expense.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Net interest income for the years 2010, 2009 and 2008, was $160.6 million, $167.6 million and $177.5 million, respectively.

2010 compared to 2009.  Total interest income for the years ended December 31, 2010 and 2009 was $401.5 million and $458.3 million, respectively, a decrease of $56.7 million, or 12.4%. Significant variances impacting interest income for the year ended December 31, 2010, when compared to the corresponding 2009 period, are as follows:

•	A reduction of $2.8 million in interest income on loans due to:

•	A reduction in interest on mortgage loans of $9.4 million driven by: (i) reversal of interest income on loans entering non-accrual of approximately $12.0 million; (ii) reversal of interest income due to loss mitigation on loans in early delinquency stages, together with the impact of yield concessions on these loans of approximately $3.8 million; and (iii) partially offset by the impact of loans leaving non-accrual due to collection efforts and loss mitigation transactions on non-performing loans of approximately $6.4 million.

•	A reduction in interest on construction and land loans of $3.3 million as a result of lower average construction and land loans related to the sale of a construction loan portfolio to a third party and run-off of the portfolio.

•	A reduction of $3.1 million in interest income on consumer loans due primarily to charge-offs and run-off of the portfolio.

•	Partially offset by an increase of $13.0 million in interest income on commercial loans primarily driven by increases in the U.S. syndicated loan portfolio.

•	A decrease of $45.8 million in interest income on MBS primarily due to a reduction of $900.1 million in the average balance of MBS during 2010 resulting from the sale of non-agency CMOs and other MBS during the second and third quarters of 2010. Total MBS’ sales amounted to $2.2 billion during 2010, partially offset by purchases of $1.6 billion primarily of shorter duration as part of the interest rate risk management strategies. The average interest rate on MBS decreased 57 basis points for the year ended December 31, 2010 compared to the same period in 2009.

•	A reduction of $8.7 million in interest income on investment securities was primarily due to a reduction in the average balance of investment securities of $262.2 million during 2010. The average interest rate on investment securities decreased by 108 basis points during 2010.

Total interest expense for the years ended December 31, 2010 and 2009 was $240.9 million and $290.6 million, respectively, a decrease of approximately $49.7 million, or 17.1%. Significant variances impacting interest expense for the year ended December 31, 2010, when compared to the corresponding 2009 period, are as follows:

•	A decrease of $14.3 million in interest expense on deposits driven by the rollover of maturing brokered CDs at lower current market rates as well as shifts in the composition of the Company’s retail deposits. The average balance of interest bearing deposits increased $494.3 million during 2010, while the cost of deposits decreased 67 basis points for the same period. These shifts were driven by the Company’s pricing strategy and campaigns to expand its deposit base as a result of bank failures in P.R. during the second quarter of 2010.

•	A decrease of $18.1 million in the interest expense on securities sold under agreements to repurchase was driven by a decrease of $248.5 million in the average balance of repurchase agreements during 2010 and a general decline in interest rates that also resulted in a reduction of 53 basis points in the average interest cost during 2010.

•	A reduction of $15.8 million in interest expense on advances from FHLB resulted from the decrease in the average balance of advances from FHLB of $421.7 million and partially offset by an increase of 8 basis points in average cost during 2010.

•	A decrease of $1.2 million in interest expense on other short-term borrowings. There were no borrowings outstanding at any month end during 2010.

•	A decrease of $3.1 million in interest expense on loans payable directly related to a reduction of $33.2 million in the average balance of loans payable as a result of the regular repayment of borrowings. The average cost on loans payable during 2010 decreased by 69 basis points compared to the corresponding 2009 period as a result of the general decline in interest rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.

•	An increase of $2.8 million in interest expense on notes payable related to the increase of $114.6 million in average balance of notes payable resulting from a $250.0 million debt issued by Doral CLO I, Ltd. in July 2010 at a rate of 3-month LIBOR plus 1.85%.

2009 compared to 2008.  Total interest income for the years ended December 31, 2009 and 2008 was $458.3 million and $524.7 million, respectively, a decrease of approximately $66.4 million, or 13%. Significant variances impacting interest income for the year ended December 31, 2009, when compared to the corresponding 2008 period, are as follows:

•	A reduction of $21.2 million in interest income on loans primarily related to the lower interest rate environment and an increase in non-performing loans in the Company’s loan portfolio. The average interest rate on loans decreased 50 basis points for the year ended December 31, 2009 compared to the same period in 2008, while non-performing loans increased by $125.6 million during 2009.

•	An increase of $2.1 million in interest income on mortgage-backed securities resulted from the net effect and timing of the sale of approximately $2.0 billion of securities and the purchase of approximately $2.3 billion of securities during the year for the purpose of increasing interest margin in the first six months and reducing the Company’s interest rate exposure in the latter part of the year. These transactions resulted in an increase in the average balance of mortgage-backed securities of $768.0 million.

•	A decrease of $1.0 million in interest income on IOs was mainly driven by a decrease of $1.3 million in the average balance of IOs during 2009 due to the portfolio run-off.

•	A reduction of $37.4 million in interest income on investment securities was primarily due to a reduction in the average balance of investment securities of $711.1 million as a result of sales, calls and the settlement of the position with Lehman during 2008 the full impact of which was reflected in 2009. The average rate of investment securities decreased 127 basis points during 2009.

•	A decrease of $8.9 million on interest income of other interest-earning assets resulted from a net decrease of $76.1 million in the average balance of other interest-earning assets resulting from the sale of these instruments to finance the purchase of securities. The average rate of other interest-earning assets decreased by 146 basis points during 2009.

Total interest expense for the years ended December 31, 2009 and 2008 was $290.6 million and $347.2 million, respectively, a decrease of approximately $56.6 million, or 16%. Significant variances impacting interest expense for the year ended December 31, 2009, when compared to the corresponding 2008 period, are as follows:

•	A decrease of $31.6 million in interest expense on deposits driven by the rollover of maturing brokered CDs at lower current market rates even though the Company lengthened maturities, as well as shifts in the composition of the Company’s retail deposits and the general decline in interest rates. A reduction of $41.7 million in the average balance of deposits during 2009, combined with the decrease in the interest expense thereon resulted in a decrease in the average cost of deposits during 2009 of 75 basis points compared to the corresponding 2008 period.

•	A decrease of $9.8 million in the interest expense on securities sold under agreements to repurchase was mainly driven by the general decline in interest rates that resulted in a reduction of 35 basis points in the average interest cost during 2009.

•	A reduction of $6.7 million in interest expense on advances from FHLB resulted primarily from the general decline in interest rates that allowed the Company’s to maintain its balance of advances at lower fixed rates. While the average balance of advances from FHLB decreased $73.9 million during 2009, the average cost decreased by 23 basis points for the year ended December 31, 2009.

•	An increase of $1.0 million in interest expense on other short-term borrowings is directly related to the increase of $0.4 billion in the average balance of other short-term borrowings for the year ended December 31, 2009, when compared to 2008 corresponding period. The higher average balance of other short-term borrowings is related to the Company’s focus on the repositioning of borrowings to lower cost instruments such as the auction of term funds to depository institutions granted by the FED under the Term Auction Facility (“TAF”).

•	A decrease of $9.0 million in interest expense on loans payable directly related to a reduction of $27.2 million in the average balance of loans payable as a result of the regular repayment of borrowings. The average cost on loans payable during 2009 decreased by 216 basis points compared to the corresponding 2008 period as a result of the general decline in interest rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.

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

Table A — Average Balance Sheet and Summary of Net Interest Income

	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)

Assets:
Interest-earning assets:
Total loans(1)(2)	$5,894,546	$318,576	5.40%	$5,680,428	$321,384	5.66%	$5,566,644	$342,631	6.16%
Mortgage-backed securities	2,135,646	68,219	3.19%	3,035,780	114,032	3.76%	2,267,801	111,940	4.94%
Interest-only strips (“IOs”)	45,414	6,186	13.62%	48,873	6,142	12.57%	50,167	7,162	14.28%
Investment securities	34,553	1,566	4.53%	296,793	10,234	3.45%	1,007,845	47,602	4.72%
Other interest-earning assets	655,690	6,974	1.06%	454,071	6,473	1.43%	530,157	15,339	2.89%

Total interest-earning assets/interest income	8,765,849	$401,521	4.58%	9,515,945	$458,265	4.82%	9,422,614	$524,674	5.57%

Total non-interest-earning assets	712,094			550,360			840,949

Total assets	$9,477,943			$10,066,305			$10,263,563

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$4,455,855	$110,838	2.49%	$3,961,603	$125,133	3.16%	$4,003,331	$156,730	3.91%
Repurchase agreements	1,645,805	52,654	3.20%	1,894,329	70,712	3.73%	1,974,732	80,527	4.08%
Advances from FHLB	1,174,411	47,155	4.02%	1,596,087	62,948	3.94%	1,669,975	69,643	4.17%
Other short-term borrowings	5,027	15	0.30%	459,887	1,212	0.26%	37,652	233	0.62%
Loans payable	320,313	6,742	2.10%	353,556	9,881	2.79%	380,772	18,865	4.95%
Notes payable	388,738	23,513	6.05%	274,160	20,752	7.57%	279,104	21,195	7.59%

Total interest-bearing liabilities/interest expense	7,990,149	$240,917	3.02%	8,539,622	$290,638	3.40%	8,345,566	$347,193	4.16%

Total non-interest-bearing liabilities	569,041			660,019			676,523

Total liabilities	8,559,190			9,199,641			9,022,089
Stockholders’ equity	918,753			866,664			1,241,474

Total liabilities and stockholders’ equity	$9,477,943			$10,066,305			$10,263,563

Net interest-earning assets	$775,700			$976,323			$1,077,048

Net interest income on a non-taxable equivalent basis		$160,604			$167,627			$177,481

Interest rate spread(3)			1.56%			1.42%			1.41%

Interest rate margin(4)			1.83%			1.76%			1.88%

Net interest-earning assets ratio(5)			109.71%			111.43%			112.91%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.6 million, $1.1 million and $1.3 million for 2010, 2009 and 2008, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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

Table B — Net Interest Income Variance Analysis

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest Income Variance
Total loans	$11,572	$(14,380)	$(2,808)	$5,362	$(26,609)	$(21,247)
Mortgage-backed securities	(36,227)	(9,586)	(45,813)	32,511	(30,419)	2,092
Interest-only strips	(457)	501	44	(257)	(763)	(1,020)
Investment securities	(12,232)	3,564	(8,668)	(29,834)	(7,534)	(37,368)
Other interest-earning assets	2,346	(1,845)	501	(2,620)	(6,246)	(8,866)

Total Interest Income Variance	$(34,998)	$(21,746)	$(56,744)	$5,162	$(71,571)	$(66,409)

Interest Expense Variance
Deposits	$11,199	$(25,494)	$(14,295)	$10,992	$(42,589)	$(31,597)
Repurchase agreements	(12,666)	(5,392)	(18,058)	(2,879)	(6,936)	(9,815)
Advances from FHLB	(20,431)	4,638	(15,793)	(3,555)	(3,140)	(6,695)
Other short-term borrowings	(1,349)	152	(1,197)	1,233	(254)	979
Loans payable	(1,565)	(1,574)	(3,139)	2,321	(11,305)	(8,984)
Notes payable	6,882	(4,121)	2,761	(207)	(236)	(443)

Total Interest Expense Variance	$(17,930)	$(31,791)	$(49,721)	$7,905	$(64,460)	$(56,555)

Net Interest Income Variance	$(17,068)	$10,045	$(7,023)	$(2,743)	$(7,111)	$(9,854)

Average interest-earning assets decreased from $9.5 billion for the year ended December 31, 2009 to $8.8 billion for the corresponding 2010 period, while average interest-bearing liabilities also decreased from $8.5 billion to $8.0 billion, respectively. The sales of MBS and other debt securities during the second and third quarters of 2010 and the purchase of investments of shorter duration, as well as the shifts in the composition of average interest bearing liabilities from higher cost borrowing to less expensive sources of financing, such as new money market accounts with a cost of less than 0.4%, is part of the execution of the Company strategy to de-lever the balance sheet. The repositioning of the balance sheet during 2010, and other management actions, resulted in a 7 basis point improvement in net interest margin from 1.76% for the year ended December 31, 2009 to 1.83% for the corresponding 2010 period.

Average interest-earning assets increased from $9.4 billion for the year ended December 31, 2008 to $9.5 billion for the corresponding 2009 period. This increase combined with a decline in net interest income of $9.9 million during 2009, resulted in a contraction of the net interest margin from 1.88% for the year ended December 31, 2008 to 1.76% in the corresponding 2009 period.

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

2010 compared to 2009.  Doral Financial’s provision for loan and lease losses for the year ended December 31, 2010 increased by $45.3 million, or 84.4%, to $99.0 million compared to $53.7 million for 2009. The higher provision for loan and lease losses in 2010 was driven by increases in the provision for residential, commercial real estate and construction and land portfolios. Please refer to the discussions under Credit Risk for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

The provision for loan and lease losses for the residential mortgage portfolio increased by $12.3 million, or 52.9%, from $23.2 million for 2009 to $35.5 million for the year ended December 31, 2010. The higher provision for residential mortgage loans was driven by the level of loan modifications considered TDRs and for which a temporary interest reduction was granted. These TDRs are measured individually for impairment based on the discounted cash flow method. The use of the discounted cash flow method resulted in higher levels of allowance when compared with the general reserve, depending on the level of concession granted. Net charge-offs on residential mortgage loans increased due to the implementation at the beginning of 2010 of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loan and lease losses. The increase in the provision for loan losses on residential mortgage loans was driven by: (i) an increase of $6.8 million due to TDRs individually evaluated for impairment; (ii) an increase of $3.0 million related to the impact of net charge offs on the allowance; (iii) $6.3 million due to transfers of foreclosed loans to OREO; and this was partially offset by $3.8 million due to delinquency improvement.

The provision for loan and lease losses for the commercial real estate portfolio increased by $25.5 million for the year ended December 31, 2010, when compared to the corresponding 2009 period due to (i) a $4.5 million provision related to a reduction in the threshold for individually evaluated impaired loans from $1.0 million to $50,000, (ii) an $8.4 million provision due to the adverse classification of a participation interest in a current paying loan of $37.7 million for which a charge-off over allowance was recorded during the year, (iii) an $8.2 million additional provision on loans individually measured for impairment, (iv) a $1.0 million provision due to TDRs during the year which are individually evaluated for impairment, and (v) a $2.5 million provision as loans rolled to delinquency.

The provision for loan and lease losses on the construction and land loan portfolio increased $10.7 million during 2010 primarily due to the sale of a construction portfolio to a third party during the third quarter of 2010 that resulted in additional provisions of $12.7 million, this was partially offset by the release of $2 million in reserve as one project loan was worked-out.

The provisions for the other consumer loan portfolio and the commercial and industrial loan portfolio reflected decreases of $2.3 million and $0.8 million, respectively in 2010 compared to 2009. The decrease in the provision for the consumer loan portfolio was due to lower delinquency and the runoff of the portfolio. For commercial and industrial loans the reduction is also the result of reduction in the Puerto Rico portfolio.

The provision for loan and lease losses was also impacted by the effect of charge-offs related to foreclosed loans, higher loss mitigation volume and an increase in severities (in the determination of the provision) due to strategic decision to accelerate OREO dispositions. The provision for loan and lease losses was offset by net charge-offs of $116.1 million for the year ended December 31, 2010 which included $35.8 million related to the sale of certain construction loans, $8.8 million related to a classified participation interest as well as charge-offs of previously reserved balances and the implementation of the Company’s real estate valuation policy.

The sector of the economy most affecting Doral Financial, directly and indirectly, is the sale of new home construction in Puerto Rico. The market absorption on new construction homes continued at a low level in 2010. The slowdown in new construction has resulted in lost jobs, which has further increased mortgage and commercial loan delinquencies as the overall level of economic activity declines. The Company expects that absorption will continue to be at low levels due to the current economic environment although a significant improvement was detected during the last quarter of the year. In September 2010, the Governor of Puerto Rico signed into law Act. No. 132 of 2010, which established various housing, tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives, which include reductions relating to capital gains, property taxes and property recording fees and stamps, will be effective until June 30, 2011.

2009 compared to 2008.  Doral Financial’s provision for loan and lease losses for the year ended December 31, 2009 totaled $53.7 million, compared to $48.9 million for the corresponding 2008 period, an increase of $4.8 million, or 10%. For 2009, the provision for all portfolios increased except for the provision for the commercial real estate loan portfolio which is the portfolio where a higher provision was established at the end of 2008. The level of the provision in 2009 was largely driven by higher delinquencies (primarily in the construction, residential mortgage and commercial loan portfolios) during the period and continued deterioration in the Puerto Rico economy.

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

Perhaps the sector of the economy most affecting Doral Financial, directly and indirectly, is the sale of new home construction in Puerto Rico. For the year ended December 31, 2009, the market absorption of new construction homes decreased significantly, principally due to the termination, late in the fourth quarter of 2008, of the tax incentive for new and existing home purchases provided by Law 197. This circumstance required modifications in absorption estimates, resulting in higher loan loss provisions. Furthermore, the slowdown in new construction has resulted in lost jobs, which has further increased mortgage and commercial loan delinquencies as the overall level of economic activity declines. The Company expects that absorption will continue to be at low levels due to the current economic environment.

In optimizing its recovery of non-performing construction loans, as of December 31, 2009, management decided to foreclose approximately 20 non-performing residential development properties with an outstanding balance of approximately $125.8 million in order to accelerate sales of the individual units. Most of these projects were in a mature stage of the development with approximately 85% complete or close to completion. As foreclosure was probable, accounting guidance required the measurement of impairment to be based on the fair value of the collateral. Since current appraisals were not available on all these properties at year end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market. Management continues to evaluate the best course of action to optimize loan recoveries on all non-performing properties, and will regularly assess all projects in choosing its course of action.

The provisions for loan and lease losses were partially offset by net charge-offs of $44.9 million, the net of which resulted in an increase in the allowance for loan and lease losses of $8.8 million for the year ended December 31, 2009.

Non-interest (loss) income

A summary of non-interest (loss) income for the years ended December 31, 2010, 2009 and 2008 is provided below.

Table C — Non-interest (loss) income

	Year Ended December 31,
				Variance
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands)

Net other-than-temporary impairment losses	$(13,961)	$(27,577)	$(920)	$13,616	$(26,657)
Net gain on mortgage loan sales and fees	8,614	9,746	13,112	(1,132)	(3,366)
Net gain on sale of securities held for trading	11,761	4,117	724	7,644	3,393
Gain on IO valuation	8,811	2,780	5,649	6,031	(2,869)
Gain (loss) on MSR economic hedge	7,476	(8,678)	27,551	16,154	(36,229)
Loss on derivatives	(2,611)	(1,594)	(3,943)	(1,017)	2,349

Net gain (loss) on trading activities	25,437	(3,375)	29,981	28,812	(33,356)
Net (loss) gain on investment securities	(93,713)	34,916	(3,979)	(128,629)	38,895
Loss on early repayment of debt	(7,749)	—	—	(7,749)	—
Servicing income (loss):
Servicing fees	27,961	29,179	31,572	(1,218)	(2,393)
Late charges	10,110	8,482	9,058	1,628	(576)
Prepayment penalties	774	341	417	433	(76)
Other servicing fees	912	533	628	379	(95)
Interest loss on serial notes and others	(6,764)	(6,067)	(6,733)	(697)	666
Mark-to-market adjustment of servicing assets	(12,087)	(3,131)	(42,642)	(8,956)	39,511

Total servicing income (loss)	20,906	29,337	(7,700)	(8,431)	37,037
Commissions, fees and other income:
Retail banking fees	28,595	29,088	28,060	(493)	1,028
Insurance agency commissions	13,306	12,024	12,801	1,282	(777)
Other income	4,489	3,042	8,174	1,447	(5,132)

Total commissions, fees and other income	46,390	44,154	49,035	2,236	(4,881)

Total non-interest (loss) income	$(14,076)	$87,201	$79,529	$(101,277)	$7,672

2010 compared to 2009.  Significant variances in non-interest income for the year ended December 31, 2010, when compared to the corresponding 2009 period, are as follow:

•	During 2010 OTTI losses were recognized on eight of the Company’s non-agency CMOs totaling $14.0 million for the year ended December 31, 2010. Five of the eight OTTI securities resulted in the recognition of an OTTI loss of $13.3 million during the first quarter of 2010. These five securities were sold during the second quarter of 2010. Three securities from the P.R. non-agency CMO portfolio with an amortized cost of $11.1 million as of December 31, 2010 reflected an OTTI loss of $0.7 million. Refer to Note 8 in the accompanying Notes to the Consolidated Financial Statements for additional information on OTTI.

•	A decrease of $1.1 million in net gain on mortgage loan sales and fees due to higher loan basis during 2010. During 2009 average loan basis was approximately 98.8%, while the average loan basis during 2010 was close to par.

•	An increase of $28.8 million on net gain on trading activities resulted from:

•	A gain on sale of GNMA and FNMA securities consisting of loans originated by the Company of $11.8 million as a result of higher MBS coupon prices during 2010.

•	A gain on the IO valuation of $8.8 million related to decreases in the market interest rates.

•	A gain on MSR economic hedge of $7.5 million compared to a loss of $8.7 million in 2009, primarily related to a change in the hedging strategy during the second quarter of 2009 from the use of U.S. Treasuries to forward contracts and to the decrease in forecasted prepayment speeds.

•	A net loss on investment securities of $93.7 million resulted from a loss of $136.7 million during the second quarter of 2010, from the sale of certain non-agency CMOs with an amortized cost basis of $378.0 million, offset in part by the sale of certain agency securities in the first and third quarters of 2010 that generated net gains of $26.4 million and $17.1 million, respectively, together with a net loss on an early repayment debt of $7.7 million.

•	A reduction of $8.4 million in servicing income during 2010 driven by a decrease in value of the mortgage servicing assets due to changes in valuation inputs or assumptions and a reduction in loan balances.

•	An increase in other income of $2.2 million related to a gain of $3.0 million on redemption of shares of VISA, Inc.

2009 compared to 2008.  Significant variances in non-interest income for the year ended December 31, 2009, when compared to the corresponding 2008 period, are as follow:

•	During 2009 OTTI losses were recognized on seven of the Company’s non-agency CMOs, representing an aggregate amortized cost of $246.7 million as of December 31, 2009 and recognized a credit loss of $27.6 million on these securities for the year ended December 31, 2009. Three of these securities were P.R. non-agency CMO’s with an amortized cost of $11.6 million and a recognized credit loss of $1.2 million, and the additional four securities that reflected OTTI were U.S. non-agency CMOs with an amortized cost of $235.1 million and a recognized credit loss of $26.4 million.

•	A decrease in net gain on mortgage loan sales and fees was due to lower origination fees in 2009 of approximately $3.0 million compared to 2008.

•	The net loss on trading activities was driven principally by a loss of $13.8 million related to the U.S. Treasuries that were serving as an economic hedge on the Company’s capitalized MSR during the first half of 2009 as the spreads between declining mortgage rates and the U.S. Treasury curve compressed as a result of the U.S. Federal Reserve Bank Monetary Policy implemented at the end of 2008 designed to promote mortgage loan originations and reduce mortgage loan interest rates. This loss was partially offset by an improvement on the economic hedge on the MSRs due to a change in the hedging strategy during the second quarter of 2009 from the use of U.S. Treasuries to forward contracts and to the decrease in forecasted prepayment speeds.

•	Net gain on investment securities of $34.9 million resulted from the sale of approximately $2.0 billion of mortgage-backed securities, primarily CMO floaters, and other debt securities during 2009 as a result of the execution of the Company’s decision to obtain higher yielding securities in the second quarter and shorten security duration in the fourth quarter of 2009.

•	An improvement in the mark-to-market adjustment of mortgage servicing assets of $39.5 million was principally related to the decrease in mortgage rates triggering higher prepayment speed assumptions and reduced MSR valuations in the 2008 calculation combined with more stable and slower prepayment speed assumptions used in the 2009 calculation consistent with observed trends in benchmark prepayment speeds and recent trends in the Puerto Rico mortgage origination and prepayment experience.

•	A decrease in other income of $5.9 million due to a lower gain on redemption of shares of VISA, Inc. in 2009 and to lower income associated with the sale of certain units of a residential housing project which the Company took possession of in 2005 of $1.3 million.

Non-interest expense

A summary of non-interest expense for the years ended December 31, 2010, 2009 and 2008 is provided below.

Table D — Non-interest expense

	Year Ended December 31,
				Variance
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands)

Compensation and employee benefits	$75,080	$68,724	$70,562	$6,356	$(1,838)
Professional services	53,902	31,582	24,156	22,320	7,426
FDIC insurance expense	19,833	18,238	4,654	1,595	13,584
Occupancy expenses	17,658	15,232	18,341	2,426	(3,109)
Communication expenses	17,019	16,661	17,672	358	(1,011)
EDP expenses	14,197	13,727	11,146	470	2,581
Depreciation and amortization	12,689	12,811	16,013	(122)	(3,202)
Taxes, other than payroll and income taxes	11,177	10,051	9,880	1,126	171
Advertising	8,917	6,633	8,519	2,284	(1,886)
Corporate insurance	5,664	4,662	4,586	1,002	76
Office expenses	5,490	5,303	6,099	187	(796)
Recourse provision (recovery)	3,939	3,809	(965)	130	4,774
Other	25,929	21,811	27,307	4,118	(5,496)

	271,494	229,244	217,970	42,250	11,274
Other reserves and OREO:
Loss on Lehman Brothers, Inc.	12,359	—	21,600	12,359	(21,600)
Other real estate owned (“OREO”) lower of cost or market adjustments	31,581	13,309	2,114	18,272	11,195
Loss (gain) on sales of OREO	4,921	(502)	(1,650)	5,423	1,148
OREO other related expenses	4,209	1,735	378	2,474	1,357

	53,070	14,542	22,442	38,528	(7,900)

Total non-interest expense	$324,564	$243,786	$240,412	$80,778	$3,374

2010 compared to 2009.  Non-interest expense increased $80.8 million for the year ended December 31, 2010 compared to the corresponding 2009 period. Approximately, $57.6 million of the non-interest expense increase resulted from costs incurred to collect, restructure or modify certain loans, to recognize decreases in estimated values, or recognize the costs of estimated Doral credit related obligations. These credit related costs were incurred to support the Company’s efforts to reduce its non-performing loans and improve the quality of the Company’s balance sheet. The credit related expenses are included in “Compensation and employee benefits”, “Professional services”, “Other “and “Other reserves and OREO” and are described in more detail below.

•	An increase of $6.4 million in compensation and employee benefits was due to: (i) higher salary expenses of $1.0 million, (ii) higher benefits of $3.7 million and (iii) lower deferral of compensation costs related to loan origination of $2.3 million. The higher salary expense of $1.0 million was the result of higher expenses for temporary personnel of $3.1 million mainly related to collection efforts and other temporary projects, offset by lower severance expense of $3.8 million and higher salaries of $1.7 million related to incremental workforce during 2010. The increase in benefits of $3.7 million was driven by retention bonuses and restricted stock compensation granted to certain officers of the Company of $3.3 million and $1.4 million, respectively, partially offset by lower performance bonuses of $1.0 million. The decrease in deferral of compensation costs related to loan originations was due to lower loan originations during 2010.

•	An increase in professional services of $22.3 million driven by:

•	An increase of $2.1 million in defense litigation costs of former company officers, as certain matters went to trial in 2010.

•	An increase of $4.1 million in legal expenses to support corporate litigation (approximately $2.3 million) and collection efforts (approximately $1.8 million).

•	An increase of $16.1 million in other professional services primarily related to non-recurring transactions during 2010: (i) approximately $0.9 million of expenses incurred on the CLO transaction and (ii) higher servicing costs related to the construction and large commercial loan portfolios of $8.8 million. In addition, there were higher expenses of approximately $6.9 million for other transactions, such as expense related to bidding for FDIC assisted transactions of approximately $5.1 million, the sale of construction and other loans of $1.0 million, expenses related to the 2010 preferred stock exchange of $0.5 million, and the dissolution of Doral Holdings of $0.3 million.

•	An increase of $1.6 million in FDIC insurance expense due to an increase in rates and assessment bases compared to 2009.

•	An increase of $2.4 million in occupancy expenses due to an increase in utilities expense of $1.0 million due to higher fees and higher energy costs in Puerto Rico during 2010. There was a $0.4 million impairment charge on a property related to residential housing project that the Company has possession of, an increase in rent expense of $0.6 million related to new facilities in the U.S. for branch openings in New York and Florida as well as expanded administrative facilities as well as an increase in building repairs and maintenance of $0.6 million.

•	An increase of $1.1 million in taxes, other than payroll and income taxes due to higher real property tax assessment in Puerto Rico during 2010 that drove $0.5 million of the increase and higher volume of business in 2010 resulting in an increase of $0.6 million.

•	An increase of $2.3 million in advertising expenses related to campaigns to gain market share in deposits and mortgage origination subsequent to the local market bank failures and asset acquisitions in April.

•	An increase of $1.0 million in corporate insurance expense due to higher premiums in 2010, a consequence of bank failures in Puerto Rico.

•	An increase in credit related expenses of approximately $57.6 million was composed of the following items in “Other” and “Other reserves and OREO”:

•	Other expenses increased $4.1 million compared to 2009 due to higher foreclosure and other repossessed asset expenses of $2.1 million, a one-time expense of $1.1 million related to representations and warranties and other operating losses of $1.1 million.

•	An additional $10.8 million reserve for the Company’s claim on Lehman Brothers, Inc. established during the second quarter of 2010. The receivable related to this claim was sold during the fourth quarter of 2010, recognizing an additional loss of $1.5 million.

•	An increase in total OREO and other related expense of $26.2 million primarily related to the recognition of an additional provision of $17.0 million to account for the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales, adjustments driven by lower values of certain of Doral’s OREO properties, higher levels of repossessed units and higher expenses to maintain the properties in saleable conditions. Also, a loss on sales of OREO of $5.0 million was recognized during 2010.

The following item are “credit related expenses” included in the “Compensation and employee benefits” and “Professional services” captions above:

•	The increase in compensation and employee benefits explained above includes an increase of approximately $3.0 million related to additional cost in collection efforts.

•	The increase in professional services explained above includes approximately $11.3 million related to legal and professional expenses for collections and workout efforts on the Company’s portfolio.

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

Income Taxes

The recognition of an income tax expense of $14.9 million for the year ended December 31, 2010 resulted from a current tax expense of $7.4 million and a deferred income tax expense of $7.5 million. The current income tax expense was related to U.S. source income. The deferred income tax expense was related to the recognition of additional deferred tax assets, primarily NOLs, net of amortization of existing DTAs and net of an increase in the valuation allowance.

As of December 31, 2010, the Company had two Puerto Rico entities which were in a cumulative loss position. For purposes of assessing the realization of the DTAs, the cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. Accordingly, as of December 31, 2010 and 2009, the Company determined that it was more likely than not that $462.7 million and $385.9 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for those amounts.

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets was not recorded since they are expected to continue to be profitable. At December 31, 2010, the net deferred tax asset associated with these two companies was $9.0 million, compared to $14.4 million at December 31, 2009. In addition, approximately $94.4 million of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

The valuation allowance also includes $1.3 million and $3.0 million related to deferred taxes on unrealized losses on cash flow hedges as of December 31, 2010 and 2009, respectively.

For the year ended December 31, 2009, income tax benefit of $21.5 million, resulted from a current tax benefit of $11.5 million and a deferred tax benefit of $10.0 million. The current tax benefit is primarily related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions net of the recognition of certain unrecognized tax benefits during the year. This net benefit was partially offset by the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized net of current tax benefit related to the Company’s U.S. affiliates. The deferred tax benefit is primarily related to the effect of the Company entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009 amending the previous agreement regarding amortization of certain prepaid taxes, net of the amortization of existing deferred tax assets.

Management does not establish a valuation allowance on the deferred tax assets generated on the unrealized gains or losses of its securities available for sale because the Company does not intend to sell the securities before recovery of value, and based on available evidence it is not more likely than not that the Company will decide or be required to sell the securities before the recovery of its amortized cost basis. Management has therefore determined that a valuation allowance on deferred tax assets generated on the unrealized losses of its securities available for sale is not necessary at this time.

Failure to achieve sufficient projected taxable income in the entities where a valuation allowance on deferred tax assets has not been established, might affect the ultimate realization of the net deferred tax asset.

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the PR Code ineffective, for the most part, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014; if the Government meets its income generation and expense control goals, for years commenced after December 31, 2013, the maximum corporate tax rate will be 25%. The 2011 Code, however, eliminated the special 5% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the increase in carry forward periods for net operating losses generated between 2005 and 2011 from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Notwithstanding, a corporation may be subject to the provisions of the PR Code if it so elects it by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. Once the election is made, it will be effective for such year and the next 4 succeeding years.

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

Refer to Note 28 of the accompanying Consolidated Financial Statements for additional information related to the Company’s income taxes.

OPERATING SEGMENTS

Doral Financial manages its business in three operating segments: mortgage banking activities, banking (including thrift operations), and insurance agency activities. The Company’s segment reporting is organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area and since the third quarter of 2010 in the northwest area of Florida.

In the past, the Company managed a fourth operating segment, institutional securities operations, but effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial.

Banking

The banking segment includes Doral Financial’s banking operations in Puerto Rico, currently operating through 34 retail bank branches, and in the mainland United States, principally in the New York City metropolitan area and in the northwest area of Florida through 6 branches. Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans, and invests in mortgage-backed securities as well as in other investment securities and offers traditional banking services. Net loss for the banking segment amounted to $261.9 million during 2010, compared to a net loss of $32.3 million during 2009 and $123.4 million during 2008, respectively.

This segment also includes the operations conducted through Doral Bank PR’s subsidiaries, Doral Money, which engages in commercial and construction lending in the New York City metropolitan area, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of real property securing an interim construction loan. During the third quarter of 2009, Doral Money organized a middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.

On July 8, 2010, the Company entered into a CLO arrangement with a third party in which up to $450.0 million of U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I. Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after the payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I. Ltd. The Company has concluded that it is the primary beneficiary, and the Company will consolidate Doral CLO I. Ltd., as a subsidiary of Doral Bank PR.

On July 1, 2008, Doral International, Inc., which was a subsidiary of Doral Bank PR licensed as an international banking entity under the IBC Act, was merged with and into Doral Bank PR in a transaction structured as a tax-free reorganization. On December 16, 2008, Doral Investment was organized to become a new subsidiary of Doral Bank PR. On February 2, 2010, Doral Investment was granted license to operate as an international banking entity under the IBC Act. Doral Investment remained inactive as of December 31, 2010.

2010 compared to 2009.  Net interest income for the banking segment was $146.9 million for 2010, compared to $149.3 million for 2009. The decrease in net interest income was principally driven by a reduction of $48.9 million in interest income during 2010, partially offset by a reduction of $46.4 million in interest expense for the same period. The reduction in interest income was principally related to (i) an increase of $2.6 million resulted from an increase in interest income of commercial loans due to increases during 2010 in the U.S. syndicated loan portfolio, partially offset by yield concessions on loans loss mitigation activities, levels of non-performing loans and run-offs on portfolios such as construction and consumer; (ii) a decrease of $43.5 million in interest on MBS impacted by a reduction in the average balance of MBS of $857.5 million during 2010 resulting from the sale of non-agency CMOs and other MBS during the second and third quarters of 2010; and (iii) a decrease of $8.3 million in interest on investment securities due to a reduction in the average balance of investment securities of $222.7 million related to sales, calls and/or maturities.

The decrease in interest income was partially offset by a decrease in interest expense of $46.4 million for the year ended December 31, 2010, when compared to the corresponding 2009 period. The decrease in interest expense was driven by (i) a reduction of $14.6 million in interest expense on deposits driven by the rollover of maturing brokered CDs at lower current market rates, as well as shifts in the composition of the Company’s retail deposits; (ii) a reduction of $18.1 million in interest expense on securities sold under agreements to repurchase driven by a decrease of $248.2 million in the average balance of repurchase agreements and a general decline in interest rates; (iii) a decrease of $15.8 million in interest on advances from FHLB resulted primarily from the decline in the average balance of advances from FHLB of $421.7 during 2010; (iv) a decrease of $1.2 million in interest expense on other short-term borrowings, because there were no outstanding borrowings at any month end during 2010; and (vi) an increase of $3.2 million in interest expense on notes payable resulting from $250.0 million of new debt issued by Doral CLO I. Ltd. in July 2010 at a rate of 3-month LIBOR plus 1.85%.

Average interest-earning assets decreased from $8.8 billion for the year ended December 31, 2009 to $8.2 billion for the corresponding 2010 period, while the average interest-bearing liabilities also decreased from $8.0 billion to $7.4 billion, respectively. The sales of MBS and other debt securities during the second and third quarters of 2010 and the purchase of investments of shorter duration, as well as the shifts in the composition of average interest bearing liabilities from higher cost borrowing to less expensive sources of financing, such as money market accounts with cost of less than 0.4%, is part of the execution of the Company strategy to de-lever the balance sheet. The repositioning of the balance sheet during 2010, and other management actions, resulted in a 9 basis point improvement in net interest margin from 1.70% for the year ended December 31, 2009 to 1.79% for the corresponding 2010 period.

Non-interest loss for the banking segment was $44.7 million for 2010, compared to a non-interest income of $62.9 million for 2009. The decrease in non-interest income of $107.6 million was driven by (i) an OTTI loss of $13.3 million on five of the Company’s non-agency CMOs; (ii) a net loss on investment securities of $93.7 million resulted from a loss of $136.7 million during the second quarter of 2010, from the sale of certain non-agency CMOs with an amortized cost basis of $378.0 million, offset in part by the sale of certain agency securities in the first and third quarters of 2010 that generated net gains of $26.4 million and $17.1 million, respectively, together with a net loss of an early repayment debt of $7.7 million; (iii) a reduction in servicing income of $8.9 million primarily driven by a decrease in the value of the mortgage servicing assets due to changes in valuation inputs or assumptions and a reduction in loan balances; partially offset by (iv) a gain of $16.6 million in trading activities primarily driven by a gain of $11.8 million on sale of securities and a gain of $7.5 million on the MSR economic hedge; and (v) an increase of $1.0 million in commissions, fees and other income driven by a gain of $3.0 million on redemption of shares of VISA, Inc.

Non-interest expense for the banking segment was $261.0 million for 2010, compared to $192.3 million for 2009. The increase in non-interest expense of $68.7 million was mainly driven by (i) an increase of $20.0 million in professional services related to non-recurring transactions during 2010 and also to legal expenses to support corporate litigation and collection efforts; (ii) a $16.2 million increase in OREO and other related expenses primarily related to the recognition of additional provision to account for the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales as well as other expenses to maintain properties in saleable conditions; (iii) a $9.0 million increase in compensation and benefit expenses primarily driven by increases in workforce of regular and temporary employees; (iii) $6.6 million related to a reserve for the Company’s claim on LBI established during the second quarter of 2010 and an additional $1.1 million related to the loss recognized as a result of the sale of such receivable during the fourth quarter of 2010; (iv) an increase of $3.8 million in occupancy expenses driven by increases in utilities and rent expenses; and (v) additional increases in other expenses, such as $1.7 million increase in FDIC insurance expense, and $1.6 million in foreclosure expenses, among others.

2009 compared to 2008.  Net interest income for the banking segment was $149.3 million for 2009, compared to $158.0 million for 2008. The decrease in net interest income was principally driven by a reduction of $48.7 million in interest income during 2009, partially offset by a reduction of $40.0 million in interest expense for the same period. The decrease in interest income was driven by a reduction in interest income on investment securities of $32.7 million that resulted from a reduction in the average balance of investment securities of $600.1 million as a result of sales, calls and the settlement of the position with Lehman during 2008, the full impact of which was reflected in 2009. The reduction in interest expense was driven by a decrease of $32.5 million in interest expense on deposits that resulted from the rollover of maturing brokered CDs at lower current market rates even though the Company lengthened maturities, as well as shifts in the composition of the Company’s retail deposits and the general decline in interest rates during 2009.

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

Non-interest income for the banking segment was $62.9 million for 2009, compared to $56.4 million for 2008. The increase in non-interest income of $6.5 million resulted mainly by (i) an increase of $36.5 million in servicing income during 2009 driven by an improvement of $39.5 million in the mark-to-market adjustment of the mortgage servicing assets; (ii) an increase of $38.1 million in gain on investment securities that resulted from the sale of $2.0 billion of principally MBS during 2009; partially offset by (iii) an OTTI loss of $26.4 million in the Company’s investment securities portfolio; and (iv) by a reduction of $30.3 million in trading activities related to a loss on the MSR economic hedge of $36.2 million when compared to 2008, due to a loss of $13.8 million related to the U.S. Treasuries that were serving as an economic hedge on the Company’s capitalized MSR during 2008 and the first four months of 2009.

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

Mortgage Banking

The Company’s mortgage origination business is conducted by Doral Mortgage, a wholly-owned subsidiary of Doral Bank PR. The Company’s mortgage servicing business is operated by Doral Bank PR. Substantially all new loan origination and investment activities at the holding company level were terminated.

2010 compared to 2009.  Net interest income for the mortgage banking segment was $7.5 million for 2010, compared to $14.7 million for 2009. The decrease in net interest income was principally driven by a reduction of $10.8 million in the interest income during 2010, partially offset by a reduction of $3.6 million in interest expense for the same period. The decrease in interest income was driven principally by (i) a reduction in interest income of loans of $8.0 million primarily resulted from the transfer during the second quarter of 2010 of $25.2 million of performing loans to Doral Bank PR as part of a capital contribution; and (ii) a reduction of $2.3 million in interest income of MBS related to a decrease in the average balance of MBS of $42.7 million during 2010 due to securities sold during 2009 and not replaced during 2010. The reduction in interest expense during 2010 was driven by a decrease of $3.1 million in the interest expense of loans payable resulting from the general decline in interest rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.

Total average balance of interest-earning assets decreased by $0.2 billion during 2010, from $0.8 billion for the year ended December 31, 2009 to $0.6 billion for the corresponding 2010 period. The decrease in the average balance of interest-earning assets during 2010 and the corresponding decrease in net interest income of $7.2 million resulted in a decrease of 55 basis points in the net interest margin, from 1.84% during 2009 to 1.29% during 2010.

Non-interest income for the mortgage banking segment was $45.0 million for 2010, compared to $46.1 million for 2009. The decrease in non-interest income of $1.1 million resulted mainly due to an increase of $6.0 million in net gain on trading activities driven by an increase in the IO valuation. This increase in non-interest income was partially offset by a decrease of $6.1 million related to lower dividends paid by Doral Insurance to its parent company, Doral Financial. During 2009, Doral Insurance paid $18.0 million in dividends to Doral Financial, compared to $11.9 million during 2010.

Non-interest expense for the mortgage banking segment was $69.6 million for 2010, compared to $56.4 million for 2009. The increase in non-interest expense of $13.2 million during 2010 was mainly driven by (i) $4.2 million related to a reserve for the Company’s claim on LBI established during the second quarter of 2010 and an additional $445,000 related to the loss recognized as a result of the sale of such receivable during the fourth quarter of 2010; and (ii) an increase of $9.9 million in OREO and other related expenses related to the recognition of additional provision to account for the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales as well as other expenses to maintain properties in saleable conditions.

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

Total average balance of interest-earning assets decreased by $0.3 billion during 2009, from $1.1 billion for the year ended December 31, 2008 to $0.8 billion for the corresponding 2009 period. The decrease in the average balance of interest-earning assets together with the decrease in the average balance of interest-bearing liabilities of $0.2 billion during 2009 and the corresponding decrease in net interest income of $2.7 million resulted in an increase of 26 basis points in the net interest margin, from 1.58% during 2008 to 1.84% during 2009.

Non-interest income for the mortgage banking segment was $46.1 million for 2009, compared to $35.5 million for 2008. The increase in non-interest income of $10.6 million resulted mainly by an increase of $18.0 million in other income during 2009 related to dividends paid by Doral Insurance to its parent company, partially offset by a reduction of $3.1 million in trading activities that resulted from lower gains in the value of IOs.

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

Insurance Agency

Doral Financial operates its insurance agency activities through its wholly-owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s mortgage customers. Doral Insurance Agency also offers a diversified range of insurance products such as auto, life, home protector and disability, among others. Net income for this segment amounted to $6.3 million, $8.0 million and $6.3 million for years ended December 31, 2010, 2009 and 2008, respectively. The decrease in net income during 2010 was principally related to an increase of $2.8 million in deferred income tax provision resulting from the use of its NOLs (refer to Note 28 of the Consolidated Financial Statements for additional information). For the year ended December 31, 2010, insurance fees and commissions amounted to $13.3 million, compared to $12.0 million in 2009 and $12.8 million in 2008.

Institutional Securities Operations

In the past, the Company operated an institutional securities business through Doral Securities. During the third quarter of 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. Doral Securities’ operations were limited during 2008 to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank PR. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial.

Net loss for this segment amounted to approximately $141,000 for the year ended December 31, 2008.

BALANCE SHEET AND OPERATING DATA ANALYSIS

Loan Production

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $99.9 million, $126.0 million and $182.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table E — Loan Production

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except for
	average initial loan balance)

FHA/VA mortgage loans
Number of loans	1,785	2,589	2,727
Volume of loans	$245,129	$344,579	$349,238
Percent of total volume	17%	30%	26%
Average initial loan balance	$137,327	$133,093	$128,067
Conventional conforming mortgage loans
Number of loans	1,244	921	806
Volume of loans	$158,619	$115,265	$95,828
Percent of total volume	11%	10%	7%
Average initial loan balance	$127,507	$125,152	$118,893
Conventional non-conforming mortgage loans(1)
Number of loans	1,738	2,246	4,044
Volume of loans	$269,587	$353,620	$514,163
Percent of total volume	19%	31%	39%
Average initial loan balance	$155,113	$157,444	$127,142
Construction development loans(2)
Number of loans	28	6	24
Volume of loans	$138,467	$4,719	$82,880
Percent of total volume	10%	—%	6%
Average initial loan balance	$4,945,250	$786,575	$3,453,333
Disbursement under existing construction development loans
Volume of loans	$14,422	$44,328	$87,309
Percent of total volume	1%	4%	7%
Commercial loans(3)
Number of loans	244	128	200
Volume of loans	$557,786	$271,020	$130,048
Percent of total volume	39%	24%	10%
Average initial loan balance	$2,286,008	$2,117,344	$650,237
Consumer loans(3)
Number of loans	705	684	7,631
Volume of loans	$3,983	$5,012	$61,455
Percent of total volume	—%	—%	5%
Average initial loan balance	$5,650	$7,327	$8,053
Other(4)
Number of loans	37	1	3
Volume of loans	$51,340	$9,200	$6,600
Percent of total volume	3%	1%	—%
Average initial loan balance	$1,387,568	$9,200,000	$2,200,000

Total loans
Number of loans	5,781	6,575	15,435

Volume of loans	$1,439,333	$1,147,743	$1,327,521

(1)	Includes $1.4 million, $2.5 million and $29.2 million in second mortgages for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	For the year ended December 31, 2010, includes $96.9 million related to a single construction loan.

(3)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(4)	Consists of multifamily loans.

The increase of $291.6 million, or 25.4%, in loan production for the year ended December 31, 2010, when compared to the corresponding 2009 period, was primarily due to an increase in commercial loans related to loan production generated by the Company’s U.S. based middle market syndicated lending unit which is engaged in purchasing participation interest in senior credit facilities in the syndicated loan market. Syndicated loans originated during 2010 amounted to $494.1 million, representing 34.3% of total loan production. The U.S. based middle market syndicated lending strategy is to acquire $5.0 million to $15.0 million participation interests in U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s U.S. based syndicated lending unit. Also, the loan production during 2010 was impacted by an increase in the construction portfolio due to a single construction loan amounting to $96.9 million and to $41.6 million in construction production from U.S. subsidiaries.

The decrease in Doral Financial’s originated residential mortgage loans is due to a number of factors including continuing challenging economic conditions in Puerto Rico, competition from other financial institutions, and changes in laws and regulations.

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

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the years ended December 31, 2010, 2009, and 2008, refinancing transactions represented approximately 85%, 82% and 53%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

Loan Origination Channels

In Puerto Rico, Doral Financial relies primarily on Doral Bank PR’s extensive branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiaries. Due to worsening economic conditions in Puerto Rico, new lending activity in Puerto Rico has been limited since 2008.

The following table sets forth the sources of Doral Financial’s loans production as a percentage of total loan originations for the years indicated:

Table F — Loan Origination Sources

	Year Ended December 31,
	2010			2009			2008
	Puerto Rico	US	Total	Puerto Rico	US	Total	Total

Residential	41%	—%	41%	60%	—%	60%	58%
Wholesale(1)	6%	1%	7%	11%	—%	11%	14%
Housing Developments(2)	7%	4%	11%	2%	2%	4%	13%
Commercial and industrial	—%	36%	36%	—%	20%	20%	6%
Other(3)	1%	4%	5%	1%	4%	5%	9%

Total	55%	45%	100%	74%	26%	100%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

(3)	Refers to commercial real estate, consumer and multifamily loans originated through the banking subsidiaries.

The increase in U.S. loan originations during 2010 and 2009 is related to originations of the new syndicated lending unit. These loans are participations in larger loans and are originated though large commercial banks.

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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table G — Loans serviced for third parties

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except for
	average size of loans serviced)

Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,369,044	$2,283,667	$2,267,782
FHLMC/FNMA	2,842,663	3,084,078	3,451,334
Other conventional mortgage loans(1)(2)	2,996,353	3,287,868	3,741,234

Total portfolio serviced for third parties	$8,208,060	$8,655,613	$9,460,350

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$8,655,613	$9,460,350	$10,072,538
Additions to servicing portfolio	475,224	465,935	428,792
Servicing released due to repurchases	(102,815)	(178,727)	(63,964)
MSRs sales	(24,045)	(7,111)	—
Run-off(3)	(795,917)	(1,084,834)	(977,016)

Ending servicing portfolio	$8,208,060	$8,655,613	$9,460,350

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except for
	average size of loans serviced)

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	98,404	103,214	112,150
Weighted-average interest rate	6.19%	6.31%	6.41%
Weighted-average remaining maturity (months)	239	242	246
Weighted-average gross servicing fee rate	0.40%	0.39%	0.39%
Average servicing portfolio(4)	$8,330,994	$8,976,464	$9,645,932
Principal prepayments	$422,522	$715,981	$632,694
Constant prepayment rate	5%	7%	6%
Average size of loans	$83,412	$83,861	$84,354
Servicing assets, net	$114,342	$118,493	$114,396
Mortgage-servicing advances(5)	$51,462	$19,592	$18,309
Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.64%	2.45%	2.08%
90 days or more past due	5.48%	4.54%	3.55%

Total delinquencies excluding foreclosures	8.12%	6.99%	5.63%

Foreclosures pending	3.36%	2.99%	2.55%

(1)	Excludes $4.4 billion, $4.4 billion and $4.2 billion of mortgage loans owned by Doral Financial at December 31, 2010, 2009 and 2008, respectively.

(2)	Includes portfolios of $139.6 million, $154.2 million and $177.0 million at December 31, 2010, 2009 and 2008, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.4 billion, $4.3 billion and $3.9 billion at December 31, 2010, 2009 and 2008, respectively.

(5)	Includes reserves for possible losses on P&I advances of $9.0 million, $8.8 million and $9.7 million as of December 31, 2010, 2009 and 2008, respectively.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At December 31, 2010, 2009 and 2008 less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.4 billion, $0.7 billion and $0.6 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Total delinquencies excluding foreclosures increased from 6.99% to 8.12% from 2009 to 2010 as a result of the economic recession and general deterioration of the mortgage sector, while pending foreclosures increased from 2.99% to 3.36%, respectively. The Company does not expect significant losses related to these delinquencies since it has established a reserve for loans under recourse agreements, and for other non recourse loans has not experienced significant losses in the past.

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

Loans Held for Sale

Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported under net gain on mortgage loan sales and fees in the Consolidated Statements of Operations. Given traditional consumer preferences in Puerto Rico, substantially all of Doral Financial’s residential loans held for sale are fixed-rate loans. Please refer to Note 10 of the Consolidated Financial Statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans held for sale.

As of December 31, 2010, loans held for sale amounted to $319.3 million, of which approximately $291.5 million consisted of residential mortgage loans.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral Financial may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional (but not an obligation). When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back into the Company’s portfolio of loans held for sale, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2010, the portfolio of loans held for sale includes $153.4 million related to GNMA defaulted loans, compared to $128.6 million and $165.6 million as of December 31, 2009 and 2008, respectively.

During 2010, the Company repurchased $68.2 million of GNMA defaulted loans, which were classified as loans held for investment, compared to $127.9 million during 2009.

Loans Held for Investment

Doral Financial originates mortgage loans secured by income-producing residential and commercial properties, construction and land loans, certain residential mortgage loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Loans receivable are originated primarily through Doral Financial’s banking subsidiaries. A significant portion of Doral Financial’s loans receivable consists of loans made to entities or individuals located in Puerto Rico. During 2009, Doral Financial started a syndicated lending unit operating out of one of its New York subsidiaries. This unit is engaged in purchasing senior credit facilities in the syndicated leverage loan market.

The maximum aggregate amount in unsecured loans that Doral Bank PR could make to a single borrower under Puerto Rico banking regulations as of December 31, 2010, was approximately $101.6 million. Puerto Rico banking regulations permit larger loans to a single borrower to the extent secured by qualifying collateral. The maximum aggregate amount in loans that Doral Bank NY could make to a single borrower under the OTS banking regulations as of December 31, 2010, was $2.2 million. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of related borrowers as of December 31, 2010 was $97.7 million.

The following table set forth certain information regarding Doral Financial’s loans receivable:

Table H — Loans receivable, net

	As of December 31,
	2010			2009			2008	2007	2006
	PR	US	Total	PR	US	Total	Total	Total	Total
	(In thousands)

Consumer
Residential mortgage	$3,451,895	$108,641	$3,560,536	$3,598,995	$59,706	$3,658,701	$3,579,091	$3,285,112	$1,760,138
FHA/VA guaranteed residential mortgage	187,473	—	187,473	168,569	—	168,569	41,159	37,066	1,660
Personal	15,003	—	15,003	25,164	—	25,164	37,844	44,810	37,896
Revolving lines of credit	17,810	—	17,810	22,062	—	22,062	25,520	26,940	28,229
Credit cards	17,719	—	17,719	22,725	—	22,725	25,914	18,977	20,086
Lease financing receivables	4,807	—	4,807	12,702	—	12,702	20,939	29,471	37,306
Loans on savings deposits	2,860	—	2,860	3,249	—	3,249	5,240	11,037	16,811
Other consumer	962	26	988	628	1	629	790	358	750

Total consumer	3,698,529	108,667	3,807,196	3,854,094	59,707	3,913,801	3,736,497	3,453,771	1,902,876
Commercial
Commercial real estate	629,043	59,903	688,946	684,781	54,057	738,838	755,430	766,279	538,876
Commercial and industrial	36,639	597,056	633,695	53,752	257,506	311,258	136,241	126,466	159,068
Construction and land	349,899	108,835	458,734	447,990	103,921	551,911	623,545	704,417	856,350
Total commercial	1,015,581	765,794	1,781,375	1,186,523	415,484	1,602,007	1,515,216	1,597,162	1,554,294
Loans receivable, gross	4,714,110	874,461	5,588,571	5,040,617	475,191	5,515,808	5,251,713	5,050,933	3,457,170

Less:
Allowance for loan and lease losses	(117,821)	(5,831)	(123,652)	(136,878)	(3,896)	(140,774)	(132,020)	(124,733)	(67,233)

Loans receivable, net	$4,596,289	$868,630	$5,464,919	$4,903,739	$471,295	$5,375,034	$5,119,693	$4,926,200	$3,389,937

The following table sets forth certain information as of December 31, 2010, regarding Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated maturity are reported as due in one year or less.

Table I — Loans receivable by contractual maturities

	As of December 31, 2010
	1 year	1 to 5	Over 5
	or less	Years	Years	Total
	(In thousands)

Consumer
Residential mortgage	$53,345	$189,891	$3,527,016	$3,770,252
Lease financing receivables	1,765	3,349	—	5,114
Consumer — other	37,068	16,268	1,090	54,426

Total consumer	92,178	209,508	3,528,106	3,829,792
Commercial
Commercial real estate	248,174	266,262	175,367	689,803
Commercial and industrial	76,245	236,301	321,094	633,640
Construction and land	260,847	82,790	115,897	459,534

Total commercial	585,266	585,353	612,358	1,782,977

Loans receivable, gross	$677,444	$794,861	$4,140,464	$5,612,769

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

The following table sets forth the dollar amount of total loans receivable at December 31, 2010, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates that have a contractual maturity of more than one year.

Table J — Loans receivable by fixed and floating or adjustable rates

	As of December 31, 2010
			Floating or
	1 Year		Adjustable
	or less	Fixed Rate	Rate	Total
	(In thousands)

Consumer
Residential mortgage	$53,345	$3,716,907	$—	$3,770,252
Lease financing receivables	1,765	3,349	—	5,114
Consumer — other	37,068	17,358	—	54,426

Total consumer	92,178	3,737,614	—	3,829,792
Commercial
Commercial real estate	248,174	421,070	20,559	689,803
Construction and land loans	260,847	158,760	39,927	459,534
Commercial non-real estate	76,245	36,273	521,122	633,640

Total commercial	585,266	616,103	581,608	1,782,977

Loans receivable, gross	$677,444	$4,353,717	$581,608	$5,612,769

Doral Financial’s banking subsidiaries originate floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised almost entirely of fixed rate mortgage loans, a significant portion of Doral Financial’s construction and land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2010, 2009 and 2008, approximately 16%, 13% and 13%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The increase in the percentage of adjustable rate loans from 2009 to 2010 was due to the increase in the syndicated loan portfolio. The adjustable rate construction and land and commercial loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Please refer to Note 10 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans receivable.

Investment and Trading Activities

As part of its mortgage securitization activities, Doral Financial is involved in the purchase and sale of mortgage-backed securities. At December 31, 2010, Doral Financial, principally through its banking subsidiaries, held securities for trading with a fair market value of $45.0 million.

Securities held for trading are reflected on Doral Financial’s consolidated statement of financial condition at their fair market value with resulting gains or losses included in current period earnings as part of net gain (loss) on trading activities. See “Critical Accounting Policies — Valuation of Trading Securities and Derivatives” above for additional information on how Doral Financial determines the fair values of its trading securities.

Securities held for trading also includes derivatives that serve as economic hedges on the Company’s MSRs and secondary market activities.

As part of its strategy to diversify its revenue sources and maximize net interest income, Doral Financial also invests in securities that are classified as available for sale. As of December 31, 2010, Doral Financial, principally through its banking subsidiaries, held $1.5 billion of investment securities that were classified as available for sale and reported at fair value based on quoted or evaluated market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive income (“AOCI”), net of income tax expense in Doral Financial’s consolidated statement of financial condition. At December 31, 2010, Doral Financial had unrealized gains in AOCI of $7.4 million, compared to unrealized losses of $103.9 million at December 31, 2009 related to its available for sale portfolio.

The securities held by the Company are principally mortgage-backed securities or securities backed by a U.S. government sponsored agencies and therefore, principal and interest on the securities are deemed recoverable. Doral Financial’s investment portfolio consists primarily of AAA rated debt securities, except for the Non-Agency Collateralized Mortgage Obligations (“CMO”) as well as a few other positions.

During 2010, the Company sold approximately $2.3 billion of investment securities, and also purchased $1.6 billion of shorter duration securities. These actions are part of the execution of the Company strategy to de-lever and reposition the balance sheet. For the year ended December 31, 2010, the Company recognized losses on sale of investment securities of $93.7 million as a result of the sale on certain non-agency securities at a loss of $136.7 million, offset by the sale of mortgage-backed securities and other debt securities at a gain of $43.0 million as part of Doral’s strategic balance sheet restructuring efforts.

The Company performs an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

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

The Company evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, the Company considers its intent to sell each investment security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status of the securities; the creditworthiness of the issuers of the securities; the value and type of underlying collateral; the duration and level of the unrealized loss; any credit enhancements; and other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The negative difference between the estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be a credit loss.

As a result of its review of the portfolio as of December 31, 2010, the Company performed a detailed cash flow analysis of certain securities in unrealized loss positions to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.

During 2010, it was determined that eight securities reflected OTTI. The characteristics of these securities that led to the OTTI conclusion included: (i) the cumulative level and estimated future delinquency levels; (ii) the effect of severely delinquent loans on forecasted defaults; (iii) the cumulative severity and expected severity in resolving the defaulted loans; and (iv) the current subordination of the securities that resulted in the present value of the forecast cash flows being less than the cost basis of the security. Management estimated that credit losses of $14.0 million were incurred on these securities for the year ended December 31, 2010.

Five of the eight OTTI securities were subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans and resulted in the recognition of an OTTI loss of $13.3 million in the first quarter of 2010. On April 23, 2010, the Company sold the entire portfolio of U.S. non-agency CMOs, including the five securities that were OTTI, and recognized a loss of $136.7 million, of which $129.7 million had previously been reflected in other comprehensive income (loss).

Non-Agency CMOs include subordinated tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value. These original three securities have an amortized cost of $11.1 million as of December 31, 2010 including an OTTI loss of $0.7 million due to credit. Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the impact of inflationary pressures on the consumer, the high rate of unemployment and general recessionary condition on the Island, has resulted in higher default and loss estimates on the P.R. Non-Agency CMOs. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.

As of December 31, 2010 and 2009, the Company did not intend to sell the remaining securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income.

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

The following table summarizes Doral Financial’s securities holdings as of December 31, 2010.

Table K — Investment Securities

			Total
	Held for	Available	Investment
	Trading	for Sale	Securities
	(In thousands)

Mortgage-backed securities:
Agency MBS	$—	$1,142,973	$1,142,973
CMO government sponsored agencies	—	312,831	312,831
Non-agency CMOs	766	7,192	7,958
Variable rate IOs	44,018	—	44,018
Fixed rate IOs	232	—	232
Obligations U.S. government sponsored agencies	—	34,992	34,992
Derivatives	13	—	13
Other	—	7,077	7,077

Total	$45,029	$1,505,065	$1,550,094

For additional information regarding the composition of Doral Financial’s investment securities, please refer to Notes 6, 7 and 8 to the accompanying consolidated financial statements.

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

The following items have impacted the Company’s liquidity, funding activities and strategies during 2010 and 2009:

•	changes in short-term borrowings and deposits in the normal course of business;

•	repayment of certain long-term callable certificate of deposits;

•	sales of securities;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	the sale of the Company’s exposure to LBI;

•	capital contributions to Doral Bank;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012;

•	repurchase of GNMA defaulted loans in 2010 and 2009;

•	inducement on preferred stock conversions;

•	capital raise of $171.0 million in the second quarter of 2010;

•	efforts to increase retail deposits in the wake of failed Puerto Rico banks; and

•	On July 8, 2010, the Company entered into a collateralized loan arrangement in which $450.0 million of U.S. based commercial loans are funded $250.0 million by a third party paying 3-month LIBOR plus 1.85%, and $200.0 million by Doral. The entity holding the loans is consolidated by Doral and the third party financing is reported as a note payable. The third party funding provides an additional source of liquidity for the Company’s U.S. operations.

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.

Liquidity of the Banking Subsidiaries

Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans, mortgage-backed securities and other borrowings. The banking subsidiaries have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current challenging liquidity conditions in the U.S. mortgage and credit markets.

Cash Sources and Uses

Doral Financial’s sources of cash as of December 31, 2010 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sales of loans and securities.

Management does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. In addition, the Company’s banking subsidiaries maintain borrowing facilities with the FHLB and have a considerable amount of collateral that can be used to raise funds under these facilities.

Doral Financial’s uses of cash as of December 31, 2010 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 effective during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of December 31, 2010 and 2009:

Table L — Sources of Borrowings

	As of December 31,
	2010		2009
	Amount	Average	Amount	Average
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)

Deposits	$4,618,475	2.18%	$4,643,021	2.24%
Repurchase Agreements	1,176,800	3.10%	2,145,262	3.32%
Advances from FHLB	901,420	3.49%	1,606,920	3.05%
Other Short-Term Borrowings	—	—%	110,000	0.25%
Loans Payable	304,035	6.46%	337,036	7.27%
Notes Payable	513,958	4.91%	270,838	7.30%

As of December 31, 2010, Doral Financial’s banking subsidiaries held approximately $4.4 billion in interest-bearing deposits at a weighted-average interest rate of 2.31%. For additional information on the Company’s sources of borrowings please refer to Notes 20 to 26 of the accompanying consolidated financial statements.

The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

Table M — Average Deposit Balance

	Year Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Certificates of deposit	$634,924	2.48%	$484,917	3.34%	$543,081	4.17%
Brokered certificates of deposits	2,645,028	2.89%	2,374,207	3.70%	2,451,523	4.51%
Regular passbook savings	380,534	1.46%	361,217	1.69%	332,032	2.56%
NOW accounts and other transaction accounts	379,100	1.31%	350,300	1.26%	381,848	1.57%
Money market accounts	416,269	1.94%	390,962	2.71%	294,847	3.07%

Total interest-bearing	4,455,855	2.49%	3,961,603	3.16%	4,003,331	3.91%
Non-interest bearing	249,991	—%	244,606	—%	254,566	—%

Total deposits	$4,705,846	2.36%	$4,206,209	2.97%	$4,257,897	3.68%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2010.

Table N — Certificates of Deposit Maturities

December 31, 2010
(In thousands)

Certificates of deposit maturing:
Three months or less	$307,538
Over three through six months	302,875
Over six through twelve months	531,667
Over twelve months	1,638,406

Total	$2,780,486

The amounts in Table N, include $2.4 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of December 31, 2010 and December 31, 2009, all brokered deposits were within the applicable FDIC insurance limit. On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”), which among other things temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000. The temporary increase in the deposit insurance, after an amendment adopted in May 20, 2009, was set to expire on December 31, 2013. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, made permanent the increase in the standard maximum deposit insurance amount from $100,000 to $250,000.

As of December 31, 2010 and 2009, Doral Financial’s retail banking subsidiaries had approximately $2.4 billion and $2.7 billion in brokered deposits, respectively. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

Doral Financial’s banking subsidiaries, as members of the FHLB, have access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of December 31, 2010, Doral Financial’s banking subsidiaries had $0.9 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 3.49%. Please refer to Note 23 to the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding such advances.

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

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the year ended December 31, 2010, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $48.9 million, compared to $34.8 million for the corresponding period of 2009. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2010 and 2009, the outstanding principal balance of such delinquent loans was $139.6 million and $154.2 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $12.1 million and $13.9 million, respectively.

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

In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of December 31, 2010, Doral Financial’s maximum recourse exposure with FNMA amounted to $572.7 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 31 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.

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

Assets and Liabilities

Doral Financial’s total assets were $8.6 billion at December 31, 2010, compared to $10.2 billion at 2009.

Total assets at December 31, 2010, when compared to 2009 were affected by a decrease of $1.3 billion in the Company’s investment securities portfolio that resulted from sales of mortgage-backed and other securities during the year as part of the execution of the Company’s strategy to de-lever the balance sheet while continuing to shorten the duration of the investment portfolio. Also, during the second quarter of 2010, in connection with its efforts to bid for the assets and liabilities of certain failed banks, the Company sold $378.0 million of non-agency CMOs whose future performance was considered risky. The decrease in assets from securities sales was partially offset by an increase in net loans of $88.2 million. Loan growth is primarily the result of acquiring commercial and industrial loan participation interests in loan syndications led by major U.S. banks, offset in part by decreases in the Puerto Rico commercial real estate and construction loan portfolios from loan sales, charge-offs and collections.

Total liabilities were $7.8 billion at December 31, 2010, compared to $9.4 billion at December 31, 2009. Total liabilities as of December 31, 2010 were principally affected by a decrease in borrowings of $1.6 billion and a decrease in deposits of $24.5 million.

Capital

Doral Financial reported total equity of $862.2 million at December 31, 2010, compared to $875.0 million at December 31, 2009. The Company reported accumulated other comprehensive income (net of tax) (“OCI”) of $4.2 million as of December 31, 2010, compared to accumulated other comprehensive loss (net of tax) of $111.5 million as of December 31, 2009. This improvement in OCI was due to the sale of the non-agency securities in 2010 as the loss was recognized in the period of the sale, and the remaining portfolio of securities reflects net unrealized gains.

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

On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers, including certain direct and indirect investors in Doral Holdings, the Company’s parent company, pursuant to a private placement of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock, $1.00 par value and $1,000 liquidation preference per share. In the aggregate, as part of the private placement, the Company raised $180.0 million of new equity capital and issued 285,002 shares of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock for an effective sale price of $3.00 per common share equivalent.

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

Off-balance sheet activities

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the years ended December 31, 2010 and 2009, repurchases amounted to approximately $1.0 million and $13.7 million, respectively. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans. As of December 31, 2010 and 2009, the outstanding principal balance of such delinquent loans amounted to $139.6 million and $154.2 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2010 and 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.8 billion and $0.9 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion and $0.8 billion, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the years ended December 31, 2010 and 2009, the Company repurchased at fair value $28.6 million and $27.3 million, respectively, pursuant to recourse provisions.

The Company estimates its liability for expected losses from recourse obligations based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.

Doral Financial reserves for its exposure to recourse amounted to $10.3 million and $9.4 million and the reserve for other credit-enhanced transactions explained above amounted $9.0 million and $8.8 million as of December 31, 2010 and 2009, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above. The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

Table O — Recourse Estimated Losses

	Years Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$9,440	$8,849
Net charge-offs / termination	(3,115)	(3,218)
Provision for recourse liability	3,939	3,809

Balance at end of period	$10,264	$9,440

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

The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty during the period between trade and settlement date.

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

Contractual obligations and other commercial commitments

The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2010.

Table P — Contractual Obligations

	Payment Due By Period
		Less Than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Deposits	$4,618,475	$2,943,541	$980,550	$459,388	$234,996
Repurchase agreements(1)(2)	1,176,800	100,000	1,017,300	59,500	—
Advances from FHLB(1)(2)	901,420	503,420	398,000	—	—
Loans payable(3)	304,035	32,863	62,654	51,943	156,575
Notes payable	513,958	7,591	46,849	3,225	456,293
Other liabilities	117,377	117,377	—	—	—
Non-cancelable operating leases	53,889	6,503	11,913	10,133	25,340

Total contractual cash obligations	$7,685,954	$3,711,295	$2,517,266	$584,189	$873,204

(1)	Amounts included in the table above do not include interest.

(2)	Includes $100.0 million of a repurchase agreement with a fixed rate of 2.98% and $80.0 million of advances from FHLB with a fixed rate of 5.04%, which the lenders have the right to call before their contractual maturities. The repurchase agreement and the advances from FHLB are included in the less-than-one year category in the above table but have actual contractual maturities ranging from March 2012 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s borrowings may induce the lenders to exercise their right.

(3)	Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 9.0% to estimate the repayments.

Table Q — Other Commercial Commitments (1)

	Amount of Commitment Expiration Per Period
	Total
	Amount	Less Than			After
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Commitments to extend credit	$139,791	$94,781	$13,685	$4,125	$27,200
Commitments to sell loans	64,751	64,751	—	—	—
Commercial and financial standby letters of credit	25	25	—	—	—
Maximum contractual recourse exposure	688,653	—	—	—	688,653

Total	$893,220	$159,557	$13,685	$4,125	$715,853

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.

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

Interest Rate Risk Management Strategy

Doral Financial’s current interest rate management strategy is implemented by the ALCO and is focused on reducing the volatility of the Company’s earnings as a result of changes in interest rates and to protect the market value of equity. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis is placed on balance sheet management.

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

Market Value of Equity.  Due to the composition of Doral Financial’s assets and liabilities, the Company has earnings exposure to rising interest rates. The Company measures the market value of all rate sensitive assets, liabilities and off-balance sheet positions; and the difference between assets and liabilities, adjusted by off-balance sheet positions, is termed market value of equity. The Company measures how the market value of equity fluctuates with different rate scenarios to measure risk exposure of economic capital or market value of equity. Management uses duration matching strategies to manage the fluctuations of market value of equity within the long-term targets established by the Board of Directors of the Company.

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

The tables below show the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of December 31, 2010 and 2009.

	Market Value of	Net Interest
As of December 31, 2010	Equity Risk	Income Risk(1)

+ 100 BPS	(8.5)%	(0.9)%
– 100 BPS	4.7%	(0.1)%

	Market Value of	Net Interest
As of December 31, 2009	Equity Risk	Income Risk(1)

+ 100 BPS	(9.4)%	(3.4)%
– 100 BPS	(2.4)%	(0.4)%

(1)	Based on 12-month forward change in net interest income.

The net interest income (“NII”) sensitivity measure to a one hundred (100) basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (3.4)% to (0.9)% when comparing December 31, 2009 to 2010. The effect is driven by the continued efforts to reduce maturity/repricing mismatches by extending the maturity in certain wholesale liabilities, sale of investments and the growth of variable rate syndicated loans.

As of December 31, 2010 the market value of equity (“MVE”) showed lower sensitivity to rising interest rates when compared to December 31, 2009. MVE sensitivity to an increase of one hundred (100) basis points in market rates changed from (9.4)% to (8.5)%. The Company has been actively managing the balance sheet to maintain the interest rate risk measures in line with targets mainly by the use of on-balance sheet strategies. The sale of certain investment securities, the capital raise, the continued focus on extending maturity of wholesale funding, issuance of callable funding and growth in variable rate assets, have all contributed to reducing MVE exposure.

The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of December 31, 2010 and 2009.

	As of December 31,
	Change in Fair Value of Available for Sale Securities
Change in Interest Rates (Basis Points)	2010	2009
	(In thousands)

+200	$(108,474)	$(164,043)
+100	(47,474)	(71,675)
Base	—	—
−100	21,917	51,165
−200	34,416	103,334

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

The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at December 31, 2010.

Table R — Interest Rate Caps

Notional				Fair
Amount	Maturity Date	Entitled Payment Conditions	Premium Paid	Value
(Dollars in thousands)

$15,000	September 25, 2011	1-month LIBOR at 5.50%	$134	$—
15,000	September 25, 2012	1-month LIBOR at 6.00%	143	1
15,000	October 30, 2011	1-month LIBOR at 5.00%	172	—
15,000	October 30, 2012	1-month LIBOR at 5.50%	182	1
50,000	November 5, 2012	1-month LIBOR at 6.50%	228	3
50,000	November 5, 2012	1-month LIBOR at 5.50%	545	5
50,000	November 5, 2012	1-month LIBOR at 6.00%	350	3

$210,000			$1,754	$13

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

Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at December 31, 2010.

Table S — Interest Rate Swaps

Notional		Pay		Fair
Amount	Maturity Date	Fixed Rate	Receive Floating Rate	Value
(Dollars in thousands)

Cash Flow Hedge
$3,000	September 25, 2011	4.69%	1-month LIBOR plus 0.02%	$(99)
6,000	October 30, 2011	4.51%	1-month LIBOR plus 0.05%	(210)
5,000	October 30, 2012	4.62%	1-month LIBOR plus 0.05%	(363)
15,000	November 28, 2011	4.55%	1-month LIBOR plus 0.02%	(586)
45,000	November 28, 2012	4.62%	1-month LIBOR plus 0.02%	(3,419)

$74,000				$(4,677)

Freestanding Derivatives.  Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading activities as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $310.0 million and $480.0 million as of December 31, 2010 and 2009, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk. The decrease in the notional amount of freestanding derivatives with respect to December 31, 2009 was due mainly to the rebalancing of economic hedges related to management of risks associated to servicing assets and secondary marketing activities.

Derivatives — Hedge Accounting.  Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $74.0 million and $305.0 million as of December 31, 2010 and 2009, respectively. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.

The following table summarizes the total derivatives positions at December 31, 2010 and 2009, respectively, and their different designations.

Table T — Derivative positions

	At December 31,
	2010		2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In thousands)

Cash Flow Hedges
Interest rate swaps	$74,000	$(4,677)	$305,000	$(10,691)
Other Derivatives
Interest rate caps	210,000	13	270,000	777
Forward contracts	100,000	(741)	210,000	(1,572)

	310,000	(728)	480,000	(795)

	$384,000	$(5,405)	$785,000	$(11,486)

The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.

Table U — Fair value reconciliation

Year Ended
December 31, 2010
(In thousands)

Fair value of contracts outstanding at the beginning of the period	$(795)
Changes in fair values during the period	67

Fair value of contracts outstanding at the end of the period	$(728)

Table V — Sources of fair value

	Payment Due by Period
	Maturity			Maturity in	Total
	less than	Maturity	Maturity	excess of	Fair
As of December 31, 2010	1 Year	1-3 Years	3-5 Years	5 Years	Value
	(In thousands)

Prices actively quoted	$(741)	$—	$—	$—	$(741)
Prices provided by internal sources	—	13	—	—	13

	$(741)	$13	$—	$—	$(728)

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

Table W — Derivative counterparty credit exposure

						Weighted
						Average
						Contractual
	Number of		Total Exposure	Negative	Total	Maturity
Rating(1)	Counterparties(2)	Notional	at Fair Value(3)	Fair Values	Fair Value	in Years)
	(Dollars in thousands)

December 31, 2010
AA-	1	$180,000	$12	$—	$12	1.76
A+	1	104,000	1	(4,677)	(4,676)	1.47
A	2	100,000	95	(836)	(741)	0.06

Total Derivatives	4	$384,000	$108	$(5,513)	$(5,405)	1.24

December 31, 2009
AA-	1	$215,000	$719	$—	$719	2.45
A+	1	360,000	58	(10,691)	(10,633)	1.12
A	2	210,000	553	(2,125)	(1,572)	0.11

Total Derivatives	4	$785,000	$1,330	$(12,816)	$(11,486)	1.21

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)

Credit Risk

Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities refer to Note 8 of the accompanying financial statements.

Loans receivable are loans that Doral Financial holds for investment and, therefore, the Company is at risk for the term of the loans. Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. Loans collateralized by land are under regulatory review in the U.S. and its territories. As of December 31, 2010 land collateralized loans totalled to $143.6 million. In addition, Doral has outstanding a few construction loans with remnant land totaling $25.3 million. Should our estimated land value change significantly, it may be necessary to record additional provisions for loan losses or charge-offs that may be material to the Company’s Financial Statements. The Company also has a growing portfolio of commercial, construction and syndicated loans, geographically dominated by U.S. loans, and performance of such loans is subject to the strength of the U.S. economy.

With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into an MBS. For residential mortgage loans that are retained as a loan investment, Doral retains the credit risk from the time the loan is originated until the loan is paid. With respect to FHA loans, Doral Financial is insured as to principal by the HUD against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults.

The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the year ended December 31, 2010 amounted to $28.6 million and resulted in a loss of $3.9 million. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.

Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the Puerto Rico residential housing construction sector has decreased from $275.3 million as of December 31, 2009, to $181.5 million as of December 31, 2010. Management expects that the amount of construction loans will continue to decrease in future years.

For the year ended December 31, 2010, the construction and land portfolio reflected lower delinquency when compared to December 31, 2009 due to the sale of a portfolio of construction loans and similar real estate owned property during the third quarter of 2010 for $102.0 million to a third party, that included $63.2 million of non-performing loans as of June 30, 2010, net of $35.8 million of charge-offs (approximately $108.5 million as of December 31, 2009). Puerto Rico and the Company have experienced low levels of new home absorption in recent years due to the current economic environment. However, in September 2010, the Governor of PR signed into law Act No. 132 of 2010 which established various housing tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be effect until June 30, 2011 and are expected to have a favorable impact in the current economic environment and new home absorption in PR.

For the year ended December 31, 2010, the commercial real estate portfolio experienced an increase in late stage delinquency mainly attributed to adverse performance of the small commercial portfolio related to the continued recessionary conditions in Puerto Rico. Also, this portfolio was impacted by the classification to non-performing loans of a current paying loan of $37.7 million (net of a charge-off of $8.8 million) during the third quarter of 2010. Management has taken certain actions to mitigate the risk in the portfolio, including retaining advisory services of third party providers in order to work-out delinquent loans and prevent performing loans from becoming delinquent.

Loan Modifications and Troubled Debt Restructurings (“TDR”)

With Puerto Rico unemployment of 15% many borrowers have temporarily lost the means to pay their loan contractual principal and interest obligations. As a result of the economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage and other consumer loans. The lower level of income and economic activity has also led to fewer new construction residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial real estate, construction and land loans. Doral management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral if it is concluded that the borrower’s payment difficulties are temporary and Doral will in time collect the loan principal and agreed upon interest.

Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer and commercial borrower. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: (i) movement of unpaid principal and interest due to the end of the loan, (ii) extension of the loan term for up to ten years, (iii) deferral of principal payments for a period of time (temporary interest only), and (iv) reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and deferred interest is not recognized as income until collected. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current or contemplated program).

In accordance with accounting guidance, loans determined to be TDRs are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, on a monthly basis, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration to the probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.

Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial and industrial, construction and land loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates, extensions of maturity, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios loans through its Collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of larger credit relationships. The group utilizes existing collections infrastructure of front-end dialers, doorknockers, work-out agents and third-party consultants. In the case of residential construction projects, the function uses a third-party consultant to manage the projects in terms of construction, marketing and sales.

Residential, other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for returning a loan to performing status are met. Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status, and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and other real estate owned (“OREO”) costs by decreasing the number of foreclosed properties. Loan modifications can result in lower interest income to Doral if executed on performing loans by deferring previously recognized interest and by temporarily lowering the interest rate on a loan. Doral continues to consider the modified loan as a non-performing asset for purposes of estimating its allowance for loan and lease losses until the borrower has made at least six consecutive contractual payments (or the equivalent in a lump sum). At such time the loan will be treated as any other performing loan for purposes of estimating the allowance for loan and lease losses.

Loan modifications that are considered troubled debt restructurings completed as of December 31, 2010 and 2009 were as follows:

Table X — TDRs

	December 31,
	2010		2009
		90 Days and Over		90 Days and Over
	TDRs	Delinquency	TDRs	Delinquency
	(In thousands)

Consumer modifications
Residential mortgage	$685,429	$72,585	$429,302	$89,771
Other consumer	1,257	75	1,301	—

Total consumer	686,686	72,660	430,603	89,771
Commercial
Commercial real estate	$71,501	$31,314	$51,194	$15,078
Commercial and industrial	5,568	71	2,482	—
Construction and land	78,847	36,438	109,895	98,316

Total commercial	155,916	67,823	163,571	113,394

Total TDRs	$842,602	$140,483	$594,174	$203,165

Non-performing Loans

Non-performing assets consist of loans in non-accrual status, other real estate owned and other non-performing assets. Doral discontinues interest income recognition and considers financial assets non-performing when they are 90 days or more past due, except for revolving lines of credit and credit cards which are considered non-performing when they are 180 days or more past due, FHA and VA loans which are considered non-performing when they are 270 days past due, and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (current loan and interest balance as a percentage of collateral value is less than 60%). In addition, any financial asset for which management estimates it will not collect contractual principal or interest is considered non-performing when such judgment is made. When income recognition is discontinued for a loan, all accrued but unpaid interest to date is reversed against current period income. Such interest, if collected in the future, is credited to income in the period of the recovery, and the loan returns to accrual status when it becomes current and/or collectability is reasonably assured. The Company also places in non-accrual status all residential construction loans classified as substandard whose sole source of payment is interest reserves funded by Doral Financial. For the year ended December 31, 2010, Doral Financial would have recognized $36.6 million, compared to $49.4 million and $43.7 million for the corresponding 2009 and 2008 periods, in additional interest income had all delinquent loans (except FHA/VA guaranteed loans) been accounted for on an accrual basis. This amount includes interest reversal on loans placed on non-accrual status during the period.

For consumer loans (primarily residential mortgage), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. Doral’s loan underwriters must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product and placed on a probation period. When the loan is returned to accrual status, Doral monthly reviews the loan to ensure that payments are made during the probationary period. If a payment is not made during this probationary period the loan is immediately returned to non-accrual status. Also, if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. Consumer loans not delinquent 90 days or more that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans except the receipt of the three months of payment in advance of the restructures is waived.

For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial, construction and land loans), the loans are underwritten by the Collections function, the intent and ability of the borrower to service the debt under the revised terms is scrutinized, and if approved for the TDR, the borrower is placed on a six month probationary period during which the customer is required to make six consecutive payments (or equivalent in a lump sum) before the loan is returned to accrual status. Upon receiving six consecutive months of payments, the commercial loan is returned to accrual status. If the loan was in accrual status at the time of the TDR, the loan is kept in accrual status if the ultimate collection of principal and interest is not in question, and placed in a probationary period. If a payment is missed during the probationary period, the loan reverts to its original terms and collections/foreclosure procedures begin from the point at which they stood prior to the restructure.

The following table sets forth information with respect to Doral Financial’s non-accrual loans, OREO and other NPAs as of the dates indicated:

Table Y — Non-performing assets

	As of December 31,
	2010			2009			2008	2007	2006
	PR	US	Total	PR	US	Total	Total	Total	Total
	(In thousands)

Non-performing consumer, excluding FHA/VA(1)
Residential mortgage	$278,675	$2,166	$280,841	$397,596	$102	$397,698	$346,250	$259,410	$171,801
Lease financing receivables	415	—	415	1,091	—	1,091	1,053	1,032	1,075
Other consumer(2)	404	—	404	519	—	519	685	2,260	707

Total non-performing consumer, excluding FHA/VA	279,494	2,166	281,660	399,206	102	399,308	347,988	262,702	173,583
Non-performing commercial
Commercial real estate	193,556	—	193,556	130,811	—	130,811	117,971	86,590	50,546
Construction and land	147,127	1,610	148,737	285,344	21,610	306,954	244,693	279,782	144,638
Commercial and industrial	2,522	—	2,522	933	—	933	1,751	2,053	4,497

Total non-performing commercial	343,205	1,610	344,815	417,088	21,610	438,698	364,415	368,425	199,681

Total non-performing loans, excluding FHA/VA	$622,699	$3,776	$626,475	$816,294	$21,712	$838,006	$712,403	$631,127	$373,264

OREO and repossessed units
Residential mortgage	$63,794	$—	$63,794	$76,461	$—	$76,461	$53,050	$31,515	$31,292
Commercial real estate	17,599	—	17,599	14,283	—	14,283	7,162	6,639	1,905
Construction and land	18,230	650	18,880	2,725	750	3,475	1,128	—	—
Other	75	—	75	101	—	101	191	419	577

Total OREO and repossessed units	$99,698	$650	$100,348	$93,570	$750	$94,320	$61,531	$38,573	$33,774

Non-performing FHA/VA guaranteed residential(1)(3)(4)	$121,305	$—	$121,305	$10,273	$—	$10,273	$5,271	$2,142	$997
Other non-performing assets	3,692	—	3,692	—	—	—	—	—	—

Total non-performing assets(5)	$847,394	$4,426	$851,820	$920,137	$22,462	$942,599	$779,205	$671,842	$408,035

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)			14.85%			16.65%	14.42%	12.78%	8.01%
Total NPAs as a percentage of consolidated total assets			9.85%			9.21%	7.69%	7.22%	3.44%
Total non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			11.29%			15.19%	13.19%	11.93%	7.31%
Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period(5)			19.82%			16.91%	18.69%	19.91%	21.85%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.

(2)	Includes delinquency related personal, revolving lines of credit and other consumer loans.

(3)	Does not include approximately $112.8 million, $86.8 million, $120.4 million, $87.6 million and $67.1 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(4)	In November 2009, the Company evaluated its non-performing assets policy and placed in accrual status all FHA loans until 270 days delinquent because the principal balance of these loans is insured or guaranteed under applicable FHA program and interest is, in most cases, fully recovered in foreclosures proceedings. As a result of the change in policy, total non-performing FHA guaranteed residential mortgage loans exclude $31.5 million and $105.5 million of FHA loans as of December 31, 2010 and 2009, respectively, that were 90 days or more past due.

(5)	Excludes FHA and VA claims amounting to $12.5 million, $15.6 million, $17.0 million, $18.3 million and $11.5 million as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

The following tables provide the non-performing loans activity by portfolio for the periods indicated.

Table Z — Non-performing loans activity by portfolio

	Year Ended December 31, 2010
	Non-FHA/VA	Other	Total	Commercial Real	Construction and	Commercial and	Total
	Residential	Consumer	Consumer	Estate	Land	Industrial	Commercial	Total
	(In thousands)

Balance at beginning of period	$397,698	$1,610	$399,308	$130,811	$306,954	$933	$438,698	$838,006
Additions	121,580	4,403	125,983	110,758	136,920	5,685	253,363	379,346
Repurchases	9,549	—	9,549	—	—	—	—	9,549
Remediated/Cure	(172,409)	(1,520)	(173,929)	(18,976)	(154,019)	(880)	(173,875)	(347,804)
Foreclosed	(44,567)	—	(44,567)	(11,889)	(26,309)	(25)	(38,223)	(82,790)
Write-downs	(31,010)	(3,674)	(34,684)	(17,148)	(55,432)	(3,191)	(75,771)	(110,455)
Sales	—	—	—	—	(59,377)	—	(59,377)	(59,377)

Balance at end of period	$280,841	$819	$281,660	$193,556	$148,737	$2,522	$344,815	$626,475

	Year Ended December 31, 2009
	Non-FHA/VA	Other	Total	Commercial Real	Construction and	Commercial and	Total
	Residential	Consumer	Consumer	Estate	Land	Industrial	Commercial	Total
	(In thousands)

Balance at beginning of period	$346,250	$1,738	$347,988	$117,971	$244,693	$1,751	$364,415	$712,403
Additions	178,658	3,737	182,395	67,973	121,177	6,356	195,506	377,901
Repurchases	17,663	—	17,663	—	—	—	—	17,663
Remediated/Cure	(97,025)	(562)	(97,587)	(40,807)	(35,944)	(1,174)	(77,925)	(175,512)
Foreclosed	(43,591)	—	(43,591)	(9,193)	(1,926)	—	(11,119)	(54,710)
Write-downs	(4,257)	(3,303)	(7,560)	(5,133)	(21,046)	(6,000)	(32,179)	(39,739)

Balance at end of period	$397,698	$1,610	$399,308	$130,811	$306,954	$933	$438,698	$838,006

	Year Ended December 31, 2008
	Non-FHA/VA	Other	Total	Commercial Real	Construction and	Commercial and	Total
	Residential	Consumer	Consumer	Estate	Land	Industrial	Commercial	Total
	(In thousands)

Balance at beginning of period	$259,410	$3,292	$262,702	$86,590	$279,782	$2,053	$368,425	$631,127
Additions	142,489	1,948	144,437	52,599	117,604	6,000	176,203	320,640
Repurchases	36,266	—	36,266	—	—	—	—	36,266
Remediated/Cure	(68,379)	(3,173)	(71,552)	(21,218)	(142,054)	(1,653)	(164,925)	(236,477)
Foreclosed	(18,887)	—	(18,887)	—	(1,128)	—	(1,128)	(20,015)
Write-downs	(4,649)	(329)	(4,978)	—	(9,511)	(4,649)	(14,160)	(19,138)

Balance at end of period	$346,250	$1,738	$347,988	$117,971	$244,693	$1,751	$364,415	$712,403

Non-performing assets decreased by $90.8 million, or 9.6%, during the year ended December 31, 2010, primarily as a result of a decrease of $117.6 million in total non-performing consumer loans excluding FHA/VA and a decrease of $158.2 million in total construction and land loans, partially offset by increases of $111.0 million in non-performing FHA/VA guaranteed residential loans, $62.7 million in commercial real estate loans, $6.0 million in OREO and repossessed units and $3.7 million in other non-performing assets. Non-performing loans, excluding FHA/VA guaranteed residential loans decreased $211.5 million, or 25.2%, to $626.5 million as of December 31, 2010, compared to $838.0 million as of December 31, 2009. This decrease resulted from a decline in total non-performing consumer loans of $117.6 million and in total non-performing commercial loans of $93.9 million. Of the total non-performing consumer loans, non-performing residential mortgage loans, excluding FHA/VA guaranteed loans, decreased $116.9 million since December 31, 2009 due primarily to loss mitigation and front-end collections efforts as well as charge-offs. The decrease in non-performing commercial loans was due primarily to the sale of a construction portfolio to a third party during the third quarter of 2010 that included approximately $108.5 million of non-performing loans as of December 31, 2009. There were also certain loan restructurings during 2010 which returned loans to performing status and a reduction in non-performing U.S. construction loans of $20.0 million as one large loan was worked out. The decrease in non-performing construction and land loans was partially offset by an increase in non-performing commercial real estate loans of $62.7 million, or 48.0%, due to the classification of a participation interest in a current paying loan of $37.7 million (net of a charge-off of $8.8 million in 2010) and deterioration in the performance of the small commercial loan portfolio.

The net decrease in non-performing loans was offset by an increase of $111.0 million in non-performing FHA/VA guaranteed residential loans as a result of Doral’s decision to repurchase FHA insured loans from GNMA securitizations in June 2010 and December 2009 as the non-performance of Doral originated loans exceeded certain GNMA standards. Approximately $54.8 million of the June 2010 repurchase were non-performing, in addition to December repurchases which rolled into non-performing loans during 2010 of approximately $58.6 million. These loans, while non-performing, retain their FHA insurance and present little credit loss potential to Doral.

The increase in OREO and repossessed units of $6.0 million resulted from increases of $15.4 million in construction and land OREOs, as the Company foreclosed on a significant residential development during the third quarter of 2010 and $3.3 million in commercial OREOs due to foreclosure on three large loans during 2010, partially offset by a $12.7 million decrease in residential OREOs. The decrease in residential OREOs is due to a $17.0 million provision for OREO losses in the second quarter of 2010 as Doral undertook efforts to ensure it was properly positioned to sell the residential OREOs and looked to accelerate its OREO dispositions and sales of properties during the year. During 2010, Doral sold 399 properties out of the OREO, 278 of these were sold in the second half of the year due to the change in policy for disposition and sales of properties. As a result of differences in the mortgage foreclosure process between Puerto Rico and the states of the United States, the Company does not expect to have any of the documentation and notarization problems in the mortgage foreclosure process that have been reported by other financial institutions in the United States.

As of December 31, 2010, the Company reported a total of $280.8 million of non-performing residential mortgage loans excluding FHA/VA guaranteed loans, which represents 7.6% of total residential loans (excluding FHA/VA guaranteed loans) and 44.8% of total non-performing loans.

Doral Financial does not hold a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. The payments for these loans will reset at the former payment amount unless the loan is restructured again or the restructured terms are extended. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans at origination. There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio. The following table shows the composition of the mortgage non-performing loans according to their actual LTV and whether they are covered by mortgage insurance. LTV ratios are calculated based on current unpaid balances and original property values.

Table AA — Composition of mortgage non-performing assets

December 31, 2010

Collateral Type	Loan To Value	Distribution

FHA/VA loans	n/a	30.2%
Loans with private mortgage insurance	n/a	4.9%
Loans with no mortgage insurance	< 60%	13.9%
	61-80%	29.8%
	81-90%	10.3%
	Over 91%	10.9%

Total loans		100.0%

Actual LTV ratios, calculated based on current unpaid balances and original (or updated, if available) property values, are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans.

A significant portion of Doral’s restructured residential mortgage loans were current or paid-off as of December 31, 2010, as illustrated by the table of restructured loans that are non-performing at December 31, 2010 by year of restructure:

		90 Days and Over	Percentage of Amount
Year	Amount	Delinquency at	Restructured
Restructured	Restructured	December 31, 2010	in Year Past Due

2007	$4,012	$337	8.4%
2008	50,339	14,849	29.5%
2009	160,869	30,394	18.9%
2010	470,209	27,005	5.7%

	$685,429	$72,585	10.6%

Doral’s construction and land loan portfolio reflected a decrease in non-performing loans due primarily to the sale of a portion of the portfolio to a third party in the third quarter of 2010, and certain restructures during the year. Construction and land had non-performing loans of $148.7 million as of December 31, 2010, or 23.7% (98.9% of which are in Puerto Rico), of total non-performing loans. As of December 31, 2010 and 2009, 32.4% and 55.6%, respectively, of the loans within the construction and land portfolio were considered non-performing loans. The sale of the construction loan portfolio during 2010 reduced the Company’s non-performing loans in this sector, however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.

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

For the years ended December 31, 2010 and 2009, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico, other than a new commitment of $28.0 million entered into during the third quarter of 2010, related to the sale of an asset portfolio to a third party in July 2010 and subsequent funding to complete the acquired projects. The portfolio sold consisted of performing and non-performing late-stage residential construction and development loans and real estate.

Commitments to fund new construction loans in the U.S. amounted to $133.9 million for the year ended December 31, 2010, compared to $90.5 million for the corresponding 2009 period.

The following table presents additional further information on the Company’s construction portfolio.

Table BB — Construction and land loan portfolio analysis

	December 31, 2010			December 31, 2009
	PR	US	Total	PR	US	Total
	(In thousands)

Residential construction loans	$181,240	$300	$181,540	$274,938	$404	$275,342
Land, multifamily, condominium and commercial construction loans	168,659	108,535	277,194	173,051	103,518	276,569
Undisbursed funds under existing commitments(1)	44,336	9,539	53,875	18,713	13,202	31,915
Non-performing loans	147,127	1,610	148,737	285,344	21,610	306,954
Net charge offs	54,944	991	55,935	19,658	—	19,658
Allowance for loan and lease losses	22,761	2,265	25,026	52,819	1,640	54,459
Non-performing loans to total construction and land loans	42.05%	1.48%	32.42%	63.69%	20.79%	55.62%
Net charge-offs on an annualized basis to total construction and land loans	15.70%	0.91%	12.19%	4.39%	—%	3.56%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.

The following table sets forth information with respect to Doral Financial’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.

Table CC — Loans past due 90 days and still accruing

	As of December 31,
	2010			2009			2008	2007	2006
	PR	US	Total	PR	US	Total	Total	Total	Total
	(In thousands)

Consumer loans
Credit cards(1)	$973	$—	$973	$1,231	$—	$1,231	$1,299	$858	$734
Other consumer(2)	1,022	—	1,022	906	—	906	1,304	1,185	1,372

Total consumer loans past due 90 days and still accruing	1,995	—	1,995	2,137	—	2,137	2,603	2,043	2,106
Commercial loans
Commercial and industrial	560	—	560	1,245	—	1,245	1,428	987	1,074

Total loans past due 90 days and still accruing	$2,555	$—	$2,555	$3,382	$—	$3,382	$4,031	$3,030	$3,180

(1)	Credit cards until 180 days delinquent.

(2)	Revolving lines of credit until 180 days delinquent.

The following table sets forth information on loans 30 to 89 days past due as of the periods indicated. This table excludes GNMA defaulted loans 30 to 89 days past due (for which the Company has the option, but not an obligation, to buy back from the pools serviced) and FHA/VA guaranteed loans.

Table DD — Loans past due 30-89 days

	As of December 31,
	2010			2009			2008	2007	2006
	PR	US	Total	PR	US	Total	Total	Total	Total
	(In thousands)

Consumer loans
Residential mortgage(1)	$71,750	$—	$71,750	$87,900	$—	$87,900	$99,832	$80,765	$60,422
Lease financing receivables	245	—	245	972	—	972	851	1,083	413
Other consumer	1,343	—	1,343	1,887	—	1,887	1,990	1,900	1,895

Total past-due consumer	73,338	—	73,338	90,759	—	90,759	102,673	83,748	62,730
Commercial loans
Commercial real estate	35,353	—	35,353	31,132	—	31,132	21,894	12,208	26,988
Construction and land	2,286	—	2,286	12,381	—	12,381	34,444	18,542	19,171
Commercial and industrial	3,900	—	3,900	625	—	625	94	222	2,973

Total past-due commercial	41,539	—	41,539	44,138	—	44,138	56,432	30,972	49,132

Total loans past due 30 — 89 days(2)	$114,877	$—	$114,877	$134,897	$—	$134,897	$159,105	$114,720	$111,862

(1)	Excludes $7.4 million, $7.4 million, $1.5 million, $0.3 million and $0.2 million of FHA/VA guaranteed loans, as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(2)	Regulatory guidance regarding days past due followed by many banks provides that the number of days past due may be based upon the number of payments missed. According to this regulatory guidance, monthly pay loans are reported as 30 days past due when the borrower has missed two payments. Doral follows this guidance in its reporting except that it more conservatively reports loans 90 days past due based upon the contractual number of days past due.

Other Real Estate Owned (“OREO”)

Doral Financial believes that the value of the OREO reflected in its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ sales price, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. A charge to the allowance for loan and lease losses is recognized for any initial write down to fair value less cost to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.

OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. OREO sales improved in 2010 compared to 2009 due to the Company’s strategic decision to reduce pricing on the OREO portfolio in order to accelerate sales. The accelerated disposition of OREO is expected to reduce the carrying costs of OREO.

For the year ended December 31, 2010, the Company sold 399 OREO properties, representing $54.2 million in unpaid balance. Total proceeds amounted to $33.6 million, representing the recovery of 52% and 60% of unpaid principal balance and appraised value, respectively. For the year ended December 31, 2009, the Company sold 404 OREO properties, representing $35.3 million in unpaid principal balance. Total proceeds amounted to $33.3 million, representing the recovery of 94% and 103% of unpaid principal balance and appraised value, respectively. Management made the strategic decision to accelerate sales in 2010 to move a significant portion of the foreclosed home inventory out. Gains and losses on sales of OREO are recognized in other expenses in the Company’s Consolidated Statements of Operations.

The following tables provide the real estate owned activity for the periods indicated.

Table EE — Other real estate owned activity by portfolio

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$94,219	$61,340	$38,154
Additions	93,077	85,274	49,514
Sales	(58,808)	(35,271)	(23,460)
Retirements	(2,724)	(3,370)	(1,662)
Lower of cost or market adjustments	(25,491)	(13,754)	(1,206)

Balance at end of period	$100,273	$94,219	$61,340

Allowance for Loan and Lease Losses (“ALLL”)

Doral estimates and records its ALLL on a monthly basis. For all performing loans and non-performing small balance homogeneous loans the ALLL is estimated based upon estimated probability of default and loss given default by shared product characteristics using Doral Financial’s historical experience. For larger construction, commercial real estate, commercial and industrial loans and TDRs that are 90 or more days past due or are otherwise considered to be impaired, management estimates the related ALLL based upon an analysis of each individual loans’ characteristics. The ALLL estimate methodologies are described more fully in the following paragraphs.

Residential mortgage.  The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. Roll rates as of year-end show that the proportion of loans rolling into subsequent buckets has remained constant. In determining the allowance for loan and lease losses for residential mortgage loans, given the current economic trends in Puerto

Rico, for purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should use the roll-rates of relatively recent months, which show a more aggressive deteriorating trend than those in older periods. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends. Severity of loss is calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 40% depending on the different loan types and loan-to-value ratios, and up to 75% for second mortgages.

Construction and land, commercial real estate and commercial and industrial.  The ALLL for performing construction and land, commercial real estate and commercial and industrial is estimated considering either the probability of the loan defaulting in the next twelve months and the estimated loss incurred in the event of default or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The probability of a loan defaulting is based upon Doral Financial’s experience with its current portfolio. The loan grade is assigned based upon management’s review of the specific facts and circumstances associated with a particular credit. The loss incurred upon default is based upon Doral’s actual experience in resolving defaulted loans.

Construction and land, commercial real estate and commercial and industrial loans with principal balances greater than $1.0 million that are not performing, or when management estimates it may not collect all contractual principal and interest, are considered impaired and are measured for impairment individually.

Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. Due to the current economic environment and management’s perceived increase in risk in the commercial loan portfolio, during the third quarter of 2010, management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due to better estimate the amount the Company expects to receive. During the fourth quarter of 2010, management individually reviewed all commercial real estate loans over $500,000 that were over 90 days past due, 25% of all commercial loans between $50,000 and $500,000 and over 90 days past due, as well as all new loans classified as substandard during the quarter. In future periods, and while management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company will continue to evaluate on a quarterly basis 25% of all commercial loans over 90 days past due and between $50,000 and $500,000 so that in any one year period it would have individually evaluated for impairment 100% of all substandard commercial loans between $50,000 and $500,000, as well as all substandard commercial real estate loans over $500,000 and all substandard commercial and construction loans over $1.0 million.

The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral net of disposition costs, if the loan is collateral dependent. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral, net of disposition costs. Since current appraisals were not available on all properties at quarter end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considered a number of factors including the general change in price levels as indicated appraisals received compared to earlier appraisals of the same property, the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market.

Consumer.  The ALLL for consumer loans is estimated based upon the historical charge-off rate using Doral Financial’s historical experience. The ALLL is supplemented by Doral’s policy to charge-off all amounts in excess of the collateral value when the loan principal or interest is 120 days or more days past due.

TDRs.  In accordance with accounting guidance, loans determined to be TDRs are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, on a monthly basis, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration to the probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.

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

Loans considered by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance may be necessary. If economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses further changes in the allowance may be required.

The following tables summarize Doral Financial’s provisions, charge-offs and recoveries for the ALLL for the indicated periods and provide allocations by loan categories.

Table EE — Allowance for loan and leases losses

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$140,774	$132,020	$124,733	$67,233	$35,044
Provision for loans and lease losses:
Non-FHA/VA residential mortgage	35,530	23,241	13,968	17,127	4,298
Lease financing	251	777	606	464	1,022
Other consumer	6,651	8,473	8,101	10,510	5,810

Total consumer	42,432	32,491	22,675	28,101	11,130
Commercial real estate	24,901	(560)	12,235	11,065	8,703
Construction and land	26,503	15,765	11,563	36,406	18,157
Commercial and industrial	5,139	5,967	2,383	2,642	1,839

Total commercial	56,543	21,172	26,181	50,113	28,699
Total provision for loan and lease losses	98,975	53,663	48,856	78,214	39,829
Charge-offs:
Non-FHA/VA residential mortgage	(31,010)	(4,455)	(2,006)	(1,444)	—
Lease financing	(1,829)	(781)	(1,012)	(1,160)	—
Other Consumer	(8,505)	(10,315)	(7,891)	(7,931)	(4,612)

Total consumer	(41,344)	(15,551)	(10,909)	(10,535)	(4,612)
Commercial real estate	(17,122)	(5,133)	(8,690)	(2,379)	(965)
Construction and land	(56,057)	(20,847)	(21,749)	(6,060)	(1,220)
Commercial and industrial	(3,393)	(6,000)	(1,232)	(2,542)	(1,665)

Total commercial	(76,572)	(31,980)	(31,671)	(10,981)	(3,850)
Total charge-offs	(117,916)	(47,531)	(42,580)	(21,516)	(8,462)
Recoveries:
Non-FHA/VA residential mortgage	153	2	—	—	—
Lease financing	713	75	215	239	—
Other consumer	655	833	593	454	260

Total consumer	1,521	910	808	693	260
Commercial real estate	50	500	132	7	14
Construction and land loans	122	1,188	—	—	224
Commercial and industrial	126	24	71	102	324

Total commercial	298	1,712	203	109	562
Total recoveries	1,819	2,622	1,011	802	822
Net charge-offs	(116,097)	(44,909)	(41,569)	(20,714)	(7,640)

Balance at end of period	$123,652	$140,774	$132,020	$124,733	$67,233

ALLL as a percentage of loans receivable outstanding, at the end of period	2.21%	2.55%	2.51%	2.47%	1.94%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	2.29%	2.63%	2.54%	2.49%	1.96%
ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	4.65%	3.42%	n/a	n/a	n/a
Provision for loan losses to net charge-offs	85.25%	119.49%	117.53%	377.59%	521.32%
Net charge-offs on an annualized basis to average loans receivable outstanding	2.08%	0.85%	0.80%	0.50%	0.23%
ALLL to net charge-offs on an annualized basis	106.51%	313.47%	317.59%	602.17%	880.01%

The following table sets forth information concerning the allocation of Doral Financial’s allowance for loans and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table FF — Allocation of allowance for loan and lease losses

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Consumer:
Residential mortgage	$56,487	64%	$51,814	67%	$33,026	68%	$21,064	65%	$5,381	51%
FHA/VA guaranteed residential mortgage	—	3%	—	3%	—	1%	—	1%	—	—%
Lease financing receivable	518	—%	1,383	—%	1,312	—%	1,503	1%	1,960	1%
Other consumer	5,756	1%	6,955	1%	7,964	2%	7,161	2%	4,128	3%

Total consumer	62,761	68%	60,152	71%	42,302	71%	29,728	69%	11,469	55%
Commercial:
Construction and land	25,026	8%	54,458	10%	58,352	12%	68,538	14%	38,192	25%
Commercial real estate	29,712	12%	21,883	13%	27,076	14%	23,399	15%	14,706	15%
Commercial and industrial	6,153	12%	4,281	6%	4,290	3%	3,068	2%	2,866	5%

Total commercial	60,891	32%	80,622	29%	89,718	29%	95,005	31%	55,764	45%

Total	$123,652	100%	$140,774	100%	$132,020	100%	$124,733	100%	$67,233	100%

As of December 31, 2010, the Company’s allowance for loan and lease losses was $123.7 million, a decrease of $17.1 million from $140.8 million as of December 31, 2009. This decrease was driven by a decrease of $29.4 million in the allowance for loan and lease losses of the construction and land portfolio primarily as a result of the sale of a portion of performing and non-performing construction loans to a third party during the third quarter of 2010. The allowance for the residential mortgage and commercial real estate portfolios increased $4.7 million and $7.8 million, respectively.

The provision for loan and lease losses for the year ended December 31, 2010, reflected an increase of $45.3 million compared to the corresponding 2009 period, primarily in non- FHA/VA residential mortgage, commercial real estate and construction and land portfolios. The provision for loan and lease losses for the residential mortgage portfolio increased by $12.3 million, or 52.9%, for the year ended December 31, 2010, when compared to the corresponding 2009 period. The increase in the provision for loan losses on residential mortgage loans was driven by: (i) an increase of $6.8 million due to TDRs individually evaluated for impairment; (ii) an increase of $3.0 million related to the impact of net charge offs on the allowance; (iii) $6.3 million due to transfers of foreclosed loans to OREO; and this was partially offset by $3.8 million due to delinquency improvement. The provision for loan and lease losses for the commercial real estate portfolio increased by $25.5 million for the year ended December 31, 2010, when compared to the corresponding 2009 period due to (i) a $4.5 million provision related to a reduction in the threshold for individually evaluating impaired loans from $1.0 million to $50,000, (ii) an $8.4 million provision due to the adverse classification of a participation interest in a current paying loan of $37.7 million for which a charge-off over allowance was recorded during the year, (iii) an $8.2 million additional provision on loans individually measured for impairment, (iv) a $1.0 million provision due to TDRs during the year which are individually evaluated for impairment, and (v) a $2.5 million provision as loans rolled to delinquency. The provision for loan and lease losses on the construction and land loan portfolio increased $10.7 million during 2010 primarily due to the sale of a construction portfolio to a third party during the third quarter of 2010 that resulted in additional provisions of $12.7 million, this offset by the release of $2 million in reserve as one project loan was worked-out. In general, the increase in the provision for loan and lease losses during 2010 was largely driven by the impact of loss mitigation efforts including the sale of a portion of the construction loan portfolio, delinquencies trends, properties in foreclosure, decreases in real estate values, an increase in severities (in the determination of the provision) due to strategic decision to accelerate OREO dispositions and the continued deterioration in the Puerto Rico economy.

The provision for loan and lease losses for the year ended December 31, 2010, was offset by net charge-offs of $116.1 million, which included $35.8 million related to the sale of certain construction loans, $8.8 million related to a classified participation interest, $31.0 million related to partial charge-offs on residential mortgage loans during the period, $8.9 million related to other consumer loans as those rolled to the 120 and over delinquency bucket, as well as charge-offs of previously reserved balances as a confirmed loss determinations are reached. Net charge offs on residential mortgage loans increased due to the implementation in 2010 of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loan and lease losses.

The allowance for loan and lease losses coverage ratios as of December 31, 2010 and 2009 (including and excluding the effect of partial charge-offs and credit related discounts) were as follows:

Table GG — Allowance for loans and lease losses coverage ratios

	December 31, 2010				December 31, 2009
	ALLL Plus Partial Charge-Offs and Discount as a % of: (1)		ALLL as a % of:(2)		ALLL Plus Partial Charge-Offs and Discount as a % of:(1)		ALLL as a % of:(2)
	Loans(3)	NPLs	Loans(3)	NPLs	Loans(3)	NPLs	Loans(3)	NPLs

Consumer
Residential mortgage	3.51%	45.83%	1.59%	20.29%	1.87%	17.49%	1.42%	13.19%
Consumer	11.18%	769.45%	11.14%	766.06%	10.12%	524.09%	10.01%	517.89%

Total consumer	3.63%	47.95%	1.74%	22.48%	2.05%	19.56%	1.61%	15.25%
Commercial
Commercial real estate	7.33%	26.95%	4.31%	15.37%	3.88%	22.24%	2.96%	16.81%
Commercial and industrial	1.21%	304.27%	0.97%	243.97%	1.46%	489.18%	1.38%	458.84%
Construction and land	12.79%	42.76%	5.46%	16.83%	12.91%	24.02%	9.87%	17.74%

Total commercial	6.69%	35.80%	3.42%	17.67%	6.59%	24.48%	5.03%	18.41%

Total	4.65%	41.24%	2.29%	19.82%	3.42%	22.15%	2.63%	16.91%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs and discounts.

(2)	Loans and NPL amounts are not increased by the amount of partial charge-offs and discounts.

(3)	Excludes FHA/VA guaranteed loans and loans on saving deposits.

After consideration of partial charge-offs and credit related discounts, and in part due to the decrease in non-performing loans, the coverage ratios are up 123 basis points (36.0%) and 19.09 basis points (86.2%) for the allowance plus partial charge-offs and credit related discounts and as a percentage of all loans, and percentage of non-performing loans, respectively. Doral discontinued new construction lending in Puerto Rico in 2007, new commercial real estate and commercial and industrial lending in Puerto Rico in 2008, and significantly tightened its residential underwriting standards in 2009. Doral’s seasoned vintages, where problems have been identified and addressed in previous periods, require smaller additional provisions at this time. Considering the effect of the partial charge-offs and credit related discounts, the Company’s coverage ratio was 4.65% as of December 31, 2010 and 3.42% as of December 31, 2009. In addition to the partial charge-offs reflected in the ratios above, the Company took a charge-off of $35.8 million during the second quarter of 2010, on loans sold to a third party during the third quarter of 2010 in exchange for cash and a note receivable of $96.9 million. Doral reports the $96.9 million note received as a construction loan. Giving consideration to these additional charge-offs, the adjusted coverage ratio (allowance for and lease losses adjusted for partial charge-offs, credit related discounts and construction loan charge-offs on the portfolio sold, to loans receivable) would be 5.09%, an increase of 167 basis points compared to the same ratio as of December 31, 2009. The adjusted coverage ratio for the construction loan portfolio after giving consideration to the charge-off of construction loans sold in 2010 would be 18.65%, an increase of 574 basis compared to the same ratio as of December 31, 2009.

The allowance for loan and lease losses was 2.29% of period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits) at December 31, 2010, a decrease of 34 basis points compared with 2.63% at December 31, 2009. The allowance for loan and lease losses to non-performing loans (excluding non-performing loans held for sale) was 19.82%, an increase of 291 basis points compared to 16.91% as of December 31, 2009.

Mortgage lending is the Company’s principal line of business and has historically reflected significant recoveries and low levels of losses. Nevertheless, due to current economic conditions in Puerto Rico, and increases in loss severities in this portfolio, the Company increased its allowance during 2010. Non-performing residential mortgage loans excluding FHA/VA guaranteed loans decreased $116.9 million, or 29.4%, and the related allowance for loan and lease losses increased $4.7 million or 9.0% during the year ended December 31, 2010 compared with 2009. In 2010, charge-offs of residential mortgage loans were driven by the implementation of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans that are over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loans and lease losses.

The construction and land loans portfolio decreased $93.2 million for the year ended December 31, 2010, mainly due to net charge-offs of $55.9 million. Construction and land NPLs decreased $158.2 million as a result of the sale of construction loan portfolio that included approximately $108.5 million non-performing loans as of December 31, 2009. There were also certain restructures and a reduction in non-performing US construction loans of $21.6 million as one large loan was worked out.

The commercial real estate loan portfolio decreased $49.9 million during 2010 since the Company is not actively lending in this line of business and due to partial charge-offs. Non-performing commercial real estate loans increased $62.7 million in 2010 as a result of the deterioration in economic conditions in Puerto Rico and the classification of a participation in interest in a current paying loan of $37.7 million. The allowance for loan and lease losses for this portfolio increased $7.8 million during 2010.

The following table summarizes the Company’s loans individually reviewed for impairment and its related allowance:

Table HH — Impaired loans and related allowance

	December 31, 2010	December 31, 2009
	(In thousands)

Impaired loans with allowance	$774,946	$531,162
Impaired loans without allowance	419,016	343,372

Total impaired loans	$1,193,962	$874,534

Related allowance	$68,875	$56,510
Average impaired loan portfolio	$810,581	$494,015

As part of the regular loan workout cycle, the Company charges-off the portion of impaired loans that it considers a confirmed loss. Accordingly, certain loans considered impaired and loans individually measured for impairment are carried at book balance that has already been reduced by charge-offs, and therefore, carry a lower dollar allowance. Under some circumstances, the economics of a particular credit relationship suggest that the underlying loans are sufficiently collateralized and that no specific reserve is necessary. The Company does not allocate general reserves for those loans for which an impairment analysis has been conducted and for which the impairment measure was zero.

Counterparty Risk

The Company has exposure to many different counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. Loans, derivatives investments, repurchase agreements, other borrowings, and receivables, among others, expose the Company to counterparty risk. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. There can be no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

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

Internal Control Over Financial Reporting

For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2010, please refer to Part II, Item 9A. Controls and Procedures.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for over two years, continuing through the year ended December 31, 2010. The United States, Europe and Japan entered into recessions during 2008 that persisted through most of 2009, despite past and expected governmental intervention in the world’s major economies.

Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

The economy of Puerto Rico is closely linked to the United States economy, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2010, approximately 68.1% of Puerto Rico’s exports went to the U.S. mainland, which was also the source of approximately 51.2% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States.

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

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006. Although the Puerto Rico economy is closely linked to the United States economy, for fiscal years 2007, 2008 and 2009, Puerto Rico’s real gross national product decreased by 1.2%, 2.8% and 3.7%, respectively, while the United States economy grew at a rate of 1.8% and 2.8% during fiscal years 2007 and 2008, respectively, and contracted at a rate of 2.5% during fiscal year 2009. According to the Puerto Rico Planning Board’s latest projections, Puerto Rico’s real gross national product was projected to contract by 3.6% during fiscal year 2010. Puerto Rico’s real gross national product for fiscal year 2011, however, is projected to grow by 0.4%.

The number of persons employed in Puerto Rico during fiscal year 2010 averaged 1,102,700, a decrease of 5.6% compared to the previous fiscal year. During the first six months of fiscal year 2011, total employment averaged 1,084,500, a decline of 2.5% compared with the same period of the previous fiscal year, and the unemployment rate averaged 15.9%.

Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability of the price of oil imports, the exchange value of the United States dollar, the level of interest rates, the effectiveness of the recently approved changes to the Puerto Rico income tax code and other tax laws, and the continuing economic uncertainty generated by the Puerto Rico government’s fiscal condition. The economy of Puerto Rico is very sensitive to the price of oil in the global market. Puerto Rico does not have significant mass transit available to the public and most of its electricity is currently powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in the price of oil could impact adversely the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.

For additional information relating to the fiscal situation and challenges of the Government of Puerto Rico and various initiatives it has undertaken during the last two fiscal years, please refer to the sections titled “Fiscal Condition,” “Fiscal Stabilization Plan,” “Government Reorganization Plan,” “Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement System,” “Economic Reconstruction Plan,” and “Economic Development Plan” under “Business-The Commonwealth” in Item 1 of this Annual Report on Form 10-K.

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

MISCELLANEOUS

Refer to Note 2 of the accompanying financial statements for a discussion of changes in accounting standards adopted in the 2010 financial statements

CEO and CFO Certifications

Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

In addition, in 2010 Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

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

Disclosure Controls and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2010. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, at a reasonable level of assurance, are effective as of December 31, 2010.

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

As a result of its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

As previously announced, on December 2, 2010, the Company sent a letter to the Board of Directors of First BanCorp proposing the acquisition of First BanCorp by the Company subject to certain terms and conditions. On December 6, 2010, First BanCorp issued a press release announcing that it had received and rejected such proposal. The Company’s invitation to the First BanCorp Board of Directors to commence discussions with respect to its proposal remains open.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is hereby incorporated by reference to the sections titled “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2010 fiscal year.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the sections titled “2010 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” (including “Compensation Committee Report,” and the various compensation tables), “Equity Compensation Plan Information”, and “Potential Payments upon Termination or Change in Control” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2010 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the section titled “Security Ownership of Management, Directors and Principal Holders” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2010 fiscal year.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item 13 is hereby incorporated by reference to the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2010 fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2010 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 7, 2011, are included herein beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010, 2009 and 2008

•	Notes to consolidated financial statements

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

Exhibit
Number	Description

3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).
3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).
3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).
3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).
4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).
4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

Exhibit
Number	Description

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).
4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).
4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).
4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).
4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).
4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).
4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).
4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).
4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).
4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).
4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).
4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 10-K filed with the Commission on March 31, 2003).
4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).
10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).
10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).
10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008).
10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 31, 2003).

Exhibit
Number	Description

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).
10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).
10.7	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).
10.8	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).
10.9	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).
10.10	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).
10.11	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).
10.12	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).
10.13	Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).
10.14	Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).
10.15	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP, Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).
10.16	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).
10.17	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).
10.18	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).
10.19	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

Exhibit
Number	Description

10.20	Amendment No. 1 to Securityholders and Registration Rights Agreement between Doral Financial Corporation and Doral Holdings Delaware, LLC dated as of August 5, 2010. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 10, 2010).
10.21	Form of Restricted Stock Award Agreement for Directors of Doral Financial Corporation under the 2008 Stock Incentive Plan. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on January 24, 2011).
10.22	Employment Agreement, dated as of December 31, 2010, between Doral Financial and Maurice Spagnoletti.
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21	List of Doral Financial’s Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)

/s/  Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: March 7, 2011

/s/  Robert E. Wahlman
Robert E. Wahlman
Executive Vice President and
Chief Financial Officer

Date: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman Glen R. Wakeman	Chief Executive Officer and President	March 7, 2011

/s/ Robert E. Wahlman Robert E. Wahlman	Executive Vice President and Chief Financial Officer	March 7, 2011

/s/ Frank Baier Frank Baier	Director	March 7, 2011

/s/ Dennis G. Buchert Dennis G. Buchert	Director	March 7, 2011

/s/ James E. Gilleran James E. Gilleran	Director	March 7, 2011

/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	March 7, 2011

/s/ David E. King David E. King	Director	March 7, 2011

/s/ Gerard L. Smith Gerard L. Smith	Director	March 7, 2011

/s/ Laura G. Vázquez Laura G. Vázquez	Chief Accounting Officer	March 7, 2011

Doral Financial Corporation Index Page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Doral Financial Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Juan, Puerto Rico
March 7, 2011

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2013
Stamp 2493532 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
	(Dollars in thousands, except
	for per share data)

ASSETS
Cash and due from banks	$353,177	$725,002
Other interest-earning assets	30,034	—
Restricted cash and due from banks and other interest-earning assets	129,215	95,275
Securities held for trading, at fair value	45,029	47,726
Securities available for sale, at fair value (includes $743,843 and $1,402,906 pledged as collateral at December 31, 2010 and 2009, respectively, that may be repledged)	1,505,065	2,789,177
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	78,087	126,285

Total investment securities	1,628,181	2,963,188
Loans:
Loans held for sale, at lower of cost or market (includes $121,988 and $143,111 pledged as collateral at December 31, 2010 and 2009, respectively, that may be repledged)	319,269	320,930
Loans receivable (includes $180,447 and $192,700 pledged as collateral at December 31, 2010 and 2009, respectively, that may be repledged)	5,588,812	5,516,891
Less: Unearned interest	(241)	(1,083)
Less: Allowance for loan and lease losses	(123,652)	(140,774)

Total net loans receivable	5,464,919	5,375,034

Total loans, net	5,784,188	5,695,964

Accounts receivable	28,704	60,478
Mortgage-servicing advances	51,462	19,592
Accrued interest receivable	38,774	41,866
Servicing assets, net	114,342	118,493
Premises and equipment, net	104,053	101,437
Real estate held for sale, net	100,273	94,219
Deferred tax asset (“DTA”)	105,712	131,201
Other assets	178,239	185,237

Total assets	$8,646,354	$10,231,952

LIABILITIES
Deposits:
Non interest-bearing deposits	$258,230	$353,516
Other retail interest-bearing deposits	2,000,991	1,637,096
Brokered certificates of deposit	2,359,254	2,652,409

Total deposits	4,618,475	4,643,021
Securities sold under agreements to repurchase	1,176,800	2,145,262
Advances from FHLB	901,420	1,606,920
Other short-term borrowings	—	110,000
Loans payable	304,035	337,036
Notes payable	513,958	270,838
Accrued expenses and other liabilities	269,471	243,831

Total liabilities	7,784,159	9,356,908

Commitments and contingencies (Please refer to Notes 31 and 32)
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2010 (7,500,850 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2009):

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	197,388
Perpetual cumulative convertible preferred stock	203,382	218,040
Common stock, $0.01 par value; 300,000,000 shares authorized; 127,293,756 shares issued and outstanding at December 31, 2010 (97,500,000 shares authorized and 62,064,304 shares issued and outstanding at 2009)	1,273	621
Additional paid-in capital	1,219,280	1,010,661
Legal surplus	23,596	23,596
Accumulated deficit	(738,199)	(463,781)
Accumulated other comprehensive income (loss), net of income tax expense of $1,332 and a benefit of $18,328 at December 31, 2010 and 2009, respectively	4,163	(111,481)

Total stockholders’ equity	862,195	875,044

Total liabilities and stockholders’ equity	$8,646,354	$10,231,952

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except
	for per share data)

Interest income:
Loans	$318,576	$321,384	$342,631
Mortgage-backed securities (“MBS”)	68,219	114,032	111,940
Interest-only strips (“IOs”)	6,186	6,142	7,162
Investment securities	1,566	10,234	47,602
Other interest-earning assets	6,974	6,473	15,339

Total interest income	401,521	458,265	524,674

Interest expense:
Deposits	110,838	125,133	156,730
Securities sold under agreements to repurchase	52,654	70,712	80,527
Advances from FHLB	47,155	62,948	69,643
Other short-term borrowings	15	1,212	233
Loans payable	6,742	9,881	18,865
Notes payable	23,513	20,752	21,195

Total interest expense	240,917	290,638	347,193

Net interest income	160,604	167,627	177,481
Provision for loan and lease losses	98,975	53,663	48,856

Net interest income after provision for loan and lease losses	61,629	113,964	128,625

Non-interest (loss) income:
Total other-than-temporary impairment (“OTTI”) losses	(44,717)	(105,377)	(920)
Portion of loss recognized in other comprehensive income (before taxes)	30,756	77,800	—

Net credit related OTTI losses	(13,961)	(27,577)	(920)
Net gain (loss) on trading activities	25,437	(3,375)	29,981
Net gain on mortgage loan sales and fees	8,614	9,746	13,112
Servicing income (loss) (net of mark-to-market adjustments)	20,906	29,337	(7,700)
Net loss on early repayment of debt	(7,749)	—	—
Net (loss) gain on sales of investment securities	(93,713)	34,916	(3,979)
Retail banking fees	28,595	29,088	28,060
Insurance agency commissions	13,306	12,024	12,801
Other income	4,489	3,042	8,174

Total non-interest (loss) income	(14,076)	87,201	79,529

Non-interest expenses:
Compensation and benefits	75,080	68,724	70,562
Professional services	53,902	31,582	24,156
FDIC insurance expense	19,833	18,238	4,654
Communication expenses	17,019	16,661	17,672
Occupancy expenses	17,658	15,232	18,341
EDP expenses	14,197	13,727	11,146
Depreciation and amortization	12,689	12,811	16,013
Taxes, other than payroll and income taxes	11,177	10,051	9,880
Recourse provision (recovery)	3,939	3,809	(965)
Advertising	8,917	6,633	8,519
Office expenses	5,490	5,303	6,099
Corporate insurance	5,664	4,662	4,586
Other	25,929	21,811	27,307

	271,494	229,244	217,970
Other reserves and OREO:
Loss on Lehman Brothers, Inc. (“LBI”)	12,359	—	21,600
Other real estate owned (“OREO”) expenses	40,711	14,542	842

	53,070	14,542	22,442

Total non-interest expenses	324,564	243,786	240,412

Loss before income taxes	(277,011)	(42,621)	(32,258)
Income tax expense (benefit)	14,883	(21,477)	286,001

Net loss	$(291,894)	$(21,144)	$(318,259)

Net loss attributable to common shareholders(1)(2)	$(274,418)	$(45,613)	$(351,558)

Net loss per common share(1)(2)	$(2.96)	$(0.81)	$(6.53)

(1)	For the years ended December 31, 2010, 2009 and 2008, net loss per common share represents basic and diluted loss per common share, respectively, for each of the periods presented. Refer to Note 36 for additional information regarding net loss attributable to common shareholders.

(2)	For the years ended December 31, 2010 and 2009, net loss per common share included an income of $26.6 million and a loss of $8.6 million, respectively, related to the effect of the preferred stock exchange. Refer to Note 36 for additional information.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Preferred Stock:
Balance at beginning of year	$415,428	$573,250	$573,250
Preferred stock issued (mandatorily convertible)	171,000	—	—
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	(48,687)	(30,862)	—
Cumulative convertible	(14,659)	(126,960)	—
Mandatorily convertible	(171,000)	—	—

Balance at end of year	352,082	415,428	573,250

Common Stock:
Balance at beginning of year	621	538	538
Common stock issued/converted:
Noncumulative nonconvertible	40	14	—
Cumulative convertible	12	69	—
Mandatorily convertible	600	—	—

Balance at end of year	1,273	621	538

Additional Paid-In Capital:
Balance at beginning of year	1,010,661	849,172	849,081
Stock-based compensation recognized	1,510	94	91
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	17,010	5,697	—
Cumulative convertible	19,699	155,698	—
Mandatorily convertible	170,400	—	—

Balance at end of year	1,219,280	1,010,661	849,172

Legal Surplus	23,596	23,596	23,596

Accumulated Deficit:
Balance at beginning of year	(463,781)	(418,168)	(66,610)
Net loss	(291,894)	(21,144)	(318,259)
Dividend accrued on preferred stock	(9,109)	(7,516)	—
Cash dividends paid on preferred stock	—	(8,325)	(33,299)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	31,637	23,917	—
Cumulative convertible	(5,052)	(32,545)	—

Balance at end of year	(738,199)	(463,781)	(418,168)

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year	(111,481)	(123,217)	(33,148)
Other comprehensive income (loss), net of deferred tax	115,644	11,736	(90,069)

Balance at end of year	4,163	(111,481)	(123,217)

Total stockholders’ equity	$862,195	$875,044	$905,171

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPRENHENSIVE LOSS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net loss	$(291,894)	$(21,144)	$(318,259)

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities arising during the period	58,812	104,851	(78,504)
Non-credit portion of OTTI losses	(30,756)	(77,800)	—
Reclassification of net realized losses (gains) included in net loss	102,873	(20,377)	(11,704)

Other comprehensive income (loss) on investment securities, before tax	130,929	6,674	(90,208)
Income tax (expense) benefit related to investment securities	(19,660)	(1,001)	13,254

Other comprehensive income (loss) on investment securities, net of tax	111,269	5,673	(76,954)
Other comprehensive income (loss) on cash flow hedges(1)	4,375	6,063	(13,115)

Other comprehensive income (loss)	115,644	11,736	(90,069)

Comprehensive loss	$(176,250)	$(9,408)	$(408,328)

Accumulated other comprehensive income (loss), net of tax
Other comprehensive income (loss) on investment securities	$10,741	$(37,726)	$(109,530)
Other comprehensive losses on investment securities on which OTTI has been recognized	(3,329)	(66,131)	—

Total other comprehensive income (loss) on investment securities	7,412	(103,857)	(109,530)
Other comprehensive loss on cash flow hedge(1)	(3,249)	(7,624)	(13,687)

Total accumulated other comprehensive income (loss), net of tax	$4,163	$(111,481)	$(123,217)

(1)	As of December 31, 2010 and 2009, other comprehensive loss on cash flow hedges includes $1.3 million and $3.0 million related to a deferred tax asset valuation allowance.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(291,894)	$(21,144)	$(318,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,510	94	91
Depreciation and amortization	12,689	12,811	16,013
Mark-to-market adjustment of servicing assets	12,087	3,131	42,642
Deferred tax expense (benefit)	7,452	(10,029)	281,761
Provision for loan and lease losses	98,975	53,663	48,856
Provision for OREO losses	31,581	13,309	2,114
Net loss on LBI	12,359	—	21,600
Impairment of other assets	482	—	1,203
Net loss on sale of premises and equipment	—	16	—
Loss (gain) on sale of real estate held for sale	4,921	(502)	(1,650)
Net gain on assets to be disposed of by sale	—	—	(979)
Net premium amortization (discount accretion) on loans, investment securities and debt	17,043	7,920	(19,555)
Origination and purchases of loans held for sale	(403,748)	(459,844)	(445,066)
Principal repayments and sales of loans held for sale	94,650	416,197	220,247
Loss (gain) on sale of securities	81,826	(41,296)	(9,352)
Net OTTI losses	13,961	27,577	920
Net loss on early repayment of liabilities	7,749	—	—
Unrealized loss (gain) on trading securities	127	16,108	(14,944)
Purchases of securities held for trading	(36,586)	(200,042)	(717,980)
Principal repayment and sales of securities held for trading	453,104	816,803	1,075,622
Amortization and net gain on the fair value of IOs	1,473	6,456	(251)
Unrealized loss on derivative instruments	2,032	648	1,519
(Increase) decrease in derivative instruments	(2,099)	247	(143)
Decrease (increase) in accounts receivable	19,415	(5,281)	7,955
(Increase) decrease in mortgage servicing advances	(31,870)	(1,283)	2,312
Decrease (increase) in accrued interest receivable	3,092	1,068	(3,722)
Increase in other assets	(15,453)	(153,013)	(28,463)
Increase (decrease) in accrued expenses and other liabilities	115,151	(218,445)	(68,521)

Total adjustments	501,923	286,313	412,229

Net cash provided by operating activities	210,029	265,169	93,970

Cash flows from investing activities:
Purchases of securities available for sale	(1,605,414)	(2,486,297)	(2,923,708)
Principal repayment and sales of securities available for sale	2,893,431	3,132,457	856,844
Decrease (increase) in FHLB stock	48,198	(8,347)	(44,071)
Originations, purchases and repurchases of loans receivable	(1,138,400)	(866,626)	(946,419)
Principal repayment of loans receivable	666,585	304,192	574,732
Proceeds from sales of servicing assets	192	159	—
Purchases of premises and equipment	(14,653)	(9,226)	(9,240)
Proceeds from sale of premises and equipment	—	143	—
Proceeds from assets to be disposed of by sale	—	—	4,761
Proceeds from sales of real estate held for sale	33,553	35,271	23,460

Net cash provided by (used in) investing activities	883,492	101,726	(2,463,641)

Cash flows from financing activities:
(Decrease) increase in deposits	(24,546)	240,249	134,748
(Decrease) increase in securities sold under agreements to repurchase	(976,211)	237,815	967,112
Proceeds from advances from FHLB	800,000	507,000	2,129,400
Repayment of advances from FHLB	(1,505,500)	(523,480)	(1,740,000)
Proceeds from other short-term borrowings	345,000	2,996,000	1,031,600
Repayment of other short-term borrowings	(455,000)	(3,237,600)	(680,000)
Repayment of secured borrowings	(33,001)	(29,740)	(35,925)
Proceeds from notes payable	250,000	—	—
Repayment of notes payable	(7,054)	(6,357)	(5,892)
Issuance of common stock	171,000	—	—
Payment associated with conversion of preferred stock	—	(4,972)	—
Dividends paid	—	(8,325)	(33,299)

Net cash (used in) provided by financing activities	(1,435,312)	170,590	1,767,744

Net (decrease) increase in cash and cash equivalents	$(341,791)	$537,485	$(601,927)
Cash and cash equivalents at beginning of period	725,002	187,517	789,169

Cash and cash equivalents at the end of period	$383,211	$725,002	$187,242

Cash and cash equivalents includes:
Cash and due from banks	$353,177	$725,002	$184,027
Other interest-earning assets	30,034	—	3,215

	$383,211	$725,002	$187,242

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Supplemental schedule of non-cash activities:
Loan securitizations	$404,631	$430,938	$374,248

Loans foreclosed	$90,353	$81,904	$47,853

Capitalization of servicing assets	$8,128	$7,387	$7,387

Reclassification of loans held for investment portfolio to the held for sale portfolio	$127,557	$6,055	$—

Reclassification of loans held for sale portfolio to the held for investment portfolio	$210	$6,558	$48,185

Reclassification of assets to be disposed of by sale to premises and equipment	$—	$—	$5,189

Reclassification of securities from the held for trading to available for sale portfolio	$—	$—	$68,250

Supplemental information for cash flows:
Cash used to pay interest	$244,944	$303,460	$197,874

Cash used to pay income taxes	$8,821	$5,282	$26,934

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking (including thrift operations), mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank US”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial and middle market syndicated lending primarily in the New York metropolitan area and since September 2010, in the northwest region of Florida, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2005. Doral Money consolidates two variable interest entities created for the purpose of entering into a collateralized loan arrangement with a third party.

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

Certain amounts reflected in the 2009 and 2008 Consolidated Financial Statements have been reclassified to conform with the presentation for 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

amounts of revenues and expenses during the reporting periods. Because of uncertainties inherent in the estimation process, it is possible that actual results could differ from those estimates.

The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are those relating to the assumptions underlying the valuation of its MSRs, IOs, investments (including OTTI), collectibility of accounts receivable, the value of repossessed assets, income taxes, the allowance for loan and lease losses and recourse obligations.

The estimation of fair value for financial instruments, including derivative instruments, required to be recorded at fair value under GAAP permeates the financial statements. Fair value estimates are included in Doral Financial’s financial condition and results of operations and, in many instances, requires management to make complex judgments. Fair value is generally based on quoted prices, including dealer marks or direct market observations. If quoted prices or market parameters are not available, fair value is based on internal and external valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. The use of different models and assumptions could produce materially different estimates of fair value.

Other Interest-Earning Assets

Other interest-earning assets include time deposits, short-term investments and cash pledged to counterparties, among others. These investments are carried at cost, which approximates fair value due to their short-term nature (less than three months). In the case of securities purchased under agreements to resell, it is the Company’s policy to require and take possession of collateral whose fair value exceeds the balance of the related receivable. The collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. The securities underlying the agreements are not recorded in the asset accounts of the Company since the counterparties retain effective control of such securities. Also, other interest-earning assets include cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivative positions.

Investment Securities

Investment securities are recorded on trade date basis, except for securities underlying forward purchases and sales contracts which are recorded on contractual settlement date. At the end of the period, unsettled purchase transactions are recorded in the Company’s investment portfolio and as a liability, while unsettled sale transactions are deducted from the Company’s investment portfolio and recorded as an other asset. Investment securities are classified as follows:

Securities Held for Trading:  Securities that are bought and held principally for the purpose of selling them in the near term are classified as securities held for trading and reported at fair value generally based on quoted market prices or quoted market prices for similar instruments. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment on estimation. Realized and unrealized changes in market value are recorded in net gain or loss on trading activities in the period in which the changes occur. Interest income and expense arising from trading instruments are included in net interest income in the Consolidated Statements of Operations.

Forwards, caps and swap contracts are accounted for as derivative instruments. Doral Financial recognizes a derivative at the time of the execution of the contract and marks to market the contracts against current operations until settlement as part of its trading activities. The securities underlying the forward contracts are recorded at settlement at their market value and generally classified as available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Securities Held to Maturity:  Securities that the Company has the ability and intent to hold until their maturities are classified as held to maturity and reported at amortized cost.

Securities Available for Sale:  Securities not classified as either securities held to maturity or securities held for trading are classified as available for sale and reported at fair value, with unrealized non-credit gains and losses excluded from net income (loss) and reported, net of tax, in other comprehensive income (loss). The cost of securities sold is determined on the specific identification method.

For most of the Company’s investment securities, deferred items, including premiums, and discounts, are amortized into interest income over the contractual life of the securities adjusted for actual prepayments using the effective interest method.

The Company regularly evaluates each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

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

Beginning in 2009, the credit component of OTTI losses is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income (loss). Prior to 2009, the credit and non-credit components of OTTI losses were included in current period earnings.

Other Investment Securities:  Investments in equity that do not have readily determinable fair values, are classified as other securities in the Consolidated Statement of Financial Condition. These securities are stated at cost. Stock that is owned by the Company to comply with regulatory requirements, such as FHLB stock, is included in this category.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans.

The Company recognizes interest income on loans held for sale on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans held for sale are placed on non-accrual status when any portion of principal or interest is more than 90 days past due, except for FHA/VA guaranteed loans that are still accruing until 270 days past due. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery and the loan is accounted for on the cash or cost recovery method until it qualifies for return to accrual status. Loans return to accrual status when principal and interest become current under the terms of the loan agreement or when the loan is both well-secured and in the process of collection and collectibility is no longer doubtful.

The Company regularly reviews its loans held for sale portfolio and may transfer loans from the loans held for sale portfolio to its loans receivable portfolio. At the time of such transfers, the Company recognizes a market value adjustment charged against earnings based on the lower of aggregate cost or market value.

Loans held for sale include GNMA defaulted loans which have a conditional buy-back option (refer to Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities below for more information). If the Company exercises the buy-back options, the loans are repurchased and the composition of the Statement of Financial Condition is affected. The loans are removed from the held for sale portfolio and are classified as part of the held for investment (loans receivable) portfolio, and the cash and the payable previously recorded are reduced accordingly. If the Company exercises the buy-back options it may incur a loss to the extent of any interest advanced through its servicing.

Loans Receivable

Loans receivable are those held principally for investment purposes. These consist of construction and land, residential mortgage, commercial real estate, commercial and industrial, and consumer loans which the Company does not expect to sell in the near future.

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

The Company recognizes interest income on loans receivable on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans receivable are placed on non-accrual status when any portion of principal or interest is more than 90 days past due, except for revolving lines of credit and credit cards that are still accruing until 180 days past due and FHA/VA guaranteed loans that are still accruing until 270 days past due. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery and the loan is accounted for on the cash or cost recovery method until it qualifies for return to accrual status. Loans return to accrual status when principal and interest become current under the terms of the loan agreement or when the loan is both well-secured and in the process of collection and collectibility is no longer doubtful. In the case of loans under troubled debt restructuring agreements, the Company continues to place them in non-accrual status and reports them as non-performing loans unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time at which time the loans are returned to accrual status.

The Company also engages in the restructuring and/or modifications of the debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”). Such restructures are identified as TDRs and accounted for as impaired loans (described below).

Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses (“ALLL”) is established to provide for probable credit losses inherent in the portfolio of loans receivable as of the balance sheet date. Management estimates the ALLL separately for each product category (non-FHA/VA residential mortgage loans, other consumer, commercial real estate, construction and land and other commercial and industrial) and geography (Puerto Rico and U.S. mainland), and combines the amounts in reaching its estimate for the full portfolio. The Company performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectability of those portfolios. The allowance for certain homogeneous loan portfolios, which generally consist of consumer loans and certain commercial loans, is based on aggregated portfolio segment evaluations generally by product type. The remaining commercial portfolios (including commercial real estate, construction and land, and large commercial and industrial loans) are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to the Company’s internal risk rating scale. The ALLL for these portfolios is based on these risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, geographic or obligor concentrations and any other pertinent information.

Management’s product category loss reserve estimate consists of one or more of the following methodologies for performing loans: (i) the reserve is estimated based upon the probability a loan will proceed through foreclosure and the collateral will be repossessed, and recognizing the loss that will be realized on the repossessed collateral, if any (mortgage loans, certain commercial real estate and small land loans), (ii) historical experience of charge-offs related to the outstanding principal balance, or (iii) historical experience of charge-offs as related to credit grade and outstanding principal balances (construction loans, commercial loans, some commercial real estate loans, and some land loans).

For non-performing loans, the reserve is estimated either by (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans), or (ii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency in payment received. The probability of a loan migrating to foreclosure whether a current loan or a past due loan, and the amount of loss given foreclosure, is based upon the Company’s own experience, with more recent experience judgmentally weighted more heavily in the calculated factors. With this practice management believes the factors used better represent existing economic conditions. In estimating the loss given foreclosure factor, management differentiates the foreclosure factor based upon the loans’ loan-to-value ratio (calculated as current loan balance divided by the original appraisal value).

In accordance with accounting guidance, loans determined to be TDRs are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, on a monthly basis, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration to the probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Doral charges loans off when it is determined that the likelihood of collecting the amount is so low the continuation of their recognition as an asset is not warranted. For residential mortgage loans, the reported loan investment is reduced, by a charge to the ALLL, to an updated appraised amount less estimated costs to sell the property when the loan is 180 days past due. For consumer loans, the reported loan balance is reduced by a charge to the ALLL when the loan is 120 days past due, except for revolving lines of credit (typically credit cards) which are charged off to the estimated value of the collateral (if any) at 180 days. For all commercial loans the determination of whether a loan should be fully or partially charged off is much more subjective, and must consider the results of an operating business, the value of the collateral, the financial strength of the guarantors, the likelihood of different outcomes of pending litigation affecting the borrower, the potential effect of new laws or regulations, and other matters. Doral’s commercial loan charge-offs are determined by the Charge-off Committee, which is a subcommittee of the Credit Committee.

Doral evaluates all commercial real estate, construction and land and other commercial loans classified as substandard or lower by its internal loan classification processes for impairment, either individually or collectively, with other loans generally of the same risk characteristics. Loans are considered substandard when, based on current information and events, it is probable that the borrower will not be able to fulfill their contractual obligations pursuant to the loan agreement. Commercial and construction and land substandard loans with balances greater than $1.0 million are reviewed individually for impairment, though management may elect to individually review smaller balance loans that are considered higher risk. Substandard commercial real estate loans greater than $0.5 million are also individually evaluated for impairment and 25% of substandard commercial loans between $50,000 and $500,000 are individually evaluated for impairment each quarter so that in a one year period all substandard commercial loans over $50,000 have been individually evaluated for impairment. If a loan is determined to be impaired, the impairment is generally measured as the difference between the loan balance and present value of expected cash flows associated with the loan at the loan’s effective interest rate less costs to sell. As a practical expedient, and for all collateral dependent loans for which foreclosure is probable, Doral measures impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals, but if a current appraisal is not available it may be estimated using forecasted cash flows discounted at a rate that provides for a reasonable builder return on the investment equity and market borrowing rates for similar assets.

An allowance reserve is established for individual impaired loans. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation under the contractual terms of the loan agreement. The impairment loss measurement, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals or is based on management’s estimates of future cash flows discounted at the contractual interest rate, or for loans probable of foreclosure, discounted at a rate reflecting the principal market participant cost of funding, required rate of return and risks associated with the cash flows forecast. Consistent with management’s intention of preserving capital, its strategy is to maximize proceeds from the disposition of foreclosed assets as opposed to rapid liquidation. Accordingly, the market value of appraisals is used. In the event that appraisals show a deficiency, the Company includes the deficiency in its loss reserve estimate. Although accounting guidance for loan impairment excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires that loan modifications considered TDRs be analyzed for impairment in the same manner described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Troubled Debt Restructurings

Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of a TDR. The programs are designed to provide temporary financial relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected or when the loan is paid off or at the end of the loan term. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current or contemplated program).

In accordance with accounting guidance, loans determined to be TDRs are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, on a monthly basis, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration to the probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.

Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial, land and construction loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates, extensions of maturity, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios loans through its Collections function. The function’s objective is to minimize losses upon default of larger credit relationships. The group uses relationship officers, collection specialists, attorneys and third party service providers to supplement its internal resources. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing.

Residential or other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for returning a loan to performing status are met. Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and real estate owned (“REO”) costs by decreasing the number of foreclosed properties. Loan modifications completed on loans less than 90 days past due may reduce interest income due to the reversal of previous past due interest and reducing the interest earned on the loans. Doral continues to consider a modified loan as a non-performing asset for purposes of estimating its allowance for loan and lease losses until the borrower has made at least six consecutive contractual payments. At such time the loan will be treated as any other performing loan for purposes of estimating the allowance for loan and lease losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

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

The fair value of the Company’s MSRs is determined based on a combination of market information, benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.

Under many of its servicing contracts, Doral must advance all or part of the scheduled payments to the owner of an outstanding mortgage loan, even when mortgage loan payments are delinquent. In addition, in order to protect their liens on mortgaged properties, owners of mortgage loans usually require that Doral, as servicer, pay mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. Doral generally recovers its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, Doral must absorb the cost of the funds it advances during the time the advance is outstanding. Doral must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be canceled as part of the foreclosure proceedings and Doral will not receive any future servicing income with respect to that loan.

In the ordinary course of business, Doral makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty, or if there is an early payment default, Doral may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral does not have a reserve on its financial statements for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

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

Interest-Only Strips

IOs represent the estimated present value of the estimate future cash flows retained by the Company as part of its past sale and securitization activities. The Company no longer engages in this activity and classifies its existing IOs as trading securities. In order to determine the value of its IOs, the Company uses a valuation model that calculates the present value of estimated cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Changes in fair value of IOs held in the trading portfolio are recorded in earnings as incurred.

Real Estate Held for Sale

The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A charge to ALLL is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties after foreclosures are charged to expense in the period incurred. The cost of maintaining and operating such properties is expensed as incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expense within the other expenses caption in the accompanying Consolidated Statements of Operations.

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

Rent expense under operating leases is recognized on a straight-line basis over the lease term taking into consideration contractual rent increases. The difference between rent expense and the amount actually paid during a period is charged to a “Deferred rent obligation” account, included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

Goodwill and Other Intangible Assets

Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

determining the fair value of a reporting unit the Company uses a discounted cash flow analysis. Goodwill impairment losses are recorded as part of operating expenses in the Consolidated Statement of Operations.

Impairment testing of goodwill follows a two-step process. The first step is used to identify potential impairment and requires comparison of the estimated fair value of the reporting unit with its carrying amount including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

A transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which Doral surrenders control over those financial assets shall be accounted for as a sale if, and only if, all of the following conditions are met:

•	The transferred financial assets have been isolated from Doral — put presumptively beyond the reach of Doral and its creditors, even in bankruptcy or other receivership.

•	Each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provides more than a trivial benefit to Doral.

•	Doral, its consolidated affiliates included in these financial statements, or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. Examples of Doral’s effective control over the transferred financial assets include, but are not limited to (i) an agreement that both entitles and obligates Doral to repurchase or redeem them before their maturity, (ii) an agreement that provides Doral with both the unilateral ability to cause the holder to return specific financial assets and a more-than-trivial benefit attributable to that ability, other than through a cleanup call, or (iii) an agreement that permits the transferee to require Doral to repurchase the transferred financial assets at a price that is so favorable to the transferee that it is probable that the transferee will require Doral to repurchase them.

If a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in the transferred assets) does not meet the criteria for a sale as described above, Doral accounts for the transfer as a secured borrowing with pledge of collateral.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral is deemed to have regained effective control over these loans and they must be brought back onto the Company’s books as assets at fair value, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded in “Accrued Expenses and Other Liabilities.”

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

Insurance Agency Commissions

Commissions generated by the Company’s insurance agency operation are recorded when earned. The Company’s insurance agency earns commissions when the insurance policies are issued by unaffiliated insurance companies. An allowance is created for expected adjustments to commissions earned relating to policy cancellations.

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

All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value through adjustments to accumulated other comprehensive income (loss) and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and changes in the value of the derivative instrument continue to be recognized in current period earnings, the hedged item is no longer adjusted for fair value changes, and the fair value adjustment to the hedged item, while it was designated as a hedge, continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such a time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and will be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or if it is no longer expected to occur. After a cash flow hedge is discontinued, future changes in the fair value of the derivative instrument are recognized in current period earnings. In either a fair value hedge or a cash flow hedge, net earnings may be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. For freestanding derivative instruments, changes in fair values are reported in current period income.

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

Fair Value Measurements

The Company measures the fair values of its financial instruments in accordance with accounting guidance that requires an entity to base fair value on exit price and to maximize the use of observable inputs and minimize the use of unobservable inputs to determine the exit price. The Company categorizes its financial instruments, based on the priority of inputs to the valuation technique, into a three level hierarchy described below. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These adjustments to fair value usually result from applications of lower-of-cost-or-market accounting or write-downs of individual assets. These nonrecurring fair value adjustments typically involve application of the lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the three level hierarchy:

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

Please refer to Note 38 for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

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

Statements of Cash Flows

Cash and cash equivalents include cash and due from banks and other interest-earning assets. The statement of cash flows excludes restricted cash accounted for as other interest-earning assets.

Earnings (Losses) per Share

Basic net income (loss) per share is determined by dividing net income, after deducting any dividends declared on preferred stock (whether paid or not) or any inducement charges on preferred stock conversions, by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed based on the assumption that all of the shares of convertible instruments will be converted into common stock, if dilutive, and considers the dilutive effect of stock options using the Treasury stock method.

During 2010 and 2009, the Company made offers to holders of convertible and non-convertible preferred stock to exchange their preferred shares for the Company’s common stock. The accounting treatment for exchanges of convertible and non-convertible preferred stock is different. The exchange to holders of shares of non-convertible preferred stock resulted in the extinguishment and retirement of such shares of non-convertible preferred stock and the issuance of common stock. The carrying (liquidation) value of each share of non-convertible preferred stock retired is reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock and other consideration issued. Upon the cancellation of such shares of non-convertible preferred stock acquired by the Company, the difference between the carrying (liquidation) value of shares of non-convertible preferred stock retired and the fair value of the exchange offer consideration exchanged is treated as an increase or decrease to retained earnings and income available to common shareholders, for earnings per share purposes.

The exchange to holders of convertible preferred stock is accounted for as an induced conversion (except for the Mandatorily Convertible Preferred Stock). Common stock and additional paid-in-capital is increased by the carrying (liquidation) value of the amount of convertible preferred stock exchanged. The fair value of common stock and other consideration issued in excess of the fair value of securities issuable pursuant to the original exchange terms is treated as a reduction to retained earnings and net income available to common shareholders for earnings per share purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Stock Based Compensation

The Company has a Stock Incentive Plan that was approved in 2008. Stock options and restricted stock units granted under the plan are expensed over the vesting period based on fair value at the date the awards are granted. In accordance with applicable accounting guidance for stock based compensation, compensation cost recognized includes the cost for all share-based awards based on the fair value of awards at the date granted.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other transactions, except those with stockholders, which are recorded directly in equity. In the Company’s case, in addition to net income, other comprehensive income (loss) results from the changes in the unrealized gains and losses on securities that are classified as available for sale and unrealized gains and losses classified as cash flow hedges.

Segment Information

The Company reports financial and descriptive information about its reportable segments. Please refer to Note 41 for additional information. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management and is used by the Company’s executive management team to decide how to allocate resources and assess performance.

The Company’s segment information is organized by legal entity and aggregated by line of business consistent with the Company’s business model. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Doral’s management made this determination based on operating decisions particular to each line of business.

Reclassifications

Certain amounts reflected in the 2009 and 2008 Consolidated Financial Statements have been reclassified to conform to the presentation for 2010.

3.	Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-01 Receivables (Topic 310): Deferral of the Effective date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  In January 2011, FASB issued ASU No. 2011-01 to defer the effective date of the disclosure requirements for public entities about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors.

The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in this amendment is effective upon issuance. Management valuation discloses the information subject to the topic and, therefore, does not expect any effect on the financial statements as a result of this update.

Accounting Standards Update No. 2010-29 Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). In December 2010, FASB issued ASU No. 2010-29 to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro-forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).

The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management does not expect any effect on the financial statements as a result of this update.

Accounting Standards Update No. 2010-28 Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). In December 2010, FASB issued ASU No. 2010-28 to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. Management does not expect any effect on the financial statements as a result of this update.

Changes in Accounting Standards Adopted in the Financial Statements

Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). This ASU requires new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-20 is effective the first fiscal quarter ending after December 15, 2010, except for certain disclosure requirements about activity that occurs during a reporting period which are effective the first fiscal quarter beginning after December 15, 2010. This ASU was adopted by the Company and is reflected in the enhanced disclosures in the financial statements.

Accounting Standards Update No. 2010-18 Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-18”). In April 2010, FASB issued ASU No. 2010-18 to address diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset (Subtopic 310-30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality) should be removed from that pool upon a modification that would constitute a troubled debt restructuring. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. This ASU was adopted by the Company with no significant impact on the financial statements.

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

Accounting Standard Update No. 2010-09 Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). In February 2010, the FASB issued ASU No. 2010-09, an amendment to Topic 855 Subsequent Events, to address potentially conflicting interactions of the requirements in this Topic with the SEC’s reporting requirements. This update amends Topic 855 as follows: (i) an entity that either is an SEC filer or a conduit bond obligor is required to evaluate subsequent events through the date that the financial statements are issued; if the entity does not meet either of these criteria then it should evaluate subsequent events through the date the financial statements are available to be issued; (ii) an SEC filer is not required to disclose the date through which subsequent events have been evaluated. All amendments in this ASU are effective upon issuance of this ASU, except for the use of the issued date for conduit debt obligors which effective date is for interim and annual periods ending after June 15, 2010. This ASU was adopted by the Company with no significant impact on the financial statements.

Accounting Standard Update No. 2010-06- Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 210-06”). In January 2010 FASB issued ASU No. 2010-06, an amendment to Subtopic 820-10 Fair Value Measurements and Disclosures-Overall, to improve required disclosures and increase transparency in financial reporting. This ASU requires new disclosures in: (i) transfers in and transfers out of Levels 1 and 2; and (ii) activity (purchases, sales, issuances and settlements) in Level 3 fair value measurements. It also provides amendments to existing disclosures related to: (i) level of disaggregation, (ii) disclosures about inputs and valuation techniques, and iii) amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Accounting Standard Codification (“ASC”) 860, Transfer and Servicing — In June 2009, the FASB issued ASC 860 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 became effective as of January 1, 2010. Earlier application was prohibited. ASC 860 was evaluated and adopted by the Company, and such adoption did not have a significant impact on the financial statements.

ASC 810, Consolidation — In June 2009, the FASB issued ASC 810, to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement carries forward the scope of ASC 810, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in ASC 860, Transfers and Servicing.

This Statement became effective as of January 1, 2010. Earlier application was prohibited. Management adopted the accounting and disclosure requirements for reporting period beginning January 1, 2010. Please refer to Note 40 for additional information.

4.	Cash and due from banks

At December 31, 2010 and 2009, the Company’s cash amounted to $355.8 million and $725.3 million, respectively, which includes non-interest bearing balance deposits with other banks amounting to $10.4 million and $2.4 million, respectively.

As of December 31, 2010 and 2009, the Company’s cash balances included interest bearing balances with the Federal Reserve of $218.9 million and $658.8 million, respectively, and with the Federal Home Loan Bank of $92.0 million and $26.9 million, respectively.

The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $115.9 million and $153.8 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, restricted cash and due from banks amounted to $2.6 million and $0.3 million, respectively.

5.	Other Interest-Earning Assets

At December 31, 2010 and 2009, the Company’s other interest-earning assets totaled $156.6 million and $95.0 million, respectively. Other interest-earning assets includes short-term investments, securities purchased under agreements to resell, cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions, among others.

As of December 31, 2010 and 2009, $126.6 million and $95.0 million was included as restricted other interest-earning assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

6.	Securities Held for Trading

The following table summarizes the fair value of Doral Financial’s securities held for trading as of December 31, 2010 and 2009.

	December 31,
	2010	2009
	(In thousands)

Mortgage-backed securities	$766	$893
Variable rate IOs	44,018	45,342
Fixed rate IOs	232	381
Derivatives(1)	13	1,110

Total	$45,029	$47,726

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $310.0 million as of December 31, 2010 and $480.0 million as of 2009. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of December 31, 2010 and 2009 weighted-average yield, including IOs, was 13.38% and 12.02%, respectively.

The components of net gain (loss) on trading activities are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net gain on securities held for trading	$11,761	$4,117	$724
Net gain (loss) on derivatives/securities held for trading economically hedging MSRs	7,476	(8,678)	27,551
Gain on IO valuation	8,811	2,780	5,649
Loss on derivative instruments	(2,611)	(1,594)	(3,943)

Total	$25,437	$(3,375)	$29,981

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

7.	Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2010 and 2009.

	As of December 31, 2010
					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)

Agency MBS
Due within one year	$36	$1	$—	$37	6.67%
Due from one to five years	220	11	—	231	4.87%
Due from five to ten years	416,709	3,447	130	420,026	2.47%
Due over ten years	718,690	4,949	960	722,679	2.57%
CMO Government Sponsored Agencies
Due from five to ten years	17,953	122	178	17,897	4.10%
Due over ten years	288,414	6,750	230	294,934	3.57%
Non-Agency CMOs
Due over ten years	11,108	—	3,916	7,192	19.74%
Obligations U.S. Government Sponsored Agencies
Due within one year	34,987	5	—	34,992	0.16%
Other
Due over ten years	8,203	—	1,126	7,077	4.25%

	$1,496,320	$15,285	$6,540	$1,505,065	2.83%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

	As of December 31, 2009
					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)

Agency MBS
Due from one to five years	$85	$7	$—	$92	6.67%
Due from five to ten years	302	13	—	315	4.83%
Due over ten years	898,027	20,574	737	917,864	4.36%
CMO Government Sponsored Agencies
Due from five to ten years	57,584	690	175	58,099	3.73%
Due over ten years	1,424,235	12,663	6,984	1,429,914	3.48%
Non-Agency CMOs
Due over ten years	418,299	—	147,699	270,600	3.03%
Obligations U.S Government Sponsored Agencies
Due within one year	48,120	102	—	48,222	1.03%
P.R. Housing Bank
Due from five to ten years	645	16	—	661	4.92%
Due over ten years	1,980	37	—	2,017	5.49%
Other
Due within one year	6,538	62	—	6,600	4.26%
Due from one to five years	47,548	388	—	47,936	5.31%
Due from five to ten years	5,000	207	—	5,207	5.50%
Due over ten years	3,000	—	1,350	1,650	5.80%

	$2,911,363	$34,759	$156,945	$2,789,177	3.68%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.

Expected maturities of MBS and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of securities available for sale during 2010 were approximately $2.3 billion (2009 — $2.0 billion and 2008 — $234.3 million). For 2010, gross gains of $43.0 million and gross losses of $136.7 million were realized on those sales, in addition to losses of $14.0 million related to the recognition of OTTI on securities from this portfolio. For 2009 and 2008, gross gains of $35.4 million and $0.2 million, respectively, were realized on sales. For 2009, the Company realized gross losses of $0.5 million on sales, in addition to losses of $27.6 million related to the recognition of OTTI on securities from this portfolio. For 2008, the Company recognized gross losses of $0.9 million related to the recognition of OTTI on securities from this portfolio, and a gross gain of $2.1 million and a gross loss of $6.3 million were recognized related to the Lehman transaction. For 2008, the Company did not realize gross losses on sales of securities. Refer to Note 13 for additional information related to the Lehman Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

8.	Investments in an Unrealized Loss Position

The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	As of December 31, 2010
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	(Dollars in thousands)

Agency MBS	13	$241,675	$1,090	—	$—	$—	13	$241,675	$1,090
CMO Government Sponsored Agencies	2	11,564	255	1	1,704	153	3	13,268	408
Non-Agency CMOs	—	—	—	3	7,192	3,916	3	7,192	3,916
Other	1	5,162	41	1	1,915	1,085	2	7,077	1,126

	16	$258,401	$1,386	5	$10,811	$5,154	21	$269,212	$6,540

	As of December 31, 2009
	Less than 12 months			12 months or more			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	(Dollars in thousands)

Agency MBS	6	211,709	737	—	—	—	6	211,709	737
CMO Government Sponsored Agencies	9	403,114	7,159	—	—	—	9	403,114	7,159
Non-Agency CMOs	1	2,163	233	11	268,437	147,466	12	270,600	147,699
Other	—	—	—	1	1,650	1,350	1	1,650	1,350

	16	$616,986	$8,129	12	$270,087	$148,816	28	$887,073	$156,945

The securities held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable. During 2010 and 2009, Doral Financial’s investment portfolio consisted primarily of AAA rated debt securities, except for the Non-Agency Collateralized Mortgage Obligations (“CMO”), which are non-investment grade.

The Company performs an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

•	If the Company intends to sell the investment security and its fair value is less than its amortized cost.

•	If, based on available evidence, it is more likely than not that the Company will decide or be required to sell the investment security before the recovery of its amortized cost basis.

•	If the Company does not expect to recover the entire amortized cost basis of the investment security. This occurs when the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Company uses its best estimate of the present value of cash flows expected to be collected from the investment security. Cash flows expected to be collected are estimated based on a careful assessment of all available information. The amount of estimated credit loss is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The Company evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, the Company considers its intent to sell each investment security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status of the securities; the creditworthiness of the issuers of the securities; the value and type of underlying collateral; the duration and level of the unrealized loss; any credit enhancements; and other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The amount of estimated credit loss is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.

As a result of its review of the portfolio as of December 31, 2010, the Company performed a detailed cash flow analysis of certain securities in unrealized loss positions to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.

During 2010, it was determined that eight securities reflected OTTI. The characteristics of these securities that led to the OTTI conclusion included: (i) the cumulative level and estimated future delinquency levels; (ii) the effect of severely delinquent loans on forecasted defaults; (iii) the cumulative severity and expected severity in resolving the defaulted loans; and (iv) the current subordination of the securities that resulted in the present value of the forecast cash flows being less than the cost basis of the security. Management estimated that credit losses of $14.0 million were incurred during the year on these securities for the year ended December 31, 2010.

Five of the eight OTTI securities were subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans and resulted in the recognition of an OTTI loss of $13.3 million in the first quarter of 2010. On April 23, 2010, the Company sold the entire portfolio of U.S. non-agency CMOs, including the five securities that were OTTI, and recognized a loss of $136.7 million, of which $129.7 million had previously been reflected in other comprehensive income (loss).

Non-Agency CMOs include subordinated tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of contractual principal and interest value. These original three securities have an amortized cost of $11.1 million as of December 31, 2010 including an OTTI loss of $0.7 million due to credit. Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the impact of inflationary pressures on the consumer, the high rate of unemployment and general recessionary condition on the Island, has resulted in higher default and loss estimates on the P.R. Non-Agency CMOs. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.

As of December 31, 2010 and 2009, the Company did not intend to sell the remaining securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income (loss).

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

The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at December 31, 2010 and 2009:

	As of December 31, 2010			Year Ended December 31, 2010
	Amortized Cost	Gross		OTTI	OTTI	Total
	(after credit	Unrealized	Fair	Related to	Related to	Impairment
	related OTTI)	Losses	Value	Credit Loss	Non-Credit Loss	Losses
	(In thousands)

OTTI Investments
U.S. Non-Agency CMOs(1)	$—	$—	$—	$13,257	$26,840	$40,097
P.R. Non-Agency CMOs	11,108	3,916	7,192	704	3,916	4,620

	$11,108	$3,916	$7,192	$13,961	$30,756	$44,717

(1)	OTTI related to non-credit loss was recognized during the first quarter of 2010. These securities were subsequently sold and the loss was recognized in non-interest loss.

	As of December 31, 2009			Year Ended December 31, 2009
	Amortized Cost	Gross		OTTI	OTTI	Total
	(after credit	Unrealized	Fair	Related to	Related to	Impairment
	related OTTI)	Losses	Value	Credit Loss	Non-Credit Loss	Losses
	(In thousands)

OTTI Investments
U.S. Non-Agency CMOs	$235,083	$73,750	$161,333	$26,386	$73,750	$100,136
P.R. Non-Agency CMOs	11,568	3,982	7,586	1,191	4,050	5,241

	$246,651	$77,732	$168,919	$27,577	$77,800	$105,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income (loss):

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$28,497	$920	$—
Additions:
Credit losses for which OTTI was not previously recognized	1,301	27,467	920
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	12,660	110	—
Securities sold during the period for which an OTTI was previously recognized	(39,642)	—	—

Balance at end of period	$2,816	$28,497	$920

The Company will continue to monitor and analyze the performance of its securities to assess the collectability of principal and interest as of each balance sheet date. As conditions in the housing and mortgage markets continue to change over time, the amount of projected credit losses could also change. Valuation and OTTI determinations will continue to be affected by external market factors including default rates, severity rates, and macro-economic factors in the United States and Puerto Rico. Doral Financial’s future results may be affected by worsening defaults and severity rates related to the underlying collateral.

9.	Pledged Assets

At December 31, 2010 and 2009, certain securities and loans, as well as cash and other interest-earning assets, were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

	December 31,
	2010	2009
	(In thousands)

Cash	$2,642	$275
Other interest-earning assets	126,573	95,000
Securities available for sale	1,458,992	2,498,149
Loans held for sale	121,988	143,111
Loans receivable	2,388,428	2,868,697

Total pledged assets	$4,098,623	$5,605,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

10.	Loans Held for Sale and Loans Receivable

Loans held for sale consist of the following:

	December 31,
	2010	2009
	(In thousands)

Conventional single family residential(1)	$119,290	$137,134
FHA/VA	172,216	151,187
Commercial loans to financial institutions	14,608	17,059
Commercial real estate	13,155	15,550

Total loans held for sale(2)(3)	$319,269	$320,930

(1)	At both, December 31, 2010 and 2009, the loans held for sale portfolio includes $0.1 million related to U.S. subsidiaries’ loans.

(2)	At both, December 31, 2010 and 2009, the loans held for sale portfolio includes $1.1 million of interest-only loans.

(3)	Includes $21.4 million and $28.6 million of balloon loans, as of December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the loans held for sale portfolio includes $153.4 million and $128.6 million, respectively, of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans is guaranteed by the Federal Housing Administration (“FHA”).

As of December 31, 2010 and 2009, the Company had a net deferred origination fee on loans held for sale amounting to approximately $0.7 million and $84,000, respectively.

Non-performing loans held for sale totaled $2.7 million and $5.6 million as of December 31, 2010 and 2009, respectively, excluding FHA/VA guaranteed loans and GNMA defaulted loans.

Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. In the normal course of business, the Company has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans receivable credit exposure in Puerto Rico.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The table below presents the Company’s loans receivable by product and geographic location:

	December 31, 2010			December 31, 2009
	PR	US	Total	PR	US	Total
	(In thousands)

Consumer
Residential mortgage	$3,451,895	108,641	$3,560,536	$3,598,995	$59,706	$3,658,701
FHA/VA guaranteed residential mortgage	187,473	—	187,473	168,569	—	168,569
Personal	15,003	—	15,003	25,164	—	25,164
Revolving lines of credit	17,810	—	17,810	22,062	—	22,062
Credit cards	17,719	—	17,719	22,725	—	22,725
Lease financing receivables	4,807	—	4,807	12,702	—	12,702
Loans on savings deposits	2,860	—	2,860	3,249	—	3,249
Other consumer	962	26	988	628	1	629

Total consumer	3,698,529	108,667	3,807,196	3,854,094	59,707	3,913,801
Commercial
Commercial real estate	629,043	59,903	688,946	684,781	54,057	738,838
Commercial and industrial	36,639	597,056	633,695	53,752	257,506	311,258
Construction and land	349,899	108,835	458,734	447,990	103,921	551,911

Total commercial	1,015,581	765,794	1,781,375	1,186,523	415,484	1,602,007
Loans receivable, gross(1)(2)	4,714,110	874,461	5,588,571	5,040,617	475,191	5,515,808

Less:
Allowance for loan and lease losses	(117,821)	(5,831)	(123,652)	(136,878)	(3,896)	(140,774)

Loans receivable, net	$4,596,289	$868,630	$5,464,919	$4,903,739	$471,295	$5,375,034

(1)	Includes $565.9 million and $604.6 million of balloon loans, as of December 31, 2010 and 2009, respectively.

(2)	Includes $442.6 million and $388.2 million of interest-only loans, as of December 31, 2010 and 2009, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.7 billion and $0.9 billion at December 31, 2010, and $4.8 billion and $0.7 billion, at December 31, 2009, respectively.

The adjustable rate loans, consisting of construction, land and commercial loans have interest rate adjustment limitations and are generally tied to interest rate market indices (primarily Prime Rate and 3-month London Interbank Offered Rate (“LIBOR”)). Future market factors may affect the correlation of the interest rate adjustment with the rate the Company pays on the short-term deposits that have primarily funded these loans.

Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales and fees when the loan is sold or securitized into a MBS. In the case of loans held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan. As of December 31, 2010 and 2009, the Company had a net deferred origination fee on loans held for investment amounting to approximately $24.0 million and $22.4 million, respectively.

The Company has not traditionally made variable interest rate residential mortgage loans, option adjustable rate mortgages, or many of the higher risk mortgage loans made by a number of U.S. mainland banks. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. Loans with temporarily reduced principal and interest payments may be subject to significant increases in loan payments as the temporary payment periods end which may lead to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

higher level of re-defaults. Doral works with the borrowers to establish terms and conditions (at the payment reset date) in order to optimize the Company’s interests.

Non-accrual and Past Due Loans and Leases

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. Doral discontinues recognition of interest income, when a loan receivable is delinquent on principal or interest for more than 90 days, except for revolving lines of credit and credit cards (non-accrual at 180 days), mortgage loans insured by FHA/VA (non-accrual at 270 days), and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%). When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest become current under the terms of the loan agreement or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. In the case of loans under troubled debt restructuring agreements, the Company continues to place them in non-accrual status and reports them as non-performing loans unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time the loans are returned to accrual status. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.

For consumer loans (primarily residential real estate), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay all principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. Doral’s loan underwriters must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product and placed on a probation period. When the loan is returned to accrual status, on a monthly basis Doral reviews the loan to ensure that payments are made during the probationary period. If a payment is not made during this probationary period the loan is immediately returned to non-accrual status. Also, if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. Consumer loans not delinquent 90 days or more that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans, except that the requirement of making three consecutive payments prior to the restructure is waived.

For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial and construction and land loans), the loans are underwritten by the Collections function, the intent and ability of the borrower to service the debt under the revised terms is studied, and if approved for the troubled debt restructuring, the customer is placed on a six month probationary period during which the customer is required to make six consecutive payments before the loan is returned to accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Loans receivable on which accrual of interest income had been discontinued as of December 31, 2010 and 2009 were as follows:

	December 31, 2010			December 31, 2009
	PR	US	Total	PR	US	Total
	(In thousands)

Consumer
Residential mortgage	$276,328	$2,030	$278,358	$392,797	$—	$392,797
Lease financing receivables	415	—	415	1,091	—	1,091
Other consumer(1)	404	—	404	519	—	519

Total consumer	277,147	2,030	279,177	394,407	—	394,407
Commercial
Commercial real estate	193,348	—	193,348	130,156	—	130,156
Construction and land	147,127	1,610	148,737	285,344	21,610	306,954
Commercial and industrial	2,522	—	2,522	933	—	933

Total commercial	342,997	1,610	344,607	416,433	21,610	438,043

Total loans receivable on which accrual of interest had been discontinued(2)(3)	$620,144	$3,640	$623,784	$810,840	$21,610	$832,450

(1)	Includes personal, revolving lines of credit and other consumer loans.

(2)	Excludes $2.7 million and $5.6 million in loans held for sale on which accrual of interest had been discontinued as of December 31, 2010 and 2009, respectively.

(3)	Excludes $121.3 million and $10.3 million of non-performing FHA/VA guaranteed loans that due to the nature of their guarantees, present little risk to the Company as of December 31, 2010 and 2009, respectively.

Doral’s aging of past due loan receivables as of December 31, 2010 and 2009 were as follows:

As of December 31, 2010

												Recorded
												Investment
												> 90
	30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days					Days and
	Past Due(1)		Past Due		Past Due		Past Due		Total Past Due		Total Past	Still
	PR	US	PR	US	PR	US	PR	US	PR	US	Due	Accruing
	(In thousands)

Consumer
Residential mortgage(2)	$68,361	$—	$55,947	$1,624	$19,379	$—	$196,181	$409	$339,868	$2,033	$341,901	$—
Lease financing receivables	234	—	386	—	—	—	—	—	620	—	620	—
Other consumer	1,341	—	400	—	—	—	4	—	1,745	—	1,745	1,993

Total consumer	69,936	—	56,733	1,624	19,379	—	196,185	409	342,233	2,033	344,266	1,993
Commercial
Commercial real estate	35,202	—	65,484	—	6,962	—	120,231	—	227,879	—	227,879	—
Construction and land	2,281	—	8,135	—	395	—	138,144	1,610	148,955	1,610	150,565	—
Commercial and industrial	3,901	—	284	—	325	—	1,916	—	6,426	—	6,426	560

Total commercial	41,384	—	73,903	—	7,682	—	260,291	1,610	383,260	1,610	384,870	560

Total past due loans	$111,320	$—	$130,636	$1,624	$27,061	$—	$456,476	$2,019	$725,493	$3,643	$729,136	$2,553

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.

(2)	As of December 31, 2010 excludes $128.5 million of total past due FHA/VA guaranteed loans, respectively, that due to the nature of their guarantees, present little credit risk to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

As of December 31, 2009

												Recorded
												Investment
												> 90
	30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days					Days and
	Past Due(1)		Past Due		Past Due		Past Due		Total Past Due		Total Past	Still
	PR	US	PR	US	PR	US	PR	US	PR	US	Due	Accruing
	(In thousands)

Consumer
Residential mortgage(2)	$84,117	$—	$105,061	$—	$43,864	$—	$238,277	$—	$471,319	$—	$471,319	$—
Lease financing receivables	894	—	986	—	—	—	—	—	1,880	—	1,880	—
Other consumer	1,888	—	492	—	11	—	16	—	2,407	—	2,407	2,137

Total consumer	86,899	—	106,539	—	43,875	—	238,293	—	475,606	—	475,606	2,137
Commercial
Commercial real estate	29,553	—	19,015	—	21,035	—	89,164	—	158,767	—	158,767	—
Construction and land	20,230	—	1,366	—	251,571	20,000	23,905	1,610	297,072	21,610	318,682	—
Commercial and industrial	625	—	116	—	58	—	760	—	1,559	—	1,559	1,245

Total commercial	50,408	—	20,497	—	272,664	20,000	113,829	1,610	457,398	21,610	479,008	1,245

Total past due loans	$137,307	$—	$127,036	$—	$316,539	$20,000	$352,122	$1,610	$933,004	$21,610	$954,614	$3,382

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.

(2)	As of December 31, 2009 excludes $17.3 million of total past due FHA/VA guaranteed loans, respectively, that due to the nature of their guarantees, present little credit risk to the Company.

The Company would have recognized additional interest income had all delinquent loans been accounted for on an accrual basis as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Consumer
Non FHA/VA guaranteed residential mortgage(1)	$16,059	22,005	$18,642
Other consumer	28	58	60

Total consumer	16,087	22,063	18,702
Commercial
Commercial real estate	7,237	8,272	7,065
Commercial and industrial	265	67	76
Construction and land	12,964	18,981	17,859

Total commercial	20,466	27,320	25,000

Total interest income	$36,553	$49,383	$43,702

(1)	Excludes $7.6 million, $0.7 million and $0.3 million in additional interest income the Company would have recognized if FHA/VA non-accrual loans been accounted for on an accrual status.

Credit Quality

The Company’s lending activity is its core function and as such the quality and effectiveness of the loan origination and credit risk areas are imperative to its long term success. The Company manages credit risk by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

maintaining sound underwriting standards, monitoring and evaluating loan portfolio quality (including trends and collectability) and assessing reserves and loan concentrations. Critical risk management responsibilities include establishing sound lending standards, monitoring the quality of the loan portfolio performance, establishing loan rating systems, assessing reserves and loan concentrations, supervising document control and accounting, providing necessary training and resources to credit officers, implementing lending policies and loan documentation procedures, identifying problem loans as early as possible, and instituting procedures to ensure appropriate actions to comply with laws and regulations.

Credit risk management begins with initial underwriting and continues throughout the borrower’s credit cycle. Management judgment in conjunction with statistical analysis is used in underwriting, credit decisions, product pricing, risk appetite and setting credit limits, operating processes and metrics to limit the risks inherent in the loan portfolio and returns. Tolerance levels are set to decrease the percentage of approvals as the risk profile of the customer increases. Statistical models are based on detailed behavioral information from external sources such as credit bureaus, external credit scores and/or internal historical experience. These models are an integral part of our credit management process and are used in the assessment of both new and existing credit decisions, portfolio management strategies, collection practices and in the determination of the allowance for loan and lease losses. The Company has also established an internal risk rating system and internal classifications which provide timely identification of potential deterioration in loan quality attributes in the loan portfolio. In addition, the Company has independent Loan Review and Internal Audit departments, each of which conduct monitoring and evaluation of loan portfolio quality, loan administration, and other related activities.

The risks involved in a loan decision are thoroughly analyzed prior to approval. Certain characteristics are indicators of risk, such as loan amount, purpose, product type, property type, loan amount in relation to the borrower’s previous credit experience and loan to value, cash out of the transaction, time of occupancy, and others. Many lending risks can be mitigated by requiring higher levels of borrower equity, risk pricing, additional documentation or collateral or other compensating factors.

The Company follows the established guidelines and requirements for government insured or guaranteed loans such as FHA, VA, Rural and Government subsidies, as well as conforming loans sold to FHLMC and FNMA. The Company also provides conventional loans for borrowers that do not qualify for a conforming loan. Doral’s underwriting policies focus primarily on the borrower’s ability to pay and secondarily on collateral value. The maximum loan to value ratio on conventional first mortgages generally does not exceed 80%. Loans with higher loan to value ratios may require private mortgage insurance.

Due to the current economic conditions, the Company has limited new lending activities in Puerto Rico in the construction, commercial and consumer (excluding mortgage) markets. The strategy adopted by the Company in relation to its loan exposures is to maintain a strong collection process that will ensure the orderly recovery of all loans by means of normal collection efforts or restructuring of the loan. Lending activities in the United States increased in 2010 as management determined that the U.S. market was improving. Loans in the U.S. increased $399.3 million as of December 31, 2010 compared to December 31, 2009, while loans in P.R. decreased $326.5 million over the same periods.

Delinquency is the primary indicator of credit quality the Company uses to monitor the credit quality of its portfolios, and is the basis for internal risk rating of loans. Refreshed LTVs and, to a lesser extent, FICO scores are also considered in analyzing credit quality. On a daily basis, Doral monitors the delinquency of its loan portfolios and uses this information to calibrate its collection, restructuring and foreclosure targets. Portfolios are managed by different teams with expertise in their assigned tranches. For example, loans are segregated geographically, P.R. vs. U.S.; by portfolio, residential mortgage, small commercial, consumer, large commercial and construction and land loans; and by overlapping delinquency buckets, less than 90 days past due, over 90 days past due, loss mitigation, foreclosure and OREO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The Company has various classes of consumer loans that present unique credit risks. For the consumer loan portfolio the Company uses historical delinquency data to arrive at a probability of default for delinquency buckets starting at inception through 240 and over days past due with higher delinquency buckets resulting in higher loss severities until the time they are charged-off. For the residential mortgage portfolio the Company also considers refreshed LTVs (or original LTVs in the absence of updated valuations) in determining the severity of loss. The aging of the delinquent residential mortgage portfolio in the table below is a result of the prolonged foreclosure process and the Company’s efforts to help customers stay in their homes through various loss mitigation programs.

For large commercial loans (including commercial real estate, commercial and industrial, construction and land loan portfolios), the Company uses workout agents, collection specialists, attorneys and third party service providers to supplement the management of the portfolio, including the credit quality and loss mitigation alternatives. In the case of residential construction projects, the workout function is primarily handled by a third party servicer that monitors the end-to-end process including, but not limited to, completion of construction, necessary restructuring, pricing, marketing and unit sales. For large commercial and construction loans the initial risk rating is driven by performance and delinquency. On an ongoing basis, the risk rating of large credits is managed by the portfolio management and collections function and reviewed and validated by the loan review function. Commercial loans over 90 days past due are evaluated individually for impairment with loans under $1.0 million monitored quarterly and individually evaluated for impairment on an annual basis. There is a high level of surveillance and monitoring in place to manage these assets and mitigate any loss exposure.

As a result of the economic situation in P.R., Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral (refer to the discussion on loan modifications and troubled debt restructurings below for further information on the programs). Residential, other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for doing so are met, resulting in increasing interest income and cash flows as previously non-performing loans begin to perform, and decreases in foreclosure and OREO costs by decreasing the number of foreclosed properties.

Detailed below is a table of the recorded investment in loans (including FHA/VA loans and loans held for sale) by the delinquency buckets the Company uses to monitor the credit quality of its loans as of December 31, 2010 and 2009:

As of December 31, 2010

			30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days
	Current		Past Due(1)		Past Due		Past Due		Past Due		Total
	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
	(In thousands)

Consumer

Residential mortgage	$3,425,774	$106,608	$78,545	$—	$72,097	$1,624	$27,651	$38	$326,671	$507	$3,930,738	$108,777	$4,039,515

Lease financing receivables	4,187	—	234	—	386	—	—	—	—	—	4,807	—	4,807

Other consumer	50,616	26	1,341	—	2,225	—	111	—	61	—	54,354	26	54,380

Total consumer	3,480,577	106,634	80,120	—	74,708	1,624	27,762	38	326,732	507	3,989,899	108,803	4,098,702

Commercial

Commercial real estate	428,616	59,903	35,307	—	65,690	—	6,962	—	120,231	—	656,806	59,903	716,709

Commercial and industrial	29,653	597,056	3,901	—	607	—	360	—	2,118	—	36,639	597,056	633,695

Construction and land	200,943	107,225	2,281	—	8,136	—	395	—	138,144	1,610	349,899	108,835	458,734

Total commercial	659,212	764,184	41,489	—	74,433	—	7,717	—	260,493	1,610	1,043,344	765,794	1,809,138

Total	$4,139,789	$870,818	$121,609	$—	$149,141	$1,624	$35,479	$38	$587,225	$2,117	$5,033,243	$874,597	$5,907,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

As of December 31, 2009

			30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days
	Current		Past Due(1)		Past Due		Past Due		Past Due		Total
	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
	(In thousands)

Consumer

Residential mortgage	$3,453,912	$59,744	$94,669	$—	$163,588	$—	$74,617	$—	$268,959	$102	$4,055,745	$59,846	$4,115,591

Lease financing receivables	10,822	—	894	—	986	—	—	—	—	—	12,702	—	12,702

Other consumer	69,284	1	1,888	—	2,588	—	52	—	16	—	73,828	1	73,829

Total consumer	3,534,018	59,745	97,451	—	167,162	—	74,669	—	268,975	102	4,142,275	59,847	4,202,122

Commercial

Commercial real estate	556,381	54,057	31,157	—	19,653	—	21,035	—	89,164	—	717,390	54,057	771,447

Commercial and industrial	50,949	257,506	625	—	604	—	237	—	1,337	—	53,752	257,506	311,258

Construction and land	150,918	82,311	20,230	—	1,365	—	251,571	20,000	23,906	1,610	447,990	103,921	551,911

Total commercial	758,248	393,874	52,012	—	21,622	—	272,843	20,000	114,407	1,610	1,219,132	415,484	1,634,616

Total	$4,292,266	$453,619	$149,463	$—	$188,784	$—	$347,512	$20,000	$383,382	$1,712	$5,361,407	$475,331	$5,836,738

Loan modifications and troubled debt restructurings

Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected or when the loan is paid off. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current or contemplated program).

Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial and industrial, land and construction loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates, extensions of maturity, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios through its Collections function. The functions’ objective is to minimize both early stage delinquencies and losses upon default of commercial assets. The group utilizes existing collections infrastructure of front-end dialers, doorknockers, work-out agents, and third-party consultants. In the case of residential construction projects, the function utilizes third-party vendors to manage the projects.

Residential, other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for returning a loan to performing status are met (refer to Doral’s non-accrual policies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

previously described). Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status, and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and real estate owned costs by decreasing the number of foreclosed properties. Doral continues to consider a modified loan as a non-performing asset for purposes of estimating its allowance for loan and lease losses until the borrower has made at least six consecutive contractual payments. At such time the loan will be treated as any other performing loan for purposes of estimating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the years ended December 31, 2010, 2009 and 2008 were as follows (all loan modifications related to loans to Puerto Rico residents):

	Year Ended December 31,
	2010			2009			2008
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
	#	Recorded	Recorded	#	Recorded	Recorded	#	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)

Consumer
Non FHA/VA residential	3,825	$473,920	$468,305	2,717	$320,274	$319,745	1,494	$161,012	$160,839
Other consumer	56	500	500	170	1,301	1,301	—	—	—

Total consumer	3,881	474,420	468,805	2,887	321,575	321,046	1,494	161,012	160,839
Commercial
Commercial real estate	146	$34,537	$34,111	135	$28,800	$28,741	73	$18,538	$18,215
Commercial and industrial	3	3,103	3,102	—	—	—	—	—	—
Construction and land	14	40,589	40,329	20	63,974	62,945	11	66,040	65,412

Total commercial	163	78,229	77,542	155	92,774	91,686	84	84,578	83,627

Total loan modifications	4,044	$552,649	$546,347	3,042	$414,349	$412,732	1,578	$245,590	$244,466

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2010, 2009 or 2008, respectively, that defaulted during the years ending December 31, 2010, 2009 and 2008, respectively were as follows:

	Year Ended December 31,
	2010		2009		2008
		Recorded	#	Recorded		Recorded
	# Contracts	Investment	Contracts	Investment	# Contracts	Investment
	(In thousands)

Consumer
Residential mortgage — non FHA/VA	755	$95,238	1,357	$158,601	824	$88,885
Other consumer	10	87	14	99	—	—

Total consumer	765	95,325	1,371	158,700	824	88,885
Commercial
Commercial real estate	34	$8,995	77	$20,326	46	$12,202
Construction and land	2	9,674	14	44,308	8	62,606

Total commercial	36	18,669	91	64,634	54	74,808

Total recidivism	801	$113,994	1,462	$223,334	878	$163,693

For the year ended December 31, 2010, 2009 and 2008, the Company would have recognized $7.8 million, $10.5 million and $6.2 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

As of December 31, 2010 and 2009, construction TDRs include an outstanding principal balance of $40.4 million and $35.5 million with commitments to disburse additional funds of $9.3 million and $5.5 million, respectively.

11.	Allowance for Loan and Lease Losses and Impaired Loans

Doral’s allowance for loan and lease losses (“ALLL”) is management’s estimate of credit losses inherent in the reported loan investment balance as of the financial statement date. Management estimates the ALLL separately for each product category (non-FHA/VA residential mortgage loans, other consumer, commercial real estate, construction and land, and commercial and industrial) and geography (Puerto Rico and U.S. mainland), and combines the amounts in reaching its estimate for the full portfolio.

Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$140,774	$132,020	$124,733
Provision for loan and lease losses	98,975	53,663	48,856
Losses charged to the allowance	(117,916)	(47,531)	(42,580)
Recoveries	1,819	2,622	1,011

Balance at the end of year	$123,652	$140,774	$132,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The activity of Doral’s allowance for loan and lease losses account for the years ending December 31, 2010 and 2009 were as follows:

	Year Ended December 31, 2010
	Non-				Commercial	Construction
	FHA/VA	Other	Total	Commercial	and	and	Total
	Residential	Consumer	Consumer	Real Estate	Industrial	Land	Commercial	Total
	(In thousands)

Balance at beginning of period	$51,814	$8,338	$60,152	$21,883	$4,281	$54,458	$80,622	$140,774
Provision for loan and lease losses	35,530	6,902	42,432	24,901	5,139	26,503	56,543	98,975
Losses charged to the allowance	(31,010)	(10,334)	(41,344)	(17,122)	(3,393)	(56,057)	(76,572)	(117,916)
Recoveries	153	1,368	1,521	50	126	122	298	1,819

Balance at end of period	$56,487	$6,274	$62,761	$29,712	$6,153	$25,026	$60,891	$123,652

Reported balance of loans(1)	$3,560,536	$56,327	$3,616,863	$688,946	$633,695	$458,734	$1,781,375	$5,398,238

ALLL for loans individually evaluated for impairment	$27,529	$—	$27,529	$22,086	$1,060	$18,200	$41,346	$68,875

Reported balance of loans individually evaluated for impairment	$732,314	$—	$732,314	$263,019	$7,505	$191,124	$461,648	$1,193,962

ALLL of loans collectively evaluated for impairment	$28,958	$6,274	$35,232	$7,626	$5,093	$6,826	$19,545	$54,777

Reported balance of loans collectively evaluated for impairment	$2,828,222	$56,327	$2,884,549	$425,927	$626,190	$267,610	$1,319,727	$4,204,276

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

	Year Ended December 31, 2009
	Non-				Commercial	Construction
	FHA/VA	Other	Total	Commercial	and	and	Total
	Residential	Consumer	Consumer	Real Estate	Industrial	Land	Commercial	Total
	(In thousands)

Balance at beginning of period	$33,026	$9,276	$42,302	$27,076	$4,290	$58,352	$89,718	$132,020
Provision (recovery) for loan and lease losses	23,241	9,250	32,491	(560)	5,967	15,765	21,172	53,663
Losses charged to the allowance	(4,455)	(11,096)	(15,551)	(5,133)	(6,000)	(20,847)	(31,980)	(47,531)
Recoveries	2	908	910	500	24	1,188	1,712	2,622

Balance at end of period	$51,814	$8,338	$60,152	$21,883	$4,281	$54,458	$80,622	$140,774

Reported balance of loans(1)	$3,658,701	$83,282	$3,741,983	$738,838	$311,258	$551,911	$1,602,007	$5,343,990

ALLL for loans individually evaluated for impairment	$14,785	$—	$14,785	$2,564	$254	$38,907	$41,725	$56,510

Reported balance of loans individually evaluated for impairment	$384,826	$—	$384,826	$160,646	$256	$328,806	$489,708	$874,534

ALLL of loans collectively evaluated for impairment	$37,029	$8,338	$45,367	$19,319	$4,027	$15,551	$38,897	$84,264

Reported balance of loans collectively evaluated for impairment	$3,273,875	$83,282	$3,357,157	$578,192	$311,002	$223,105	$1,112,299	$4,469,456

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits.

Doral sold certain construction loans totaling $95.6 million in exchange for cash and a note receivable during the third quarter of 2010 (total assets sold included $4.8 million of other real estate owned). During the second quarter of 2010, the Company transferred the loans to be sold to the held for sale portfolio resulting in total charge-offs against the allowance for loan and lease losses of $35.8 million to reduce the loans to lower of cost or market. The transfer of the loans to held for sale resulted in additional provisions for loan and lease losses of $12.6 million for the second quarter of 2010. Loans collateralized by land are under regulatory review in the U.S. and its territories. As of December 31, 2010 land collateralized loans totalled to $143.6 million. In addition, Doral has outstanding a few construction loans with remnant land totaling $25.3 million. Should our estimated land value change significantly, it may be necessary to record additional provisions for loan losses or charge-offs that may be material to the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The following table provides Doral’s recorded investment in impaired loans which reflects partial charge-offs and other amounts which reduce credit risk, the contractual unpaid principal balance (“UPB”) and the related allowance in impaired loans as of December 31, 2010 and 2009.

	As of December 31,
	2010				2009
		Recorded	Related	Gross		Recorded	Related	Gross
	UPB	Investment	Allowance	Reserve %(1)	UPB	Investment	Allowance	Reserve %(1)
	(In thousands)

With no allowance recorded at the report date:
Non-FHA/VA residential	$199,840	$197,251	$—	—%	$145,426	$145,426	$—	—%

Total consumer	199,840	197,251	—	—%	145,426	145,426	—	—%
Commercial real estate	145,099	131,078	—	—%	85,660	80,420	—	—%
Construction and land	96,357	85,252	—	—%	117,965	117,526	—	—%
Commercial and industrial	5,489	5,435	—	—%	—	—	—	—%

Total commercial	246,945	221,765	—	—%	203,625	197,946	—	—%

With allowance recorded at the report date:
Non-FHA/VA residential	539,583	535,063	27,529	5.15%	239,337	239,400	14,785	6.18%

Total consumer	539,583	535,063	27,529	5.15%	239,337	239,400	14,785	6.18%
Commercial real estate	138,827	131,941	22,086	16.74%	80,644	80,226	2,564	3.20%
Construction and land	118,966	105,872	18,200	17.19%	227,168	211,280	38,907	18.41%
Commercial and industrial	2,069	2,070	1,060	51.21%	254	256	254	99.22%

Total commercial	259,862	239,883	41,346	17.24%	308,066	291,762	41,725	14.30%

Total
Non-FHA/VA residential	739,423	732,314	27,529	3.76%	384,763	384,826	14,785	3.84%

Total consumer	739,423	732,314	27,529	3.76%	384,763	384,826	14,785	3.84%
Commercial real estate	283,926	263,019	22,086	8.40%	166,304	160,646	2,564	1.60%
Construction and land	215,323	191,124	18,200	9.52%	345,133	328,806	38,907	11.83%
Commercial and industrial	7,558	7,505	1,060	14.12%	254	256	254	99.22%

Total commercial	506,807	461,648	41,346	8.96%	511,691	489,708	41,725	8.52%

Total	$1,246,230	$1,193,962	$68,875	5.77%	$896,454	$874,534	$56,510	6.46%

(1)	Gross reserve percent represents the amount of the allowance to the recorded investment and indicates the total estimated loss on the remaining balance of impaired assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The following table provides Doral’s average recorded investment in impaired loans and the related interest income recognized during the time within that period that the loans were impaired for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010		2009		2008
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)

Consumer
Non-FHA/VA residential	$369,469	$41,591	$94,494	$15,887	$35,147	$10,316

Total consumer	369,469	41,591	94,494	15,887	35,147	10,316
Commercial
Commercial real estate	186,623	4,696	81,180	2,629	51,770	1,839
Construction and land	251,415	1,861	317,881	2,766	262,816	1,084
Commercial and industrial	3,074	244	460	21	248	79

Total commercial	441,112	6,801	399,521	5,416	314,834	3,002

Total	$810,581	$48,392	$494,015	$21,303	$349,981	$13,318

12.	Related Party Transactions

The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and common stockholders controlling 5% or more for the periods indicated.

	December 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$2,840	$2,579
New loans	—	3,178
Repayments	(96)	(2,129)
Loans of former officers	(1,444)	(788)

Balance at end of period(1)	$1,300	$2,840

(1)	At December 31, 2010 and 2009, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.

At December 31, 2010 and 2009, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $1.2 million and $2.7 million, respectively.

Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of a former Executive VP (employed through third quarter of 2010) of the Company. The amount paid by the Company to this entity for the nine month period ended September 30, 2010 amounted to $1.7 million, compared to $1.8 million for the year ended December 31, 2009.

For the year ended December 31, 2010, the Company assumed approximately $0.6 million of the professional services expense related to Doral Holdings compared to $0.3 million for 2009.

At December 31, 2010 and 2009, Doral Financial’s banking subsidiaries had deposits from officers, directors, employees and principal stockholders of the Company amounting to approximately $5.7 million and $3.0 million, respectively. The increase in deposits from officers, directors, employees and principal stockholders was driven primarily by the opening of new accounts during 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

13.	Accounts Receivable and Other Assets

The Company reported accounts receivable of $28.7 million and $60.5 million as of December 31, 2010 and 2009, respectively. Total accounts receivable included $12.5 million and $15.6 million related to claims of loans foreclosed to FHA and VA as of December 31, 2010 and 2009, respectively. Accounts receivable also included $21.7 million as of December 31, 2009, related to the Lehman Brothers Transaction described below.

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

The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during the third quarter of 2008. In January 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceeding for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and interest. Doral fully reserved ancillary expenses and interest.

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

On October 5, 2009, the SIPC trustee filed a motion in bankruptcy court seeking leave to allocate property within the LBI estate entirely to customer claims in which it asserted that “the colorable customer claims will approach — and, depending on how certain disputed issues are resolved, could exceed- the assets available to the SIPC trustee for distribution.” Based on the information available in the second quarter of 2010, Doral determined that there was further impairment in the likely ability of LBI to pay 100% of the claims filed against it. As a result, Doral recognized an additional loss of $10.8 million against the $43.3 million owed by LBI. A net receivable of $10.9 million was recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition.

During the fourth quarter of 2010, Doral sold and assigned to a third party all of Doral’s rights, title, and interest in and to its claims in the SIPC proceeding, including all of its rights to prosecute its claims, as a result of which Doral recognized a loss of $1.5 million on financial disposition the net receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

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

The components of net servicing income (loss) are shown below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Servicing fees (net of guarantee fees)	$27,961	$29,179	$31,572
Late charges	10,110	8,482	9,058
Prepayment penalties	774	341	417
Interest loss	(6,764)	(6,067)	(6,733)
Other servicing fees	912	533	628

Servicing income, gross	32,993	32,468	34,942
Changes in fair value of mortgage servicing rights	(12,087)	(3,131)	(42,642)

Total net servicing income (loss)	$20,906	$29,337	$(7,700)

The changes in servicing assets measured using the fair value method for the years ended December 31, 2010, 2009 and 2008 are shown below:

	December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$118,493	$114,396	$150,238
Capitalization of servicing assets	8,128	7,387	7,387
Sales of servicing asset(1)	(192)	(159)	—
Servicing release due to repurchase(2)	(1,414)	(2,289)	(587)
Change in fair value	(10,673)	(842)	(42,642)

Balance at end of period(3)	$114,342	$118,493	$114,396

(1)	Amount represents MSRs sales related to $24.0 million and $7.1 million in principal balance of mortgage loans for the corresponding years ended December 31, 2010 and 2009, respectively.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $102.8 million, $178.7 million and $64.0 million in principal balance of mortgage loans serviced for others for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Outstanding balance of loans serviced for third parties amounted to $8.2 billion, $8.7 billion and $9.5 billion as of December 31, 2010, 2009 and 2008, respectively, which includes $2.8 million, $3.1 million and $3.4 million, respectively, of loans being serviced under sub-servicing arrangements.

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the year ended December 31, 2010 was 8.1% compared to 9.1% for the corresponding 2009 period.

Discount rate assumptions (weighted average) for the Company’s servicing assets were stable for the years ended December 31, 2010 and 2009, which were 11.3% and 11.4%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at December 31, 2010 and 2009 was 7.0 years and 6.6 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At December 31, 2010 and 2009, fair values of the Company’s retained interest were based on valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.

The weighted-averages of the key economic assumptions used by the Company in its valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2010, were as follows:

	Servicing	Interest-Only
	Assets	Strips
	(Dollars in thousands)

Carrying amount of retained interest	$114,342	$44,250
Weighted-average expected life (in years)	7.0	5.5
Constant prepayment rate (weighted-average annual rate)	8.1%	9.0%
Decrease in fair value due to 10% adverse change	$(3,969)	$(1,196)
Decrease in fair value due to 20% adverse change	$(7,697)	$(2,365)
Residual cash flow discount rate (weighted-average annual rate)	11.3%	13.0%
Decrease in fair value due to 10% adverse change	$(4,712)	$(1,475)
Decrease in fair value due to 20% adverse change	$(9,036)	$(2,849)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

independently verifiable, prepayment assumptions for FNMA mortgage pools and statistically derived prepayment adjusters based on observed relationships between the Company’s and the FNMA’s U.S. mainland mortgage pool prepayment experiences.

This methodology resulted in a CPR of 9.0% and 10.4% for the years ended December 31, 2010 and 2009, respectively. The change in the CPR between 2010 and 2009 was due mostly to a general decrease in market interest rates.

For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method. Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, up to an amount equal to the yield on the IOs. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.

The activity of interest-only strips is shown below:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$45,723	$52,179	$51,928
Amortization	(10,284)	(9,236)	(5,398)
Gain on the IO value	8,811	2,780	5,649

Balance at end of period	$44,250	$45,723	$52,179

The gain on the valuation of the IO for the year ended December 31, 2010, when compared to the corresponding 2009 period, resulted mainly from a decrease in LIBOR rates and slower prepayment speed assumptions. The increase in value of the variable IO was offset by the decrease in value of embedded caps.

The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Total cash flows received on IO portfolio	$16,470	$15,378	$12,560
Amortization of IOs, as offset to cash flows	(10,284)	(9,236)	(5,398)

Net cash flows recognized as interest income	$6,186	$6,142	$7,162

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of December 31, 2010, all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

	Constant	Weighted-Average
Change in Interest Rates	Prepayment	Expected Life	Change in Fair	Percentage
(Basis Points)	Rate	(Years)	Value of IOs	of Change
	(Dollars in thousands)

200	6.2%	6.6	$(5,042)	(11.4)%
100	7.5%	6.0	(2,920)	(6.6)%
50	8.4%	5.6	(1,827)	(4.1)%
Base	9.0%	5.5	—	—%
–50	10.0%	5.2	1,193	2.7%
–100	11.1%	4.8	1,690	3.8%
–200	12.4%	4.5	3,140	7.1%

15.	Sale and Securitization of Mortgage Loans

As disclosed in Note 14, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained IOs. The Company’s retained interests are subject to prepayment and interest rate risk.

Key prepayment and discount rate assumptions used in determining the fair value at the time of sale for MSRs ranged as follows:

	Servicing Assets
	Minimum	Maximum

2010
Constant prepayment rate:
Government — guaranteed mortgage loans	6.88%	6.88%
Conventional conforming mortgage loans	8.55%	8.76%
Conventional non-conforming mortgage loans	7.16%	8.63%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.04%	9.18%
Conventional non-conforming mortgage loans	13.84%	14.07%
2009
Constant prepayment rate:
Government — guaranteed mortgage loans	7.55%	7.55%
Conventional conforming mortgage loans	7.87%	9.69%
Conventional non-conforming mortgage loans	8.85%	10.23%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.04%	9.20%
Conventional non-conforming mortgage loans	14.05%	14.19%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

	Servicing Assets
	Minimum	Maximum

2008
Constant prepayment rate:
Government — guaranteed mortgage loans	11.88%	11.88%
Conventional conforming mortgage loans	10.76%	13.94%
Conventional non-conforming mortgage loans	14.90%	23.34%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.04%	9.22%
Conventional non-conforming mortgage loans	14.05%	14.23%

The Company’s mortgage servicing portfolio amounted to approximately $12.6 billion, $13.1 billion and $13.7 billion at December 31, 2010, 2009 and 2008, respectively, including $4.4 billion, $4.4 billion and $4.2 billion, respectively, of mortgage loans owned by the Company for which no servicing asset has been recognized.

For the years ended December 31, 2010 and 2009, the unpaid principal balance of loan sales and securitizations totaled to $475.2 million and $465.9 million, respectively, while the servicing released or derecognized due to repurchases amounted to $102.8 million and $178.7 million, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2010 and 2009, mortgage servicing advances amounted to $51.5 million and $19.6 million, respectively, net of a reserve of $9.0 million and $8.8 million, respectively.

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

At December 31, 2010 and 2009, escrow funds and custodial accounts included approximately $85.4 million and $206.6 million, respectively, deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. At December 31, 2010 and 2009, escrow funds and custodial accounts also included approximately $27.6 million and $17.9 million, respectively, deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of December 31, 2010 and 2009 to cover these amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

17.	Premises and Equipment

Premises and equipment and useful lives used in computing depreciation consisted of:

	Useful Lives	December 31,
	in Years	2010	2009
		(In thousands)

Office buildings	30-40	$73,510	$67,248
Office furniture and equipment	3-5	78,556	69,057
Leasehold and building improvements	5-10	54,127	56,500
Automobiles	5	320	320

		206,513	193,125
Less — Accumulated depreciation		(117,257)	(106,485)

		89,256	86,640
Land		14,797	14,797

		$104,053	$101,437

Approximately 31,311 square feet are leased to tenants unrelated to Doral Financial. As of December 31, 2010 and 2009, the amount of accumulated depreciation on property held for leasing purposes amounted to $2.5 million and $2.2 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, depreciation and amortization expenses amounted to $12.4 million, $12.4 million and $15.0 million, respectively.

18.	Other Real Estate Owned (“OREO”)

The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale totaled to $100.3 million and $94.2 million as of December 31, 2010 and 2009, respectively.

The following tables provide the balances and activity of other real estate held owned for the periods indicated:

	December 31,
	2010	2009
	(In thousands)

Residential	$63,794	$76,461
Commercial	17,599	14,283
Construction and land	18,880	3,475

Balance at end of period	$100,273	$94,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The following table presents activity of OREO for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$94,219	$61,340	$38,154
Additions	93,077	85,274	49,514
Sales	(58,808)	(35,271)	(23,460)
Retirements	(2,724)	(3,370)	(1,662)
Lower of cost or market adjustments	(25,491)	(13,754)	(1,206)

Balance at end of period	$100,273	$94,219	$61,340

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

19.	Goodwill

At both December 31, 2010 and 2009, goodwill amounted to $4.4 million and was assigned principally to the mortgage banking segment. Goodwill is recorded in “Other assets” on the Consolidated Statements of Financial Condition.

The Company performed impairment tests of its goodwill for the years ended December 31, 2010, 2009 and 2008 using a discounted cash flow analysis and determined that there was no impairment.

20.	Sources of Borrowing

At December 31, 2010, the scheduled aggregate annual contractual maturities (or estimates in the case of loans payable and a note payable with a local institution) of the Company’s borrowings were approximately as follows:

			Advances
		Repurchase	from	Loans	Notes
	Deposits	Agreements(1)(3)	FHLB(1)	Payable(2)	payable	Total
	(In thousands)

2011	$2,943,784	$—	$423,420	$35,713	$7,591	$3,410,508
2012	660,559	269,500	339,000	32,536	38,047	1,339,642
2013	319,748	697,800	139,000	29,633	8,802	1,194,983
2014	208,224	174,500	—	26,980	1,570	411,274
2015	251,164	35,000	—	24,557	1,655	312,376
2016 and thereafter	234,996	—	—	154,616	456,293	845,905

	$4,618,475	$1,176,800	$901,420	$304,035	$513,958	$7,514,688

(1)	Includes $100.0 million of repurchase agreements with a rate of 2.98% and $80.0 million in advances from FHLB with a rate of 5.04%, which the lenders have the right to call before their contractual maturities beginning in February 2011.

(2)	Secured borrowings with local financial institutions, collateralized by real estate mortgages at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled principal payments, but are payable according to the regular schedule

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

amortization and prepayments of the underlying mortgage loans. For purposes of the table above the Company used a CPR of 9.0% to estimate the repayments.

(3)	The Company has a policy and procedures to manage counterparty risk associated to securities sold under agreements to repurchase and subsequent monitoring controls related to approved limits, concentration and exposure.

21.	Deposit Accounts

At December 31, deposits and their weighted-average interest rates are summarized as follows:

	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)

Brokered certificates of deposit	$2,359,254	2.83	$2,652,409	2.54
Certificates of deposit	703,473	2.25	507,987	3.57
Regular savings	410,418	1.25	356,488	1.57
NOW accounts and other transactions accounts	411,633	1.04	364,469	0.96
Money market accounts	475,467	1.85	408,152	2.34

Total interest-bearing	4,360,245	2.31	4,289,505	2.43
Non-interest-bearing deposits	258,230	—	353,516	—

Total deposits	$4,618,475	2.18	$4,643,021	2.24

At both, December 31, 2010 and 2009, the Company reclassified from deposit accounts to loan balances $0.6 million of overdrafts.

At December 31, 2010 and 2009, certificates of deposit over $100,000 amounted to approximately $2.8 billion and $2.9 billion, respectively. Also at December 31, 2010 and 2009, certificates of deposits over $250,000 amounted to approximately $2.6 billion and $2.8 billion, respectively.

The banking subsidiaries had brokered certificate of deposits maturing as follows:

	As of December 31,
	2010	2009
	(Dollars in thousands)

Within 12 months	$796,608	$1,266,057
12 to 24 months	580,661	626,881
24 to 36 months	297,613	397,623
36 to 48 months	206,532	137,508
48 to 60 months	243,116	67,118
60 months and thereafter	234,724	157,222

	$2,359,254	$2,652,409

22.	Securities Sold Under Agreements to Repurchase

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 2010 and 2009:

	2010	2009
	(Dollars in thousands)

Carrying amount as of December 31,	$1,176,800	$2,145,262

Average daily aggregate balance outstanding	$1,645,805	$1,894,329

Maximum balance outstanding at any month-end	$2,245,262	$2,145,262

Weighted-average interest rate during the year	3.20%	3.73%
Weighted-average interest rate at year end	3.10%	3.32%

Securities sold under agreements to repurchase as of December 31, 2010, grouped by counterparty, were as follows:

		Weighted-Average
	Repurchase	Maturity
	Liabilty	(In months)
	(Dollars in thousands)

Counterparty
Credit Suisse	$561,800	27
Merrill Lynch, Pierce, Fenner & Smith, Inc.	100,000	38
Federal Home Loan Bank of New York	515,000	32

Total	$1,176,800	30

The following table presents the carrying and market values of securities available for sale pledged as collateral at December 31, shown by maturity of the repurchase agreement. The information in this table excludes repurchase agreement transactions which were collateralized with securities or other assets held for trading or which have been obtained under agreement to resell:

	2010				2009
	Carrying	Market	Repurchase	Repo	Carrying	Market	Repurchase	Repo
	Value	Value	Liability	Rate	Value	Value	Liability	Rate
	(In thousands)

Agency MBS
Term over 30 to 90 days	$—	$—	$—	—%	$145,399	$149,650	$141,056	3.44%
Term over 90 days	1,039,208	1,045,626	971,050	3.03%	652,334	665,815	633,285	3.14%
CMO Government Sponsored Agencies
Term over 30 to 90 days	—	—	—	—%	133,935	132,462	115,206	1.51%
Term over 90 days	217,868	221,519	190,100	3.34%	1,250,128	1,255,973	1,158,700	3.73%
Obligations U.S. Government Sponsored Agencies
Term over 90 days	—	—	—	—%	2,056	2,073	2,015	5.24%

	$1,257,076	$1,267,145	$1,161,150	3.08%	$2,183,852	$2,205,973	$2,050,262	3.41%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

23.	Advances from FHLB

Advances from FHLB consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Non-callable advances with maturities ranging from January 2011 to May 2013 (2009 — January 2010 to May 2013) at various fixed rates averaging 3.64% and 3.25%, at December 31, 2010 and 2009, respectively.(1)	$747,420	$1,022,920
Non-callable advances with maturities ranging from September 2011 to November 2012 (2009- September 2010 to November 2012), tied to 1-month LIBOR adjustable monthly, at various variable rates of 0.28% and 0.25%, at December 31, 2010 and 2009, respectively	74,000	105,000
Non-callable advances due on July 6, 2010, tied to 3-month LIBOR adjustable quarterly, at a rate of 0.25% at December 31, 2009	—	200,000
Putable structured advances due on March 2012 (2009 — maturities ranging from June 2010 to March 2012), at a fixed rate of 5.04% and at various fixed rates averaging 5.41% at December 31, 2010 and 2009, respectively, putable at March 2011 (2009 — various dates beginning February 2010)	80,000	279,000

	$901,420	$1,606,920

(1)	Includes one structured advance with an outstanding balance of $50.0 million.

Maximum advances outstanding at any month end during the year ended December 31, 2010 were $1.6 billion. The approximate average daily outstanding balance of advances from FHLB for the year ended December 31, 2010 was $1.2 billion. The weighted-average interest of such advances, computed on a daily basis was 4.0% for the year ended December 31, 2010.

At December 31, 2010, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

The FHLB advances are subject to early termination fees.

In January 2011, the Company entered into an agreement with the FHLB to restructure $555.4 million of its non-callable term advances, reducing the average interest rate on those restructured advances to 1.7% from 4.1% and extending the average maturities to 39 months from 14 months. This transaction resulted in a $22.0 million fee paid to the FHLB.

24.	Other Short-Term Borrowings

There were no borrowings outstanding at any month end during 2010. The approximate average daily outstanding balance of short-term borrowings during the year ended December 31, 2010 was $5.0 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 0.30% for the year ended December 31, 2010.

As of December 31, 2009 other short-term borrowings with the Federal Reserve Bank, collaterized by securities at a fixed rate of 0.25%, amounted to $110.0 million. These borrowings matured on January 14, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

25.	Loans Payable

At December 31, 2010 and 2009, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR averaging 1.74% and 1.99% at December 31, 2010 and 2009, respectively, collateralized by residential mortgage loans	$287,511	$318,180
Secured borrowings with local financial institutions, at fixed interest rates averaging 7.40% and 7.41% at December 31, 2010 and 2009, respectively, collateralized by residential mortgage loans	16,524	18,856

	$304,035	$337,036

The expected maturity date of secured borrowings based on collateral is from present to December 2025.

Maximum borrowings outstanding at any month end during the year ended December 31, 2010 were $334.7 million. The approximate average daily outstanding balance of loans payable for the year ended December 31, 2010 was $320.3 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.10% for the year ended December 31, 2010.

At December 31, 2010 and 2009, the Company had $122.0 million and $143.1 million, respectively, of loans held for sale and $180.4 million and $192.7 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

26.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2010	2009
	(In thousands)

$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	$98,801	$98,623
$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,875	29,789
$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,492	39,431
$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,499	29,472
Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from June 2011 to December 2029 (2009 — December 2014 to December 2029), paying interest monthly	38,445	39,420
Bonds payable at a fixed rate of 6.25%, with maturities ranging from June 2011 to December 2029 (2009 — December 2010 to December 2029), paying interest monthly	7,400	7,600
Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, due on December 25, 2013, paying principal and interest monthly	20,624	26,503
$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%), due on July 21, 2020, paying interest quarterly comencing in January 2011	249,822	—

	$513,958	$270,838

On July 8, 2010, the Company, through its subsidiary, Doral Money, entered into a collateralized loan obligation (“CLO”) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral CLO I, Ltd. is consolidated with the Company in these financial statements.

DLAM, LLC, is a subsidiary of Doral Money and holds the $200.0 million of subordinated notes issued by Doral CLO I, Ltd. DLAM, LLC, is consolidated with the Company.

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of December 31, 2010, the outstanding principal balance of the bonds was $45.8 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2011 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

27.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2010	2009
	(In thousands)

GNMA defaulted loans — buy-back option (Note 10)	$153,406	$128,650
Accrued interest payable	17,541	22,210
Accrued salaries and benefits payable	6,841	8,331
Customer mortgages and closing expenses payable	3,237	4,128
Recourse obligation	10,264	9,440
Swap fair value on cash flow hedges	4,644	9,302
Trading liabilities	741	1,905
Other accrued expenses	20,467	15,946
Unrecognized tax benefit	805	3,508
Tax payable	—	633
Dividends payable	17,309	8,199
Deferred rent obligation	2,284	2,051
Other liabilities	31,932	29,528

	$269,471	$243,831

28.	Income Taxes

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

On November 15, 2010, certain amendments to the Puerto Rico Income Tax Act were approved which, among other things, increased the NOL carry forward period from seven to ten years for NOLs generated between 2005 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the PR Code ineffective, for the most part, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014; if the Government meets its income generation and expense control goals, for years commenced after December 31, 2013, the maximum corporate tax rate will be 25%. The 2011 Code, however, eliminated the special 5% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the increase in carry forward periods for net operating losses generated between 2005 and 2011 from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Notwithstanding, a corporation may be subject to the provisions of the PR Code if it so elects it by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. Once the election is made, it will be effective for such year and the next 4 succeeding years. The Company is evaluating the impact of the tax reform on its results of operations, however the change in the statutory tax rate will result in a reduction in the net deferred tax asset with a corresponding charge to deferred tax expense.

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

Income Tax Expense (Benefit)

The components of income tax expense (benefit) for the years ended December 31, are summarized below:

	2010	2009	2008
	(In thousands)

Current income tax expense (benefit):
Puerto Rico	$—	$(18,618)	$1,642
United States	7,431	7,170	2,598

Total current income tax expense (benefit)	7,431	(11,448)	4,240
Deferred income tax expense (benefit):
Puerto Rico	6,838	(7,300)	281,616
United States	614	(2,729)	145

Total deferred income tax expense (benefit)	7,452	(10,029)	281,761

Total income tax expense (benefit)	$14,883	$(21,477)	$286,001

The current income tax expense of $7.4 million as of December 31, 2010, was related to taxes on U.S. source income. The deferred income tax expense of $7.5 million was related to the recognition of additional deferred tax assets, primarily NOLs, net of amortization of existing DTAs and net of an increase in the valuation allowance.

The recognition of income tax benefit of $21.5 million for the year ended December 31, 2009 is composed of a current tax benefit of $11.4 million and a deferred tax benefit of $10.0 million. The current tax benefit is primarily related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions net of the recognition of certain unrecognized tax benefits during that year. This net benefit was partially offset by the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized, net of current tax benefit related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Company’s U.S. affiliates. The deferred tax benefit is primarily due to the effect of entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009 (please refer to the “Deferred Tax Components” below), net of the amortization of existing deferred tax asset (“DTAs”).

The tax expense recognized for the year ended December 31, 2008 was primarily related to a charge through earnings of an additional valuation allowance on its deferred tax asset of approximately $295.9 million.

The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Loss before income taxes	$(277,011)	$(42,621)	$(32,258)

		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Loss	Amount	Loss	Amount	Loss

Tax at statutory rates	$108,034	39.0	$16,622	39.0	$12,581	39.0
Tax effect of deductions related to tax agreements	—	—	(12,520)	(29.4)	(10,613)	(32.9)
Net income from the international banking entity	—	—	—	—	5,728	17.8
Net (increase) decrease in deferred tax valuation allowance(1)	(121,866)	(44.0)	245	0.6	(295,887)	(917.3)
Adjustments for unrecognized tax benefits	—	—	14,525	34.1	(1,394)	(4.3)
Other, net	(1,051)	(0.4)	2,605	6.1	3,584	11.1

Income tax (expense) benefit	$(14,883)	(5.4)	$21,477	50.4	$(286,001)	(886.6)

(1)	Excludes the change in the valuation allowance for unrealized losses on cash flow hedges.

Deferred Tax Components

The Company’s DTA consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company.

The Company has entered into several agreements with the Puerto Rico Treasury Department related to the intercompany transfers of IOs (The “IO Tax Asset” or “IO”) and its tax treatment thereon. Under the agreements, the Company established the tax basis of all the IO transfers, clarified that for Puerto Rico income tax purpose, the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years, and established that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary. During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that granted the Company a two year moratorium of the amortization of the IO Tax Asset. This agreement resulted in a benefit of $11.2 million for the third quarter of 2009 and was effective for the taxable year beginning January 1, 2009. The realization of the deferred tax asset related to the differential in the tax basis of IOs sold is dependent upon the existence of, or generation of, taxable income during the remaining 12 year (15 year original amortization period, 17 year original amortization period including the two year moratorium) period in which the amortization of the IO Tax Asset is available. The IOs expire in 2022. Any IO amortization in excess of all legal entities’ taxable income would become an NOL subject to the 7 or 10 year carry-over period. Upon a business combination, which is not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

structured as a purchase of assets, the IOs should survive and be available to be used by the group’s legal entities.

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

NOLs generated between 2005 and 2011 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of December 31, 2010, expire beginning in 2016 until 2020 for Puerto Rico entities and 2025 through 2028 for United States entities. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it. In case of a business combination, which is not structured as an asset sale, the NOLs should survive and be available to offset future taxable income of the originating entity. Following a business combination, and under certain circumstances, the entity having the NOLs could utilize these NOLs relative to some business activities that created the NOLs and may be precluded from using the NOLs to offset income from new business activities.

The Company evaluates its deferred tax asset for realizability, and are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

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

As of December 31, 2010, the Company had two Puerto Rico entities which were in a cumulative loss position. For purposes of assessing the realization of the DTAs, the cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. Accordingly, as of December 31, 2010 and 2009, the Company determined that it was more likely than not that $462.7 million and $385.9 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for those amounts. As of December 31, 2010 and 2009, the Company’s deferred tax assets were as follows:

Components of the Company’s DTAs at December 31, were as follow:

	2010	2009
	(In thousands)

Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$237,912	$237,324
Net operating loss carry-forwards	193,322	128,710
Allowance for loan and lease losses	48,635	55,175
Capital loss carry-forward	26,783	6,791
Reserve for losses on OREO	17,340	7,391
Other	44,445	81,739

Gross deferred tax asset	568,437	517,130
Valuation allowance	(462,725)	(385,929)

Net deferred tax asset	$105,712	$131,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Net operating loss carry-forwards outstanding at December 31, 2010 expire as follows:

(In thousands)

2016	$41,382
2017	45,452
2018	24,489
2019	8,861
2020	72,309
2028	829

$193,322

The decrease in the DTA is primarily due to the tax effect of the sale of non-agency CMO’s that did not have a valuation allowance.

As of December 31, 2010 and 2009, the deferred tax asset valuation allowance off-set the following deferred tax assets:

	December 31,
	2010	2009
	(In thousands)

Differential in tax basis of IOs sold	$143,550	$143,259
Net operating loss carry-forwards	186,447	114,284
Allowance for loan and lease losses	45,950	53,382
Capital loss carry-forward	26,779	6,788
Reserve for losses on OREO	17,294	7,391
Other	42,705	60,825

Total valuation allowance	$462,725	$385,929

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets was not recorded since they are expected to continue to be profitable. At December 31, 2010, the net deferred tax asset associated with these two companies was $9.0 million, compared to $14.4 million at December 31, 2009. In addition, approximately, $94.4 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

The valuation allowance also includes $1.3 million and $3.0 million related to deferred taxes on unrealized losses on cash flow hedges as of December 31, 2010 and 2009, respectively.

Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of December 31, 2010 and 2009, because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value. In April 2010, the Company sold non-agency CMOs with a market value of $253.5 million as of March 31, 2010, and recognized a loss of $138.3 million. As of March 31, 2010, these securities reflected an unrealized pre-tax loss of $129.4 million and had a DTA of $19.5 million.

Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax assets.

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Accounting for Uncertainty in Income Taxes

As of December 31, 2010, the Company did not have unrecognized tax benefits and had accrued interest of $0.8 million on previously unrecognized tax benefits. As of December 31, 2009 and 2008, the Company had unrecognized tax benefits of $3.5 million and $13.7 million, respectively, and accrued interest of $0.6 million and $5.2 million, respectively. The Company classifies all interest related to tax uncertainties as income tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company recognized interest and penalties of $0.2 million, $0.6 million and $1.4 million, respectively.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. During the third quarter of 2010, the Company settled its uncertain tax positions. As of December 31, 2010, the following years remain subject to examination: U.S. Federal jurisdictions — 2004 through 2008 and Puerto Rico — 2005 through 2008.

The following presents the beginning and ending amounts of accruals for uncertain income tax positions:

	December 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$3,475	$13,709
Additions for tax positions of prior years	280	2,892
Additions for tax positions of current year	—	583
Release of contingencies	(3,755)	(13,709)

Balance at end of period	$—	$3,475

29.	Guarantees

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the year ended December 31, 2010, repurchases amounted to $1.0 million, compared to $13.7 million for the corresponding 2009 period. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2010 and 2009, the outstanding principal balance of such delinquent loans was $139.6 million and $154.2 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2010 and 2009, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.8 billion and $0.9 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion and $0.8 billion, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the years ended December 31, 2010 and 2009, the Company repurchased at fair value $28.6 million and $27.3 million, respectively, pursuant to recourse provisions.

Doral Financial’s reserve for its exposure to recourse amounted to $10.3 million and $9.4 million and the reserve for other credit-enhanced transactions explained above amounted to $9.0 million and $8.8 million as of December 31, 2010 and 2009, respectively.

The following table shows the changes in the Company’s liability for estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Year Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$9,440	$8,849
Net charge-offs / termination	(3,115)	(3,218)
Provision for recourse liability	3,939	3,809

Balance at end of period	$10,264	$9,440

30.	Unused lines of credit

At December 31, 2010 and 2009, the Company had an uncommitted line of credit of up to 30% of the assets reflected in the Consolidated Statement of Financial Condition of Doral Bank Puerto Rico and Doral Bank US. As of December 31, 2010 and 2009, the Company could draw an additional $2.4 billion and $2.2 billion, respectively. As a condition of drawing these additional amounts, the Company is required to pledge collateral for the amount of the draw plus a required over-collateralization amount. As of December 31, 2010 and 2009, the Company had pledgeable excess collateral of $0.7 billion and $0.3 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

31.	Financial Instruments with Off-Balance Sheet Risk

The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	December 31,
	2010	2009
	(In thousands)

Commitments to extend credit	$139,791	$85,124
Commitments to sell loans	64,751	76,176
Performance standby letter of credit	25	25

Total	$204,567	$161,325

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

The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative during the period between trade and settlement date.

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

32.	Commitments and Contingencies

Total minimum rental and operating commitments for leases in effect at December 31, 2010, were as follow:

(In thousands)

2011	$6,503
2012	5,426
2013	6,487
2014	5,120
2015	5,013
2016 and thereafter	25,340

$53,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Total rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $7.7 million, $7.2 million and $7.4 million, respectively.

Doral Financial and its subsidiaries are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business, including employment related matters. Management believes, based on the opinion of legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial statements of Doral Financial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

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

33.	Retirement and compensation plans

The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (“the Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and complete one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. The Company makes a matching contribution equal to $0.50 for every dollar of pre-tax contribution made by participants to the Plan with an annual compensation exceeding $30,000, up to 3% of the participant’s basic compensation, as defined. For those participants in the Plan with an annual compensation up to $30,000, the Company makes a matching contribution equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s basic compensation, as defined. Company matching contributions are invested following the employees investment direction for their own money. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2010, 2009 and 2008, amounted to approximately $436,000, $459,000 and $294,000, respectively.

As of December 31, 2010, 2009 and 2008 the Company had no defined benefit or post-employment benefit plans.

34.	Capital Stock and Additional Paid-In Capital

On September 29, 2003, and October 8, 2003, the Company issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% perpetual cumulative convertible preferred stock (the “convertible preferred stock”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. As of December 31, 2010 and 2009, there were 813,526 and 872,160 shares issued and outstanding, respectively. The convertible preferred stock ranks on parity with the Company’s 7.00% non-cumulative non-convertible monthly income preferred stock, Series A (the “7% preferred stock”), 8.35% non-cumulative non-convertible monthly income preferred stock, Series B (the “8.35% preferred stock”) and 7.25% non-cumulative non-convertible monthly income preferred stock, Series C (the “7.25% preferred stock”), with respect to dividend rights and rights upon liquidation, winding up or dissolution (see description below).

On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of convertible and non-convertible preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-convertible preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of convertible preferred stock.

During 2008, the Company paid dividends of $11.875 per share (an aggregate of $16.4 million), on the convertible preferred stock.

During the second quarter of 2002, the Company issued 4,140,000 shares of its 7.25% preferred stock at a price of $25.00 per share, its liquidation preference. As of December 31, 2010 and 2009, there were 2,716,005 and 3,579,202 shares issued and outstanding, respectively. The 7.25% preferred stock may be redeemed at the option of the Company beginning on May 31, 2007, at varying redemption prices starting at $25.50 per share.

On August 31, 2000, the Company issued 2,000,000 shares of its 8.35% preferred stock at a price of $25.00 per share, its liquidation preference. As of December 31, 2010 and 2009, there were 1,331,694 and 1,782,661 shares issued and outstanding, respectively. The 8.35% preferred stock may be redeemed at the option of the Company beginning on September 30, 2005, at varying redemption prices that start at $25.50 per share.

On February 22, 1999, the Company issued 1,495,000 shares of its 7% preferred stock at a price of $50.00 per share, its liquidation preference. As of December 31, 2010 and 2009, there were 950,166 and 1,266,827 shares issued and outstanding, respectively. The 7% preferred stock may be redeemed at the option of the Company beginning February 28, 2004, at varying redemption prices that start at $51.00 per share.

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

On March 15, 2010, the Company filed a registration statement on Form S-4 announcing its offer to exchange a stated amount of common stock for a limited number of its Convertible and Non-convertible Preferred Stocks. The transaction commenced on February 10, 2010 and expired on March 19, 2010. The transaction was settled on March 24, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The exchange by holders of shares of the non-convertible preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-convertible preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-convertible preferred stock retired was reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock issued. Upon the cancellation of such shares of non-convertible preferred stock acquired by the Company pursuant to the offer to exchange, the difference between the carrying (liquidation) value of shares of non-convertible preferred stock retired and the fair value of the exchange offer consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes.

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

Doral used the net proceeds from the placement of the shares in the Non-Contingent Tranche to provide additional capital to the Company to facilitate the Company (through its wholly owned subsidiary, Doral Bank PR) qualifying as a bidder for the acquisition of certain assets and assumption of certain liabilities of one or more banks from the FDIC, as receiver.

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

Accordingly, during the third quarter of 2010, the Company converted 285,002 shares of Preferred Stock into 60,000,386 shares of common stock. In addition, during the third quarter of 2010, Doral Holdings LLC, previously the controlling shareholder of Doral Financial, distributed its shares in Doral Financial to its investors and was dissolved. The Company is no longer a controlled company as a result of this conversion and the dissolution of Doral Holdings LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The Company had the following series of preferred stock prior to the settlement of the exchange offers:

	Shares
	Outstanding	Book Value
	(Dollars in thousands)

Non-convertible preferred stock:
Series A	1,495,000	$74,750
Series B	2,000,000	50,000
Series C	4,140,000	103,500
Convertible preferred stock	1,380,000	345,000

	9,015,000	$573,250

Results of the 2009 preferred stock exchange offers were as follows:

	Preferred		Book Value of
	Shares	Preferred Shares	Preferred Shares
	Exchange	After Exchange	After Exchange
	(Dollars in thousands)

Non-convertible preferred stock:
Series A	228,173	1,266,827	$63,341
Series B	217,339	1,782,661	44,567
Series C	560,798	3,579,202	89,480
Convertible preferred stock	507,840	872,160	218,040

	1,514,150	7,500,850	$415,428

Results of the 2010 preferred stock exchange offers were as follows:

	Preferred		Book Value of
	Shares	Preferred Shares	Preferred Shares
	Exchange	After Exchange	After Exchange
	(Dollars in thousands)

Non-convertible preferred stock:
Series A	316,661	950,166	$47,508
Series B	450,967	1,331,694	33,292
Series C	863,197	2,716,005	67,900
Convertible preferred stock	58,634	813,526	203,382

	1,689,459	5,811,391	$352,082

The ability of the Company to pay dividends in the future is limited by the consent order entered into with the Federal Reserve and by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors.

Current regulations limit the amount in dividends that Doral Bank PR and Doral Bank US may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank PR or Doral Bank US to fall below the regulatory capital requirements. The Federal Reserve Board has issued a policy statement that provides that insured banks and financial holding companies should generally pay dividends only out of current operating earnings. In addition, the Company’s consent order with the Federal Reserve does not permit the Company to receive dividends from Doral Bank PR unless the payment of such dividends has been approved by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Dividends paid from a U.S. subsidiary to certain qualifying corporations such as the Company are generally subject to a 10% withholding tax under the provisions of the U.S. Internal Revenue Code.

35.	Stock Option and Other Incentive Plans

Since 2003 Doral Financial commenced expensing the fair value of stock options granted to employees using the “modified prospective” method. Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. The Company estimates the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its adjustment for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate.

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

The Omnibus Plan was in effect from April 21, 2004 throughout 2008, and provided for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. The Compensation Committee had full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan had various limits and vesting restrictions that applied to individual and aggregate awards.

The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the year ended December 31, 2010 and 2009.

On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vest ratably over a five year period commencing with the grant date.

On June 25, 2010, the Board of Directors of Doral Financial Corporation approved and adopted a retention program for six of the Company’s officers (the “Retention Program”). Pursuant to the Retention Program, the Company granted 3,000,000 shares of the Company’s common stock as restricted stock to such officers. The restricted stock will vest in installments as long as at the time of vesting the employee has been continuously employed by the Company from the date of grant, as follows: 33% will vest 12 calendar months after the grant date, an additional 33% will vest 24 calendar months after the grant date, and the remaining 33% will vest 36 calendar months after the grant date. Notwithstanding the foregoing, 100% of the restricted stock will vest (i) upon the occurrence of a change of control of the Company; (ii) if the Company terminates the employee’s employment without cause or the employee terminates his or her employment for good reason (as defined in the agreement); or (iii) upon such employee’s death.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Stock-based compensation recognized was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Stock-based compensation recognized, net	$1,510	$94	$91

Unrecognized at end of period:
Stock options	$178	$250	$488

Restricted stock	$6,781	$—	$—

Changes in stock options for 2010, 2009 and 2008 are as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
	(In thousands)

Beginning of year	60,000	$13.70	80,000	$13.70	—	$—
Granted	—	—	—	—	80,000	13.70
Pre-vesting forfeitures	—	—	(20,000)	13.70	—	—

End of year	60,000	$13.70	60,000	$13.70	80,000	$13.70

Exercisable at period end	24,000	—	16,000	—	—	—

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.50
Expected volatility	39.00%
Expected dividend yield	—%
Risk-free interest rate	3.49%

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

Doral Financial’s nonvested restricted shares activity for the year ended December 31, 2010 are as follows:

		Weighted-Average
		Grant-Date Fair
Nonvested Restricted Shares	Shares	Value

Nonvested at December 31, 2009	—	$—
Granted	3,000,000	2.74

Nonvested at December 31, 2010	3,000,000	$2.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

During 2010, 2009 and 2008, no options were exercised.

As of December 31, 2010, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $7.0 million related to stock options and restricted stock granted. That cost is expected to be recognized over a period of 3 years for the stock options and the restricted stock. As of December 31, 2010, the total fair value of shares and restricted stock was $8.8 million.

36.	Losses Per Share Data

The reconciliation of the numerator and denominator of the losses per share follows:

	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Net Loss:
Net loss	$(291,894)	$(21,144)	$(318,259)
Non-convertible preferred stock dividend	—	(4,228)	(16,388)
Convertible preferred stock dividend	(9,109)	(11,613)	(16,911)
Effect of conversion of preferred stock(1)	26,585	(8,628)	—

Net loss attributable to common shareholders	$(274,418)	$(45,613)	$(351,558)

Weighted-Average Number of Common Shares Outstanding(2)	92,657,003	56,232,027	53,810,110

Net Loss per Common Share(3)	$(2.96)	$(0.81)	$(6.53)

(1)	The carrying value of the non-convertible preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued and the cash tendered (in 2009) amounted to $31.6 million and $23.9 million for the years ended December 31, 2010 and 2009, respectively, and was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million and $32.5 million for the years ended December 31, 2010 and 2009, respectively, was charged to retained earnings. As a result, both transactions impacted the net loss attributable to common shareholders.

(2)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive (loss) earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of December 31, 2010, there were granted 60,000 stock options and 3,000,000 shares of restricted stock that were also excluded from this computation for its antidilutive effect.

(3)	For the years ended December 31, 2010, 2009 and 2008, net loss per common share represents both the basic and diluted loss per common share, respectively, for each of the periods presented.

On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of convertible and non-convertible preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-convertible preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of convertible preferred stock.

For the year ended December 31, 2010, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, compared to 872,160 for the corresponding 2009 period. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

37.	Regulatory Requirements

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

Doral Bank US is a federally chartered savings bank regulated by the Office of Thrift Supervision (“OTS”). Its deposit accounts are also insured by the FDIC.

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

As of December 31, 2010, Doral Bank PR and Doral Bank US exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. The thresholds for a well capitalized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

institution prescribed by the FDIC’s regulations are, a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and the institution must not be subject to any written agreement or directive to meet a specific capital ratio.

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

As of December 31, 2010, Doral Bank PR exceeded the “well-capitalized” threshold under the regulatory framework for prompt corrective action. To exceed the “well-capitalized” threshold, Doral Bank PR must maintain Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

Doral Bank US is subject to substantially the same regulatory capital requirements of Doral Bank PR as set forth above. As of December 31, 2010, Doral Bank US was in compliance with the capital threshold for a “well-capitalized” institution.

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

Doral Financial’s, Doral Bank PR’s and Doral Bank US’s actual capital amounts and ratios are presented in the following table. Approximately $117.6 million (2009 — $124.1 million), $21.5 million (2009 — $24.1 million), and $1.7 million (2009 — $1.9 million) representing non-qualifying perpetual preferred stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral Financial, Doral Bank PR and Doral Bank US, respectively.

					The Well Capitalized Threshold
					Under Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)
	(Dollars in thousands)

As of December 31, 2010
Total capital (to risk weighted assets):
Doral Financial Consolidated	$811,046	14.5	$447,156	≥8.0	$	N/A	N/A
Doral Bank PR	$677,670	15.6	$346,676	≥8.0		$433,345	≥10.0
Doral Bank US	$14,532	11.0	$10,546	≥8.0		$13,183	≥10.0
Tier 1 capital (to risk weighted assets):
Doral Financial Consolidated	$740,387	13.3	$223,578	≥4.0	$	N/A	N/A
Doral Bank PR	$622,772	14.4	$173,338	≥4.0		$260,007	≥6.0
Doral Bank US	$14,058	10.7	$5,273	≥4.0		$7,910	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$740,387	8.6	$345,996	≥4.0	$	N/A	N/A
Doral Bank PR	$622,772	8.0	$311,915	≥4.0		$389,894	≥5.0
Doral Bank US	$14,058	6.5	$8,718	≥4.0		$10,897	≥5.0
As of December 31, 2009
Total capital (to risk weighted assets):
Doral Financial Consolidated	$941,333	15.1	$499,294	≥8.0		N/A	N/A
Doral Bank PR	$749,192	15.3	$391,985	≥8.0		$489,982	≥10.0
Doral Bank US	$14,261	16.6	$6,870	≥8.0		$8,587	≥10.0
Tier 1 capital (to risk weighted assets):
Doral Financial Consolidated	$862,427	13.8	$249,647	≥4.0		N/A	N/A
Doral Bank PR	$687,075	14.0	$195,993	≥4.0		$293,989	≥6.0
Doral Bank US	$13,865	16.2	$3,435	≥4.0		$5,152	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$862,427	8.4	$409,336	≥4.0		N/A	N/A
Doral Bank PR	$687,075	7.4	$373,234	≥4.0		$466,542	≥5.0
Doral Bank US	$13,865	13.0	$4,262	≥4.0		$5,327	≥5.0

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR, and Tier 1 capital to adjusted total assets in the case of Doral Bank US.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

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

As of December 31, 2010 and December 31, 2009, Doral Mortgage maintained $27.2 million and $24.4 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

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

38.	Fair Value of Assets and Liabilities

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

The Company discloses for interim and annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position.

Fair Value Hierarchy

The Company categorizes its financial instruments based on the priority of inputs to the valuation technique into a three level hierarchy described below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Determination of Fair Value

The Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy.

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

The Company relies on appraisals for valuation of collateral dependent impaired loans and other real estate owned. An appraisal of value is obtained at the time the loan is originated. New estimates of collateral value are obtained when a loan that has been performing becomes delinquent and is determined to be collateral dependent, and at the time an asset is acquired through foreclosure. Updated reappraisals are requested at least every two years for collateral dependent loans and other real estate owned.

Residential mortgage loans are considered collateral dependent when they are 180 days past due (collateral dependent residential mortgage loans are those past due loans whose borrowers’ financial condition has deteriorated to the point that Doral considers only the collateral when determining its allowance for loan loss estimate). An updated estimate of the property’s value is obtained when the loan in 180 days past due, and a second assessment of value is obtained when the loan is 360 days past due. The Company generally uses broker price opinions (“BPOs”) as an assessment of value of collateral dependent residential mortgage loans.

As it takes a period of time for commercial loan appraisals to be completed once they are ordered, Doral must at times estimate its allowance for loan and lease losses for an impaired loan using a dated, or stale, appraisal. As Puerto Rico has experienced some decrease in property values during its extended recession, the reported values of the stale appraisals must be adjusted to recognize the “fade” in market value. In order to estimate the value of collateral with stale appraisals, Doral has developed separate collateral price indices for small commercial loans and large commercial loans that are used to measure the market value fade in appraisals completed in one year to the current year. The indices provide a measure of how much the property value has changed from the year in which the most recent appraisal was received to the current year. In estimating its allowance for loan and lease losses on collateral dependent loans using outdated appraisals, Doral uses the original appraisal as adjusted for the estimated fade in property value less selling costs to estimate the current fair value of the collateral. That current adjusted estimated fair value is then compared to the reported investment, and if the adjusted fair value is less than reported investment, that amount is included in the allowance for loan and lease loss estimate.

Residential development construction loans that are collateral dependent present unique challenges to estimating the fair value of the underlying collateral. Residential development construction loans are partially completed with additional construction costs to be incurred, have units being sold and released from the construction loan, and may have additional land collateralizing the loan on which the developer hopes or expects to build additional units. Therefore, the value of the collateral is regularly changing and any appraisal has a limited useful life. Doral uses an internally developed estimate of value that considers Doral’s exit strategy of foreclosing and completing the construction started and selling the individual units constructed for residential buildings, and separately uses the most recent appraised value for any remnant land adjusted for the fade in value since the appraisal date as described above. This internally developed estimate is prepared in conjunction with a third party servicer of the portfolio who validates and determines the inputs used to arrive at the estimate of value (e.g. units sold, expected sales, cost to complete, etc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Once third party appraisals are obtained the previously estimated property values are updated with the actual values reflected in the appraisal and any additional loss incurred is recognized in the period when the appraisal is received. The internally developed collateral price index is also updated and any changes resulting from the update in the index are also recognized in the period.

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

Loans held for sale:  Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of December 31, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

involving similar assets in similar locations. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3.

For the fair value of loans receivable, not reported at fair value, loans are classified by type such as residential mortgage loans, commercial real estate, commercial and industrial, leases, land, and consumer loans. The fair value of residential mortgage loans is based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. For the syndicated commercial loans, the Company engages a third party specialist to assist with its valuation. The fair value of syndicated commercial loans is determined based on market information on trading activity. For all other loans, the fair value is estimated using discounted cash flow analyses, based on LIBOR and with adjustments that the Company believes a market participant would consider in determining fair value for like assets.

Servicing assets and interest-only strips:  The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained IOs. Servicing assets retained in a sale or securitization arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. Since 2007, the Company records mortgage servicing assets at fair value on a recurring basis. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For IOs the Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. IOs are recorded as securities held for trading. Fair value measurements of servicing assets and IOs use significant unobservable inputs and, accordingly, are classified as Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

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

Deposits:  Fair value is calculated considering the discounted cash flows based on brokered certificates of deposit curve and internally generated decay assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Securities Held for Trading
MBS	$766	$—	$—	$766	$893	$—	$—	$893
IOs	44,250	—	—	44,250	45,723	—	—	45,723
Derivatives	13	—	13	—	1,110	—	1,110	—

Total Securities Held for Trading	45,029	—	13	45,016	47,726	—	1,110	46,616
Securities Available for Sale
Agency MBS	1,142,973	—	1,141,281	1,692	918,271	—	916,441	1,830
CMO Government Sponsored Agencies	312,831	—	305,442	7,389	1,488,013	—	1,480,312	7,701
Non-Agency CMOs	7,192	—	—	7,192	270,600	—	—	270,600
Obligations U.S. Government Sponsored Agencies	34,992	—	34,992	—	48,222	—	48,222	—
P.R. Housing Bank	—	—	—	—	2,678	—	2,678	—
Other	7,077	—	—	7,077	61,393	—	59,743	1,650

Total Securities Available for Sale	1,505,065	—	1,481,715	23,350	2,789,177	—	2,507,396	281,781
Servicing Assets	114,342	—	—	114,342	118,493	—	—	118,493

	$1,664,436	$—	$1,481,728	$182,708	$2,955,396	$—	$2,508,506	$446,890

Liabilities:
Derivatives(1)	$5,418	$—	$5,418	$—	$12,596	$—	$12,596	$—

(1)	Included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The changes in Level 3 of assets for the years ended December 31, 2010 and 2009, measured at fair value on a recurring basis are summarized as follows:

	Year Ended December 31, 2010
		Net Losses	Net Gains (Losses)
	Balance,	Included	Included in Other
	Beginning	in the Statement	Comprehensive	Other	Balance, End
	of Year	of Operations	Income	Adjustments(4)	of Year
	(In thousands)

Securities held for trading:(1)
MBS	$893	$(127)	$—	$—	$766
IOs	45,723	(1,473)	—	—	44,250

Total securities held for trading	46,616	(1,600)	—	—	45,016
Securities available for sale:(2)
Agency MBS	1,830	—	63	(201)	1,692
CMO Government Sponsored Agencies	7,701	—	(114)	(198)	7,389
Non-Agency CMOs	270,600	(150,685)	143,783	(256,506)	7,192
Other	1,650	—	224	5,203	7,077

Total securities available for sale	281,781	(150,685)	143,956	(251,702)	23,350
Servicing Assets(3)	118,493	(12,087)	—	7,936	114,342

	$446,890	$(164,372)	$143,956	$(243,766)	$182,708

	Year Ended December 31, 2009
		Net Gains (Losses)	Net Gains (Losses)
	Balance,	Included in the	Included in Other
	Beginning	Statement of	Comprehensive	Other	Balance, at
	of Year	Operations	Loss	Adjustments(4)	End of year
	(In thousands)

Securities held for trading:(1)
MBS	$731	$162	$—	$—	$893
IOs	52,179	(6,456)	—	—	45,723

Total securities held for trading	52,910	(6,294)	—	—	46,616
Securities available for sale:(2)
Agency MBS	28,916	171	199	(27,456)	1,830
CMO Government Sponsored Agencies	7,689	—	252	(240)	7,701
Non-Agency CMOs	352,079	(27,577)	(7,901)	(46,001)	270,600
Other	1,950	—	(300)	—	1,650

Total securities available for sale	390,634	(27,406)	(7,750)	(73,697)	281,781
Servicing Assets(3)	114,396	(3,131)	—	7,228	118,493

	$557,940	$(36,831)	$(7,750)	$(66,469)	$446,890

(1)	Securities held for trading classified as Level 3 include IOs and residual CMO certificates. Change in fair value is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as net gain (loss) on trading activities, which includes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

$8.8 million and $2.8 million of changes in fair value of IOs and $0.1 million of changes in fair value of residual CMO certificates for the years ended December 31, 2010 and 2009, respectively. Amortization of IO is recognized as part of interest income on interest-only strips and includes $10.3 million and $9.3 million for the years ended December 31, 2010 and 2009, respectively.

(2)	Level 3 securities available for sale include non-agency and agency CMOs, certain agency mortgage-backed securities and other securities not actively traded. OTTI is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities, which includes $1.3 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively.

(3)	Change in fair value of servicing assets is recognized as part of non-interest income in the Company’s Consolidated Statement of Operations as servicing income for the periods presented. The change in fair value is net of the adjustment related to the repurchase of $102.8 million and $178.7 million in principal balance of mortgage loans serviced for others for the years ended December 31, 2010 and 2009, respectively. Capitalization of servicing assets is recognized as part of non-interest income (loss) as net gain on mortgage loan sales and fees, which includes $8.2 million and $7.4 million for the years ended December 31, 2010 and 2009, respectively.

(4)	Other adjustments include purchases, sales, principal repayments, amortization of premium and discount, and transfers from Level 3 of securities available for sale. Other adjustments also include the capitalization of servicing assets.

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

	Carrying
	Value	Level 3
	(In thousands)

December 31, 2010
Loans receivable(1)	$266,093	$266,093
Real estate held for sale(2)	70,335	70,335
Other assets(3)	2,275	2,275

Total	$338,703	$338,703

December 31, 2009
Loans receivable(1)	$196,726	$196,726
Real estate held for sale(2)	66,042	66,042

Total	$262,768	$262,768

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

(3)	Represents the carrying value of CB, LLC assets for which adjustments are based on the appraised value of land and the remaining housing units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

	Location of
	Loss Recognized in the	Loss For the Year Ended December 31,
	Statement of Operations	2010	2009
		(In thousands)

Loans receivable	Provision for loan and lease losses	$56,929	$9,433
Real estate held for sale	Other expenses	$34,622	$13,372
Other assets	Occupancy expenses	$482	$—

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of December 31, 2010 and 2009. The amounts in the disclosure have not been updated since year end, therefore, the valuations may have changed significantly since that point in time. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

For assets measured at fair value on a nonrecurring basis during 2010 that were still hold on the balance sheet at December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets of portfolios at period end.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$355,819	$355,819	$725,277	$725,277
Other interest-earning assets	156,607	156,607	95,000	95,000
Securities held for trading(1)	45,029	45,029	47,726	47,726
Securities available for sale	1,505,065	1,505,065	2,789,177	2,789,177
Loans held for sale(2)	319,269	325,655	320,930	326,108
Loans receivable	5,464,919	5,179,879	5,375,034	5,015,141
Servicing assets	114,342	114,342	118,493	118,493
Financial liabilities:
Deposits	$4,618,475	$4,685,730	$4,643,021	$4,684,443
Securities sold under agreements to repurchase	1,176,800	1,218,280	2,145,262	2,213,755
Advances from FHLB	901,420	923,266	1,606,920	1,655,258
Other short-term borrowings	—	—	110,000	110,024
Loans payable	304,035	304,035	337,036	337,036
Notes payable	513,958	482,441	270,838	262,585
Derivatives(3)	5,418	5,418	12,596	12,596

(1)	Includes derivatives of $13,000 and $1.1 million for December 31, 2010 and 2009, respectively.

(2)	Includes $153.4 million and $128.6 million for December 31, 2010 and 2009, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

(3)	Includes $0.7 million and $1.9 million of derivatives held for trading purposes and $4.7 million and $10.7 million of derivatives held for purposes other than trading, for December 31, 2010 and 2009, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

39.	Derivatives

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

Doral Financial accounts for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. The fair value of derivatives accounted as hedges is also reported net of accrued interest and included in other liabilities in the Consolidated Statement of Financial Position. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as other liabilities in the Consolidated Statement of Financial Position.

As of December 31, 2010 and 2009, the Company had the following derivative financial instruments outstanding:

	December 31,
	2010			2009
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset(1)	Liability(2)	Amount	Asset(1)	Liability(2)
	(In thousands)

Cash Flow Hedges:
Interest rate swaps	$74,000	$—	$(4,677)	$305,000	$—	$(10,691)
Other Derivatives (non hedges):
Interest rate caps	210,000	13	—	270,000	777	—
Forward contracts	100,000	—	(741)	210,000	333	(1,905)

Total	$384,000	$13	$(5,418)	$785,000	$1,110	$(12,596)

(1)	Fair value included as part of “Securities held for trading” in the Company’s Statement of Financial Condition.

(2)	Fair value included as part of “Accrued expenses and other liabilities” in the Company’s Statement of Financial Condition.

Cash Flow Hedges

As of December 31, 2010 and 2009, the Company had $74.0 million and $305.0 million, respectively, outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2011 and November 2012 (2009 — July 2010 — November 2012). The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the year ended December 31, 2010, the Company recognized $0.3 million of ineffectiveness for the interest rate swaps designated as cash flow hedges. For the year ended December 31, 2009 no inefectiveness was recognized. As of December 31, 2010 and 2009, accumulated other comprehensive income (loss) included unrealized losses on cash flow hedges of $3.2 million and $7.6 million, respectively, of which the Company expects to reclassify approximately $3.0 million and $7.2 million, respectively, against earnings during the next twelve months.

Doral Financial’s interest rate swaps had weighted average receive rates of 0.29% and 0.25% and weighted average pay rates of 4.60% and 3.53% at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the years ended December 31, 2010 and 2009.

Loss Reclassified
	Location of Loss				from Accumulated
	Reclassified from				Other
	Accumulated Other			Accumulated Other	Comprehensive
	Comprehensive Income (Loss)	Notional	Fair	Comprehensive	Income (Loss) to
	to Income	Amount	Value	Income	Income
(In thousands)

December 31, 2010
Interest rate swaps	Interest expense — Advances from FHLB	$74,000	$(4,677)	$4,375	$(6,884)

December 31, 2009
Interest rate swaps	Interest expense — Advances from FHLB	$305,000	$(10,691)	$6,063	$(8,756)

Trading and Non-Hedging Activities

The following table summarizes the total derivatives positions at December 31, 2010 and 2009, respectively, and their different designations. It also includes net gains (losses) on derivative positions for the periods indicated.

	Location of
	Gain (Loss) Recognized	December 31, 2010
	in the Consolidated	Notional	Fair	Net Gain (Loss)
	Statement of Operations	Amount	Value	for the Year
	(In thousands)

Derivatives not designated as cash flow hedges:
Interest rate swaps	Net gain (loss) on trading activities	$—	$—	$15
Interest rate caps	Net gain (loss) on trading activities	210,000	13	(764)
Forward contracts	Net gain (loss) on trading activities	100,000	(741)	5,614

		$310,000	$(728)	$4,865

	Location of
	Gain (Loss) Recognized	December 31, 2009
	in the Consolidated	Notional	Fair	Net Gain
	Statement of Operations	Amount	Value	for the Year
	(In thousands)

Derivatives not designated as cash flow hedges:
Interest rate swaps	Net gain (loss) on trading activities	$—	$—	$247
Interest rate caps	Net gain (loss) on trading activities	270,000	777	490
Forward contracts	Net gain (loss) on trading activities	210,000	(1,572)	2,836

		$480,000	$(795)	$3,573

Doral Financial held $310.0 million and $480.0 million in notional value of derivatives not designated as hedges at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of December 31, 2010 and 2009, the Company had outstanding interest rate caps with a notional amount of $210.0 million and $270.0 million, respectively.

The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line. During the second quarter of 2009, the Company entered into an additional forward contract to create an economic hedge on its MSR. The notional amount of this additional forward contract as of December 31, 2010 and 2009 was $50.0 million and $165.0 million, respectively. As of December 31, 2010 and 2009, the Company had forwards hedging its warehousing line with a notional amount of $50.0 million and $45.0 million, respectively. For the years ended December 31, 2010 and 2009, the Company recorded gains of $5.6 million and $2.8 million, respectively, on forward contracts which included gains of $7.5 million and $5.2 million, respectively, related to the economic hedge on the MSR.

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

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at December 31, 2010 and 2009 was not considered material.

40.	Variable Interest Entities

In June 2009, the FASB revised authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). A variable interest entity is an entity that by design possesses the following characteristics:

•	The equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support.

•	As a group, the holders of equity investment at risk do not possess: (i) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; or (ii) the obligation to absorb expected losses or the right to receive the expected residual returns of the entity; or (iii) symmetry between voting rights and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights (e.g., structures with nonsubstantive voting rights).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

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

Special Purpose Entities:  The Company is involved with two special purpose entities that are deemed to be VIEs:

•	The Company sold an asset portfolio to a third party on July 29, 2010, consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which has a 10-year maturity and a fixed interest rate of 8.0% per annum and permits interest capitalization for the first 18 months. This financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets. As of December 31, 2010, the carrying amount of the note receivable was $96.9 million and is classified in loans receivable in the Consolidated Statement of Financial Condition.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10- year maturity and a fixed interest rate of 8.0% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties. As of December 31, 2010, the carrying amount of the line of credit is $0.8 million and is classified in loans receivable in the Consolidated Statement of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The Company has determined that the acquirer is a VIE and that the Company is not its primary beneficiary. The assets of the acquirer are comprised of the transferred asset portfolio in addition to $10.2 million of in-kind capital contribution provided by a single third party. The sole equity holder has unconditionally committed to contribute an additional $7.0 million of capital over the next six years.

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

The transfer of the portfolio, consisting of construction loans and real estate assets, was accounted for as a sale. The note receivable was recognized at its initial fair value of $96.9 million. The initial fair value measurement of the note receivable was determined using discount rate adjustment techniques with significant unobservable (Level 3) inputs. Management based its fair value estimate using cash flows forecasted considering the initial and future loan advances, when the various construction project units would be complete, current absorption rates of new housing in Puerto Rico, and a market interest rate that reflects the estimated credit risk of the acquirer and the nature of the loan collateral. Doral considered the loans to be construction loans for the purposes of determining a market rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

The classifications of assets and liabilities on the Company’s Statement of Financial Condition associated with our consolidated VIE follows:

December 31, 2010
(In thousands)

Carrying amount
Cash and other interest-earning assets	$51,828
Loans receivable	401,723
Allowance for loan and lease losses	(2,388)
Other assets	9,795

Total assets	460,958
Notes payable (third party liability)	249,822
Other liabilities	2,934

Total liabilities	252,756

Net assets	$208,202

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

	December 31,
	2010	2009
	(In thousands)

Carrying amount
Servicing assets	$15,201	$15,878
Available for sale securities:
Non-agency CMO	11,108	11,568
Loans receivable:
Construction and land	437,378	523,348
Maximum exposure to loss (1)
Servicing assets	$15,201	$15,878
Available for sale securities:
Non-agency CMO(2)	11,108	11,568
Loans receivable:
Construction and land	437,378	523,348

(1)	Maximum exposure to loss is a required disclosure under GAAP and represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

(2)	Refers to book value of residual interest from two private placements (Refer to Note 7 for additional information). These transactions are structured without recourse, so as servicers our exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the SPE’s assets.

41.	Segment Information

The Company operates in three reportable segments: mortgage banking activities, banking (including thrift operations) and insurance agency activities. The Company’s segment reporting is organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

are aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area and since the third quarter of 2010 in the north west area of Florida.

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

On December 16, 2008, Doral Investment was organized to become a new subsidiary of Doral Bank PR. On February 2, 2010, Doral Investment was granted license to operate as an international banking entity under the IBC Act. Doral Investment is not currently operational.

The accounting policies followed by the segments are the same as those described in Note 2.

The following tables present net interest income, provision for loan and lease losses, non-interest income (loss), (loss) income before income taxes, net income (loss) and identifiable assets for each of the Company’s reportable segments for the periods presented.

	Year Ended December 31, 2010
	Mortgage		Insurance	Intersegment
	Banking	Banking	Agency	Eliminations(1)	Total
	(In thousands)

Net interest income	$7,491	$146,860	$—	$6,253	$160,604
Provision for loan and lease losses	5,011	93,964	—	—	98,975
Non-interest income (loss)	45,019	(44,717)	13,306	(27,684)	(14,076)
(Loss) income before income taxes	(22,101)	(252,853)	10,679	(12,736)	(277,011)
Net income (loss)	(23,625)	(261,857)	6,324	(12,736)	(291,894)
Identifiable assets	1,741,104	7,957,966	11,850	(1,064,566)	8,646,354

	Year Ended December 31, 2009
	Mortgage		Insurance	Intersegment
	Banking	Banking	Agency	Eliminations(1)	Total
	(In thousands)

Net interest income	$14,657	$149,317	$—	$3,653	$167,627
Provision for loan and lease losses	249	53,414	—	—	53,663
Non-interest income	46,084	62,949	12,024	(33,856)	87,201
Income (loss) before income taxes	4,056	(33,451)	9,619	(22,845)	(42,621)
Net income (loss)	26,197	(32,282)	8,031	(23,090)	(21,144)
Identifiable assets	1,654,586	9,480,008	17,368	(920,010)	10,231,952

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

	Year Ended December 31, 2008
	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations(1)	Totals
	(In thousands)

Net interest income	$17,381	$157,977	$—	$—	$2,123	$177,481
Provision for loan and lease losses	3,334	45,522	—	—	—	48,856
Non-interest income	35,473	56,357	144	12,801	(25,246)	79,529
(Loss) income before income taxes	(15,863)	(11,655)	(129)	10,030	(14,641)	(32,258)
Net (loss) income	(186,325)	(123,402)	(141)	6,250	(14,641)	(318,259)
Identifiable assets	1,692,845	9,204,200	1,659	28,060	(787,897)	10,138,867

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

	Year Ended December 31, 2010
	Puerto Rico	Mainland U.S.	Eliminations	Totals
	(In thousands)

Net interest income	$142,792	$16,963	$849	$160,604
Provision for loan and lease losses	96,049	2,926	—	98,975
Non-interest (loss) income	(18,044)	4,925	(957)	(14,076)
(Loss) income before income taxes	(280,258)	3,247	—	(277,011)
Net (loss) income	(293,176)	1,282	—	(291,894)
Identifiable assets	8,185,181	1,051,192	(590,019)	8,646,354

	Year Ended December 31, 2009
	Puerto Rico	Mainland U.S.	Eliminations	Totals
	(In thousands)

Net interest income	$159,419	$8,045	$163	$167,627
Provision for loan and lease losses	51,067	2,596	—	53,663
Non-interest income	86,200	1,273	(272)	87,201
Loss before income taxes	(40,296)	(2,325)	—	(42,621)
Net (loss) income	(21,699)	800	(245)	(21,144)
Identifiable assets	10,137,416	504,786	(410,250)	10,231,952

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

		Year Ended December 31, 2008
	Puerto Rico	Mainland U.S.	Eliminations	Totals
	(In thousands)

Net interest income	$168,381	$8,930	$170	$177,481
Provision for loan and lease losses	48,146	710	—	48,856
Non-interest income	77,524	2,402	(397)	79,529
(Loss) income before income taxes	(37,553)	5,283	12	(32,258)
Net (loss) income	(320,811)	2,540	12	(318,259)
Identifiable assets	10,056,158	235,323	(152,614)	10,138,867

42. Quarterly Results of Operations

Financial data showing results for each of the quarters in 2010, 2009 and 2008 are presented below. These results are unaudited. In the opinion of management all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement have been included:

	1st	2nd	3rd	4th
	(In thousands, except per share data)

2010
Interest income	$109,228	$101,077	$98,883	$92,333
Net interest income	43,761	40,065	39,171	37,607
Provision for loan and lease losses	13,921	44,617	19,335	21,102
Non-interest income (loss)	36,584	(120,190)	41,710	27,820
Loss before income taxes	(974)	(228,824)	(15,116)	(32,097)
Net loss	(3,503)	(233,311)	(19,012)	(36,068)
Net income (loss) attributable to common shareholders	21,218	(235,726)	(21,427)	(38,483)
Earnings (loss) per common share(1)	0.34	(3.50)	(0.19)	(0.30)
2009
Interest income	$116,494	$114,578	$113,403	$113,790
Net interest income	36,070	42,090	43,609	45,858
Provision for loan and lease losses	23,625	10,133	4,879	15,026
Non-interest income	1,583	19,131	26,888	39,599
(Loss) income before income taxes	(46,398)	(4,438)	6,354	1,861
Net (loss) income	(46,290)	8,216	13,209	3,721
Net (loss) income attributable to common shareholders	(54,615)	14,524	10,000	(16,865)
(Loss) earnings per common share(1)	(1.01)	0.27	0.17	(0.29)
2008
Interest income	$128,108	$135,646	$132,816	$128,104
Net interest income	39,044	48,855	47,040	42,542
Provision for loan and lease losses	4,786	10,683	7,209	26,178
Non-interest income	17,379	24,895	11,921	25,334
(Loss) income before income taxes	(2,926)	7,441	(696)	(36,077)
Net (loss) income	(2,298)	1,642	(1,756)	(315,847)
Net loss attributable to common shareholders	(10,623)	(6,683)	(10,080)	(324,172)
Loss per common share(1)	(0.20)	(0.12)	(0.19)	(6.02)

(1)	For each of the quarters in 2010, 2009 and 2008, (loss) earnings per common share represents the basic and diluted (loss) earnings per common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

43. Doral Financial Corporation (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the holding company only as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010, 2009 and 2008.

Doral Financial Corporation
(Parent Company Only)

Statement of Financial Condition

	As of December 31,
	2010	2009
	(In thousands)

Assets:
Cash and due from banks	$32,643	$44,423
Other interest-earning assets	45,653	—
Investment securities:
Trading securities, at fair value	44,250	45,723
Securities available for sale, at fair value	7,193	53,736

Total investment securities	51,443	99,459

Loans held for sale, at lower of cost or market	121,239	142,315
Loans receivable, net	333,254	362,402
Premises and equipment, net	2,866	3,559
Real estate held for sale, net	26,404	41,097
Deferred tax asset	94,949	94,649
Other assets	43,720	49,116
Investments in subsidiaries, at equity	674,801	629,334

Total assets	$1,426,972	$1,466,354

Liabilities and Stockholders’ Equity
Loans payable	$304,035	$337,036
Notes payable	218,291	223,818
Accounts payable and other liabilities	42,451	30,456
Stockholders’ equity	862,195	875,044

Total liabilities and stockholders’ equity	$1,426,972	$1,466,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial Corporation
(Parent Company Only)

Statement of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income:
Dividends from subsidiaries	$11,900	$18,000	$—
Interest income	33,008	41,774	64,062
Net credit related OTTI losses	(705)	(1,191)	(920)
Net gain on mortgage loans sales and fees	165	68	305
Net gain on trading activities	8,807	2,780	5,853
Net gain on investment securities	—	953	143
Servicing income (loss)	5	(466)	(869)
Other income	66	119	102

Total income	$53,246	$62,037	$68,676

Expenses:
Interest expense	$23,742	$27,298	$44,699
Loan servicing, administrative and general expenses	52,634	36,225	39,087
Provision for loans and leases losses	5,011	249	3,334

Total expenses	81,387	63,772	87,120

Loss before income taxes	(28,141)	(1,735)	(18,444)
Income tax benefit	(297)	(22,855)	176,165
Equity in undistributed losses of subsidiaries	(264,050)	(42,264)	(123,650)

Net loss	$(291,894)	$(21,144)	$(318,259)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial Corporation
(Parent Company Only)

Statement of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(291,894)	$(21,144)	$(318,259)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses of subsidiaries	252,150	24,264	123,650
Depreciation and amortization	327	511	1,346
Provision for loan and lease losses	5,011	249	3,334
Provision for OREO losses	11,487	4,357	1,617
Provision for claim receivable	4,248	—	8,640
Stock-based compensation recognized	1,510	94	91
Deferred tax (benefit) provision	(297)	(9,926)	175,915
Loss on sale of LBI	445	—	—
Gain on sale of premises and equipment	—	(67)	—
Loss (gain) on sale of real estate held for sale	1,884	(578)	(1,192)
Gain on sale of assets to be disposed of by sale	—	—	(23)
(Accretion of discounts) amortization of premium on loans, investments	(339)	2,738	(659)
Principal repayment and sales of loans held for sale	28,617	58,283	36,315
Net OTTI losses	705	1,191	920
Gain on sales of securities	—	(953)	(137)
Unrealized gain on trading securities	—	—	(209)
Decrease in trading securities	—	—	2,023
Amortization and net gain in the fair value of IOs	1,473	6,456	(251)
Dividends received from subsidiaries	11,900	18,000	—
(Increase) decrease in prepaid expenses and other assets	(41,309)	(194)	184,427
Increase (decrease) in accounts payable and other liabilities	2,887	(22,750)	(9,163)

Total adjustments	280,699	81,675	526,644

Net cash (used in) provided by operating activities	(11,195)	60,531	208,385

Cash flows from investing activities:
Purchase of securities available for sale	$—	$(43,953)	$(254,089)
Principal repayments and sales of securities available for sale	46,335	106,424	(27,846)
Repurchases and disbursements of loans receivable	(30,153)	(27,685)	(32,416)
Principal repayment of loans receivable	5,711	57,400	141,053
Additions to premises and equipment	(11)	(5)	—
Proceeds from sale of premises and equipment	—	573	801
Proceeds from assets to be disposed of by sale	—	—	544
Proceeds from sales of real estate held for sale	14,800	18,946	16,589
Contribution of investment	(168,631)	(118,545)	(182,937)

Net cash used in investing activities	(131,949)	(6,845)	(338,301)

Cash flows from financing activities:
Decrease in securities sold under agreements to repurchase	$—	$—	$(7,035)
Decrease in loans payable	(33,001)	(29,740)	(35,925)
Decrease in notes payable	(5,879)	(5,442)	(5,037)
Issuance of common stock, net	171,000	—	—
Payment associated with conversion of preferred stock	—	(4,972)	—
Dividends paid	—	(8,325)	(33,299)

Net cash provided by (used in) financing activities	132,120	(48,479)	(81,296)

Net (decrease) increase in cash and cash equivalents	$(11,024)	$5,207	$(211,212)
Cash and cash equivalents at beginning of year	44,423	39,216	250,428

Cash and cash equivalents at the end of year	$33,399	$44,423	$39,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
DORAL FINANCIAL CORPORATION — (Continued)

During 2010, 2009 and 2008, the parent company contributed capital amounting to $193.9 million, $119.8 million and $182.9 million, respectively, to Doral Bank PR. This capital infusion was approved by the Board of Directors of Doral Financial.

During 2010 and 2009, the parent company received dividends amounting to $11.9 million and $18.0 million from Doral Insurance.

As a state non-member bank, Doral Bank PR’s ability to pay dividends is limited by the Puerto Rico Banking Law which requires that a reserve fund be maintained in an amount equal to at least 20% of the outstanding capital of the institution. The payment of dividends by Doral Bank PR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels described in Note 37, above.

Savings banks, such as Doral Bank US, that meet all applicable capital requirements may make distributions in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income from the preceding two years, without an application to the OTS. See Note 34, for additional information regarding restrictions to pay dividends.

44. Subsequent Events

New Puerto Rico Tax Code.  On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the PR Code ineffective, for the most part, for years commenced after December 31, 2010. The most significant impact on Corporations of the 2011 Code is the reduction in the maximum statutory corporate income tax rate from 39% to 30% for years commenced after December 31, 2010 and ending before January 1, 2014; if the Government meets its income generation and expense control goals, for years commenced after December 31, 2013, the maximum corporate tax rate will be 25%. The 2011 Code eliminated the special 5% surtax on corporations for tax year 2011. The Company is evaluating the impact of the tax reform on its results of operations, however the change in the statutory tax rate will result in a reduction in the net deferred tax asset with a corresponding charge to deferred tax expense during the first quarter of 2011. A corporation may elect to be subject to the provisions of the PR Code by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. Once the election is made, it will be effective for such year and the next 4 succeeding years.

Advances from FHLB restructure.  In January 2011, the Company entered into an agreement with the FHLB to restructure $555.4 million of its non-callable term advances, reducing the average interest rate on those restructured advances to 1.7% from 4.1% and extending the average maturities to 39 months from 14 months. This transaction resulted in a $22.0 million fee paid to the FHLB.