Form 10-Q
period 2011-03-31
DORAL FINANCIAL CORP
filed 2011-05-16
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 127,293,756 outstanding as of May 4, 2011.

DORAL FINANCIAL CORPORATION
INDEX PAGE

2

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31,	December 31,
(Dollars in thousands, except for share data)	2011	2010
Assets
Cash and due from banks	$324,074	$353,177

Other interest-earning assets	—	30,034

Restricted cash and due from banks and other interest-earning assets	162,451	129,215

Securities held for trading, at fair value	42,560	45,029
Securities available for sale, at fair value (includes $729,405 and $743,843 pledged as collateral at March 31, 2011 and December 31, 2010, respectively, that may be repledged)	1,418,832	1,505,065
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	77,412	78,087

Total investment securities	1,538,804	1,628,181
Loans:
Loans held for sale, at lower of cost or market (includes $119,771 and $121,988 pledged as collateral at March 31, 2011 and December 31, 2010, respectively, that may be repledged)	305,471	319,269
Loans receivable (includes $178,511 and $180,447 pledged as collateral at March 31, 2011 and December 31, 2010, respectively, that may be repledged)	5,539,182	5,588,812
Less: Unearned interest	(178)	(241)
Less: Allowance for loan and lease losses	(120,204)	(123,652)

Total net loans receivable	5,418,800	5,464,919

Total loans, net	5,724,271	5,784,188

Accounts receivable	31,422	28,704
Mortgage-servicing advances	48,127	51,462
Accrued interest receivable	38,961	38,774
Servicing assets, net	116,299	114,342
Premises and equipment, net	104,176	104,053
Real estate held for sale, net	103,767	100,273
Deferred tax asset (“DTA”)	103,701	105,712
Other assets	168,043	178,239

Total assets	$8,464,096	$8,646,354

Liabilities
Deposits:
Non-interest-bearing deposits	$265,214	$258,230
Other retail interest-bearing deposits	1,983,913	2,000,991
Brokered certificates of deposit	2,237,121	2,359,254

Total deposits	4,486,248	4,618,475
Securities sold under agreements to repurchase	1,176,800	1,176,800
Advances from FHLB	865,363	901,420
Loans payable	298,598	304,035
Notes payable	512,513	513,958
Accrued expenses and other liabilities	263,869	269,471

Total liabilities	7,603,391	7,784,159
Commitments and contingencies (Refer to Note 25 and 26)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at March 31, 2011 and at December 31, 2010, respectively
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 127,293,756 shares issued and outstanding at March 31, 2011 and at December 31, 2010, respectively	1,273	1,273
Additional paid-in capital	1,219,940	1,219,280
Legal surplus	23,596	23,596
Accumulated deficit	(737,290)	(738,199)
Accumulated other comprehensive income, net of income tax expense of $649 and $1,332 at March 31, 2011 and December 31, 2010, respectively	1,104	4,163

Total stockholders’ equity	860,705	862,195

Total liabilities and stockholders’ equity	$8,464,096	$8,646,354

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended
	March 31,
(In thousands, except for per share data)	2011	2010
Interest income:
Loans	$80,065	$81,433
Mortgage-backed securities (“MBS”)	11,056	23,247
Interest-only strips (“IOs”)	1,470	1,543
Investment securities	99	865
Other interest-earning assets	1,301	2,140

Total interest income	93,991	109,228
Interest expense:
Deposits	26,899	26,700
Securities sold under agreements to repurchase	9,120	18,024
Advances from FHLB	6,608	13,973
Other short-term borrowings	—	11
Notes payable	6,652	5,110
Loans payable	1,542	1,649

Total interest expense	50,821	65,467

Net interest income	43,170	43,761
Provision for loan and lease losses	2,590	13,921

Net interest income after provision for loan and lease losses	40,580	29,840
Non-interest income:
Total other-than-temporary impairment (“OTTI”) losses	—	(40,195)
Portion of loss recognized in other comprehensive income (before taxes)	—	26,936

Net credit related OTTI losses	—	(13,259)
Net gain on trading activities	1,935	1,774
Net gain on mortgage loan sales and fees	2,520	2,566
Servicing income (net of mark-to-market adjustments)	8,900	6,744
Net loss on early repayment of debt	—	(476)
Net gain on investment securities	2,853	26,414
Retail banking fees	7,007	7,143
Insurance agency commissions	2,223	2,380
Other income	3,186	3,298

Total non-interest income	28,624	36,584
Non-interest expenses:
Compensation and benefits	18,293	16,435
Professional services	8,637	13,792
FDIC insurance expense	4,356	5,191
Communication expenses	4,004	3,944
Occupancy expenses	4,340	3,981
EDP expenses	3,275	3,779
Depreciation and amortization	3,203	3,147
Taxes, other than payroll and income taxes	2,876	2,564
Corporate Insurance	1,570	1,262
Other	6,175	6,812

	56,729	60,907
OREO expenses and other reserves:
Other real estate owned (“OREO”) expenses	1,963	4,597
Foreclosure expenses	1,370	449
Provisions for other credit related expenses	722	1,445

	4,055	6,491

Total non-interest expenses	60,784	67,398

Income (loss) before income taxes	8,420	(974)
Income tax expense	5,096	2,529

Net income (loss)	$3,324	$(3,503)

Net income attributable to common shareholders(1)	$909	$21,218

Net income per common share(1)(2)	$0.01	$0.34

(1)	For the quarter ended March 31, 2010, net income per common share included $26.6 million related to the effect of the preferred stock exchange. Refer to Note 28 for additional information.

(2)	For the quarters ended March 31, 2011 and 2010, net income per common share represents the basic and diluted income per common share, respectively. Refer to Note 28 for additional information.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Quarters Ended
	March 31,
(In thousands)	2011	2010
Preferred Stock:
Balance at beginning of period	$352,082	$415,428
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	(48,687)
Cumulative convertible	—	(14,659)

Balance at end of period	352,082	352,082

Common Stock:
Balance at beginning of period	1,273	621
Common stock issued/converted:
Noncumulative nonconvertible	—	40
Cumulative convertible	—	12

Balance at end of period	1,273	673

Additional Paid-In Capital:
Balance at beginning of period	1,219,280	1,010,661
Stock-based compensation recognized	660	17
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	17,010
Cumulative convertible	—	19,699

Balance at end of period	1,219,940	1,047,387

Legal Surplus	23,596	23,596

Accumulated Deficit:
Balance at beginning of period	(738,199)	(463,781)
Net income (loss)	3,324	(3,503)
Dividends accrued on preferred stock	(2,415)	(1,864)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	—	31,637
Cumulative convertible	—	(5,052)

Balance at end of period	(737,290)	(442,563)

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period	4,163	(111,481)
Other comprehensive loss, net of deferred tax	(3,059)	(7,343)

Balance at end of period	1,104	(118,824)

Total stockholders’ equity	$860,705	$862,351

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarters Ended
	March 31, 2011
(In thousands)	2011	2010
Net income (loss)	$3,324	$(3,503)

Other comprehensive loss, before tax:

Unrealized (losses) gains on securities arising during the period	(2,350)	24,041
Non-credit portion of OTTI losses	—	(26,936)
Reclassification of net realized gains included in net income (loss)	(2,124)	(7,577)

Other comprehensive loss on investment securities, before tax	(4,474)	(10,472)

Income tax benefit related to investment securities	683	1,571

Other comprehensive loss on investment securities, net of tax	(3,791)	(8,901)

Other comprehensive income on cash flow hedges(1)	732	1,558

Other comprehensive loss	(3,059)	(7,343)

Comprehensive income (loss)	$265	$(10,846)

Accumulated other comprehensive income (loss), net of tax

Other comprehensive income (loss) on investment securities	$6,518	$(24,146)

Other comprehensive losses on investment securities on which OTTI has been recognized	(2,897)	(88,612)

Total other comprehensive income (loss) on investment securities	3,621	(112,758)
Other comprehensive loss on cash flow hedge(1)	(2,517)	(6,066)

Total accumulated other comprehensive income (loss), net of tax	$1,104	$(118,824)

(1)	For the quarters ended March 31, 2011 and 2010, other comprehensive loss on cash flow hedges includes $1.5 million and $2.4 million related to a deferred tax asset valuation allowance.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,324	$(3,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	660	17
Depreciation and amortization	3,203	3,147
Mark-to-market adjustment of servicing assets	140	2,004
Deferred tax expense	2,723	2,254
Provision for loan and lease losses	2,590	13,921
Provision for OREO losses	768	3,914
Loss (gain) on sale of OREO	210	(17)
Net premium amortization (discount accretion) on loans, investment securities and debt	4,041	5,357
Origination and purchases of loans held for sale	(87,005)	(73,862)
Principal repayments and sales of loans held for sale	31,278	172
Gain on sale of securities	(5,836)	(27,296)
Net OTTI losses	—	13,259
Net loss on early repayment of liabilities	—	476
Unrealized (gain) loss on trading securities	(39)	97
Principal repayment and sales of securities held for trading	118,821	78,524
Amortization and net loss (gain) in the fair value of IOs	2,632	2,139
Unrealized (gain) loss on derivative instruments	(714)	1,070
Increase in derivative instruments	(127)	(1,411)
Increase in accounts receivable	(2,718)	(63,451)
Decrease (increase) in mortgage servicing advances	3,335	(10,769)
(Increase) decrease in accrued interest receivable	(187)	263
(Increase) decrease in other assets	(19,143)	59,626
(Decrease) increase in accrued expenses and other liabilities	(3,665)	78,095

Total adjustments	50,967	87,529

Net cash provided by operating activities	54,291	84,026

Cash flows from investing activities:
Purchases of securities available for sale	(234,893)	(823,072)
Principal repayment and sales of securities available for sale	315,270	921,925
Decrease in FHLB stock	675	15,931
Originations, purchases and repurchases of loans receivable	(269,344)	(225,294)
Principal repayment of loans receivable	235,810	154,618
Proceeds from sales of servicing assets	—	30
Purchases of premises and equipment	(3,287)	(1,922)
Proceeds from sales of real estate held for sale	18,625	6,978

Net cash provided by investing activities	62,856	49,194

Cash flows from financing activities:
Decrease in deposits	(132,227)	(56,812)
Decrease in securities sold under agreements to repurchase	—	(236,737)
Proceeds from advances from FHLB	145,000	575,000
Repayment of advances from FHLB	(160,000)	(709,000)
Premium on exchange of FHLB advances	(22,078)	—
Proceeds from other short-term borrowings	—	60,000
Repayment of other short-term borrowings	—	(170,000)
Repayment of secured borrowings	(5,437)	(7,330)
Repayment of notes payable	(1,542)	(1,428)

Net cash used in financing activities	(176,284)	(546,307)

Net decrease in cash and cash equivalents	$(59,137)	$(413,087)
Cash and cash equivalents at beginning of period	383,211	725,002

Cash and cash equivalents at the end of period	$324,074	$311,915

Cash and cash equivalents includes:
Cash and due from banks	$324,074	$311,915
Other interest-earning assets	—	—

	$324,074	$311,915

Supplemental schedule of non-cash activities:
Loan securitizations	$115,838	$77,641

Loans foreclosed	$27,025	$16,332

Capitalization of servicing assets	$2,097	$1,777

Reclassification of loans held for investment portfolio to the loans held for sale portfolio	$13,610	$210

Supplemental information for cash flows:
Cash used to pay interest	$54,189	$68,215

Cash used to pay income taxes	$987	$1,015

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The accompanying notes are an integral part of these financial statements.

1. Nature of Operations and Basis of Presentation
Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking (including thrift operations), mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank US”), a federal savings bank in New York and since 2010 in the northwest region of Florida, Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial and middle market syndicated lending in the U.S., and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2005. Doral Money consolidates two variable interest entities created for the purpose of entering into a collateralized loan arrangement with a third party.
Doral Investment International, LLC (“Doral Investment”) was organized during 2008 to become a subsidiary of Doral Bank PR, but is not operational.
The accompanying Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts reflected in the 2010 Consolidated Financial Statements have been reclassified to conform with the presentation for 2011.
The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Pronouncements
Accounting Standards Update No. 2011-03 — Transfers and Servicing (Topic 860). In April 2011, the FASB issued ASU No. 2011-03, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.
The amendments in this Update remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met:
1. The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred.
2. The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price.
3. The agreement is entered into contemporaneously with, or in contemplation of, the transfer.
The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management does not expect the implementation of this standard to have a material effect on the financial statements.
Accounting Standards Update No. 2011-02—Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 4, 2011, the FASB issued ASU No. 2011-02, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR). In addition, disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 are now effective for interim and annual periods beginning on or after June 15, 2011.
The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these 3 amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies. Management does not expect the implementation of the standard to have a material effect on the financial statements.
Changes in Accounting Standards Adopted in the Financial Statements
Accounting Standards Update No. 2010-29 Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). In December 2010, FASB issued ASU No. 2010-29 to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).
The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU was adopted by the Company with no impact on the financial statements.
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
3. Cash and due from banks
At March 31, 2011 and December 31, 2010, the Company’s cash totaled to $333.0 million and $355.8 million, respectively, which includes non-interest bearing deposits with other banks amounting to $1.6 million and $10.4 million, respectively, and restricted cash and due from banks of $8.9 million and $2.6 million, respectively.
As of March 31, 2011 and December 31, 2010, the Company’s cash balances included interest bearing balances with the Federal Reserve of $203.5 million and $218.9 million, respectively, and with the Federal Home Loan Bank of $88.7 million and $92.0 million, respectively.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $139.4 million and $115.9 million as of March 31, 2011 and December 31, 2010, respectively.
4. Other Interest-Earning Assets
At March 31, 2011 and December 31, 2010, the Company’s other interest-earning assets totaled $153.5 million and $156.6 million, respectively. Other interest-earning assets include short-term investments, securities purchased under agreements to resell, cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions, among others.
As of March 31, 2011 and December 31, 2010, $153.5 million and $126.6 million were included in restricted cash and due from banks and other interest-earning assets.

5. Securities Held for Trading
The following table summarizes the fair value of Doral Financial’s securities held for trading as of March 31, 2011 and December 31, 2010.

(In thousands)	March 31, 2011	December 31, 2010
Mortgage-backed securities	$805	$766
Variable rate IOs	41,405	44,018
Fixed rate IOs	213	232
Derivatives (1)	137	13

Total	$42,560	$45,029

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $265.0 million as of March 31, 2011 and $310.0 million as of December 31, 2010. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of March 31, 2011 and December 31, 2010 weighted-average yield, including IOs, was 13.39% and 13.38%, respectively.

6. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of March 31, 2011 and December 31, 2010.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of March 31, 2011

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Agency MBS
Due within one year	$20	$—	$—	$20	6.62%
Due from one to five years	208	9	—	217	4.84%
Due from five to ten years	385,735	3,412	35	389,112	2.58%
Due over ten years	710,239	3,279	1,298	712,220	2.96%

CMO Government Sponsored Agencies
Due from five to ten years	11,281	67	175	11,173	4.40%
Due over ten years	188,030	3,954	448	191,536	3.52%

Non-Agency CMOs
Due over ten years	11,161	—	3,408	7,753	18.70%

Obligations U.S. Government Sponsored Agencies
Due within one year	94,903	22	—	94,925	0.18%

Other
Due from one to five years	5,002	10	—	5,012	3.45%
Due over ten years	7,983	—	1,119	6,864	4.27%

	$1,414,562	$10,753	$6,483	$1,418,832	2.89%

As of December 31, 2010

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Agency MBS
Due within one year	$36	$1	$—	$37	6.67%
Due from one to five years	220	11	—	231	4.87%
Due from five to ten years	416,709	3,447	130	420,026	2.47%
Due over ten years	718,690	4,949	960	722,679	2.57%

CMO Government Sponsored Agencies
Due from five to ten years	17,953	122	178	17,897	4.10%
Due over ten years	288,414	6,750	230	294,934	3.57%

Non-Agency CMOs
Due over ten years	11,108	—	3,916	7,192	19.74%

Obligations U.S. Government Sponsored Agencies
Due within one year	34,987	5	—	34,992	0.16%

Other
Due over ten years	8,203	—	1,126	7,077	4.25%

	$1,496,320	$15,285	$6,540	$1,505,065	2.83%

7. Investments in an Unrealized Loss Position
The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:
Securities Available for Sale

	As of March 31, 2011
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of		Unrealized	of		Unrealized	of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Agency MBS	16	$283,295	$1,333	—	$—	$—	16	$283,295	$1,333
CMOs Government Sponsored Agencies	4	30,695	477	1	1,629	146	5	32,324	623
Non-Agency CMOs	—	—	—	3	7,553	3,408	3	7,553	3,408
Other	1	4,922	61	1	1,942	1,058	2	6,864	1,119

	21	$318,912	$1,871	5	$11,124	$4,612	26	$330,036	$6,483

Securities Available for Sale

	As of December 31, 2010
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of		Unrealized	of		Unrealized	of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Agency MBS	13	$241,675	$1,090	—	$—	$—	13	$241,675	$1,090
CMO Government Sponsored Agencies	2	11,564	255	1	1,704	153	3	13,268	408
Non-Agency CMOs	—	—	—	3	7,192	3,916	3	7,192	3,916
Other	1	5,162	41	1	1,915	1,085	2	7,077	1,126

	16	$258,401	$1,386	5	$10,811	$5,154	21	$269,212	$6,540

The securities held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable. During 2010 and the first quarter of 2011, Doral Financial’s investment portfolio consisted primarily of AAA rated debt securities, except for the Non-Agency Collateralized Mortgage Obligations (“CMO”), which are non-investment grade.
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

The Company evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, the Company considers its intent to sell each investment security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status of the securities; the creditworthiness of the issuers of the securities; the value and type of underlying collateral; the duration and level of the unrealized loss; any credit enhancements; and other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The amount of estimated credit loss, which is charged to earnings, is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.
As a result of its review of the portfolio as of March 31, 2011, the Company performed a detailed cash flow analysis of certain securities in unrealized loss positions to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions. No OTTI was recognized on the investment securities during the first quarter of 2011.
During 2010, it was determined that eight securities reflected OTTI. The characteristics of these securities that led to the OTTI conclusion included: (i) the cumulative level and estimated future delinquency levels; ii) the effect of severely delinquent loans on forecasted defaults; iii) the cumulative severity and expected severity in resolving the defaulted loans, and iv) the current subordination of the securities that resulted in the present value of the forecast cash flows being less than the cost basis of the security. Management estimated that credit losses of $14.0 million were incurred and recognized in earnings during the year on these securities for the year ended December 31, 2010.
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
Non-Agency CMOs also include subordinated tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value. These original three securities have an amortized cost of $11.1 million as of December 31, 2010 including an OTTI loss of $0.7 million, due to credit. Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the impact of inflationary pressures on the consumer, the high rate of unemployment and general recessionary condition on the Island, has resulted in higher default and loss estimates on the P.R. Non-Agency CMOs bonds. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.
As of March 31, 2011, the Company did not intend to sell the remaining securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income (loss).
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

The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at March 31, 2011 and 2010:

	As of			Quarter Ended
	March 31, 2011			March 31, 2011
	Amortized Cost	Gross
	(after credit	Unrealized		OTTI Related	OTTI Related to	Total Impairment
(In thousands)	related OTTI)	Losses	Fair Value	to Credit Loss	Non-Credit Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$—	$—	$—	$—	$—	$—
P.R. Non-Agency CMOs	11,161	3,408	7,753	—	—	—

	$11,161	$3,408	$7,753	$—	$—	$—

	As of			Quarter Ended
	March 31, 2010			March 31, 2010
	Amortized Cost
	(after credit					Total
	related	Gross Unrealized		OTTI Related to	OTTI Related to	Impairment
(In thousands)	OTTI)	Losses	Fair Value	Credit Loss	Non-Credit Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$305,759	$100,590	$205,169	$13,257	$26,840	$40,097
P.R. Non-Agency CMOs	11,665	4,077	7,588	2	96	98

	$317,424	$104,667	$212,757	$13,259	$26,936	$40,195

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Quarters Ended
	March 31,
(In thousands)	2011	2010
Balance at beginning of period	$2,816	$28,497
Additions:
Credit losses for which OTTI was not previously recognized	—	1,301

Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	—	11,958

Balance at end of period	$2,816	$41,756

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

8. Pledged Assets
At March 31, 2011 and December 31, 2010, certain securities and loans, as well as cash and other interest-earning assets, were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

(In thousands)	March 31, 2011	December 31, 2010
Cash	$8,931	$2,642
Other interest-earning assets	153,520	126,573
Securities available for sale	1,332,264	1,458,992
Loans held for sale	119,771	121,988
Loans receivable	2,580,097	2,388,428

Total pledged assets	$4,194,583	$4,098,623

9. Loans Held for Sale and Loans Receivable
Loans held for sale consist of the following:

(In thousands)	March 31, 2011	December 31, 2010
Conventional single family residential (1)	$111,162	$119,290
FHA/VA	167,246	172,216
Commercial loans to financial institutions	14,199	14,608
Commercial real estate	12,864	13,155

Total loans held for sale (2)(3)	$305,471	$319,269

(1)	At both, March 31, 2011 and December 31, 2010, the loans held for sale portfolio include $0.1 million related to U.S. subsidiaries’ loans.

(2)	At both, March 31, 2011 and December 31, 2010, the loans held for sale portfolio include $1.1 million of interest-only loans.

(3)	Includes $20.5 million and $21.4 million of balloons loans, as of March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011 and December 31, 2010, the loans held for sale portfolio includes $155.6 million and $153.4 million, respectively, of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans is guaranteed by the Federal Housing Administration (“FHA”).
As of March 31, 2011 and December 31, 2010, the Company had a net deferred origination fee on loans held for sale amounting to approximately $1.0 million and $0.7 million, respectively.
Non-performing loans held for sale totaled $2.2 million and $2.7 million as of March 31, 2011 and December 31, 2010, respectively.
Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. In the normal course of business, the Bank has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans receivable credit exposure in Puerto Rico.

The table below presents the Company’s loans receivable by product and geographic location:

	March 31, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$3,436,709	$106,499	$3,543,208	$3,451,895	$108,641	$3,560,536
FHA/VA guaranteed residential mortgage	161,429	—	161,429	187,473	—	187,473
Personal	12,837	—	12,837	15,003	—	15,003
Revolving lines of credit	16,954	—	16,954	17,810	—	17,810
Credit cards	16,780	—	16,780	17,719	—	17,719
Lease financing receivables	3,724	—	3,724	4,807	—	4,807
Loans on savings deposits	2,413	—	2,413	2,860	—	2,860
Other consumer	960	3	963	962	26	988

Total consumer	3,651,806	106,502	3,758,308	3,698,529	108,667	3,807,196

Commercial
Commercial real estate	620,828	59,754	680,582	629,043	59,903	688,946
Commercial and industrial	38,030	628,322	666,352	36,639	597,056	633,695
Construction and land	334,584	99,178	433,762	349,899	108,835	458,734

Total commercial	993,442	787,254	1,780,696	1,015,581	765,794	1,781,375

Loans receivable, gross(1)(2)	4,645,248	893,756	5,539,004	4,714,110	874,461	5,588,571

Less:
Allowance for loan and lease losses	(114,768)	(5,436)	(120,204)	(117,821)	(5,831)	(123,652)

Loans receivable, net	$4,530,480	$888,320	$5,418,800	$4,596,289	$868,630	$5,464,919

(1)	Includes $539.7 million and $565.9 million of balloon loans, as of March 31, 2011 and December 31, 2010, respectively.

(2)	Includes $392.6 million and $442.6 million of interest-only loans, as of March 31, 2011 and December 31, 2010, respectively.
As of March 31, 2011 and December 31, 2010, the Company had a net deferred origination fee on loans held for investment amounting to approximately $23.2 million and $24.0 million, respectively.
The Company has not traditionally made variable interest rate residential mortgage loans, option adjustable rate mortgages, or many of the higher risk mortgage loans made by a number of U.S. mainland banks. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. Loans with temporarily reduced principal and interest payments may be subject to significant increases in loan payments as the temporary payment periods end which may lead to higher level of re-defaults. Doral works with the borrowers to establish terms and conditions (prior to the payment reset date) in order to optimize the Company’s interests.
Non-accrual and Past Due Loans and Leases
Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. Doral discontinues recognition of interest income when a loan receivable is delinquent on principal or interest for more than 90 days, except for revolving lines of credit and credit cards (non-accrual at 180 days), mortgage loans insured by FHA/VA (non-accrual at 270 days), and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%). When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest become current under the terms of the loan agreement or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. In the case of loans under troubled debt restructuring agreements, the Company continues to place the loans in non-accrual status and reports the loans as non-performing loans unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.
Accrued interest receivable on impaired loans is reversed when a loan is placed on non-accrual status. Interest collections on non-accruing loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions; otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Loans whose contractual terms have been modified in a TDR and are current at the time of restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on non-accrual status and reported as non-performing until there is sustained repayment performance for a reasonable period.
For consumer loans (primarily residential real estate), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay all principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. Doral’s loss mitigation specialists must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product, placed on a probation period and the loan is returned to accrual status. On a monthly basis Doral reviews each loan in probationary status to assess whether payments are made during the probationary period. If a payment is not made during this probationary period, the loan is immediately returned to non-accrual status. Also, if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. Consumer loans not delinquent 90 days or more that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans, except that the requirement of making three consecutive payments prior to the restructure is waived.
For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial and construction and land loans), the loans are underwritten by the Collections function, the intent and ability of the borrower to service the debt under the revised terms is studied, and if approved for the troubled debt restructuring, the customer is placed on a six month probationary period during which the customer is required to make six consecutive payments (or the equivalent in a lump sum) before the loan is returned to accrual status.
Loans receivable on which accrual of interest income had been discontinued as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$251,215	$1,635	$252,850	$276,328	$2,030	$278,358
Lease financing receivables	311	—	311	415	—	415
Other consumer (1)	240	—	240	404	—	404

Total consumer	251,766	1,635	253,401	277,147	2,030	279,177

Commercial
Commercial real estate	186,970	—	186,970	193,348	—	193,348
Construction and land	124,580	1,610	126,190	147,127	1,610	148,737
Commercial and industrial	2,789	—	2,789	2,522	—	2,522

Total commercial	314,339	1,610	315,949	342,997	1,610	344,607

Total loans receivable on which accrual of interest had been discontinued(2)(3)	$566,105	$3,245	$569,350	$620,144	$3,640	$623,784

(1)	Includes personal, revolving lines of credit and other consumer loans.

(2)	Excludes $2.2 million and $2.7 million in loans held for sale on which accrual of interest had been discontinued as of March 31, 2011 and December 31, 2010, respectively.

(3)	Excludes $99.4 million and $121.3 million of non-performing FHA/VA guaranteed loans that due to the nature of their guarantees, present minimal risk to the Company as of March 31, 2011 and December 31, 2010, respectively.

Doral’s aging of past due loan receivables as of March 31, 2011 and December 31, 2010 were as follows:
As of March 31, 2011

	30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days					Recorded Investment
	Past Due (1)		Past Due		Past Due		Past Due		Total Past Due			> 90 Days and Still
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	Total Past Due	Accruing
Consumer
Residential mortgage (2)	$67,874	$—	$54,672	$1,175	$21,031	$54	$171,142	$407	$314,719	$1,636	$316,355	$—
Lease financing receivables	297	—	300	—	—	—	—	—	597	—	597	—
Other consumer	1,073	—	236	—	—	—	4	—	1,313	—	1,313	1,592

Total consumer	69,244	—	55,208	1,175	21,031	54	171,146	407	316,629	1,636	318,265	1,592
Commercial
Commercial real estate	21,529	—	71,640	—	4,929	—	109,697	—	207,795	—	207,795	—
Commercial and industrial	790	—	1,069	—	65	—	1,657	—	3,581	—	3,581	588
Construction and land	815	—	2,959	—	5,611	—	115,723	1,610	125,108	1,610	126,718	—

Total commercial	23,134	—	75,668	—	10,605	—	227,077	1,610	336,484	1,610	338,094	588

Total past due loans	$92,378	$—	$130,876	$1,175	$31,636	$54	$398,223	$2,017	$653,113	$3,246	$656,359	$2,180

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.

(2)	As of March 31, 2011 excludes $126.5 million of total past due FHA/VA guaranteed loans that due to the nature of their guarantees present minimal credit risk to the Company.
As of December 31, 2010

	30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days					Recorded Investment
	Past Due (1)		Past Due		Past Due		Past Due		Total Past Due			> 90 Days and
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	Total Past Due	Still Accruing
Consumer
Residential mortgage (2)	$68,361	$—	$55,947	$1,624	$19,379	$—	$196,181	$409	$339,868	$2,033	$341,901	$—
Lease financing receivables	234	—	386	—	—	—	—	—	620	—	620	—
Other consumer	1,341	—	400	—	—	—	4	—	1,745	—	1,745	1,993

Total consumer	69,936	—	56,733	1,624	19,379	—	196,185	409	342,233	2,033	344,266	1,993
Commercial
Commercial real estate	35,202	—	65,484	—	6,962	—	120,231	—	227,879	—	227,879	—
Commercial and industrial	3,901	—	284	—	325	—	1,916	—	6,426	—	6,426	560
Construction and land	2,281	—	8,135	—	395	—	138,144	1,610	148,955	1,610	150,565	—

Total commercial	41,384	—	73,903	—	7,682	—	260,291	1,610	383,260	1,610	384,870	560

Total non-performing loans	$111,320	$—	$130,636	$1,624	$27,061	$—	$456,476	$2,019	$725,493	$3,643	$729,136	$2,553

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.

(2)	As of December 31, 2010 excludes $160.0 million of total past due FHA/VA guaranteed loans that due to the nature of their guarantees present minimal credit risk to the Company.

The Company would have recognize additional income had all delinquent loans been accounted for on an accrual basis as follows:

	Quarters Ended March 31,
(In thousands)	2011	2010
Consumer
Non FHA/VA guaranteed residential mortgage (1)	$5,970	$9,662
Other consumer	16	36

Total consumer	5,986	9,698
Commercial
Commercial real estate	2,674	3,535
Commercial and industrial	52	50
Construction and land	2,695	4,840

Total commercial	5,421	8,425

Total interest income	$11,407	$18,123

(1)	Excludes $2.0 million and $0.1 million in additional interest income the Company would have recognized if FHA/VA non-accrual loans been accounted for on an accrual status for the quarters ended March 31, 2011 and 2010, respectively.
Credit Quality
The Company’s lending activity is its core function and as such the quality and effectiveness of the loan origination and credit risk areas are imperative to its long term success. The Company manages credit risk by maintaining sound underwriting standards, monitoring and evaluating loan portfolio quality (including trends and collectability) and assessing reserves and loan concentrations. Critical risk management responsibilities include establishing sound lending standards, monitoring the quality of the loan portfolio performance, establishing loan rating systems, assessing reserves and loan concentrations, supervising document control and accounting, providing necessary training and resources to credit officers, implementing lending policies and loan documentation procedures, identifying problem loans as early as possible, and instituting procedures to ensure appropriate actions to comply with laws and regulations.
Credit risk management begins with initial underwriting and continues throughout the borrower’s credit cycle. Management’s judgment in conjunction with statistical analysis is used in underwriting, credit decisions, product pricing, risk appetite and setting credit limits, operating processes and metrics to limit the risks inherent in the loan portfolio and returns. Tolerance levels are set to decrease the percentage of approvals as the risk profile of the customer increases. Statistical models are based on detailed behavioral information from external sources such as credit bureaus, external credit scores and/or internal historical experience. These models are an integral part of our credit management process and are used in the assessment of both new and existing credit decisions, portfolio management strategies, collection practices, and in the determination of the allowance for loan and lease losses. The Company has also established an internal risk rating system and internal classifications which provide timely identification of potential deterioration in loan quality attributes in the loan portfolio. In addition, the Company has independent Loan Review and Internal Audit departments, each of which conduct monitoring and evaluation of loan portfolio quality, loan administration, and other related activities.
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
Due to the current economic conditions, the Company has limited new lending activities in Puerto Rico in the construction, commercial and consumer (excluding mortgage) markets. The strategy adopted by the Company in relation to its loan exposures is to maintain a strong collection process that will ensure the orderly recovery of all loans by means of its collection efforts or restructuring of the loan. Lending activities in the United States increased in 2010 and continued to increase in the first quarter of 2011 as management determined that the U.S. market provides sound credit opportunities in select segments and markets. As of March 31, 2011 loans in U.S totaled to $893.8 million showing an increase of $19.3 million compared to December 31, 2010.
Delinquency is the primary indicator of credit quality the Company uses to monitor the credit quality of its portfolios, and is the basis for internal risk rating of loans. Refreshed LTVs and to a lesser extent, FICO scores are also considered in analyzing credit quality. On a daily basis, Doral monitors the delinquency of its loan portfolios and uses this information to calibrate its collection, restructuring and foreclosure targets. Portfolios are managed by different teams with expertise in their assigned tranches. For example, loans are segregated geographically, P.R. vs. U.S.; by product types (residential mortgage, small commercial, consumer, large commercial and construction and land loans); and by delinquency process stages, such as less than 90 days past due, over 90 days past due, loss mitigation, foreclosure and OREO.
For large commercial loans (including commercial real estate, commercial and industrial, construction and land loan portfolios), the Company uses workout agents, collection specialists, attorneys and third party service providers to supplement the management of the portfolio, including the credit quality and loss mitigation alternatives. In the case of residential construction projects, the workout function is primarily handled by a third party servicer that monitors the end-to-end process including, but not limited to, completion of construction, necessary restructuring, pricing, marketing and unit sales. For large commercial and construction loans the initial risk rating is driven by performance and delinquency. On an ongoing basis, the risk rating of large credits is managed by the portfolio management and collections function and reviewed and validated by the loan review function. Due to current economic environment and management’s perceived increase in risk in the commercial loan portfolio, during the third quarter of 2010, management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due to better estimate the amount the Company expects to receive. Beginning the fourth quarter of 2010, management individually reviewed all commercial real estate loans over $500,000 that were over 90 days past due, as well as all new loans classified as substandard during the quarter. In future periods, and while management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company will continue to evaluate on a quarterly basis 25% of all commercial loans over 90 days past due and between $50,000 and $500,000 so that in any one year period it would have individually evaluated for impairment 100% of all substandard commercial loans between $50,000 and $500,000, as well as all substandard commercial real estate loans over $500,000 and all substandard commercial and construction loans over $1.0 million. There is a high level of surveillance and monitoring in place to manage these assets and mitigate any loss exposure.
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

Detailed below is a table of the recorded investment in loans (including FHA/VA loans and loans held for sale) by the delinquency buckets the Company uses to monitor the credit quality of its loans as of March 31, 2011 and December 31, 2010. The aging of the delinquent residential mortgage portfolio in the table below is a result of the prolonged foreclosure process characteristics in Puerto Rico and the Company’s efforts to help customers stay in their homes through various loss mitigation programs.
As of March 31, 2011

			30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days
	Current		Past Due		Past Due		Past Due		Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$3,430,325	$104,863	$76,574	$—	$65,927	$1,175	$29,697	$54	$273,888	$542	$3,876,411	$106,634	$3,983,045
Lease financing receivables	3,127	—	297	—	300	—	—	—	—	—	3,724	—	3,724
Other consumer	47,039	3	1,073	—	1,700	—	70	—	62	—	49,944	3	49,947

Total consumer	3,480,491	104,866	77,944	—	67,927	1,175	29,767	54	273,950	542	3,930,079	106,637	4,036,716

Commercial
Commercial real estate	439,992	59,754	21,529	—	71,744	—	4,929	—	109,697	—	647,891	59,754	707,645
Commercial and industrial	33,860	628,322	790	—	1,179	—	163	—	2,038	—	38,030	628,322	666,352
Construction and land	209,476	97,568	815	—	2,959	—	5,611	—	115,723	1,610	334,584	99,178	433,762

Total commercial	683,328	785,644	23,134	—	75,882	—	10,703	—	227,458	1,610	1,020,505	787,254	1,807,759

Total	$4,163,819	$890,510	$101,078	$—	$143,809	$1,175	$40,470	$54	$501,408	$2,152	$4,950,584	$893,891	$5,844,475

December 31, 2010

			30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days
	Current		Past Due		Past Due		Past Due		Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$3,425,774	$106,608	$78,545	$—	$72,097	$1,624	$27,651	$38	$326,671	$507	$3,930,738	$108,777	$4,039,515
Lease financing receivables	4,187	—	234	—	386	—	—	—	—	—	4,807	—	4,807
Other consumer	50,616	26	1,341	—	2,225	—	111	—	61	—	54,354	26	54,380

Total consumer	3,480,577	106,634	80,120	—	74,708	1,624	27,762	38	326,732	507	3,989,899	108,803	4,098,702

Commercial
Commercial real estate	428,616	59,903	35,307	—	65,690	—	6,962	—	120,231	—	656,806	59,903	716,709
Commercial and industrial	29,653	597,056	3,901	—	607	—	360	—	2,118	—	36,639	597,056	633,695
Construction and land	200,943	107,225	2,281	—	8,136	—	395	—	138,144	1,610	349,899	108,835	458,734

Total commercial	659,212	764,184	41,489	—	74,433	—	7,717	—	260,493	1,610	1,043,344	765,794	1,809,138

Total	$4,139,789	$870,818	$121,609	$—	$149,141	$1,624	$35,479	$38	$587,225	$2,117	$5,033,243	$874,597	$5,907,840

Loan modifications and troubled debt restructurings
Doral has created a number of loan modification programs to help borrowers stay in their homes which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected or when the loan is paid off. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current or contemplated program).
Regarding the commercial loan loss mitigation programs, the Company adapted the loss-mitigation program for residential mortgages discussed above for the small commercial real estate portfolio and used similar regulatory and accounting treatments for those loans. For the large commercial real estate, commercial and industrial, and construction and land portfolios, the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates below market rates, extensions of maturity beyond policy, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios through its Collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial assets. The group utilizes existing collections infrastructure of front-end dialers, doorknockers, work-out agents, and third-party consultants. In the case of residential construction projects and large commercial loans, the function utilizes third-party vendors to manage the residential construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans.
Residential, other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for returning a loan to performing status are met (refer to Doral’s non-accrual policies previously described). Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status, and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and real estate owned costs by decreasing the number of foreclosed properties. Doral continues to consider a modified loan as a non-performing asset for purposes of estimating its allowance for loan and lease losses until the borrower has made at least six consecutive contractual payments. At such time the loan will be treated as any other performing loan for purposes of estimating the allowance for loan and lease losses.
Loan modifications that are considered TDRs completed during the quarters ended March 31, 2011 and 2010 were as follows:

	Quarters Ended March 31,
	2011			2010
		Pre-modification	Post-modification		Pre-modification	Post-modification
		recorded	recorded		recorded	recorded
(In thousands)	# contracts	investment	investment	# contracts	investment	investment
Consumer modifications
Residential non FHA/VA	700	$83,478	$82,100	299	$32,177	$32,108
Other consumer	6	63	63	14	148	148

Total consumer	706	83,541	82,163	313	32,325	32,256

Commercial
Commercial real estate	26	$6,197	$6,097	9	$7,161	$7,158
Commercial and industrial	1	584	584	2	4,263	4,263
Construction and land	1	32	31	1	3,620	3,374

Total commercial	28	6,813	6,712	12	15,044	14,795

Total loan modifications	734	$90,354	$88,875	325	$47,369	$47,051

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

For the quarters ended March 31, 2011 and 2010, the Company would have recognized $2.1 million and $4.4 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.
As of March 31, 2011 and 2010, construction TDRs include an outstanding principal balance of $39.3 million and $44.2 million with commitments to disburse additional funds of $9.6 million and $5.6 million, respectively.
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
Management’s product category loss reserve estimate consists of one or more of the following methodologies for performing loans: (i) the reserve is estimated based upon the probability of default, and (ii) historical experience of charge-offs related to the outstanding principal balance.
For non-performing loans, the reserve is estimated either by (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans), or (ii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency in payment received. The probability of a loan migrating to foreclosure whether a current loan or a past due loan, and the amount of loss given default, is based upon the Company’s own experience, with more recent experience judgmentally weighted more heavily in the calculated factors. With this practice management believes the factors used better represent existing economic conditions. In estimating the loss given default factor, management uses rates that are unique to ranges of loan-to-value ratios (calculated as current loan balance divided by the most recent appraisal value).
Loans determined to be TDRs are impaired and for purpose of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, on a monthly basis, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration of probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.
The activity of Doral’s allowance for loan and lease losses account for the quarters ended March 31, 2011 and 2010 were as follows:

	Quarter Ended March 31, 2011
					Commercial	Construction
	Non-FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Industrial	Land	Commercial	Total
Balance at beginning of period	$56,487	$6,274	$62,761	$29,712	$6,153	$25,026	$60,891	$123,652
Provision for loan and lease losses	755	494	1,249	(5,756)	(109)	7,206	1,341	2,590
Losses charged to the allowance	(3,226)	(1,599)	(4,825)	—	(19)	(1,590)	(1,609)	(6,434)
Recoveries	—	396	396	—	—	—	—	396

Balance at end of period	$54,016	$5,565	$59,581	$23,956	$6,025	$30,642	$60,623	$120,204

Reported balance of loans (1)	$3,543,208	$51,258	$3,594,466	$680,582	$666,352	$433,762	$1,780,696	$5,375,162

ALLL for loans individually evaluated for impairment	$27,271	$—	$27,271	$17,439	$623	$15,471	$33,533	$60,804

Reported balance of loans individually evaluated for impairment	$698,750	$—	$698,750	$258,235	$6,822	$176,021	$441,078	$1,139,828

ALLL of loans collectively evaluated for impairment	$26,745	$5,565	$32,310	$6,517	$5,402	$15,171	$27,090	$59,400

Reported balance of loans collectively evaluated for impairment	$2,844,458	$51,258	$2,895,716	$422,347	$659,530	$257,741	$1,339,618	$4,235,334

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits.

	Quarter Ended March 31, 2010
					Commercial	Construction
	Non-FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Industrial	Land	Commercial	Total
Balance at beginning of period	$51,814	$8,338	$60,152	$21,883	$4,281	$54,458	$80,622	$140,774
Provision (recovery) for loan and lease losses	6,609	1,633	8,242	3,068	(74)	2,685	5,679	13,921
Losses charged to the allowance	(4,715)	(2,449)	(7,164)	(256)	(198)	(32)	(486)	(7,650)
Recoveries	—	241	241	50	23	122	195	436

Balance at end of period	$53,708	$7,763	$61,471	$24,745	$4,032	$57,233	$86,010	$147,481

Reported balance of loans (1)	$3,640,962	$76,312	$3,717,274	$728,372	$345,791	$545,232	$1,619,395	$5,336,669

ALLL for loans individually evaluated for impairment	$16,362	$—	$16,362	$11,397	$249	$48,119	$59,765	$76,127

Reported balance of loans individually evaluated for impairment	$486,532	$—	$486,532	$167,361	$249	$327,276	$494,886	$981,418

ALLL of loans collectively evaluated for impairment	$37,346	$7,763	$45,109	$13,348	$3,783	$9,114	$26,245	$71,354

Reported balance of loans collectively evaluated for impairment	$3,154,430	$76,312	$3,230,742	$561,011	$345,542	$217,956	$1,124,509	$4,355,251

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits.
The following table provides Doral’s recorded investment in impaired loans which reflects partial charge-offs and other amounts which reduce credit risk, the contractual unpaid principal balance (“UPB”), the related allowance in impaired loans as of March 31, 2011 and December 31, 2010.

	March 31, 2011				December 31, 2010
		Recorded	Related			Recorded	Related
(In thousands)	UPB	Investment	Allowance	Reserve %(1)	UPB	Investment	Allowance	Reserve %(1)
With no allowance recorded at the report date:
Non-FHA/VA residential	$209,993	$191,267	$—	—%	$199,840	$197,251	$—	—%

Total consumer	209,993	191,267	—	—%	199,840	197,251	—	—%

Commercial real estate	150,952	139,246	—	—%	145,099	131,078	—	—%
Commercial and industrial	5,821	5,752	—	—%	5,489	5,435	—	—%
Construction and land	81,589	70,175	—	—%	96,357	85,252	—	—%

Total commercial	238,362	215,173	—	—%	246,945	221,765	—	—%

With allowance recorded at the report date:
Non-FHA/VA residential	514,441	507,483	27,271	5.37%	539,583	535,063	27,529	5.15%

Total consumer	514,441	507,483	27,271	5.37%	539,583	535,063	27,529	5.15%

Commercial real estate	128,947	118,989	17,439	14.66%	138,827	131,941	22,086	16.74%
Commercial and industrial	1,145	1,070	623	58.22%	2,069	2,070	1,060	51.21%
Construction and land	130,871	105,846	15,471	14.62%	118,966	105,872	18,200	17.19%

Total commercial	260,963	225,905	33,533	14.84%	259,862	239,883	41,346	17.24%

Total
Non-FHA/VA residential	724,434	698,750	27,271	3.90%	739,423	732,314	27,529	3.76%

Total consumer	724,434	698,750	27,271	3.90%	739,423	732,314	27,529	3.76%

Commercial real estate	279,899	258,235	17,439	6.75%	283,926	263,019	22,086	8.40%
Commercial and industrial	6,966	6,822	623	9.13%	7,558	7,505	1,060	14.12%
Construction and land	212,460	176,021	15,471	8.79%	215,323	191,124	18,200	9.52%

Total commercial	499,325	441,078	33,533	7.60%	506,807	461,648	41,346	8.96%

Total	$1,223,759	$1,139,828	$60,804	5.33%	$1,246,230	$1,193,962	$68,875	5.77%

(1)	Gross reserve percent represents the amount of the allowance to the recorded investment.
The following table provides Doral’s average recorded investment in impaired loans and the related interest income recognized during the time within that period that the loans were impaired for the quarters ended March 31, 2010 and 2011.

	Quarters Ended March 31,
	2011		2010
	Average Recorded	Interest Income	Average Recorded	Interest Income
(In thousands)	Investment	Recognized	Investment	Recognized
Consumer
Non-FHA/VA residential	$715,532	$6,248	$435,679	$6,559

Total consumer	715,532	6,248	435,679	6,559

Commercial
Commercial real estate	260,627	1,089	164,003	1,082
Commercial and industrial	7,163	70	253	5
Construction and land	183,573	631	328,041	715

Total commercial	451,363	1,790	492,297	1,802

Total	$1,166,895	$8,038	$927,976	$8,361

For TDRs where impairment is measured based on the present value of expected future cash flows, the entire change in present value is recognized as a provision for loan and lease losses, therefore, interest income in the table above does not include any interest based on the change in present value attributable to the passage of time.

11. Related Party Transactions
The following table summarizes certain information regarding Doral Financial’s loans outstanding to officers, directors and common stockholders controlling 5% or more for the periods indicated.

(In thousands)	March 31, 2011	December 31, 2010
Balance at beginning of period	$1,300	$2,840
New loans	—	—
Repayments	(11)	(96)
Loans of former officers	—	(1,444)

Balance at end of period (1)	$1,289	$1,300

(1)	At March 31, 2011 and December 31, 2010, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At March 31, 2011 and December 31, 2010, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate amounted to $1.2 million, respectively.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of a former Executive VP of the Company (employed through the third quarter of 2010). The amount paid by the Company to this entity for the quarter ended March 31, 2010 amounted to $0.6 million.
For the quarter ended March 31, 2010, the Company assumed approximately $9,000 of professional services expense related to Doral Holdings. Doral Holdings was dissolved on December 15, 2010, no fees were paid during 2011.
12. Accounts Receivable and Other Assets
The Company reported accounts receivable of $31.4 million and $28.7 million as of March 31, 2011 and December 31, 2010, respectively. Total accounts receivable included $13.3 million and $12.5 million related to claims of loans foreclosed to FHA and VA as of March 31, 2011 and December 31, 2010, respectively.
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

The changes in servicing assets measured using the fair value method for quarters ended March 31, 2011 and 2010 are shown below:

	Quarters Ended
	March 31,
(In thousands)	2011	2010
Balance at beginning of period	$114,342	$118,493
Capitalization of servicing assets	2,097	1,777
Sales of servicing asset(1)	—	(30)
Servicing release due to repurchase(2)	(89)	(136)
Change in fair value	(51)	(1,868)

Balance at end of period(3)	$116,299	$118,236

(1)	Amount represents MSRs sales related to $1.5 million in principal balance of mortgage loans for the quarter ended March 31, 2010.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $6.3 million and $10.1 million in principal balance of mortgage loans serviced for others for the quarters ended March 31, 2011 and 2010.

(3)	Outstanding balance of loans serviced for third parties amounted to $8.1 billion and $8.5 billion as of March 31, 2011 and 2010, respectively, which includes $2.6 million and $3.0 million, respectively, of loans being serviced under sub-servicing arrangements.
The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the quarter ended March 31, 2011 was 7.5% compared to 8.8% for the corresponding 2010 period.
Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended March 31, 2011 and 2010, which were 11.3% for both quarters.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at March 31, 2011 and 2010 was 7.2 years and 6.8 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
At March 31, 2011 and December 31, 2010, fair values of the Company’s retained interest were based on valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward London Interbank Offered Rate (“LIBOR”) rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.
The weighted-averages of the key economic assumptions used by the Company in its valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2011, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$116,299	$41,618
Weighted-average expected life (in years)	7.2	5.5
Constant prepayment rate (weighted-average annual rate)	7.5%	8.8%
Decrease in fair value due to 10% adverse change	$(3,794)	$(1,139)
Decrease in fair value due to 20% adverse change	$(7,406)	$(2,139)
Residual cash flow discount rate (weighted-average annual rate)	11.3%	13.0%
Decrease in fair value due to 10% adverse change	$(4,821)	$(1,388)
Decrease in fair value due to 20% adverse change	$(9,281)	$(2,679)
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
This methodology resulted in a CPR of 8.8% and 10.9% for the quarters ended March 31, 2011 and 2010, respectively. The change in the CPR between 2011 and 2010 was largely due to a decrease in market interest rates.
The Company continued to benchmark its assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both quarters ended March 31, 2011 and 2010.
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
The activity of interest-only strips is shown below:

	Quarters Ended
	March 31,
(In thousands)	2011	2010
Balance at beginning of period	$44,250	$45,723
Amortization	(2,181)	(2,798)
(Loss) gain on the IO value	(451)	659

Balance at end of period	$41,618	$43,584

The loss on the valuation of the IO for the quarter ended March 31, 2011, when compared to the corresponding 2010 period, resulted from an increase in LIBOR/Swap curve. This increase was partially offset by slower prepayment speed assumptions. The decrease in value of the variable IO was offset by the increase in value of embedded caps.
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of March 31, 2011, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates	Constant	Weighted-Average	Change in Fair	Percentage
(Basis Points)	Prepayment Rate	Expected Life (Years)	Value of IOs	of Change
200	6.0%	6.6	$(4,974)	(12.0)%
100	7.2%	6.1	(2,642)	(6.4)%
50	7.9%	5.8	(1,337)	(3.3)%
Base	8.8%	5.5	—	—%
-50	9.6%	5.2	1,466	3.5%
-100	10.6%	5.0	2,248	5.4%
-200	11.3%	4.8	5,147	12.3%

14. Sale and Securitization of Mortgage Loans
For the quarter ended March 31, 2011, the unpaid principal balance of loan sales and securitizations totaled to $120.7 million compared to $87.9 million for the corresponding 2010 period, while the servicing released or derecognized due to repurchases amounted to $6.3 million and $10.1 million, respectively.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At March 31, 2011 and December 31, 2010, mortgage servicing advances amounted to $48.1 million and $51.5 million, respectively, net of a reserve of $9.0 million for both periods.
In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 28% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of March 31, 2011, no servicing agreements have been terminated.
15. Servicing Related Matters
At March 31, 2011, escrow funds and custodial accounts included approximately $82.2 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $27.6 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of March 31, 2011.
16. Other Real Estate Owned
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale totaled to $103.8 million and $100.3 million as of March 31, 2011 and December 31, 2010, respectively.
The following tables provide the balances and activity of other real estate held for sale for the periods indicated:

(In thousands)	March 31, 2011	December 31, 2010
Residential	$57,572	$63,794
Commercial	17,900	17,599
Construction and land	28,295	18,880

Balance at end of period	$103,767	$100,273

The following table presents activity of OREO for the periods indicated:

	Quarters Ended March 31,
(In thousands)	2011	2010
Balance at beginning of period	$100,273	$94,219
Additions	29,372	18,289
Sales	(22,726)	(5,860)
Retirements	(2,384)	(2,389)
Lower of cost or market adjustments	(768)	(3,914)

Balance at end of period	$103,767	$100,345

17. Deposits
The following table summarizes deposit balances:

(In thousands)	March 31, 2011	December 31, 2010
Brokered certificates of deposit	$2,237,121	$2,359,254
Certificates of deposit	669,665	703,473
Money markets accounts	490,076	475,467
NOW accounts and other transaction accounts	414,744	411,633
Regular savings	409,428	410,418

Total interest-bearing	4,221,034	4,360,245
Non-interest-bearing deposits	265,214	258,230

Total deposits	$4,486,248	$4,618,475

At March 31, 2011 and December 31, 2010, the Company reclassified from deposit accounts to loan balances $0.5 million and $0.6 million, respectively, of overdrafts.
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

(Dollars in thousands)	March 31, 2011	December 31, 2010
Repurchase agreements with maturities ranging from March 2012 to June 2015, at various fixed rates averaging 3.15% at March 31, 2011 and December 31, 2010.	$1,026,800	$1,026,800

Callable repurchase agreements with maturity date from August 2014 to January 2015, at various fixed rates averaging 2.33% at March 31, 2011 and December 31, 2011, with callable dates between July and August 2012.	50,000	50,000

Putable repurchase agreements with maturity date of February 17, 2014, at a rate of 2.98% at March 31, 2011 and December 31, 2010, with callable date of May 2011 (2010 - February 2011).	100,000	100,000

	$1,176,800	$1,176,800

Maximum repurchase agreements outstanding at any month end during the quarter ended March 31, 2011 were $1.2 billion. The approximate average daily outstanding balance of securities sold under repurchase agreements for the quarter ended March 31, 2011 was $1.2 billion. The weighted-average interest of such agreements, computed on a daily basis was 3.14% for the quarter ended March 31, 2011.

19. Advances from FHLB
Advances from FHLB consisted of the following:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Non-callable advances with maturities ranging from October 2011 to January 2016 (2010 - January 2011 to May 2013) at various fixed rates averaging 2.46% and 3.64% at March 31, 2011 and December 31, 2010, respectively.(1)	$711,363	$747,420

Non-callable advances with maturities ranging from September 2011 to November 2012, tied to 1-month LIBOR adjustable monthly, at various variable rates of 0.27% and 0.28% at March 31, 2011 and December 31, 2010, respectively.	74,000	74,000

Putable structured advances due on March 2012, at a fixed rate of 5.04% at March 31, 2011 and December 31, 2010, respectively, putable at June 2011 (2010 - March 2011).	80,000	80,000

	$865,363	$901,420

(1)	Includes one structured advance with an outstanding balance of $50.0 million as of December 31, 2010.
Maximum advances outstanding at any month end during the quarter ended March 31, 2011 were $865.4 billion. The approximate average daily outstanding balance of advances from FHLB for the quarter ended March 31, 2011 was $856.5 billion. The weighted-average interest of such advances, computed on a daily basis was 3.13% for the quarter ended March 31, 2011.
At March 31, 2011, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.6 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
The FHLB advances are subject to early termination fees.
In January 2011, the Company entered into an agreement with the FHLB to exchange $555.4 million of its non-callable term advances, reducing the average contractual interest rate on those advances to 1.7% from 4.1%, and the average effective interest rate from 4.1% to 2.9%, and extending the average maturities to 39 months from 14 months. This transaction resulted in a $22.0 million fee paid to the FHLB, which is capitalized and amortized as a yield adjustment over the term of the borrowing.
20. Other Short-Term Borrowings
There were no other short-term borrowings outstanding at any month end during the first quarter of 2011.
There were no other short-term borrowings outstanding at any month end during 2010. The approximately average daily outstanding balance of other short-term borrowings during the year ended December 31, 2010 was $5.0 million. The weighted-average interest rate of such borrowings, computed on a daily basis, was 0.30% for the year ended December 31, 2010.

21. Loans Payable
At March 31, 2011 and December 31, 2010, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR, averaging 1.79% and 1.74% at March 31, 2011 and December 31, 2010, respectively, collateralized by residential mortgage loans.	$282,914	$287,511

Secured borrowings with local financial institutions, at fixed interest rates averaging 7.40% at March 31, 2011 and December 31, 2010, collateralized by residential mortgage loans.	15,684	16,524

	$298,598	$304,035

The expected maturity date of secured borrowings based on collateral is from present to December 2025.
Maximum loans payable outstanding at any month end during the quarter ended March 31, 2011 were $301.6 million. The approximate average daily outstanding balance of loans payable for the quarter ended March 31, 2011 was $301.6 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.07% for the quarter ended March 31, 2011.
At March 31, 2011 and December 31, 2010, the Company had $119.8 million and $122.0 million, respectively, of loans held for sale and $178.5 million and $180.4 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

22. Notes Payable
Notes payable consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$98,848	$98,801

$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	29,898	29,875

$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,508	39,492

$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,506	29,499

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from June 2011 to December 2029, paying interest monthly.	38,445	38,445

Bonds payable at a fixed rate of 6.25%, with maturities ranging from June 2011 to December 2029, paying interest monthly.	7,400	7,400

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, due on December 25, 2013, paying principal and interest monthly.	19,082	20,624

$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%), due on July 21, 2020, paying interest quarterly comencing on January 2011.	249,826	249,822

	$512,513	$513,958

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
Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2011, the outstanding principal balance of the bonds was $45.8 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2011 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
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

Until December 31, 2010, the maximum statutory corporate income tax rate in Puerto Rico was 39.0%. Under the 1994 Puerto Rico Internal Revenue Code, as amended (“1994 Code”), corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividends received deduction on dividends received from Doral Bank PR or any other Puerto Rico subsidiary subject to tax under the Puerto Rico tax code.
On March 9, 2009, the Governor of Puerto Rico signed into law various legislative bills as part of a plan to stimulate Puerto Rico’s economy and address recurring government budget deficits by reducing government expenses and increasing government revenues. One of these measures established for calendar years 2009 to 2011 a special 5.0% surtax on corporations that have gross income in excess of $100,000. This increased the Company’s income tax rate from 39.0% to 40.95% for tax years from 2009 to 2011.
On November 15, 2010, Act 171 was enacted into law (“Act 171”) generally providing, among other things: (1) an income tax credit equal to 7% of the “tax liability due” to corporations that paid the christmas bonus required by local labor laws, and (2) extending to 10 years the carry forward term of net operating losses incurred for years commenced after December 31, 2004 and before December 31, 2012.
On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the 1994 Code largely ineffective, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25%. The 2011 Code eliminated the special 5% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restrictions on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or a group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.
The Company is evaluating the impact of the tax reform on its results of operations including the election to be taxed under the 1994 Code. Nevertheless, the Company recorded its deferred tax assets expected to reverse after 2015 at the 30% tax rate required for all taxable earnings beginning in 2016 which is the latest year that it would be required to convert to the 2011 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and expected to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code as of March 31, 2011 would represent an additional deferred tax expense of $8.4 million.
Income Tax Expense
The components of income tax expense are summarized below:

	Quarters Ended
	March 31,
(In thousands)	2011	2010
Current income tax expense — United States	$2,373	$275
Deferred income tax expense:
Puerto Rico	2,670	1,787
United States	53	467

Total deferred income tax expense	2,723	2,254

Total income tax expense	$5,096	$2,529

The current income tax expense of $2.4 million for the quarter ended March 31, 2011 was related to taxes on U.S. source income. The deferred income tax expense of $2.7 million was related to the net effect on the Company’s deferred tax assets of (i) Puerto Rico tax legislation approved in January 2011 lowering the effective tax rate resulting in a deferred tax expense of $18.8 million, and (ii) the increased earnings expectations for profitable Puerto Rico entities which resulted in a deferred tax benefit of $16.2 million, as well as net amortization of existing deferred taxes of $0.1 million.
The income tax expense of $2.5 million for the quarter ended March 31, 2010 consists of a current income tax expense of $0.3 million and a deferred income tax expense of $2.2 million. The current tax expense is primarily related to tax expense on U.S. source income. The deferred tax expense resulted from recognition of a valuation allowance on certain deferred tax assets as well as amortization of existing DTAs.
Deferred Tax Components
The Company’s DTA consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company.
The Company has entered into several agreements with the Puerto Rico Treasury Department related to the intercompany transfers of IOs (The “IO Tax Asset” or “IO”) and its tax treatment thereon. Under the agreements, the Company established the tax basis of all the IO transfers, clarified that for Puerto Rico income tax purpose, the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years, and established that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary. During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that granted the Company a two year moratorium of the amortization of the IO Tax Asset. This agreement resulted in a benefit of $11.2 million for the third quarter of 2009 and was effective for the taxable year beginning January 1, 2009. The realization of the deferred tax asset related to the differential in the tax basis of IOs sold is dependent upon the existence of, or generation of, taxable income during the remaining 12 (15 year original amortization period, 17 year original amortization period including the two year moratorium) period in which the amortization of the IO Tax Asset is available. The IOs expire in 2022. Any IO amortization in excess of all legal entities’ taxable income would become a NOL subject to the 7 or 10 year carry-over period. Upon a business combination, which is not structured as a purchase of assets, the IOs should survive and be available to be used by the group’s legal entities.
NOLs generated between 2005 and 2011 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of March 31, 2011, expire beginning in 2016 until 2021 for Puerto Rico entities and 2025 through 2029 for United States entities. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.
The Company evaluates its deferred tax asset for realizability, and the deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.
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

As of March 31, 2011, the Company had two Puerto Rico entities which had incurred several consecutive years of losses. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company may not be able to fully realize the deferred tax assets related to these two entities in the future. Accordingly, as of March 31, 2011 and December 31, 2010, the Company determined that it was more likely than not that $442.0 million and $462.7 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for those amounts. As of March 31, 2011 and December 31, 2010, the Company’s deferred tax assets were as follows:

(In thousands)	March 31, 2011	December 31, 2010
Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$214,481	$237,912
Net operating loss carry-forwards	200,270	193,322
Allowance for loan and lease losses	47,262	48,635
Capital loss carry-forward	26,355	26,783
Reserve for losses on OREO	15,499	17,340
Other	41,853	44,445

Gross deferred tax asset	545,720	568,437
Valuation allowance	(442,019)	(462,725)

Net deferred tax asset	$103,701	$105,712

As of March 31, 2011 and December 31, 2010, the deferred tax asset valuation allowance off-set the following deferred tax assets:

(In thousands)	March 31, 2011	December 31, 2010
Differential in tax basis of IOs sold	$122,402	$143,550
Net operating loss carry-forwards	193,646	186,447
Allowance for loan and lease losses	44,759	45,950
Capital loss carry-forward	26,351	26,779
Reserve for losses on OREO	15,453	17,294
Other	39,408	42,705

Total valuation allowance	$442,019	$462,725

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and expected to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.0% tax rate pursuant to the 1994 Code. As of March 31, 2011 DTAs totaling $452.0 million were at the 39.0% rate with a valuation allowance of $415.4 million. DTAs of $61.6 million were at the 30% tax rate while DTAs of $32.1 million with a valuation allowance of $26.6 million, were at other tax rates (and would not be impacted by the change in the tax code). If the Company would have elected to adopt the 2011 Code, DTAs would have been $441.4 million with a valuation allowance of $346.1 million for a net DTA of $95.3 million.
For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets was not recorded as they are expected to continue to be profitable. At March 31, 2011, the net deferred tax asset associated with these two companies was $8.6 million, compared to $9.0 million at December 31, 2010. In addition, approximately, $92.1 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.
The valuation allowance also includes $1.0 million and $1.3 million related to deferred taxes on unrealized losses on cash flow hedges as of March 31, 2011 and December 31, 2010, respectively.
Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of March 31, 2011 and December 31, 2010 because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value.
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
Accounting for Uncertainty in Income Taxes
As of March 31, 2011, the Company did not have unrecognized tax benefits and had accrued interest of $0.8 million on previously unrecognized tax benefits. The Company classifies all interest related to tax uncertainties as income tax expense.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. During the third quarter of 2010, the Company settled its uncertain tax positions. As of March 31, 2011, the following years remain subject to examination: U.S. Federal jurisdictions — 2004 through 2008 and Puerto Rico — 2005 through 2008.
The following presents the beginning and ending amounts of accruals for uncertain income tax positions:

(In thousands)	December 31, 2010
Balance at beginning of period	$3,475
Additions for tax positions of prior years	280
Additions for tax positions of current year	—
Release of contingencies	(3,755)

Balance at end of period	$—

24. Guarantees
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the quarter ended March 31, 2011, repurchases amounted to $149,000, compared to $50,000 for the corresponding 2010 period. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans was $135.8 million and $139.6 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2011 and December 31, 2010, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.8 billion. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter ended March 31, 2011, the Company repurchased at fair value $4.4 million pursuant to recourse provisions, compared to $7.3 million for the corresponding 2010 period.
Doral Financial’s reserve for its exposure to recourse amounted to $9.9 million and $10.3 million, and the reserve for other credit-enhanced transactions explained above amounted to $9.0 million, as of March 31, 2011 and December 31, 2010, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for the period shown:

Quarter Ended
(In thousands)	March 31, 2011
Balance at beginning of period	$10,264
Net charge-offs / termination	(628)
Provision for recourse liability	241

Balance at end of period	$9,877

25. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, performance standby letters of credit and commitments to sell loans.

(In thousands)	March 31, 2011	December 31, 2010
Commitments to extend credit	$147,369	$139,791
Commitments to sell loans	113,999	64,751
Performance standby letter of credit	25	25

Total	$261,393	$204,567

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
26. Commitments and Contingencies
Total minimum rental and operating commitments for leases in effect at March 31, 2011, were as follow:

(In thousands)
2012	$6,539
2013	6,328
2014	5,455
2015	5,215
2016	5,093
2017 and thereafter	24,101

$52,731

Total rent expense for the quarter ended March 31, 2011 amounted to approximately $2.1 million compared to $1.7 million for the corresponding 2010 period.
Doral Financial and its subsidiaries are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business, including employment related matters. Management believes, based on the opinion of legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial statements of Doral Financial.
Since 2005, Doral Financial became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement. For additional information on Legal Matters and Banking Regulatory Matters refer to Note 32 of the financial statements on the Company’s 2010 Annual Report on Form 10-K.
27. Stock Option and Other Incentive Plans
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
The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the quarter ended March 31, 2011.
On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the first quarter of 2010. The stock options vest ratably over a five year period commencing with the grant date.
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
On March 22, 2011, five independent directors were each granted 25,000 shares of restricted stock. The restricted stock will vest in installments as follows: (i) 50% of the shares shall vest 12 calendar months after the grant date, and (ii) an additional 50% of the shares will vest 24 calendar months after the grant date.
Stock-based compensation recognized was as follows:

	Quarters Ended
	March 31,
(In thousands)	2011	2010
Stock-based compensation recognized, net	$660	$17

Unrecognized at end of period:
Stock options	$107	$232

Restricted stock	$6,241	$—

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.50
Expected volatility	39.00%
Expected dividend yield	—%
Risk-free interest rate	3.49%
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
Doral Financial’s nonvested restricted stock activity for the quarter ended March 31, 2011 is as follows:

		Weighted-Average
		Grant Date Fair
Nonvested Restricted Shares	Shares	Value
Nonvested at December 31, 2010	3,000,000	$2.74
Granted	125,000	1.17

Nonvested at March 31, 2011	3,125,000	2.68

As of March 31, 2011, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $6.3 million related to stock options and restricted stock granted. That cost is expected to be recognized over a period of 3 years for the stock options and restricted stock. As of March 31, 2011, the total grant date fair value of shares and restricted stock was $8.7 million.

28. Earnings Per Share Data
The reconciliation of the numerator and denominator of the earnings per share follows:

	Quarters Ended
	March 31,
(Dollars in thousands, except per share amounts)	2011	2010
Net Income (Loss):
Net income (loss)	$3,324	$(3,503)
Convertible preferred stock dividend	(2,415)	(1,864)
Effect of conversion of preferred stock (1)	—	26,585

Net income attributable to common shareholders	$909	$21,218

Weighted-Average Number of Common Shares Outstanding (2)	127,293,756	62,528,221

Earnings per Common Share (3)	$0.01	$0.34

(1)	The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued amounted to $31.6 million for the quarter ended March 31, 2010 and was credited to retained earnings. In the case of the cumulative preferred stock, the fair value of stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million for the quarter ended March 31, 2010 was charged to retained earnings. As a result, both transactions impacted the net income attributable to common shareholders.

(2)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of March 31, 2011, there were 60,000 stock options and 3,125,000 shares of restricted stock granted that were also excluded from this computation for their antidilutive effect.

(3)	For the quarters ended March 31, 2011 and 2010, earnings per common share represent both basic and diluted earnings per common share, respectively, for each of the periods presented.
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
For the quarter ended March 31, 2011 and 2010, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (i) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (ii) upon the occurrence of certain corporate transactions; or (iii) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.
29. Fair Value of Assets and Liabilities
The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, Doral may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
The Company discloses for interim and annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position.

Fair Value Hierarchy
The Company categorizes its financial instruments based on priority of inputs to the valuation technique into a three level hierarchy described below.
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
Residential mortgage loans are considered collateral dependent when they are 180 days past due (collateral dependent residential mortgage loans are those past due loans whose borrowers’ financial condition has deteriorated to the point that Doral considers only the collateral when determining its allowance for loan and lease loss estimate). An updated estimate of property’s value is obtained when the loan is 180 days past due, and a second assessment of value is obtained when the loan is 360 days past due. The Company generally uses broker price opinions (“BPOs”) as an assessment of value of collateral dependent residential mortgage loans.
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

Once third party appraisals are obtained the previously estimated property values are updated with the actual values reflected in the appraisals and any additional loss incurred is recognized in the period when the appraisal is received. The internally developed collateral pricing index is also updated and any changes resulting from the update in the index are also recognized in the period.
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
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans held for sale. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of March 31, 2011.
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
For the fair value of loans receivable, not reported at fair value loans are classified by type such as, residential mortgage loans, commercial real estate, commercial and industrial, leases, land, and consumer loans. The fair value of residential mortgage loans is based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. For the syndicated commercial loans, the Company engages a third party specialist to assist with its valuation. The fair value of syndicated commercial loans is determined based on market information on trading activity. For all other loans, the fair value is estimated using discounted cash flow analyses, based on LIBOR and with adjustments that the Company believes a market participant would consider in determining fair value for like assets.

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

	March 31, 2011				December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$805	$—	$—	$805	$766	$—	$—	$766
IOs	41,618	—	—	41,618	44,250	—	—	44,250
Derivatives	137	—	137	—	13	—	13	—

Total Securities Held for Trading	42,560	—	137	42,423	45,029	—	13	45,016

Securities Available for Sale

Agency MBS	1,101,569	—	1,099,887	1,682	1,142,973	—	1,141,281	1,692
CMO Government Sponsored Agencies	202,709	—	195,373	7,336	312,831	—	305,442	7,389
Non-Agency CMOs	7,753	—	—	7,753	7,192	—	—	7,192
Obligations U.S. Government Sponsored Agencies	94,925	—	94,925	—	34,992	—	34,992	—
Other	11,876	—	—	11,876	7,077	—	—	7,077

Total Securities Available for Sale	1,418,832	—	1,390,185	28,647	1,505,065	—	1,481,715	23,350

Servicing Assets	116,299	—	—	116,299	114,342	—	—	114,342

	$1,577,691	$—	$1,390,322	$187,369	$1,664,436	$—	$1,481,728	$182,708

Liabilities:
Derivatives (1)	$3,970	$—	$3,970	$—	$5,418	$—	$5,418	$—

(1)	Forward contracts and interest rate swaps included as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

The changes in Level 3 of assets and liabilities for the quarters ended March 31, 2011 and 2010, measured at fair value on a recurring basis are summarized as follows:

	For the quarter ended March 31, 2011
			Capitalization		Principal
		Change in fair	of servicing	Net gains	repayments
		value	assets	included in	and
		included in	included in	other	amortization
	Balance, beginning	the Statement	the Statement	comprehensive	of premium		Balance, end
(In thousands)	of year	of Operations	of Operations	income	and discount	Purchases	of period
Securities held for trading
MBS	$766	$39	$—	$—	$—	$—	$805
IOs (1)	44,250	(2,632)	—	—	—	—	41,618

Total securities held for trading	45,016	(2,593)	—	—	—	—	42,423
Securities available for sale (2)
Agency MBS	1,692	—	—	15	(25)	—	1,682
CMO Government Sponsored Agencies	7,389	—	—	18	(71)	—	7,336
Non-Agency CMOs	7,192	—	—	509	52	—	7,753
Other	7,077	—	—	17	(220)	5,002	11,876

Total securities available for sale	23,350	—	—	559	(264)	5,002	28,647
Servicing Assets (3)	114,342	(140)	2,097	—	—	—	116,299

Balance at end of period	$182,708	$(2,733)	$2,097	$559	$(264)	$5,002	187,369

	For the quarter ended March 31, 2010
			Capitalization		Principal
		Change in fair	of servicing	Net gains	repayments
		value	assets	included in	and
		included in	included in	other	amortization
	Balance, beginning	the Statement	the Statement	comprehensive	of premium	Purchases	Balance, end
(In thousands)	of year	of Operations	of Operations	income	and discount	and sales	of period
Securities held for trading
MBS	$893	$(97)	$—	$—	$—	$—	$796
IOs (1)	45,723	(2,139)	—	—	—	—	43,584

Total securities held for trading	46,616	(2,236)	—	—	—	—	44,380
Securities available for sale (2)
Agency MBS	1,830	—	—	7	(99)	—	1,738
CMO Government Sponsored Agencies	7,701	—	—	580	(87)	—	8,194
Non-Agency CMOs	270,600	(13,259)	—	13,873	(10,085)	—	261,129
Other	1,650	—	—	210	—	—	1,860

Total securities available for sale	281,781	(13,259)	—	14,670	(10,271)	—	272,921
Servicing Assets (3)	118,493	(2,004)	1,777	—	—	(30)	118,236

Balance at end of period	$446,890	$(17,499)	$1,777	$14,670	$(10,271)	$(30)	435,537

(1)	Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. As of March 31, 2011, the IO had a loss of $0.4 million for change in fair value and an amortization of $2.2 million. As of March 31, 2010 the IO had a gain of $0.7 million for change in fair value and an amortization of $2.8 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities.

(3)	Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis during the first quarter of 2011, that were still held on the balance sheet at March 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3
March 31, 2011
Loans receivable (1)	$138,844	$138,844
Real estate held for sale (2)	27,411	27,411

Total	$166,255	$166,255

December 31, 2010
Loans receivable (1)	$266,093	$266,093
Real estate held for sale (2)	70,335	70,335
Other assets (3)	2,275	2,275

Total	$338,703	$338,703

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

(3)	Represents the carrying value of CB, LLC assets for which adjustments are based on the appraised value of land and the remaining housing units.
The following table summarizes total gains or losses relating to assets (classified as level 3) held at the reporting periods.

	Location of Gain or Loss
	Recognized in the	Quarters Ended March 31,
(In thousands)	Statement of Operations	2011	2010
Loans receivable	(Recovery) provision for loan and lease losses	$(2,622)	$16,051
Real estate held for sale	Other expenses	$4,548	$4,449

Disclosures about Fair Value of Financial Instruments
The following table discloses the carrying amounts of financial instruments and their estimated fair values as of March 31, 2011 and December 31, 2010. The amounts in the disclosure have not been updated since quarter end, therefore, the valuations may have changed significantly since that point in time. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	March 31, 2011		December 31, 2010
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$333,005	$333,005	$355,819	$355,819
Other interest-earning assets	153,520	153,520	156,607	156,607
Securities held for trading (1)	42,560	42,560	45,029	45,029
Securities available for sale	1,418,832	1,418,832	1,505,065	1,505,065
Loans held for sale (2)	305,471	312,301	319,269	325,655
Loans receivable	5,418,800	5,088,598	5,464,919	5,179,879
Servicing assets	116,299	116,299	114,342	114,342

Financial liabilities:
Deposits	$4,486,248	$4,543,521	$4,618,475	$4,685,730
Securities sold under agreements to repurchase	1,176,800	1,236,127	1,176,800	1,218,280
Advances from FHLB	865,363	893,846	901,420	923,266
Loans payable	298,598	298,598	304,035	304,035
Notes payable	512,513	485,232	513,958	482,441
Derivatives (3)	3,970	3,970	5,418	5,418

(1)	Includes derivatives of $0.1 million and $13,000 for March 31, 2011 and December 31, 2010, respectively.

(2)	Includes $155.6 million and $153.4 million for March 31, 2011 and December 31, 2010, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(3)	Includes $0.1 million and $0.7 million of derivatives held for trading purposes and $3.9 million and $4.7 million of derivatives held for purposes other than trading, for March 31, 2011 and December 31, 2010, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.
30. Derivatives
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

As of March 31, 2011 and December 31, 2010, the Company had the following derivative financial instruments outstanding:

	March 31, 2011			December 31, 2010
		Fair Value			Fair Value
	Notional			Notional
(In thousands)	Amount	Asset (1)	Liability(2)	Amount	Asset (1)	Liability(2)
Cash Flow Hedges:
Interest rate swaps	$74,000	$—	$(3,946)	$74,000	$—	$(4,677)
Other Derivatives (non hedges):
Interest rate caps	210,000	3	—	210,000	13	—
Forward contracts	55,000	134	(24)	100,000	—	(741)

Total	$339,000	$137	$(3,970)	$384,000	$13	$(5,418)

(1)	Fair value included as part of “Securities held for trading” in the Company’s Statement of Financial Condition.

(2)	Fair value included as part of “Accrued expenses and other liabilities” in the Company’s Statement of Financial Condition.
Cash Flow Hedges
As of both March 31, 2011 and December 31, 2010, the Company had $74.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2011 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarters ended March 31, 2011 and 2010, the Company did not recognize ineffectiveness for the interest rate swaps designated as cash flow hedges. As of March 31, 2011 and 2010, accumulated other comprehensive loss included unrealized losses on cash flow hedges of $2.5 million and $6.1 million, respectively, of which the Company expects to reclassify approximately $2.8 million and $5.7 million, respectively, against earnings during the next twelve months.
Doral Financial’s interest rate swaps had weighted average receive rates of 0.27% and 0.29% and weighted average pay rates of 4.60% at March 31, 2011 and December 31, 2010, respectively.
The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended March 31, 2011 and 2010.

	Location of Loss				Loss Reclassified
	Reclassified from				from Accumulated
	Accumulated Other			Accumulated	Other
	Comprehensive			Other	Comprehensive
	Income (Loss) to	Notional		Comprehensive	Income (Loss) to
(In thousands)	Income	Amount	Fair Value	Income (Loss)	Income
Cash flow Hedges
March 31, 2011

Interest rate swaps	Interest expense - Advances from FHLB	$74,000	$(3,946)	$732	$(764)

March 31, 2010
Interest rate swaps	Interest expense - Advances from FHLB	$305,000	$(9,114)	$1,558	$(1,151)

Trading and Non-Hedging Activities
The following table summarizes the total derivatives positions at March 31, 2011 and 2010, respectively, and their different designations. Also, includes net gains (losses) on derivative positions for the periods indicated.

	Location of Gain (Loss)
	Recognized in the
	Consolidated Statement	March 31, 2011
	of			Net Loss for the
(In thousands)	Operations	Notional Amount	Fair Value	Quarter
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain on trading activities	$210,000	$3	$(10)
Forward contracts	Net gain on trading activities	55,000	110	(626)

		$265,000	$113	$(636)

	Location of (Loss) Gain	March 31, 2010
	Recognized in the Consolidated			Net (Loss) Gain
(In thousands)	Statement of Operations	Notional Amount	Fair Value	for the Quarter
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain on trading activities	$270,000	$216	$(561)
Forward contracts	Net gain on trading activities	125,000	(669)	891

		$395,000	$(453)	$330

Doral Financial held $265.0 million and $310.0 million in notional value of derivatives not designated as hedges at March 31, 2011 and December 31, 2010, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of March 31, 2011 and December 31, 2010, the Company had outstanding interest rate caps with a notional amount of $210.0 million, respectively.
The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSR. The notional amount of the forward contract used to create an economic hedge on its MSR as of March 31, 2011 and 2010 was $25.0 million and $100.0 million, respectively. As of March 31, 2011 and 2010, the Company had forwards hedging its warehousing line with a notional amount of $30.0 million and $25.0 million, respectively. As of December 31, 2010, the Company had a notional amount of $50.0 million of forward contracts used to created an economic hedge on its MSR and a notional amount of $50.0 million of forwards hedging its warehousing line. For the quarter ended March 31, 2011, the Company recorded losses of $0.6 million on forward contracts which included losses of $0.5 million, related to the economic hedge on the MSR. For the quarter ended March 31, 2010, the Company recorded gains of $0.9 million, on forward contracts which included gains of $1.8 million, related to the economic hedge on the MSR.
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
All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at March 31, 2011 and December 31, 2010 was not considered material.

31. Variable Interest Entities
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
Special Purpose Entities (“SPE”): The Company is involved with two special purpose entities that are deemed to be VIEs:
•	The Company sold an asset portfolio to a third party on July 29, 2010, consisting of performing and non-performing late-stage residential construction and development loans and other real estate assets, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which has a 10-year maturity and a fixed interest rate of 8.0% per annum and permits interest capitalization for the first 18 months. This financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets. As of March 31, 2011, the carrying amount of the note receivable was $96.9 million and is classified in loans receivable in the Consolidated Statement of Financial Condition.
Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10 year maturity and a fixed interest rate of 8% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties. As of March 31, 2011, the carrying amount of the line of credit is $2.8 million and is classified as loan receivable in the Consolidated Statement of Financial Condition.
The Company has determined that the acquirer is a VIE and that the Company is not its primary beneficiary. The assets of the acquirer are comprised of the transferred asset portfolio in addition to $10.2 million of in kind capital contribution provided by a single third party. The sole equity holder has unconditionally committed to contribute an additional $7.0 million of capital over the next six years.
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
The transfer of the portfolio, consisting of construction loans and other real estate assets, was accounted for as a sale. The note receivable was recognized at its initial fair value of $96.9 million. The initial fair value measurement of the note receivable was determined using discount rate adjustment techniques with significant unobservable (Level 3) inputs. Management based its fair value estimate using cash flows forecasted considering the initial and future loan advances, when the various construction project units would be complete, current absorption rates of new housing in Puerto Rico, and a market interest rate that reflects the estimated credit risk of the acquirer and the nature of the loan collateral. Doral considered the loans to be construction loans for the purposes of determining a market rate.
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
Doral CLO I, Ltd. is a VIE because it does not have sufficient equity investment at risk and the subordinated notes provide additional financial support to the structure. Management has determined that the Company is the primary beneficiary of Doral CLO I, Ltd. because it has a variable interest in Doral CLO I, Ltd.through both its collateral manager fee and its obligation to absorb potentially significant losses and the right to receive potentially significant benefits of the CLO through the subordinated securities held. The most significant activities of Doral CLO I, Ltd. are those associated with managing the collateral obligations on a day-to-day basis and, as collateral manager, the Company controls the significant activities of the VIE.

The classifications of assets and liabilities on the Company’s Statement of Financial Condition associated with our consolidated VIE follows for the periods indicated:

(In thousands)	March 31, 2011	December 31, 2010
Carrying amount
Cash and other interest-earning assets	$41,680	$51,828
Loans receivable	411,705	401,723
Allowance for loan and lease losses	(1,939)	(2,388)
Other assets	9,589	9,795

Total assets	461,035	460,958

Notes payable (third party liability)	249,826	249,822
Other liabilities	1,779	2,934

Total liabilities	251,605	252,756

Net assets	$209,430	$208,202

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

(In thousands)	March 31, 2011	December 31, 2010
Carrying amount
Servicing assets	$15,300	$15,201
Available for sale securities:
Non-agency CMO	11,161	11,108
Loans receivable:
Construction and land	412,839	437,378
Maximum exposure to loss (1)
Servicing assets	$15,300	$15,201
Available for sale securities:
Non-agency CMO (2)	11,161	11,108
Loans receivable:
Construction and land	412,839	437,378

(1)	Maximum exposure to loss is a required disclosure under GAAP and represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

(2)	Refers to book value of residual interest from two private placements (Refer to Note 6 for additional information). These transactions are structured without recourse, so as servicers our exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the SPE’s assets.
32. Segment Information
The Company’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.
Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Executive Officer, to the senior management team and, to a lesser extent, the Board of Directors, and management also considered the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
During 2011, the Company reorganized its reportable segments consistent with its return to profitability plan. The strategic plan has the objectives of establishing a focused approach for a turnaround and returning to profitability, and of managing its liquidating portfolios. The Company now operates in the following four reportable segments:
•	Puerto Rico – This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a 34 branch network in Puerto Rico offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.
•	United States — This segment includes retail banking in the United States through its federal savings bank subsidiary with branches in New York and Florida. This segment also includes the Company’s U.S. commercial lending businesses, including the middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market, which is the primary source of growth in the Company’s loan portfolio.
•	Liquidating Operations — This segment includes the loan portfolios of product lines for which the Company has discontinued new lending, primarily construction and land portfolios (loans and repossessed assets) with the purpose of maximizing the Company’s recovery on these assets. There is no expected new funding in the portfolios within this segment except as part of a workout function.
•	Treasury — The Company’s Treasury function manages the investment portfolio, interest rate risk and liquidity position of Doral. It also serves as a source of funding for the Company’s other lines of business.
The accounting policies followed by the segments are generally the same as those described in the Summary of Significant Accounting Policies described in the Company’s Notes to the Consolidated Financial Statements included in 2010 Annual Report on Form 10-K except for intersegment allocations. Intersegment entries are made to account for intersegment loans in which segments with excess liquidity lend to segments with a shortage of liquidity. The extent of the intersegment loans is calculated based on the net assets less allocated equity of each segment. Intersegment interest income and expense is calculated based on portfolio specifics and market terms. The Company also allocates administrative expenses (included in the “Corporate” column in the table below) proportionally to the four reportable segments based on their individual total assets after intersegment loans. Income tax expense has not been deducted in the determination of segment profits.
The following table presents financial information of the four reportable segments as of and for the quarter ended March 31, 2011 with the new reportable segment structure. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, we have presented below segment information as of and for the quarter ended March 31, 2011 with the new reportable segment structure as well as comparative segment information as of and for the quarters ended March 31, 2011 and 2010 using the old reportable segment structure.
Prior to 2011, the Company operated in three reportable segments: mortgage banking activities, banking (including thrift operations) and insurance agency activities. The Company’s segment reporting was organized by legal entity and aggregated by line of business. Legal entities that did not meet the threshold for separate disclosure were aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targeted different customers and required different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area and since the third quarter of 2010, in Florida.

	Quarter Ended March 31, 2011
				Liquidating		Intersegment
(In thousands)	Puerto Rico	United States	Treasury	Operations	Corporate	Eliminations	Total
Net interest income (loss) from external customers	$44,960	$11,836	$(16,794)	$3,168	$—	$—	$43,170
Intersegment net interest (loss) income	(15,740)	(948)	20,818	(2,093)	(2,037)	—	—
Total net interest income (loss)	29,220	10,888	4,024	1,075	(2,037)	—	43,170
(Recovery) provision for loan and lease losses	(458)	(396)	—	3,444	—	—	2,590
Non-interest income (loss)	23,514	1,933	3,180	(3)	—	—	28,624
Depreciation and amortization	1,575	163	—	1	1,464	—	3,203
Non-interest expense	27,868	6,341	4,604	5,897	12,871	—	57,581
Net income (loss) before income taxes and corporate allocations	23,749	6,713	2,600	(8,270)	(16,372)	—	8,420
Allocation of corporate	12,698	2,604	35	1,035	(16,372)	—	—
Net income (loss) before income taxes	11,051	4,109	2,565	(9,305)	—	—	8,420
Identifiable assets	6,312,526	1,062,209	4,134,467	664,452	215,975	(3,925,533)	8,464,096

The following tables present net interest income, provision for loan and lease losses, non-interest income, income (loss) before income taxes, net income (loss) and identifiable assets for each of the Company’s reportable segments under the old reportable segment structure for the periods presented.

	Quarter Ended March 31, 2011
	Mortgage			Intersegment
(In thousands)	Banking	Banking	Insurance Agency	Eliminations (1)	Total
Net interest income	$742	$41,320	$—	$1,108	$43,170
Provision for loan and lease losses	(40)	2,630	—	—	2,590
Non-interest income	6,617	24,400	2,223	(4,616)	28,624
Income (loss) before income taxes	330	8,253	1,339	(1,502)	8,420
Net income	(1,795)	5,827	794	(1,502)	3,324
Identifiable assets	1,728,361	7,780,812	10,815	(1,055,892)	8,464,096

	Quarter Ended March 31, 2010
	Mortgage			Intersegment
(In thousands)	Banking	Banking	Insurance Agency	Eliminations (1)	Total
Net interest income	$3,386	$38,603	$—	$1,772	$43,761
Provision for loan and lease losses	2,117	11,804	—	—	13,921
Non-interest income	6,161	31,624	2,380	(3,581)	36,584
(Loss) income before income taxes	(7,356)	4,346	1,887	149	(974)
Net (loss) income	(7,410)	2,643	1,115	149	(3,503)
Identifiable assets	1,610,150	8,948,732	18,622	(864,616)	9,712,888

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.
The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

	Quarter Ended March 31, 2011
(In thousands)	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$35,715	$7,084	$371	$43,170
Provision (recovery) for loan and lease losses	2,985	(395)	—	2,590
Non-interest income	26,693	2,299	(368)	28,624
Income before income taxes	4,876	3,526	18	8,420
Net Income	780	2,526	18	3,324
Identifiable assets	7,998,470	1,060,840	(595,214)	8,464,096

	Quarter Ended March 31, 2010
(In thousands)	Puerto Rico	Mainland U.S.	Eliminations	Totals
Net interest income	$40,414	$3,207	$140	$43,761
Provision (recovery) for loan and lease losses	13,939	(18)	—	13,921
Non-interest income	36,149	604	(169)	36,584
(Loss) income before income taxes	(1,611)	637	—	(974)
Net (loss) income	(3,613)	110	—	(3,503)
Identifiable assets	9,617,521	568,923	(473,556)	9,712,888

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. In addition, Doral Financial may make forward-looking statements in its press releases, other filings with the Securities and Exchange Commission (“SEC”) or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others.
These forward-looking statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings, tax legislation and tax rules, regulatory matters and new accounting standards on the Company’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, but instead represent Doral Financial’s current expectations regarding future events. Such statements may be generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “predict,” “forecast,” “anticipate,” “target,” “goal,” “may” or similar expressions.
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
Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond Doral Financial’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:
•	the continued recessionary conditions of the Puerto Rico economy and any deterioration in the performance of the United States economy and capital markets leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

•	the weakness of the Puerto Rico and United States real estate markets and of the Puerto Rico and United States consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which have contributed and may continue to contribute to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment (“OTTI”) of such assets under generally accepted accounting principles in the United States of America (“GAAP”);

•	our ability to derive sufficient income to realize the benefit of the deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the recently enacted changes to the Puerto Rico internal revenue code and other related tax provisions and the impact of such measures on several sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	uncertainty about the outcome of regular annual safety and soundness and compliance examinations by our primary regulators which may contribute to, among other things, an increase in charge-offs, loan loss provisions, and compliance costs;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for public companies and financial services companies in the United States (including Puerto Rico) as a result of, among other things, the adoption in July 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations adopted and to be adopted thereunder by various federal and state securities and banking regulatory agencies, and the impact of such developments on our business, business practices, capital requirements and costs of operations;

•	the exposure of Doral Financial, as originator of residential mortgage loans, sponsor of residential mortgage loan securitization transactions, or servicer of such loans or such transactions, or in other capacities, to government sponsored enterprises (“GSEs”), investors, mortgage insurers or other third parties as a result of representations and warranties made in connection with the transfer or securitization of such loans;

•	the risk or possible failure or circumvention of controls and procedures, and the risk that our management policies may be inadequate;

•	the risk that the FDIC may further increase deposit insurance premiums and/or require special assessments to replenish its insurance fund, causing an additional increase in the Company’s non-interest expense;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	the strategies adopted by the FDIC and the three acquiring banks in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with the three Puerto Rico banks that failed in April 2010, which may adversely affect real estate values in Puerto Rico;

•	to the extent we make any acquisitions, including FDIC-assisted acquisitions of assets and liabilities of failed banks, risks and difficulties relating to combining the acquired operations with our existing operations;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2010 Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC; and

•	the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in the Company’s 2010 Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC.

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
In addition to the information contained in this Form 10-Q, readers should consider the description of the Company’s business contained in Item 1 of the Company’s Form 10-K for the year ended December 31, 2010. While not all inclusive, Items 1 and 1A of the Form 10-K disclose additional information about the business of the Company, risk factors, many beyond the Company’s control, and further provide discussion of the operating results, financial condition and credit, market and liquidity risks than that which is presented in the narrative and tables included herein.
OVERVIEW OF RESULTS OF OPERATIONS
Net income for the quarter ended March 31, 2011 totaled to $3.3 million, compared to a net loss of $3.5 million for the comparable 2010 period, a $6.8 million improvement. Doral Financial’s performance for the first quarter of 2011, compared to the first quarter of 2010 was primarily due to (i) a decrease of $11.3 million in provision for loan and lease losses; (ii) a decrease in non-interest income of $8.0 million; (iii) a decrease of $6.6 million in non-interest expenses; and (iv) an increase of $2.6 million in tax expense.
The Company’s financial results and condition for the quarter ended March 31, 2011 included the following:
•	The Company reported net income attributable to common shareholders of $0.9 million and earnings per common share of $0.01 for the first quarter of 2011 compared to net income attributable to common shareholders and earnings per common share of $21.2 million and $0.34, respectively, for the first quarter of 2010.

•	Net interest income for the first quarter of 2011 was $43.2 million, a decrease of $0.6 million when compared to the first quarter of 2010. Net interest margin increased 36 basis points to 2.23%, compared to 1.87% for the first quarter of 2010. Improved net interest margin results from the exchange of $555.4 million of high rate advances from FHLB for a comparable amount of lower rate advances from FHLB, calling $128.4 million of high cost callable certificates of deposit, and lowering interest rates on deposits, combined with increased interest income resulting from lower levels of delinquent loans and loss mitigation, as well as growth of the U.S. loan portfolio.

•	Provision for loan and lease losses for the first quarter of 2011 was $2.6 million, a decrease of $11.3 million over the provision recorded for the first quarter of 2010. The first quarter 2011 provision for loan and lease losses included $8.3 million net provisions for construction and land, commercial real estate and commercial and industrial loans reviewed individually for impairment offset in part by net lower general reserves resulting from improved collections of delinquent loans and adoption of certain refinements in loss reserve calculations.

•	First quarter 2011 non-interest income of $28.6 million decreased $8.0 million compared to non-interest income of $36.6 million for the first quarter of 2010. Non-interest income for the first quarter of 2011 included a gain on sale of investment securities of $2.9 million compared to a $26.4 million gain for the first quarter of 2010. The first quarter 2010 gain on securities sales was partially offset by an other-than-temporary-impairment charge of $13.3 million.

•	First quarter 2011 non-interest expense of $60.8 million decreased $6.6 million from expenses for the quarter ended March 31, 2010. Lower expenses in the first quarter of 2011 compared to the first quarter of 2010 were due to: (i) lower provisions and other expenses for other real estate owned properties of $2.4 million, (ii) lower professional services expenses of $5.2 million, partially offset by (iii) an increase of $1.9 million in compensation and benefits expense.

•	First quarter 2011 income tax expense of $5.1 million increased $2.6 million compared with income tax expense of $2.5 million in the first quarter of 2010. Income tax expense reflects $2.4 million resulting from the profitable operations of certain U.S. and Puerto Rico entities, and $2.7 million resulting from the net effect on Doral’s deferred tax asset of (i) Puerto Rico tax legislation approved in January 2011 lowering the effective tax rate and (ii) the increased earnings expectations for profitable Puerto Rican entities, as well as net amortization of existing deferred taxes.

•	Doral’s first quarter 2011 loan production was $350.1 million, up from $289.1 million for the first quarter of 2010. The loan production increase of $61.0 million resulted from the commercial loan production volume increase of $109.6 million, largely due to new lending by the Company’s U.S. middle market syndicated lending unit, partially offset by lower Puerto Rico residential mortgage loan production (down $43.3 million) as residential mortgage loan originations declined on the island.

•	Doral reported total assets as of March 31, 2011 of $8.5 billion compared to $8.6 billion as of December 31, 2010.

•	Total deposits of $4.5 billion as of March 31, 2011, decreased $132.2 million, or 2.9%, from deposits of $4.6 billion as of December 31, 2010. The deposit decrease resulted from a $122.1 million (5.2%) decrease in brokered deposits.

•	Advances from FHLB were $865.4 million as of March 31, 2011, down $36.0 million (4.0%) from advances from FHLB of $901.4 million as of December 31, 2010.

•	Non-performing loans (“NPLs”) as of March 31, 2011 were $571.5 million, a decrease of $54.9 million from December 31, 2010, as Doral continued to emphasize collections and restructures to optimize performance of the loan portfolio.

•	The Company’s capital ratios continue to exceed the published well-capitalized standards established by the federal banking agencies with ratios of Tier 1 Leverage of 8.87%, Tier 1 Risk-based Capital of 13.54% and Total Risk-based Capital of 14.80%. The Leverage, Tier 1 and Total Risk-based Capital Ratios exceeded the well-capitalized standards by $325.4 million, $415.3 million and $264.5 million, respectively.

Table A — Selected Financial Data

	Quarters Ended
	March 31,
(In thousands, except for share data)	2011	2010
Selected Income Statement Data:
Interest income	$93,991	$109,228
Interest expense	50,821	65,467

Net interest income	43,170	43,761
Provision for loan and lease losses	2,590	13,921

Net interest income after provision for loan and lease losses	40,580	29,840
Non-interest income	28,624	36,584
Non-interest expenses	60,784	67,398

Income (loss) before income taxes	8,420	(974)
Income tax expense	5,096	2,529

Net income (loss)	$3,324	$(3,503)

Net income attributable to common shareholders(1)	$909	$21,218

Net income per common share(2)	$0.01	$0.34

Accrued dividends, preferred stock	$2,415	$1,864
Preferred stock exchange premium, net	$—	$(26,585)
Book value per common share	$4.00	$7.58
Preferred shares outstanding at end of period	5,811,391	5,811,391
Weighted average common shares outstanding	127,293,756	62,528,221
Common shares outstanding at end of period	127,293,756	67,283,370

Selected Balance Sheet Data at Period End:
Cash and cash equivalents	$486,525	$360,962
Total investment securities(3)	1,461,392	2,143,936
Total loans, net(4)	5,724,271	5,693,774
Allowance for loan and lease losses (“ALLL”)	120,204	147,481
Servicing assets, net	116,299	118,236
Total assets	8,464,096	9,712,888
Deposits	4,486,248	4,586,209
Total borrowings	2,853,274	3,981,122
Total liabilities	7,603,391	8,850,537
Preferred equity	352,082	352,082
Common equity	508,623	510,269
Total stockholders’ equity	860,705	862,351

Selected Average Balance Sheet Data for Period End: (5)
Total investment securities	$1,588,310	$2,925,437
Total loans(4)	5,865,592	5,839,194
Total interest-earning assets	7,851,951	9,503,734
Total assets	8,530,595	10,192,660
Deposits	4,535,820	4,652,603
Total borrowings	2,848,369	4,309,017
Total interest-bearing liabilities	7,115,169	8,717,845
Preferred equity	352,082	409,797
Common equity	507,730	467,237
Total stockholders’ equity	859,812	877,034

Operating Data:
Loan production	$350,091	$289,055
Loan servicing portfolio (6)	8,135,127	8,547,261

	Quarters Ended
	March 31,
(In thousands, except for share data)	2011	2010
Selected Financial Ratios:
Performance:
Net interest margin	2.23%	1.87%
Return on average assets	0.16%	(0.14)%
Return on average common equity	0.73%	(4.66)%
Capital:
Leverage ratio	8.87%	8.43%
Tier 1 risk-based capital ratio	13.54%	13.83%
Total risk-based capital ratio	14.80%	15.09%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and other real estate owned (“OREO”) (excluding GNMA defaulted loans)	13.71%	17.84%
Total NPAs as percentage of consolidated total assets	9.19%	10.34%
Non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)	10.36%	15.87%
ALLL as a percentage of loans receivable outstanding, at end of period	2.17%	2.68%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	2.24%	2.76%
ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	3.83%	3.58%
ALLL to non-performing loans (excluding NPLs held for sale)	21.11%	16.99%
ALLL plus partial charge-offs and discounts to non-performing loans (excluding NPLs held for sale)	36.09%	22.21%
ALLL to net charge-offs on an annualized basis	490.88%	504.09%
Provision for loan and lease losses to net charge-offs	42.89%	192.97%
Net charge-off’s to average loan receivable outstanding	0.11%	0.13%
Recoveries to charge-offs	6.15%	5.70%
Other ratios:
Average common equity to average assets	5.95%	4.58%
Average total equity to average assets	10.08%	8.60%
Tier 1 common equity to risk-weighted assets	7.15%	8.16%

(1)	For the quarter ended March 31, 2010, includes $26.6 million related to the net effect of the conversion of preferred stock during the period indicated.

(2)	For the quarters ended March 31, 2011 and 2010, net income per common share represents the basic and diluted income per common share, respectively.

(3)	Excludes the FHLB stock, at cost.

(4)	Includes loans held for sale.

(5)	Average balances are computed on a daily basis.

(6)	Represents the total portfolio of loans serviced for third parties. Excludes $4.3 billion and $4.4 billion of mortgage loans owned by Doral Financial at March 31, 2011 and 2010, respectively.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of March 31, 2011. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” in the Company’s 2010 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010
NET INTEREST INCOME
Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk resulting from the repricing and maturity mismatch in the Company’s assets and liabilities. Doral Financial’s residential mortgage loan assets have a longer maturity and a longer period to repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short-term interest rates. Doral’s syndicated loan portfolio has a variable rate of interest and reprices rapidly helping to reduce interest rate risk created by the residential portfolio. Please refer to “Risk Management” below for additional information on the Company’s exposure to interest rate risk.
Net interest income for the quarters ended March 31, 2011 and 2010, was $43.2 million and $43.8 million, respectively.
First Quarter 2011 vs. First Quarter 2010 — Total interest income for the quarter ended March 31, 2011 totaled $94.0 million, compared to $109.2 million for the corresponding 2010 period, a decrease of $15.2 million, or 13.9%. The decrease in total interest income for the first quarter of 2011, compared to the corresponding period in 2010, was the result of a reduction in interest income on mortgage-backed securities of $12.2 million, or 52.4%, and interest income on loans of $1.4 million or 1.7%. The reduction in interest income on mortgage-backed securities was due to a reduction in the average balance of MBS of $1.3 billion as a result of sales of $378.0 million of non-agency CMOs during April 2010 and the sale of $666.0 million of MBS in the third quarter of 2010. Average loans increased $26.4 million or 0.5% due primarily to increases in the commercial and industrial portfolio as a result of increased loan production in the Company’s U.S. based middle market syndicated lending unit. This increase was partially offset by decreases in the average residential mortgage, consumer, commercial real estate and construction and land portfolios. The reduction in interest income on loans is due in part to the change in the composition of loan originations from higher rate fixed rate mortgages to variable rate syndicated loans, as well as to yield concessions granted as part of loss mitigation strategies late in 2010.
Total interest expense for the quarter ended March 31, 2011 totaled $50.8 million, compared to $65.5 million for the corresponding 2010 period, a decrease of $14.7 million, or 22.4%. The decrease in total interest expense for the first quarter of 2011, compared to the corresponding period in 2010, was due to a decrease in average interest bearing liabilities of $1.6 billion together with a decrease in cost of funds of 15 basis points. The decrease in average interest bearing liabilities was due to decreases in average repurchase agreements of $1.0 billion, in average advances from FHLB of $0.6 billion, in average interest bearing deposits of $142.0 million and was partially offset by an increase in average notes payable of $243.1 million. The reduction in average repurchase agreements resulted in a reduction in interest expense of $8.9 million or 49.4%, and was primarily due to the unwinding of transactions as securities were sold during 2010. The decrease in interest expense on advances from FHLB of $7.4 million or 52.7% was also due to lower average balances as well as the exchange of advances from FHLB which resulted in a reduction in interest expense of approximately $2.7 million. The reduction in average interest bearing deposits was due to a decrease of $496.5 million, or 17.8%, in brokered deposits partially offset by an increase in average retail deposits of $354.5 million, or 21.8%. During 2011, the call of high cost callable certificates of deposit and lowering of interest rates on different deposits products resulted in lower interest expense in the period, excluding the effect of a $2.3 million premium on deposits called included in interest expense. The $2.3 million premium increased the cost of brokered CDs 41 basis points in the quarter. Growth in retail deposits was due to the Company’s efforts to capture deposits after the market consolidation in Puerto Rico in the second quarter of 2010, and the opening of branches in the U.S. mainland. The reduction in interest expense was partially offset by an increase in interest expense on notes payable of $1.5 million or 30.2%, primarily as a result of the $250.0 debt issued under the CLO, a net funding source for Doral beginning in the third quarter of 2010, at a rate of three month LIBOR plus 1.85%.
Net interest margin increased 36 basis points to 2.23% for the quarter ended March 31, 2011 from 1.87% for the quarter ended March 31, 2010. The improved net interest margin was the result of the exchange of $555.4 million of high rate advances from FHLB for a comparable amount of lower rate advances from FHLB, the call of $128.4 million of high cost callable certificates of deposits, and lowering interest rates on deposits, combined with increased interest income resulting from lower levels of delinquent loans and loss mitigation, as well as growth of the U.S. loan portfolio.
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

Table B — Average Balance Sheet and Summary of Net Interest Income

	Quarters Ended March 31,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential (1)	$4,007,381	$54,232	5.49%	$4,099,587	$60,866	6.02%
Lease financing receivables	4,296	75	7.11%	11,652	106	3.70%
Consumer	52,318	1,841	14.27%	71,550	1,900	10.77%

	4,063,995	56,148	5.60%	4,182,789	62,872	6.10%

Commercial:
Commercial real estate	692,062	8,268	4.84%	772,694	9,874	5.18%
Commercial and industrial	650,243	10,700	6.67%	336,481	4,854	5.85%
Construction and land	459,292	4,949	4.37%	547,230	3,833	2.84%

	1,801,597	23,917	5.38%	1,656,405	18,561	4.54%

Total loans (2)	5,865,592	80,065	5.54%	5,839,194	81,433	5.66%
Mortgage-backed securities	1,463,807	11,056	3.06%	2,796,484	23,247	3.37%
Interest-only strips (“IOs”)	43,542	1,470	13.69%	45,703	1,543	13.69%
Investment securities	80,961	99	0.50%	83,250	865	4.21%
Other interest-earning assets	398,049	1,301	1.33%	739,103	2,140	1.17%

Total interest-earning assets/interest income	7,851,951	$93,991	4.85%	9,503,734	$109,228	4.66%

Total non-interest-earning assets	678,644			688,926

Total assets	$8,530,595			$10,192,660

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$1,978,639	$7,868	1.61%	$1,624,154	$7,836	1.96%
Brokered CD’s	2,288,161	19,031	3.37%	2,784,674	18,864	2.75%

	4,266,800	26,899	2.56%	4,408,828	26,700	2.46%
Repurchase agreements	1,176,800	9,120	3.14%	2,203,245	18,024	3.32%
Advances from FHLB	856,538	6,608	3.13%	1,484,587	13,973	3.82%
Other short-term borrowings	—	—	—%	16,556	11	0.27%
Loans payable	301,640	1,542	2.07%	334,317	1,649	2.00%
Notes payable	513,391	6,652	5.18%	270,312	5,110	7.67%

Total interest-bearing liabilities/interest expense	7,115,169	$50,821	2.90%	8,717,845	$65,467	3.05%

Non-interest bearing deposits	269,020			243,775
Other non-interest bearing liabilities	286,594			354,006

Total non-interest-bearing liabilities	555,614			597,781

Total liabilities	7,670,783			9,315,626
Stockholders’ equity	859,812			877,034

Total liabilities and stockholders’ equity	$8,530,595			$10,192,660

Net interest-earning assets	$736,782			$785,889

Net interest income on a non-taxable equivalent basis		$43,170			$43,761

Interest rate spread (3)			1.95%			1.61%
Interest rate margin (4)			2.23%			1.87%
Net interest-earning assets ratio (5)			110.36%			109.01%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $56,000 and $0.2 million for the quarters ended March 31, 2011 and 2010, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average yield on interest bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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
Table C — Net Interest Income Variance Analysis

	Quarter Ended March 31,
	2011 Compared to 2010
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans	$100	$(1,468)	$(1,368)
Mortgage-backed securities	(17,648)	5,457	(12,191)
Interest-only strips	(73)	—	(73)
Investment securities	(40)	(726)	(766)
Other interest-earning assets	(1,894)	1,055	(839)

Total Interest Income Variance	$(19,555)	$4,318	$(15,237)

Interest Expense Variance
Deposits	$(919)	$1,118	$199
Repurchase agreements	(8,402)	(502)	(8,904)
Advances from FHLB	(5,437)	(1,928)	(7,365)
Other short-term borrowings	(6)	(5)	(11)
Loans payable	(173)	66	(107)
Notes payable	3,381	(1,839)	1,542

Total Interest Expense Variance	$(11,556)	$(3,090)	$(14,646)

Net Interest Income Variance	$(7,999)	$7,408	$(591)

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
The provision for loan and lease losses for the first quarter of 2011 reflected a decrease of $11.3 million compared to the first quarter of 2010 due primarily to a decrease in non-performing loans of $300.6 million or 34.5%. The improvement in non-performing loans was due to improved collections and loss mitigation efforts as well as the sale of a portfolio of loans to a third party in the third quarter of 2010. The provision for the quarter was allocated to the different portfolios as follows: $0.8 million in residential mortgage loans, $0.5 million in other consumer loans, $7.2 in the construction and land portfolio and was partially offset by releases of $5.8 million in commercial real estate loans and $0.1 million in the commercial and industrial loan portfolio.

The first quarter 2011 provision for loan and lease losses included $8.3 million net provisions for construction and land, commercial real estate and commercial and industrial loans reviewed individually for impairment offset in part by net lower general reserves resulting from improved collections of past delinquent loans and adoption of certain refinements in the loss reserve calculations. The refinements in the loss reserve calculations included updates of probabilities of default using updated roll rates, use of portfolio specific probabilities of default excluding TDRs from the roll rates and an increase in severity of second mortgages to 100%. The decrease in the provision for the commercial real estate portfolio was driven by data refinements to the collateral pricing index performed as a result of an annual review of the model, which is used to estimate the fair value of collateral dependent loans in the absence of updated appraisals.
The $11.3 million decrease in the provision for loan and lease losses in the first quarter of 2011 compared to the first quarter of 2010 was driven by decreases of $5.9 million, $1.1 million, and $8.8 million in the residential mortgage, consumer and commercial real estate portfolios partially offset by an increase of $4.5 million in the construction and land portfolio. The decrease in the provision for residential mortgage loans was driven by cures in the loan portfolio as a result of loss mitigation programs, improved collections efforts that resulted in decreases in non-performing loans which had a favorable impact on roll rates for the first quarter of 2011. The decrease in the provision for the other consumer loan portfolio was due to lower delinquency and the runoff of the portfolio. The increase in the provision for the construction and land portfolio was due to a $10.4 million provision for loans reviewed individually for impairment, partially offset by $3.2 million reduction due to improvements in the performance of one large loan as well as the impact of the previously mentioned data refinements to the collateral pricing index.
Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

NON-INTEREST INCOME
Table D

	Quarters Ended
	March 31,
(In thousands)	2011	2010	Variance
Net other-than-temporary impairment losses	$—	$(13,259)	$13,259
Net gain on mortgage loan sales and fees	2,520	2,566	(46)
Net gain on securities held for trading	3,022	785	2,237
(Loss) gain on IO valuation	(451)	659	(1,110)
(Loss) gain on MSR economic hedge	(523)	1,828	(2,351)
Loss on derivatives	(113)	(1,498)	1,385

Net gain on trading activities	1,935	1,774	161
Net gain on investment securities	2,853	26,414	(23,561)
Loss on early repayment of debt	—	(476)	476
Servicing income:
Servicing fees	7,019	7,110	(91)
Late charges	1,767	2,095	(328)
Prepayment penalties	644	(9)	653
Other servicing fees	159	234	(75)
Interest loss on serial notes and others	(549)	(682)	133
Mark-to-market adjustment of servicing assets	(140)	(2,004)	1,864

Total servicing income	8,900	6,744	2,156
Commissions, fees and other income:
Retail banking fees	7,007	7,143	(136)
Insurance agency commissions	2,223	2,380	(157)
Other income	3,186	3,298	(112)

Total commissions, fees and other income	12,416	12,821	(405)

Total non-interest income	$28,624	$36,584	$(7,960)

First Quarter 2011 vs. First Quarter 2010 — Non-interest income of $28.6 million for the first quarter of 2011 decreased by $8.0 million or 21.8% compared to the first quarter of 2010. The decrease in non-interest income compared to the first quarter of 2010 was due to:
•	An improvement of $13.3 million due to the recognition of an OTTI loss in the first quarter of 2010, while there was no impairment recognized in 2011.

•	Gain on sale of investment securities reflected a reduction of $23.6 million as the first quarter of 2010 included a gain of $26.4 million related to the sale of $1.2 billion of MBS and other debt securities while the first quarter of 2011 reflected a gain on security sales of $2.9 million.

•	Servicing income increased by $2.2 million due primarily to an improvement in the mark to market adjustment of the MSR of $1.9 million.

NON-INTEREST EXPENSE
Table E

	Quarters Ended
	March 31,
(In thousands)	2011	2010	Variance
Compensation and employee benefits	$18,293	$16,435	$1,858
Professional services	8,637	13,792	(5,155)
FDIC insurance expense	4,356	5,191	(835)
Communication expenses	4,004	3,944	60
Occupancy expenses	4,340	3,981	359
EDP expenses	3,275	3,779	(504)
Depreciation and amortization	3,203	3,147	56
Taxes, other than payroll and income taxes	2,876	2,564	312
Corporate insurance	1,570	1,262	308
Advertising	998	1,498	(500)
Office expenses	990	1,285	(295)
Other	4,187	4,029	158

	56,729	60,907	(4,178)

OREO expenses and other reserves:
Foreclosure expenses	1,370	449	921
Provision for interest advances	253	271	(18)
Recourse provision	241	367	(126)
Provision for escrow advances	228	807	(579)
OREO lower of cost or market adjustments	768	3,914	(3,146)
Loss (gain) on sales of OREO	210	(17)	227
OREO other related expenses	985	700	285

	4,055	6,491	(2,436)

Total non-interest expense	$60,784	$67,398	$(6,614)

First Quarter 2011 vs. First Quarter 2010 — Non-interest expense of $60.8 million decreased $6.6 million, or 9.8% compared the first quarter of 2010. Significant variances in non-interest expense for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 were as follows:
•	Higher compensation and benefits of $1.9 million comprised of higher severance costs of $0.8 million, higher payroll tax and fringe benefits of $0.4 million and higher incentive and stock compensation of $0.7 million.

•	Lower professional services of $5.2 million due to a reduction in legal fees of $3.8 million and lower other professional services of $1.2 million due to costs incurred in 2010 to facilitate the Company’s preferred stock exchanges and the Company’s unsuccessful effort to acquire failed banks in an FDIC assisted transaction,.

•	Lower FDIC insurance expense of $0.8 million.

•	OREO expenses and other reserves declined $2.4 million primarily driven by a decrease of $3.1 million in OREO lower of cost or market adjustments resulting from a new disposition strategy during 2010.
INCOME TAXES
On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”). Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014. Notwithstanding, a corporation may elect to remain subject to the 1994 Puerto Rico Tax Code, as amended (“1994 Code”) for 2011 and the next four succeeding years, if it so elects by the time it files its income tax return for 2011. The Company is evaluating the impact of the tax reform on its results of operations including the election to remain subject to the 1994 Code through 2015. Nevertheless, the Company recorded its deferred tax assets expected to reverse after 2015 at the 30.0% tax rate required for all taxable earnings beginning in 2016 which is the latest year that it would be required to convert to the 2011 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and expected to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.0% tax rate pursuant to the 1994 Code, Upon determination of which alternative treatment will be followed the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code as of March 31, 2011 would represent an additional deferred tax expense of $8.4 million.

For the quarter ended March 31, 2011, Doral Financial recognized income tax expense of $5.1 million compared to $2.5 million for the comparable period in 2010. The components of income tax expense are summarized below:

	Quarters Ended
	March 31,
(In thousands)	2011	2010
Current income tax expense — United States	$2,373	$275
Deferred income tax expense:
Puerto Rico	2,670	1,787
United States	53	467

Total deferred income tax expense	2,723	2,254

Total income tax expense	$5,096	$2,529

The current income tax expense of $2.4 million for the quarter ended March 31, 2011 was related to taxes on U.S. source income. The deferred income tax expense of $2.7 million was related to the net effect on the Company’s deferred tax assets of (i) Puerto Rico tax legislation approved in January 2011 lowering the effective tax rate resulting in a deferred tax expense of $18.8 million, and (ii) the increased earnings expectations for profitable Puerto Rico entities which resulted in a deferred tax benefit of $16.2 million, as well as net amortization of existing deferred taxes of $0.1 million.
The income tax expense of $2.5 million for the quarter ended March 31, 2010 consists of a current income tax expense of $0.3 million and a deferred income tax expense of $2.2 million. The current tax expense is primarily related to tax expense on U.S. source income. The deferred tax expense resulted from recognition of a valuation allowance on certain deferred tax assets as well as amortization of existing DTAs.
Refer to Note 23 of the accompanying financial statements for additional information related to the Company’s income taxes.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $13.5 million and $19.1 million for the quarters ended March 31, 2011 and 2010, respectively.

The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
Table F — Loan Production

	Quarters Ended March 31,
	2011				2010
(Dollars in thousands, except for average initial loan
balance)	PR	US		Total	PR	US	Total
FHA/VA mortgage loans
Number of loans	384		—	384	382	—	382
Volume of loans	$49,422		$—	$49,422	$51,487	$—	$51,487
Percent of total volume	14%		—%	14%	18%	—%	18%
Average initial loan balance	$128,703		$—	$128,703	$134,783	$—	$134,783
Conventional conforming mortgage loans
Number of loans	312		—	312	198	—	198
Volume of loans	$37,583		$—	$37,583	$22,375	$—	$22,375
Percent of total volume	11%		—%	11%	8%	—%	8%
Average initial loan balance	$120,458	$		$120,458	$113,005	$—	$113,005
Conventional non-conforming mortgage loans (1)
Number of loans	227		—	227	551	—	551
Volume of loans	$37,397		$—	$37,397	$93,847	$—	$93,847
Percent of total volume	11%		—%	11%	32%	—%	32%
Average initial loan balance	$164,744		$—	$164,744	$170,321	$—	$170,321
Construction development loans
Number of loans	—		1	1	—	—	—
Volume of loans	$—		$3,600	$3,600	$—	$—	$—
Percent of total volume	—%		1%	1%	—%	—%	—%
Average initial loan balance	$—		$3,600,000	$3,600,000	$—	$—	$—
Disbursement under existing construction development loans
Volume of loans	$508		$1,538	$2,046	$2,618	$273	$2,891
Percent of total volume	—%		—%	—%	1%	—%	1%
Commercial loans (2)
Number of loans	8		52	60	9	71	80
Volume of loans	$1,705		$215,207	$216,912	$2,808	$104,536	$107,344
Percent of total volume	1%		61%	62%	1%	36%	37%
Average initial loan balance	$213,125		$4,138,596	$3,615,200	$312,000	$1,472,338	$1,341,800
Consumer loans(2)(3)
Number of loans	140		—	140	97	—	97
Volume of loans	$783		$—	$783	$661	$—	$661
Percent of total volume	—%		—%	—%	—%	—%	—%
Average initial loan balance	$5,593		$—	$5,593	$6,814	$—	$6,814
Other (4)
Number of loans	1		—	1	—	4	4
Volume of loans	$2,348		$—	$2,348	$—	$10,450	$10,450
Percent of total volume	1%		—%	1%	—%	4%	4%
Average initial loan balance	$2,348,000		$—	$2,348,000	$—	$2,612,500	$2,612,500

Total loans
Number of loans	1,072		53	1,125	1,237	75	1,312
Volume of loans	$129,746		$220,345	$350,091	$173,796	$115,259	$289,055

(1)	Includes $0.4 million in second mortgages for the quarter ended March 31, 2010.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Includes commercial real estate and commercial and industrial loans.

(4)	Consists of multifamily loans.

The loan production increase of $61.0 million, or 21.1%, for the first quarter of 2011 compared to the corresponding 2010 period was primarily due to an increase in commercial loans originated by the Company’s U.S. based middle market syndicated lending unit. The syndicated lending unit is engaged in purchasing participation interests in senior credit facilities in the syndicated loan market. Syndicated loans originated during the first quarter of 2011 totaled to $214.0 million, representing 61.1% of total loan production. The U.S. based middle market syndicated lending strategy is to acquire $5.0 million to $15.0 million participation interests in loans to U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s U.S. based syndicated lending unit.
The decrease in Doral Financial’s originated residential mortgage loans is due to a number of factors including continuing challenging economic conditions in Puerto Rico, competition from other financial institutions, and changes in laws and regulations.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the quarters ended March 31, 2011 and 2010 refinancing transactions represented approximately 72% and 88%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
Table G — Loan Origination Sources

	Quarters Ended March 31,
	2011			2010
	Puerto Rico	US	Total	Puerto Rico	US	Total
Residential	32%	—%	32%	51%	—%	51%
Wholesale(1)	4%	—%	4%	7%	—%	7%
Housing Developments(2)	—%	1%	1%	1%	—%	1%
Commercial and Industrial	—%	62%	62%	—%	36%	36%
Other(3)	1%	—%	1%	1%	4%	5%

Total	37%	63%	100%	60%	40%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

(3)	Refers to commercial real estate, consumer and multifamily loans originated through the banking subsidiaries.
MORTGAGE LOAN SERVICING
Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial has also purchased mortgage loans which it then sells. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans which it will resell and bulk purchases of servicing rights from third parties.

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
Table H — Loans Serviced For Third Parties

	As of March 31,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2011	2010
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,410,088	$2,313,848
FHLMC/FNMA	2,801,813	3,011,320
Other conventional mortgage loans(1)(2)	2,923,226	3,222,093

Total portfolio serviced for third parties	$8,135,127	$8,547,261

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$8,208,060	$8,655,613
Additions to servicing portfolio	120,744	87,854
Servicing released due to repurchases	(6,258)	(10,100)
MSRs sales	—	(1,545)
Run-off (3)	(187,419)	(184,561)

Ending servicing portfolio	$8,135,127	$8,547,261

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	97,727	102,207
Weighted-average interest rate	6.16%	6.29%
Weighted-average remaining maturity (months)	238	241
Weighted-average gross servicing fee rate	0.41%	0.40%
Average servicing portfolio (4)	$8,171,594	$8,601,437
Principal prepayments	$99,961	$118,357
Constant prepayment rate	4.66%	5.22%
Average size of loans	$83,243	$83,627
Servicing assets, net	$116,299	$118,236
Mortgage-servicing advances (5)	$48,127	$30,361

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.57%	2.64%
90 days or more past due	5.73%	5.48%

Total delinquencies excluding foreclosures	8.30%	8.12%

Foreclosures pending	3.33%	3.36%

(1)	Excludes $4.3 billion and $4.4 billion of mortgage loans owned by Doral Financial at March 31, 2011 and 2010, respectively.

(2)	Includes portfolios of $135.8 million and $151.3 million at March 31, 2011 and 2010, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.5 billion and $4.4 billion at March 31, 2011 and 2010, respectively.

(5)	Includes reserves for possible losses on P&I advances of $9.0 million at both March 31, 2011 and 2010.
The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At March 31, 2011 and 2010, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $100.0 million for the quarter ended March 31, 2011, compared to $118.4 million for the corresponding 2010 period. Total delinquencies excluding foreclosures increased from 8.12% to 8.30% from March 31, 2010 to March 31, 2011 as a result of the economic recession and general deterioration of the mortgage sector, while pending foreclosures decreased from 3.36% to 3.33% from March 31, 2010 to March 31, 2011. The Company does not expect significant losses related to these delinquencies since it has a reserve for losses for loans under recourse agreements and for other non-recourse loans has not experienced significant losses in the past.
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

The following items have impacted the Company’s liquidity, funding activities and strategies during the first quarter of 2011 and/or 2010:
•	changes in short-term borrowings and deposits in the normal course of business;

•	repayment of certain long-term callable certificate of deposits;
•	sales of securities

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	capital contributions to Doral Bank;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012;

•	repurchase of GNMA defaulted loans in 2010;

•	inducement on preferred stock conversions;

•	capital raise of $171.0 million in the second quarter of 2010;

•	efforts to increase retail deposits in the wake of failed Puerto Rico banks; and

•	On July 8, 2010, the Company entered into a collateralized loan arrangement in which $450.0 million of U.S. based commercial loans are funded by a $250.0 million from a third party paying 3-month LIBOR plus 1.85%, and $200.0 million by Doral. The entity holding the commercial loans and funding is consolidated by Doral and the third party financing is reported as a note payable. The third party funding provides an additional source of liquidity for the Company.
The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities and other borrowings. The banking subsidiaries have significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the challenging liquidity conditions in the U.S. mortgage and credit markets.
Cash Sources and Uses
Doral Financial’s sources of cash as of March 31, 2011 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sales of loans and securities.
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
Doral Financial’s uses of cash as of March 31, 2011 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of March 31, 2011 and December 31, 2010:
Table I — Sources of Borrowings

	As of March 31, 2011		As of December 31, 2010
	Amount	Average	Amount	Average
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate
Deposits	$4,486,248	1.96%	$4,618,475	2.18%
Repurchase Agreements	1,176,800	3.10%	1,176,800	3.10%
Advances from FHLB	865,363	2.51%	901,420	3.49%
Loans Payable	298,598	6.36%	304,035	6.46%
Notes Payable	512,513	4.90%	513,958	4.91%
As of March 31, 2011, Doral Financial’s banking subsidiaries held approximately $4.2 billion in interest-bearing deposits at a weighted-average interest rate of 2.09%.
In January 2011, the Company entered into an agreement with the FHLB to exchange $555.4 million of its non-callable term advances, reducing the average contractual interest rate on those advances to 1.7% from 4.1%, and the effective yield to 2.9% from 4.1%, and extending the average maturities to 39 months from 14 months. This transaction resulted in a $22.0 million fee paid to the FHLB, which is deferred and amortized over the term of the borrowings.
For additional information on the Company’s sources of borrowings please refer to Notes 17 to 22 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
Table J — Average Deposit Balance

	Quarters Ended
	March 31, 2011
	Average	Average
(Dollars in thousands)	Balance	Rate
Brokered certificates of deposits	$2,288,161	3.37%
Certificates of deposits	691,588	2.18%
Regular passbook savings	405,782	1.17%
NOW accounts and other transaction accounts	400,932	1.04%
Money market accounts	480,337	1.65%

Total interest-bearing	4,266,800	2.56%
Non-interest bearing	269,020	—%

Total deposits	$4,535,820	2.41%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2011.
Table K — Certificates of Deposit Maturities

(In thousands)	March 31, 2011
Certificates of deposit maturing:
Three months or less	$336,726
Over three through six months	242,525
Over six through twelve months	506,708
Over twelve months	1,549,224

Total	$2,635,183

The amounts in Table K, include $2.2 billion in brokered deposits issued in denominations greater than $100,000 to broker-dealers. As of March 31, 2011 and December 31, 2010, all brokered deposits were within the applicable FDIC insurance limit. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, made permanent the increase in the standard maximum deposit insurance amount from $100,000 to $250,000. Total brokered deposits issued in denominations greater than $250,000 to brokers-dealers amounted to $2.2 billion as of March 31, 2011.
As of March 31, 2011 and December 31, 2010, Doral Financial’s retail banking subsidiaries had approximately $2.2 billion and $2.4 billion, respectively, in brokered deposits. Brokered deposits are used by Doral Financial’s retail banking subsidiaries as a source of long-term funds, and Doral Financial’s retail banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
Doral Financial’s banking subsidiaries, as members of the FHLB, have access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of March 31, 2011, Doral Financial’s banking subsidiaries had $0.9 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 2.51%. Refer to Note 19 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
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
Other Uses of Cash
Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the quarter ended March 31, 2011, the average amount of funds advanced by Doral Financial under such servicing agreements was approximately $67.6 million, compared to $44.1 million for the corresponding period of 2010 and $62.3 million for the fourth quarter of 2010. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans was $135.8 million and $139.6 million, respectively, and the aggregate quarterly amount of funds advanced by Doral Financial was $16.3 million and $15.4 million, respectively.
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

In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of March 31, 2011, Doral Financial’s maximum recourse exposure with FNMA amounted to $559.7 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business. Please refer to Note 25 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.
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
ASSETS AND LIABILITIES
Doral Financial’s total assets were $8.5 billion at March 31, 2011, compared to $8.6 billion at December 31, 2010.
Total assets at March 31, 2011, when compared to December 31, 2010 were affected by a decrease of $86.2 million in available for sale securities as part of the Company’s interest rate risk management strategies and a decrease of $63.4 million in gross loans.
Total liabilities were $7.6 billion at March 31, 2011, compared to $7.8 billion at December 31, 2010. Total liabilities as of March 31, 2011 were principally affected by a decrease in total deposits of $132.0 million mainly driven by a reduction in brokered deposits of $122.1 million as a result of the repayment of long-term callable certificate of deposits and to new and less expensive funding sources. Also, the decrease in liabilities was impacted by a $36.1 million reduction in advances from FHLB resulting from the maturity of $50.0 million during the first quarter of 2011 and $35.0 million of new advances.
CAPITAL
Doral Financial reported total equity of $860.7 million at March 31, 2011, compared to $862.2 million at December 31, 2010. The Company reported accumulated other comprehensive income (net of tax) (“OCI”) of $1.1 million as of March 31, 2011, compared to $4.2 million as of December 31, 2010.
Regulatory Capital Ratios
As of March 31, 2011, Doral Bank PR and Doral Bank US were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively, (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level.
Set forth below are Doral Financial’s and its banking subsidiaries’ regulatory capital ratios based on existing Federal Reserve, FDIC and OTS guidelines.
Table L — Regulatory Capital Ratios

	As of March 31, 2011
	Doral	Doral	Doral
	Financial	Bank PR	Bank US
Total Capital Ratio (Total capital to risk-weighted assets)	14.8%	15.9%	10.9%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.5%	14.6%	10.6%
Leverage Ratio (1)	8.9%	8.3%	6.5%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank US.

	As of December 31, 2010
	Doral	Doral	Doral
	Financial	Bank PR	Bank US
Total Capital Ratio (Total capital to risk-weighted assets)	14.5%	15.6%	11.0%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.3%	14.4%	10.7%
Leverage Ratio (1)	8.6%	8.0%	6.5%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank US.
As of March 31, 2011, Doral Financial capital levels exceeded the well capitalized thresholds under applicable federal bank regulatory definitions. In addition, as of March 31, 2011, Doral Bank PR and Doral Bank US capital levels exceeded the well capitalized thresholds as contained in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Those thresholds require an institution to maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a higher specific capital ratio.
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
On March 17, 2006, Doral Financial entered into a consent order with the Federal Reserve. Pursuant to the requirements of the existing cease and desist order, the Company submitted a capital plan to the Federal Reserve in which it has agreed to maintain minimum leverage ratios of at least 5.5% for Doral Financial and 6.0% for Doral Bank PR. For a detailed description of this order, please refer to Part I, Item 3. Legal Proceedings, in the Company’s 2010 Annual Report on Form 10-K.
During the second and third quarters of 2010, the Board of Directors of Doral Financial approved capital contributions to Doral Bank PR totaling $194.0 million.
Housing and Urban Development Requirements
The Company’s mortgage operation is a U.S. Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranged up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio. Non-compliance with these requirements could result in actions from the regulatory agencies such as monetary penalties and the suspension of the license to originate loans, among others.
As of March 31, 2011 and December 31, 2010, Doral Mortgage maintained $27.5 million and $27.2 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.
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
Approximately 18.6% and 19.3% of the Company’s total assets as of March 31, 2011 and December 31, 2010, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair value were measured using Level 3 inputs represent approximately 11.9% and 11.0% of these financial instruments at March 31, 2011 and December 31, 2010, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements.
Refer to Note 29 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
OFF-BALANCE SHEET ACTIVITIES
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the quarter ended March 31, 2011, repurchases amounted to $149,000, compared to $50,000 for the corresponding 2010 period. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans was $135.8 million and $139.6 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2011 and December 31, 2010, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.8 billion. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter ended March 31, 2011, the Company repurchased at fair value $4.4 million pursuant to recourse provisions, compared to $7.3 million for the corresponding 2010 period.
Doral Financial reserves for its exposure to recourse totaled to $9.9 million and $10.3 million and the reserve for other credit-enhanced transactions explained above totaled $9.0 million, as of March 31, 2011 and December 31, 2010, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for the period shown:

Quarter Ended
(In thousands)	March 31, 2011
Balance at beginning of period	$10,264
Net charge-offs / termination	(628)
Provision for recourse liability	241

Balance at end of period	$9,877

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2011.
Table M — Contractual Obligations

	Payment Due By Period
		Less Than			After
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Deposits	$4,486,248	$2,902,861	$983,399	$489,181	$110,807
Repurchase agreements(1)(2)	1,176,800	155,000	962,300	59,500	—
Advances from FHLB(1)	865,363	189,000	447,982	228,381	—
Loans payable (3)	298,598	31,837	60,910	50,750	155,101
Notes payable	512,513	7,715	45,206	102,072	357,520
Other liabilities	111,209	111,209	—	—	—
Non-cancelable operating leases	52,731	6,539	11,783	10,308	24,101

Total Contractual Cash Obligations	$7,503,462	$3,404,161	$2,511,580	$940,192	$647,529

(1)	Amounts included in the table above do not include interest.

(2)	Includes $100.0 million of a repurchase agreement with a fixed rate of 2.98% and which the lender has the right to call before its contractual maturity. The repurchase agreement is included in the less-than-one year category in the above table but has an actual contractual maturity of February 2014. Was included on the first call date basis because increases in interest rates over the average rate of the Company’s borrowings may induce the lender to exercise its right.

(3)	Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 8.8% to estimate the repayments.
The company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Statement of Financial Condition.
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
Table N — Other Commercial Commitments (1)

	Amount of Commitment Expiration Per Period
	Total
	Amount	Less Than			After
(In thousands)	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to extend credit	$147,369	$94,717	$23,598	$3,870	$25,184
Commitments to sell loans	113,999	113,999	—	—	—
Performance standby letters of credit	25	25	—	—	—
Maximum contractual recourse exposure	670,899	—	—	—	670,899

Total	$932,292	$208,741	$23,598	$3,870	$696,083

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Interest Rate Risk Management Strategy
Doral Financial’s current interest rate management strategy is implemented by the ALCO and is focused on reducing mismatch and the volatility of the Company’s earnings as a result of changes in interest rates and to protect the market value of equity. While the current strategy will also use a combination of derivatives and balance sheet management, emphasis is placed on balance sheet management.
Net Interest Income Risk. In order to protect net interest income against interest rate risk, the ALCO employs a number of strategies which are evaluated and adjusted in relation to prevailing market conditions. Internal balance sheet management practices are designed to reduce the mismatch of the Company’s assets and liabilities. However, the Company may use derivatives, mainly forward contracts, interest rate swaps and interest rate caps, as part of its interest rate risk management activities. Interest rate swaps represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate.
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
Duration Risk. Duration is a measure of the impact (in magnitude and direction) of changes on interest rates in the economic value of financial instruments. In order to bring duration measures within the policy thresholds established by the Company, management may use a combination of internal liability management techniques and derivative instruments. Derivatives such as interest rate swaps, interest rate caps and forward contracts may be entered into as part of the Company’s risk management.
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
The risk profile of the Company is managed by use of natural offsets generated by the different components of the balance sheet as a result of the normal course of business operations and through active hedging activities by means of both on-balance sheet and off-balance sheet transactions (i.e. derivative instruments) to achieve desired risk levels.
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
The Company measures interest rate risk and has specific targets for various market rate scenarios. General assumptions for the measurement of interest income sensitivity are: (i) rate shifts are parallel and instantaneous throughout all benchmark yield curves and rate indexes; (ii) behavioral assumptions are driven by simulated market rates under each scenario (i.e. prepayments, repricing of certain liabilities); (iii) static balance sheet assumed with cash flows reinvested at forecasted market rates (i.e. forward curve, static spreads) in similar instruments. For net interest income, the Company monitors exposures and has established limits for time horizons ranging from one up to three years, although for risk management purposes earning exposures are forecasted for longer time horizons.
The tables below show the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of March 31, 2011 and December 31, 2010.

As of March 31, 2011	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(8.9)%	(3.5)%
- 100 BPS	4.1%	0.8%

As of December 31, 2010	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(8.5)%	(0.9)%
- 100 BPS	4.7%	(0.1)%

(1)	Based on 12-month forward change in net interest income.
The net interest income (“NII”) sensitivity measure to a one hundred (100) basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (0.9)% to (3.5)% when comparing December 31, 2010 to March 31, 2011. The effect is driven by the continued efforts to reduce maturity/repricing mismatches by extending the maturity in certain wholesale liabilities, sale of investment and the growth of variable rate syndicated loans.
As of March 31, 2011 the market value of equity (“MVE”) showed similar sensitivity to rising interest rates when compared to December 31, 2010. MVE sensitivity to an increase of one hundred (100) basis points in market rates changed from (8.5)% to (8.9)%. The Company has been actively managing the balance sheet to maintain the interest rate risk measures in line with targets mainly by the use of on-balance sheet strategies. The sale of certain investment securities, the capital raise, the continued focus on extending maturity of wholesale funding, issuance of callable funding and growth in variable rate assets, have all contributed to reducing MVE exposure.
The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
(In thousands)	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	For Sale Securities	For Sale Securities
+200	$(106,306)	$(180,474)
+100	(48,536)	(47,474)
Base	—	—
+100	18,288	21,917
+200	35,905	34,416
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at March 31, 2011.
Table O — Interest Rate Caps

(Dollars in thousands)
Notional	Maturity			Fair
Amount	Date	Entitled Payment Conditions	Premium Paid	Value
$15,000	September, 2011	1-month LIBOR over 5.50%	$134	$—
15,000	September, 2012	1-month LIBOR over 6.00%	143	—
15,000	October, 2011	1-month LIBOR over 5.00%	172	—
15,000	October, 2012	1-month LIBOR over 5.50%	182	—
50,000	November, 2012	1-month LIBOR over 6.50%	228	1
50,000	November, 2012	1-month LIBOR over 5.50%	545	1
50,000	November, 2012	1-month LIBOR over 6.00%	350	1

$210,000			$1,754	$3

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at March 31, 2011.

Table P — Interest Rate Swaps

(Dollars in thousands)
Notional	Maturity			Fair
Amount	Date	Pay Fixed Rate	Receive Floating Rate	Value
Cash Flow Hedge
$3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	$(68)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(150)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(315)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(433)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(2,980)

$74,000				$(3,946)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading activities as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $265.0 million and $310.0 million as of March 31, 2011 and December 31, 2010, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $74.0 million at both March 31, 2011 and December 31, 2010. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at March 31, 2011 and December 31, 2010, respectively, and their different designations.
Table Q — Derivatives Positions

	March 31, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Cash Flow Hedges
Interest rate swaps	$74,000	$(3,946)	$74,000	$(4,677)
Other Derivatives
Interest rate caps	210,000	3	210,000	13
Forward contracts	55,000	110	100,000	(741)

	265,000	113	310,000	(728)

	$339,000	$(3,833)	$384,000	$(5,405)

The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
Table R — Fair Value Reconciliation

Quarter Ended
(In thousands)	March 31, 2011
Fair value of contracts outstanding at the beginning of the period	$(728)
Changes in fair values during the period	841

Fair value of contracts outstanding at the end of the period	$113

Table S — Sources of Fair Value

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of March 31, 2011	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$110	$—	$—	$—	$110
Prices provided by internal sources	—	3	—	—	3

	$110	$3	$—	$—	$113

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.
The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and monitors markets on pledged collateral to minimize credit exposure. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.
Table T — Derivative Counterparty Credit Exposure

(Dollars in thousands)	March 31, 2011
						Weighted Average
						Contractual
	Number of		Total Exposure at			Maturity (in
Rating (1)	Counterparties (2)	Notional	Fair Value (3)	Negative Fair Values	Total Fair Value	years)
AA-	1	$180,000	$3	$—	$3	1.52
A+	1	104,000	—	(3,946)	(3,946)	1.23
A	2	55,000	237	(127)	110	0.05

Total Derivatives	4	$339,000	$240	$(4,073)	$(3,833)	1.19

(Dollars in thousands)	December 31, 2010
						Weighted Average
						Contractual
	Number of		Total Exposure at			Maturity (in
Rating (1)	Counterparties (2)	Notional	Fair Value (3)	Negative Fair Values	Total Fair Value	years)
AA-	1	$180,000	$12	$—	$12	1.76
A+	1	104,000	1	(4,677)	(4,676)	1.47
A	2	100,000	95	(836)	(741)	0.06

Total Derivatives	4	$384,000	$108	$(5,513)	$(5,405)	1.24

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)
Credit Risk
Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities refer to Note 7 of the accompanying financial statements.
Loans receivable are loans that Doral Financial holds for investment and, therefore, the Company is at risk for credit loss over the term of the loans. Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected both individual borrowers’ disposable incomes and the cash flows of commercial entities and their respective abilities to make payments when due, causing an increase in delinquency and foreclosure rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure of loss given default. This decline in prices and increases in possible loss given defaults are incorporated into the reserve rates used for calculating the Company’s allowance for loan and lease losses. Loans collateralized by land are under regulatory review in the U.S. and its territories. As of March 31, 2011 land collateralized loans totaled to $142.7 million, compared to $143.6 million as of December 31, 2010. In addition, Doral has outstanding construction loans with remnant land totaling $25.3 million as of both March 31, 2011 and December 31, 2010, respectively. Should our estimated land value change significantly, it may be necessary to record additional provisions for loan and lease losses or charge-offs that may be material to the Company’s Financial Statements. The Company also has a growing portfolio of commercial, construction and syndicated loans, geographically dominated by U.S. loans, and performance of such loans is subject to the strength of the U.S. economy.
With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into an MBS. For residential mortgage loans that are retained as a loan investment, Doral retains the credit risk from the time the loan is originated until the loan is paid. With respect to FHA loans, Doral Financial is insured as to principal by the HUD against loss given default. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to remedy loan defaults or to repurchase defaulted loans. Refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults.
The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations. Repurchases of delinquent loans from recourse obligations for the quarter ended March 31, 2011 totaled to $4.4 million and resulted in a loss of $0.2 million. When repurchased pursuant to recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to either prime interest rate or LIBOR indices with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico and curtailed future phases of existing developments financed by the Company. The recorded balance for the residential housing construction sector has decreased from $181.5 million as of December 31, 2010, to $167.0 million as of March 31, 2011. Management expects that the amount of construction loans will continue to decrease in future years.
For the quarter ended March 31, 2011, the construction and land portfolio reflected lower UPBs in both performing and non-performing loans compared to December 31, 2010. Puerto Rico and the Company had experienced low levels of new home absorption in prior periods due to the recession in Puerto Rico which began in 2006. However, in September 2010, the Governor of PR signed into law Act No. 132 of 2010 which established various housing tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be in effect until June 30, 2011 and has had a favorable impact on new home absorption in PR despite the current economic environment.
For the quarter ended March 31, 2011, the commercial real estate portfolio experienced an increase in late stage delinquency mainly attributed to adverse performance of the small commercial portfolio as a result of the continued recessionary conditions in Puerto Rico. Management has taken certain actions to mitigate the risk in the portfolio, including leveraging the collections and loss-mitigation resources from the residential mortgage area for small commercial, expanding the advisory services of third party providers for large commercial in order to work-out delinquent loans and prevent performing loans from becoming delinquent.
Loan Modifications and Troubled Debt Restructurings (“TDRs”)
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
Doral has created a number of loan modification programs to help borrowers stay in their homes which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: (i) movement of unpaid principal and interest due to the end of the loan, (ii) extension of the loan term for up to ten years, (iii) deferral of principal payments for a period of time (temporary interest only), and (iv) reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and deferred interest is not recognized as income until collected. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current or contemplated program).
In accordance with accounting guidance, loans determined to be TDRs are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, on a monthly basis, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration of probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to ALLL.
Regarding the commercial loan loss mitigation programs, the Company has adapted the loss-mitigation program for residential mortgages discussed above for small commercial real estate portfolio and uses the same regulatory and accounting treatments for those loans. For the large commercial real estate, commercial and industrial and construction and land portfolios, the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates below market rates, extensions of maturity beyond policy, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios through its Collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of larger credit relationships. The group utilizes existing collection infrastructure of front-end dialers, doorknockers, work-out agents and third-party consultants. In the case of residential construction projects and large commercial loans, the function uses a third-party consultant to manage the residential construction projects in terms of construction, marketing and sales and restructuring of large commercial loans.
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

Loan modifications that are considered troubled debt restructurings completed as of March 31, 2011 and December 31, 2010 were as follows:
Table U — TDRs

	March 31, 2011		December 31, 2010
		90 days and over		90 days and over
(In thousands)	TDRs	delinquency	TDRs	delinquency
Consumer modifications
Residential mortgage	$725,614	$62,824	$685,429	$72,585
Other consumer	1,100	81	1,257	75

Total consumer	726,714	62,905	686,686	72,660

Commercial
Commercial real estate	$73,215	$26,618	$71,501	$31,314
Commercial and industrial	6,078	238	5,568	71
Construction and land	86,672	27,749	78,847	36,438

Total commercial	165,965	54,605	155,916	67,823

Total TDRs	$892,679	$117,510	$842,602	$140,483

A significant portion of Doral’s restructured residential mortgage loans were current, paid-off or re-modified as of March 31, 2011, as illustrated by the table of restructured loans that are non-performing at March 31, 2011 by year of restructure:

		90 days and over	Percentage of amount
Year	Remaining UPB of	delinquent at	restructured
restructured	restructured loans	March 31, 2011	in year past due
2007	$3,875	$315	8.0%
2008	46,634	12,245	26.0%
2009	140,349	23,991	17.0%
2010	451,884	24,399	5.0%
2011	82,872	1,874	2.0%

	$725,614	$62,824	9.0%

Non-performing Assets
Non-performing assets consist of loans in non-accrual basis, other real estate owned and other non-performing assets. Doral discontinues interest income recognition and considers financial assets non-performing when they are 90 days or more past due, except for revolving lines of credit and credit cards which are considered non-performing when they are 180 days or more past due, FHA and VA loans which are considered non-performing when they are 270 days past due, and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (current loan and interest balance as a percentage of collateral value is less than 60%). In addition, any financial asset for which management estimates it will not collect contractual principal or interest is considered non-performing when such judgment is made. When income recognition is discontinued for a loan, all accrued but unpaid interest to date is reversed against current period income. Such interest, if collected in the future, is credited to income in the period of the recovery, and the loan returns to accrual status when it becomes current and/or collectability is reasonably assured. The Company also places in non-accrual status all residential construction loans classified as substandard whose sole source of payment is interest reserves funded by Doral Financial. For the quarter ended March 31, 2011, Doral Financial would have recognized $11.4 million, compared to $18.1 million for the corresponding 2010 period, in additional interest income had all delinquent loans (except FHA/VA guaranteed loans) been accounted for on an accrual basis. This amount includes interest reversal on loans placed on non-accrual status during the period.
For consumer loans (primarily residential mortgage), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. Doral’s loss mitigation specialists must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product and placed on a probation period. When the loan is returned to accrual status, Doral reviews on a monthly basis the loan to ensure that payments are made during the probationary period. If a payment is not made during this probationary period the loan is immediately returned to non-accrual status. Also, if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. Consumer loans not delinquent 90 days or more that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans except the receipt of the three months of payment in advance of the restructures is waived.
For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial, construction and land loans), the loans are underwritten by the Collections or Commercial function depending on the loss-mitigation alternative, the intent and ability of the borrower to service the debt under the revised terms scrutinized, and if approved for the TDR, the borrower is placed on a six month probationary period during which the customer is required to make six consecutive payments (or equivalent in a lump sum) before the loan is returned to accrual status. Upon receiving six consecutive months of payments, the commercial loan is returned to accrual status. If the loan was in accrual status at the time of the TDR, the loan is kept in accrual status if the ultimate collection of principal and interest is not in question, and placed in a probationary period. If a payment is missed during the probationary period, the loan reverts to its original terms and collections/foreclosure procedures begin from the point at which they stood prior to the restructure.

The following table sets forth information with respect to Doral Financial’s non-performing loans, OREO and other NPAs as of the dates indicated:
Table V — Non-performing assets

	March 31, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$253,172	$1,770	$254,942	$278,675	$2,166	$280,841
Lease financing receivables	311	—	311	415	—	415
Other consumer (2)	240	—	240	404	—	404

Total non-performing consumer, excluding FHA/VA	253,723	1,770	255,493	279,494	2,166	281,660

Non-performing commercial
Commercial real estate	187,076	—	187,076	193,556	—	193,556
Commercial and industrial	2,789	—	2,789	2,522	—	2,522
Construction and land	124,580	1,610	126,190	147,127	1,610	148,737

Total non-performing commercial	314,445	1,610	316,055	343,205	1,610	344,815

Total non-performing loans, excluding FHA/VA	$568,168	$3,380	$571,548	$622,699	$3,776	$626,475

OREO and repossessed units
Residential mortgage	$57,572	$—	$57,572	$63,794	$—	$63,794
Commercial	17,900	—	17,900	17,599	—	17,599
Construction and land	27,645	650	28,295	18,230	650	18,880
Other	76	—	76	75	—	75

Total OREO and repossessed units	$103,193	$650	$103,843	$99,698	$650	$100,348

Non-performing FHA/VA guaranteed residential(1)(3)(4)	$99,357	$—	$99,357	$121,305	$—	$121,305
Other non-performing assets	3,204	—	3,204	3,692	—	3,692

Total non-performing assets (5)	$773,922	$4,030	$777,952	$847,394	$4,426	$851,820

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)			13.71%			14.85%

Total NPAs as a percentage of consolidated total assets			9.19%			9.85%
Total non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			10.36%			11.29%
Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period (5)			21.11%			19.82%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.

(2)	Includes delinquency related to personal loans, revolving lines of credit and other consumer loans.

(3)	Does not include approximately $116.2 million and $112.8 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of March 31, 2011 and December 31, 2010, respectively.

(4)	In November 2009, the Company evaluated its non-performing assets policy and placed in accrual status all FHA loans until 270 days delinquent because the principal balance of these loans is insured or guaranteed under applicable FHA program and interest is, in most cases, fully recovered in foreclosures proceedings. As a result of the change in policy, total non-performing FHA guaranteed residential mortgage loans exclude $21.6 million and $31.5 million of FHA loans as of March 31, 2011 and December 31, 2010, respectively, that were 90 days or more past due.

(5)	Excludes FHA and VA claims amounting to $13.3 million and $12.5 million as of March 31, 2011 and December 31, 2010, respectively.

The following tables provide the non-performing loans activity by portfolio for the periods indicated:
Table W — Non-performing loans activity by portfolio

	Quarter Ended March 31, 2011
	Non-FHA/VA			Commercial Real	Commercial and	Construction and
(In thousands)	Residential	Other Consumer	Total Consumer	Estate	Industrial	Land	Total Commercial	Total
Balance at beginning of period	$280,841	$819	$281,660	$193,556	$2,522	$148,737	$344,815	$626,475
Additions	47,261	882	48,143	14,763	1,014	2,742	18,519	66,662
Repurchases	2,628	—	2,628	—	—	—	—	2,628
Remediated/Cure	(60,922)	(651)	(61,573)	(19,321)	(728)	(9,792)	(29,841)	(91,414)
Foreclosed	(11,640)	—	(11,640)	(1,922)	—	(13,907)	(15,829)	(27,469)
Write-downs	(3,226)	(499)	(3,725)	—	(19)	(1,590)	(1,609)	(5,334)

Balance at end of period	$254,942	$551	$255,493	$187,076	$2,789	$126,190	$316,055	$571,548

	Quarter Ended March 31, 2010
	Non-FHA/VA			Commercial Real	Commercial and	Construction and
(In thousands)	Residential	Other Consumer	Total Consumer	Estate	Industrial	Land	Total Commercial	Total
Balance at beginning of period	$397,698	$1,610	$399,308	$130,811	$933	$306,954	$438,698	$838,006
Additions	78,162	647	78,809	38,627	1,396	43,804	83,827	162,636
Repurchases	5,192	—	5,192	—	—	—	—	5,192
Remediated/Cure	(58,421)	(1,109)	(59,530)	(8,854)	(198)	(45,301)	(54,353)	(113,883)
Foreclosed	(12,305)	—	(12,305)	(2,885)	(25)	(1,012)	(3,922)	(16,227)
Write-downs	(3,070)	—	(3,070)	(256)	(198)	(32)	(486)	(3,556)

Balance at end of period	$407,256	$1,148	$408,404	$157,443	$1,908	$304,413	$463,764	$872,168

Non-performing assets decreased by $73.9 million, or 8.7%, during the quarter ended March 31, 2011, primarily as a result of a decrease of $26.2 million in total non-performing consumer, excluding FHA/VA, a decrease of $22.5 million in construction and land and a decrease of $21.9 million in non-performing FHA/VA guaranteed loans.
Of the total non-performing consumer loans, non-performing residential mortgage loans, excluding FHA/VA guaranteed loans, decreased approximately $25.9 million since December 31, 2010 due primarily to loss mitigation and front-end collections as well as charge-offs. The decrease in total non-performing commercial loans of $28.8 million during the first quarter of 2011 was due to a reduction in non-performing construction loans of $22.5 million driven primarily by one large loan that was restructured in the prior period with performance requirements met in the current period and other loans transferred to the OREO portfolio, and to a decrease of $6.5 million in non-performing commercial real estate as a result of primarily TDRs closed in prior periods that fulfilled their six month probationary period in the current period and cure of loans greater than ninety days past due.
The net decrease in non-performing assets was also driven by a decrease in non-performing FHA/VA guaranteed loans of $21.9 million resulting from improved front-end collections and loss mitigation performance. These loans retain their FHA insurance and present minimal credit loss potential to Doral.
The increase in OREO and repossessed units of $3.5 million resulted from a net increase of $9.4 million in construction and land OREOs, as the Company foreclosed on a significant residential development in the first quarter of 2011, partially offset by sales totaling $3.0 million during the same period. The decrease of $6.2 million in residential OREOs was driven by significant sales through retail delivery channels during the quarter.
As of March 31, 2011, total non-performing residential loans, excluding FHA/VA guaranteed loans, totaled $254.9 million, which represents 7.0% of total residential loans, excluding FHA/VA guaranteed loans, and 44.6% of total non-performing loans.
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
Table X — Composition of mortgage non-performing loans
March 31, 2011

Collateral Type	Loan To Value	Distribution
FHA/VA loans	n/a	28.0%
Loans with private mortgage insurance	n/a	4.7%
Loans with no mortgage insurance	< 60%	14.2%
	61-80%	28.6%
	81-90%	10.8%
	Over 91%	13.7%

Total loans		100.0%

Actual LTV ratios, calculated based on current unpaid balances and original (or updated, if available) property values, are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans.
Doral’s construction and land loan portfolio reflected a decrease in non-performing loans of $22.5 million during the first quarter of 2011 driven primarily by one large loan that was restructured in the prior period with performance requirements met in the current period and other loans transferred to the OREO portfolio. Construction and land reported non-performing loans of $126.2 million as of March 31, 2011, or 22.1%, of total non-performing loans. As of March 31, 2011 and December 31, 2010, 29.1% and 32.4%, respectively, of the loans within the construction and land portfolio were considered non-performing loans. The remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.
During 2009 and the first half of 2010, the Company’s construction and land loan portfolio has experienced a significant increase in default rates resulting from borrowers not being able to sell finished units within the loan term. Although the Company has taken (and continues to take) steps to mitigate the credit risk underlying these loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe. Many of the projects have been favorably affected by the Puerto Rican government’s incentives to stimulate new home purchases. The incentives discussed in more detail above are scheduled to expire on June 30, 2011.
For the quarter ended March 31, 2011, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico. Commitments to fund new construction loans in the U.S. totaled to $37.0 million for the quarter ended March 31, 2011, compared to $17.7 million for the corresponding 2010 period.

The following table presents further information on the Company’s construction portfolio.
Table Y — Construction and land loan portfolio analysis

	March 31, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$166,746	$300	$167,046	$181,240	$300	$181,540
Land, Multi-family, condominium and commercial construction loans	167,838	98,878	266,716	168,659	108,535	277,194
Undisbursed funds under existing commitments (1)	40,105	19,341	59,446	44,336	9,539	53,875

Total non-performing loans	124,580	1,610	126,190	147,127	1,610	148,737
Net charge offs	1,590	—	1,590	54,944	991	55,935
Allowance for loan losses	28,473	2,169	30,642	22,761	2,265	25,026
Non-performing loans to total construction and land loans	37.23%	1.62%	29.09%	42.05%	1.48%	32.42%
Net charge-offs on an annualized basis to total construction and land loans	1.93%	—%	1.49%	15.70%	0.91%	12.19%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.
The following table sets forth information with respect to Doral Financial’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.
Table Z — Loans past due 90 days and still accruing

	March 31, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans (1)
Credit cards (2)	$640	$—	$640	$973	$—	$973
Other consumer (3)	954	—	954	1,022	—	1,022

Total consumer	1,594	—	1,594	1,995	—	1,995

Commercial loans
Commercial and industrial	588	—	588	560	—	560

Total loans past due 90 days and still accruing	$2,182	$—	$2,182	$2,555	$—	$2,555

(1)	Excludes $21.6 million and $31.5 million of FHA/VA guaranteed mortgage loans past due 90 days and still accruing, as of March 31, 2011 and December 31, 2010, respectively.

(2)	Credit cards until 180 days delinquent.

(3)	Revolving lines of credit until 180 days delinquent.
The following table sets forth information on loans 30 to 89 days past due as of the periods indicated. This table excludes GNMA defaulted loans 30 to 89 days past due (for which the Company has the option, but not an obligation, to buy back from the pools serviced) and FHA/VA guaranteed loans.

Table AA — Loans past due 30-89 days

	March 31, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$71,471	$—	$71,471	$71,750	$—	$71,750
Lease financing receivables	308	—	308	245	—	245
Other consumer	1,074	—	1,074	1,343	—	1,343

Total past-due consumer	72,853	—	72,853	73,338	—	73,338

Commercial
Commercial real estate	21,538	—	21,538	35,353	—	35,353
Construction and land	815	—	815	2,286	—	2,286
Commercial and industrial	790	—	790	3,900	—	3,900

Total past-due commercial	23,143	—	23,143	41,539	—	41,539

Total loans past-due 30-89 days (2)	$95,996	$—	$95,996	$114,877	$—	$114,877

(1)	Excludes $5.8 million and $7.4 million of FHA/VA guaranteed loans as of March 31, 2011 and December 31, 2010.

(2)	Regulatory guidance regarding days past due followed by many banks provides that the number of days past due may be based upon the number of payments missed. According to this regulatory guidance, monthly pay loans are reported as 30-89 days past due when the borrower has missed two payments. Doral follows this guidance in its reporting except that it more conservatively reports loans 90 days past due based upon the contractual number of days past due.
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
OREO foreclosures have increased in recent periods as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months and the amount of delinquent loans peaked in the first half of 2010. OREO sales improved in 2010 due to the Company’s strategic decision to reduce pricing on the OREO portfolio in order to accelerate sales. High sales levels continued in the first quarter of 2011 though pricing for Doral as seller improved considerably. The accelerated disposition of OREO is expected to reduce the carrying costs of OREO.
For the quarters ended March 31, 2011 and 2010, the Company sold 189 and 67 OREO properties, representing $29.4 million and $6.8 million in unpaid principal balance, respectively. For the quarter ended March 31, 2011, proceeds totaled $18.6 million, representing the recovery of 61.4% and 60.9% of unpaid principal balance and appraised value, respectively. For the quarter ended March 31, 2010, proceeds totaled $6.2 million, representing the recovery of 92.4% and 78.5% of unpaid principal balance and appraised value, respectively. Management made the strategic decision to accelerate sales of OREO in the second half of 2010 and facilitated those sales by engaging in auctions and significantly reducing price. Management discontinued selling OREO through auctions in the first quarter of 2011 and emphasizes sales from the retail channel. Gains and losses on sales of OREO are recognized in other expenses in the Company’s Consolidated Statements of Operations.
The following table presents activity of OREO for the periods indicated:
Table BB — Other real estate owned activity

	Quarters Ended March 31,
(In thousands)	2011	2010
Balance at beginning of period	$100,273	$94,219
Additions	29,372	18,289
Sales	(22,726)	(5,860)
Retirements	(2,384)	(2,389)
Lower of cost or market adjustments	(768)	(3,914)

Balance at end of period	$103,767	$100,345

Allowance for Loan and Lease Losses (“ALLL”)
For all performing loans and non-performing small balance homogeneous loans the ALLL is estimated at least quarterly based upon estimated probability of default and loss given default by shared product characteristics using Doral Financial’s historical experience. For larger construction, commercial real estate, commercial and industrial and TDRs that are 90 or more days past due or are otherwise considered to be impaired, management estimates the related ALLL based upon an analysis of each individual loans’ characteristics. The ALLL estimate methodologies are described more fully in the following paragraphs.
Residential mortgage. The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next as a result of payment collections and excludes the effect of TDRs. Roll rates as of December 31, 2010 show that the proportion of loans rolling into subsequent buckets has decreased as payment collection efforts have continued to improve. In determining the allowance for loan and lease losses for residential mortgage loans, given the current economic trends in Puerto Rico, for purposes of forecasting the future behavior of the portfolio, Doral Financial determined that it should use the roll-rates of the prior 12 months. Using the older historical performance to estimate probabilities of default may not reflect recent macroeconomic trends and collections efforts. Severity of loss is calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 3% and 33% depending on the different loan types and loan-to-value ratios, and up to 100% for second mortgages.
Construction and land, commercial real estate, commercial and industrial. The ALLL for performing construction and land, commercial real estate, commercial and industrial is estimated considering either the probability of the loan defaulting in the next twelve months and the estimated loss incurred in the event of default, or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The probability of a loan defaulting is based upon Doral Financial’s experience in its current portfolio. The loan grade is assigned based upon management’s review of the specific facts and circumstances associated with a particular credit. The loss incurred upon default is based upon Doral’s actual experience in resolving defaulted loans.
Construction and land, commercial real estate and commercial and industrial loans with principal balances greater than $1.0 million that are not performing, or when management estimates it may not collect all contractual principal and interest, are considered impaired and are measured for impairment individually.
Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. Due to current economic environment and management’s perceived increase in risk in the commercial loan portfolio, during the third quarter of 2010, management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due to better estimate the amount the Company expects to receive. Beginning the fourth quarter of 2010, management individually reviewed all commercial real estate loans over $500,000 that were over 90 days past due, as well as all new loans classified as substandard during the quarter. In future periods, and while management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company will continue to evaluate on a quarterly basis 25% of all commercial loans over 90 days past due and between $50,000 and $500,000 so that in any one year period it would have individually evaluated for impairment 100% of all substandard commercial loans between $50,000 and $500,000, as well as all substandard commercial real estate loans over $500,000 and all substandard commercial and construction loans over $1.0 million.
Accounting guidance requires that impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, net of disposition costs, if the loan is collateral dependent. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral, net of disposition costs. Given that current appraisals were not available on all properties at quarter end for collateral dependent loans, management determined its loss reserve estimates for the loans subject to that methodology by estimating the fair value of the collateral using an index that considers the general change in price levels as indicated by new appraisals received compared to earlier appraisals of the same property and other factors. For cash flow dependent loans, the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, and the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market were utilized to estimate the fair value of the collateral. Each of the noted factors may have a different and sometimes offsetting effect on the estimated value of the asset. For example, higher rates of return and higher holding costs have an adverse effect on the estimated value of the asset while higher borrowing rates have a positive effect on the estimated value of the asset. Doral considers management estimates of the fair value of the collateral determined as described the “as-is” value of the property at the measurement date.
Consumer. The ALLL for consumer loans is estimated based upon the historical charge-off rate using Doral Financial’s historical experience. The ALLL is supplemented by Doral’s policy to charge-off all amounts in excess of the collateral value when the loan principal or interest is 120 days or more days past due.

TDRs. In accordance with accounting guidance, loans determined to be TDRs are impaired and for purpose of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, on a monthly basis, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs and impairment analysis of discounted cash flows giving consideration to the probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.
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

The following tables summarize Doral Financial’s provisions, charge-offs and recoveries for the ALLL for the periods indicated and provides allocation by loan categories.
Table CC — Allowance for Loan and Lease Losses

	Quarters Ended March 31,
	2011			2010
(Dollars in thousands)	PR	US	Total	PR	US	2010
Balance at beginning of period	$117,821	$5,831	$123,652	$136,878	$3,896	$140,774
Provision (recovery) for loans and lease losses:
Non-FHA/VA residential mortgage	745	10	755	6,593	16	6,609
Lease financing receivables	(282)	—	(282)	(254)	—	(254)
Other consumer	776	—	776	1,887	—	1,887

Total consumer	1,239	10	1,249	8,226	16	8,242
Commercial real estate	(5,755)	(1)	(5,756)	3,068	—	3,068
Commercial and industrial	199	(308)	(109)	(51)	(23)	(74)
Construction and land	7,302	(96)	7,206	2,696	(11)	2,685

Total commercial	1,746	(405)	1,341	5,713	(34)	5,679

Total provision (recovery) for loan and lease losses	2,985	(395)	2,590	13,939	(18)	13,921

Charge-offs:
Non-FHA/VA residential mortgage	(3,226)	—	(3,226)	(4,715)	—	(4,715)
Lease financing receivables	(110)	—	(110)	(310)	—	(310)
Other Consumer	(1,489)	—	(1,489)	(2,139)	—	(2,139)

Total consumer	(4,825)	—	(4,825)	(7,164)	—	(7,164)
Commercial real estate	—	—	—	(256)	—	(256)
Commercial and industrial	(19)	—	(19)	(198)	—	(198)
Construction and land	(1,590)	—	(1,590)	(32)	—	(32)

Total commercial	(1,609)	—	(1,609)	(486)	—	(486)

Total charge-offs	(6,434)	—	(6,434)	(7,650)	—	(7,650)

Recoveries:
Non-FHA/VA residential mortgage	—	—	—	—	—	—
Lease financing receivables	302	—	302	26	—	26
Other consumer	94	—	94	215	—	215

Total consumer	396	—	396	241	—	241
Commercial real estate	—	—	—	50	—	50
Commercial and industrial	—	—	—	23	—	23
Construction and land	—	—	—	122	—	122

Total commercial	—	—	—	195	—	195

Total recoveries	396	—	396	436	—	436

Net charge-offs	(6,038)	—	(6,038)	(7,214)	—	(7,214)

Balance at end of period	$114,768	$5,436	$120,204	$143,603	$3,878	$147,481

ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			3.83%			3.58%
ALLL as a percentage of loans receivable outstanding, at the end of period			2.17%			2.68%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			2.24%			2.76%
Provision for loan losses to net charge-offs			42.89%			192.97%
Net charge-offs to average loans receivable outstanding			0.11%			0.13%
ALLL to net charge-offs on an annualized basis			490.88%			504.09%

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the allocation of Doral Financial’s allowance for loans and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:
Table DD — Allocation of Allowance for Loans and Lease Losses

	March 31, 2011				December 31, 2010
(Dollars in thousands)	PR	US	Total	Percentage	PR	US	Total	Percentage
Consumer:
Residential mortgage	$53,769	$247	$54,016	64%	$56,250	$237	$56,487	64%
FHA/VA guaranteed mortgage	—	—	—	3%	—	—	—	3%
Lease financing receivable	428	—	428	—%	518	—	518	—%
Other consumer	5,137	—	5,137	1%	5,756	—	5,756	1%

Total consumer	59,334	247	59,581	68%	62,524	237	62,761	68%

Commercial:
Commercial real estate	23,807	149	23,956	12%	29,562	150	29,712	12%
Commercial and industrial	3,154	2,871	6,025	12%	2,974	3,179	6,153	12%
Construction and land	28,473	2,169	30,642	8%	22,761	2,265	25,026	8%

Total commercial	55,434	5,189	60,623	32%	55,297	5,594	60,891	32%

Total	$114,768	$5,436	$120,204	100%	$117,821	$5,831	$123,652	100%

As of March 31, 2011, the Company’s allowance for loan and lease losses was $120.2 million, a decrease of $3.5 million from $123.7 million as of December 31, 2010. This decrease was driven by a decrease in the allowance for loan and lease losses of the commercial real estate portfolio of $5.8 million, by a decrease of $2.5 million in the allowance for loan and lease losses of residential mortgages, partially offset by an increase of $5.6 million in the allowance for loan and lease losses of construction and land portfolio.
The provision for loan and lease losses for the quarter ended March 31, 2011, reflected a decrease of $11.3 million compared to the corresponding 2010 period, primarily in the commercial real estate, residential mortgage and consumer portfolios, partially offset by an increase of the provisions in the construction and land portfolio. The provision for residential mortgage loans decreased by $5.9 million due to $3.8 million decrease in the provision driven by cures in the loan portfolio as a result of loss mitigation programs and a $2.1 million decrease resulted from improvement in delinquencies which had a favorable impact on roll rates for the first quarter of 2011. The provision for commercial real estate decreased $8.8 million as a result of a release of $5.4 million of provision related to refinements of collateral pricing index together with a decrease of $3.4 million due to improving performance of the portfolio due to collections and loss mitigation efforts. Consumer loans’ provision for loan and lease losses decreased by $1.1 million as a result of the portfolio reduction, which is consistent with the Company’s strategy to limit the activity for this business line. These decreases were partially offset by an increase of $4.5 million in the provision for construction and land loan portfolio as a result of $10.4 million provision for loans reviewed individually for impairment, partially offset by $3.2 million of improvement in performance of one large loan and enhancements to the methodology.
The provision for loan and lease losses for the quarter ended March 31, 2011, was offset by net charge-offs of $6.0 million. Net charge offs on residential mortgage loans decreased by $1.5 million when compared to the corresponding 2010 period as a result of a better performing residential portfolio as a result of collection efforts and loss mitigation programs. Net charge-offs on the construction and land portfolio increased by $1.7 million as the portfolio has matured and decreased in size.
The allowance for loan and lease losses coverage ratios as of March 31, 2011 and December 31, 2010 (including and excluding the effect of partial charge-offs and credit related discounts) were as follows:

Table EE — Allowance for Loan and Lease Losses Coverage Ratios

	March 31, 2011				December 31, 2010
	ALLL plus partial charge-offs and discount as a % of: (1)		ALLL as a % of: (2)		ALLL plus partial charge-offs and discount as a % of: (1)		ALLL as a % of: (2)
	Loans(3)(6)	NPLs(4)(5)	Loans (6)	NPLs (5)	Loans(3)(6)	NPLs(4)(5)	Loans (6)	NPLs (5)
Consumer:
Residential mortgage	2.37%	31.88%	1.52%	21.36%	2.46%	31.77%	1.59%	20.29%
Lease financing receivable	11.49%	137.62%	11.49%	137.62%	10.78%	124.82%	10.78%	124.82%
Other consumer	10.91%	2,163.33%	10.81%	2,140.42%	11.22%	1,431.68%	11.17%	1,424.75%

Total consumer	2.49%	34.03%	1.66%	23.51%	2.60%	33.94%	1.74%	22.48%

Commercial:
Commercial real estate	6.43%	24.15%	3.52%	12.81%	7.17%	26.33%	4.31%	15.37%
Commercial and industrial	0.90%	216.03%	0.90%	216.03%	0.97%	243.97%	0.97%	243.97%
Construction and land	14.45%	53.95%	7.06%	24.28%	12.79%	42.00%	5.46%	16.83%

Total commercial	6.48%	37.75%	3.40%	19.19%	6.55%	34.68%	3.42%	17.67%

Total	3.83%	36.09%	2.24%	21.11%	3.92%	33.83%	2.29%	19.82%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs and discounts.

(2)	Loans and NPL amounts are not increased by the amount of partial charge-offs and discounts.

(3)	Reflects partial charge-offs and credit related discounts on loans of $30.6 million and $32.0 million in the residential mortgage, $21.2 million and $21.2 million commercial real estate and $37.4 million and $38.6 million in construction and land portfolios as of March 31, 2011 and December 31, 2010, respectively.

(4)	Reflects partial charge-offs and credit related discounts on loans of $26.5 million and $28.7 million in the residential mortgage, $21.2 million in commercial real estate and $37.4 million in construction and land portfolios as of March 31, 2011 and December 31, 2010, respectively.

(5)	Excludes $2.2 million and $2.7 million of non-performing loans classified as held for sale as March 31, 2011 and December 31, 2010, respectively.

(6)	Excludes $161.4 million and $187.5 million of FHA/VA guaranteed loans and $2.4 million and $2.9 million of loans on saving deposits as of March 31, 2011 and December 31, 2010, respectively.
After consideration of partial charge-offs and credit related discounts, the coverage ratios decreased 9 basis points and increased 226 basis points for the allowance plus partial charge-offs as a percentage of loans, and as a percentage of non-performing loans. The improved loan performance has been the most significant contributor to the decrease in the ALLL. Improvement in the performance of the portfolios has directly impacted the ALLL models as roll-rates and delinquency trends and probabilities of default improve. In addition, during the first quarter of 2011, the Company revised and updated its Collateral Pricing Index (“CPI”), which is used to estimate the decline in market value of commercial, construction and land properties, in the absence of current appraisals. Two principal refinements to estimate losses inherent in the portfolio were made: (a) the size of the population in the index was increased to improve the reliability of the index as a measure of market changes in collateral values, and (b) the population was reviewed to ensure that the estimate provided a measure of the decline in market value by validating that appraised properties were exactly the same in both the old and new appraisals.
The allowance for loan and lease losses was 2.24% of period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits) at March 31, 2011, a decrease of five basis points compared with 2.29% at December 31, 2010. The allowance for loan and lease losses to non-performing loans (excluding non-performing loans held for sale) was 21.11% at March 31, 2011, an increase of 129 basis points compared to 19.82% at December 31, 2010.
The following table summarizes the Company’s loans individually reviewed for impairment and its related allowance:
Table FF — Impaired loans and related allowance

(In thousands)	March 31, 2011	December 31, 2010
Impaired loans with allowance	$733,388	$774,946
Impaired loans without allowance	406,440	419,016

Total impaired loans	$1,139,828	$1,193,962

Related allowance	$60,804	$68,875
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
Internal Control Over Financial Reporting
For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2010, please refer to Part II, Item 9A. Controls and Procedures, of the Company’s 2010 Annual Report on Form 10-K.
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
Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the United States economy. Dramatic declines in the United States housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.
Markets in the United States and elsewhere have experienced volatility and disruption for almost three years, continuing through the quarter ended March 31, 2011. The United States, Europe and Japan entered into recessions during 2008 that persisted through most of 2009, despite past and expected governmental intervention in the world’s major economies.
Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.
The economy of Puerto Rico is closely linked to the United States economy, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2010, approximately 68.1% of Puerto Rico’s exports went to the U.S. mainland, which was also the source of approximately 53.3% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States.
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
Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006. Although the Puerto Rico economy is closely linked to the United States economy, for fiscal years 2007, 2008 and 2009, Puerto Rico’s real gross national product decreased by 1.2%, 2.9% and 4.0%, respectively, while the United States economy grew at a rate of 1.8% and 2.8% during fiscal years 2007 and 2008, respectively, and contracted at a rate of 2.5% during fiscal year 2009. According to the Puerto Rico Planning Board’s latest projections, Puerto Rico’s real gross national product was projected to have contracted by 3.8% during fiscal year 2010 and is projected to further contract by 1.0% during fiscal year 2011. Puerto Rico’s real gross national product for fiscal year 2012, however, is projected to grow by 0.7%.
The number of persons employed in Puerto Rico during fiscal year 2010 averaged 1,102,700, a decrease of 5.6% compared to the previous fiscal year. During the first nine months of fiscal year 2011, total employment averaged 1,079,700, a decline of 2.6% with the same period of the previous fiscal year, and the unemployment rate averaged 16.0%.
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

For additional information relating to the fiscal situation and challenges of the Government of Puerto Rico and various initiatives it has undertaken during the last two fiscal years, refer to the sections titled “Fiscal Condition,” “Fiscal Stabilization Plan,” “Government Reorganization Plan,” “Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement System,” “Economic Reconstruction Plan,” and “Economic Development Plan” under “Business-The Commonwealth” in item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)) as of March 31, 2011. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
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
ITEM 1A. RISK FACTORS
Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth in Item 1A-Risk Factors of the Company’s 2010 Annual Report on Form 10-K. These risk factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our previous filings with the Securities and Exchange Commission. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations. Please also refer to the section titled “Forward Looking Statements” on this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
As previously disclosed by the Company in a Current Report on Form 8-K with the Commission on March 26, 2009, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Dividends in arrearage with respect to our Convertible Preferred Stock, accrued through March 31, 2011, were approximately $19.7 million.
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

Exhibit
Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

Exhibit
Number	Description
4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 10-K filed with the Commission on March 31, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008).

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 31, 2003).

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.7	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.8	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

Exhibit
Number	Description
10.9	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.10	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.11	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.12	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.13	Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

10.14	Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).

10.15	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP, Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.16	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.17	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.18	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.19	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.20	Amendment No. 1 to Securityholders and Registration Rights Agreement between Doral Financial Corporation and Doral Holdings Delaware, LLC dated as of August 5, 2010. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 10, 2010).

10.21	Form of Restricted Stock Award Agreement for Directors of Doral Financial Corporation under the 2008 Stock Incentive Plan. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on January 24, 2011).

Exhibit
Number	Description
10.22	Employment Agreement, dated as of December 31, 2010, betwee Doral Financial and Maurice Spagnoletti. (Incorporated herein by reference to exhibit number 10.22 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on March 9, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)
Date: May 16, 2011	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: May 16, 2011	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President and Chief Financial Officer