Form 10-Q
period 2011-06-30
DORAL FINANCIAL CORP
filed 2011-08-16
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Common stock: 127,293,756 outstanding as of August 12, 2011.

DORAL FINANCIAL CORPORATION
INDEX PAGE

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	June 30,	December 31,
(Dollars in thousands, except for share data)	2011	2010
Assets
Cash and due from banks ($890 and $2,642 were restricted at June 30, 2011 and December 31, 2010, respectively)	$562,397	$355,819

Other interest-earning assets ($18,967 and $126,573 were restricted at June 30, 2011 and December 31, 2010, respectively)	43,967	156,607

Securities held for trading, at fair value	44,589	45,029
Securities available for sale, at fair value (includes $631,257 and $743,843 pledged as collateral at June 30, 2011 and December 31, 2010, respectively, that may be repledged)	671,451	1,505,065
Federal Home Loan Bank of NY (“FHLB”) stock, at cost	74,565	78,087

Total investment securities	790,605	1,628,181
Loans:
Loans held for sale, at lower of cost or market (includes $119,729 and $121,988 pledged as collateral at June 30, 2011 and December 31, 2010, respectively, that may be repledged)	301,934	319,269
Loans receivable (includes $174,333 and $180,447 pledged as collateral at June 30, 2011 and December 31, 2010, respectively, that may be repledged)	5,688,598	5,588,571
Less: Allowance for loan and lease losses	(93,472)	(123,652)

Total net loans receivable	5,595,126	5,464,919

Total loans, net	5,897,060	5,784,188

Accounts receivable	41,592	28,704
Mortgage-servicing advances	54,011	51,462
Accrued interest receivable	37,244	38,774
Servicing assets, net	115,785	114,342
Premises and equipment, net	103,386	104,053
Real estate held for sale, net	101,499	100,273
Deferred tax asset (“DTA”)	103,958	105,712
Other assets	164,192	178,239

Total assets	$8,015,696	$8,646,354

Liabilities
Deposits:
Non-interest-bearing deposits	$285,582	$258,230
Other interest-bearing deposits	1,986,102	2,000,991
Brokered certificate of deposits	2,031,108	2,359,254

Total deposits	4,302,792	4,618,475
Securities sold under agreements to repurchase	442,300	1,176,800
Advances from FHLB	1,342,849	901,420
Loans payable	294,623	304,035
Notes payable	510,430	513,958
Accrued expenses and other liabilities	258,442	269,471

Total liabilities	7,151,436	7,784,159
Commitments and contingencies (Please refer to Notes 24 and 25)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at June 30, 2011 and December 31, 2010, respectively.
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 127,293,756 shares issued and outstanding at both June 30, 2011 and December 31, 2010	1,273	1,273
Additional paid-in capital	1,220,983	1,219,280
Legal surplus	23,596	23,596
Accumulated deficit	(735,229)	(738,199)
Accumulated other comprehensive income (loss), net of income tax expense of $621 and expense of $1,332 at June 30, 2011 and December 31, 2010, respectively	1,555	4,163

Total stockholders’ equity	864,260	862,195

Total liabilities and stockholders’ equity	$8,015,696	$8,646,354

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands, except for share data)	2011	2010	2011	2010
Interest income:
Loans	$79,238	$78,916	$159,303	$160,349
Mortgage-backed securities (“MBS”)	9,221	18,542	20,277	41,789
Interest-only strips (“IOs”)	1,508	1,491	2,979	3,034
Investment securities	130	583	229	1,448
Other interest-earning assets	1,020	1,545	2,320	3,685

Total interest income	91,117	101,077	185,108	210,305

Interest expense:
Deposits	22,543	27,587	49,442	54,287
Securities sold under agreements to repurchase	6,238	13,738	15,357	31,762
Advances from FHLB	8,822	12,921	15,430	26,894
Notes payable	6,561	5,086	13,214	10,196
Loans payable	1,498	1,680	3,040	3,340

Total interest expense	45,662	61,012	96,483	126,479

Net interest income	45,455	40,065	88,625	83,826

Provision for loan and lease losses	13,323	44,617	15,914	58,538

Net interest income after provision for loan and lease losses	32,132	(4,552)	72,711	25,288

Non-interest income (loss):
Total other-than-temporary impairment (“OTTI”) losses	(411)	—	(411)	(40,195)
Portion of loss recognized in other comprehensive income (before taxes)	325	—	325	26,936

Net credit related OTTI losses	(86)	—	(86)	(13,259)
Net gain (loss) on sale of investment securities available for sale	14,808	(137,204)	17,662	(110,790)
Net loss on early repayment of debt	(3,068)	(2,545)	(3,068)	(3,021)
Net gain on loans securitized and sold and capitalization of mortgage servicing	9,026	3,605	14,568	6,956
Retail banking fees	7,067	7,199	14,073	14,342
Mortgage loan servicing income (net of mark-to-market adjustments)	4,543	(1,354)	13,442	5,390
Net gain on trading assets and derivatives	3,373	7,102	2,286	8,091
Insurance agency commissions	2,439	2,436	4,661	4,778
Other income	695	571	3,884	3,907

Total non-interest income (loss)	38,797	(120,190)	67,422	(83,606)

Non-interest expenses:
Compensation and benefits	21,081	20,315	39,375	36,750
Professional services	9,339	15,420	17,976	29,212
Occupancy expenses	4,786	4,322	9,126	8,303
FDIC insurance expense	3,797	5,574	8,153	10,765
Communication expenses	3,636	4,056	7,639	8,000
Depreciation and amortization	3,463	3,110	6,666	6,257
EDP expenses	3,024	2,878	6,299	6,657
Taxes, other than payroll and income taxes	2,923	2,591	5,799	5,155
Corporate Insurance	1,490	1,264	3,060	2,526
Other	5,785	9,737	11,688	16,302

	59,324	69,267	115,781	129,927

Other provisions and other real estate owned expenses:
Foreclosure expenses and other credit related expenses	2,196	582	4,561	2,723
Other real estate owned (“OREO”) expenses	2,061	23,414	4,023	28,011
Provision for Lehman Brothers, Inc. claim receivable	—	10,819	—	10,819

	4,257	34,815	8,584	41,553

Total non-interest expenses	63,581	104,082	124,365	171,480

Income (loss) before income taxes	7,348	(228,824)	15,768	(229,798)
Income tax expense	2,871	4,487	7,968	7,016

Net income (loss)	$4,477	$(233,311)	$7,800	$(236,814)

Net income (loss) attributable to common shareholders(1)	$2,062	$(235,726)	$2,970	$(214,508)

Net income (loss) per common share(1)(2)	$0.02	$(3.50)	$0.02	$(3.30)

(1)	For the quarters and six month periods ended June 30, 2011 and 2010, net income (loss) per common share represents the basic and diluted loss per common share. Refer to Note 28 for additional information regarding net income (loss) attributable to common shareholders.

(2)	For the six month period ended June 30, 2010, net loss per common share included $26.6 million related to the effect of the preferred stock exchange. Refer to Note 28 for additional information.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Month Periods Ended
	June 30,
(In thousands)	2011	2010
Preferred Stock:
Balance at beginning of period	$352,082	$415,428
Preferred stock issued (mandatorily convertible)	—	171,000
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	(48,687)
Cumulative convertible	—	(14,659)

Balance at end of period	352,082	523,082

Common Stock:
Balance at beginning of period	1,273	621
Common stock issued/converted:
Noncumulative nonconvertible	—	40
Cumulative convertible	—	12

Balance at end of period	1,273	673

Additional Paid-In Capital:
Balance at beginning of period	1,219,280	1,010,661
Stock-based compensation recognized	1,703	73
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	17,010
Cumulative convertible	—	19,699

Balance at end of period	1,220,983	1,047,443

Legal Surplus	23,596	23,596

Accumulated Deficit:
Balance at beginning of period	(738,199)	(463,781)
Net income (loss)	7,800	(236,814)
Dividend accrued on preferred stock	(4,830)	(4,279)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	—	31,637
Cumulative convertible	—	(5,052)

Balance at end of period	(735,229)	(678,289)

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period	4,163	(111,481)
Other comprehensive (loss) income, net of deferred tax	(2,608)	139,948

Balance at end of period	1,555	28,467

Total stockholders’ equity	$864,260	$944,972

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPRENHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30, 2011
(In thousands)	2011	2010	2011	2010
Net income (loss)	$4,477	$(233,311)	$7,800	$(236,814)

Other comprehensive (loss) income, before tax:

Unrealized gains on securities arising during the period	7,656	41,660	6,964	65,701
Non-credit portion of OTTI losses	(325)	—	(325)	(26,936)
Reclassification of net realized (gains) losses included in net income (loss)	(7,462)	129,749	(11,245)	122,172

Other comprehensive (loss) income on investment securities, before tax	(131)	171,409	(4,606)	160,937

Income tax benefit (expense) related to investment securities	28	(25,712)	711	(24,141)

Other comprehensive (loss) income on investment securities, net of tax	(103)	145,697	(3,895)	136,796

Other comprehensive income on cash flow hedges(1)	554	1,594	1,287	3,152

Other comprehensive income (loss)	451	147,291	(2,608)	139,948

Comprehensive income (loss)	$4,928	$(86,020)	$5,192	$(96,866)

Accumulated other comprehensive income, net of tax

Other comprehensive income on investment securities	$3,794	$36,502	$3,794	$36,502
Other comprehensive losses on investment securities on which OTTI has been recognized	(276)	(3,563)	(276)	(3,563)

Total other comprehensive income on investment securities	3,518	32,939	3,518	32,939
Other comprehensive loss on cash flow hedge(1)	(1,963)	(4,472)	(1,963)	(4,472)

Total accumulated other comprehensive income net of tax	$1,555	$28,467	$1,555	$28,467

(1)	For the quarters and six month periods ended June 30, 2011 and 2010, other comprehensive loss on cash flow hedges includes $0.8 million and $1.7 million related to a deferred tax asset valuation allowance.
The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Month Periods Ended June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$7,800	$(236,814)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,703	73
Depreciation and amortization	6,666	6,257
Mark-to-market adjustment of servicing assets	3,199	8,480
Deferred tax expense	2,493	3,126
Provision for loan and lease losses	15,914	58,538
Provision for claim receivable	—	10,819
Provision for OREO losses	1,375	26,391
Loss (gain) on sale of OREO	475	(58)
Net premium amortization on loans, investment securities and debt	9,167	8,417
Origination and purchases of loans held for sale	(177,825)	(160,982)
Principal repayments and sales of loans held for sale	64,849	95,065
(Gain) loss on sale of securities	(27,636)	108,150
Net OTTI losses	86	13,259
Net loss on early repayment of debt	3,068	3,021
Unrealized (gain) loss on trading securities	(64)	61
Principal repayment and sales of securities held for trading	253,692	151,492
Amortization and net gain in the fair value of IOs	500	1,011
Unrealized (gain) loss on derivative instruments	(1,021)	1,594
Decrease (increase) in derivative instruments	337	(5,224)
(Increase) decrease in accounts receivable	(12,888)	6,033
Increase in mortgage servicing advances	(2,549)	(22,017)
Decrease in accrued interest receivable	1,530	882
Decrease in other assets	137,550	66,033
(Decrease) increase in accrued expenses and other liabilities	(3,879)	65,365

Total adjustments	276,742	445,786

Net cash provided by operating activities	284,542	208,972

Cash flows from investing activities:
Purchases of securities available for sale	(234,764)	(1,430,635)
Principal repayment and sales of securities available for sale	1,075,068	1,852,364
Proceeds from sale of FHLB stock	3,522	26,756
Originations, purchases and repurchases of loans receivable	(672,013)	(592,890)
Principal repayment of loans receivable	351,265	262,558
Proceeds from sales of servicing assets	—	192
Purchases of premises and equipment	(7,068)	(4,455)
Proceeds from sales of real estate held for sale	31,430	10,492

Net cash provided by investing activities	547,440	124,382

Cash flows from financing activities:
(Decrease) increase in deposits	(315,683)	297,548
Decrease in securities sold under agreements to repurchase	(219,500)	(687,483)
Proceeds from advances from FHLB	145,000	575,000
Repayment of advances from FHLB	(160,001)	(964,000)
Fees paid on debt exchange and early repayment of debt	(65,367)	—
Proceeds from other short-term borrowings	—	345,000
Repayment of other short-term borrowings	—	(455,000)
Repayment of secured borrowings	(9,412)	(18,384)
Repayment of notes payable	(3,724)	(3,363)
Issuance of preferred stock	—	171,000

Net cash used in financing activities	(628,687)	(739,682)

Net increase (decrease) in cash and cash equivalents	$203,295	$(406,328)
Cash and cash equivalents at beginning of period	383,211	725,277

Cash and cash equivalents at the end of period (1)	$586,506	$318,949

Cash and cash equivalents includes:
Cash and due from banks	$561,506	$318,949
Other interest-earning assets	25,000	—

	$586,506	$318,949

Supplemental schedule of non-cash activities:
Loan securitizations	$243,719	$148,851

Loans foreclosed	$47,474	$51,965

Capitalization of servicing assets	$4,642	$3,184

Reclassification of loans held for investment portfolio to the held for sale portfolio	$59,917	$95,648

Reclassification of loans held for sale portfolio to the held for investment portfolio	$—	$210

Substitution of securities sold under agreement to repurchase with advances from FHLB	$515,000	$—

Supplemental information for cash flows:
Cash used to pay interest	$104,119	$131,546

Cash used to pay income taxes	$3,824	$2,267

(1)	Does not include $19.9 million and $0.3 million in restricted cash and equivalents as of June 30, 2011 and 2010.
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
The results of operations for the quarter and six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Pronouncements
     Accounting Standards Update No. 2011-5 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-5”). In June 2011, FASB issued ASU No. 2011-5 to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this amendment requires all changes in items not related to owners in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement shall present total net income and its components followed by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The purpose of this update is to increase prominence of items reported in other comprehensive income. The provisions of ASU No. 2011-5 should be applied retrospectively and are effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of this ASU will not impact the Company’s financial position or results of operations.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-4”). In May 2011, the FASB issued ASU No. 2011-4 to amend fair value disclosure requirements in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments clarify the application of the highest and best use and valuation premise concepts, measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The provisions of ASU No. 2011-4 are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is evaluating the potential impact, if any, that the adoption of this ASU will have on its financial position and results of operations.
Accounting Standards Update No. 2011-03 — Transfers and Servicing (Topic 860). In April 2011, the FASB issued ASU No. 2011-03, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

The amendments in this Update remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is considered to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met:
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
Changes in Accounting Standards Adopted in the Financial Statements
Accounting Standards Update No. 2011-02—Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 4, 2011, the FASB issued ASU No. 2011-02, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR). In addition, disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 are effective for interim and annual periods beginning on or after June 15, 2011.
The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and require applying retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies. This ASU was adopted by the Company in its financial statement disclosures with no impact on the financial statements.
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
3. Cash and due from banks
At June 30, 2011 and December 31, 2010, the Company’s cash amounted to $562.4 million and $355.8 million, respectively, which includes non-interest bearing deposits with other banks amounting to $1.6 million and $10.4 million, respectively. The Company’s cash balances included interest bearing balances with the Federal Reserve of $522.1 million and $218.9 million, respectively, and with the Federal Home Loan Bank of $4.3 million and $92.0 million, respectively.
The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $146.2 million and $115.9 million as of June 30, 2011 and December 31, 2010, respectively.
As of June 30, 2011 and December 31, 2010, cash and due from banks included $0.9 million and $2.6 million, respectively, that is considered restricted cash.
4. Other Interest-Earning Assets
At June 30, 2011 and December 31, 2010, the Company’s other interest-earning assets totaled $44.0 million and $156.6 million, respectively. Other interest-earning assets includes money market investments, securities purchased under agreements to resell, cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions, among others.
As of June 30, 2011 and December 31, 2010, other interest-earning assets included $19.0 million and $126.6 million, respectively, that was considered restricted other interest-earning assets.

5. Securities Held for Trading
The following table summarizes the fair value of Doral Financial’s securities held for trading as of June 30, 2011 and December 31, 2010.

(In thousands)	June 30, 2011	December 31, 2010
Mortgage-Backed Securities	$830	$766
Variable Rate IOs	43,552	44,018
Fixed Rate IOs	198	232
Derivatives (1)	9	13

Total	$44,589	$45,029

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $265.0 million as of June 30, 2011 and $310.0 million as of December 31, 2010. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of June 30, 2011 and December 31, 2010 weighted-average yield, including IOs, was 13.48% and 13.38%, respectively.

6. Securities Available for Sale
The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of June 30, 2011 and December 31, 2010.
The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of June 30, 2011

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Agency MBS
Due within one year	$7	$—	$—	$7	6.60%
Due from one to five years	195	9	—	204	4.84%
Due from five to ten years	68,166	1,501	—	69,667	2.74%
Due over ten years	372,161	5,114	197	377,078	3.18%

CMO Government Sponsored Agencies
Due from five to ten years	7,116	46	140	7,022	4.85%
Due over ten years	100,723	2,115	230	102,608	3.62%

Non-Agency CMOs
Due over ten years	11,153	—	3,193	7,960	17.35%

Obligations U.S. Government Sponsored Agencies
Due within one year	94,947	35	—	94,982	0.18%

Other
Due from one to five years	5,002	—	1	5,001	3.45%
Due over ten years	7,843	10	931	6,922	4.19%

	$667,313	$8,830	$4,692	$671,451	3.05%

As of December 31, 2010

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Agency MBS
Due within one year	$36	$1	$—	$37	6.67%
Due from one to five years	220	11	—	231	4.87%
Due from five to ten years	416,709	3,447	130	420,026	2.47%
Due over ten years	718,690	4,949	960	722,679	2.57%

CMO Government Sponsored Agencies
Due from five to ten years	17,953	122	178	17,897	4.10%
Due over ten years	288,414	6,750	230	294,934	3.57%

Non-Agency CMOs
Due over ten years	11,108	—	3,916	7,192	19.74%

Obligations U.S. Government Sponsored Agencies
Due within one year	34,987	5	—	34,992	0.16%

Other
Due over ten years	8,203	—	1,126	7,077	4.25%

	$1,496,320	$15,285	$6,540	$1,505,065	2.83%

7. Investments in an Unrealized Loss Position
The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:
Securities Available for Sale

	As of June 30, 2011
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of		Unrealized	of		Unrealized	of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Agency MBS	1	$16,244	$197	—	$—	$—	1	$16,244	$197
CMO Government Sponsored Agencies	1	3,538	230	1	1,554	140	2	5,092	370
Non-Agency CMOs	—	—	—	3	7,960	3,193	3	7,960	3,193
Other	1	5,001	1	1	2,069	931	2	7,070	932

	3	$24,783	$428	5	$11,583	$4,264	8	$36,366	$4,692

Securities Available for Sale

	As of December 31, 2010
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of		Unrealized	of		Unrealized	of		Unrealized
(Dollars in thousands)	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
Agency MBS	13	$241,675	$1,090	—	$—	$—	13	$241,675	$1,090
CMO Government Sponsored Agencies	2	11,564	255	1	1,704	153	3	13,268	408
Non-Agency CMOs	—	—	—	3	7,192	3,916	3	7,192	3,916
Other	1	5,162	41	1	1,915	1,085	2	7,077	1,126

	16	$258,401	$1,386	5	$10,811	$5,154	21	$269,212	$6,540

The securities held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable. Doral Financial’s investment portfolio consists primarily of AAA rated debt securities, except for the Non-Agency Collateralized Mortgage Obligations (“CMO”), which are non-investment grade.
The Company assesses whether a security is other than temporarily impaired (“OTTI”) whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:
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
As a result of its review of the portfolio as of June 30, 2011, the Company performed a detailed cash flow analysis of certain securities in unrealized loss to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions. During the six month period ended June 30, 2011 an OTTI adjustment of $0.1 million was recognized on securities from the P.R. Non-Agency CMO portfolio with an amortized cost of $2.8 million. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.
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
As of June 30, 2011, the Company did not intend to sell the securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income.
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
The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at June 30, 2011 and 2010:

	As of			Quarter Ended			Six Month Period Ended
	June 30, 2011			June 30, 2011			June 30, 2011
Amortized
	Cost (after	Gross			OTTI Related	Total		OTTI Related	Total
	credit related	Unrealized		OTTI Related	to Non-Credit	Impairment	OTTI Related	to Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Fair Value	to Credit Loss	Loss	Losses	to Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$—	$—	$—
P.R. Non-Agency CMOs	11,153	3,193	7,960	86	325	411	86	325	411

	$11,153	$3,193	$7,960	$86	$325	$411	$86	$325	$411

	As of			Quarter Ended			Six Month Period Ended
	June 30, 2010			June 30, 2010			June 30, 2010
	Amortized
	Cost (after	Gross			OTTI Related	Total		OTTI Related	Total
	credit related	Unrealized		OTTI Related	to Non-Credit	Impairment	OTTI Related	to Non-Credit	Impairment
(In thousands)	OTTI)	Losses	Fair Value	to Credit Loss	Loss	Losses	to Credit Loss	Loss	Losses
OTTI Investments
U.S. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$13,257	$26,840	$40,097
P.R. Non-Agency CMOs	8,156	3,629	4,527	—	—	—	2	96	98

	$8,156	$3,629	$4,527	$—	$—	$—	$13,259	$26,936	$40,195

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$2,816	$1,193	$2,816	$1,191
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	—
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	86	—	86	2

Balance at end of period	$2,902	$1,193	$2,902	$1,193

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

8. Pledged Assets
At June 30, 2011 and December 31, 2010, certain securities and loans, as well as cash and other interest-earning assets, were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available.

(In thousands)	June 30, 2011	December 31, 2010
Cash	$890	$2,642
Other interest-earning assets	18,967	126,573
Securities available for sale	631,257	1,458,992
Loans held for sale	119,729	121,988
Loans receivable	2,344,012	2,388,428

Total pledged assets	$3,114,855	$4,098,623

9. Loans Held for Sale and Loans Receivable
Loans held for sale consist of the following:

(In thousands)	June 30, 2011	December 31, 2010
Conventional single family residential (1)	$110,524	$119,290
FHA/VA	165,176	172,216
Commercial loans to financial institutions	13,598	14,608
Commercial real estate	12,636	13,155

Total loans held for sale (2)(3)	$301,934	$319,269

(1)	At both June 30, 2011 and December 31, 2010, includes $0.1 million related to U.S. subsidiaries’ loans.

(2)	At both, June 30, 2011 and December 31, 2010, the loans held for sale portfolio include $1.1 million of interest-only loans.

(3)	Includes $19.6 million and $21.4 million of balloon loans, as of June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011 and December 31, 2010, the loans held for sale portfolio included $148.1 million and $153.4 million, respectively, of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans is guaranteed by the Federal Housing Administration (“FHA”).
As of June 30, 2011 and December 31, 2010, the Company had a net deferred origination fee on loans held for sale amounting to approximately $1.0 million and $0.7 million, respectively.
Non-performing loans held for sale totaled $2.5 million and $2.7 million as of June 30, 2011 and December 31, 2010, respectively.
Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. In the normal course of business, the Company has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans held for investment credit exposure in Puerto Rico.

The table below presents the Company’s loans receivable by product and geographic location:

	June 30, 2011			December 31, 2010
	PR	US	Total	PR	US	Total
Residential mortgage (1)	$3,406,704	$131,200	$3,537,904	$3,451,895	$108,641	$3,560,536
FHA/VA guaranteed residential mortgage	132,657	—	132,657	187,473	—	187,473
Consumer Loans	46,324	31	46,355	54,354	26	54,380
Lease financing receivables	2,762	—	2,762	4,807	—	4,807

Total consumer	3,588,447	131,231	3,719,678	3,698,529	108,667	3,807,196

Commercial real estate	597,954	68,626	666,580	629,043	59,903	688,946
Commercial and industrial	38,384	874,036	912,420	36,639	597,056	633,695
Construction and land	309,590	80,330	389,920	349,899	108,835	458,734

Total commercial	945,928	1,022,992	1,968,920	1,015,581	765,794	1,781,375

Loans receivable, gross (2)	4,534,375	1,154,223	5,688,598	4,714,110	874,461	5,588,571

Allowance for loan and lease losses	(87,592)	(5,880)	(93,472)	(117,821)	(5,831)	(123,652)

	$4,446,783	$1,148,343	$5,595,126	$4,596,289	$868,630	$5,464,919

(1)	Includes $576.5 million and $565.9 million of balloon loans, as of June 30, 2011 and December 31, 2010, respectively.

(2)	Includes $405.8 million and $442.6 million of interest-only loans, as of June 30, 2011 and December 31, 2010, respectively.
As of June 30, 2011 and December 31, 2010, the Company had a net deferred origination fee on loans held for investment amounting to approximately $23.8 million and $24.0 million, respectively.
The Company has not traditionally made variable interest rate residential mortgage loans, option adjustable rate mortgages, or many of the higher risk mortgage loans made by a number of U.S. mainland banks. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. Loans with temporarily reduced principal and interest payments may be subject to significant increases in loan payments as the temporary payment periods end which may lead to higher level of re-defaults. Doral works with the borrowers to establish terms and conditions (prior to the payment date) in order to optimize the Company’s interests.
Non-accrual and Past Due Loans and Leases
Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. Doral discontinues recognition of interest income, when a loan receivable is delinquent on principal or interest for more than 90 days, except for revolving lines of credit and credit cards (non-accrual at 180 days), mortgage loans insured by FHA/VA (non-accrual at 270 days), and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%). When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest are current under the terms of the loan agreement, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. In the case of loans under troubled debt restructuring agreements, the Company continues to place the loans in non-accrual status and reports the loans as non-performing loans unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.
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
Loans receivable on which accrual of interest income had been discontinued as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$277,501	$685	$278,186	$276,328	$2,030	$278,358
Lease financing receivables	199	—	199	415	—	415
Other consumer (1)	500	—	500	404	—	404

Total consumer	278,200	685	278,885	277,147	2,030	279,177

Commercial
Commercial real estate	167,138	—	167,138	193,348	—	193,348
Construction and land	107,516	1,610	109,126	147,127	1,610	148,737
Commercial and industrial	2,731	—	2,731	2,522	—	2,522

Total commercial	277,385	1,610	278,995	342,997	1,610	344,607

Total loans receivable on which accrual of interest had been discontinued(2)(3)	$555,585	$2,295	$557,880	$620,144	$3,640	$623,784

(1)	Includes personal, revolving lines of credit and other consumer loans.

(2)	Excludes $2.5 million and $2.7 million in loans held for sale on which accrual of interest had been discontinued as of June 30, 2011 and December 31, 2010, respectively.

(3)	Excludes $79.1 million and $121.3 million of non-performing FHA/VA guaranteed loans that, due to the nature of their guarantees, present minimal credit risk to the Company as of June 30, 2011 and December 31, 2010, respectively.

Doral’s aging of past due loan receivables as of June 30, 2011 and December 31, 2010 were as follows:
As of June 30, 2011

												Recorded
												Investment
	30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days					> 90 Days
	Past Due (1)		Past Due		Past Due		Past Due		Total Past Due		Total Past	and Still
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	Due	Accruing
Consumer
Residential mortgage (2)	$84,433	$—	$86,342	$—	$25,432	$—	$165,727	$98	$361,934	$98	$362,032	$—
Lease financing receivables	219	—	199	—	—	—	—	—	418	—	418	—
Other consumer	804	—	2,452	—	91	—	71	—	3,418	—	3,418	1,961

Total consumer	85,456	—	88,993	—	25,523	—	165,798	98	365,770	98	365,868	1,961

Commercial
Commercial real estate	35,057	—	63,690	—	5,789	—	97,659	—	202,195	—	202,195	—
Construction and land	3,235	—	4,121	—	634	—	102,761	1,610	110,751	1,610	112,361	—
Commercial and industrial	366	—	618	—	807	—	1,960	—	3,751	—	3,751	560

Total commercial	38,658	—	68,429	—	7,230	—	202,380	1,610	316,697	1,610	318,307	560

Total past due loans	$124,114	$—	$157,422	$—	$32,753	$—	$368,178	$1,708	$682,467	$1,708	$684,175	$2,521

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.

(2)	As of June 30, 2011 excludes $96.0 million of non-performing FHA/VA guaranteed loans that due to the nature of their guarantees present minimal credit risk to the Company.
As of December 31, 2010

												Recorded
												Investment
	30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days					> 90 Days
	Past Due(1)		Past Due		Past Due		Past Due		Total Past Due		Total Past	and Still
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	Due	Accruing
Consumer
Residential mortgage(2)	$68,361	$—	$55,947	$1,624	$19,379	$—	$196,181	$409	$339,868	$2,033	$341,901	$—
Lease financing receivables	234	—	386	—	—	—	—	—	620	—	620	—
Other consumer	1,341	—	400	—	—	—	4	—	1,745	—	1,745	1,993

Total consumer	69,936	—	56,733	1,624	19,379	—	196,185	409	342,233	2,033	344,266	1,993

Commercial
Commercial real estate	35,202	—	65,484	—	6,962	—	120,231	—	227,879	—	227,879	—
Construction and land	3,901	—	284	—	325	—	1,916	1,610	6,426	1,610	8,036	560
Commercial and industrial	2,281	—	8,135	—	395	—	138,144	—	148,955	—	148,955	—

Total commercial	41,384	—	73,903	—	7,682	—	260,291	1,610	383,260	1,610	384,870	560

Total past due loans	$111,320	$—	$130,636	$1,624	$27,061	$—	$456,476	$2,019	$725,493	$3,643	$729,136	$2,553

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.

(2)	As of December 31, 2010 excludes $160.0 million of total past due FHA/VA guaranteed loans that due to the nature of their guarantees present minimal credit risk to the Company.

The Company would have recognized additional income had all delinquent loans been accounted for on an accrual basis as follows:

	Quarters Ended June 30,		Six Months Period Ended June 30,
(In thousands)	2011	2010	2011	2010
Consumer
Residential mortgage (1)(2)	$5,865	$6,577	$9,484	$10,985
Other consumer	18	31	18	31

Total consumer	5,883	6,608	9,502	11,016

Commercial
Commercial real estate	3,477	3,292	6,108	5,774
Commercial and industrial	254	88	471	116
Construction and land	2,436	4,383	4,790	7,966

Total commercial	6,167	7,763	11,369	13,856

Total interest income	$12,050	$14,371	$20,871	$24,872

(1)	Excludes $1.6 million and $3.7 million in additional interest income the Company would have recognized if FHA/VA non-accrual loans been accounted for on an accrual status for the quarters ended June 30, 2011 and 2010, respectively.

(2)	Excludes $3.2 million and $5.8 million in additional interest income the Company would have recognized if FHA/VA non-accrual loans been accounted for on an accrual status for the six months period ended June 30, 2011 and 2010, respectively.
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

Due to the current economic conditions, the Company has limited new lending activities in Puerto Rico in the construction, commercial and consumer (excluding mortgage) markets. The strategy adopted by the Company in relation to its loan exposures is to maintain a strong collection process that will ensure the orderly recovery of all loans by means of its collection efforts or restructuring of the loan. Lending activities in the United States increased in 2010 and continues to increase through the second quarter of June 30, 2011 as management determined that the U.S. market provides sound credit opportunities in select segments and markets. As of June 30, 2011 gross loans receivable in U.S totaled to $1.2 billion showing an increase of $279.8 million compared to December 31, 2010.
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

Detailed below is a table of the recorded investment in loans (including FHA/VA loans and loans held for sale) by the delinquency buckets the Company uses to monitor the credit quality of its loans as of June 30, 2011 and December 31, 2010. The aging of the delinquent residential mortgage portfolio in the table below is a result of the prolonged foreclosure process characteristics in Puerto Rico and the Company’s efforts to help customers stay in their homes through various loss mitigation programs.
As of June 30, 2011

			30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days
	Current		Past Due		Past Due		Past Due		Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$3,213,187	$264,959	$92,355	$—	$98,751	$—	$32,678	$—	$243,646	$685	$3,680,617	$265,644	$3,946,261
Lease financing receivables	2,342	—	219	—	201	—	—	—	—	—	2,762	—	2,762
Other consumer	43,069	31	793	—	2,316	—	86	—	60	—	46,324	31	46,355

Total consumer	3,258,598	264,990	93,367	—	101,268	—	32,764	—	243,706	685	3,729,703	265,675	3,995,378

Commercial
Commercial real estate	406,122	68,626	35,177	—	66,460	—	5,821	—	97,010	—	610,590	68,626	679,216
Commercial and industrial	48,318	874,036	371	—	613	—	803	—	1,877	—	51,982	874,036	926,018
Construction and land	199,100	78,720	3,237	—	4,121	—	632	—	102,500	1,610	309,590	80,330	389,920

Total commercial	653,540	1,021,382	38,785	—	71,194	—	7,256	—	201,387	1,610	972,162	1,022,992	1,995,154

Total	$3,912,138	$1,286,372	$132,152	$—	$172,462	$—	$40,020	$—	$445,093	$2,295	$4,701,865	$1,288,667	$5,990,532

December 31, 2010

			30 to 89 Days		90 to 179 Days		180 to 240 Days		Over 240 Days
	Current		Past Due		Past Due		Past Due		Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$3,425,774	$106,608	$78,545	$—	$72,097	$1,624	$27,651	$38	$326,671	$507	$3,930,738	$108,777	$4,039,515
Lease financing receivables	4,187	—	234	—	386	—	—	—	—	—	4,807	—	4,807
Other consumer	50,616	26	1,341	—	2,225	—	111	—	61	—	54,354	26	54,380

Total consumer	3,480,577	106,634	80,120	—	74,708	1,624	27,762	38	326,732	507	3,989,899	108,803	4,098,702

Commercial
Commercial real estate	,428,616	59,903	35,307	—	65,690	—	6,962	—	120,231	—	656,806	59,903	716,709
Commercial and industrial	29,653	597,056	3,901	—	607	—	360	—	2,118	—	36,639	597,056	633,695
Construction and land	200,943	107,225	2,281	—	8,136	—	395	—	138,144	1,610	349,899	108,835	458,734

Total commercial	659,212	764,184	41,489	—	74,433	—	7,717	—	260,493	1,610	1,043,344	765,794	1,809,138

Total	$4,139,789	$870,818	$121,609	$—	$149,141	$1,624	$35,479	$38	$587,225	$2,117	$5,033,243	$874,597	$5,907,840

Loan modifications and troubled debt restructurings
Doral has created a number of loan modification programs to help borrowers stay in their homes which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected or when the loan is paid off. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current program).

Regarding the commercial loan loss mitigation programs, the Company adapted the loss mitigation program for residential mortgages discussed above for the small commercial real estate portfolio and used similar regulatory and accounting treatment for those loans. For the large commercial real estate, commercial and industrial and construction and land portfolios, the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates below market rates, extensions of maturity beyond policy, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios through its Collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial assets. The group utilizes existing collections infrastructure of front-end dialers, doorknockers, work-out agents, and third-party consultants. In the case of residential construction projects and large commercial loans, the function utilizes third-party vendors to manage the residential construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans.
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
Loan modifications that are considered troubled debt restructurings completed during the quarters and six month periods ended June 30, 2011 and 2010 were as follows:

	For the Quarters Ended June 30,
	2011			2010
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded		Outstanding Recorded	Outstanding Recorded
(In thousands)	Number of Contracts	Investment	Investment	Number of Contracts	Investment	Investment
Consumer:
Non FHA/VA Residential	320	$37,000	$36,548	526	$64,062	$63,733
Other Consumer	8	46	46	23	143	130

Total Consumer	328	37,046	36,594	549	64,205	63,863

Commercial:
Commercial Real Estate	10	$3,309	$3,671	8	$1,690	$1,690
Commercial and Industrial	0	—	—	2	5,226	5,226
Construction and Land	0	—	—	4	14,018	14,010

Total Commercial	10	3,309	3,671	14	20,934	20,926

Total Loan Modifications	338	$40,355	$40,265	563	$85,139	$84,789

	Six Month Periods Ended June 30,
	2011			2010
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	recorded	recorded	Number of	recorded	recorded
(In thousands)	contracts	investment	investment	contracts	investment	investment
Consumer modifications
Residential non FHA/VA	1,130	$129,277	$127,318	712	$85,881	$85,643
Other consumer	18	109	109	36	297	269

Total consumer	1,148	129,386	127,427	748	86,178	85,912

Commercial
Commercial real estate	80	$18,937	$18,912	17	$8,581	$8,581
Commercial and industrial	0	—	—	4	9,489	9,489
Construction and land	2	61	60	5	17,185	17,177

Total commercial	82	18,998	18,972	26	35,255	35,247

Total loan modifications	1,230	$148,384	$146,399	774	$121,433	$121,159

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.
Loan modifications considered troubled debt restructurings made during the twelve months previous to June 30, 2011, that defaulted during the six month period ending June 30, 2011 were as follows:

	Six month period ended June 30, 2011
(In thousands)	Number of contracts	Recorded investment
Consumer
Residential mortgage — non FHA/VA	681	$83,689
Other consumer	8	74

Total consumer	689	83,763

Commercial
Commercial real estate	105	23,800
Construction and land	5	6,824

Total commercial	110	30,624

Total recidivism	799	$114,387

For the quarter and six month periods ended June 30, 2011, the Company would have recognized $2.5 million and $4.0 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.
As of June 30, 2011, construction TDRs include an outstanding principal balance of $77.5 million with commitments to disburse additional funds of $19.1 million.
10. Allowance for Loan and Lease Losses and Impaired Loans
Doral’s allowance for loan and lease losses (“ALLL”) is management’s estimate of credit losses inherent in the reported loan receivable balance as of the financial statement date. Management estimates the ALLL separately for each product category (non-FHA/VA residential mortgage loans, other consumer, commercial real estate, construction and land, and other commercial and industrial) and geography (Puerto Rico and U.S. mainland), and combines the amounts in reaching its estimate for the full portfolio.

Management’s product category loss reserve estimate for performing loans considers: (i) the reserve is estimated based upon the probability of the performing loan defaulting at some future period, and (ii) Doral’s historical experience of charge-offs related to the outstanding principal balance.
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
The activity in Doral’s allowance for loan and lease losses account for the quarters and six month periods ending June 30, 2011 and 2010 were as follows:

	Quarter Ended June 30, 2011
	Non-				Construction	Commercial
	FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Land	Industrial	Commercial	Total
Balance at beginning of period	$54,016	5,565	$59,581	$23,956	$30,642	$6,025	$60,623	$120,204
Provision for loan and lease losses	5,410	854	6,264	4,372	2,278	409	7,059	13,323
Losses charged to the allowance	(4,271)	(1,239)	(5,510)	(12,755)	(21,769)	(407)	(34,931)	(40,441)
Recoveries	—	367	367	—	—	19	19	386

Balance at end of period	$55,155	$5,547	$60,702	$15,573	$11,151	$6,046	$32,770	$93,472

Reported balance of loans (1)	$3,537,904	$46,947	$3,584,851	$666,580	$389,920	$912,420	$1,968,920	$5,553,771

ALLL for loans individually evaluated for impairment	$26,963	$—	$26,963	$9,071	$3,275	$342	$12,688	$39,651

Reported balance of loans individually evaluated for impairment	$792,005	$—	$792,005	$252,166	$154,505	$11,708	$418,379	$1,210,384

ALLL of loans collectively evaluated for impairment	$28,192	$5,547	$33,739	$6,502	$7,876	$5,704	$20,082	$53,821

Reported balance of loans collectively evaluated for impairment	$2,745,899	$46,947	$2,792,846	$414,414	$235,415	$900,712	$1,550,541	$4,343,387

(1)	Excludes reported balance of guaranteed loans and loans on savings deposits.

	Quarter Ended June 30, 2010
	Non-				Construction	Commercial
	FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Land	Industrial	Commercial	Total
Balance at beginning of period	$53,708	$7,763	$61,471	$24,745	$57,233	$4,032	$86,010	$147,481
Provision for loan and lease losses	18,769	1,644	20,413	4,771	17,705	1,728	24,204	44,617
Losses charged to the allowance	(14,497)	(2,106)	(16,603)	(430)	(39,489)	(978)	(40,897)	(57,500)
Recoveries	—	272	272	—	—	43	43	315

Balance at end of period	$57,980	$7,573	$65,553	$29,086	$35,449	$4,825	$69,360	$134,913

Reported balance of loans (1)	$3,674,920	$70,119	$3,745,039	$728,608	$382,572	$475,061	$1,586,241	$5,331,280

ALLL for loans individually evaluated for impairment	$9,074	$—	$9,074	$14,303	$29,256	$243	$43,802	$52,876

Reported balance of loans individually evaluated for impairment	$250,028	$—	$250,028	$146,469	$211,972	$244	$358,685	$608,713

ALLL of loans collectively evaluated for impairment	$48,906	$7,573	$56,479	$14,783	$6,193	$4,582	$25,558	$82,037

Reported balance of loans collectively evaluated for impairment	$3,424,892	$70,119	$3,495,011	$582,139	$170,600	$474,817	$1,227,556	$4,722,567

(1) Excludes reported balance of guaranteed loans and loans on savings deposits.

	Six Month Period Ended June 30, 2011
	Non-				Construction	Commercial
	FHA/VA	Other	Total	Commercial	and	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	Land	Industrial	Commercial	Total
Balance at beginning of period	$56,487	$6,274	$62,761	$29,712	$25,026	$6,153	$60,891	$123,652
Provision for loan and lease losses	6,165	1,349	7,514	(1,384)	9,484	300	8,400	15,914
Losses charged to the allowance	(7,497)	(2,837)	(10,334)	(12,755)	(23,359)	(426)	(36,540)	(46,874)
Recoveries	—	761	761	—	—	19	19	780

Balance at end of period	$55,155	$5,547	$60,702	$15,573	$11,151	$6,046	$32,770	$93,472

Reported balance of loans (1)	$3,537,904	$46,947	$3,584,851	$666,580	$389,920	$912,420	$1,968,920	$5,553,771

ALLL for loans individually evaluated for impairment	$26,963	$—	$26,963	$9,071	$3,275	$342	$12,688	$39,651

Reported balance of loans individually evaluated for impairment	$792,005	$—	$792,005	$252,166	$154,505	$11,708	$418,379	$1,210,384

ALLL of loans collectively evaluated for impairment	$28,192	$5,547	$33,739	$6,502	$7,876	$5,704	$20,082	$53,821

Reported balance of loans collectively evaluated for impairment	$2,745,899	$46,947	$2,792,846	$414,414	$235,415	$900,712	$1,550,541	$4,343,387

(1)	Excludes reported balance of guaranteed loans and loans on savings deposits.

	Six Month Period Ended June 30, 2010
	Non-FHA/VA	Other	Total	Commercial	Construction	Commercial	Total
(In thousands)	Residential	Consume	Consumer	Real Estate	Land	Industrial	Commercial	Total
Balance at beginning of period	$51,814	$8,338	$60,152	$21,883	$54,458	$4,281	$80,622	$140,774
Provision for loan and lease losses	25,378	3,277	28,655	7,839	20,390	1,654	29,883	58,538
Losses charged to the allowance	(19,212)	(4,555)	(23,767)	(686)	(39,521)	(1,176)	(41,383)	(65,150)
Recoveries	—	513	513	50	122	66	238	751

Balance at end of period	$57,980	$7,573	$65,553	$29,086	$35,449	$4,825	$69,360	$134,913

Reported balance of loans (1)	$3,674,920	$70,119	$3,745,039	$728,608	$382,572	$475,061	$1,586,241	$5,331,280

ALLL for loans individually evaluated for impairment	$9,074	$—	$9,074	$14,303	$29,256	$243	$43,802	$52,876

Reported balance of loans individually evaluated for impairment	$250,028	$—	$250,028	$146,469	$211,972	$244	$358,685	$608,713

ALLL of loans collectively evaluated for impairment	$48,906	$7,573	$56,479	$14,783	$6,193	$4,582	$25,558	$82,037

Reported balance of loans collectively evaluated for impairment	$3,424,892	$70,119	$3,495,011	$582,139	$170,600	$474,817	$1,227,556	$4,722,567

(1)	Excludes reported balance of guaranteed loans and loans on savings deposits.

The following table provides Doral’s recorded investment in impaired loans which reflects partial charge-offs and other amounts which reduce credit risk, the contractual unpaid principal balance (“UPB”), and the related allowance as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011				December 31, 2010
		Recorded	Related			Recorded	Related
(In thousands)	UPB	Investment	Allowance	Reserve %	UPB	Investment	Allowance	Reserve %(1)
With no allowance recorded at the report date:
Residential(2)	$299,817	$277,954	$—	—%	$267,767	$264,785	$—	—%

Total consumer	299,817	277,954	—	—%	267,767	264,785	—	—%

Commercial real estate	165,751	148,754	—	—%	145,099	131,078	—	—%
Commercial and industrial	10,890	10,822	—	—%	5,489	5,435	—	—%
Construction and land	107,945	107,535	—	—%	96,357	85,252	—	—%

Total commercial	284,586	267,111	—	—%	246,945	221,765	—	—%

With allowance recorded at the report date:
Residential(2)	529,184	514,051	26,963	5.25%	537,698	533,223	27,347	5.13%

Total consumer	529,184	514,051	26,963	5.25%	537,698	533,223	27,347	5.13%

Commercial real estate	119,149	103,412	9,071	8.77%	138,827	131,941	22,086	16.74%
Commercial and industrial	1,031	887	342	6.97%	2,069	2,070	1,060	51.21%
Construction and land	47,085	46,970	3,275	38.56%	118,966	105,872	18,200	17.19%

Total commercial	167,265	151,269	12,688	8.39%	259,862	239,883	41,346	17.24%

Total
Residential(2)	829,001	792,005	26,963	3.40%	805,465	798,008	27,347	3.43%

Total consumer	829,001	792,005	26,963	3.40%	805,465	798,008	27,347	3.43%

Commercial real estate	284,900	252,166	9,071	3.60%	283,926	263,019	22,086	8.40%
Commercial and industrial	11,921	11,709	3,275	2.12%	7,558	7,505	1,060	14.12%
Construction and land	155,030	154,505	342	2.92%	215,323	191,124	18,200	9.52%

Total commercial	451,851	418,380	12,688	3.03%	506,807	461,648	41,346	8.96%

Total	$1,280,852	$1,210,385	$39,651	3.28%	$1,312,272	$1,259,656	$68,693	5.45%

(1)	Gross reserve percent represents the amount of the allowance to the recorded investment.

(2)	As of December 31, 2010 includes UPB and recorded investment of $66.0 million and $65.7 million, respectively of TDRs not previously included as impaired loans.

The second quarter ended June 30, 2011 included approximately $30.1 million of charge-offs as a result of adopting the practice of charging-off the portion of the difference between the loan balance before charge-off and the estimated fair value of the property collateralizing the loan prior to receipt of a third party appraisal due to the long delays to receive such appraisals in Doral’s Puerto Rico market. This new practice accelerated charge-offs into the 2011 second quarter, reduced the allowance for loan losses balance, and reduced the loan receivable balance.
The following table provides Doral’s average recorded investment in impaired loans and the related interest income recognized during the time within that period that the loans were impaired for the quarters and six month periods ended June 30, 2011 and 2010.

	Quarters Ended June 30,
	2011		2010
	Average		Average
	Recorded	Interest Income	Recorded	Interest Income
(In thousands)	Investment	Recognized	Investment	Recognized
Consumer
Non-FHA/VA residential	$609,598	$6,015	$536,076	$6,878

Total consumer	609,598	6,015	536,076	6,878

Commercial
Commercial real estate	241,285	1,241	156,604	647
Commercial and industrial	9,264	172	247	5
Construction and land	164,799	763	269,624	347

Total commercial	415,348	2,176	426,475	999

Total	$1,024,946	$8,191	$962,551	$7,877

	Six month period Ended June 30,
	2011		2010
	Average		Average
	Recorded	Interest Income	Recorded	Interest Income
(In thousands)	Investment	Recognized	Investment	Recognized
Consumer
Non-FHA/VA residential	$626,380	$12,029	$485,222	$13,756

Total consumer	626,380	12,029	485,222	13,756

Commercial
Commercial real estate	243,676	2,482	153,247	1,297
Commercial and industrial	9,606	344	250	10
Construction and land	172,351	1,526	270,389	693

Total commercial	425,633	4,352	423,886	2,000

Total	$1,052,013	$16,381	$909,108	$15,756

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

(In thousands)	June 30, 2011	December 31, 2010
Balance at beginning of period	$1,300	$2,840
Repayments	(20)	(96)
Loans of former officers	(29)	(1,444)

Balance at end of period(1)	$1,251	$1,300

(1)	At June 30, 2011 and December 31, 2010, none of the loans outstanding to officers, directors and 5% or more stockholders were delinquent.
At both June 30, 2011 and December 31, 2010, the amount of loans outstanding to officers, directors and 5% or more stockholders secured by mortgages on real estate totalled to $1.2 million.
Since 2000, Doral Financial has conducted business with an entity that provides property inspection services and is co-owned by the spouse of a former Executive Vice President of the Company (employed through the third quarter of 2010). The amount paid by the Company to this entity for the quarter and six month period ended June 30, 2010 totalled to $0.6 million and $1.2 million, respectively. No amounts were paid to this entity during 2011.
For both the quarter and six month periods ended June 30, 2010, the Company assumed approximately $0.5 million, of the professional services expense related to Doral Holdings. Doral Holdings was dissolved on December 15, 2010 and no fees have been paid during 2011.
12. Accounts Receivable and Other Assets
The Company reported accounts receivable of $41.6 million and $28.7 million as of June 30, 2011 and December 31, 2010, respectively. Total accounts receivable included $15.2 million and $12.5 million related to claims of loans foreclosed to FHA and VA as of June 30, 2011 and December 31, 2010, respectively.
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

The changes in servicing assets measured using the fair value method for the quarters and six month periods ended June 30, 2011 and 2010 are shown below:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$116,299	$118,236	$114,342	$118,493
Capitalization of servicing assets	2,546	1,407	4,642	3,184
Sales of servicing asset(1)	—	(162)	—	(192)
Servicing release due to repurchase(2)	(417)	(1,029)	(505)	(1,165)
Change in fair value	(2,643)	(5,447)	(2,694)	(7,315)

Balance at end of period(3)	$115,785	$113,005	$115,785	$113,005

(1)	Amount represents MSRs sales related to $22.5 million and $24.0 million in principal balance of mortgage loans for the quarter and six month period ended 2010.

(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $28.8 million and $74.5 million in principal balance of mortgage loans serviced for others for the quarters ended June 30, 2011 and 2010, and $35.1 million and $84.6 million for the six month periods ended June 30, 2011 and 2010, respectively.

(3)	Outstanding balance of loans serviced for third parties totalled to $8.0 billion and $8.3 billion as of June 30, 2011 and 2010, respectively, which includes $2.5 million and $2.8 million, respectively, of loans being serviced under sub-servicing arrangements.
The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the quarter ended June 30, 2011 was 7.3% compared to 9.3% for the corresponding 2010 period.
Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended June 30, 2011 and 2010, which was 11.3% for both periods.
Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at June 30, 2011 and 2010 was 7.3 years and 6.5 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.
At June 30, 2011 and December 31, 2010, fair values of the Company’s retained interest were based on internal models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward London Interbank Offered Rate (“LIBOR”) rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.
The weighted-averages of the key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2011, were as follows:

		Interest-Only
(Dollars in thousands)	Servicing Assets	Strips
Carrying amount of retained interest	$115,785	$43,750
Weighted-average expected life (in years)	7.3	5.8
Constant prepayment rate (weighted-average annual rate)	7.3%	7.5%
Decrease in fair value due to 10% adverse change	$(3,642)	$(1,013)
Decrease in fair value due to 20% adverse change	$(7,115)	$(1,988)
Residual cash flow discount rate (weighted-average annual rate)	11.3%	13.0%
Decrease in fair value due to 10% adverse change	$(4,833)	$(1,496)
Decrease in fair value due to 20% adverse change	$(9,301)	$(2,890)

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
This methodology resulted in a CPR of 7.5% and 11.1% for the quarters ended June 30, 2011 and 2010, respectively. The change in the CPR between 2011 and 2010 was due mostly to a generalized decrease in market interest rates.
The Company continued to benchmark its internal assumptions for setting its discount rate to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both quarters ended June 30, 2011 and 2010.
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
The activity of interest-only strips is shown below:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$41,618	$43,584	$44,250	$45,723
Amortization	(1,947)	(2,729)	(4,128)	(5,527)
Gain on the IO value	4,079	3,857	3,628	4,516

Balance at end of period	$43,750	$44,712	$43,750	$44,712

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of June 30, 2011, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.
(Dollars in thousands)

Change in Interest Rates	Constant	Weighted-Average	Change in Fair	Percentage
(Basis Points)	Prepayment Rate	Expected Life (Years)	Value of IOs	of Change
200	5.3%	6.8	$(6,154)	(14.1)%
100	6.3%	6.3	(3,445)	(7.9)%
50	6.8%	6.1	(1,726)	(3.9)%
Base	7.5%	5.8	—	—%
-50	8.2%	5.6	1,695	3.9%
-100	8.9%	5.4	2,676	6.1%
-200	10.2%	5.0	4,177	9.5%

14. Sale and Securitization of Mortgage Loans
For the quarter and six month periods ended June 30, 2011, the unpaid principal balance of loan sales and securitizations totaled $132.5 million and $253.3 million, respectively, and $79.3 million and $167.2 million for the comparable 2010 periods while the principal balance of loans for which servicing was released or derecognized due to repurchases totalled $35.1 million and $84.6 million, for the six months ended June 30, 2011 and 2010, respectively.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At June 30, 2011 and December 31, 2010, mortgage servicing advances totalled $54.0 million and $51.5 million, respectively, net of a reserve of $8.8 million and $9.0 million, respectively.
In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 28% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of June 30, 2011, no servicing agreements have been terminated.

15. Servicing Related Matters
At June 30, 2011, escrow funds and custodial accounts included approximately $79.4 million deposited with Doral Bank PR. These funds are included within the cash and due from banks caption in the Company’s accompanying consolidated financial statements. Escrow funds and custodial accounts also included approximately $42.7 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $17.0 million, respectively, as of June 30, 2011.
16. Other Real Estate Owned
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale totalled $101.5 million and $100.3 million as of June 30, 2011 and December 31, 2010, respectively.
The following table provides the balances of other real estate held for sale for the periods indicated:

(In thousands)	June 30, 2011	December 31, 2010
Residential	$53,381	$63,794
Commercial	20,163	17,599
Construction and land	27,955	18,880

Balance at end of period	$101,499	$100,273

The following table presents activity of OREO for the periods indicated:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$103,767	$100,345	$100,273	$94,219
Additions	22,331	37,368	51,703	56,090
Sales	(22,110)	(10,324)	(44,836)	(16,617)
Retirements	(1,882)	(1,735)	(4,266)	(4,124)
Provision for OREO losses	(607)	(22,477)	(1,375)	(26,391)

Balance at end of period	$101,499	$103,177	$101,499	$103,177

17. Deposits
The following table summarizes deposit balances:

(In thousands)	June 30, 2011	December 31, 2010
Brokered certificates of deposit	$2,031,108	$2,359,254
Certificates of deposit	607,701	703,473
Money markets accounts	554,528	475,467
NOW accounts and other transactions accounts	414,061	411,633
Regular savings	409,812	410,418

Total interest-bearing	4,017,210	4,360,245
Non-interest-bearing deposits	285,582	258,230

Total deposits	$4,302,792	$4,618,475

At June 30, 2011 and December 31, 2010, the Company reclassified from deposit accounts to loan balances $0.5 million and $0.6 million, respectively, of overdrafts.

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

(Dollars in thousands)	June 30, 2011	December 31, 2010
Repurchase agreements with maturities ranging from November 2012 to June 2015 (2010- March 2012 to June 2015), at various fixed rates averaging 2.42% and 3.15%, at June 30, 2011 and December 31, 2010, respectively.	342,300	1,026,800

Callable repurchase agreements with maturity date from August 2014 to January 2015, at various fixed rates averaging 2.33% at December 31, 2010 with callable dates between July and August 2012.	—	50,000

Putable repurchase agreement with a maturity of February 17, 2014 at a rate of 2.98% at June 30, 2011 and December 31, 2010, with a callable date of August 2011 (2010 - February 2011).	100,000	100,000

	$442,300	$1,176,800

Maximum repurchase agreements outstanding at any month end during the six month period ended June 30, 2011 were $1.2 billion. The approximate average daily outstanding balance of securities sold under repurchase agreements for the six month period ended June 30, 2011 was $1.0 billion. The weighted-average interest of such agreements, computed on a daily basis was 3.01% for the six month period ended June 30, 2011.
During the second quarter of 2011 the Company substituted $515.0 million of securities sold under agreements to repurchase with advances from FHLB and retired $219.5 million of securities sold under agreements to repurchase upon the sale of investment securities pledged as collateral incurring prepayment charges of $3.1 million.

19. Advances from FHLB
Advances from FHLB consisted of the following:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Non-callable advances with maturities ranging from October 2011 to February 2016 (2010- January 2011 to May 2013) at various fixed rates averaging 3.09% and 3.64%, at June 30, 2011 and December 31, 2010, respectively.	$1,188,849	$747,420

Non-callable advances with maturities ranging from September 2011 to November 2012, tied to 1-month LIBOR adjustable monthly, at a variable rate of 0.21% and 0.28% at June 30, 2011 and December 31, 2010, respectively.	74,000	74,000

Putable structured advances due on March 2012 at a fixed rate of 5.04% at June 30, 2011 and December 31, 2010, respectively, putable at September 2011 (2010- March 2011).	80,000	80,000

	$1,342,849	$901,420

Maximum advances outstanding at any month end during the six month period ended June 30, 2011 were $1.3 billion. The approximate average daily outstanding balance of advances from FHLB for the six month period ended June 30, 2011 was $1.0 billion. The weighted-average interest of such advances, computed on a daily basis was 3.14% for the six month period ended June 30, 2011.
At June 30, 2011, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.
In January 2011, the Company entered into an agreement with the FHLB to exchange $555.4 million of its non-callable term advances, reducing the average contractual interest rate on those advances to 1.7% from 4.1%, and the average effective interest rate from 4.1% to 2.7%, and extending the average maturities to 39 months from 14 months. This transaction resulted in a $22.0 million fee paid to FHLB, which is capitalized and amortized as yield adjustment over the term of the borrowing.
During the second quarter of 2011 the Company increased its FHLB advances, using the proceeds to repay securities sold under agreements to repurchase from the FHLB, reducing contractual interest rates from 4.2% to 1.9%, and the average effective interest rate from 4.1% to 3.7%, and extending average maturity from 2.3 years to 4.0 years. The transaction resulted in a $40.2 million fee which is capitalized and amortized as a yield adjustment. The proceeds from the increase in FHLB advances were used to repay other repurchase agreements, fund new loans, or were retained in cash.
The FHLB advances are subject to early termination fees.

20. Loans Payable
At June 30, 2011 and December 31, 2010, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR averaging 1.76% and 1.74% at June 30, 2011 and December 31, 2010, respectively, collateralized by residential mortgage loans.	$279,724	$287,511

Secured borrowings with local financial institutions, at fixed interest rates averaging 7.39% and 7.40% at June 30, 2011 and December 31, 2010, respectively, collateralized by residential mortgage loans.	14,899	16,524

	$294,623	$304,035

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum loans payable outstanding at any month end during the six month period ended June 30, 2011 were $301.6 million. The approximate average daily outstanding balance of loans payable for the six month period ended June 30, 2011 was $300.1 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.04% for the six month period ended June 30, 2011.
At June 30, 2011 and December 31, 2010, the Company had $119.7 million and $122.0 million, respectively, of loans held for sale and $174.3 million and $180.4 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

21. Notes Payable
Notes payable consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	$29,921	$29,875

$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	98,896	98,801

$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,524	39,492

$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,513	29,499

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2011 to December 2029, paying interest monthly.	37,935	38,445

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2011 to December 2029, paying interest monthly.	7,300	7,400

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	17,510	20,624

$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%), due on July 21, 2020, paying interest quarterly comencing on January 2011.	249,831	249,822

	$510,430	$513,958

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2011, the outstanding principal balance of the bonds was $45.2 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2011 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
On July 8, 2010, the Company, through its subsidiary, Doral Money, entered into a collateralized loan obligation (“CLO”) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I, Ltd. is a variable interest entity created to hold commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral CLO I, Ltd. is consolidated with the Company in these financial statements.
DLAM, LLC is a subsidiary of Doral Money and holds the $200.0 million of subordinated notes issued by Doral CLO I, Ltd. DLAM, LLC is consolidated with the Company in these financial statements.
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

Until December 31, 2010, the maximum statutory corporate income tax rate in Puerto Rico was 39.00%. Under the 1994 Puerto Rico Internal Revenue Code, as amended (“1994 Code”), Corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR or any other Puerto Rico subsidiary subject to tax under the Puerto Rico tax code.
On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A was introduced to the Code to impose a 5.00% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years commenced after December 31, 2008 and before January 1, 2012. This increased the Company’s income tax rate from 39.00% to 40.95% for tax years from 2009 through 2011.
On November 15, 2010, Act 171 was enacted into law (“Act 171”) generally providing, among other things: (1) an income tax credit equal to 7.00% of the “tax liability due” to corporations that paid the Christmas bonus required by local labor laws, and (2) extending to 10 years the carry forward term of net operating losses incurred for years commenced after December 31, 2004 and before December 31, 2012.
On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the 1994 Code largely ineffective, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate in 30.00% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restriction on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or a group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.
The Company is evaluating the impact of the tax reform on its results of operations including the election to be taxed under the 1994 Code. Nevertheless, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed, the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code as of June 30, 2011 would represent an additional deferred tax expense of $8.4 million.
Income Tax Expense
The components of income tax expense are summarized below.

	Quarters Ended		Six month periods ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Current income tax expense — United States	$3,101	$3,615	$5,475	$3,890
Deferred income tax expense (benefit):
Puerto Rico	450	1,008	3,120	2,795
United States	(680)	(136)	(627)	331

Total deferred income tax (benefit) expense	(230)	872	2,493	3,126

Total income tax expense (benefit)	$2,871	$4,487	$7,968	$7,016

The current income tax expense of $3.1 million and $5.5 million for the quarter and six month periods ended June 30, 2011, respectively, was related to taxes on U.S. source income. The deferred tax benefit of $0.2 million and deferred tax expense of $2.5 million for the quarter and six month periods ended June 30, 2011 reflected reductions over the comparable periods in 2010 due to higher taxes recognized in 2010 related to U.S. source income, as well as the impact of tax rate change on the current period valuation allowance, partially offset by realization of operational deferred tax assets. The Puerto Rico deferred income tax expense of $3.1 million for the six months ended June 30, 2011 was related to the net effect on the Company’s deferred tax assets of (i) Puerto Rico tax legislation approved in January 2011 lowering the effective tax rate, resulting in a deferred tax expense of $18.8 million, (ii) the increased earnings expectation for profitable Puerto Rico entities which resulted in a deferred tax benefit of $17.4 million, and (iii) net amortization of deferred taxes of $1.7 million.
Deferred Tax Components
The Company’s DTA consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company.
The Company has entered into several agreements with the Puerto Rico Treasury Department related to the intercompany transfers of IOs (The “IO Tax Asset” or “IO”) and its tax treatment thereon. Under the agreements, the Company established the tax basis of all the IO transfers, clarified that for Puerto Rico income tax purpose, the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years, and established that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary. During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that granted the Company a two year moratorium of the amortization of the IO Tax Asset. This agreement resulted in a benefit of $11.2 million for the third quarter of 2009 and was effective for the taxable year beginning January 1, 2009. The realization of the deferred tax asset related to the differential in the tax basis of IOs sold is dependent upon the existence of, or generation of, taxable income during the remaining 12 year period (15 year original amortization period, 17 year original amortization period including the two year moratorium) in which the amortization of the IO Tax Asset is available. The IOs expire in 2022. Any IO amortization in excess of all legal entities’ taxable income would become a NOL subject to the 7 or 10 year carry-over period. Upon a business combination, which is not structured as a purchase of assets, the IOs should survive and be available to be used by the group’s legal entities.
NOLs generated between 2005 and 2011 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of June 30, 2011, expire beginning in 2016 until 2021 for Puerto Rico entities and 2025 through 2029 for United States entities filing in New York. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.
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
As of June 30, 2011, the Company had two Puerto Rico entities which had incurred several consecutive years of losses. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. Accordingly, as of June 30, 2011 and December 31, 2010, the Company determined that it was more likely than not that $441.2 million and $462.7 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount.

As of June 30, 2011 and December 31, 2010, the Company’s deferred tax assets were as follows:

(In thousands)	June 30, 2011	December 31, 2010
Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$207,797	$237,912
Net operating loss carry-forwards	226,509	193,322
Allowance for loan and lease losses	36,868	48,635
Capital loss carry-forward	18,227	26,783
Reserve for losses on OREO	13,367	17,340
Other	42,378	44,445

Gross deferred tax asset	545,146	568,437
Valuation allowance	(441,188)	(462,725)

Net deferred tax asset	$103,958	$105,712

As of June 30, 2011 and December 31, 2010, the deferred tax asset valuation allowance off-set the following deferred tax assets:

(In thousands)	June 30, 2011	December 31, 2010
Differential in tax basis of IOs sold	$115,494	$143,550
Net operating loss carry-forwards	220,376	186,447
Allowance for loan and lease losses	34,161	45,950
Capital loss carry-forward	18,224	26,779
Reserve for losses on OREO	13,321	17,294
Other	39,612	42,705

Total valuation allowance	$441,188	$462,725

The valuation allowance also includes $0.8 million and $1.3 million related to deferred taxes on unrealized losses on cash flow hedges as of June 30, 2011 and December 31, 2010, respectively.
Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of June 30, 2011 and December 31, 2010 because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value.

As of June 30, 2011 and December 31, 2010, the deferred tax asset by legal entity was as follows:

	As of June 30, 2011
	Doral		Doral	Doral
	Financial	Doral	Mortgage	Insurance	Doral	Doral
(In thousands)	Corporation	Bank PR	LLC	Agency	Money	Bank FSB	Total
Differential in tax basis of IOs sold	$207,797	$—	$—	$—	$—	$—	$207,797
Net operating loss carry-forwards	48,544	171,832	5,030	—	—	1,103	226,509
Allowance for loan and lease losses	4,178	29,983	—	—	2,194	513	36,868
Capital loss carry-forward	849	17,375	—	—	—	3	18,227
Reserve for losses on OREO	3,278	10,043	—	—	—	46	13,367
Unrealized gains on investment securities available for sale	474	—	—	—	—	—	474
Other	15,109	25,352	172	2,905	221	278	44,037

Deferred tax assets	280,229	254,585	5,202	2,905	2,415	1,943	547,279
Unrealized gains on investment securities available for sale	—	(1,095)	—	—	—	—	(1,095)
Other	(549)	(324)	(120)	—	(45)	—	(1,038)

Deferred tax liabilities	(549)	(1,419)	(120)	—	(45)	—	(2,133)
Valuation allowance	(186,927)	(254,261)	—	—	—	—	(441,188)

Net deferred tax asset (liability)	$92,753	$(1,095)	$5,082	$2,905	$2,370	$1,943	$103,958

	As of December 31, 2010
	Doral		Doral	Doral
	Financial	Doral	Mortgage	Insurance	Doral	Doral
(In thousands)	Corporation	Bank PR	LLC	Agency	Money	Bank FSB	Total
Differential in tax basis of IOs sold	$237,912	$—	$—	$—	$—	$—	$237,912
Net operating loss carry-forwards	46,634	139,813	5,963	83	—	829	193,322
Allowance for loan and lease losses	3,554	42,396	—	—	2,098	587	48,635
Capital loss carry-forward	6,776	20,003	—	—	—	4	26,783
Reserve for losses on OREO	4,903	12,391	—	—	—	46	17,340
Other	14,887	29,403	178	2,935	14	100	47,517

Deferred tax assets	314,666	244,006	6,141	3,018	2,112	1,566	571,509
Unrealized gains on investment securities available for sale	—	(1,889)	—	—	—	—	(1,889)
Other	(700)	(299)	(135)	—	(49)	—	(1,183)

Deferred tax liabilities	(700)	(2,188)	(135)	—	(49)	—	(3,072)
Valuation allowance	(219,017)	(243,708)	—	—	—	—	(462,725)

Net deferred tax asset (liability)	$94,949	$(1,890)	$6,006	$3,018	$2,063	$1,566	$105,712

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the tax rate in effect under the 1994 Code, 39.00% or 40.95% as applicable. As of June 30, 2011, DTAs totalling $457.7 million were at the higher rates with a valuation allowance of $422.3 million. DTAs of $62.4 million were at the 30.00% tax rate while DTAs of $25.1 million with a valuation allowance of $18.9 million, were at other tax rates (and would not be impacted by the change in the tax code). If the Company elects to adopt the 2011 Code, DTAs would be $439.4 million with a valuation allowance of $343.7 million for a net DTA of $95.7 million.
For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At June 30, 2011, the net deferred tax asset associated with these two companies was $8.0 million, compared to $9.0 million at December 31, 2010. In addition, approximately, $92.3 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

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
Accounting for Uncertainty in Income Taxes
As of June 30, 2011, the Company did not have unrecognized tax benefits and had accrued interest of $0.8 million on previously unrecognized tax benefits. The Company classifies all interest related to tax uncertainties as income tax expense.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. During the third quarter of 2010, the Company settled its uncertain tax positions. As of June 30, 2011, the following years remain subject to examination: U.S. Federal jurisdictions — 2004 through 2008 and Puerto Rico — 2005 through 2008.
During the six months ended June 30, 2011, the Company did not identify any additional uncertain tax position.
23. Guarantees
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the six month period ended June 30, 2011, repurchases totalled $4.2 million, compared to $50,000 for the corresponding 2010 period. These repurchases were at fair value and no significant losses were incurred.
In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans was $125.1 million and $139.6 million, respectively.
In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90 — 120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June

30, 2011 and December 31, 2010, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.7 billion and $0.8 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter and six month period ended June 30, 2011, the Company repurchased at fair value $1.4 million and $5.8 million, respectively, pursuant to recourse provisions, compared to $6.7 million and $14.0 million, respectively, for the corresponding periods of 2010.
Doral Financial’s reserve for its exposure to recourse amounted to $10.1 million and $10.3 million as of June 30, 2011 and December 31, 2010, respectively and the reserve for other credit-enhanced transactions explained above amounted to $8.8 million and $9.0 million as of June 30, 2011 and December 31, 2010, respectively.
The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Quarter Ended	Six Month Period Ended
(In thousands)	June 30, 2011	June 30, 2011
Balance at beginning of period	$9,877	$10,264
Net charge-offs / termination	(100)	(728)
Provision for recourse liability	352	593

Balance at end of period	$10,129	$10,129

24. Financial Instruments with Off-Balance Sheet Risk
The following tables summarize Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

(In thousands)	June 30, 2011	December 31, 2010
Commitments to extend credit	$146,982	$139,791
Commitments to sell loans	98,123	64,751
Commercial and Performance standby letter of credit	2,664	25

Total	$247,769	$204,567

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
25. Commitments and Contingencies
Total minimum rental and operating commitments for leases in effect at June 30, 2011, were as follow:

(In thousands)
2012	$6,225
2013	6,191
2014	5,408
2015	5,183
2016	5,049
2017 and thereafter	22,860

$50,916

Rent expense for the quarter and six month period ended June 30, 2011 totalled approximately $2.2 million and $4.3 million, respectively, compared to $1.7 million and $3.4 million, respectively for the corresponding 2010 periods.
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
The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the six month period ended June 30, 2011.
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
On March 22, 2011, five directors were each granted 25,000 shares of restricted stock. The restricted stock will vest in installments as follows: (i) 50% of the shares shall vest 12 calendar months after the grant date, and (ii) an additional 50% of the shares will vest 24 calendar months after the grant date. In April 2011, five officers were granted a total of 1,192,728 shares of restricted stock with similar conditions as those granted in June 2010.
Stock-based compensation recognized was as follows:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Stock-based compensation recognized, net	$1,043	$56	$1,703	$73

Unrecognized at end of period:
Stock options	$95	$214	$95	$214

Restricted stock	$6,581	$8,182	$6,581	$8,182

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.50
Expected volatility	39.00%
Expected dividend yield	—%
Risk-free interest rate	3.49%
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
Doral Financial’s nonvested restricted stock activity for the quarter and six months ended June 30, 2011 is as follows:

		Weighted-Average
		Grant Date Fair
Nonvested Restricted Shares	Shares	Value
Nonvested at December 31, 2010	3,000,000	$2.74
Granted	125,000	1.17

Nonvested at March 31, 2011	3,125,000	2.68
Granted	1,192,728	1.11
Vested	(1,000,000)	(2.74)

Nonvested at June 30, 2011	3,317,728	$2.10

As of June 30, 2011, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $6.7 million related to stock options and restricted stock granted. That cost is expected to be recognized over a period of 4 years for the stock options and 3 years for the restricted stock. As of June 30, 2011, the total fair value of stock options and restricted stock was $10.3 million.

27. Earnings (Losses) Per Share Data
The reconciliation of the numerator and denominator of the earnings (losses) per share follows:

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net Income (Loss):
Net income (loss)	$4,477	$(233,311)	$7,800	$(236,814)
Non-convertible preferred stock dividend	—	—	—	—
Convertible preferred stock dividend	(2,415)	(2,415)	(4,830)	(4,279)
Effect of conversion of preferred stock (1)	—	—	—	26,585

Net income (loss) attributable to common shareholders	$2,062	$(235,726)	$2,970	$(214,508)

Weighted-Average Number of Common Shares Outstanding (2)	127,293,756	67,285,568	127,293,756	64,920,036

Net Income (loss) per Common Share (3)	$0.02	$(3.50)	$0.02	$(3.30)

(1)	The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued amounted to $31.6 million for the six month period ended June 30, 2010, and was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million for the six month periods ended June 30, 2010 and was charged to retained earnings. As a result, both transactions impacted the net income (loss) attributable to common shareholders.

(2)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings (losses) per share since their inclusion would have an antidilutive effect in earnings per share. As of June 30, 2011, there were granted 60,000 stock options and 4,323,728 shares of restricted stock.

(3)	For the quarters and six month periods ended June 30, 2011 and 2010, net income (loss) per common share represents both the basic and diluted earnings (losses) per common share, respectively, for each of the periods presented.
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
For the quarters ended June 30, 2011 and 2010, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

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
As it takes a period of time for commercial loan appraisals to be completed once they are requested, Doral must at times estimate its allowance for loan and lease losses for an impaired loan using a dated, or stale, appraisal. As Puerto Rico has experienced some decrease in property values during its extended recession, the reported values of the stale appraisals must be adjusted to recognize the “fade” in market value. In estimating its allowance for loan and lease losses on collateral dependent loans using outdated appraisals, Doral uses the original appraisal as adjusted for the estimated fade in property value less selling costs to estimate the current fair value of the collateral. That current adjusted estimated fair value is then compared to the reported investment, and if the adjusted fair value is less than reported investment, that amount is included in the allowance for loan and lease loss estimate.
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
Once third party appraisals are obtained, the previously estimated property values are updated with the actual values reflected in the appraisals and any additional loss incurred is recognized in the period when the appraisal is received. The internally developed collateral price index is also updated and any changes resulting from the update in the index are also recognized in the period.
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
Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of June 30, 2011.
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

	June 30, 2011				December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$830	$—	$—	$830	$766	$—	$—	$766
IOs	43,750	—	—	43,750	44,250	—	—	44,250
Derivatives	9	—	9	—	13	—	13	—

Total Securities Held for Trading	44,589	—	9	44,580	45,029	—	13	45,016

Securities Available for Sale
Agency MBS	446,956	—	445,288	1,668	1,142,973	—	1,141,281	1,692
CMO Government Sponsored Agencies	109,630	—	102,347	7,283	312,831	—	305,442	7,389
Non-Agency CMOs	7,960	—	—	7,960	7,192	—	—	7,192
Obligations U.S. Government Sponsored Agencies	94,982	—	94,982	—	34,992	—	34,992	—
Other	11,923	—	—	11,923	7,077	—	—	7,077

Total Securities Available for Sale	671,451	—	642,617	28,834	1,505,065	—	1,481,715	23,350
Servicing Assets	115,785	—	—	115,785	114,342	—	—	114,342

	$831,825	$—	$642,626	$189,199	$1,664,436	$—	$1,481,728	$182,708

Liabilities:
Derivatives (1)	$3,435	$—	$3,435	$—	$5,418	$—	$5,418	$—

(1)	Forward contracts and interest rate swaps included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

The changes in Level 3 of assets and liabilities for the quarters and six month periods ended June 30, 2011 and June 30, 2010, measured at fair value on a recurring basis are summarized as follows:

	For the quarter ended June 30, 2011
			Capitalization		Principal
		Change in fair	of servicing	Net gains	repayments
		value	assets	included in	and
	Balance,	included in	included in	other	amortization
	beginning of	the Statement	the Statement	comprehensive	of premium		Balance, end
(In thousands)	quarter	of Operations	of Operations	income	and discount (4)	Purchases	of quarter
Securities held for trading
MBS	$805	$25	$—	$—	$—	$—	$830
IOs (1)	41,618	2,132	—	—	—	—	43,750

Total securities held for trading	42,423	2,157	—	—	—	—	44,580

Securities available for sale (2)
Agency MBS	1,682	—	—	12	(26)	—	1,668
CMO Government Sponsored Agencies	7,336	—	—	10	(63)	—	7,283
Non-Agency CMOs	7,753	(86)	—	216	77	—	7,960
Other	11,876	—	—	187	(140)	—	11,923

Total securities available for sale	28,647	(86)	—	425	(152)	—	28,834

Servicing Assets (3)	116,299	(3,059)	2,545	—	—	—	115,785

Balance at end of period	$187,369	$(988)	$2,545	$425	$(152)	$—	$189,199

	For the quarter ended June 30, 2010
			Capitalization		Principal
		Change in fair	of servicing	Net gains (losses)	repayments
		value	assets	included in	and
	Balance,	included in	included in	other	amortization
	beginning of	the Statement	the Statement	comprehensive	of premium		Balance, end
(In thousands)	quarter	of Operations	of Operations	income	and discount (4)	Purchases	of quarter
Securities held for trading
MBS	$796	$36	$—	$—	$—	$—	$832
IOs (1)	43,584	1,128	—	—	—	—	44,712

Total securities held for trading	44,380	1,164	—	—	—	—	45,544

Securities available for sale (2)
Agency MBS	1,738	—	—	25	—	—	1,763
CMO Government Sponsored Agencies	8,194	—	—	(349)	(65)	—	7,780
Non-Agency CMOs	261,129	—	—	129,634	(383,268)	—	7,495
Other	1,860	—	—	(45)	—	—	1,815

Total securities available for sale	272,921	—	—	129,265	(383,333)	—	18,853

Servicing Assets (3)	118,236	(6,475)	1,406	—	—	(162)	113,005

Balance at end of period	$435,537	$(5,311)	$1,406	$129,265	$(383,333)	$(162)	$177,402

(1)	Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the quarter ended June 30, 2011, the IO had a gain of $4.1 million for change in fair value and an amortization of $2.0 million. For the quarter ended June 30, 2010, the IO had a gain of $3.8 million for change in fair value and an amortization of $2.7 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities.

(3)	Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.

(4)	Amortization of premium and discount of $108,000 and $489,000 for the quarters ended June 30, 2011 and 2010, respectively is recognized within interest income from MBS in the consolidated financial statements.

	For the six month period ended June 30, 2011
		Change in fair	Capitalization of	Net gains	Principal
		value included	servicing assets	included in	repayments and
	Balance,	in the	included in the	other	amortization of
	beginning of	Statement of	Statement of	comprehensive	premium and		Balance, end
	year	Operations	Operations	income	discount (4)	Purchases	of year
Securities available for trading MBS	$766	$64	$—	$—	$—	$—	$830
IOs(1)	44,250	(500)	—	—	—	—	43,750

Total securities held for trading	45,016	(436)	—	—	—	—	44,580

Securities available for sale (2) Agency MBS	1,692	—	—	26	(50)	—	1,668
CMO Government Sponsored Agencies	7,389	—	—	28	(134)	—	7,283
Non-Agency CMOs	7,192	(86)	—	724	130	—	7,960
Other	7,077	—	—	204	(360)	5,002	11,923

Total securities available for sale	23,350	(86)	—	982	(414)	5,002	28,834

Servicing Assets (3)	114,342	(3,199)	4,642	—	—	—	115,785

Balance at end of period	$182,708	$(3,721)	$4,642	$982	$(414)	$5,002	$189,199

	For the six month period ended June 30, 2010
		Change in fair	Capitalization of	Net gains	Principal
		value included	servicing assets	included in	repayments and
	Balance,	in the	included in the	other	amortization of
	beginning of	Statement of	Statement of	comprehensive	premium and		Balance, end
	year	Operations	Operations	income	discount (4)	Purchases	of year
Securities available for trading MBS	$893	$(61)	$—	$—	$—	$—	$832
IOs (1)	45,723	(1,011)	—	—	—	—	44,712

Total securities held for trading	46,616	(1,072)	—	—	—	—	45,544

Securities available for sale (2) Agency MBS	1,830	—	—	32	(99)	—	1,763
CMO Government Sponsored Agencies	7,701	—	—	230	(151)	—	7,780
Non-Agency CMOs	270,600	(13,259)	—	143,507	(393,353)	—	7,495
Other	1,650	—	—	165	—	—	1,815

Total securities available for sale	281,781	(13,259)	—	143,934	(393,603)	—	18,853

Servicing Assets (3)	118,493	(8,478)	3,183	—	—	(193)	113,005

Balance at end of period	$446,890	$(22,809)	$3,183	$143,934	$(393,603)	$(193)	$177,402

(1)	Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the period ended June 30, 2011, the IO had a gain of $3.6 million for change in fair value and an amortization of $4.1 million. For the period ended June 30, 2010, the IO had a gain of $4.5 million for change in fair value and an amortization of $5.5 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities.

(3)	Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.

(4)	Amortization of premium and discount of $172,000 and $0.1 million for the periods ended June 30, 2011 and 2010, respectively is recognized within interest income from MBS in the consolidated financial statements.

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis during the six month period ended June 30, 2011, that were still held on the balance sheet at June 30, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3
June 30, 2011
Loans receivable (1)	$158,590	$158,590
Real estate held for sale (2)	$37,507	$37,507

Total	196,097	196,097

December 31, 2010
Loans receivable (1)	$266,093	$266,093
Real estate held for sale (2)	70,335	70,335
Other assets (3)	2,275	2,275

Total	$338,703	$338,703

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

(3)	Represents the carrying value of CB, LLC assets for which adjustments are based on the appraised value of land and the remaining housing units.
The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

		Loss for the quarters ended		Loss for the six month periods
	Location of Loss Recognized in the	June 30,		ended June 30,
(In thousands)	Statement of Operations	2011	2010	2011	2010
Loans receivable	Provision for loan and lease losses	$8,411	$4,284	$5,789	$20,335
Real estate held for sale	Other expenses	$1,945	$27,980	$6,493	$32,429

Disclosures about Fair Value of Financial Instruments
The following table discloses the carrying amounts of financial instruments and their estimated fair values as of June 30, 2011 and December 31, 2010. The amounts in the disclosure have not been updated since quarter end, therefore, the valuations may have changed significantly since that point in time. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	June 30, 2011		December 31, 2010
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$562,397	$562,397	$355,819	$355,819
Other interest-earning assets	43,967	43,967	156,607	156,607
Securities held for trading (1)	44,589	44,589	45,029	45,029
Securities available for sale	671,451	671,451	1,505,065	1,505,065
Loans held for sale (2)	301,934	308,715	319,269	325,655
Loans receivable	5,595,126	5,357,922	5,464,919	5,179,879
Servicing assets	115,785	115,785	114,342	114,342

Financial liabilities:
Deposits	$4,302,792	$4,361,116	$4,618,475	$4,685,730
Securities sold under agreements to repurchase	442,300	458,706	1,176,800	1,218,280
Advances from FHLB	1,342,849	1,421,846	901,420	923,266
Loans payable	294,623	294,623	304,035	304,035
Notes payable	510,430	481,915	513,958	482,441
Derivatives (3)	3,435	3,435	5,418	5,418

(1)	Includes derivatives of $9,000 and $13,000 for June 30, 2011 and December 31, 2010, respectively.

(2)	Includes $148.1 million and $153.4 million for June 30, 2011 and December 31, 2010, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(3)	Includes $53,000 and $0.7 million of derivatives held for trading purposes and $3.4 million and $4.7 million of derivatives held for purposes other than trading, for June 30, 2011 and December 31, 2010, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

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
As of June 30, 2011 and December 31, 2010, the Company had the following derivative financial instruments outstanding:

	June 30, 2011			December 31, 2010
	Notional	Fair Value		Notional	Fair Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$74,000	$—	$(3,382)	$74,000	$—	$(4,677)
Other Derivatives (non hedges):
Interest rate caps	210,000	1	—	210,000	13	—
Forward contracts	55,000	8	(53)	100,000	—	(741)

Total	$339,000	$9	$(3,435)	$384,000	$13	$(5,418)

Cash Flow Hedges
As of both June 30, 2011 and December 31, 2010, the Company had $74.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between September 2011 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarter and six month periods ended June 30, 2011 and 2010, the Company did not realized ineffectiveness for the interest rate swaps designated as cash flow hedges. As of June 30, 2011 and 2010, accumulated other comprehensive income included unrealized losses on cash flow hedges of $2.0 million and $4.5 million, respectively, of which the Company expects to reclassify approximately $2.5 million and $3.9 million, respectively, against earnings during the next twelve months.
Doral Financial’s interest rate swaps had weighted average receive rates of 0.21% and 0.29% and weighted average pay rates of 4.60% at June 30, 2011 and December 31, 2010, respectively.

The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended June 30, 2011 and 2010.

	Location of Loss				Loss Reclassified
	Reclassified from			Accumulated	from Accumulated
	Accumulated Other			Other	Other
	Comprehensive	Notional		Comprehensive	Comprehensive
(In thousands)	Income to Income	Amount	Fair Value	Income	Income to Income
Cash flow Hedges June 30, 2011
Interest rate swaps	Interest expense — Advances from FHLB	$74,000	$(3,382)	$554	$(825)

June 30, 2010
Interest rate swaps	Interest expense — Advances from FHLB	$305,000	$(7,511)	$1,594	$(2,522)

The table below presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the six month periods ended June 30, 2011 and 2010.

Location of Loss
	Reclassified from				Loss Reclassified
	Accumulated Other			Accumulated	from Accumulated
	Comprehensive			Other	Other
	Income to			Comprehensive	Comprehensive
(In thousands)	Income	Notional Amount	Fair Value	Income	Income to Income
Cash flow Hedges June 30, 2011
Interest rate swaps	Interest expense — Advances from FHLB	$74,000	$(3,382)	$1,287	$(1,589)

June 30, 2010
Interest rate swaps	Interest expense — Advances from FHLB	$305,000	$(7,511)	$3,152	$(3,673)

Trading and Non-Hedging Activities
The following table summarizes the total derivatives positions at June 30, 2011 and 2010, respectively, and their different designations. Also, includes net gains (losses) on derivative positions for the periods indicated.

		June 30, 2011
	Location of Gain (Loss)
	Recognized in the				Net Loss for the
	Consolidated Statement of	Notional		Net Loss for the	Six Month
(In thousands)	Operations	Amount	Fair Value	Quarter	Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading activities	$210,000	$1	$(2)	$(12)

Forward contracts	Net gain (loss) on trading activities	55,000	(45)	(704)	(1,331)

		$265,000	$(44)	$(706)	$(1,343)

		June 30, 2010
	Location of Gain (Loss)				Net (Loss) Gain
	Recognized in the Consolidated	Notional		Net (Loss) Gain	for the Six
(In thousands)	Statement of Operations	Amount	Fair Value	for the Quarter	Month Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading activities	$270,000	$53	$(162)	$(723)
Forward contracts	Net gain (loss) on trading activities	135,000	2,781	3,407	4,298

		$405,000	$2,834	$3,245	$3,575

Doral Financial held $265.0 million and $310.0 million in notional value of derivatives not designated as hedges at June 30, 2011 and December 31, 2010, respectively.
The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of June 30, 2011 and December 31, 2010, the Company had outstanding interest rate caps with a notional amount of $210.0 million, respectively.
The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSR. The notional amount of the forward contract used to create an economic hedge on its MSR as of June 30, 2011 and 2010 was $25.0 million and $100.0 million, respectively. As of June 30, 2011 and 2010, the Company had forwards hedging its warehousing line with a notional amount of $30.0 million and $35.0 million, respectively. As of December 31, 2010, the Company had a notional amount of $50.0 million of forward contracts used to create an economic hedge on its MSR and a notional amount of $50.0 million of forwards hedging its warehousing line. For the quarter and six month periods ended June 30, 2011, the Company recorded losses of $0.7 million and $1.3 million, respectively, on forward contracts which included gains of $0.6 million and $59,000, respectively, related to the economic hedge on the MSR. For the quarter and six month periods ended June 30, 2010, the Company recorded gains of $3.4 million and $4.3 million, respectively, on forward contracts which included gains of $4.7 million and $6.5 million, respectively, related to the economic hedge on the MSR.
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

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at June 30, 2011 and December 31, 2010 was not considered material.
30. Variable Interest Entities
In June 2009, the FASB revised authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that by design possesses the following characteristics:
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
Servicing Assets: In the ordinary course of business, the Company transfers financial assets (whole loan sales/securitizations) in which it has retained the right to service the assets. The servicing portfolio was considered a potential source of variable interest and was analyzed to determine if any VIEs required consolidation. The servicing portfolio was grouped into three segments: government sponsored entities (“GSEs”), governmental agencies and private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by this guidance. The Company determined that its involvement with these entities is in the ordinary course of business and the criteria established to consider the servicing activities as those of a service provider (fiduciary in nature) and not a decision maker, were met.
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

Special Purpose Entities (SPE): The Company is involved with two special purpose entities. These special purpose entities are deemed to be VIEs.
•	The Company sold an asset portfolio to a third party on July 29, 2010, consisting of performing and non-performing late-stage residential construction and development loans and other real estate assets, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which has a 10-year maturity and a fixed interest rate of 8% per annum and permits interest capitalization for the first 18 months. This financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets. As of June 30, 2011, the carrying amount of the note receivable was $96.9 million and is classified in loans receivable in the Consolidated Statement of Financial Condition.
Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10- year maturity and a fixed interest rate of 8% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties. As of June 30, 2011, the carrying amount of the line of credit is $3.4 million and is classified as loan receivable in the Consolidated Statement of Financial Condition.
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
The primary beneficiary of a VIE is an enterprise that has a controlling financial interest in the VIE which exists when an enterprise has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The rights provided to the Company as creditor are protective in nature. As the Company does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property, the Company does not have power over the activities that most significantly impact the economic performance of the acquirer. The Company’s maximum exposure to loss from the variable interest entity is limited to the interest and principal outstanding on the note receivable and the line of credit. Therefore, the Company is not the primary beneficiary of the VIE.
The transfer of the portfolio, consisting of contruction loans and other real estate assets, was accounted for as a sale. The note receivable was recognized at its initial fair value of $96.9 million. The initial fair value measurement of the note receivable was determined using discount rate adjustment techniques with significant unobservable (Level 3) inputs. Management based its fair value estimate using cash flows forecasted considering the initial and future loan advances, when the various construction project units would be complete, current absorption rates of new housing in Puerto Rico, and a market interest rate that reflects the estimated credit risk of the acquirer and the nature of the loan collateral. Doral considered the loans to be construction loans for the purposed of determining a market rate.
•	During the third quarter of 2010, the Company, through one of its subsidiaries, Doral Money, entered into a Collateralized Loan Obligation (CLO) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral CLO I, Ltd. is consolidated with the Company in these financial statements.
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

The classifications of assets and liabilities on the Company’s Statement of Financial Condition associated with our consolidated VIE follows:

(In thousands)	June 30, 2011	December 31, 2010
Carrying amount
Cash and other interest-earning assets	$13,267	$51,828
Loans receivable	438,898	401,723
Allowance for loan and lease losses	(1,669)	(2,388)
Other assets	9,156	9,795

Total assets	459,652	460,958

Notes payable (third party liability)	249,831	249,822
Other liabilities	1,721	2,934

Total liabilities	251,552	252,756

Net assets	$208,100	$208,202

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

(In thousands)	June 30, 2011	December 31, 2010
Carrying amount
Servicing assets	$14,849	$15,201
Available for sale securities:
Non-agency CMO	11,153	11,108
Loans receivable:
Construction and land (3)(4)	359,063	412,352
Maximum exposure to loss (1)
Servicing assets	$14,849	$15,201
Available for sale securities:
Non-agency CMO (2)	11,153	11,108
Loans receivable:
Construction and land (3)(4)	359,063	412,352

(1)	Maximum exposure to loss is a required disclosure under GAAP and represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

(2)	Refers to book value of residual interest from two private placements (Refer to Investment Securities disclosure above). These transactions are structured without recourse, so as servicers our exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the SPE’s assets.

(3)	Does not include construction spot loans and construction development loans to non-developers.

(4)	Net of ALLL of $11.2 million and $25.0 million as of June 30, 2011 and December 31, 2010, respectively.
31. Segment Information
The Company’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.
Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Executive Officer, to the senior management team and, to a lesser extent, the Board of Directors, management also considered the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
During 2011, the Company reorganized its reportable segments consistent with its return to profitability plan. The strategic plan has the objectives of establishing a focused approach for a turnaround and returning to profitability, and of managing its liquidating portfolios. The Company now operates in the following four reportable segments:

•	Puerto Rico — This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a branch network in Puerto Rico of 34 branches offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.
•	United States — This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States through its federal savings bank subsidiary with branches in New York and Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market and is the primary source of growth in the Company’s loan portfolio.
•	Liquidating Operations — This segment manages the Company’s liquidating portfolios comprised primarily of construction and land portfolios (loans and repossessed assets) with the purpose of maximizing the Company’s returns on these assets. There is no expected growth in the portfolios within this segment except as part of a workout function.
•	Treasury — The Company’s Treasury function handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.
The accounting policies followed by the segments are generally the same as those described in the Summary of Significant Accounting Policies described in the Company’s Notes to the Consolidated Financial Statements included in 2010 Annual Report on Form 10-K except for intersegment allocations. Intersegment entries are made to account for intersegment loans in which segments with excess liquidity lend cash to segments with a shortage of liquidity. The extent of the intersegment loans is calculated based on the net assets less allocated equity of each segment. Intersegment interest income and expense is calculated based on portfolio specifics and market terms. The Company also allocates administrative expenses (included in the “Corporate” column in the table below) proportionally to the four reportable segments based on their individual total assets after intersegment loans. Income tax expense has not been deducted in the determination of segment profits.
The following table presents financial information of the four reportable segments as of June 30, 2011 and for the quarter and six month period ended June 30, 2011 with the new reportable segment structure. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, we have presented below segment information as of and for the quarter ended June 30, 2011 with the new reportable segment structure as well as comparative segment information as of and for the quarters and six month periods ended June 30, 2011 and 2010 using the old reportable segment structure.
Prior to 2011, the Company operated in three reportable segments: mortgage banking activities, banking (including thrift operations) and insurance agency activities. The Company’s segment reporting was organized by legal entity and aggregated by line of business. Legal entities that did not meet the threshold for separate disclosure were aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targeted different customers and required different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area and since the third quarter of 2010 in Florida.

	Quarter ended June 30, 2011
				Liquidating
(In thousands)	Puerto Rico	United States	Treasury	Operations	Corporate	Intersegment (1)		Total
Net interest income (loss) from external customers	$43,589	$11,713	$(14,186)	$4,339	$—	$		$45,455
Intersegment net interest (loss) income	(12,613)	(1,346)	18,398	(2,087)	(2,352)		—	—
Total net interest income (loss)	30,976	10,367	4,212	2,252	(2,352)		—	45,455
Provision for loan and lease losses	6,502	358	—	6,463	—		—	13,323
Non-interest income (loss)	23,040	934	14,864	—	(41)		—	38,797
Depreciation and amortization	1,522	261	—	1	1,679		—	3,463
Non-interest expense	30,288	5,123	4,515	5,490	14,702		—	60,118
Net income (loss) before income taxes and corporate allocations	15,704	5,559	14,561	(9,702)	(18,774)		—	7,348
Allocation of corporate	14,197	3,398	—	1,179	(18,774)		—	—
Net income (loss) before income taxes	1,507	2,161	14,561	(10,881)	—		—	7,348
Identifiable assets	6,253,327	1,295,428	3,262,710	611,010	224,326		(3,631,105)	8,015,696

	Six Month Period ended June 30, 2011
				Liquidating
(In thousands)	Puerto Rico	United States	Treasury	Operations	Corporate	Intersegment (1)	Total
Net interest income (loss) from external customers	$88,549	$23,549	$(30,980)	$7,507	$—	$—	$88,625
Intersegment net interest (loss) income	(28,353)	(2,294)	39,216	(4,180)	(4,389)	—	—
Total net interest income (loss)	60,196	$21,255	$8,236	$3,327	$(4,389)	$—	88,625
Provision (recovery) for loan and lease losses	6,044	(38)	—	9,908	—	—	15,914
Non-interest income (loss)	46,554	2,867	18,044	(2)	(41)	—	67,422
Depreciation and amortization	3,097	424	—	2	3,143	—	6,666
Non-interest expense	58,156	11,464	9,119	11,387	27,573	—	117,699
Net income (loss) before income taxes and corporate allocations	39,453	12,272	17,161	(17,972)	(35,146)	—	15,768
Allocation of corporate	26,895	6,002	35	2,214	(35,146)	—	—
Net income (loss) before income taxes	12,558	6,270	17,126	(20,186)	—	—	15,768
Identifiable assets	6,253,327	1,295,428	3,262,710	611,010	224,326	(3,631,105)	8,015,696

	Quarter Ended June 30, 2011

	Mortgage		Insurance	Intersegment
(In thousands)	Banking	Banking	Agency	Eliminations (1)	Totals
Net interest income	$1,040	$43,237	$—	$1,178	$45,455
Provision for loan and lease losses	4,036	9,287	—	—	13,323
Non-interest income	9,677	30,038	2,438	(3,356)	38,797
(Loss) Income before income taxes	(2,355)	7,647	1,830	226	7,348
Net (loss) income	(2,034)	5,176	1,059	275	4,476
Identifiable assets	1,723,272	7,344,397	12,175	(1,064,149)	8,015,696

	Quarter Ended June 30, 2010

	Mortgage		Insurance	Intersegment
(In thousands)	Banking	Banking	Agency	Eliminations (1)	Totals
Net interest income	$2,068	$36,507	$—	$1,490	$40,065
Provision for loan and lease losses	4,170	40,447	—	—	44,617
Non-interest income	9,402	(128,172)	2,482	(3,902)	(120,190)
(Loss) Income before income taxes	(20,660)	(209,488)	1,723	(399)	(228,824)
Net (loss) income	(20,963)	(212,966)	1,017	(399)	(233,311)
Identifiable assets	1,753,139	8,679,522	19,837	(1,055,606)	9,396,892

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

	Six Month Period Ended June 30, 2011
	Mortgage		Insurance	Intersegment
(In thousands)	Banking	Banking	Agency	Eliminations(1)	Total
Net interest income	$1,782	$84,556	$—	$2,287	$88,625
Provision for loan and lease losses	3,996	11,918	—	—	15,914
Non-interest income	16,294	54,439	4,661	(7,972)	67,422
(Loss) income before income taxes	(2,025)	15,902	3,169	(1,278)	15,768
Net (loss) income	(3,829)	11,003	1,853	(1,227)	7,800
Identifiable assets	1,723,272	7,344,397	12,175	(1,064,148)	8,015,696

	Six Month Period Ended June 30, 2010
	Mortgage		Insurance	Intersegment
(In thousands)	Banking	Banking	Agency	Eliminations(1)	Total
Net interest income	$5,454	$75,110	$—	$3,262	$83,826
Provision for loan and lease losses	6,287	52,251	—	—	58,538
Non-interest income (loss)	15,563	(96,548)	4,862	(7,483)	(83,606)
(Loss) income before income taxes	(28,016)	(205,142)	3,610	(250)	(229,798)
Net (loss) income	(28,373)	(210,323)	2,132	(250)	(236,814)
Identifiable assets	1,753,139	8,679,522	19,837	(1,055,606)	9,396,892

(1)	The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.
32. Subsequent Events
The Company evaluated subsequent events through the date that these consolidated financial statements were issued and determined that no events have occurred that require disclosure or adjustments.

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
Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond Doral Financial’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:
•	the continued recessionary conditions of the Puerto Rico economy and any deterioration in the performance of the United States economy and capital markets that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits leading to, among other things, (i) a deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

•	the weakness of the Puerto Rico and United States real estate markets and of the Puerto Rico and United States consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which have contributed and may continue to contribute to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions and may subject the Company to further risk from loan defaults and foreclosures;

•	recent and/or future downgrades of the long-term debt ratings of the United States and the Commonwealth of Puerto Rico , which could adversely affect economic conditions in the United States and the Commonwealth of Puerto Rico;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment of such assets under generally accepted accounting principles in the United States of America;

•	our ability to derive sufficient income to realize the benefit of the deferred tax assets;

•	uncertainty about the legislative and other measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on different sectors of the Puerto Rico economy;

•	uncertainty about the adopted changes to the Puerto Rico internal revenue code and other related tax provisions and the impact of such measures on different sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	uncertainty about the outcome of regular annual safety and soundness and compliance examinations by our primary regulators which may contribute to, among other things, an increase in our charge-offs, loan loss provisions, and compliance costs;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for public companies and financial services companies in the United States (including Puerto Rico) as a result of, among other things, the adoption in July 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations adopted and to be adopted thereunder by various federal and state securities and banking regulatory agencies, and the impact of such developments on our business, business practices, capital requirements and costs of operations;

•	the exposure of Doral Financial, as originator of residential mortgage loans, sponsor of residential mortgage loan securitization transactions, or servicer of such loans or such transactions, or in other capacities, to government sponsored enterprises (“GSEs”), investors, mortgage insurers or other third parties as a result of representations and warranties made in connection with the transfer or securitization of such loans;

•	the risk of possible failure or circumvention of our controls and procedures, and the risk that our risk management policies may be inadequate;

•	the risk that the FDIC may further increase deposit insurance premiums and/or require special assessments to replenish its insurance fund, causing an additional increase in the Company’s non-interest expense;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	general competitive factors and industry consolidation;

•	the strategies adopted by the FDIC and the three acquiring banks in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with the three Puerto Rico banks that failed in April 2010, which may adversely affect real estate values in Puerto Rico;

•	to the extent we make any acquisitions, including FDIC-assisted acquisitions of assets and liabilities of failed banks, the risks and difficulties relating to combining the acquired operations with our existing operations;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2010 Annual Report on Form 10-K, as updated in Part II, Item 1 “Legal Proceedings” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and as updated from time to time in the Company’s future reports filed with the SEC; and

•	the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and as updated from time to time in the Company’s future reports filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of Doral Financial Corporation and its wholly-owned subsidiaries and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.
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
OVERVIEW OF RESULTS OF OPERATIONS
Net income for the quarter ended June 30, 2011 totalled $4.5 million, compared to a net loss of $233.3 million for the comparable 2010 period. Doral Financial’s performance for the second quarter of 2011, compared to the second quarter of 2010 was primarily due to (i) an increase in net gain on investment securities of $152.0 million as approximately $378.0 million of low quality non-agency securities were sold in April 2010 at a loss of $136.7 million; (ii) a decrease of $30.6 million in other provisions and OREO expenses generally to recognize deterioration of credit quality in 2010 not experienced in 2011; (iii) a decrease of $31.3 million in the provision for loan and lease losses in part due to a write down of $13 million of certain loan assets to facilitate their sale in July 2010 and improvements in delinquency of the loan portfolio; (iv) and an increase of $5.4 million in net interest income resulting from structural changes in the balance sheet to generate higher sustainable net interest income.
The Company’s financial results and condition for the quarter ended June 30, 2011 included the following:
•	Net income attributable to common shareholders for the second quarter of 2011 totalled $2.1 million, and resulted in a net income per share of $0.02, compared to a net loss attributable to common shareholders for the corresponding 2010 period of $235.7 million, or a loss per share of $3.50.

•	Net interest income for the second quarter of 2011 was $45.5 million, compared to $40.1 million for the corresponding period in 2010. The increase of $5.4 million in net interest income for 2011, compared to 2010, was due to a decrease in interest income of $10.0 million, or 9.9%, partially offset by a decrease in interest expense of $15.4 million, or 25.2%. The decrease in interest income was driven by a decrease in interest on mortgage backed securities of $9.3 million from the sale of securities to delever the bank and decrease the bank’s sensitivity to increasing interest rates. The decrease in interest expense was driven by decreases of $7.5 million in interest expense on securities sold under agreements to repurchase, $4.1 million in interest expense on advances from FHLB and $5.0 million on deposits, partially offset by an increase in interest expense of $1.5 million in notes payable primarily related to a $250.0 million debt issued under the CLO at a rate of 3-month LIBOR plus 1.85% in July 2010. Lower interest expense charges resulted from changes to FHLB borrowings (advances and repos) that extended duration and lowered interest rates, and efforts to lower retail deposit rates in Puerto Rico and brokered CD’s.

•	The provision for loan and lease losses for the quarter ended June 30, 2011 totalled $13.3 million, a decrease of $31.3 million over the $44.6 million provision for the corresponding 2010 period. The decrease in the provision for loan and lease losses for the second quarter of 2011 resulted primarily from the Puerto Rico loan portfolios, and reflects specific provisions made in the second quarter of 2010 to write down assets sold in July 2010 to their sales price and reflect the effect on the loan loss provision of writing down OREO to facilitate faster sales and the lower level of non-performing loans in the second quarter of 2011.

•	Non-interest income for the second quarter of 2011 was $38.8 million, an increase of $159.0 million compared to non-interest loss of $120.2 million for the corresponding 2010 period. The increase in non-interest income for the second quarter of 2011, compared to the same period in 2010 resulting from the following (i) during the second quarter of 2010 the Company recognized a loss on sale of securities of $137.2 million driven by a loss of $136.7 million on the sale of $378.0 million of certain non-agency CMOs, (ii) during the second quarter of 2011 the Company had a gain on sale of investment securities of $14.8 million as a result of its deleveraging of the balance sheet and (iii) servicing income increased $5.9 million related to an improvement in the mark to market adjustment of the MSRs of $3.4 million. The improvement in the value of the MSRs was primarily due to a reduction in prepayment speeds. The improvement in servicing income was driven by lower interest losses of $3.5 million. During the second quarter of 2010 the Company recognized an interest loss on servicing advances of $4.2 million related to the repurchase of certain GNMA defaulted loans. This improvement was partially offset by lower servicing fees of $0.7 million as the serviced loan portfolio continues to run-off from prepayments.

•	Non-interest expense for the second quarter of 2011 was $63.6 million, compared to $104.1 million for the corresponding period in 2010. The $40.5 million decrease in non-interest expenses for the second quarter of 2011 compared to the same period in 2010, was due to (i) a decrease of $10.8 million in the reserve for the Company’s claim on Lehman Brothers Inc. that was established in the second quarter of 2010; this claim was subsequently sold to a third party; (ii) a decrease in OREO expenses of $21.4 million related to an additional provision for OREO losses of $17.0 million established during the second quarter of 2010 to recognize the effect of management’s decision to reduce pricing to stimulate property sales, adjustments driven by lower values of certain OREO properties, and higher maintenance costs to maintain the properties in saleable condition; (iii) a decrease of $6.1 million in professional services driven by lower defense litigation costs of $4.2 million, lower advisory services of $0.5 million related to the dissolution of Doral Holdings and Doral Holdings L.P., and lower advisory services of $1.3 million in 2011 compared to 2010 which were incurred in relation to the sale of certain construction loans; (iv) a decrease in advertising expense of $2.3 million related to campaigns conducted to gain market share in deposits and mortgage originations subsequent to the local market bank failures and asset acquisition in April 2010; (v) lower FDIC insurance expense of $1.8 million related to a lower deposit base and a change in the method of computing the assessment; and (vi) an increase of $1.6 million in other credit related expenses which was due to an increase of $0.9 million in foreclosure expenses and $0.9 million in the provision for negative escrow.

•	An income tax expense of $2.9 million for the second quarter of 2011, compared to an income tax expense of $4.5 million for the corresponding period in 2010. The decrease in tax expense was due to taxes recognized in 2010 related to U.S. source income partially offset by realization of operational deferred tax assets.

•	Doral Financial’s loan production for the second quarter of 2011 was $464.7 million, compared to $380.2 million for the comparable 2010 period, an increase of approximately 22.2%. The production increase resulted mainly from the US loan production.

•	Assets as of June 30, 2011 totalled $8.0 billion compared to $8.6 billion as of December 31, 2010, a decrease of $0.6 billion or 7.3%. The decrease in assets was due mainly to the sale of $870.0 million of mortgage backed securities during the first half of 2011. These sales were conducted pursuant to the Company’s deleveraging of the balance sheet.

•	Total deposits of $4.3 billion decreased $315.7 million, or 6.8%, from deposits of $4.6 billion as of December 31, 2010. The year-to-date deposit decrease resulted from a decrease of $328.2 million, or 13.9%, in brokered deposits, partially offset by a $12.5 million, or 0.6%, increase in non-brokered deposits.

•	Non-performing loans (“NPLs”), excluding FHA/VA loans guaranteed by the US government, as of June 30, 2011 were $560.5 million, a decrease of $11.0 million and $65.9 million from March 31, 2011 and December 31, 2010, respectively. The reduction in NPLs was a result of continued emphasis on collections and restructures to optimize performance of the loan portfolio as well as the effect of net charge-offs of $40.1 million in the second quarter of 2011 compared to net charge-offs of $6.0 million in the first quarter of 2011.

Table A
Selected Financial Data

	Quarters Ended		Six Month Periods Ended
	June 30,		June 30,
(In thousands, except for share data)	2011	2010	2011	2010
Selected Income Statement Data:
Interest income	$91,117	$101,077	$185,108	$210,305
Interest expense	45,662	61,012	96,483	126,479

Net interest income	45,455	40,065	88,625	83,826
Provision for loan and lease losses	13,323	44,617	15,914	58,538

Net interest income (loss) after provision for loan and lease losses	32,132	(4,552)	72,711	25,288
Non-interest income (loss)	38,797	(120,190)	67,422	(83,606)
Non-interest expenses	63,581	104,082	124,365	171,480

Income (loss) before income taxes	7,348	(228,824)	15,768	(229,798)
Income tax expense	2,871	4,487	7,968	7,016

Net income (loss)	$4,477	$(233,311)	$7,800	$(236,814)

Net income (loss) attributable to common shareholders(1)	$2,062	$(235,726)	$2,970	$(214,508)

Net income (loss) per common share(2)	$0.02	$(3.50)	$0.02	$(3.30)

Accrued dividends, preferred stock	$2,415	$2,415	$4,830	$4,279
Preferred stock exchange premium, net	$—	$—	$—	$(26,585)
Book value per common share	$4.02	$6.27	$4.02	$6.27
Preferred shares outstanding at end of period	5,811,391	6,096,393	5,811,391	6,096,393
Weighted average common shares outstanding	127,293,756	67,285,568	127,293,756	64,920,036
Common shares outstanding at end of period	127,293,756	67,293,370	127,293,756	67,293,370

Selected Balance Sheet Data at Period End:
Total investment securities	$790,605	$2,527,802	$790,605	$2,527,802
Total loans, net(3)	5,897,060	5,768,728	5,897,060	5,768,728
Allowance for loan and lease losses	93,472	134,913	93,472	134,913
Servicing assets, net	115,785	113,005	115,785	113,005
Total assets	8,015,696	9,393,533	8,015,696	9,393,533
Deposits	4,302,792	4,940,569	4,302,792	4,940,569
Total borrowings	2,590,202	3,265,020	2,590,202	3,265,020
Total liabilities	7,151,436	8,448,561	7,151,436	8,448,561
Preferred equity	352,082	523,082	352,082	523,082
Common equity	512,178	421,890	512,178	421,890
Total stockholders’ equity	864,260	944,972	864,260	944,972

Selected Average Balance Sheet Data for Period End: (4)
Total investment securities	$1,258,527	$2,284,672	$1,422,522	$2,603,284
Total loans(3)	5,890,682	5,876,723	5,878,311	5,858,009
Total interest-earning assets	7,729,926	8,747,284	7,790,441	9,123,226
Total assets	8,381,285	9,427,981	8,455,508	9,808,502
Deposits	4,449,327	4,644,841	4,496,081	4,648,579
Total borrowings	2,814,985	3,449,652	2,831,581	3,876,960
Total interest-bearing liabilities	6,997,000	7,863,038	7,055,458	8,287,745
Preferred equity	352,082	486,191	352,082	448,205
Common equity	518,602	468,198	513,195	468,161
Total stockholders’ equity	870,684	954,389	865,277	916,366

Operating Data:
Loan production	$464,653	$380,170	$814,742	$669,225
Loan servicing portfolio (5)	8,045,830	8,335,364	8,045,830	8,335,364
Selected Financial Ratios:
Performance:
Net interest margin	2.36%	1.84%	2.29%	1.85%
Return on average assets (4)	0.21%	(9.93)%	0.19%	(4.87)%
Return on average common equity(4)(6)	1.59%	(201.94)%	1.17%	(103.85)%
Capital:
Leverage ratio	9.07%	8.52%	9.07%	8.52%
Tier 1 risk-based capital ratio	13.41%	13.99%	13.41%	13.99%
Total risk-based capital ratio	14.67%	15.26%	14.67%	15.26%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	12.73%	18.26%	12.73%	18.26%
Total NPAs as percentage of consolidated total assets	9.29%	11.18%	9.29%	11.18%
ALLL as a percentage of loans receivable outstanding, at end of period	1.64%	2.44%	1.64%	2.44%
ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings)	3.70%	2.47%	3.70%	2.47%
ALLL to non-performing loans (excluding NPLs held for sale)	16.75%	17.65%	16.75%	17.65%
ALLL plus partial charge-offs and discounts to non-performing loans (excluding NPLs held for sale)	36.89%	19.46%	36.89%	19.46%
Provision for loan and lease losses to net charge-offs	33.26%	78.02%	34.53%	90.90%
Net charge-off’s to average loan receivable outstanding	0.71%	1.03%	0.83%	1.16%
ALLL to net charge-offs on an annualized basis	58.18%	58.82%	100.56%	103.89%
Other ratios:
Average common equity to average assets(4)	6.19%	4.97%	6.07%	4.77%
Tier 1 common equity to risk-weighted assets	7.11%	4.79%	7.11%	4.79%

(1)	For the six month period ended June 30, 2010, includes $26.6 million related to the net effect of the conversion of preferred stock during the period indicated.

(2)	For the quarters and six month periods ended June 30, 2011 and 2010, net income (loss) per common share represents the basic and diluted income (loss) per common share, respectively, for each of the periods presented.

(3)	Includes loans held for sale.

(4)	Average balances are computed on a daily basis.

(5)	Represents the total portfolio of loans serviced for third parties. Excludes $4.5 billion of mortgage loans owned by Doral Financial at June 30, 2011 and June 30, 2010.

(6)	Excludes the effect of the preferred stock exchange inducement
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of June 30, 2011. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” in the Company’s 2010 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, please refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
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
Second Quarter 2011 vs. Second Quarter 2010 - Net interest margin increased 52 basis points to 2.36% for the second quarter of 2011 from 1.84% for the quarter ended June 30, 2010. An increase of $5.4 million in net interest income was due to a decrease in interest expense of $15.4 million partially offset by a decrease in interest income of $10.0 million. The decrease in interest expense is attributed to decreases of $7.5 million in interest expense on securities sold under agreements to repurchase, $4.1 million in interest expense on advances from FHLB and $5.0 million on deposits, partially offset by an increase in interest expense of $1.5 million in notes payable primarily related to a $250.0 million debt issued under the CLO at a rate of 3-month LIBOR plus 1.85% in July 2010. The decreased interest expense results from successful efforts to restructure Doral’s advances from FHLB and securities sold under agreements to repurchase to lower rates and extend duration, and lower rates paid on Puerto Rico sourced deposits and brokered deposits. The decrease in interest income was driven by a decrease in interest on mortgage backed securities of $9.3 million from the sale of securities to delever the bank and decrease the bank’s sensitivity to increasing interest rates. Average interest-earning assets decreased $1.0 billion, from $8.7 billion for the second quarter of 2010 to $7.7 billion for the corresponding 2011 period, while average interest-bearing liabilities decreased $866.0 million, from $7.9 billion for the second quarter of 2010 to $7.0 billion, for the same 2011 period.
Six Month Period Ended June 30, 2011 vs. Six Month Period Ended June 30, 2010 — Net interest margin increased 44 basis points to 2.29% for the six month period ended June 30, 2011, compared to 1.85% for the same period in 2010. An increase of $4.8 million in net interest income was driven by a decrease in interest expense of $30.0 million and partially offset by a decrease in interest income of $25.2 million. The decrease in interest expense was mainly due to (i) a decrease of $4.8 million on interest on deposits as the brokered deposits portfolio continued to decrease in size and interest rate as well as a reduction in interest rates of other interest bearing deposits, and (ii) a decrease in interest of securities sold under agreements to repurchase of $16.4 million due to the strategic restructuring of Doral’s FHLB borrowings during the first half of 2011 to increase term to maturity and reduce rates. These decreases were partially offset by an increase in notes payable of $3.0 million related to the $250.0 million debt issued under the CLO in July 2010. The decrease in interest income was driven by an increase in interest income from growth of the US commercial loan portfolio more than offset by a decrease in interest on mortgage backed securities of $21.5 million related to the strategic delevering of the bank to reduce future interest income sensitivity. Average interest-earning assets decreased $1.3 billion, from $9.1 billion for the six month period ended June 30, 2010 to $7.8 billion for the corresponding 2011 period, while average interest-bearing liabilities decreased $1.2 billion, from $8.3 billion to $7.1 billion, for the same periods.
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

	Quarters Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential (1)	$3,936,498	$53,671	5.47%	$4,117,768	$57,956	5.65%
Lease financing receivables	3,220	47	5.83%	9,701	122	5.04%
Consumer	48,399	1,719	14.25%	66,889	2,805	16.82%

	3,988,117	55,437	5.58%	4,194,358	60,883	5.82%

Commercial:
Commercial real estate	704,104	8,964	5.11%	778,372	10,145	5.23%
Commercial and industrial	768,847	10,275	5.36%	370,747	5,015	5.43%
Construction and land	429,614	4,562	4.26%	533,246	2,873	2.16%

	1,902,565	23,801	5.02%	1,682,365	18,033	4.30%

Total loans (2)	5,890,682	79,238	5.40%	5,876,723	78,916	5.39%
Mortgage-backed securities	1,111,699	9,221	3.33%	2,197,216	18,542	3.38%
Interest-only strips (“IOs”)	43,901	1,508	13.78%	43,946	1,491	13.61%
Investment securities	102,927	130	0.51%	43,510	583	5.37%
Other interest-earning assets	580,717	1,020	0.70%	585,889	1,545	1.06%

Total interest-earning assets/interest income	7,729,926	$91,117	4.73%	8,747,284	$101,077	4.63%

Total non-interest-earning assets	651,359			680,697

Total assets	$8,381,285			$9,427,981

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,018,048	$6,985	1.39%	$1,732,410	$8,594	1.99%
Brokered CDs	2,163,967	15,558	2.88%	2,680,976	18,993	2.84%

	4,182,015	22,543	2.16%	4,413,386	27,587	2.51%
Repurchase agreements	882,607	6,238	2.83%	1,597,173	13,738	3.45%
Advances from FHLB	1,122,093	8,822	3.15%	1,254,513	12,921	4.13%
Other short-term borrowings	—	—	—%	3,791	4	0.49%
Loans payable	298,555	1,498	2.01%	325,378	1,676	2.07%
Notes payable	511,730	6,560	5.13%	268,797	5,086	7.57%

Total interest-bearing liabilities/interest expense	6,997,000	$45,661	2.62%	7,863,038	$61,012	3.11%

Non-interest bearing deposits	274,822			231,455
Other non-interest bearing liabilities	238,779			379,099

Total non-interest-bearing liabilities	513,601			610,554

Total liabilities	7,510,601			8,473,592
Stockholders’ equity	870,684			954,389

Total liabilities and stockholders’ equity	$8,381,285			$9,427,981

Net interest-earning assets	$732,926			$884,246

Net interest income on a non-taxable equivalent basis		$45,456			$40,065

Interest rate spread (3)			2.11%			1.52%
Interest rate margin (4)			2.36%			1.84%
Net interest-earning assets ratio (5)			110.47%			111.25%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $76,000 and $0.2 million for the second quarter of 2011 and 2010, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spreads represents the difference between the weighted-average yield on interest-earning assets and the weighted-average yield on interest bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

Table C
Average Balance Sheet and Summary of Net Interest Income

	Six Month Periods Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential (1)	$3,971,743	$107,903	5.48%	$4,113,655	$118,822	5.82%
Lease financing receivables	3,755	122	6.56%	10,671	228	4.31%
Consumer	50,347	3,560	14.26%	69,207	4,705	13.71%

	4,025,845	111,585	5.59%	4,193,533	123,755	5.95%

Commercial:
Commercial real estate	698,116	17,231	4.98%	775,549	20,019	5.21%
Commercial and industrial	709,979	20,975	5.96%	353,686	9,869	5.63%
Construction and land	444,371	9,512	4.32%	535,241	6,706	2.53%

	1,852,466	47,718	5.19%	1,664,476	36,594	4.43%

Total loans (2)	5,878,311	159,303	5.46%	5,858,009	160,349	5.52%
Mortgage-backed securities	1,286,794	20,277	3.18%	2,495,194	41,789	3.38%
Interest-only strips (“IOs”)	43,723	2,979	13.74%	44,820	3,034	13.65%
Investment securities	92,005	229	0.50%	63,270	1,448	4.62%
Other interest-earning assets	489,608	2,320	0.96%	661,933	3,685	1.12%

Total interest-earning assets/interest income	7,790,441	$185,108	4.79%	9,123,226	$210,305	4.65%

Total non-interest-earning assets	665,067			685,276

Total assets	$8,455,508			$9,808,502

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$1,998,156	$14,853	1.50%	$1,678,246	$16,430	1.97%
Brokered CD’s	2,225,721	34,589	3.13%	2,732,539	37,857	2.79%

	4,223,877	49,442	2.36%	4,410,785	54,287	2.48%
Repurchase agreements	1,028,891	15,357	3.01%	1,898,535	31,762	3.37%
Advances from FHLB	990,049	15,430	3.14%	1,368,914	26,894	3.96%
Other short-term borrowings	—	—	—%	10,138	15	0.30%
Loans payable	300,085	3,040	2.04%	329,823	3,325	2.03%
Notes payable	512,556	13,214	5.16%	269,550	10,196	7.57%

Total interest-bearing liabilities/interest expense	7,055,458	$96,483	2.76%	8,287,745	$126,479	3.08%

Non-interest-bearing deposits	272,204			237,794
Other non-interest-bearing liabilities	262,569			366,597

Total non-interest-bearing liabilities	534,773			604,391

Total liabilities	7,590,231			8,892,136
Stockholders’ equity	865,277			916,366

Total liabilities and stockholders’ equity	$8,455,508			$9,808,502

Net interest-earning assets	$734,983			$835,481

Net interest income on a non-taxable equivalent basis		$88,625			$83,826

Interest rate spread (3)			2.03%			1.57%
Interest rate margin (4)			2.29%			1.85%
Net interest-earning assets ratio (5)			110.42%			110.08%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.1 million and $0.4 million for the six month periods ended June 30, 2011 and 2010, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average yield on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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
Table D
Net Interest Income Variance Analysis

	Quarter Ended June 30,
	2011 Compared to 2010
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans	$114	$208	$322
Mortgage-backed securities	(12,416)	3,095	(9,321)
Interest-only strips	(2)	19	17
Investment securities	228	(681)	(453)
Other interest-earning assets	(13)	(512)	(525)

Total Interest Income Variance	$(12,089)	$2,129	$(9,960)

Interest Expense Variance
Deposits	$(1,579)	$(3,465)	$(5,044)
Repurchase agreements	(6,113)	(1,387)	(7,500)
Advances from FHLB	(1,442)	(2,657)	(4,099)
Other short-term borrowings	(2)	(2)	(4)
Loans payable	(151)	(27)	(178)
Notes payable	3,005	(1,530)	1,475

Total Interest Expense Variance	$(6,282)	$(9,068)	$(15,350)

Net Interest Income Variance	$(5,807)	$11,197	$5,390

Table E
Net Interest Income Variance Analysis

	Six Month Period Ended June 30,
	2011 Compared to 2010
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans	$231	$(1,277)	$(1,046)
Mortgage-backed securities	(30,936)	9,424	(21,512)
Interest-only strips	(75)	20	(55)
Investment securities	181	(1,400)	(1,219)
Other interest-earning assets	(881)	(484)	(1,365)

Total Interest Income Variance	$(31,480)	$6,283	$(25,197)

Interest Expense Variance
Deposits	$(2,434)	$(2,411)	$(4,845)
Repurchase agreements	(14,320)	(2,085)	(16,405)
Advances from FHLB	(7,059)	(4,405)	(11,464)
Other short-term borrowings	(8)	(7)	(15)
Loans payable	(325)	40	(285)
Notes payable	6,493	(3,475)	3,018

Total Interest Expense Variance	$(17,653)	$(12,343)	$(29,996)

Net Interest Income Variance	$(13,827)	$18,626	$4,799

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
The provision for loan and lease losses for the second quarter of 2011, reflected a decrease of $31.3 million compared to the second quarter of 2010. The second quarter 2011 provision for loan and lease losses was the result of (i) new market information received increasing estimated losses on loans evaluated individually for impairment in the second quarter, (ii) refinements made to the loss reserving methodologies, and (iii) increased aging of the past due residential mortgage loans. The June 2010 provision included a $12.6 million charge to reduce certain construction loans to lower of cost or market when transferred to loans held for sale and an $8.0 million charge due to increased severities on other real estate owned properties resulting from management’s strategic decision to accelerate OREO dispositions, in addition to higher provisions driven by higher delinquencies in 2010 compared to 2011.
The provision for loan and lease losses for the six month period ended June 30, 2011 totaled $15.9 million compared to $58.5 million for the same period in 2010. The decrease of $42.6 million in the provision was mainly related to the previously mentioned charges of $12.6 million for loans reclassified to held for sale and $8.0 million for increased severities on OREO as well as higher delinquencies which drove higher provisions in 2010 compared to 2011.
Please refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

NON-INTEREST INCOME (LOSS)
Table F

	Quarters ended			Six month periods ending
	June 30,			June 30,
(In thousands)	2011	2010	Variance	2011	2010	Variance
Net other-than-temporary impairment losses	$(86)	$—	$(86)	$(86)	$(13,259)	$13,173
Net gain on loans securitized and sold and capitalization of mortgage servicing	9,026	3,605	5,421	14,568	6,956	7,612
Servicing income:
Servicing fees	6,817	7,515	(698)	13,835	14,625	(790)
Late charges	1,753	2,287	(534)	3,520	4,382	(862)
Prepayment penalties	147	4	143	791	(5)	796
Other servicing fees	298	238	60	456	472	(16)
Interest loss on serial notes and others	(1,413)	(4,924)	3,511	(1,961)	(5,606)	3,645
Mark-to-market adjustment of servicing assets	(3,059)	(6,474)	3,415	(3,199)	(8,478)	5,279

Total servicing income (loss)	4,543	(1,354)	5,897	13,442	5,390	8,052
Trading activities
Gain (loss) on IO valuation	4,079	3,857	222	3,628	4,516	(888)
Gain (loss) on MSR economic hedge	582	4,656	(4,074)	59	6,484	(6,425)
Loss on hedging derivatives	(1,288)	(1,411)	123	(1,401)	(2,909)	1,508

Net gain (loss) on trading activities	3,373	7,102	(3,729)	2,286	8,091	(5,805)
Commissions, fees and other income:
Retail banking fees	7,067	7,199	(132)	14,073	14,342	(269)
Insurance agency commissions	2,439	2,436	3	4,661	4,778	(117)
Other (loss) income	695	571	124	3,884	3,907	(23)

Total commissions, fees and other income	10,201	10,206	(5)	22,618	23,027	(409)
Net loss on early repayment of debt	(3,068)	(2,545)	(523)	(3,068)	(3,021)	(47)
Net gain (loss) on investment securities	14,808	(137,204)	152,012	17,662	(110,790)	128,452

Total non-interest income (loss)	$38,797	$(120,190)	$158,987	$67,422	$(83,606)	$151,028

Second Quarter 2011 vs. Second Quarter 2010 — Non-interest income of $38.8 million for the second quarter of 2011 increased by $159.0 million over the second quarter of 2010, primarily due to the following:
•	An improvement in gain on sale of investment securities of $152.0 million. During the second quarter of 2010 the Company recognized a loss on sale of securities of $137.2 million driven by a loss of $136.7 million on the sale of $378.0 million of certain non-agency CMOs. During the second quarter of 2011 the Company had a gain on sale of investment securities of $14.8 million as a result of its deleveraging of the balance sheet.
•	Servicing income increased $5.9 million related to an improvement in the mark to market adjustment of the MSR of $3.4 million and higher servicing fees of $2.5 million. The improvement in the value of the MSR was primarily due to a reduction in prepayment speeds. The improvement in servicing fees was driven by lower interest losses of $3.5 million. During the second quarter of 2010 the Company recognized an interest loss of $4.2 million related to the repurchase of certain GNMA defaulted loans. This improvement was partially offset by lower servicing fees of $1.0 million.
Six Month Period Ended June 30, 2011 vs. Six Month Period Ended June 30, 2010 — The non-interest income of $67.4 million for the six month period ended June 30, 2011 reflects an increase in total non-interest income of $151.0 million compared to non-interest loss of $83.6 million for the six month period ended June 30, 2010. Significant variances in non-interest income for the six month period ended June 30, 2011 compared to the same period in 2010 were as follows:

•	An improvement in gain on sale of investment securities of $128.5 million. During the second quarter of 2010 the Company recognized a loss on sale of securities of $137.2 million driven by a loss of $136.7 million on the sale of $378.0 million of certain non-agency CMOs. During the first semester of 2011 the Company had a gain on sale of investment securities of $17.7 million as a result of its deleveraging of the balance sheet.
•	An improvement in OTTI of $13.2 million. During 2010, there was a deterioration in estimated future cash flows of non-agency CMOs resulting in an OTTI of $13.3 million. These securities were sold during the second quarter of 2010 and the unrealized loss in OCI was realized. OTTI of approximately $0.8 million recognized in 2011 was related to PR non-agency CMOs.
•	Servicing income increased $8.1 million related to an improvement in the mark to market adjustment of the MSR of $5.3 million and higher servicing fees of $2.8 million. The improvement in the value of the MSR was primarily due to a reduction in prepayment speeds. The improvement in servicing fees was driven by lower interest losses of $3.6 million. During the second quarter of 2010 the Company recognized an interest loss of $4.2 million related to the repurchase of certain GNMA defaulted loans. This improvement was partially offset by lower servicing fees of $0.8 million.
NON-INTEREST EXPENSE
Table G

	Quarters Ended			Six Month Periods Ended
	June 30,			June 30,
(In thousands)	2011	2010	Variance	2011	2010	Variance
Compensation and benefits	$21,081	$20,315	$766	$39,375	$36,750	$2,625
Professional services	9,339	15,420	(6,081)	17,976	29,212	(11,236)
FDIC insurance expense	3,797	5,574	(1,777)	8,153	10,765	(2,612)
Communication expenses	3,636	4,056	(420)	7,639	8,000	(361)
Occupancy expenses	4,786	4,322	464	9,126	8,303	823
EDP expenses	3,024	2,878	146	6,299	6,657	(358)
Depreciation and amortization	3,463	3,110	353	6,666	6,257	409
Taxes, other than payroll and income taxes	2,923	2,591	332	5,799	5,155	644
Advertising	1,748	4,073	(2,325)	2,746	5,571	(2,825)
Office expenses	1,042	1,112	(70)	2,032	2,397	(365)
Corporate insurance	1,490	1,264	226	3,060	2,526	534
Other	2,995	4,552	(1,557)	6,910	8,334	(1,424)

	59,324	69,267	(9,943)	115,781	129,927	(14,146)
OREO expenses and other reserves:
Other real estate owned expense	2,061	23,414	(21,353)	4,023	28,011	(23,988)
Foreclosure expenses	864	(74)	938	2,507	622	1,885
Reserve on claim receivable from LBI	—	10,819	(10,819)	—	10,819	(10,819)
Provisions for other credit related expenses	1,332	656	676	2,054	2,101	(47)

	4,257	34,815	(30,558)	8,584	41,553	(32,969)

Total non-interest expense	$63,581	$104,082	$(40,501)	$124,365	$171,480	$(47,115)

Second Quarter 2011 vs. Second Quarter 2010 — Non-interest expense of $63.6 million for the second quarter of 2011 decreased by $40.5 million, or 38.9% compared the second quarter of 2010. Significant variances in non-interest expense for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 were as follows:
•	A decrease of $10.8 million in the reserve for the Company’s claim on Lehman Brothers Inc. that was established in the second quarter of 2010. The claim was subsequently sold to a third party.
•	OREO expenses were $2.1 million in the second quarter of 2011 compared to $23.4 million for the same period in 2010, a decrease of $21.4 million. Higher OREO expenses in 2010 were related to an additional provision for OREO losses of $17.0 million established during the second quarter of 2010 to recognize the effect of management’s strategic decision to reduce pricing to stimulate property sales, adjustments driven by lower values of certain OREO properties, and higher maintenance costs to maintain the properties in saleable condition.
•	A decrease of $6.1 million in professional services was driven by lower defense litigation costs of $4.2 million, lower advisory services of $0.5 million related to the dissolution of Doral Holdings and Doral Holdings L.P., and lower advisory services of $1.3 million in 2011 compared to 2010 which were incurred in relation to the sale of certain construction loans.
•	There was a higher advertising expense in 2010 of $2.3 million compared to the second quarter of 2011, related to campaigns conducted to gain market share in deposits and mortgage originations subsequent to the local market bank failures and asset acquisition in April 2010.
•	Lower FDIC insurance expense of $1.8 million related to a lower deposit base and a change in the method of computing the assessment.
•	An increase of $1.6 million in credit related costs was due to an increase of $0.9 million in foreclosure expenses and $0.9 million in the provision for negative escrow.
Six Month Period Ended June 30, 2011 vs. Six Month Period Ended June 30, 2010 — Non-interest expense of $124.4 million for the six month period ended June 30, 2011 decreased by $47.1 million, or 27.5%, over the previous year. Significant variances in non-interest expense for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 were as follows:
•	A decrease of $10.8 million in the reserve for the Company’s claim on Lehman Brothers Inc. that was established in the second quarter of 2010. The claim was subsequently sold to a third party.

•	OREO expenses were $4.0 million in 2011 compared to $28.0 million for the same period in 2010, a decrease of $24.0 million. Higher OREO expenses in 2010 were related to an additional provision for OREO losses of $17.0 million established during the second quarter of 2010 to recognize the effect of management’s strategic decision to reduce pricing to stimulate property sales, market value adjustments driven by lower values of certain OREO properties, and higher maintenance costs to maintain the properties in saleable condition.

•	A decrease of $11.2 million in professional services was driven by lower defense litigation costs of $8.1 million, lower advisory services of $0.5 million related to the dissolution of Doral Holdings and Doral Holdings L.P., and lower advisory services of $2.7 million in 2011 compared to 2010 which were incurred in relation to the sale of certain construction loans as well as expenses incurred for the Company’s participation in bidding for FDIC assisted transactions in 2010.

•	There was a higher advertising expense in 2010 of $2.8 million compared to 2011, related to campaigns conducted to gain market share in deposits and mortgage originations subsequent to the local market bank failures and asset acquisition in April 2010.

•	Lower FDIC insurance expense of $2.6 million related to a lower deposit base and a change in the method of computing the assessment.

•	An increase of $2.6 million in stock based compensation was related to certain stock incentive bonuses and tax benefits thereon.
INCOME TAXES
On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”). Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014. Notwithstanding, a corporation may elect to remain subject to the 1994 Puerto Rico Tax Code, as amended (“1994 Code”) for 2011 and the next four succeeding years, if it so elects by the time it files its income tax return for 2011. The Company is evaluating the impact of the tax reform on its results of operations including the election to remain subject to the 1994 Code through 2015. Nevertheless, the Company recorded its deferred tax assets expected to reverse after 2015 at the 30.0% tax rate required for all taxable earnings beginning in 2016 which is the latest year that it would be required to convert to the 2011 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and expected to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.0% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code as of June 30, 2011 would represent an additional deferred tax expense of $8.4 million.
For the quarter and six month periods ended June 30, 2011, Doral Financial recognized income tax expense of $2.9 million and $8.0 million, respectively, compared to an income tax expense of $4.5 million and $7.0 million for the comparable periods in 2010. The components of income tax expense (benefit) are summarized below:

	Quarters Ended		Six month period ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Current income tax expense — United States	$3,101	$3,615	$5,475	$3,890
Deferred income tax (benefit) expense:
Puerto Rico	450	1,008	3,120	2,795
United States	(680)	(136)	(627)	331

Total deferred income tax (benefit) expense	(230)	872	2,493	3,126

Total income tax expense (benefit)	$2,871	$4,487	$7,968	$7,016

The current income tax expense of $3.1 million and $5.5 million for the quarter and six month periods ended June 30, 2011, respectively, was related to taxes on U.S. source income. The deferred tax benefit of $0.2 million and deferred tax expense of $2.5 million for the quarter and six month periods ended June 30, 2011 reflected reductions over the comparable periods in 2010 due to higher taxes recognized in 2010 related to U.S. source income, as well as the impact of tax rate change on the current period valuation allowance, partially offset by realization of operational deferred tax assets. The deferred income tax expense of $3.1 million for the six months ended June 30, 2011 was related to the net effect on the Company’s deferred tax assets of (i) Puerto Rico tax legislation approved in January 2011 lowering the effective tax rate, resulting in a deferred tax expense of $18.8 million, (ii) the increased earnings expectation for profitable Puerto Rico entities which resulted in a deferred tax benefit of $17.4 million, and (iii) net amortization of deferred taxes of $1.7 million.
Refer to Note 23 of the accompanying financial statements for additional information related to the Company’s income taxes.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $16.5 million and $30.0 million for the quarter and six month periods ended June 30, 2011, respectively, compared to $39.7 million and $58.8 million, for the corresponding 2010 periods, respectively.

The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
Table H
Loan Production

	Quarters Ended June 30,
(Dollars in thousands, except for average	2011			2010
initial loan balance)	PR	US	Total	PR	US	Total
FHA/VA mortgage loans
Number of loans	378	—	378	422	—	422
Volume of loans	$50,704	$—	$50,704	$58,136	$—	$58,136
Percent of total volume	11%	—%	11%	15%	—%	15%
Average initial loan balance	$134,138	$—	$134,138	$137,763	$—	$137,763
Conventional conforming mortgage loans
Number of loans	333	—	333	217	—	217
Volume of loans	$40,116	$—	$40,116	$28,984	$—	$28,984
Percent of total volume	9%	—%	9%	8%	—%	8%
Average initial loan balance	$120,469	$—	$120,469	$133,567	$—	$133,567
Conventional non-conforming mortgage loans (1)

Number of loans	171	4	175	493	—	493
Volume of loans	$28,811	$2,323	$31,134	$72,269	$—	$72,269
Percent of total volume	6%	1%	7%	19%	—%	19%
Average initial loan balance	$168,485	$580,750	$177,903	$146,590	$—	$146,590
Construction development loans
Number of loans	—	—	—	—	6	6
Volume of loans	$—	$—	$—	$—	$2,861	$2,861
Percent of total volume	—%	—%	—%	—%	1%	1%
Average initial loan balance	$—	$—	$—	$—	$476,833	$476,833
Disbursement under existing construction development loans
Volume of loans	$3,021	$418	$3,439	$2,300	$1,498	$3,798
Percent of total volume	1%	—%	1%	1%	—%	1%
Commercial loans(2)(3)
Number of loans	10	133	143	12	82	94
Volume of loans	$4,671	$294,656	$299,327	$3,780	$180,644	$184,424
Percent of total volume	1%	63%	64%	1%	48%	49%
Average initial loan balance	$467,100	$2,215,459	$2,093,201	$315,000	$2,202,976	$1,961,957
Consumer loans (2)
Number of loans	98	2	100	338	—	338
Volume of loans	$534	$9	$543	$1,613	$—	$1,613
Percent of total volume	—%	—%	—%	—%	—%	—%
Average initial loan balance	$5,449	$4,500	$5,427	$4,772	$—	$4,772
Other (4)
Number of loans	—	7	7	—	24	24
Volume of loans	$—	$39,390	$39,390	$—	$28,085	$28,085
Percent of total volume	—%	8%	8%	—%	7%	7%
Average initial loan balance	$—	$5,627,143	$5,627,143	$—	$1,170,208	$1,170,208

Total loans
Number of loans	990	146	1,136	1,482	112	1,594
Volume of loans	$127,857	$336,796	$464,653	$167,082	$213,088	$380,170

(1)	Includes $70,000 and $87,000 in second mortgages for the quarters ended June 30, 2011 and 2010, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Includes commercial real estate and commercial and industrial loans.

(4)	Consists of multifamily loans.

The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
Table I
Loan Production

	Six Month Periods Ended June 30,
(Dollars in thousands, except for average	2011			2010
initial loan balance)	PR	US	Total	PR	US	Total
FHA/VA mortgage loans
Number of loans	762	—	762	804	—	804
Volume of loans	$100,125	$—	$100,125	$109,623	$—	$109,623
Percent of total volume	12%	—%	12%	16%	—%	16%
Average initial loan balance	$131,398	$—	$131,398	$136,347	$—	$136,347
Conventional conforming mortgage loans
Number of loans	645	—	645	415	—	415
Volume of loans	$77,699	$—	$77,699	$51,359	$—	$51,359
Percent of total volume	10%	—%	10%	8%	—%	8%
Average initial loan balance	$120,464	$—	$120,464	$123,756	$—	$123,756
Conventional non-conforming mortgage loans (1)
Number of loans	398	4	402	1,044	—	1,044
Volume of loans	$66,208	$2,323	$68,531	$166,115	$—	$166,115
Percent of total volume	8%	—%	8%	25%	—%	25%
Average initial loan balance	$166,352	$580,750	$170,475	$159,114	$—	$159,114
Construction development loans
Number of loans	—	1	1	—	6	6
Volume of loans	$—	$3,600	$3,600	$—	$2,861	$2,861
Percent of total volume	—%	1%	1%	—%	1%	1%
Average initial loan balance	$—	$3,600,000	$3,600,000	$—	$476,833	$476,833
Disbursement under existing construction development loans
Volume of loans	$3,528	$1,956	$5,484	$4,918	$1,771	$6,689
Percent of total volume	1%	—%	1%	1%	—%	1%
Commercial loans(2)(3)
Number of loans	18	185	203	21	153	174
Volume of loans	$6,377	$509,864	$516,241	$6,587	$285,182	$291,769
Percent of total volume	1%	62%	63%	1%	43%	44%
Average initial loan balance	$354,278	$2,756,022	$2,543,059	$313,667	$1,863,935	$1,676,833
Consumer loans (2)
Number of loans	238	2	240	435	—	435
Volume of loans	$1,317	$9	$1,326	$2,274	$—	$2,274
Percent of total volume	—%	—%	—%	—%	—%	—%
Average initial loan balance	$5,534	$4,500	$5,525	$5,227	$—	$5,227
Other (4)
Number of loans	1	7	8	—	28	28
Volume of loans	$2,348	$39,390	$41,738	$—	$38,535	$38,535
Percent of total volume	—%	5%	5%	—%	6%	6%
Average initial loan balance	$2,348,000	$5,627,143	$5,217,250	$—	$1,376,250	$1,376,250

Total loans
Number of loans	2,062	199	2,261	2,719	187	2,906
Volume of loans	$257,602	$557,142	$814,744	$340,876	$328,349	$669,225

(1)	Includes $70,000 and $0.4 million in second mortgages for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(3)	Includes commercial real estate and commercial and industrial loans.

(4)	Consists of multifamily loans.

Loan production increased $84.5 million, or 22.2%, in the second quarter of 2011, and $145.5 million, or 21.7%, for the six month period ended June 30, 2011, when compared to the corresponding 2010 periods. For the second quarter of 2011, the higher volume was mainly driven by an increase of approximately $114.9 million in commercial and industrial loans principally originated by the Company’s U.S. lending unit, an increase of $11.3 million in multifamily residential mortgages and an increase of $11.1 million in conventional conforming mortgage loans originated by the Puerto Rico mortgage lending unit in the 2011 second quarter. These increases were partially offset by a decline of $41.1 million and $7.4 million in the origination of conventional non-conforming loans and FHA/VA loans, respectively, by the Company’s Puerto Rico mortgage lending unit. For the period ended June 30, 2011, the higher volume was mainly attributable to an increase of approximately $224.5 million in commercial loans originated principally by the Company’s U.S. lending unit, an increase of $26.3 million in the origination of conventional conforming mortgage loans, which was partially offset by a decrease of approximately $97.6 million and $9.5 million in the origination of conventional non-conforming mortgage loans and FHA/VA loans, respectively, by the Puerto Rico mortgage lending unit.
The U.S. based middle market syndicated lending strategy is to acquire $5.0 million to $15.0 million participation interests in U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s U.S. based syndicated lending unit.
The decrease in Doral Financial’s originated loans, exclusive of the U.S. based syndicated commercial lending and construction loans, is due to a number of factors including continuing challenging economic conditions in Puerto Rico, competition from other financial institutions, and changes in laws and regulations.
A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the six month periods ended June 30, 2011 and 2010 refinancing transactions represented approximately 65% and 87%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
Table J
Loan Origination Sources

	Six Month Periods Ended June 30,
	2011			2010
	PR	US	Total	PR	US	Total
Consumer	27%	—%	27%	43%	—%	43%
Wholesale (1)	4%	—%	4%	6%	3%	9%
Housing Developments (2)	—%	1%	1%	1%	—%	1%
Commercial and Industrial	1%	62%	63%	—%	39%	39%
Other (3)	—%	5%	5%	1%	7%	8%

Total	32%	68%	100%	51%	49%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

(3)	Refers to commercial real estate, consumer and multifamily loans originated through the banking subsidiaries.
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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
Table K Loans Serviced For Third Parties

	As of June 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2011	2010
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,455,564	$2,272,527
FHLMC/FNMA	2,748,411	2,943,897
Other conventional mortgage loans(1)(2)	2,841,855	3,118,940

Total portfolio serviced for third parties	$8,045,830	$8,335,364

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$8,208,060	$8,655,613
Additions to servicing portfolio	167,538	167,244
Servicing released due to repurchases	(35,094)	(84,647)
MSRs sales	—	(24,045)
Run-off (3)	(294,674)	(378,801)

Ending servicing portfolio	$8,045,830	$8,335,364

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	96,909	99,760
Weighted-average interest rate	6.13%	6.26%
Weighted-average remaining maturity (months)	237	239
Weighted-average gross servicing fee rate	0.41%	0.41%
Average servicing portfolio (4)	$8,126,624	$8,512,746
Principal prepayments	$207,361	$222,161
Constant prepayment rate	4.86%	4.96%
Average size of loans	$83,018	$83,554
Servicing assets, net	$115,785	$113,005
Mortgage-servicing advances (5)	$54,011	$41,609

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.53%	2.60%
90 days or more past due	5.85%	5.10%

Total delinquencies excluding foreclosures	8.38%	7.70%

Foreclosures pending	3.54%	2.99%

(1)	Excludes $4.6 billion and $4.5 billion of mortgage loans owned by Doral Financial at June 30, 2011 and 2010, respectively.

(2)	Includes portfolios of $125.1 million and $0.1 million at June 30, 2011 and 2010, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.5 billion and $4.5 billion at June 30, 2011 and 2010, respectively. Includes reserves for possible losses on P&I advances of $8.8 million and $5.5 million at June 30, 2011 and 2010, respectively.
Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At June 30, 2011 and 2010, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.
The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.5 million for the six month period ended June 30, 2011 and $0.2 billion for the corresponding 2010 period. Total delinquencies excluding foreclosures increased from 7.70% to 8.38% from June 30, 2010 to June 30, 2011 as a result of the economic recession and general deterioration of the mortgage sector, while pending foreclosures increased from 2.99% to 3.54% from June 30, 2010 to June 30, 2011. The Company does not expect significant losses related to these delinquencies since it has a reserve for losses for loans under recourse agreements and for other non-recourse loans has not experienced significant losses in the past.
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
The following items have impacted the Company’s liquidity, funding activities and strategies during 2011 and 2010:
•	changes in short-term borrowings and deposits in the normal course of business;

•	repayment of certain long-term callable certificate of deposits;

•	sales of securities;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	capital contributions to Doral Bank;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012;

•	repurchase of GNMA defaulted loans in 2010;

•	inducement on preferred stock conversions;

•	capital raise of $171.0 million in the second quarter of 2010;

•	efforts to increase retail deposits in the wake of failed Puerto Rico banks; and

•	on July 8, 2010, the Company entered into a collateralized loan arrangement in which $450.0 million of U.S. based commercial loans are funded by $250.0 million from a third party paying 3-month LIBOR plus 1.85%, and $200.0 million by Doral. The entity holding the loans is consolidated by Doral and the third party financing is reported as a note payable. The third party funding provides an additional source of liquidity for the Company’s US operations.
The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.
Liquidity of the Banking Subsidiaries
Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities and other borrowings. In periods previous to June 30, 2011, the Company has used as their primary sources of liquidity term notes backed by FHLB letters of credit and auction term funds to depository institutions granted by the Federal Reserve under Term Auction Facility (“TAF”). The banking subsidiaries have significant investments in loans and investment securities which, together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current challenging liquidity conditions in the U.S. mortgage and credit markets.
Cash Sources and Uses
Doral Financial’s sources of cash as of June 30, 2011 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sales of loans and securities.
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
Doral Financial’s uses of cash as of June 30, 2011 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 effective during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash
The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of June 30, 2011 and December 31, 2010:
Table L
Sources Of Borrowings

	As of June 30, 2011		As of December 31, 2010
	Amount	Average	Amount	Average
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate
Deposits	$4,302,792	1.85%	$4,618,475	2.18%
Repurchase Agreements	442,300	2.55%	1,176,800	3.10%
Advances from FHLB	1,342,849	3.05%	901,420	3.49%
Loans Payable	294,623	2.00%	304,035	1.95%
Notes Payable	510,430	4.78%	513,958	4.91%
As of June 30, 2011, Doral Financial’s banking subsidiaries held approximately $4.0 billion in interest-bearing deposits at a weighted-average interest rate of 1.99%. For additional information on the Company’s sources of borrowings please refer to Notes 17 to 22 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
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
During the second quarter of 2011 the Company increased its FHLB advances, using the proceeds to repay securities sold under agreements to repurchase from the FHLB, reducing contractual interest rates from 4.2% to 1.9%, and the average effective interest rate from 4.1% to 3.7%, and extending average maturity from 2.3 years to 4.0 years. The transaction resulted in a $40.2 million fee which is capitalized and amortized as a yield adjustment. The proceeds from the increase in FHLB advances were used to repay other repurchase agreements, fund new loans, or were retained in cash.
The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
Table M
Average Deposit Balance

	Six Month Period Ended		Year Ended
	June 30, 2011		December 31, 2010
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Certificates of deposit	$674,457	2.13%	$634,924	2.48%
Brokered certificates of deposits	2,216,458	3.14%	2,645,028	2.89%
Regular passbook savings	408,426	1.04%	380,534	1.46%
NOW accounts and other transaction accounts	414,737	0.94%	379,100	1.31%
Money market accounts	509,799	1.48%	416,269	1.94%

Total interest-bearing	4,223,877	2.36%	4,455,855	2.49%
Non-interest bearing	272,204	—%	249,991	—%

Total deposits	$4,496,081	2.22%	$4,705,846	2.36%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2011.
Table N
Certificates of Deposits Maturities

(In thousands)	June 30, 2011
Certificates of deposit maturing:
Three months or less	$249,736
Over three through six months	300,211
Over six through twelve months	493,281
Over twelve months	1,341,188

Total	$2,384,416

The amounts in Table N include $2.0 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.
As of June 30, 2011 and December 31, 2010, Doral Financial’s banking subsidiaries had approximately $2.0 billion and $2.4 billion, respectively, in brokered deposits. Brokered deposits are used by the Company’s banking subsidiaries as a source of long-term funds, and Doral Financial’s banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered by some a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits.
The Company’s banking subsidiaries, as members of the FHLB, have access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of June 30, 2011, Doral Financial’s banking subsidiaries had $1.3 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 3.05%. Please refer to Note 19 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.
The Company also derives liquidity from the sale of mortgage loans in the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.
Other Uses of Cash
Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the six month period ended June 30, 2011, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $66.7 million, compared to $45.8 million for the corresponding 2010 period, and $62.3 million for the fourth quarter of 2010. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans was $125.1 million and $139.6 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $16.2 million and $15.4 million, respectively.

When the Company sells mortgage loans to third parties, which serve as a source of cash, it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics investors are generally entitled to cause the Company to repurchase such loans.
In addition to its servicing and warranty obligations, in the past the Company loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require the Company to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and the Company is required to repurchase more loans than anticipated, the Company’s liquidity requirements would increase. Please refer to “Off-Balance Sheet Activities” below for additional information on these arrangements.
In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require the Company to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of June 30, 2011, the Company’s maximum recourse exposure with FNMA totaled $545.4 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Please refer to Note 25 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.
Under the Company’s repurchase lines of credit and derivative contracts, the Company is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates or other market conditions, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
ASSETS AND LIABILITIES
Doral Financial’s total assets were $8.0 billion at June 30, 2011, compared to $8.6 billion at December 31, 2010.
Total assets at June 30, 2011, when compared to December 31, 2010 were affected by a decrease of $833.6 million in available for sale securities as part of the Company’s deleverage and interest rate risk strategies, which was partially offset by an increase of $206.6 million in cash and due from banks and an increase of $130.2 million in net loan receivable.
Total liabilities were $7.2 billion at June 30, 2011, compared to $7.8 billion at December 31, 2010. Total liabilities as of June 30, 2011 were principally affected by (i) a decrease in brokered deposits of $328.2 million, (ii) a decrease in securities sold under agreements to repurchase of $734.5 million, offset by (iii) an increase in advances from FHLB of $441.4 million and (iv) an increase of $12.5 million in non-brokered deposits.
CAPITAL
Doral Financial reported total equity of $864.3 million at June 30, 2011, compared to $862.2 million at December 31, 2010. The Company reported accumulated other comprehensive income (net of tax) (“OCI”) of $1.6 million as of June 30, 2011, compared to OCI of $4.2 million as of December 31, 2010.
Regulatory Capital Ratios
As of June 30, 2011, Doral Bank PR and Doral Bank US were in compliance with all the applicable regulatory capital requirements as a state non-member bank and federal savings bank, respectively (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level.
Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2011, based on existing Federal Reserve, FDIC and OTS guidelines.

Table N
Regulatory Capital Ratios

	As of June 30, 2011
	Doral	Doral	Doral
	Financial	Bank PR	Bank US
Total Capital Ratio (Total capital to risk-weighted assets)	14.7%	15.4%	12.4%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.4%	14.2%	12.1%
Tier 1 Leverage Ratio (1)	9.1%	8.6%	6.9%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank US.

	As of December 31, 2010
	Doral	Doral	Doral
	Financial	Bank PR	Bank US
Total Capital Ratio (Total capital to risk-weighted assets)	14.5%	15.6%	11.0%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.3%	14.4%	10.7%
Leverage Ratio (1)	8.6%	8.0%	6.5%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank US.
As of June 30, 2011, Doral Financial capital levels exceeded the well capitalized thresholds under applicable federal bank regulatory definitions. The well capitalized thresholds as contained in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require an institution to maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a higher specific capital ratio.
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
As of June 30, 2011 and December 31, 2010, Doral Mortgage maintained $27.7 million and $27.2 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

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
The Company bases fair values on the price that would be received upon sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. It is Doral Financial’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in the current accounting guidance.
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
Approximately 10.38% and 19.3% of the Company total assets at June 30, 2011 and December 31, 2010, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 22.7% and 11.0% of these financial instruments at June 30, 2011 and December 31, 2010, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
Refer to Note 29 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.
OFF-BALANCE SHEET ACTIVITIES
In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the six month periods ended June 30, 2011 and 2010, repurchases amounted to approximately $4.2 million and $50,000, respectively. These repurchases were recorded at fair value and no significant losses were incurred.
In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of delinquent status of the loans. As of June 30, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans amounted to $125.1 million and $139.6 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2011 and December 31, 2010, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.7 billion and $0.8 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the quarter and six month periods ended June 30, 2011, the Company repurchased at fair value $1.4 million and $5.8 million, respectively, pursuant to recourse provisions, compared to $6.7 million and $14.0 million, respectively, for the corresponding periods of 2010.
Doral Financial reserves for its exposure to recourse amounted to $10.1 million and $10.3 million as of June 30, 2011 and December 31, 2010, respectively, and the reserve for other credit-enhanced transactions explained above amounted $8.8 million and $9.0 million as of June 30, 2011 and December 31, 2010, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Quarter Ended	Six Month Period Ended
(In thousands)	June 30, 2011	June 30, 2011
Balance at beginning of period	$9,877	$10,264
Net charge-offs / termination	(100)	(728)
Provision for recourse liability	352	593

Balance at end of period	$10,129	$10,129

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2011.
Table Q
Contractual Obligations

	Payment Due By Period
		Less Than			After
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Deposits	$4,302,792	$2,941,531	$833,959	$453,277	$74,025
Repurchase agreements(1)(2)	442,300	100,000	307,300	35,000	—
Advances from FHLB(1)(2)	1,342,849	214,000	628,027	500,822	—
Loans payable (3)	294,623	28,517	55,870	48,170	162,066
Notes payable	510,430	37,797	13,789	102,110	356,734
Other liabilities	107,642	107,642	—	—	—
Non-cancelable operating leases	50,916	6,225	11,599	10,232	22,860

Total Contractual Cash Obligations	$7,051,552	$3,435,712	$1,850,544	$1,149,611	$615,685

(1)	Amounts included in the table above do not include interest.

(2)	Includes $100.0 million of a repurchase agreement with a fixed rate of 2.98% and which the lender has the right to call before its contractual maturity. The repurchase agreement is included in the less-than-one year category in the above table but has an actual contractual maturity of February 2014. It was included on the first call date basis because increases in interest rates over the average rate of the Company’s borrowings may induce the lender to exercise its right.

(3)	Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 7.5% to estimate the repayments.
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
The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.
Table P
Other Commercial Commitments (1)

	Amount of Commitment Expiration Per Period
	Total
	Amount	Less Than			After
(In thousands)	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to extend credit	$146,982	$86,140	$25,065	$—	$35,777
Commitments to sell loans	98,123	98,123	—	—	—
Commercial and financial standby letters of credit	2,664	2,664	—	—	—
Maximum contractual recourse exposure	653,955	—	—	—	653,955

Total	$901,724	$186,927	$25,065	$—	$689,732

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) market value of equity sensitivity; (iii) effective duration of equity; and (iv) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches, however management continues to emphasize risk management and controls based on net interest income and market value of equity sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:
•	Net Interest Income Sensitivity. Refers to the relationship between market interest rates and net interest income due to the maturity mismatches and repricing characteristics of Doral Financial’s interest-earning assets, interest-bearing liabilities and off-balance sheet positions. To measure net interest income exposure to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques allow for the forecasting of net interest income and expense under various rate scenarios for the measurement of interest rate risk exposures of Doral Financial. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and as such, serves as a measure of short to medium term earnings risk. The basic underlying assumptions used in net interest income simulations are: (i) the Company maintains a static balance sheet; (ii) full reinvestment of funds in similar product/instruments with similar maturity and repricing characteristics; (iii) spread assumed constant; (iv) prepayment rates on mortgages and mortgage related securities are modeled using multi-factor prepayment model; (v) non-maturity deposit decay and price elasticity assumptions are incorporated, and (vi) evaluation of embedded options is also taken into consideration. To complement and broaden the analysis of earnings at risk the Company also performs earning simulations for longer time horizons.

•	Market Value of Equity Sensitivity. Used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. Doral Financial uses value simulation techniques for all financial components of the consolidated statement of financial condition. Valuation techniques include static cash flows analyses, stochastic models to qualify value of embedded options and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the market value of equity to changes in interest rates. Duration measures the linear change in market value of equity caused by changes in interest rates, while, convexity measures the asymmetric changes in market value of equity caused by changes in interest rates due to the presence of options. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the market value of equity to changes in interest rates.

•	Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rate changes on Doral Financial’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions.

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
Hedging the various sources of interest rate risks related to mortgage banking activities is a complex process that requires sophisticated modeling, continuous monitoring and active management. While Doral Financial balances and manages the various aspects relating to mortgage activities, there are potential risks to earnings associated to them. Some of these potential risks are:
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
Doral Financial’s Risk Profile
Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors of the Company. Interest rate sensitivity represents the relationship between market interet rates and the net interest income due to existing maturity and repricing imbalances between interest-earning assets and interest-bearing liabilities. Interest rate sensitivity is also defined as the relationship between market interest rates and the economic value of equity (referred to market value of equity or “MVE”). The interest risk profile of the Company is measured in the context of net interest income, market value of equity, maturity/repricing gaps and effective duration of equity.
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
The tables below present the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases of interest rates, as of June 30, 2011 and December 31, 2010.

As of June 30, 2011	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(6.3)%	1.0%
- 100 BPS	3.6%	0.3%

As of December 31, 2010	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(8.5)%	(0.9)%
- 100 BPS	4.7%	(0.1)%

(1)	Based on 12-month forward change in net interest income.
The net interest income (“NII”) sensitivity measure to a one hundred (100) basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (0.9)% to 1.0% when comparing December 31, 2010 to June 30, 2011. The effect is driven by the continued efforts to reduce maturity/repricing mismatches by extending the maturity in certain wholesale liabilities, sale of investments and the growth of variable rate syndicated loans.
As of June 30, 2011 the market value of equity (“MVE”) showed lower sensitivity to rising interest rates when compared to December 31, 2010. MVE sensitivity to an increase of one hundred (100) basis points in market rates changed from (8.5)% to (6.3)%. The Company has been actively managing the balance sheet to maintain the interest rate risk measures in line with targets mainly by the use of on-balance sheet strategies. The sale of certain investment securities, the continued focus on extending maturity of wholesale funding, issuance of callable funding and growth in variable rate assets, have all contributed to reducing MVE exposure.

The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of June 30, 2011 and December 31, 2010.

(In thousands)	June 30, 2011	December 31, 2010
	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	For Sale Securities	For Sale Securities
+200	$(45,387)	$(180,474)
+100	(19,571)	(47,474)
Base	—	—
-100	6,997	21,917
-200	11,370	34,416
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
The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate caps outstanding at June 30, 2011.
Table R
Interest Rate Caps

(Dollars in thousands)
Notional	Maturity			Fair
Amount	Date	Entitled Payment Conditions	Premium Paid	Value
$15,000	September, 2011	1-month LIBOR over 5.50%	$134	$—
15,000	September, 2012	1-month LIBOR over 6.00%	143	—
15,000	October, 2011	1-month LIBOR over 5.00%	172	—
15,000	October, 2012	1-month LIBOR over 5.50%	182	—
50,000	November, 2012	1-month LIBOR over 6.50%	228	—
50,000	November, 2012	1-month LIBOR over 5.50%	545	1
50,000	November, 2012	1-month LIBOR over 6.00%	350	—

$210,000			$1,754	$1

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at June 30, 2011.

Table S
Interest Rate Swaps

(Dollars in thousands)
Notional	Maturity			Fair
Amount	Date	Pay Fixed Rate	Receive Floating Rate	Value
Cash Flow Hedge
$3,000	September, 2011	4.69%	1-month LIBOR plus 0.02%	$(34)
6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	(86)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(282)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(275)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(2,705)

$74,000				$(3,382)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading activities as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $265.0 million and $310.0 million as of June 30, 2011 and December 31, 2010, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.
Derivatives — Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $74.0 million at both June 30, 2011 and December 31, 2010, respectively. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.
The following table summarizes the total derivatives positions at June 30, 2011 and December 31, 2010, respectively, and their different designations.
Table T
Derivatives Positions

	June 30, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Cash Flow Hedges
Interest rate swaps	$74,000	$(3,382)	$74,000	$(4,677)
Other Derivatives
Interest rate caps	210,000	1	210,000	13
Forward contracts	55,000	(45)	100,000	(741)

	265,000	(44)	310,000	(728)

	$339,000	$(3,426)	$384,000	$(5,405)

The following tables summarize the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.
Table U
Fair Value Reconciliation

Six Month Period Ended
(In thousands)	June 30, 2011
Fair value of contracts outstanding at the beginning of the period	$(728)
Changes in fair values during the period	684

Fair value of contracts outstanding at the end of the period	$(44)

Table V
Sources of Fair Value

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of June 30, 2011	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(45)	$—	$—	$—	$(45)
Prices provided by internal sources	—	1	—	—	1

	$(45)	$1	$—	$—	$(44)

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.
The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and monitors the markets on pledged collateral to minimize credit exposure. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.

Table W
Derivative Counterparty Credit Exposure

(Dollars in thousands)	June 30, 2011
						Weighted Average
	Number of		Total Exposure at	Negative Fair		Contractual Maturity
Rating (1)	Counterparties(2)	Notional	Fair Value (3)	Values	Total Fair Value	(in years)
AA-	1	$180,000	$1	$—	$1	1.27
A+	1	104,000	—	(3,382)	(3,382)	0.98
A	2	55,000	168	(213)	(45)	0.06

Total Derivatives	4	$339,000	$169	$(3,595)	$(3,426)	0.98

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)

(Dollars in thousands)	December 31, 2010
						Weighted Average
	Number of		Total Exposure at	Negative Fair		Contractual Maturity
Rating (1)	Counterparties(2)	Notional	Fair Value (3)	Values	Total Fair Value	(in years)
AA-	1	$180,000	$12	$—	$12	1.76
A+	1	104,000	1	(4,677)	(4,676)	1.47
A	2	100,000	95	(836)	(741)	0.06

Total Derivatives	4	$384,000	$108	$(5,513)	$(5,405)	1.24

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)
Credit Risk
Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities refer to Note 7 of the accompanying financial statements.
Loans receivable are loans that Doral Financial holds for investment and, therefore, the Company is at risk for credit loss over the term of the loans. Because many of the Company’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. The Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. The Company also has a growing portfolio of commercial and construction and land loans, geographically dominated by loans in the New York Metropolitan area, and performance of such loans is subject to the strength of the New York City and US economy.
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

The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the quarter and six month periods ended June 30, 2011 totaled $1.4 million and $5.8 million, respectively, and resulted in a loss of $0.4 million and $0.6 million for the corresponding periods. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.
Historically, Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the residential housing construction sector has decreased from $181.5 million as of December 31, 2010, to $158.0 million as of June 30, 2011. Management expects that the amount of construction loans will continue to decrease in future years.
Puerto Rico and the Company have experienced low levels of new home absorption in recent periods due to the recession in Puerto Rico. As a result, in September 2010, the Governor of Puerto Rico signed into law Act No. 132 of 2010 which established various housing tax and other incentives to stimulate the sale of new and existing housing units. Act No. 115 of July 5, 2011 amended Act No. 132 to extend the expiration of the housing tax and other incentives from June 30, 2011 to October 31, 2011. The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be in effect through October 31, 2011 and have had a favorable impact in the current economic environment in Puerto Rico. The six month period ended June 30, 2011 reflected lower UPB in land acquisition, development, and construction financing performing and non-performing loans compared to December 31, 2010.
For the six month period ended June 30, 2011, the commercial real estate portfolio experienced an increase in late stage delinquency mainly attributed to adverse performance of the small commercial portfolio related to the continued recessionary conditions in Puerto Rico. Management has taken certain actions to mitigate the risk in the portfolio, including leveraging the collections and loss-mitigation resources from the residential mortgage area to the small commercial area as well as expanding advisory services of third party providers for the large commercial area in order to work-out delinquent loans and prevent performing loans from becoming delinquent.
Loan modifications and troubled debt restructurings
With Puerto Rico unemployment of 15.1%, many borrowers have temporarily lost the means to pay their loan contractual principal and interest obligations. As a result of the economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage and consumer loans. The lower level of income and economic activity has also led to fewer new construction residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial real estate, construction and land loans. Doral’s management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral if it is concluded that the borrower’s payment difficulties are temporary and Doral will in time collect the loan principal and agreed upon interest.
Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40, Receivables — Troubled Debt Restructuring by Creditors. TDRs are accounted for based on the provisions of ASC 310-10-35, Receivables-Measurement of Loan Impairment. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current program).
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
Loan modifications that are considered troubled debt restructurings completed as of June 30, 2011 and December 31, 2010 were as follows (all loan modifications are related to loans to Puerto Rico residents):
Table X — Loan modifications considered TDRs

	June 30, 2011		December 31, 2010
		90 days and over		90 days and over
(In thousands)	TDRs	delinquency	TDRs	delinquency
Consumer modifications
Residential mortgage(1)	$713,093	$77,388	$740,889	$142,213
Other consumer	1,098	432	1,257	75

Total consumer	714,191	77,820	742,146	142,288

Commercial
Commercial real estate	$84,326	$16,841	$71,501	$31,314
Commercial and industrial	9,663	—	5,568	71
Construction and land	82,766	24,957	78,847	36,438

Total commercial	176,755	41,798	155,916	67,823

Total TDRs	$890,946	$119,618	$898,062	$210,111

(1) As of December 31, 2010 includes $55.5 million of loan modifications not previously reported as TDRs.
The decrease in residential mortgage TDRs in June 30, 2011 compared to December 31, 2010 is due to the removal from TDR classification of restructured loans that are in compliance with their modified terms and yield a market rate in calendar years after the year in which the restructuring took place.
A significant portion of Doral’s restructured residential mortgage loans were current, paid-off or re-modified as of June 30, 2011, as illustrated by the table of restructured loans that are non-performing at June 30, 2011.

			90 days and over	Percentage of
	Original UPB of	Remaining UPB of	delinquent at	restructured UPB
Year restructured	restructured loans(1)	restructured loans	June 30, 2011 (2)	90 days and over
2007	$5,941	$5,922	$623	10.5%
2008	47,605	44,494	10,379	23.5%
2009	121,523	117,230	26,491	22.6%
2010	420,915	411,648	37,029	9.0%
2011	137,007	133,799	2,866	2.1%

	$732,991	$713,093	$77,388	10.9%

(1)	Excluding loans subject to a second restructure.

(2)	Using bank regulatory definition of four or more payments past due.

Non-performing Loans
Non-performing assets consist of loans on non-accrual basis, other real estate owned and other non-performing assets. Doral discontinues interest income recognition and considers financial assets non-performing when they are 90 days or more past due, except for revolving lines of credit and credit cards which are considered non-performing when they are 180 days or more past due, FHA and VA loans which are considered non-performing when they are 270 days past due, and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (current loan and interest balance as a percentage of collateral value is less than 60%). In addition, any financial asset for which management estimates it will not collect contractual principal or interest is considered non-performing when such judgment is made. When income recognition is discontinued for a loan, all accrued but unpaid interest to date is reversed against current period income. Such interest, if collected in the future, is credited to income in the period of the recovery, and the loan returns to accrual status when it becomes current and/or collectability is reasonably assured. The Company also places in non-accrual status all residential construction loans classified as substandard whose sole source of payment is interest reserves funded by Doral Financial. For the quarter and six month period ended June 30, 2011, the Company would have recognized $20.9 million and $12.1 million, respectively, compared to $14.4 million and $24.9 million for the corresponding 2010 periods, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount includes interest reversal on loans placed on non-accrual status during the period.
For consumer loans (primarily residential real estate), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. Doral’s loan underwriters must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product and placed on a probation period. When the loan is returned to accrual status, Doral reviews the loan on a monthly basis to ensure that payments are made during the probationary period. If a payment is not made during this probationary period the loan is immediately returned to non-accrual status. Also, if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. Consumer loans not delinquent 90 days or more that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans except the receipt of the three months of payment in advance of the restructures is waived.
For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial, construction and land loans), the loans are underwritten by the Collections or Commercial function, depending on the loss-mitigation alternative, the intent and ability of the borrower to service the debt under the revised terms scrutinized, and if approved for the TDR, the borrower is placed on a six month probationary period during which the customer is required to make six consecutive payments (or equivalent in a lump sum) before the loan is returned to accrual status. Upon receiving six consecutive months of payments, the commercial loan is returned to accrual status. If the loan was in accrual status at the time of the TDR, the loan is kept in accrual status if the ultimate collection of principal and interest is not in question, and placed in a probationary period. If a payment is missed during the probationary period, the loan reverts to its original terms and collections/foreclosure procedures begin from the point at which they stood prior to the restructure.

The following table sets forth information with respect to Doral Financial’s non-performing loans, OREO and other NPAs as of the dates indicated:
Table Y — Non-Performing Assets

	June 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$279,529	$820	$280,349	$278,675	$2,166	$280,841
Lease financing receivables	199		199	415	—	415
Other consumer (2)	500		500	404	—	404

Total non-performing consumer, excluding FHA/VA	280,228	820	281,048	279,494	2,166	281,660

Non-performing commercial
Commercial real estate	167,643	—	167,643	193,556	—	193,556
Commercial and industrial	2,731	—	2,731	2,522	—	2,522
Construction and land	107,516	1,610	109,126	147,127	1,610	148,737

Total non-performing commercial	277,890	1,610	279,500	343,205	1,610	344,815

Total non-performing loans, excluding FHA/VA	$558,118	$2,430	$560,548	$622,699	$3,776	$626,475

OREO and repossessed units
Residential mortgage	$53,381	$—	$53,381	$63,794	$—	$63,794
Commercial	20,163	—	20,163	17,599	—	17,599
Construction and land	27,305	650	27,955	18,230	650	18,880
Other	111	—	111	75	—	75

Total OREO and repossessed units	$100,960	$650	$101,610	$99,698	$650	$100,348

Non-performing FHA/VA guaranteed residential(1)(3)(4)	$79,179	$—	$79,179	$121,305	$—	$121,305
Other non-performing assets	3,204	—	3,204	3,692	—	3,692

Total non-performing assets (5)	$741,461	$3,080	$744,541	$847,394	$4,426	$851,820

Total NPAs as a percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)			12.73%			14.85%

Total NPAs as a percentage of consolidated total assets			9.29%			9.85%
Total non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			9.85%			11.29%
Ratio of allowance for loan and lease losses to total non-performing loans (excluding loans held for sale) at end of period (5)			16.75%			19.82%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.

(2)	Includes delinquency related personal, revolving lines of credit and other consumer loans.

(3)	Does not include approximately $115.3 million and $112.8 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of June 30, 2011 and December 31, 2010, respectively.

(4)	FHA loans are placed in accrual status until 270 days delinquent because the principal balance of these loans is insured or guaranteed under applicable FHA program and interest is, in most cases, fully recovered in foreclosures proceedings. Accordingly, total non-performing FHA guaranteed residential mortgage loans exclude $16.8 million and $31.5 million of FHA loans as of June 30, 2011 and December 31, 2010, respectively, that were 90 days or more past due.

(5)	Excludes FHA and VA claims amounting to $15.2 million and $12.5 million as of June 30, 2011 and December 31, 2010, respectively.

The following tables provide the non-performing loans activity by portfolio for the periods indicated.
Table Z — Non-Performing Loans Activity

	Quarter Ended June 30, 2011
	Non-					Commercial
	FHA/VA	Other	Total	Commercial	Construction	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	and Land	Industrial	Commercial	Total
Balance at beginning of period	$254,942	$551	$255,493	$187,076	$126,190	$2,789	$316,055	$571,548
Additions	74,441	780	75,221	9,884	1,883	859	12,626	87,847
Repurchases	—	—	—	—	—	—	—	—
Remediated/Cure	(46,395)	(450)	(46,845)	(17,271)	(214)	(457)	(17,942)	(64,787)
Foreclosed	—	—	—	(3,628)	—	—	(3,628)	(3,628)
Write-downs	(2,639)	(182)	(2,821)	(8,418)	(18,733)	(460)	(27,611)	(30,432)

	$280,349	$699	$281,048	$167,643	$109,126	$2,731	$279,500	$560,548

	Quarter Ended June 30, 2010
	Non-					Commercial
	FHA/VA	Other	Total	Commercial	Construction	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	and land	Industrial	Commercial	Total
Balance at beginning of period	$407,256	$1,148	$408,404	$157,443	$304,413	$1,908	$463,764	$872,168
Additions	84,768	1,373	86,141	24,011	60,058	2,312	86,381	172,522
Repurchases	6,672	—	6,672	—	—	—	—	6,672
Remediated/Cure	(65,211)	(737)	(65,948)	(9,402)	(69,780)	(877)	(80,059)	(146,007)
Foreclosed	(19,833)	—	(19,833)	(1,386)	(104)	—	(1,490)	(21,323)
Write-downs	(10,676)	(722)	(11,398)	(1,423)	(39,488)	—	(40,911)	(52,309)

Balance at end of period	$402,976	$1,062	$404,038	$169,243	$255,099	$3,343	$427,685	$831,723

	Six Months Ended June 30, 2011
	Non-					Commercial
	FHA/VA	Other	Total	Commercial	Construction	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	and Land	Industrial	Commercial	Total
Balance at beginning of period	$280,841	$819	$281,660	$193,556	$148,737	$2,522	$344,815	$626,475
Additions	121,702	1,662	123,364	24,647	4,625	1,873	31,145	154,509
Repurchases	2,628	—	2,628	—	—	—	—	2,628
Remediated/Cure	(107,317)	(1,101)	(108,418)	(36,592)	(10,006)	(1,185)	(47,783)	(156,201)
Foreclosed	(11,640)	—	(11,640)	(5,550)	(13,907)	—	(19,457)	(31,097)
Write-downs	(5,865)	(681)	(6,546)	(8,418)	(20,323)	(479)	(29,220)	(35,766)

Balance at end of period	$280,349	$699	$281,048	$167,643	$109,126	$2,731	$279,500	$560,548

	Six Months Ended June 30, 2010
	Non-					Commercial
	FHA/VA	Other	Total	Commercial	Construction	and	Total
(In thousands)	Residential	Consumer	Consumer	Real Estate	and land	Industrial	Commercial	Total
Balance at beginning of period	$397,698	$1,610	$399,308	$130,811	$306,954	$933	$438,698	$838,006
Additions	162,930	2,020	164,950	62,638	103,861	3,708	170,207	335,157
Repurchases	11,864	—	11,864	—	—	—	—	11,864
Remediated/Cure	(123,632)	(1,846)	(125,478)	(18,256)	(115,081)	(1,075)	(134,412)	(259,890)
Foreclosed	(32,138)	—	(32,138)	(4,271)	(1,116)	(25)	(5,412)	(37,550)
Write-downs	(13,746)	(722)	(14,468)	(1,679)	(39,520)	(198)	(41,397)	(55,865)

Balance at end of period	$402,976	$1,062	$404,038	$169,243	$255,098	$3,343	$427,684	$831,722

Non-performing loans (excluding FHA/VA loans guaranteed by the US government) as of June 30, 2011 were $560.5 million, a decrease of $65.9 million and $271.2 million from December 31, 2010 and June 30, 2010, respectively. Major fluctuations during the period ended June 30, 2011 are reflected in the commercial and industrial and the construction and land portfolios, with decreases of $25.9 million and $39.6 million, respectively. The six month period ended June 30, 2011 reflected decreases of $122.6 million and $146.0 million in the residential mortgage and construction and land portfolios, respectively. Non-performing loans have decreased during 2011 due to collection efforts and loan restructuring resulting returning loans to current status. Additionally, second quarter 2011 charge-offs totaled $40.4 million compared to the second quarter 2010 charge-offs of $57.5 million. Historically, Doral’s charge-off policy has been to reduce the reported balance of a collateral dependent loan (a loan is collateral dependent when the liquidation of collateral is considered the likely source of repayment of a delinquent loan) by a charge to the allowance for loan and lease losses upon receipt of a current market appraised value. However, due to long delays in receiving new market value appraisals of properties in Puerto Rico, Doral implemented a methodology to estimate market values for all properties based upon the changes in market values in new appraisals it has received. During the second quarter of 2011, Doral adopted the practice of charging off the excess of the loan balance before charge-off over the estimated fair value of the property collateralizing the loan considered uncollectible. This new practice also reduces the reported allowance for loan and lease losses and the coverage ratios that exclude the amount previously charged-off.
Non-performing assets, including non-performing loans (discussed above), decreased by $107.2 million, or 12.5%, as of June 30, 2011, compared to December 31, 2010. The decrease in non-performing loans compared to December 31, 2010 was complemented by a decrease in non-performing FHA/VA guaranteed loans of $42.1 million. As of June 30, 2011, Doral reported a total of $280.4 million of non-performing residential loans excluding FHA/VA guaranteed loans, which represents 7.7% of total residential loans (excluding FHA/VA guaranteed loans) and 50.0% of total non-performing loans.
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
Table AA
Composition of Mortgage Non-Performing Loans
June 30, 2011

Collateral Type	Loan To Value	Distribution
FHA/VA loans	n/a	23.9%
Loans with private mortgage insurance	n/a	5.6%
Loans with no mortgage insurance	< 60%	8.1%
	61-80%	21.2%
	81-90%	13.9%
	Over 91%	27.3%

Total loans		100.0%

Actual LTV ratios, calculated based on current unpaid balances and original property values, are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the different LTV levels of individual loans.
Doral’s construction and land loan portfolio reflected a decrease in non-performing loans due primarily to charge-offs of $21.8 million and $23.4 million during the quarter and six month periods ended on June 30, 2011. Construction and land had non-performing loans of $109.1 million as of June 30, 2011, or 19.5% (98.5% of which are in Puerto Rico), of total non-performing loans. As of June 30, 2011 and December 31, 2010, 27.9% and 32.4%, respectively, of the loans within the construction and land portfolio were considered non-performing loans. The sale of a portion of the construction loan portfolio during 2010 reduced the Company’s risk to this sector, however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.

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
During 2010 and the six month period ended June 30, 2011, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico, other than a new commitment amounted to $124.9 million entered during the third quarter of 2010, related to the sale of an asset portfolio to a third party on July 2010, consisting of performing and non-performing late-stage residential construction and development loans and real estate. Commitments to fund new construction loans in the US totaled $2.4 million and $39.4 million for the quarter and six month period ended June 30, 2011, compared to $23.3 million and $41.1 million for the corresponding 2010 period.
The following table presents further information on the Company’s construction portfolio.
Table BB — Construction and land loan portfolio analysis

	June 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$157,915	$300	$158,215	$181,240	$300	$181,540
Multi-family, condominium, commercial and land construction loans	151,675	80,030	231,705	168,659	108,535	277,194
Undisbursed funds under existing commitments (1)	47,114	15,495	62,609	44,336	9,539	53,875
Total non-performing	107,516	1,610	109,126	147,127	1,610	148,737
Net charge offs	23,359	—	23,359	54,944	991	55,935
Allowance for loan losses	9,634	1,516	11,151	22,761	2,265	25,026
Non-performing construction to total construction loans	34.73%	2.00%	27.99%	42.05%	1.48%	32.42%
Net charge-offs on an annualized basis to total construction loans	15.22%	—%	12.08%	15.70%	0.91%	12.19%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.
The following table sets forth information with respect to the Company’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.
Table CC — Loans past due 90 days and still accruing

	June 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing
Residential mortgage (1)	$—	$—	$—	$—	$—	$—
Credit cards (2)	960	—	960	973	—	973
Other consumer (3)	1,059	—	1,059	1,022	—	1,022

Total consumer loans past due 90 days and still accruing	2,019	—	2,019	1,995	—	1,995

Commercial loans past due 90 days and still accruing
Commercial and industrial	655	—	655	560	—	560

Total loans past due 90 days and still accruing	$2,674	$—	$2,674	$2,555	$—	$2,555

(1)	Excludes $16.8 million and $31.5 million, FHA/VA guaranteed residential mortgages past due 90 days and still accruing, as of June 30, 2011 and December 31, 2010, respectively.

(2)	Credit cards until 180 days delinquent.

(3)	Revolving lines of credit until 180 days delinquent.

Detailed below is information on loans 30 to 89 days past due as of the periods indicated. This table excludes GNMA defaulted loans 30 to 89 days past due (for which the Company has the option, but not an obligation, to buy back from the pools serviced) and FHA/VA guaranteed loans.
Table DD — Loans past due 30-89 days

	June 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Past-due 30-89 days consumer
Residential mortgage (1)	$87,545	$—	$87,545	$71,750	$—	$71,750
Lease financing receivables	219	—	219	245	—	245
Other consumer	804	—	804	1,343	—	1,343

Total past-due consumer	88,568	—	88,568	73,338	—	73,338

Past-due 30-89 days commercial
Commercial real estate	35,057	—	35,057	35,353	—	35,353
Construction and land	3,235	—	3,235	2,286	—	2,286
Commercial and industrial	366	—	366	3,900	—	3,900

Total past-due commercial	38,658	—	38,658	41,539	—	41,539

Total past-due loans (2)	$127,226	$—	$127,226	$114,877	$—	$114,877

(1)	Excludes $3.6 million and $7.4 million of FHA/VA guaranteed loans.

(2)	Regulatory guidance regarding days past due followed by many banks provides that the number of days past due may be based upon the number of payments missed. According to this regulatory guidance, monthly pay loans are reported as 30 days past due when the borrower has missed two payments. Doral follows this guidance in its reporting except that it more conservatively reports loans 90 days past due based upon the contractual number of days past due.
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
OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. OREO sales improved in the second quarter of 2011 compared to 2010 due to the Company’s strategic decision to reduce pricing on the OREO portfolio in order to accelerate sales. The accelerated disposition of OREO is expected to reduce the carrying costs of OREO.
During the six month period ended June 30, 2011, the Company sold 294 OREO properties, representing $49.3 million in unpaid balance. Total proceeds amounted to $31.4 million, representing the recovery of 62.1% and 62.6% of unpaid principal balance and appraised value, respectively. For the six month period ended June 30, 2010, the Company sold 135 OREO properties, representing $14.3 million in unpaid principal balance. Total proceeds amounted to $12.2 million, representing the recovery of 85.4% and 100.1% of unpaid principal balance and appraised value, respectively. Gains and losses on sales of OREO are recognized in other expenses in the Company’s Consolidated Statements of Operations.

The following presents the activity of OREO for the periods indicated:
Table EE — Other real estate owned activity

	Quarters Ended June 30,
(In thousands)	2011	2010
Balance at beginning of period	$103,767	$100,345
Additions	22,368	37,368
Sales	(22,147)	(6,161)
Retirements	(1,882)	(1,735)
Lower of cost or market adjustments	(607)	(26,640)

Balance at end of period	$101,499	$103,177

	For the six month period ended June 30,
(In thousands)	2011	2010
Balance at beginning of period	$100,273	$94,219
Additions	51,740	56,090
Sales	(44,873)	(13,139)
Retirements	(4,266)	(4,124)
Lower of cost or market adjustments	(1,375)	(29,869)

Balance at end of period	$101,499	$103,177

Allowance for Loan and Lease Losses (“ALLL”)
The Company estimates and records its ALLL on a monthly basis. For all performing loans and non-performing small balance homogeneous loans (including residential mortgages, consumer, construction, commercial real estate and commercial under $1.0 million; and performing construction, commercial real estate and commercial greater than $1.0 million) the ALLL is estimated based upon estimated probability of default and loss given default by shared product characteristics using the Company’s historical experience. For larger construction, commercial real estate and commercial loans (loan balance greater than $1.0 million) that are 90 or more days past due or are, otherwise considered to be impaired, management estimates the related ALLL based upon an analysis of each individual loans’ characteristics. The ALLL estimate methodologies are described more fully in the following paragraphs.
Residential mortgage. The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers recent experience of rolls of loans from one delinquency bucket into the next. In determining the allowance for loan and lease losses for residential mortgage loans, for purposes of forecasting the future behavior of the portfolio, the Company determined that it should only use the roll-rates of relatively recent months, which reflect both, the deteriorating economic conditions in Puerto Rico, and the effect of the Company’s increased collections efforts. Using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends and management changes. Severity of loss is calculated based on historical results from foreclosure and ultimate disposition of collateral. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 6% and 33% depending on the different loan types and loan-to-value ratios, and up to 100% for second mortgages.
Construction, commercial real estate, commercial and industrial and land. The ALLL for performing construction, commercial real estate, commercial and industrial and land is estimated considering either the probability of the loan defaulting in the next twelve months and the estimated loss incurred in the event of default or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The probability of a loan defaulting is based upon the Company’s experience in its current portfolio. The loss incurred upon default is based upon the Company’s actual experience in resolving defaulted loans.
Construction, commercial real estate, commercial and industrial and land loans with principal balances greater than $1.0 million that are not performing, or when management estimates it may not collect all contractual principal and interest, are considered impaired and are measured for impairment individually.
The Company evaluates impaired loans and estimates the valuation allowance based on ASC 310-10-35 (formerly SAS 114). Commercial and construction loans over $1.0 million that are classified more than 90 days past due, or when management is concerned about the collection of all contractual amounts due, are evaluated individually for impairment. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. During the third quarter of 2010, given certain risk indicators, management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due and recorded an incremental provision of $3.0 million.
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
Consumer. The ALLL for consumer loans is estimated based upon the historical charge-off rate using the Company’s historical experience. The ALLL is supplemented by the Company’s policy to charge-off all amounts in excess of the collateral value when the loan principal or interest is 120 days or more days past due.
Generally, the percentage of the allowance for loan and lease losses to non-performing loans will not remain constant due to the nature of the Company’s loan portfolios, which are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance, management considers such factors as default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and the degree of risk inherent in the loan portfolios. Allocated general reserves are supplemented by a macroeconomic or emerging risk reserve. This portion of the total allowance for loan and lease losses reflects management’s evaluation of conditions that are not directly reflected in the loss factors used in the determination of the allowance. The conditions evaluated in connection with the macroeconomic and emerging risk allowance include national and local economic trends, industry conditions within the portfolios, recent loan portfolio performance, loan growth, changes in underwriting criteria and the regulatory and public policy environment.
Loans, or portions of loans, estimated by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts estimated by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance may be necessary. If economic conditions change substantially from the assumptions used by the Company in determining the allowance for loan and lease losses further increases in the allowance may be required.

The following table summarizes the Company’s provisions, charge-offs and recoveries for the ALLL for the indicated periods and provides allocation of the ALLL to the various loan products.
Table FF — Allowance for Loan and Lease Losses

	Quarters Ended June 30,
	2011			2010
(Dollars in thousands)	PR	US	Total	PR	US	2010
Balance at beginning of period	$114,768	$5,436	$120,204	$143,603	$3,878	$147,481
Provision for loans and lease losses:
Non-FHA/VA residential mortgage	5,405	5	5,410	18,719	50	18,769
Lease financing receivables	(148)	—	(148)	64		64
Other consumer	1,002	—	1,002	1,580		1,580

Total consumer	6,259	5	6,264	20,363	50	20,413
Commercial real estate	4,336	36	4,372	4,754	17	4,771
Commercial and industrial	(647)	1,056	409	1,669	59	1,728
Construction and land	2,931	(653)	2,278	17,301	404	17,705

Total commercial	6,620	439	7,059	23,724	480	24,204

Total provision for loan and lease losses	12,879	444	13,323	44,087	530	44,617
Charge-offs:
Non-FHA/VA residential mortgage	(4,271)	—	(4,271)	(14,497)	—	(14,497)
Lease financing receivables	(121)	—	(121)	(202)	—	(202)
Other Consumer	(1,118)	—	(1,118)	(1,903)	—	(1,903)

Total consumer	(5,510)	—	(5,510)	(16,602)	—	(16,602)
Commercial real estate	(12,755)	—	(12,755)	(430)	—	(430)
Commercial and industrial	(407)	—	(407)	(978)	—	(978)
Construction and land	(21,769)	—	(21,769)	(38,498)	(991)	(39,489)

Total commercial	(34,931)	—	(34,931)	(39,906)	(991)	(40,897)

Total charge-offs	(40,441)	—	(40,441)	(56,508)	(991)	(57,499)

Recoveries:
Non-FHA/VA residential mortgage	—	—	—	—	—	—
Lease financing receivables	176	—	176	83	—	83
Other consumer	191	—	191	189	—	189

Total consumer	367	—	367	272	—	272
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	19	—	19	43	—	43
Construction and land	—	—	—	—	—	—

Total commercial	19	—	19	43	—	43

Total recoveries	386	—	386	315	—	315

Net charge-offs	(40,055)	—	(40,055)	(56,193)	(991)	(57,184)

Balance at end of period	$87,592	$5,880	$93,472	$131,497	$3,417	$134,914

ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			3.70%			2.47%
ALLL as a percentage of loans receivable outstanding, at the end of period			1.64%			2.44%
Provision for loan and lease losses to net charge-offs			33.26%			78.02%

	Quarters Ended June 30,
	2011			2010
(Dollars in thousands)	PR	US	Total	PR	US	2010
Net charge-offs to average loans receivable outstanding			0.71%			1.03%
ALLL to net charge-offs on an annualized basis			58.18%			58.82%

The following table summarizes Doral Financial’s provisions, charge-offs and recoveries for the ALLL for the periods indicated and provides allocation by loan categories.
Table GG — Allowance for Loan and Lease Losses

	Six Month Periods Ended June 30,
	2011			2010
(Dollars in thousands)	PR	US	Total	PR	US	2010
Balance at beginning of period	$117,821	$5,831	$123,652	$136,878	$3,896	$140,774
Provision (recovery) for loans and lease losses:
Non-FHA/VA residential mortgage	6,150	15	6,165	25,312	66	25,378
Lease financing receivables	(430)	—	(430)	(190)	—	(190)
Other consumer	1,779	—	1,779	3,467	—	3,467

Total consumer	7,499	15	7,514	28,589	66	28,655
Commercial real estate	(1,419)	35	(1,384)	7,822	17	7,839
Commercial and industrial	(448)	748	300	1,618	36	1,654
Construction and land	10,233	(749)	9,484	19,997	393	20,390

Total commercial	8,366	34	8,400	29,437	446	29,883

Total provision (recovery) for loan and lease losses	15,865	49	15,914	58,026	512	58,538

Charge-offs:
Non-FHA/VA residential mortgage	(7,497)	—	(7,497)	(19,212)	—	(19,212)
Lease financing receivables	(231)	—	(231)	(512)	—	(512)
Other Consumer	(2,606)	—	(2,606)	(4,042)	—	(4,042)

Total consumer	(10,334)	—	(10,334)	(23,766)	—	(23,766)
Commercial real estate	(12,755)	—	(12,755)	(686)	—	(686)
Commercial and industrial	(426)	—	(426)	(1,176)	—	(1,176)
Construction and land	(23,359)	—	(23,359)	(38,530)	(991)	(39,521)

Total commercial	(36,540)	—	(36,540)	(40,392)	(991)	(41,383)

Total charge-offs	(46,874)	—	(46,874)	(64,158)	(991)	(65,149)

Recoveries:
Non-FHA/VA residential mortgage	—	—	—	—	—	—
Lease financing receivables	478	—	478	109	—	109
Other consumer	283	—	283	404	—	404

Total consumer	761	—	761	513	—	513
Commercial real estate	—	—	—	50	—	50
Commercial and industrial	19	—	19	66	—	66
Construction and land	—	—	—	122	—	122

Total commercial	19	—	19	238	—	238

Total recoveries	780	—	780	751	—	751

Net charge-offs	(46,094)	—	(46,094)	(63,407)	(991)	(64,398)

Balance at end of period	$87,592	$5,880	$93,472	$131,497	$3,417	$134,914

ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			3.70%			2.74%
ALLL as a percentage of loans receivable outstanding, at the end of period			1.64%			2.44%
Provision for loan losses to net charge-offs			34.53%			90.90%
Net charge-offs to average loans receivable outstanding			0.83%			1.16%
ALLL to net charge-offs on an annualized basis			100.56%			103.89%

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the allocation of Doral Financial’s allowance for loans and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:
Table HH — Allocation of Allowance for Loans and Lease Losses

	June 30, 2011				December 31, 2010
(Dollars in thousands)	PR	US	Total	Percentage	PR	US	Total	Percentage
Consumer:
Residential mortgage	$54,903	$252	$55,155	59%	$56,250	$237	$56,487	46%
Lease financing receivable	335	—	335	—%	518	—	518	—%
Other consumer	5,212	—	5,212	6%	5,756	—	5,756	5%

Total consumer	60,450	252	60,702	65%	62,524	237	62,761	51%

Commercial:
Commercial real estate	15,388	185	15,573	17%	29,562	150	29,712	24%
Commercial and industrial	2,119	3,927	6,046	6%	2,974	3,179	6,153	5%
Construction and land	9,635	1,516	11,151	12%	22,761	2,265	25,026	20%

Total commercial	27,142	5,628	32,770	35%	55,297	5,594	60,891	49%

Total	$87,592	$5,880	$93,472	100%	$117,821	$5,831	$123,652	100%

As of June 30, 2011, the Company’s allowance for loan and lease losses was $93.5 million, a decrease of $30.2 million from $123.7 million as of December 31, 2010. This reduction was driven by a decrease of $14.1 million and $13.9 million in the ALLL related to commercial real estate loans and the construction and land portfolio, respectively, primarily as a result of charge-offs. The second quarter provision for loan losses of $13.3 million declined $31.3 million compared to the second quarter of 2010. The second quarter 2011 provision resulted from (i) new market information received increasing estimated losses on loans evaluated individually for impairment in the second quarter, and (ii) an increase in past due residential mortgage loans. The June 2010 provision included a $12.6 million charge to reduce certain construction loans to lower of cost or market when transferred to loans held for sale and an $8.0 million charge due to increased severities on other real estate owned properties resulting from management’s strategic decision to accelerate OREO dispositions, in addition to higher provisions driven by higher delinquencies in 2010 compared to 2011. The provision for loan and lease losses for the six month period ended June 30, 2011 totaled $15.9 million compared to $58.5 million for the same period in 2010. The decrease of $42.6 million in the provision was mainly related to the previously mentioned charges of $12.6 million for loans reclassified to held for sale and $8.0 million for increased severities on OREO as well as higher delinquencies which drove higher provisions in 2010 compared to 2011.
Net charge-offs for the second quarter of 2011 decreased by $17.1 million when compared to June 30, 2011. Construction and land loans and residential mortgage loans reflected a decrease in charge-offs during the second quarter of 2011 compared to 2010 of approximately $17.2 million and $10.2 million, respectively. This decrease was partially offset by an increase of $12.3 million in charge-offs related to the commercial real estate portfolio. The increase in charge-off is the result of the Company’s adoption of a new practice of assessing the collectability of long term delinquent collateral dependent loans described earlier in the document.
Net charge-offs for the six months ended June 30, 2011 decreased $18.3 million when compared to the same period during 2010. The construction and land portfolios reflect a decrease of $16.2 million, while the residential mortgage and consumer portfolios reflect a decrease of $11.7 million and $1.4 million, respectively. The commercial real estate portfolio reflects an increase of approximately $12.0 million during the period ended June 30, 2011. As mentioned previously, this increase is mostly related to the adoption of a new practice of access the collectability of long term delinquent collateral dependent loans. The allowance for loan and lease losses coverage ratios as of June 30, 2011 and December 31, 2010 (including and excluding the effect of partial charge-offs and credit related discounts) was as follows:

Table II — Allowance for Loan and Lease Losses Coverage Ratios

	June 30, 2011				December 31, 2010
	ALLL plus partial charge-				ALLL plus partial charge-
	offs and discount as a % of: (1)		ALLL as a % of: (2)		offs and discount as a % of: (1)		ALLL as a % of: (2)
	Loans (3)	NPLs	Loans (3)	NPLs	Loans (3)	NPLs	Loans (3)	NPLs
Consumer
Residential mortgage	2.43%	29.70%	1.56%	19.82%	2.46%	31.77%	1.59%	20.29%
Lease financing receivable	12.09	167.84	12.09	167.84	10.78	124.82	10.78	124.82
Consumer	11.91%	1,053.51%	11.80%	1,042.60%	11.22%	1,431.68%	11.17%	1,424.75%

Total consumer	2.55%	31.64%	1.70%	21.76%	2.60%	33.94%	1.74%	22.48%

Commercial
Commercial real estate	5.91%	24.45%	2.34%	9.32%	7.17%	26.33%	4.31%	15.37%
Commercial and industrial	0.70%	230.54%	0.66%	218.86%	0.97%	243.97%	0.97%	243.97%
Construction and land	15.66%	64.46%	2.86%	10.22%	12.79%	42.00%	5.46%	16.83%

Total commercial	5.73%	42.14%	1.66%	11.75%	6.55%	34.68%	3.42%	17.67%

Total	3.70%	36.89%	1.64%	16.75%	3.92%	33.83%	2.29%	19.82%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs and discounts.

(2)	Loans and NPL amounts are not increased by the amount of partial charge-offs and discounts.

(3)	Excludes FHA/VA guaranteed loans and loans on saving deposits.
Doral discontinued new construction lending in Puerto Rico in 2007, new commercial real estate and commercial and industrial lending in Puerto Rico in 2008, and significantly tightened its residential underwriting standards in 2009. Doral’s seasoned vintages, where problems have been identified and addressed in previous periods, currently require smaller additional provisions. Considering the effect of the partial charge-offs, the Company’s coverage ratio was 3.70% as of June 30, 2011 and 3.92% as of December 31, 2010. The 22 basis point decline in the allowance to loans coverage ratio, considering partial charge-offs, was largely due to the increase in the loan portfolio and the charge-offs. The allowance to non-performing loan coverage ratio increased 306 basis points due to lower non-performing loans and the second quarter provision.
The allowance for loan and lease losses represented 1.64% of period-end loans receivable at June 30, 2011, a decrease of 80 basis points compared with 2.44% at December 31, 2010. The allowance for loan and lease losses to non-performing loans (excluding non-performing loans held for sale) was 16.75%, a decrease of 307 basis points compared to 19.82% for December 31, 2010. These ratios do not consider partial charge-offs, and their decrease results from the high level of partial charge-offs recorded in the second quarter.
The following table summarizes the Company’s recorded investment in impaired loans and its related allowance:
Table JJ — Impaired loans and related allowance

(In thousands)	June 30, 2011	December 31, 2010 (1)
Impaired loans with allowance	$665,319	$773,106
Impaired loans without allowance	545,065	486,550

Total impaired loans	$1,210,384	$1,259,656

Related allowance	$39,651	$68,693

(1) Includes $65.7 million of impaired loans not previously reported as TDRs.
Historically, Doral reduced the reported balance of collateral dependent commercial, construction and land loans (a loan is collateral dependent when the loan collateral is considered the likely source of repayment of a delinquent loan) by a charge to the allowance for loan and lease losses upon receipt of a current market appraised value. As a result of significant delays in receiving new market value appraisals on Puerto Rico property, Doral has developed a methodology to estimate market values for all commercial real estate, construction and land properties, based upon the changes in market values in new appraisals received. Based on this new practice, during the second quarter of 2011, the Company recorded a charge-off on the difference between the loan balance before the charge-off and the estimated fair value of the property collateralizing the loan. Pursuant to this provision, total charge-offs for the second quarter of 2011 totaled $30.1 million.

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
Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which Puerto Rico gross national grew by only 0.5%. Puerto Rico’s real gross national product decreased by 1.2%, 2.9% and 4.0%, respectively, for fiscal years 2007, 2008 and 2009. According to the Puerto Rico Planning Board’s latest projections, Puerto Rico real gross national product was projected to have contracted 3.8% and 1.0% during fiscal years 2010 and 2011, respectively. Puerto Rico’s real gross national product for fiscal year 2012, however, is projected to grow by 0.7%.
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
On August 8, 2011 Moody’s Investors Service downgraded the long-term debt rating of the Commonwealth of Puerto Rico from A3 to Baal. The action by Moody’s was primarily due to the financial situation of the three Puerto Rico government’s pension systems. As of June 30, 2010, the date of the latest actuarial valuations of the retirement systems, the unfunded actuarial accrued liability (including basic and system administered benefits) for the Employees Retirement System, the Teachers Retirement System and the Judiciary Retirement System was $17.8 billion, $7.1 billion and $283 million, respectively, and the funded ratios were 8.5%, 23.9% and 16.4%, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2011. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on these proceedings, refer to Note 26 to the unaudited interim consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
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
On August 13, 2009, Mario S. Levis, former Treasurer of Doral, filed a complaint against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company breached a contract with the plaintiff and the Company’s by-laws by failing to advance payment of certain legal fees and expenses that Mr. Levis has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of the Company’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. On December 16, 2009, the parties entered into a settlement agreement. On December 17, 2009, Mr. Levis’ motion for a preliminary injunction was denied as moot, and all further proceedings were stayed.
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
ITEM 1A. RISK FACTORS
Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth in Item 1A-Risk Factors of the Company’s 2010 Annual Report on Form 10-K as updated by the information set forth below and other filings made by the Company with the Securities and Exchange Commission. These risk factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our previous filings with the Securities and Exchange Commission. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations. Please also refer to the section titled “Forward Looking Statements” in this Quarterly Report on Form 10-Q.
Recent and/or future U.S. credit downgrades or changes in outlook by major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.
On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. It is difficult to predict the effect of these actions, or any future downgrades or changes in outlook by Standard & Poor’s or either of the other two major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including agency securities, and the securities markets more broadly, and consequently could impact the value and liquidity of financial assets, including assets in our investment portfolio. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowing under repurchase agreements, at reasonable terms. In turn, this could have a material adverse effect on our liquidity, financial condition and results of operations.
The Company has been and could continue to be negatively affected by adverse economic conditions.
The United States and other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected, and are likely to continue to negatively affect for some time, the Company’s assets, including its loans and securities portfolios, capital levels, results of operations and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have stabilized the severe financial crisis that occurred in the second half of 2008, but the extent to which these programs and policies will assist in an economic recovery or may lead to adverse consequences, whether anticipated or unanticipated, is still unclear. If these programs and policies are ineffective in bringing about an economic recovery or result in substantial adverse developments, the economic conditions may again become more severe, or adverse economic conditions may continue for a substantial period of time. In addition, economic uncertainty that may result from the recent downgrading of United States long-term debt, and fiscal imbalances in federal, state and local municipal finances combined with the political difficulties in resolving these imbalances, may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions, including a double-dip recession in the United States or a delay in recovery in Puerto Rico, would adversely affect the Company’s financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
As previously disclosed, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative

Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Accrued dividends in arrearage with respect to our Convertible Preferred Stock, through June 30, 2011, were approximately $22.1 million.
Because we have failed to pay dividends in full on all outstanding series of our Noncumulative Preferred Stock for eighteen consecutive monthly dividend periods and on our Convertible Preferred Stock for consecutive dividend periods containing in the aggregate a number of days equivalent to six fiscal quarters, the holders of our Noncumulative Preferred Stock and the holders of our Convertible Preferred Stock, all acting together as a single class, have the right to appoint or elect two additional members of our board of directors in accordance with the terms of the respective certificates of designation with respect to such preferred stock. A special meeting of holders of shares of Noncumulative Preferred Stock and Cumulative Preferred Stock of Doral Financial was scheduled to be held on August 3, 2011 for the purpose of electing two directors of the Company’s Board of Directors by such holders of shares of preferred stock of Doral Financial. Due to the lack of a quorum, the special meeting was not able to be held.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
On August 10, 2011, Mr. Robert E. Wahlman (the “Executive”) and the Company amended certain terms of the Employment Agreement executed by and between the Company and the Executive on March 16, 2009, which included the Executive’s principal work location and cost of housing. See Exhibit 10.22 to this Quarterly Report on Form 10-Q.
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

Exhibit
Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

Exhibit
Number	Description
4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 10-K filed with the Commission on March 31, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008).

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 31, 2003).

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.7	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.8	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

Exhibit
Number	Description
10.9	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.10	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.11	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.12	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.13	Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

10.14	Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).

10.15	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP, Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.16	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.17	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.18	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.19	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.20	Amendment No. 1 to Securityholders and Registration Rights Agreement between Doral Financial Corporation and Doral Holdings Delaware, LLC dated as of August 5, 2010. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 10, 2010).

10.21	Form of Restricted Stock Award Agreement for Directors of Doral Financial Corporation under the 2008 Stock Incentive Plan. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on January 24, 2011).

10.22	Amendment to Employment Agreement between the Company and Robert E. Wahlman dated August 10, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit
Number	Description
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: August 16, 2011	/s/ Glen R. Wakeman Glen R. Wakeman
Chief Executive Officer and President

Date: August 16, 2011	/s/ Robert E. Wahlman Robert E. Wahlman
Executive Vice President and
Chief Financial Officer