Form 10-Q/A
period 2011-06-30
DORAL FINANCIAL CORP
filed 2011-09-14
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________
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
Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 127,293,756 outstanding as of August 12, 2011.

Explanatory Note
The sole purpose of this Amendment No. 1 to Doral Financial Corporation’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 16, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).
Exhibit 101 — Instance document
Exhibit 101 — Schema document
Exhibit 101 — Calculation linkbase document
Exhibit 101 — Labels linkbase document
Exhibit 101 — Presentation linkbase document
Exhibit 101 — Definition linkbase document
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

10.22*	Amendment to Employment Agreement between the Company and Robert E. Wahlman dated August 10, 2011.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101**	The following financial statements of Doral Financial Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 16, 2011, formatted in XBRL: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Comprehensive (Loss) Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*	Filed as an Exhibit to the original Form 10-Q for the period ended June 30, 2011, filed on August 16, 2011.

**	Filed herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: September 14, 2011	/s/ Glen R. Wakeman

Glen R. Wakeman Chief Executive Officer and President

Date: September 14, 2011	/s/ Robert E. Wahlman

Robert E. Wahlman Executive Vice President and Chief Financial Officer