Form 10-Q
period 2011-09-30
DORAL FINANCIAL CORP
filed 2011-11-14
CIK 840889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐ Accelerated filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 127,295,756 outstanding as of November 10, 2011.

DORAL FINANCIAL CORPORATION

INDEX PAGE

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	September 30,	December 31,
(Dollars in thousands, except for share data)	2011	2010
Assets
Cash and due from banks	$439,170	$353,177
Other interest-earning assets	27,580	30,034
Restricted cash and due from banks and other interest-earning assets	40,248	129,215
Securities held for trading, at fair value	46,087	45,029
Securities available for sale, at fair value (includes $479,029 and $743,843 pledged as collateral at September 30, 2011 and December 31, 2010, respectively, that may be repledged)	669,132	1,505,065
Federal Home Loan Bank of New York stock, at cost	74,430	78,087

Total investment securities	789,649	1,628,181

Loans:
Loans held for sale, at lower of cost or market (includes $111,986 and $121,988 pledged as collateral at September 30, 2011 and December 31, 2010, respectively, that may be repledged)	314,154	319,269
Loans receivable (includes $178,142 and $180,447 pledged as collateral at September 30, 2011 and December 31, 2010, respectively, that may be repledged)	5,796,632	5,588,571
Less: Allowance for loan and lease losses	(118,079)	(123,652)

Total net loans receivable	5,678,553	5,464,919

Total loans, net	5,992,707	5,784,188
Accounts receivable	32,814	28,704
Mortgage-servicing advances	57,190	51,462
Accrued interest receivable	35,810	38,774
Servicing assets, net	112,704	114,342
Premises and equipment, net	101,886	104,053
Real estate held for sale, net	103,043	100,273
Deferred tax asset (“DTA”)	104,889	105,712
Other assets	176,768	178,239

Total assets	$8,014,458	$8,646,354

Liabilities
Deposits:
Non-interest-bearing deposits	$277,491	$258,230
Other interest-bearing deposits	1,893,149	1,983,092
Brokered deposits	2,166,499	2,377,153

Total deposits	4,337,139	4,618,475
Securities sold under agreements to repurchase	442,300	1,176,800
Advances from Federal Home Loan Bank	1,343,698	901,420
Loans payable	290,866	304,035
Notes payable	508,928	513,958
Accrued expenses and other liabilities	262,215	269,471

Total liabilities	7,185,146	7,784,159
Contingencies and Commitments (Refer to Notes 24 and 25)

Stockholders’ Equity

Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at September 30, 2011 and December 31, 2010, respectively.

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 127,293,756 shares issued and outstanding at both September 30, 2011 and December 31, 2010	1,273	1,273
Additional paid-in capital	1,221,946	1,219,280
Legal surplus	23,596	23,596
Accumulated deficit	(767,799)	(738,199)
Accumulated other comprehensive (loss) income, net of income tax benefit of $52 and expense of $1,332 at September 30, 2011 and December 31, 2010, respectively	(1,786)	4,163

Total stockholders’ equity	829,312	862,195

Total liabilities and stockholders’ equity	$8,014,458	$8,646,354

The accompanying notes are an integral part of these financial statement.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except for share data)	2011	2010	2011	2010
Interest income:
Loans	$81,962	$79,518	$241,265	$239,867
Mortgage-backed and investment securities	5,457	16,340	25,963	59,577
Interest-only strips (“IOs”)	1,533	1,580	4,512	4,614
Other interest-earning assets	1,157	1,445	3,477	5,130

Total interest income	90,109	98,883	275,217	309,188

Interest expense:
Deposits	20,235	28,920	69,677	83,207
Securities sold under agreements to repurchase	2,881	11,372	18,238	43,134
Advances from Federal Home Loan Bank	10,847	10,961	26,277	37,855
Loans payable	1,423	1,764	4,463	5,104
Notes payable	6,476	6,695	19,690	16,891

Total interest expense	41,862	59,712	138,345	186,191

Net interest income	48,247	39,171	136,872	122,997

Provision for loan and lease losses	41,698	19,335	57,612	77,873

Net interest income after provision for loan and lease losses	6,549	19,836	79,260	45,124
Non-interest income (loss):
Total other-than-temporary impairment (“OTTI”) losses	(5,717)	—	(6,129)	(40,195)
Portion of loss recognized in other comprehensive income (before taxes)	2,556	—	2,882	26,936

Net credit related OTTI losses	(3,161)	—	(3,247)	(13,259)
Net gain (loss) on sale of investment securities available for sale	8,945	17,077	26,607	(93,713)
Net loss on early repayment of debt	—	(2,641)	(3,068)	(5,662)
Net gain on loans securitized and sold and capitalization of mortgage servicing	11,200	4,281	25,768	11,237
Retail banking fees	6,571	6,940	20,644	21,282
Insurance agency commissions	2,504	2,969	7,165	7,747
Net gain on trading assets and derivatives	1,897	4,786	4,183	12,877
Mortgage loan servicing income (net of mark-to-market adjustments)	862	8,410	14,304	13,800
Other income (loss)	809	(112)	4,693	3,795

Total non-interest income (loss)	29,627	41,710	97,049	(41,896)
Non-interest expenses:
Compensation and benefits	16,992	17,728	56,367	54,478
Professional services	11,355	14,010	29,331	43,222
Occupancy expenses	4,958	4,259	14,084	12,562
Communication expenses	3,824	4,446	11,463	12,446
FDIC insurance expense	3,296	4,895	11,449	15,660
Depreciation and amortization	3,293	3,178	9,959	9,435
Taxes, other than payroll and income taxes	3,168	2,820	8,967	7,975
Electronic data processing expenses	2,972	3,697	9,271	10,354
Corporate insurance	1,235	1,490	4,295	4,016
Other	6,258	8,415	17,946	23,502

	57,351	64,938	173,132	193,650
Other provisions and other real estate owned expenses:
Foreclosure expenses and other credit related expenses	3,753	4,765	8,314	8,703
Other real estate owned expenses	2,888	6,959	6,911	34,970
Provision for Lehman Brothers, Inc. claim receivable	—	—	—	10,819

	6,641	11,724	15,225	54,492

Total non-interest expenses	63,992	76,662	188,357	248,142

Loss before income taxes	(27,816)	(15,116)	(12,048)	(244,914)
Income tax expense	2,339	3,896	10,307	10,912

Net loss	$(30,155)	$(19,012)	$(22,355)	$(255,826)

Net loss attributable to common shareholders(1)	$(32,570)	$(21,427)	$(29,600)	$(235,935)

Net loss per common share(1)(2)	$(0.26)	$(0.19)	$(0.23)	$(2.92)

(1)

For the quarters and nine month periods ended September 30, 2011 and 2010, net loss per common share represents the basic and diluted loss per common share. Refer to Note 26 for additional information regarding net income (loss) attributable to common shareholders.

(2)	For the nine months ended September 30, 2010, net loss per common share included $26.6 million related to the effect of the preferred stock exchange. Refer to Note 26 for additional information.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2011	2010
Preferred Stock:
Balance at beginning of period	$352,082	$415,428
Preferred stock issued (mandatorily convertible)	—	171,000
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	(48,687)
Cumulative convertible	—	(14,659)
Mandatorily convertible	—	(171,000)

Balance at end of period	352,082	352,082

Common Stock:
Balance at beginning of period	1,273	621
Common stock issued/converted:
Noncumulative nonconvertible	—	40
Cumulative convertible	—	12
Mandatorily convertible	—	600

Balance at end of period	1,273	1,273

Additional Paid-In Capital:
Balance at beginning of period	1,219,280	1,010,661
Stock-based compensation recognized	2,666	792
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	17,010
Cumulative convertible	—	19,699
Mandatorily convertible	—	170,400

Balance at end of period	1,221,946	1,218,562

Legal Surplus	23,596	23,596

Accumulated Deficit:
Balance at beginning of period	(738,199)	(463,781)
Net loss	(22,355)	(255,826)
Dividend accrued on preferred stock	(7,245)	(6,694)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	—	31,637
Cumulative convertible	—	(5,052)

Balance at end of period	(767,799)	(699,716)
Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period	4,163	(111,481)
Other comprehensive (loss) income, net of deferred tax	(5,949)	130,029

Balance at end of period	(1,786)	18,548

Total stockholders’ equity	$829,312	$914,345

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPRENHENSIVE (LOSS) INCOME

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Net loss	$(30,155)	$(19,012)	$(22,355)	$(255,826)

Other comprehensive (loss) income, before tax:
Unrealized gains on securities arising during the period	4,272	7,302	5,113	73,003
Non-credit portion of OTTI losses	(2,556)	—	(2,882)	(26,936)
Reclassification of net realized (gains) losses included in net loss	(6,201)	(19,299)	(11,322)	102,873

Other comprehensive (loss) income on investment securities, before tax	(4,485)	(11,997)	(9,091)	148,940

Income tax benefit (expense) related to investment securities	673	1,800	1,385	(22,341)

Other comprehensive (loss) income on investment securities, net of tax	(3,812)	(10,197)	(7,706)	126,599

Other comprehensive income on cash flow hedges(1)	470	278	1,757	3,430

Other comprehensive (loss) income	(3,342)	(9,919)	(5,949)	130,029

Comprehensive loss	$(33,497)	$(28,931)	$(28,304)	$(125,797)

Accumulated other comprehensive (loss) income, net of tax

Other comprehensive income on investment securities	$2,156	$26,093	$2,156	$26,093
Other comprehensive losses on investment securities on which OTTI has been recognized	(2,450)	(3,351)	(2,450)	(3,351)

Total other comprehensive (loss) income on investment securities	(294)	22,742	(294)	22,742
Other comprehensive loss on cash flow hedge(1)	(1,492)	(4,194)	(1,492)	(4,194)

Total accumulated other comprehensive (loss) income, net of tax	$(1,786)	$18,548	$(1,786)	$18,548

(1)

For the quarters and nine month periods ended September 30, 2011 and 2010, other comprehensive (loss) income on cash flow hedges includes $0.6 million and $1.6 million related to a deferred tax asset valuation allowance.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(22,355)	$(255,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,666	792
Depreciation and amortization	9,959	9,435
Mark-to-market adjustment of servicing assets	8,967	9,529
Deferred tax expense	2,343	6,200
Provision for loan and lease losses	57,612	77,873
Provision for claim receivable	—	10,819
Provision for OREO losses	3,464	29,326
Provision for credit related losses	4,382	6,550
Loss on sale of OREO	682	2,847
Net premium amortization on loans, investment securities and debt	13,992	12,991
Origination and purchases of loans held for sale	(295,099)	(283,366)
Principal repayments and sales of loans held for sale	43,829	184,591
(Gain) loss on sale of securities	(46,189)	87,003
Net OTTI losses	3,247	13,259
Net loss on early repayment of debt	3,068	5,662
Unrealized loss on trading securities	44	152
Principal repayment and sales of securities held for trading	407,887	255,859
Amortization and net gain in the fair value of IOs	(1,115)	(822)
Unrealized (gain) loss on derivative instruments	(1,070)	1,455
Decrease (increase) in derivative instruments	570	(2,068)
Change in restricted cash	88,967	173,976
(Increase) decrease in accounts receivable	(4,112)	12,518
Increase in mortgage servicing advances	(5,728)	(24,386)
Decrease in accrued interest receivable	2,964	2,894
Decrease in other assets	10,377	(350,737)
(Decrease) increase in accrued expenses and other liabilities	26,668	114,546

Total adjustments	338,375	356,898

Net cash provided by operating activities	316,020	101,072

Cash flows from investing activities:
Purchases of securities available for sale	(801,103)	(1,430,684)
Principal repayment and sales of securities available for sale	1,644,241	2,736,302
Proceeds from sale of FHLB stock	3,657	42,708
Originations, purchases and repurchases of loans receivable	(1,036,788)	(901,691)
Principal repayment of loans receivable	528,971	362,231
Proceeds from sales of servicing assets	—	192
Purchases of premises and equipment	(7,567)	(10,078)
Proceeds from sales of real estate held for sale	38,807	23,755

Net cash provided by investing activities	370,218	822,735

Cash flows from financing activities:
(Decrease) increase in deposits	(281,336)	118,068
Decrease in securities sold under agreements to repurchase	(219,500)	(824,124)
Proceeds from advances from FHLB	145,000	725,000
Repayment of advances from FHLB	(163,000)	(1,358,500)
Fees paid on debt exchange and early repayment of debt	(65,367)	—
Proceeds from other short-term borrowings	—	345,000
Repayment of other short-term borrowings	—	(455,000)
Repayment of secured borrowings	(13,169)	(27,217)
Proceeds from notes payable	—	249,817
Repayment of notes payable	(5,327)	(4,846)
Issuance of preferred stock	—	171,000

Net cash used in financing activities	(602,699)	(1,060,802)

Net increase (decrease) in cash and cash equivalents	$83,539	$(136,995)
Cash and cash equivalents at beginning of period	383,211	725,002

Cash and cash equivalents at the end of period (1)	$466,750	$588,007

Cash and cash equivalents includes:
Cash and due from banks	$439,170	$588,007
Other interest-earning assets	27,580	—

	$466,750	$588,007

Supplemental schedule of non-cash activities:
Loan securitizations	$388,304	$249,148

Loans transferred to other real estate owned	$49,989	$71,597

Capitalization of servicing assets	$7,329	$5,062

Reclassification of loans held for investment portfolio to the held for sale portfolio	$82,635	$95,648

Reclassification of loans held for sale portfolio to the held for investment portfolio	$—	$210

Substitution of securities sold under agreement to repurchase with advances from FHLB	$515,000	$—

Supplemental information for cash flows:
Cash used to pay interest	$120,903	$190,677

Cash used to pay income taxes	$8,502	$2,517

The accompanying notes are an integral part of these financial statements.

(This page intentionally left blank)

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking (including thrift operations), mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank US”), a federal savings bank in New York and since 2010 in the northwest region of Florida, Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR operates three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2005. Doral Money consolidates two variable interest entities created for the purpose of entering into a collateralized loan arrangement with a third party. Effective on October 1, 2011 Doral Bank US was merged with and into Doral Bank PR.

Doral Investment International, LLC (“Doral Investment”) was organized during 2008 to become a subsidiary of Doral Bank PR, but is not operational.

The accompanying Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reflected in the 2010 Consolidated Financial Statements have been reclassified to conform with the presentation for 2011.

The results of operations for the quarter and nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2. Recent Accounting Pronouncements

Accounting Standards Update No. 2011-8-Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-8”)-In September 2011, the FASB issued ASU No. 2011-8 to simplify the required testing of goodwill impairment. The amendments in ASU No. 2011-8 allow an entity to evaluate, before the required two-step test, qualitative factors of the reporting units to determine whether it is more-likely-than-not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform impairment tests described in Topic 350. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, an entity would not be required to perform the two-step impairment test. The guidance includes factors to consider when making the qualitative assessment, including macroeconomic and company-specific factors as well as factors relating to the specific reporting unit. The provisions of ASU No. 2011-8 are effective for the Company during interim and annual periods beginning after December 15, 2011; early adoption is permitted. Management does not expect the adoption of this ASU to have a material impact on its financial statements.

Accounting Standards Update No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS” ) (“ASU No. 2011-04”)-In May 2011, the FASB issued ASU No. 2011-4 to amend fair value disclosure requirements in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments clarify the application of the highest and best use and valuation premise concepts, measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The provisions of ASU No. 2011-4 are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is evaluating the potential impact, if any, that the adoption of this ASU will have on its financial position and results of operations.

Accounting Standards Update No. 2011-03-Transfers and Servicing (Topic 860) (“ASU No. 2011-03”)-In April 2011, the FASB issued ASU No. 2011-03, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

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

The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management does not expect the implementation of this update to have a material effect on the financial statements.

Changes in Accounting Standards Adopted in the Financial Statements

Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)-In June 2011, FASB issued ASU No. 2011-5 to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this amendment requires all changes in items not related to owners in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement shall present total net income and its components followed by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The purpose of this update is to increase prominence of items reported in other comprehensive income. The provisions of ASU No. 2011-5 should be applied retrospectively and are effective for the Company during interim and annual periods beginning after December 15, 2011. These third quarter of 2011 financial statements reflect the Company’s adoption of the standard. The adoption of this ASU did not impact the Company’s financial position or results of operations.

Accounting Standards Update No. 2011-02-Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). In April 2011, the FASB issued ASU No. 2011-02, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). In addition, disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in update No. 2010-20 are effective for interim and annual periods beginning on or after June 15, 2011.

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

Accounting Standards Update No. 2010-29 Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). In December 2010, the FASB issued ASU No. 2010-29 to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).

The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU was adopted by the Company with no impact on the financial statements.

Accounting Standards Update No. 2010-28 Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-28”). In December 2010, FASB issued ASU No. 2010-28 to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”) In July 2010, the FASB issued ASU No. 2010-20, which describes new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-20 is effective the first fiscal quarter ending after December 15, 2010, except for certain disclosure requirements about activity that occurs during a reporting period which are effective the first fiscal quarter beginning after December 15, 2010. This ASU was adopted by the Company and is reflected in the enhanced disclosures in these consolidated financial statements.

3. Cash and due from banks

At September 30, 2011 and December 31, 2010, the Company’s cash totaled $439.2 million and $353.2 million, respectively, which includes non-interest bearing deposits with other banks totaling $1.7 million and $10.4 million, respectively. As of September 30, 2011 and December 31, 2010, the Company’s cash balances included interest bearing balances with the Federal Reserve of $400.5 million and $218.9 million, respectively, and with the Federal Home Loan Bank of $5.2 million and $92.0 million, respectively.

The Company’s bank subsidiaries are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $141.5 million and $115.9 million as of September 30, 2011 and December 31, 2010, respectively.

4. Other Interest-Earning Assets

At September 30, 2011 and December 31, 2010, the Company’s other interest-earning assets totaled $27.6 million and $30.0 million, respectively. Other interest-earning assets includes short term investments, securities purchased under agreements to resell, cash pledged with counterparties to back the Company’s securities sold under agreements to repurchase and/or derivatives positions, among others.

5. Restricted Cash and Other Interest-Earning Assets

The Company reported restricted cash of $40.2 million and $129.2 million as of September 30, 2011 and December 31, 2010, respectively.

The following table includes the composition of the restricted cash and due from banks and other interest earning assets for the periods presented:

	September 30, 2011	December 31, 2010
Minimum balance required of deposits with other financial institutions	$593	$1,790
Restricted related to the CLO operations (see note 29)
Cash and due from banks	221	1,154
Other interest earning assets	10,014	50,673

	10,235	51,827

Cash and due from banks restricted and pledged to secure borrowings with the FHLB (see note 19)	20,000	—

Other interest earning assets restricted and pledged to secure:
Securities purchased under repurchased agreements (see note 18)	9,420	14,995
Borrowings with the FHLB (see note 19)	—	15,706
Recourse obligation with FNMA	—	44,897

	$40,248	$129,215

6. Securities Held for Trading

The following table summarizes the fair value of Doral Financial’s securities held for trading as of September 30, 2011 and December 31, 2010.

(In thousands)	September 30, 2011	December 31, 2010
Mortgage-Backed Securities	$722	$766
Variable Rate IOs	45,103	44,018
Fixed Rate IOs	262	232
Derivatives (1)	—	13

Total	$46,087	$45,029

(1)

Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $261.0 million as of September 30, 2011 and $310.0 million as of December 31, 2010. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of September 30, 2011 and December 31, 2010 weighted-average yield, including IOs, was 13.45% and 13.38%, respectively.

7. Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2011 and December 31, 2010.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$183	$7	$—	$190	4.84%
Due from five to ten years	1,581	140	—	1,721	4.79%
Due over ten years	482,026	2,726	780	483,972	3.53%

CMO Government Sponsored Agencies
Due from five to ten years	6,184	—	148	6,036	4.99%
Due over ten years	37,081	1,224	212	38,093	4.22%

Non-Agency CMOs
Due over ten years	8,068	—	2,556	5,512	14.53%

Obligations U.S. Government Sponsored Agencies
Due within one year	114,975	22	—	114,997	0.13%

Other
Due within one year	6,751	—	70	6,681	6.10%
Due from one to five years	5,001	—	2	4,999	3.45%
Due from five to ten years	3,000	—	768	2,232	5.80%
Due over ten years	4,628	71	—	4,699	3.20%

	$669,478	$4,190	$4,536	$669,132	3.17%

As of December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due within one year	$36	$1	$—	$37	6.67%
Due from one to five years	220	11	—	231	4.87%
Due from five to ten years	416,709	3,447	130	420,026	2.47%
Due over ten years	718,690	4,949	960	722,679	2.57%

CMO Government Sponsored Agencies
Due from five to ten years	17,953	122	178	17,897	4.10%
Due over ten years	288,414	6,750	230	294,934	3.57%

Non-Agency CMOs
Due over ten years	11,108	—	3,916	7,192	19.74%

Obligations U.S. Government Sponsored Agencies
Due within one year	34,987	5	—	34,992	0.16%

Other
Due over ten years	8,203	—	1,126	7,077	4.25%

	$1,496,320	$15,285	$6,540	$1,505,065	2.83%

8. Investments in an Unrealized Loss Position

The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

Securities Available for Sale

	As of September 30, 2011
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	4	$190,250	$780	—	$—	$—	4	$190,250	$780
CMO Government Sponsored Agencies	2	7,745	220	1	1,554	140	3	9,299	360
Non-Agency CMOs	—	—	—	3	5,512	2,556	3	5,512	2,556
Other	2	11,679	72	1	2,232	768	3	13,911	840

	8	$209,674	$1,072	5	$9,298	$3,464	13	$218,972	$4,536

Securities Available for Sale

	As of December 31, 2010
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	13	$241,675	$1,090	—	$—	$—	13	$241,675	$1,090
CMO Government Sponsored Agencies	2	11,564	255	1	1,704	153	3	13,268	408
Non-Agency CMOs	—	—	—	3	7,192	3,916	3	7,192	3,916
Other	1	5,162	41	1	1,915	1,085	2	7,077	1,126

	16	$258,401	$1,386	5	$10,811	$5,154	21	$269,212	$6,540

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable. Doral Financial’s investment portfolio consists primarily of Agency Securities, except for the Non-Agency CMOs, which are non-investment grade.

The Company assesses whether a security is other than temporarily impaired (“OTTI”) whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances: (i) if the Company intends to sell the investment security and its fair value is less than its amortized cost; (ii) if, based on available evidence, it is more likely than not that the Company will decide or be required to sell the investment security before the recovery of its amortized cost basis; and (iii) if the Company does not expect to recover the entire amortized cost basis of the investment security. This occurs when the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Company uses its best estimate of the present value of cash flows expected to be collected from the investment security. Cash flows expected to be collected are estimated based on a careful assessment of all available information. The amount of estimated credit loss is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.

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

As a result of its review of the portfolio as of September 30, 2011, the Company performed a detailed cash flow analysis of certain securities with unrealized losses to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions. During the nine months ended September 30, 2011 an OTTI adjustment of $3.2 million was recognized on securities from the Puerto Rico Non-Agency CMO portfolio with an amortized cost of $8.1 million. It is possible that future loss assumptions could change and cause future OTTI charges on these securities.

Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the effect of inflationary pressures on the consumer, the high rate of unemployment and general recessionary conditions has resulted in higher default and loss estimates on the Puerto Rico Non-Agency CMOs bonds. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds.

As of September 30, 2011, the Company did not intend to sell the securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income.

During the first quarter of 2010, management determined that six securities reflected OTTI. Five of these securities are subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans. The characteristics of these six securities that led to the OTTI conclusion included: i) the cumulative level and estimated future delinquency levels, ii) the effect of severely delinquent loans on forecasted defaults, iii) the cumulative severity and expected severity in resolving the defaulted loans, and iv) the current subordination of the securities that resulted in the present value of the forecast cash flows being less than the cost basis of the security. Management estimated that credit losses of $13.3 million had been incurred on these securities with an amortized cost of $313.9 million as of March 31, 2010.

In April 2010, the Company was approved by the Federal Deposit Insurance Corporation (“FDIC”) to bid for the assets and liabilities of certain Puerto Rico domiciled banks. As a condition to bid, the Company was required by the federal bank regulatory agencies to comply with certain financial ratios. To comply with the prescribed ratios, the Company could have taken a number of alternative actions including raising additional capital, disposing of non-performing loans, disposing of certain non-agency securities, shrinking the Company, or a combination of the preceding. On April 23, 2010, the Company sold five of the securities mentioned above and recognized a loss of $136.7 million, of which $129.7 million had previously been reflected in other comprehensive income (loss). If the Company was not bidding for the assets and liabilities of certain failed Puerto Rico banks, the Company would not have elected to sell the non-agency securities, as it had the positive intent and the ability to hold the securities to maturity or until principal recovered.

For the remainder of the Company’s securities portfolio that have experienced decreases in the fair value, the decline is considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities.

Once an OTTI is recognized, the investment security is adjusted to a new amortized cost basis equal to the previous amortized cost basis less the amount of the OTTI recognized in earnings. For the investment securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.

The following table presents the securities for which an OTTI was recognized based on the Company’s impairment analysis of its investment portfolio at September 30, 2011 and 2010:

	As of September 30, 2011			Quarter ended September 30, 2011			Nine months ended September 30, 2011
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$8,068	$2,556	$5,512	$3,161	$2,556	$5,717	$3,247	$2,882	$6,129

	As of September 30, 2010			Quarter ended September 30, 2010			Nine months ended September 30, 2010
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non- Credit Loss	Total Impairment Losses	OTTI Related to Credit Loss	OTTI Related to Non- Credit Loss	Total Impairment Losses
OTTI Investments
U.S. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$13,257	$26,840	$40,097
P.R. Non-Agency CMOs	8,166	3,417	4,749	—	—	—	2	96	98

	$8,166	$3,417	$4,749	$—	$—	$—	$13,259	$26,936	$40,195

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$2,902	$1,193	$2,816	$1,191
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	—
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	3,161	—	3,247	2

Balance at end of period	$6,063	$1,193	$6,063	$1,193

The Company will continue to monitor and analyze the performance of its securities to assess the collectability of principal and interest as of each balance sheet date. As conditions in the housing and mortgage markets continue to change over time, the amount of projected credit losses may also change. Valuation and OTTI determinations may continue to be affected by external market factors including default rates, severity rates, and macro-economic factors in the United States and Puerto Rico. Doral Financial’s future results may be materially affected by worsening defaults and severity rates related to the underlying collateral of these securities.

9. Pledged Assets

At September 30, 2011 and December 31, 2010, certain securities and loans, as well as cash and other interest earning assets, were pledged to secure public deposits, assets sold under agreements to repurchase, certain borrowings and credit facilities available, as described below:

(In thousands)	September 30, 2011	December 31, 2010
Cash	$20,000	$1,200
Other interest-earning assets	9,420	75,598
Securities available for sale	615,300	1,458,992
Loans held for sale	111,986	121,988
Loans receivable	2,782,371	2,797,295

Total pledged assets	$3,539,077	$4,455,073

Pledged securities and loans that the creditor has the right to repledge are presented separately on the consolidated statements of financial position.

As of September 30, 2011 and December 31, 2010, $20.0 million and $1.2 million, respectively of cash and due from banks was pledged with the Federal Home Loan Bank (“FHLB”) as collateral for advances from FHLB.

As of September 30, 2011, other interest earning assets include $9.4 million of FHLB Discount Notes pledged as collateral to repurchase agreements entered into with third parties. As of December 31, 2010, other interest-earning assets include $15.0 million of FHLB Discount Notes pledged as collateral to secure public funds from the government of Puerto Rico and its instrumentalities; $15.7 million and $45.0 million of FNMA Discount Notes pledged as collateral for advances from FHLB and to secure recourse obligations, respectively.

As of September 30, 2011, investment securities available for sale amounting to $570.3 million and $45.0 million are pledged as collateral to securities sold under agreements to repurchase and to the FNMA recourse obligation, respectively. As of December 31, 2010, $1.5 billion of investment securities available for sale are pledged as collateral to securities sold under agreements to repurchase. See note 18 for additional information regarding securities sold under agreements to repurchase.

Loans held for sale amounting to $112.0 million and $122.0 million as of September 30, 2011 and December 31, 2010, respectively, are pledged as collateral to the Company’s secured borrowings. See note 20 for additional information regarding the Company’s loans payable.

Loans receivable amounting to $2.2 billion and $2.2 billion are pledged as collateral to advances from FHLB while $178.1 million and $180.4 million are pledged as collateral to secured borrowings as of September 30, 2011 and December 31, 2010, respectively. Loans receivable pledged also include $443.1 million and $401.7 million of syndicated commercial loans pledged as collateral to secure the $250.0 million note payable issued by a Variable Interest Entity (VIE) included in the Company’s consolidated financial statements. See note 29 for additional information regarding the Company’s VIE’s.

10. Loans Held for Sale and Loans Receivable

Loans held for sale consist of the following:

(In thousands)	September 30, 2011	December 31, 2010

Conventional single family residential	$114,190	$119,290
FHA/VA	174,700	172,216
Commercial loans to financial institutions	13,261	14,608
Commercial real estate	12,003	13,155

Total loans held for sale (1)(2)	$314,154	$319,269

(1)	At both, September 30, 2011 and December 31, 2010, the loans held for sale portfolio include $1.1 million of interest-only loans.
(2)	Includes $18.8 million and $21.4 million of balloon loans, as of September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, the loans held for sale portfolio included $156.8 million and $153.4 million, respectively, of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans is guaranteed by the Federal Housing Administration (“FHA”).

As of September 30, 2011 and December 31, 2010, the Company had a net deferred origination fee on loans held for sale amounting to approximately $0.3 million and $0.7 million, respectively.

Non-performing loans held for sale, excluding GNMA defaulted loans, totaled $2.2 million and $2.7 million as of September 30, 2011 and December 31, 2010, respectively.

Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. The Company has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans held for investment credit exposure in Puerto Rico.

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	September 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$3,360,627	$156,761	$3,517,388	$3,451,895	$108,641	$3,560,536
FHA/VA guaranteed residential mortgage	113,884	—	113,884	187,473	—	187,473
Consumer Loans	42,367	34	42,401	54,354	26	54,380

Total consumer	3,516,878	156,795	3,673,673	3,693,722	108,667	3,802,389

Lease financing receivables	2,104	4,193	6,297	4,807	—	4,807
Commercial real estate	585,763	88,291	674,054	629,043	59,903	688,946
Commercial and industrial	36,048	1,030,805	1,066,853	36,639	597,056	633,695
Construction and land	296,609	79,146	375,755	349,899	108,835	458,734

Loans receivable, gross (2)	4,437,402	1,359,230	5,796,632	4,714,110	874,461	5,588,571

Less:
Allowance for loan and lease losses	(111,421)	(6,658)	(118,079)	(117,821)	(5,831)	(123,652)

Loans receivable, net	$4,325,981	$1,352,572	$5,678,553	$4,596,289	$868,630	$5,464,919

(1)	Includes $1.4 billion and $565.9 million of balloon loans, as of September 30, 2011 and December 31, 2010, respectively.
(2)	Includes $438.7 million and $442.6 million of commercial interest-only loans per terms of the original contract as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had a net deferred origination fee on loans held for investment of approximately $24.1 million and $24.0 million, respectively.

The Company has not traditionally originated variable interest rate residential mortgage loans, option adjustable rate mortgages, or many of the higher risk mortgage loans originated by a number of U.S. mainland banks. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. Loans with temporarily reduced principal and interest payments may be subject to significant increases in loan payments as the temporary payment periods end which may lead to higher level of re-defaults. Doral works with the borrowers to establish terms and conditions (prior to the payment date) in order to optimize the Company’s interests.

Non-accrual and Past due Loans and Leases

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. Doral discontinues recognition of interest income, when a loan receivable is 90 days delinquent on principal or interest, except for revolving lines of credit and credit cards (non-accrual at 180 days), mortgage loans insured by FHA/VA (non-accrual at 271 days), and certain loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%). When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest are current under the terms of the loan agreement, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. In the case of loans under troubled debt restructuring agreements, the Company continues to place the loans in non-accrual status and reports the loans as non-performing loans unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.

Accrued interest receivable on impaired loans is reversed when a loan is placed on non-accrual status. Interest collections on non-accruing loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions. The judgment as to ultimate collectability is based upon collateral valuation, delinquency status, and management judgment of ultimate loan collectability, which may be based upon knowledge of specific borrower circumstances. Otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. The judgment as to returning a loan to accrual status considers recent collateral valuations, recent payment performance, borrowers’ other assets, and management estimate as to future loan performance, which may be based upon knowledge of specific borrower circumstances. Loans whose contractual terms have been modified in a TDR and are performing at the time of restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on non-accrual status and reported as non-performing until there is sustained repayment performance for a reasonable period.

For consumer loans (primarily residential real estate), all of the Company’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay all principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. The Company’s loss mitigation specialists must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product, placed on a probation period and the loan is returned to accrual status. On a monthly basis, Doral reviews the loan to ensure that payments are made during the probationary period. If a payment is not made during this probationary period, the loan is immediately returned to non-accrual status. Also, if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. Consumer loans delinquent less than 90 days that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans, except that the requirement of making three consecutive payments prior to the restructure is waived.

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

Loans receivable on which accrual of interest income had been discontinued as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$292,803	$1,480	$294,283	$276,328	$2,030	$278,358
Other consumer (1)	466	—	466	404	—	404

Total consumer	293,269	1,480	294,749	276,732	2,030	278,762

Lease financing receivables	104	—	104	415	—	415
Commercial real estate	163,007	—	163,007	193,348	—	193,348
Commercial and industrial	2,754	—	2,754	2,522	—	2,522
Construction and land	104,958	4,589	109,547	147,127	1,610	148,737

Total loans receivable on which accrual of interest had been discontinued(2)(3)	$564,092	$6,069	$570,161	$620,144	$3,640	$623,784

(1)	Includes personal, revolving lines of credit and other consumer loans.
(2)	Excludes $2.2 million and $2.7 million in loans held for sale on which accrual of interest had been discontinued as of September 30, 2011 and December 31, 2010, respectively.
(3)

Excludes $64.5 million and $121.3 million of non-performing FHA/VA guaranteed loans that, due to the nature of their guarantees, present minimal credit risk to the Company as of September 30, 2011 and December 31, 2010, respectively.

The Company would have recognized additional income had all delinquent loans been accounted for on an accrual basis as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Consumer
Residential mortgage(1)(2)	$5,979	$6,797	$13,074	$17,420
Other consumer	32	12	36	13

Total consumer	6,011	6,809	13,110	17,433

Lease financing receivable	2	—	2	—
Commercial real estate	2,556	3,304	5,485	8,473
Commercial and industrial	401	23	531	53
Construction and land	5,445	4,700	9,390	13,015

Total interest income	$14,415	$14,836	$28,518	$38,974

(1)

Excludes $1.3 million and $3.6 million in additional interest income the Company would have recognized if FHA/VA non-accrual loans had been accounted for on an accrual status for the quarters ended September 30, 2011 and 2010, respectively.

(2)

Excludes $3.6 million and $8.0 million in additional interest income the Company would have recognized if FHA/VA non-accrual loans had been accounted for on an accrual status for the nine months period ended September 30, 2011 and 2010, respectively.

The following tables present Doral’s past due loans receivable as of September 30, 2011 and December 31, 2010:

As of September 30, 2011

	30 to 89 Days Past Due (1)		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total Past Due		Total Past Due	Recorded Investment > 90 Days and Still Accruing
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US
Consumer
Residential mortgage (2)	$97,712	$—	$85,825	$1,343	$40,536	$—	$162,859	$137	$386,932	$1,480	$388,412	$—
Other consumer	802	—	1,410	—	139	—	530	—	2,881	—	2,881	1,612

Total consumer	98,514	—	87,235	1,343	40,675	—	163,389	137	389,813	1,480	391,293	1,612

Lease financing receivables	130	—	104	—	—	—	—	—	234	—	234	—
Commercial real estate	52,044	—	57,993	—	9,418	—	95,596	—	215,051	—	215,051	—
Commercial and industrial	3,073	—	1,334	—	270	—	3,016	—	7,693	—	7,693	1,866
Construction and land	7,984	—	9,927	2,979	2,289	—	92,742	1,610	112,942	4,589	117,531	—

Total past due loans	$161,745	$—	$156,593	$4,322	$52,652	$—	$354,743	$1,747	$725,733	$6,069	$731,802	$3,478

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.
(2)	As of September 30, 2011 excludes $82.1 million of FHA/VA guaranteed loans that due to the nature of their guarantees present minimal credit risk to the Company.

As of December 31, 2010

	30 to 89 Days Past Due (1)		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total Past Due		Total Past Due	Recorded Investment > 90 Days and Still Accruing
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US
Consumer
Residential mortgage (2)	$68,361	$—	$55,947	$1,624	$19,379	$—	$196,181	$409	$339,868	$2,033	$341,901	$—
Other consumer	1,341	—	400	—	—	—	4	—	1,745	—	1,745	1,993

Total consumer	69,702	—	56,347	1,624	19,379	—	196,185	409	341,613	2,033	343,646	1,993

Lease financing receivables	234	—	386	—	—	—	—	—	620	—	620	—
Commercial real estate	35,202	—	65,484	—	6,962	—	120,231	—	227,879	—	227,879	—
Construction and land	2,281	—	8,135	—	395	—	138,144	1,610	148,955	1,610	150,565	—
Commercial and industrial	3,901	—	284	—	325	—	1,916	—	6,426	—	6,426	560

Total past due loans	$111,320	$—	$130,636	$1,624	$27,061	$—	$456,476	$2,019	$725,493	$3,643	$729,136	$2,553

(1)	In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due.
(2)	As of December 31, 2010 excludes $160.2 million of total past due FHA/VA guaranteed loans that due to the nature of their guarantees present minimal credit risk to the Company.

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

Due to the current economic conditions, the Company has limited new lending activities in Puerto Rico in the construction, commercial and consumer (excluding mortgage) markets. The strategy adopted by the Company in relation to its loan exposures is to maintain a strong collection process that will ensure the orderly recovery of all loans by means of its collection efforts or restructuring of the loan. Lending activities in the United States increased in 2010 and continued to increase through the third quarter of 2011, as management determined that the U.S. market provides sound credit opportunities in select segments and markets. As of September 30, 2011 gross loans receivable in the mainland U.S totaled to $1.4 billion showing an increase of $484.8 million compared to December 31, 2010.

Delinquency is the primary indicator of credit quality the Company uses to monitor the credit quality of its portfolios, and is the basis for internal risk rating of loans. Current LTVs and to a lesser extent, FICO scores are also considered in analyzing credit quality. On a daily basis, Doral monitors the delinquency of its loan portfolios and uses this information to calibrate its collection, restructuring and foreclosure targets. Portfolios are managed by different teams with expertise in their assigned tranches. For example, loans are segregated geographically, P.R. vs. U.S.; by product types (residential mortgage, small commercial, consumer, large commercial and construction and land loans); and by delinquency process stages, such as less than 90 days past due, over 90 days past due, loss mitigation, foreclosure and OREO.

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

As a result of the economic situation in Puerto Rico, Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral (refer to the discussion on loan modifications and troubled debt restructurings below for further information on the programs). Residential, other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for doing so are met, resulting in increasing interest income and cash flows as previously non-performing loans begin to perform, and decreases in foreclosure and OREO costs by decreasing the number of foreclosed properties.

Detailed below is a table of the recorded investment in loans (including FHA/VA loans and loans held for sale) by the delinquency which the Company uses to monitor the credit quality of its loans as of September 30, 2011 and December 31, 2010. The aging of the delinquent residential mortgage portfolio in the table below is a result of the prolonged foreclosure process characteristics in Puerto Rico and the Company’s efforts to help customers stay in their homes through various loss mitigation programs.

As of September 30, 2011
	Current		30 to 89 Days Past Due		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$3,305,649	$143,417	$102,482	$—	$94,342	$1,343	$46,557	$—	$226,235	$137	$3,775,265	$144,897	$3,920,162
Other consumer	39,487	34	802	—	1,410	—	139	—	530	—	42,368	34	42,402

Total consumer	3,345,136	143,451	103,284	—	95,752	1,343	46,696	—	226,765	137	3,817,633	144,931	3,962,564

Lease financing receivables	1,870	4,193	130	—	104	—	—	—	—	—	2,104	4,193	6,297
Commercial real estate	383,063	88,291	52,277	—	57,903	—	9,379	—	95,143	—	597,765	88,291	686,056
Commercial and industrial	42,510	1,029,911	3,073	—	1,334	—	270	—	3,016	—	50,203	1,029,911	1,080,114
Construction and land	183,635	74,557	7,984	—	9,931	2,979	2,289	—	92,770	1,610	296,609	79,146	375,755

Total	$3,956,214	$1,340,403	$166,748	$—	$165,024	$4,322	$58,634	$—	$417,694	$1,747	$4,764,314	$1,346,472	$6,110,786

December 31, 2010
	Current		30 to 89 Days Past Due		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$3,425,774	$106,608	$78,545	$—	$72,097	$1,624	$27,651	$38	$326,671	$507	$3,930,738	$108,777	$4,039,515
Other consumer	50,616	26	1,341	—	2,225	—	111	—	61	—	54,354	26	54,380

Total consumer	3,476,390	106,634	79,886	—	74,322	1,624	27,762	38	326,732	507	3,985,092	108,803	4,093,895

Lease financing receivables	4,187	—	234	—	386	—	—	—	—	—	4,807	—	4,807
Commercial real estate	428,616	59,903	35,307	—	65,690	—	6,962	—	120,231	—	656,806	59,903	716,709
Commercial and industrial	29,653	597,056	3,901	—	607	—	360	—	2,118	—	36,639	597,056	633,695
Construction and land	200,943	107,225	2,281	—	8,136	—	395	—	138,144	1,610	349,899	108,835	458,734

Total	$4,139,789	$870,818	$121,609	$—	$149,141	$1,624	$35,479	$38	$587,225	$2,117	$5,033,243	$874,597	$5,907,840

Loan modifications and troubled debt restructurings

Doral has created a number of loan modification programs to help borrowers stay in their homes which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected or when the loan is paid off. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will foreclose on properties collateralizing loans if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current program).

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

Loans determined to be TDRs are impaired and for purpose of estimating the ALLL must be individually evaluated for impairment. Small balance homogenous consumer and commercial loans loss mitigated under one the Company’s loss mitigation programs that are determined to be TDRs are pooled on a monthly basis and an impairment analysis of discounted cash flows is performed. If a pool yields a present value below the recorded investment in the pool of loans, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration to probability of default and loss given foreclosure on those estimated cash flows, and records an impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL. Large commercial loans (including commercial real estate, commercial and industrial and construction and land) that have been loss mitigated are evaluated individually for impairment. Doral measures impaired loans at their estimated realizable values determined by discounting the expected future cash flows at the loan’s effective interest rate, or as a practical expedient, at the estimated fair value of the collateral, if the loan is collateral dependent. For collateral dependent construction projects, Doral determines the fair value measurement dependent upon its exit strategy of the particular asset(s) acquired in foreclosure.

Loan modifications that are considered TDRs completed during the quarters and nine months ended September 30, 2011 and 2010 were as follow:

	Quarters ended September 30,
	2011			2010
(In thousands)	Number of contracts	Pre-modification recorded investment	Post- modification recorded investment	Number of contracts	Pre-modification recorded investment	Post- modification recorded investment
Consumer
Residential non FHA/VA	456	$49,457	$50,938	1,135	$147,424	$148,940
Other consumer	3	9	9	4	24	24

Total consumer	459	49,466	50,947	1,139	147,448	148,964
Commercial
Commercial real estate	10	$8,448	$8,360	46	$11,545	$11,586
Commercial and industrial	1	762	750	—	—	—
Construction and land	1	31	36	7	15,854	16,100

Total commercial	12	9,241	9,146	53	27,399	27,686
Total loan modifications	471	$58,707	$60,093	1,192	$174,847	$176,650

	Nine months ended September 30,
	2011			2010
(In thousands)	Number of contracts	Pre-modification recorded investment	Post- modification recorded investment	Number of contracts	Pre-modification recorded investment	Post- modification recorded investment
Consumer
Residential non FHA/VA	1,578	$177,301	$180,039	1,986	$243,856	$246,038
Other consumer	22	117	117	33	242	242

Total consumer	1,600	177,418	180,156	2,019	244,098	246,280
Commercial
Commercial real estate	90	$28,693	$29,279	66	$25,404	$25,393
Commercial and industrial	2	832	820	—	—	—
Construction and land	3	92	97	12	33,020	33,262

Total commercial	95	29,617	30,196	78	58,424	58,655
Total loan modifications	1,695	$207,035	$210,352	2,097	$302,522	$304,935

The post-modification amounts greater than the pre-modification amounts result from including amounts due from the customer for Doral’s previous payments for property taxes, insurance, and other fees. Such fees are paid by Doral in certain instances to maintain the Company’s lien position or otherwise protect the Company’s interest in the property during a period the borrower was delinquent or otherwise negligent in making timely payments.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans; therefore, modified loans present a higher risk of loss than do new origination loans.

Loan modifications considered troubled debt restructurings that re-defaulted during the nine months ended September 30, 2011, within twelve months of their modification were as follows:

	Nine months ended September 30, 2011
(In thousands)	Number of contracts	Recorded investment

Consumer
Residential mortgage - non FHA/VA	118	$17,140
Other consumer	1	14

Total consumer	119	17,154

Commercial
Commercial real estate	9	2,548
Construction and land	—	—

Total commercial	9	2,548

Total recidivism	128	$19,702

For the quarter and nine month periods ended September 30, 2011, the Company would have recognized $3.1 million and $6.6 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

In the determination of the Company’s ALLL, on a quarterly basis the discounted cash flow analysis of the pools of small balance homogenous consumer and commercial TDRs is updated to reflect historical performance of the pool. Assumptions of probability of default and loss given default are updated on a quarterly basis giving consideration to the performance of the TDR portfolio. For large commercial loans that are evaluated individually for impairment, the performance of the loan is also considered in order to estimate the realizable value of the loans as part of the quarterly evaluation of the ALLL.

Commercial and Construction and Land Loans’ Risk Categories

Doral evaluates commercial and construction and land loans using updated debt service coverage ratios and LTVs, where applicable, and rates each one as pass (there are three grades of pass), special mention, substandard, doubtful, or loss, as defined by Doral’s internal loan risk rating system. The system is designed to be a tool for senior management to manage the bank’s credit risk and provide an early warning system for the negative migration of credits. The system also provides for recognition of improvement in credits. Each commercial and construction credit facility over $1.0 million is assigned a grade that takes into consideration factors that materially affect credit quality. Facilities under $1.0 million are automatically classified based on delinquency status. Doral’s Loan Review Department analyzes and reclassifies commercial or construction loans in accordance with their conclusion of the loan’s credit risk and condition. The ratings of credit facilities over $1.0 million are updated at least annually, and may be updated upon changes in delinquency status, renewal at maturity, or other circumstances.

The Bank assigns loan grades based upon the following definitions:

“1” — Highest Quality

Loans rated as 1 represent a credit extension of the highest quality. The borrower’s historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets. Also included in this category may be loans secured by savings accounts and insured certificates of deposit.

“2” — Good Quality

Loans rated as 2 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher graded borrower. These loans carry a normal level of risk, with minimal loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher quality loans. Loans secured by high quality traded stocks, lower grade municipal bonds (must still be investment grade), and governmental guarantee loan programs (SBA) may also be included in this grade.

“3” — Acceptable Quality

Loans rated as 3 are extended to borrowers who are determined to be a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. The borrower’s historical financial information may indicate erratic performance, but current trends are positive and the quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher graded loans. If adverse circumstances arise, the impact on the borrower may be significant. All small business loans extended based upon credit scoring should be classified in this category unless deterioration occurs, in which case the loan would bear one of the below mentioned grades.

“SM” — Special Mention

Loans rated as SM are credit facilities that may have potential developing weaknesses and deserve extra attention from the account manager and other management personnel. In the event that potential weaknesses are not corrected or mitigated, deterioration in the ability of the borrower to repay the bank’s debt in the future may occur. This grade should not be assigned to loans which bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. Loans where actual, not potential, weaknesses or problems are clearly evident and significant should generally be graded in one of the grade categories below.

“SS” — Substandard

Loans are classified as SS when the loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the weaknesses are not corrected.

“D” — Doubtful

Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

“L” — Loss

Loans classified as Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following table presents the Commercial and Industrial, Commercial Real Estate and Construction and Land loans portfolios by risk category.

	As of September 30, 2011
(In thousands)	Pass	Special Mention	Substandard	Doubtfull	Loss	Total
Commercial real estate	$406,530	$31,062	$231,088	$5,374	$—	$674,054
Commercial and industrial	1,004,031	28,037	32,854	1,931	—	1,066,853
Construction and land	83,669	136,007	150,242	5,837	—	375,755

Total	$1,494,230	$195,106	$414,184	$13,142	$—	$2,116,662

11. Allowance for Loan and Lease Losses and Impaired Loans

Doral’s allowance for loan and lease losses (“ALLL”) is management’s estimate of credit losses inherent in the loan receivable balance as of the financial statement date. Management estimates the ALLL separately for each product category (non-FHA/VA residential mortgage loans, other consumer, commercial real estate, construction and land, and other commercial and industrial) and geography (Puerto Rico and U.S. mainland), and combines the amounts in reaching its estimate for the full portfolio.

Management’s loss reserve estimate for performing loans is estimated based upon (i) the probability of the performing loan defaulting at some future period, (ii) the likelihood of the loan curing or resuming payment versus the likelihood of the collateral being foreclosed upon and sold or a short sale, and (iii) Doral’s historical experience of charge-offs related to the outstanding principal balance.

For non-performing loans, the reserve is estimated either by: (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans); (ii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency in payment received. The probability of a loan migrating to foreclosure whether a current loan or a past due loan, and the amount of loss given default, is based upon the Company’s own experience, with more recent experience judgmentally weighted more heavily in the calculated factors. With this practice management believes the factors used better represent existing economic conditions. In estimating the loss given default factor, management uses rates that are unique to ranges of loan-to-value ratios (calculated as current loan balance divided by the most recent appraisal value).

Loans determined to be TDRs are considered impaired. For purpose of estimating the ALLL, these loans are individually evaluated for impairment. For residential mortgage loans determined to be TDRs, the Company pools the TDRs, forecasts the cash flows of the pool, and discounts the cash flows. If the pool yields a present value below the recorded investment of the pool of loans, impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL. The cash flow forecast of the TDR loans is based upon estimates as to the rate at which reduced interest rate loans will make the reset payments or be re-modified, be foreclosed upon, the cumulative default rate of TDR loans, the prepayment speed (voluntary and involuntary) of the loans, the likelihood a defaulted loan will be foreclosed upon, collateral sale prices in future periods, the broader economic performance, the continued behavior of Doral and the markets in a manner similar to past behavior, and other less significant matters. Actual future cash flows may deviate significantly from those estimated at this time and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

The activity in Doral’s ALLL for the quarters and nine months ended September 30, 2011 and 2010 was as follows:

	Quarter ended September 30, 2011
(In thousands)	Non- FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total
Balance at beginning of period	$55,155	$5,547	$60,702	$15,573	$11,151	$6,046	$32,770	$93,472
Provision for loan and lease losses	22,369	824	23,193	6,747	9,699	2,059	18,505	41,698
Losses charged to the allowance	(6,561)	(1,871)	(8,432)	(3,735)	(5,386)	(98)	(9,219)	(17,651)
Recoveries	1	351	352	163	—	45	208	560

Balance at end of period	$70,964	$4,851	$75,815	$18,748	$15,464	$8,052	$42,264	$118,079

Reported balance of loans (1)	$3,517,388	$46,805	$3,564,193	$674,054	$375,755	$1,066,853	$2,116,662	$5,680,855

ALLL for loans subject to impairment measurement	$48,719	$—	$48,719	$13,028	$12,306	$637	$25,971	$74,690

Reported balance of loans subject to impairment measurement	$780,558	$—	$780,558	$250,925	$143,129	$5,080	$399,134	$1,179,692

ALLL for non-impaired loans	$22,245	$4,851	$27,096	$5,720	$3,158	$7,415	$16,293	$43,389

Reported balance of non-impaired loans	$2,736,830	$46,805	$2,783,635	$423,129	$232,626	$1,061,773	$1,717,528	$4,501,163

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $ 113.9 million and $1.9 million, respectively.

	Quarter ended September 30, 2010
(In thousands)	Non- FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total

Balance at beginning of period	$57,980	$7,573	$65,553	$29,086	$35,449	$4,825	$69,360	$134,913
Provision for loan and lease losses	3,923	3,093	7,016	11,012	(669)	1,976	12,319	19,335
Losses charged to the allowance	(4,549)	(3,540)	(8,089)	(16,406)	(9,042)	(1,944)	(27,392)	(35,481)
Recoveries	153	334	487	—	—	9	9	496

Balance at end of period	$57,507	$7,460	$64,967	$23,692	$25,738	$4,866	$54,296	$119,263

Reported balance of loans (1)	$3,625,603	$62,301	$3,687,904	$697,948	$489,909	$533,020	$1,720,877	$5,408,781

ALLL for loans subject to impairment measurement	$16,026	$—	$16,026	$18,418	$19,052	$938	$38,408	$54,434

Reported balance of loans subject to impairment measurement	$441,411	$—	$441,411	$232,326	$198,999	$7,114	$438,439	$879,850

ALLL for non-impaired loans	$41,481	$7,460	$48,941	$5,274	$6,686	$3,928	$15,888	$64,829

Reported balance of non-impaired loans	$3,184,192	$62,301	$3,246,493	$465,622	$290,910	$525,906	$1,282,438	$4,528,931

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $ 224.3 million and $3.0 million, respectively.

	Nine months ended September 30, 2011
(In thousands)	Non- FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total

Balance at beginning of period	$56,487	$6,274	$62,761	$29,712	$25,026	$6,153	$60,891	$123,652
Provision for loan and lease losses	28,534	2,173	30,707	5,363	19,183	2,359	26,905	57,612
Losses charged to the allowance	(14,058)	(4,710)	(18,768)	(16,490)	(28,745)	(524)	(45,759)	(64,527)
Recoveries	1	1,114	1,115	163	—	64	227	1,342

Balance at end of period	$70,964	$4,851	$75,815	$18,748	$15,464	$8,052	$42,264	$118,079

Reported balance of loans (1)	$3,517,388	$46,805	$3,564,193	$674,054	$375,755	$1,066,853	$2,116,662	$5,680,855

ALLL for loans subject to impairment measurement	$48,719	$—	$48,719	$13,028	$12,306	$637	$25,971	$74,690

Reported balance of loans subject to impairment measurement	$780,558	$—	$780,558	$250,925	$143,129	$5,080	$399,134	$1,179,692

ALLL for non-impaired loans	$22,245	$4,851	$27,096	$5,720	$3,158	$7,415	$16,293	$43,389

Reported balance of non-impaired loans	$2,736,830	$46,805	$2,783,635	$423,129	$232,626	$1,061,773	$1,717,528	$4,501,163

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $113.9 million and $1.9 million, respectively.

	Nine months ended September 30, 2010
(In thousands)	Non- FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total

Balance at beginning of period	$51,814	$8,338	$60,152	$21,883	$54,458	$4,281	$80,622	$140,774
Provision for loan and lease losses	29,301	6,370	35,671	18,851	19,721	3,630	42,202	77,873
Losses charged to the allowance	(23,761)	(8,095)	(31,856)	(17,092)	(48,563)	(3,120)	(68,775)	(100,631)
Recoveries	153	847	1,000	50	122	75	247	1,247

Balance at end of period	$57,507	$7,460	$64,967	$23,692	$25,738	$4,866	$54,296	$119,263

Reported balance of loans (1)	$3,625,603	$62,301	$3,687,904	$697,948	$489,909	$533,020	$1,720,877	$5,408,781

ALLL for loans subject to impairment measurement	$16,026	$—	$16,026	$18,418	$19,052	$938	$38,408	$54,434

Reported balance of loans subject to impairment measurement	$441,411	$—	$441,411	$232,326	$198,999	$7,114	$438,439	$879,850

ALLL for non-impaired loans	$41,481	$7,460	$48,941	$5,274	$6,686	$3,928	$15,888	$64,829

Reported balance of non-impaired loans	$3,184,192	$62,301	$3,246,493	$465,622	$290,910	$525,906	$1,282,438	$4,528,931

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $224.3 million and $3.0 million, respectively.

The following table provides Doral’s recorded investment (which includes unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance (UPB), and the related allowance as of September 30, 2011 and December 31, 2010.

	September 30, 2011				December 31, 2010
(In thousands)	UPB	Recorded Investment	Related Allowance	Reserve %(1)	UPB	Recorded Investment	Related Allowance	Reserve %(1)
With no allowance recorded at the report date:

Commercial real estate	114,295	113,865	—	—%	145,099	131,078	—	—%
Commercial and industrial	50	50	—	—%	5,489	5,435	—	—%

Total commercial	114,345	113,915	—	—%	150,588	136,513	—	—%

With allowance recorded at the report date:
Residential	784,803	780,558	48,719	6.24%	805,465	798,008	27,347	3.43%

Total consumer	784,803	780,558	48,719	6.24%	805,465	798,008	27,347	3.43%

Commercial real estate	137,311	137,060	13,028	9.51%	138,827	131,941	22,086	16.74%
Commercial and industrial	5,030	5,030	637	12.66%	2,069	2,070	1,060	51.21%
Construction and land	143,082	143,129	12,306	8.60%	215,323	191,124	18,200	9.52%

Total commercial	285,423	285,219	25,971	9.11%	356,219	325,135	41,346	12.72%

Total
Residential(2)	784,803	780,558	48,719	6.24%	805,465	798,008	27,347	3.43%

Total consumer	784,803	780,558	48,719	6.24%	805,465	798,008	27,347	3.43%

Commercial real estate	251,606	250,925	13,028	5.19%	283,926	263,019	22,086	8.40%
Commercial and industrial	5,080	5,080	637	12.54%	7,558	7,505	1,060	14.12%
Construction and land	143,082	143,129	12,306	8.60%	215,323	191,124	18,200	9.52%

Total commercial	399,768	399,134	25,971	6.51%	506,807	461,648	41,346	8.96%

Total	$1,184,571	$1,179,692	$74,690	6.33%	$1,312,272	$1,259,656	$68,693	5.45%

(1)	Gross reserve percent represents the amount of the related allowance to the recorded investment.
(2)

As of December 31, 2010, includes UPB and recorded investment of $66.0 million and $65.7 million, respectively of impaired loans not previously reported as TDRs, as identified by management’s review of all modified loans.

The following table provides Doral’s average recorded investment in impaired loans and the related interest income recognized during the time within that time period that the loans were impaired for the quarters and nine months ended September 30, 2011 and 2010:

	Quarters ended September 30,
	2011		2010
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$650,502	$7,991	$513,516	$7,462

Total consumer	650,502	7,991	513,516	7,462

Commercial
Commercial real estate	237,629	1,183	189,087	551
Commercial and industrial	8,394	64	3,679	81
Construction and land	148,353	443	205,485	594

Total commercial	394,376	1,690	398,251	1,226

Total	$1,044,878	$9,681	$911,767	$8,688

	Nine months ended September 30,
	2011		2010
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$683,017	$23,972	$474,597	$22,386

Total consumer	683,017	23,972	474,597	22,386

Commercial
Commercial real estate	249,128	3,548	176,545	1,653
Commercial and industrial	7,778	193	1,966	243
Construction and land	165,963	1,328	266,763	1,781

Total commercial	422,869	5,069	445,274	3,677

Total	$1,105,886	$29,041	$919,871	$26,063

For TDRs where impairment is measured based on the present value of expected future cash flows, the entire change in present value is recognized as a provision for loan and lease losses, therefore, interest income in the table above does not include any interest based on the change in present value attributable to the passage of time.

12. Accounts Receivable

The Company reported accounts receivable of $32.8 million and $28.7 million as of September 30, 2011 and December 31, 2010, respectively. Total accounts receivable included $16.0 million and $12.5 million related to claims of loans foreclosed to FHA and VA as of September 30, 2011 and December 31, 2010, respectively.

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

The changes in servicing assets measured using the fair value method for the quarters and nine months ended September 30, 2011 and 2010 are shown below:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$115,785	$113,005	$114,342	$118,493
Capitalization of servicing assets	2,687	1,878	7,329	5,062
Sales of servicing asset (1)	—	—	—	(192)
Servicing release due to repurchase (2)	(526)	(149)	(1,031)	(1,314)
Change in fair value	(5,242)	(900)	(7,936)	(8,215)

Balance at end of period (3)	$112,704	$113,834	$112,704	$113,834

(1)	Amount represents MSRs sales related to $24.0 million in principal balance of mortgage loans for the nine months ended September 30, 2010.
(2)

Amount represents the adjustment of MSR fair value related to the repurchase of $36.5 million and $10.9 million in principal balance of mortgage loans serviced for others for the quarters ended September 30, 2011 and 2010, respectively, and $71.6 million and $95.5 million for the nine months ended September 30, 2011 and 2010, respectively.

(3)

Outstanding balance of loans serviced for third parties totaled to $8.0 billion and $8.2 billion as of September 30, 2011 and 2010, respectively, which includes $2.4 million and $2.8 million, respectively, of loans being serviced under sub-servicing arrangements.

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the quarter ended September 30, 2011 was 7.7% compared to 8.7% for the corresponding 2010 period.

Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended September 30, 2011 and 2010, which were 11.3% for both periods.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at September 30, 2011 and 2010 was 7.0 years and 6.7 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At September 30, 2011 and December 31, 2010, fair values of the Company’s retained interest were based on internal models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward London Interbank Offered Rate (“LIBOR”) rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.

The weighted-averages of the key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2011, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$112,704	$45,365
Weighted-average expected life (in years)	7.0	5.5
Constant prepayment rate (weighted-average annual rate)	7.7%	8.2%
Decrease in fair value due to 10% adverse change	$(3,687)	$(1,195)
Decrease in fair value due to 20% adverse change	$(7,197)	$(2,338)
Residual cash flow discount rate (weighted-average annual rate)	11.3%	13.0%
Decrease in fair value due to 10% adverse change	$(4,677)	$(1,609)
Decrease in fair value due to 20% adverse change	$(8,992)	$(3,104)

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

This methodology resulted in a CPR of 8.2% and 10.6% for the quarters ended September 30, 2011 and 2010, respectively. The change in the CPR between 2011 and 2010 was due mostly to a generalized decrease in market interest rates.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both quarters ended September 30, 2011 and 2010.

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

The activity of interest-only strips is shown below:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$43,750	$44,712	$44,250	$45,723
Amortization	(1,800)	(2,421)	(5,928)	(7,948)
Gain on the IO value	3,415	4,254	7,043	8,770

Balance at end of period	$45,365	$46,545	$45,365	$46,545

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of September 30, 2011, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates (Basis Points)	Constant Prepayment Rate	Weighted-Average Expected Life (Years)	Change in Fair Value of IOs	Percentage of Change
200	5.7%	6.5	$(6,285)	(13.9)%
100	6.6%	6.2	(3,151)	(7.0)%
50	7.4%	5.9	(1,745)	(3.9)%
Base	8.2%	5.6	—	—%
-50	8.7%	5.4	2,005	4.4%
-100	9.2%	5.3	2,985	6.6%
-200	10.0%	5.0	4,005	8.8%

14. Sale and Securitization of Mortgage Loans

For the quarter and nine months ended September 30, 2011, the unpaid principal balance of loan sales and securitizations totaled $148.9 million and $402.2 million, respectively, and $106.3 million and $273.6 million for the comparable 2010 periods while the principal balance of loans for which servicing was released or derecognized due to repurchases totaled $71.6 million and $95.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At September 30, 2011 and December 31, 2010, mortgage servicing advances totaled $57.2 million and $51.5 million, respectively, net of a reserve of $8.3 million and $9.0 million, respectively.

In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 28% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of September 30, 2011, no servicing agreements have been terminated.

15. Servicing Related Matters

At September 30, 2011, escrow funds and custodial accounts included approximately $70.3 million deposited with Doral Bank PR. These funds are included within the cash and due from banks caption in the Company’s accompanying consolidated financial statements. Escrow funds and custodial accounts also included approximately $23.3 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30 million and $20 million, respectively, as of September 30, 2011.

16. Other Real Estate Owned

The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale totalled $103.0 million and $100.3 million as of September 30, 2011 and December 31, 2010, respectively.

The following table provides the balances of OREO for the periods indicated:

(In thousands)	September 30, 2011	December 31, 2010
Residential	$53,443	$63,794
Commercial	19,749	17,599
Construction and land	29,851	18,880

Balance at end of period	$103,043	$100,273

The following table presents activity of OREO for the periods indicated:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$101,499	$103,177	$100,273	$94,219
Additions	28,189	19,803	49,989	75,893
Sales	(24,556)	(18,290)	(39,489)	(34,907)
Retirements	—	(72)	(4,266)	(4,196)
Provision for OREO losses	(2,089)	(2,935)	(3,464)	(29,326)

Balance at end of period	$103,043	$101,683	$103,043	$101,683

17. Deposits

The following table summarizes deposit balances:

(In thousands)	September 30, 2011	December 31, 2010
Brokered deposits	$2,166,499	$2,377,153
Certificates of deposit	605,889	703,473
Money markets accounts	448,823	457,568
NOW accounts and other transactions accounts	426,734	411,633
Regular savings	411,703	410,418

Total interest-bearing	4,059,648	4,360,245
Non-interest-bearing deposits	277,491	258,230

Total deposits	$4,337,139	$4,618,475

At September 30, 2011 and December 31, 2010, the Company reclassified from deposit accounts to loan balances $0.5 million and $0.6 million, respectively, of overdrafts.

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

(Dollars in thousands)	September 30, 2011	December 31, 2010

Repurchase agreements with maturities ranging from November 2012 to June 2015 (2010- March 2012 to June 2015), at various fixed rates averaging 2.42% and 3.15%, at September 30, 2011 and December 31, 2010, respectively.	$342,300	$1,026,800
Callable repurchase agreements with maturity date from August 2014 to January 2015, at various fixed rates averaging 2.33% at December 31, 2010 with callable dates between July and August 2012.	—	50,000
Putable repurchase agreement with a maturity of February 2014 at a rate of 2.98% at September 30, 2011 and December 31, 2010, with a callable date of November 2011 (2010- February 2011).	100,000	100,000

	$442,300	$1,176,800

Maximum repurchase agreements outstanding at any month end during the nine month period ended September 30, 2011 was $1.2 billion. The approximate average daily outstanding balance of securities sold under repurchase agreements for the nine month period ended September 30, 2011 was $831.2 million. The weighted-average interest of such agreements, computed on a daily basis was 2.93% for the nine month period ended September 30, 2011.

During 2011 the Company substituted $515.0 million of securities sold under agreements to repurchase with advances from FHLB and retired $219.5 million of securities sold under agreements to repurchase upon the sale of investment securities pledged as collateral incurring prepayment charges of $3.1 million.

19. Advances from FHLB

Advances from FHLB consisted of the following:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Non-callable advances with maturities ranging from October 2011 to February 2016 (2010 - January 2011 to May 2013) at various fixed rates averaging 3.09% and 3.64%, at September 30, 2011 and December 31, 2010, respectively.	$1,192,698	$747,420

Non-callable advances with maturities ranging from October 2011 to November 2012, tied to 1-month LIBOR adjustable monthly, at a variable rate of 0.26% and 0.28% at September 30, 2011 and December 31, 2010, respectively.	71,000	74,000

Putable structured advances due on March 2012 at a fixed rate of 5.04% at September 30, 2011 and December 31, 2010, respectively, putable at December 2011 (2010 - March 2011).	80,000	80,000

	$1,343,698	$901,420

Maximum advances outstanding at any month end during the nine month period ended September 30, 2011 were $1.3 billion. The approximate average daily outstanding balance of advances from FHLB for the nine month period ended September 30, 2011 was $1.1 billion. The weighted-average interest of such advances, computed on a daily basis was 3.17% for the nine month period ended September 30, 2011.

At September 30, 2011, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

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

During the second quarter of 2011, the Company increased its advances from FHLB, using the proceeds to repay securities sold under agreements to repurchase from the FHLB, reducing contractual interest rates from 4.2% to 1.9%, and extending average maturity from 2.3 years to 4.0 years. The transaction resulted in a $40.2 million fee which is capitalized and amortized as a yield adjustment. The proceeds from the increase in advances from FHLB were used to repay other repurchase agreements, fund new loans, or were retained in cash.

The advances from FHLB are subject to early termination fees.

20. Loans Payable

At September 30, 2011 and December 31, 2010, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR averaging 1.74% at both September 30, 2011 and December 31, 2010, respectively, collateralized by residential mortgage loans.	$276,363	$287,511
Secured borrowings with local financial institutions, at fixed interest rates averaging 7.39% and 7.40% at September 30, 2011 and December 31, 2010, respectively, collateralized by residential mortgage loans.	14,503	16,524

	$290,866	$304,035

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum loans payable outstanding at any month end during the nine month period ended September 30, 2011 were $301.6 million. The approximate average daily outstanding balance of loans payable for the nine month period ended September 30, 2011 was $297.7 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.00% for the nine month period ended September 30, 2011.

At September 30, 2011 and December 31, 2010, the Company had $112.0 million and $122.0 million, respectively, of loans held for sale and $178.1 million and $180.4 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

21. Notes Payable

Notes payable consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	$29,945	$29,875
$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	98,944	98,801
$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,540	39,492
$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,521	29,499
Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2011 to December 2029, paying interest monthly.	37,935	38,445
Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2011 to December 2029, paying interest monthly.	7,300	7,400
Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	15,907	20,624
$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%), due on July 21, 2020, paying interest quarterly comencing on January 2011.	249,836	249,822

	$508,928	$513,958

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2011, the outstanding principal balance of the bonds was $45.2 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2011 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

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

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the 1994 Code largely ineffective, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30.00% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restriction on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or a group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

The Company is evaluating the impact of the tax reform on its results of operations including the election to be taxed under the 1994 Code. Nevertheless, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed, the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code as of September 30, 2011 would represent an additional deferred tax expense of $7.8 million.

Income Tax Expense

The components of income tax expense are summarized below.

	Quarters Ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Current income tax expense - United States	$2,489	$822	$7,964	$4,712
Deferred income tax (benefit) expense:
Puerto Rico	577	1,952	3,697	4,746
United States	(727)	1,122	(1,354)	1,454

Total deferred income tax (benefit) expense	(150)	3,074	2,343	6,200

Total income tax expense	$2,339	$3,896	$10,307	$10,912

The current income tax expense of $2.5 million and $8.0 million for the quarter and nine months ended September 30, 2011, respectively, was related to taxes on U.S. source income. The deferred income tax benefit of $0.2 million and deferred tax expense of $2.3 million for the quarter and nine months ended September 30, 2011 reflected reductions over the comparable periods in 2010. The decrease in deferred tax expense for the quarter ended September 30, 2011 compared to the same period in 2010 was due to better utilization of the IO tax asset due to more profitable operations in some of the Puerto Rico entities resulting in increased earnings expectations for profitable Puerto Rico entities that led to a deferred tax benefit of $1.7 million. In addition U.S. entities recognized higher DTAs and a corresponding deferred tax benefit of $1.4 million in 2011 as a result of higher NOLs and a higher non-deductible allowance for loan and lease losses related to growth in U.S. operations and loans during 2011. The $3.9 million decrease in deferred tax expense for the nine months ended September 30, 2011 compared to September 30, 2010 was due to higher DTAs and a corresponding deferred tax benefit of $2.9 million in U.S. entities in 2011 as a result of higher NOLs and a higher non-deductible allowance for loan and lease losses related to growth U.S. operations and loans during 2011. Also, the deferred tax expense in Puerto Rico decreased $1.0 million due to the net effect on the Company’s deferred tax assets of (i) Puerto Rico tax legislation approved in January 2011 lowering the effective tax rate, resulting in a deferred tax expense of $18.8 million, (ii) the increased earnings expectation for profitable Puerto Rico entities which resulted in a deferred tax benefit of $19.1 million, and (iii) net amortization of deferred taxes of $0.7 million.

Deferred Tax Components

The Company’s DTA consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company.

The Company has entered into several agreements with the Puerto Rico Treasury Department related to the intercompany transfers of IOs (the “IO Tax Asset” or “IO”) and its tax treatment thereon. Under the agreements, the Company established the tax basis of all the IO transfers, clarified that for Puerto Rico income tax purpose, the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years, and established that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary. During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that granted the Company a two year moratorium of the amortization of the IO Tax Asset. This agreement resulted in a benefit of $11.2 million for the third quarter of 2009 and was effective for the taxable year beginning January 1, 2009. The realization of the deferred tax asset related to the differential in the tax basis of IOs sold is dependent upon the existence of, or generation of, taxable income during the remaining 12 year period (15 year original amortization period, 17 year original amortization period including the two year moratorium) in which the amortization of the IO Tax Asset is available. The IOs expire in 2022. Any IO amortization in excess of all legal entities’ taxable income would become a NOL subject to the 7 or 10 year year carry-over period. Upon a business combination, which is not structured as a purchase of assets, the IOs should survive and be available to be used by the group’s legal entities.

NOLs generated between 2005 and 2011 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of September 30, 2011, expire beginning in 2016 until 2021 for Puerto Rico entities and 2025 through 2029 for United States entities filing in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

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

As of September 30, 2011, the Company had two Puerto Rico entities which had incurred several consecutive years of losses. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. Accordingly, as of September 30, 2011 and December 31, 2010, the Company determined that it was more likely than not that $451.9 million and $462.7 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount.

As of September 30, 2011 and December 31, 2010, the Company’s deferred tax assets were as follows:

(In thousands)	September 30, 2011	December 31, 2010
Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$200,474	$237,912
Net operating loss carry-forwards	236,737	193,322
Allowance for loan and lease losses	46,166	48,635
Capital loss carry-forward	16,886	26,783
Reserve for losses on OREO	12,440	17,340
Other	44,100	44,445

Gross deferred tax asset	556,803	568,437
Valuation allowance	(451,914)	(462,725)

Net deferred tax asset	$104,889	$105,712

As of September 30, 2011 and December 31, 2010, the deferred tax asset valuation allowance off-set the following deferred tax assets:

(In thousands)	September 30, 2011	December 31, 2010
Differential in tax basis of IOs sold	$107,319	$143,550
Net operating loss carry-forwards	230,237	186,447
Allowance for loan and lease losses	43,454	45,950
Capital loss carry-forward	16,883	26,779
Reserve for losses on OREO	12,357	17,294
Other	41,664	42,705

Total valuation allowance	$451,914	$462,725

The valuation allowance also includes $0.6 million and $1.3 million related to deferred taxes on unrealized losses on cash flow hedges as of September 30, 2011 and December 31, 2010, respectively.

Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of September 30, 2011 and December 31, 2010 because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value.

As of September 30, 2011 and December 31, 2010, the deferred tax asset by legal entity was as follows:

	As of September 30, 2011
(In thousands)	Doral Financial Corporation	Doral Bank PR	Doral Mortgage LLC	Doral Insurance Agency	Doral Money	Doral Bank FSB	Total

Differential in tax basis of IOs sold	$200,474	$—	$—	$—	$—	$—	$200,474
Net operating loss carry-forwards	49,098	181,139	4,266	—	—	2,234	236,737
Allowance for loan and lease losses	3,723	39,731	—	—	2,554	158	46,166
Capital loss carry-forward	849	16,034	—	—	—	3	16,886
Reserve for losses on OREO	2,412	9,945	—	—	—	83	12,440
Unrealized gains on investment securities available for sale	391	—	—	—	—	—	391
Other	16,076	25,588	173	2,911	297	342	45,387

Deferred tax assets	273,023	272,437	4,439	2,911	2,851	2,820	558,481
Unrealized gains on investment securities available for sale	—	(339)	—	—	—	—	(339)
Other	(318)	(282)	(140)	—	(43)	(556)	(1,339)

Deferred tax liabilities	(318)	(621)	(140)	—	(43)	(556)	(1,678)
Valuation allowance	(179,477)	(272,437)	—	—	—	—	(451,914)

Net deferred tax asset (liability)	$93,228	$(621)	$4,299	$2,911	$2,808	$2,264	$104,889

	As of December 31, 2010
(In thousands)	Doral Financial Corporation	Doral Bank PR	Doral Mortgage LLC	Doral Insurance Agency	Doral Money	Doral Bank FSB	Total

Differential in tax basis of IOs sold	$237,912	$—	$—	$—	$—	$—	$237,912
Net operating loss carry-forwards	46,634	139,813	5,963	83	—	829	193,322
Allowance for loan and lease losses	3,554	42,396	—	—	2,098	587	48,635
Capital loss carry-forward	6,776	20,003	—	—	—	4	26,783
Reserve for losses on OREO	4,903	12,391	—	—	—	46	17,340
Other	14,887	29,403	178	2,935	14	100	47,517

Deferred tax assets	314,666	244,006	6,141	3,018	2,112	1,566	571,509
Unrealized gains on investment securities available for sale	—	(1,889)	—	—	—	—	(1,889)
Other	(700)	(299)	(135)	—	(49)	—	(1,183)

Deferred tax liabilities	(700)	(2,188)	(135)	—	(49)	—	(3,072)
Valuation allowance	(219,017)	(243,708)	—	—	—	—	(462,725)

Net deferred tax asset (liability)	$94,949	$(1,890)	$6,006	$3,018	$2,063	$1,566	$105,712

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the tax rate in effect under the 1994 Code, 39.00% or 40.95% as applicable. As of September 30, 2011, DTAs totalling $467.6 million were at the higher rates with a valuation allowance of $433.8 million. DTAs of $63.5 million were at the 30.00% tax rate while DTAs of $25.7 million with a valuation allowance of $18.1 million, were at other tax rates (and would not be impacted by the change in the tax code). If the Company elects to adopt the 2011 Code, DTAs would be $448.9 million with a valuation allowance of $351.8 million for a net DTA of $97.1 million.

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At September 30, 2011, the net deferred tax asset associated with these two companies was $7.2 million, compared to $9.0 million at December 31, 2010. In addition, approximately, $93.2 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

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

Accounting for Uncertainty in Income Taxes

As of September 30, 2011, the Company did not have unrecognized tax benefits and had accrued interest of $0.8 million on previously unrecognized tax benefits. The Company classifies all interest related to tax uncertainties as income tax expense.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. During the third quarter of 2010, the Company settled its uncertain tax positions. As of September 30, 2011, the following years remain subject to examination: U.S. Federal jurisdictions – 2004 through 2008 and Puerto Rico – 2005 through 2008.

During the nine months ended September 30, 2011, the Company did not identify any additional uncertain tax position.

23. Guarantees

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the nine month period ended September 30, 2011, repurchases totalled $5.4 million, compared to $0.4 million for the corresponding 2010 period. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans was $116.0 million and $139.6 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90—120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2011 and December 31, 2010, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.7 billion and $0.8 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.6 billion and $0.7 billion, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter and nine month period ended September 30, 2011, the Company repurchased at fair value $4.5 million and $10.3 million, respectively, pursuant to recourse provisions, compared to $9.1 million and $23.1 million, respectively, for the corresponding periods of 2010.

Doral Financial’s reserve for its exposure to recourse amounted to $10.4 million and $10.3 million as of September 30, 2011 and December 31, 2010, respectively and the reserve for other credit-enhanced transactions explained above amounted to $8.4 million and $9.0 million as of September 30, 2011 and December 31, 2010, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

	Quarter Ended	Nine Month Period Ended
(In thousands)	September 30, 2011	September 30, 2011
Balance at beginning of period	$10,129	$10,264
Net charge-offs / termination	(507)	(1,235)
Provision for recourse liability	825	1,418

Balance at end of period	$10,447	$10,447

24. Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

(In thousands)	September 30, 2011	December 31, 2010
Commitments to extend credit	$149,583	$139,791
Commitments to sell loans	144,785	64,751
Commercial and Performance standby letter of credit	25	25

Total	$294,393	$204,567

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

25. Contingencies

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

Since 2005, Doral Financial became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement. For additional information on Legal Matters and Banking Regulatory Matters refer to Note 32 of the consolidated financial statements on the Company’s 2010 Annual Report on Form 10-K and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

26. Losses Per Share Data

The reconciliation of the numerator and denominator of the losses per share follows:

	Quarters ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net Loss:
Net loss	$(30,155)	$(19,012)	$(22,355)	$(255,826)
Non-convertible preferred stock dividend	—	—	—	—
Convertible preferred stock dividend	(2,415)	(2,415)	(7,245)	(6,694)
Effect of conversion of preferred stock (1)	—	—	—	26,585

Net loss attributable to common shareholders	$(32,570)	$(21,427)	$(29,600)	$(235,935)

Weighted-Average Number of Common Shares Outstanding (2)	127,293,756	112,165,805	127,293,756	80,841,687

Net Loss per Common Share (3)	$(0.26)	$(0.19)	$(0.23)	$(2.92)

(1)

The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued amounted to $31.6 million for the nine month period ended September 30, 2010, and was credited to retained earnings. In the case of the convertible preferred stock, the fair value of stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million for the nine month periods ended September 30, 2010 and was charged to retained earnings. As a result, both transactions impacted the net loss attributable to common shareholders.

(2)

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive losses per share since their inclusion would have an antidilutive effect in earnings per share. As of September 30, 2011, there were granted 60,000 stock options and 4,323,728 shares of restricted stock.

(3)

For the quarters and nine month periods ended September 30, 2011 and 2010, net loss per common share represents both the basic and diluted losses per common share, respectively, for each of the periods presented.

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

For the quarters ended September 30, 2011 and 2010, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

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

Fair value measurements for assets and liabilities where there is limited or no observable market data are based primarily upon the Company’s estimates, and are generally calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the fair values represent management’s estimates and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

Residential mortgage loans are considered collateral dependent when they are 180 days past due (collateral dependent residential mortgage loans are those past due loans whose borrowers’ financial condition has deteriorated to the point that Doral considers only the collateral when determining its allowance for loan and lease loss estimate). An updated estimate of the property’s value is obtained when the loan is 180 days past due, and a second assessment of value is obtained when the loan is 360 days past due. The Company generally uses broker price opinions (“BPOs”) as an assessment of value of collateral dependent residential mortgage loans.

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

In the second quarter of 2011, Doral adopted the practice of charging-off the portion deemed uncollectible of the difference between the loan balance before charge-off and the estimated fair value of the property collateralizing the loan prior to receipt of a third party appraisal due to the long delays to receive such appraisals in Doral’s Puerto Rico market.

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

Loans held for sale: Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans. The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of September 30, 2011.

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

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2011				December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$722	$—	$—	$722	$766	$—	$—	$766
IOs	45,365	—	—	45,365	44,250	—	—	44,250
Derivatives	—	—	—	—	13	—	13	—

Total Securities Held for Trading	46,087	—	—	46,087	45,029	—	13	45,016

Securities Available for Sale
Agency MBS	485,884	—	484,272	1,612	1,142,973	—	1,141,281	1,692
CMO Government Sponsored Agencies	44,130	—	37,044	7,086	312,831	—	305,442	7,389
Non-Agency CMOs	5,512	—	—	5,512	7,192	—	—	7,192
Obligations U.S. Government Sponsored Agencies	114,997	—	114,997	—	34,992	—	34,992	—
Other	18,610	—	—	18,610	7,077	—	—	7,077

Total Securities Available for Sale	669,133	—	636,313	32,820	1,505,065	—	1,481,715	23,350

Servicing Assets	112,704	—	—	112,704	114,342	—	—	114,342

	$827,924	$—	$636,313	$191,611	$1,664,436	$—	$1,481,728	$182,708

Liabilities:		—
Derivatives (1)	$2,807	$—	$2,807	$—	$5,418	$—	$5,418	$—

(1)	Forward contracts and interest rate swaps included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

The changes in Level 3 of assets and liabilities for the quarters and nine months ended September 30, 2011 and September 30, 2010, measured at fair value on a recurring basis are summarized as follows:

	For the quarter ended September 30, 2011
(In thousands)	Balance, beginning of quarter	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of quarter
Securities held for trading
MBS	$830	$(108)	$—	$—	$—	$—	$722
IOs (1)	43,750	1,615	—	—	—	—	45,365

Total securities held for trading	44,580	1,507	—	—	—	—	46,087

Securities available for sale (2)
Agency MBS	1,668	—	—	(6)	(50)	—	1,612
CMO Government Sponsored Agencies	7,283	—	—	77	(274)	—	7,086
Non-Agency CMOs	7,960	(3,161)	—	635	78	—	5,512
Other	11,923	—	—	152	(216)	6,751	18,610

Total securities available for sale	28,834	(3,161)	—	858	(462)	6,751	32,820

Servicing Assets (3)	115,785	(5,767)	2,686	—			112,704

Balance at end of period	$189,199	$(7,421)	$2,686	$858	$(462)	$6,751	$191,611

	For the quarter ended September 30, 2010
(In thousands)	Balance, beginning of quarter	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of quarter
Securities held for trading
MBS	$832	$(91)	$—	$—	$—	$—	$741
IOs (1)	44,712	1,833	—	—	—	—	46,545

Total securities held for trading	45,544	1,742	—	—	—	—	47,286

Securities available for sale (2)
Agency MBS	1,763	—	—	7	—	—	1,770
CMO Government Sponsored Agencies	7,780	—	—	48	(10)	—	7,818
Non-Agency CMOs	7,495	—	—	249	47	—	7,791
Other	1,815	—	—	285	—	—	2,100

Total securities available for sale	18,853	—	—	589	37	—	19,479

Servicing Assets (3)	113,005	(1,049)	1,878	—	—	—	113,834

Balance at end of period	$177,402	$693	$1,878	$589	$37	$—	180,599

(1)

Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the quarter ended September 30, 2011, the IO had a gain of $3.4 million for change in fair value and an amortization of $1.8 million. For the quarter ended September 30, 2010, the IO had a gain of $4.3 million for change in fair value and an amortization of $2.4 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities.

(3)

Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.

(4)

Amortization of premium and discount of $60,000 and $144,000 for the quarters ended September 30, 2011 and 2010, respectively is recognized within interest income from MBS in the consolidated financial statements.

	For the nine month period ended September 30, 2011
(In thousands)	Balance, beginning of year	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of year
Securities available for trading
MBS	$766	$(44)	$—	$—	$—	$—	$722
IOs(1)	44,250	1,115	—	—	—	—	45,365

Total securities held for trading	45,016	1,071	—	—	—	—	46,087

Securities available for sale(2)
Agency MBS	1,692	—	—	20	(100)	—	1,612
CMO Government Sponsored Agencies	7,389	—	—	105	(408)	—	7,086
Non-Agency CMOs	7,192	(3,247)	—	1,359	208	—	5,512
Other	7,077	—	—	356	(576)	11,753	18,610

Total securities available for sale	23,350	(3,247)	—	1,840	(876)	11,753	32,820

Servicing asset(3)	114,342	(8,966)	7,328	—	—	—	112,704

Balance at end of period	$182,708	$(11,142)	$7,328	$1,840	$(876)	$11,753	$191,611

	For the nine month period ended September 30, 2010
(In thousands)	Balance, beginning of year	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of year

Securities held for trading
MBS	$893	$(152)	$—	$—	$—	$—	$741
IOs(1)	45,723	822	—	—	—	—	46,545

Total securities held for trading	46,616	670	—	—	—	—	47,286

Securities available for sale(2)
Agency MBS	1,830	—	—	39	(99)	—	1,770
CMO Government Sponsored Agencies	7,701	—	—	278	(161)	—	7,818
Non-Agency CMOs	270,600	(13,259)	—	14,491	(15,281)	(248,760)	7,791
Other	1,650	—	—	450	—	—	2,100

Total securities available for sale	281,781	(13,259)	—	15,258	(15,541)	(248,760)	19,479

Servicing Assets(3)	118,493	(9,529)	5,062	—	—	(192)	113,834

Balance at end of period	$446,890	$(22,118)	$5,062	$15,258	$(15,541)	$(248,952)	$180,599

(1)

Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the period ended September 30, 2011, the IO had a gain of $7.0 million for change in fair value and an amortization of $5.9 million. For the period ended September 30, 2010, the IO had a gain of $8.8 million for change in fair value and an amortization of $7.9 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities.
(3)

Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.

(4)

Amortization of premium and discount of $232,000 and $1.2 million for the periods ended September 30, 2011 and 2010, respectively is recognized within interest income from MBS in the consolidated financial statements.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011, that were still held on the balance sheet at September 30, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

(In thousands)	Carrying Value	Level 3
September 30, 2011
Loans receivable (1)	$163,011	$163,011
Real estate held for sale (2)	43,826	43,826

Total	$206,837	$206,837

December 31, 2010
Loans receivable (1)	$266,093	$266,093
Real estate held for sale (2)	70,335	70,335
Other assets (3)	2,275	2,275

Total	$338,703	$338,703

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.
(3)	Represents the carrying value of CB, LLC assets for which adjustments are based on the appraised value of land and the remaining housing units.

The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

		Loss for the quarters ended September 30,		Loss for the nine months ended September 30,
(In thousands)	Location of Loss Recognized in the Statement of Operations	2011	2010	2011	2010
Loans receivable	Provision for loan and lease losses	$11,480	$9,511	$17,269	$36,145
Real estate held for sale	Other expenses	$3,861	$2,842	$10,354	$35,271

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of September 30, 2011 and December 31, 2010. The amounts in the disclosure have not been updated since quarter end, therefore, the valuations may have changed significantly since that point in time. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$439,170	$439,170	$353,177	$353,177
Other interest-earning assets	27,580	27,580	30,034	30,034
Restricted cash and due from banks and other interest-earning assets	40,248	40,248	129,215	129,215
Securities held for trading	46,087	46,087	45,029	45,029
Securities available for sale	669,132	669,132	1,505,065	1,505,065
Loans held for sale (1)	314,154	320,798	319,269	325,655
Loans receivable	5,678,553	5,473,068	5,464,919	5,179,879
Servicing assets	112,704	112,704	114,342	114,342

Financial liabilities:
Deposits	$4,337,139	$4,389,556	$4,618,475	$4,685,730
Securities sold under agreements to repurchase	442,300	458,774	1,176,800	1,218,280
Advances from FHLB	1,343,698	1,435,980	901,420	923,266
Loans payable	290,866	290,866	304,035	304,035
Notes payable	508,928	474,672	513,958	482,441
Derivatives (2)	2,807	2,807	5,418	5,418

(1)	Includes $156.8 million and $153.4 million for September 30, 2011 and December 31, 2010, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.
(2)

Includes $0.2 million and $0.7 million of derivatives held for trading purposes and $2.6 million and $4.7 million of derivatives held for purposes other than trading, for September 30, 2011 and December 31, 2010, respectively, as part of accrued expenses and other liabilities in the Consolidated Statement of Financial Condition.

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

As of September 30, 2011 and December 31, 2010, the Company had the following derivative financial instruments outstanding:

	September 30, 2011			December 31, 2010
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$71,000	$—	$(2,579)	$74,000	$—	$(4,677)
Other Derivatives (non hedges):
Interest rate caps	195,000	—	—	210,000	13	—
Forward contracts	66,000	—	(228)	100,000	—	(741)

Total	$332,000	$—	$(2,807)	$384,000	$13	$(5,418)

Cash Flow Hedges

As of both September 30, 2011 and December 31, 2010, the Company had $71.0 million and $74.0 million, respectively, outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between October 2011 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarters and nine month periods ended September 30, 2011 and 2010, the Company recognized $0.3 million of ineffectiveness for the interest rate swaps designated as cash flow hedges. As of September 30, 2011 and 2010, accumulated other comprehensive income included unrealized losses on cash flow hedges of $1.5 million and $4.2 million, respectively, of which the Company expects to reclassify approximately $2.2 million and $3.2 million, respectively, against earnings during the next twelve months.

Doral Financial’s interest rate swaps had weighted average receive rates of 0.26% and 0.29% and weighted average pay rates of 4.59% and 4.60% at September 30, 2011 and December 31, 2010, respectively.

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the periods indicated.

	Quarter ended September 30, 2011
(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income to Income	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income to Income
Cash flow Hedges
Interest rate swaps	Interest expense – Advances from FHLB	$71,000	$(2,579)	$470	$(496)

	Quarter ended September 30, 2010
(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income to Income	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income to Income
Cash flow Hedges
Interest rate swaps	Interest expense – Advances from FHLB	$97,000	$(5,635)	$278	$(2,299)

	Nine months ended September 30, 2011
(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income to Income	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income to Income
Cash flow Hedges
Interest rate swaps	Interest expense – Advances from FHLB	$71,000	$(2,579)	$1,757	$(2,085)

	Nine months ended September 30, 2010
(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income to Income	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income to Income
Cash flow Hedges
Interest rate swaps	Interest expense – Advances from FHLB	$97,000	$(5,635)	$3,430	$(5,972)

Trading and Non-Hedging Activities

The following table presents the Company’s derivatives positions and their respective net gains (losses) for the period at September 30, 2011 and 2010, respectively, and their different designations.

		September 30, 2011
(In thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Loss for the Quarter	Net (Loss) Gain for the Nine Month Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading activities	$195,000	$—	$(1)	$(13)
Forward contracts	Net gain (loss) on trading activities	66,000	(228)	(1,516)	(2,847)

		$261,000	$(228)	$(1,517)	$(2,860)

		September 30, 2010
(In thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net (Loss) Gain for the Quarter	Net (Loss) Gain for the Nine Month Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading activities	$245,000	$5	$(48)	$(771)
Forward contracts	Net gain (loss) on trading activities	125,000	(188)	580	4,878

		$370,000	$(183)	$532	$4,107

Doral Financial held $261.0 million and $310.0 million in notional value of derivatives not designated as hedges at September 30, 2011 and December 31, 2010, respectively.

The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of September 30, 2011 and December 31, 2010, the Company had outstanding interest rate caps with a notional amount of $195.0 million and $210.0 million, respectively.

The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSR. The notional amount of the forward contract used to create an economic hedge on its MSR as of September 30, 2011 and 2010 was $25.0 million and $75.0 million, respectively. As of September 30, 2011 and 2010, the Company had forward contracts hedging its warehousing line with a notional amount of $41.0 million and $50.0 million, respectively. As of December 31, 2010, the Company had a notional amount of $50.0 million of forward contracts used to create an economic hedge on its MSR and a notional amount of $50.0 million of forwards hedging its warehousing line. For the quarter and nine month period ended September 30, 2011, the Company recorded losses of $1.5 million and $2.8 million, respectively, on forward contracts which included gains of $1.2 million related to the economic hedge on the MSR. For the quarter and nine month period ended September 30, 2010, the Company recorded gains of $0.6 million and $4.9 million, respectively, on forward contracts which included gains of $1.4 million and $7.9 million, respectively, related to the economic hedge on the MSR.

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

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at September 30, 2011 and December 31, 2010 was not considered material.

29. Variable Interest Entities

In June 2009, the FASB revised authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that by design possesses the following characteristics: (i) The equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; and (ii) As a group, the holders of equity investment at risk do not possess: i) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; or ii) the obligation to absorb expected losses or the right to receive the expected residual returns of the entity; or iii) symmetry between voting rights and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights (e.g., structures with nonsubstantive voting rights).

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

The Company identified four potential sources of variable interests: (i) the servicing portfolio, (ii) the investment portfolio, (iii) the lending portfolio; and (iv) special purpose entities with which the Company is involved, and performed and assessed each for the existence of VIEs and determination of possible consolidation requirements. In all instances where the Company identified a variable interest in a VIE, a primary beneficiary analysis was performed.

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

Special Purpose Entities (SPE): The Company is involved with two special purpose entities. These special purpose entities are deemed to be VIEs:

Assets sold - The Company sold an asset portfolio to a third party on July 29, 2010, consisting of performing and non-performing late-stage residential construction and development loans and other real estate assets, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which has a 10-year maturity and a fixed interest rate of 8% per annum and permits interest capitalization for the first 18 months. This financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets. As of September 30, 2011, the carrying amount of the note receivable was $96.9 million and is classified in loans receivable in the Consolidated Statement of Financial Condition.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10- year maturity and a fixed interest rate of 8% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties. As of September 30, 2011, the carrying amount of the line of credit is $4.6 million and is classified as loan receivable in the Consolidated Statement of Financial Condition.

The Company has determined that the acquirer is a VIE and that the Company is not its primary beneficiary. The assets of the acquirer consist of the transferred asset portfolio in addition to $10.2 million of in kind capital contribution provided by a single third party. The sole equity holder has unconditionally committed to contribute an additional $7.0 million of capital over the next six years.

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

The transfer of the portfolio, consisting of contruction loans and other real estate assets, was accounted for as a sale. The note receivable was recognized at its initial fair value of $96.9 million. The initial fair value measurement of the note receivable was determined using discount rate adjustment techniques with significant unobservable (Level 3) inputs. Management based its fair value estimate using cash flows forecasted considering the initial and future loan advances, when the various construction project units would be complete, current absorption rates of new housing in Puerto Rico, and a market interest rate that reflects the estimated credit risk of the acquirer and the nature of the loan collateral. Doral considered the loans to be construction loans for the purpose of determining a market rate.

Doral CLO I, Ltd - During the third quarter of 2010, the Company, through one of its subsidiaries, Doral Money, entered into a Collateralized Loan Obligation (CLO) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral CLO I, Ltd. is consolidated with the Company in these financial statements.

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

The classifications of assets and liabilities on the Company’s Statement of Financial Condition associated with our consolidated VIE follows:

(In thousands)	September 30, 2011	December 31, 2010
Carrying amount
Cash and other interest-earning assets	$10,236	$51,828
Loans receivable	443,127	401,723
Allowance for loan and lease losses	(1,777)	(2,388)
Other assets	8,723	9,795

Total assets	460,309	460,958

Notes payable (third party liability)	249,836	249,822
Other liabilities	1,747	2,934

Total liabilities	251,583	252,756

Net assets	$208,726	$208,202

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

(In thousands)	September 30, 2011	December 31, 2010
Carrying amount
Servicing assets	$14,051	$15,201
Available for sale securities:
Non-agency CMO	8,068	11,108
Loans receivable:
Construction and land (3)(4)	341,440	412,352
Maximum exposure to loss(1)
Servicing assets	$14,051	$15,201
Available for sale securities:
Non-agency CMO(2)	8,068	11,108
Loans receivable:
Construction and land (3)(4)	341,440	412,352

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

(3)	Does not include construction spot loans and construction development loans to non-developers.
(4)	Net of ALLL of $15.5 million and $25.0 million as of September 30, 2011 and December 31, 2010, respectively.

30. Segment Information

Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Executive Officer, to the senior management team and, to a lesser extent, the Board of Directors. Management also considered the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

During 2011, the Company reorganized its reportable segments consistent with its return to profitability plan. The strategic plan has the objectives of establishing a focused approach for a turnaround and returning to profitability, and of managing its liquidating portfolios. The Company now operates in the following four reportable segments:

•

Puerto Rico – This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a branch network in Puerto Rico of 29 branches offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

•

United States – This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States through its federal savings bank subsidiary with 7 branches in New York and Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market and is the primary source of growth in the Company’s loan portfolio.

•

Liquidating Operations – This segment manages the Company’s liquidating portfolios comprised primarily of construction and land portfolios (loans and repossessed assets) with the purpose of maximizing the Company’s returns on these assets. There is no expected growth in the portfolios within this segment except as part of a workout function.

•

Treasury – The Company’s Treasury function handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

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

The following table presents financial information of the four reportable segments as of September 30, 2011and for the quarter and nine months ended September 30, 2011 with the new reportable segment structure. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, the Company has presented below segment information as of and for the quarter ended September 30, 2011 with the new reportable segment structure as well as comparative segment information as of and for the quarters and nine months ended September 30, 2011 and 2010 using the previous reportable segment structure.

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

	Quarter ended September 30, 2011
(In thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$40,019	15,966	(12,866)	5,128	—	—	$48,247
Intersegment net interest (loss) income	(8,415)	(1,842)	12,220	(1,963)	—	—	—
Total net interest income (loss)	31,604	14,124	(646)	3,165	—	—	48,247
Provision for loan and lease losses	26,061	778	—	14,859	—	—	41,698

Non-interest income (loss)	19,774	763	9,090	—	—	—	29,627
Depreciation and amortization	2,990	292	—	1	10	—	3,293

Non-interest expense	40,718	6,459	3,519	6,756	3,247	—	60,699
Net income (loss) before income taxes	(18,391)	7,358	4,925	(18,451)	(3,257)	—	(27,816)

Identifiable assets	6,332,909	1,507,715	3,290,037	615,494	—	(3,731,697)	8,014,458

	Nine months ended September 30, 2011
(In thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$128,565	39,518	(43,846)	12,635	—		$136,872

Intersegment net interest (loss) income	(41,157)	(4,137)	51,436	(6,142)	—		—
Total net interest income (loss)	87,408	35,381	7,590	6,493	—	—	136,872
Provision (recovery) for loan and lease losses	27,606	741	—	29,265	—		57,612

Non-interest income (loss)	66,287	3,630	27,135	(3)	—		97,049
Depreciation and amortization	9,211	716	1	3	28		9,959

Non-interest expense	118,947	18,379	12,637	18,098	10,337		178,398
Net income (loss) before income taxes	(2,069)	19,175	22,087	(40,876)	(10,365)		(12,048)

Identifiable assets	6,332,909	1,507,715	3,290,037	615,494	—	(3,731,697)	8,014,458

	Quarter ended September 30, 2011
(In thousands)	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations (1)	Totals
Net interest income	$1,134	45,961	—	1,152	$48,247
Provision for loan and lease losses	3,380	38,318	—	—	41,698

Non-interest income	8,649	24,066	2,504	(5,592)	29,627
Income (loss) before income taxes	1,160	(28,914)	2,090	(2,152)	(27,816)

Net income (loss)	1,739	(30,906)	1,215	(2,203)	(30,155)

Identifiable assets	1,718,697	7,347,521	10,552	(1,062,312)	8,014,458

	Quarter ended September 30, 2010
(In thousands)	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations (1)	Totals
Net interest income	$1,001	$36,714	$—	$1,456	$39,171
Provision for loan and lease losses	416	18,919	—	—	19,335

Non-interest income	19,326	32,068	2,969	(12,653)	41,710
Income (loss) before income taxes	5,598	(14,441)	2,325	(8,598)	(15,116)

Net income (loss)	4,600	(16,386)	1,372	(8,598)	(19,012)

Identifiable assets	1,742,082	8,364,097	13,547	(1,043,624)	9,076,102

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

	Nine month period ended September 30, 2011
(In thousands)	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations(1)	Total
Net interest income	$2,916	130,517	—	3,439	$136,872
Provision for loan and lease losses	7,376	50,236	—	—	57,612

Non-interest income	24,943	78,505	7,165	(13,564)	97,049
(Loss) income before income taxes	(865)	(13,012)	5,259	(3,430)	(12,048)

Net (loss) income	(2,090)	(19,903)	3,068	(3,430)	(22,355)

Identifiable assets	1,718,697	7,347,521	10,552	(1,062,312)	8,014,458

	Nine month period ended September 30, 2010
(In thousands)	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations(1)	Total
Net interest income	$6,455	111,824	—	4,718	$122,997
Provision for loan and lease losses	6,703	71,170	—	—	77,873

Non-interest income (loss)	34,889	(64,480)	7,831	(20,136)	(41,896)
(Loss) income before income taxes	(22,418)	(219,583)	5,935	(8,848)	(244,914)

Net (loss) income	(23,773)	(226,709)	3,504	(8,848)	(255,826)

Identifiable assets	1,742,082	8,364,097	13,547	(1,043,624)	9,076,102

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

31. Subsequent Events

On October 1, 2011, Doral Financial completed an internal reorganization by merging its two depository institution subsidiaries. Pursuant to a merger transaction completed on October 1, 2011, Doral Bank, FSB (an FDIC-insured federal savings bank with its main office in New York, New York) was merged with and into Doral Bank (an FDIC-insured Puerto Rico commercial bank with its executive offices in San Juan, Puerto Rico). Doral Bank was the surviving institution in the merger and the main office and branch offices of Doral Bank, FSB located in the states of New York and Florida are now operating as branches of Doral Bank.

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

These forward-looking statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings, tax legislation and tax rules, regulatory matters and new accounting standards and guidance on the Company’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, but instead represent Doral Financial’s current expectations regarding future events. Such forward-looking statements may be generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “predict,” “forecast,” “anticipate,” “target,” “goal,” and similar expressions and future conditional verbs such as “would,” “should,” “could,” “might,” “can” or “may” or similar expressions.

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

Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond Doral Financial’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:

•

the continued recessionary conditions of the Puerto Rico economy and any deterioration in the performance of the United States economy and capital markets that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits leading to, among other things, (i) a further deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

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

•

recent and/or future downgrades of the long-term debt ratings of the United States and the Commonwealth of Puerto Rico, which could adversely affect economic conditions in the United States and the Commonwealth of Puerto Rico;

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

•

uncertainty about the outcome of regular annual safety and soundness and compliance examinations by our primary regulators which may lead to, among other things, an increase in our charge-offs, loan loss provisions, and compliance costs, and an increased risk of being subject to additional regulatory actions;

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

•	residential mortgage borrower performance different than that estimated in the cash flow forecasts for troubled debt restructured;

•

the risk of possible failure or circumvention of our controls, practices and procedures, including those designed to protect our networks, systems, computers and data from attack, damage or unauthorized access, and the risk that our risk management policies may be inadequate;

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

•

potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2010 Annual Report on Form 10-K, as updated from time to time in the Company’s reports filed and to be filed with the SEC; and

•

the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A “Risk Factors” in the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and September 30, 2011, and as updated from time to time in the Company’s future reports filed with the SEC.

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

OVERVIEW OF RESULTS OF OPERATIONS

Net loss for the quarter ended September 30, 2011 totalled $30.2 million, compared to a net loss of $19.0 million for the comparable 2010 period. Doral Financial’s performance for the third quarter of 2011 was primarily due to pre-tax pre-provision income of $13.9 million, offset by provisions for loan and lease losses of $41.7 million.

The Company’s financial results and condition for the quarter ended September 30, 2011 included the following:

•

Net loss attributable to common shareholders for the third quarter of 2011 totalled $32.6 million, and resulted in a net loss per share of $0.26, compared to a net loss attributable to common shareholders for the corresponding 2010 period of $21.4 million, or a loss per share of $0.19.

•

Net interest income for the third quarter of 2011 was $48.2 million, compared to $39.2 million for the corresponding period in 2010. The increase of $9.1 million in net interest income for 2011, compared to 2010, was due to a decrease in interest income of $8.8 million, or 8.9%, partially offset by a decrease in interest expense of $17.9 million, or 29.9%. The decrease in interest income was driven by a decrease in interest on mortgage backed securities of $11.0 million from the sale of securities to delever the bank and decrease the bank’s sensitivity to increasing interest rates. The decrease in interest expense was driven by decreases of: (i) $8.5 million in interest expense on securities sold under agreements to repurchase as Doral renegotiated $1.1 billion in advances from FHLB and repurchase agreements in the first and second quarters of 2011, and retired $219.5 million of repurchase agreements upon the sale of $679.2 million of investment securities, and (ii) $8.7 million on deposits as the Company decreased the volume of higher cost brokered certificates of deposit with lower brokered money market deposits.

•

The provision for loan and lease losses for the quarter ended September 30, 2011 totalled $41.7 million, an increase of $22.4 million over the $19.3 million provision for the corresponding 2010 period. The $41.7 million provision for loan and lease losses in the third quarter of 2011 resulted from provisions to recognize increased delinquencies and loan portfolio growth of $4.0 million, updated valuations of existing impaired loans of $19.1 million, and $18.6 million due to cash flow forecasting revisions primarily related to impaired residential mortgage loans.

•

Non-interest income for the third quarter of 2011 was $29.6 million, a decrease of $12.1 million compared to non-interest income of $41.7 million for the corresponding 2010 period. The negative variance in non-interest income for the third quarter of 2011, compared to the same period in 2010, resulted largely from the following: (i) lower gain on sale of investments during the third quarter of 2010 the Company recognized a gain on sale of securities of $17.1 million driven by the sale of $660.0 million of mortgage backed securities compared to a gain on sale of $9.0 million in the third quarter of 2011 that resulted from the sale of $452.2 million in mortgage backed securities, (ii) servicing income decreased $7.6 million related to a decrease in the mark to market adjustment of the MSR of $4.7 million and an increase on interest losses on serial notes of $2.1 million.

•

Non-interest expense for the third quarter of 2011 was $64.0 million, compared to $76.7 million for the corresponding period in 2010. The $12.7 million decrease in non-interest expenses for the third quarter of 2011 compared to the same period in 2010, was due largely to: (i) a decrease of $4.1 million in OREO expenses due to a reduction in losses on sales of OREOs of $3.0 million, a reduction in appraisal expenses of $0.6 million, and a reduction in LOCOM adjustments of $0.8 million, (ii) a decrease of $2.7 million in professional services driven by a decrease of $1.6 million in corporate and collection legal expenses, a decrease of $0.9 million due to lower defense litigation costs, and a decrease of $1.0 million in professional services to support business activities, (iii) lower

FDIC insurance expense of $1.6 million related to a lower deposit base and a change in the method of computing the assessment, (iv) a decrease of $0.9 million in advertising expense related to institutional, retail deposit and mortgage campaigns, and (v) an increase of $2.2 million in foreclosure expenses.

•

An income tax expense of $2.3 million for the third quarter of 2011, compared to an income tax expense of $3.9 million for the corresponding period in 2010. The decrease in tax expense was due to a better utilization of the IO tax asset due to more profitable operations in some of the Puerto Rico entities resulting in increased earnings expectations for profitable Puerto Rico entities that led to a deferred tax benefit of $2.9 million. In addition, U.S. entities recognized higher DTAs and a corresponding deferred tax benefit of $1.9 million in 2011 as a result of higher NOLs and a higher non-deductible allowance for loan and lease losses related to growth in U.S. operations and loans during 2011.

•

Doral Financial’s loan production for the third quarter of 2011 was $445.6 million, compared to $420.3 million for the comparable 2010 period, an increase of approximately 6.0%. The production increase resulted mainly from the U.S. loan production in commercial and industrial loans.

•

Assets as of September 30, 2011 totalled $8.0 billion compared to $8.6 billion as of December 31, 2010, a decrease of $631.9 million or 7.31%. The decrease is mainly due to the sale of $1.3 billion of mortgage backed securities in 2011, which have been offset in part by purchases of approximately $600.0 million of securities and net growth in loans. These sales were conducted pursuant to the Company’s deleveraging of the balance sheet and the substitution of lower yielding securities with higher yielding loans.

•

Total deposits of $4.3 billion decreased $281.3 million, or 6.1%, from deposits of $4.6 billion as of December 31, 2010. The year-to-date deposit negative variance resulted from decreases of $374.3 million, or 15.9%, in brokered certificates of deposits and of $89.9 million, or 4.5%, in other interest-earning deposits, partially offset by a $163.7 million, or 914.5%, increase in brokered money market deposits.

•

Non-performing loans (“NPLs”), excluding FHA/VA loans guaranteed by the US government, as of September 30, 2011 were $570.2 million, a decrease of $56.3 million from December 31, 2010. The reduction in NPLs was a result of continued emphasis on collections and restructures to optimize performance of the loan portfolio as well as the effect of net charge-offs of $63.2 million during the nine months period ended on September 30, 2011.

Table A

Selected Financial Data

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except for share data)	2011	2010	2011	2010
Selected Income Statement Data:
Interest income	$90,109	$98,883	$275,217	$309,188
Interest expense	41,862	59,712	138,345	186,191

Net interest income	48,247	39,171	136,872	122,997
Provision for loan and lease losses	41,698	19,335	57,612	77,873

Net interest income (loss) after provision for loan and lease losses	6,549	19,836	79,260	45,124
Non-interest income (loss)	29,627	41,710	97,049	(41,896)
Non-interest expenses	63,992	76,662	188,357	248,142

Income (loss) before income taxes	(27,816)	(15,116)	(12,048)	(244,914)
Income tax expense	2,339	3,896	10,307	10,912

Net income (loss)	$(30,155)	$(19,012)	$(22,355)	$(255,826)

Net income (loss) attributable to common shareholders(1)	$(32,570)	$(21,427)	$(29,600)	$(235,935)

Net income (loss) per common share(2)	$(0.29)	$(0.19)	$(0.23)	$(2.92)

Accrued dividends, preferred stock	$2,415	$2,415	$7,245	$6,694
Preferred stock exchange premium, net	$—	$—	$—	$(26,585)
Book value per common share	$3.75	$4.42	$3.75	$4.42
Preferred shares outstanding at end of period	5,811,391	5,811,391	5,811,391	5,811,391
Weighted average common shares outstanding	127,293,756	112,165,805	127,293,756	80,841,687
Common shares outstanding at end of period	127,293,756	127,293,756	127,293,756	127,293,756

Selected Balance Sheet Data at Period End:
Total investment securities	$789,649	$1,641,560	$789,649	$1,641,560
Total loans, net(3)	5,992,707	5,840,711	5,992,707	5,840,711
Allowance for loan and lease losses	118,079	119,263	118,079	119,263
Servicing assets, net	112,704	113,834	112,704	113,834
Total assets	8,014,458	9,072,925	8,014,458	9,072,925
Deposits	4,337,139	4,761,089	4,337,139	4,761,089
Total borrowings	2,585,792	3,126,109	2,585,792	3,126,109
Total liabilities	7,185,146	8,158,580	7,185,146	8,158,580
Preferred equity	352,082	352,082	352,082	352,082
Common equity	477,230	562,263	477,230	562,263
Total stockholders’ equity	829,312	914,345	829,312	914,345

Selected Average Balance Sheet Data for Period End: (4)
Total investment securities	$764,356	$2,169,893	$1,200,751	$2,457,233
Total loans(3)	6,036,775	5,945,860	5,931,828	5,887,592
Total interest-earning assets	7,373,540	8,775,719	7,649,997	9,006,074
Total assets	8,084,897	9,512,082	8,330,633	9,708,855
Deposits	4,066,315	4,853,278	4,445,000	4,717,386
Total borrowings	2,589,762	3,457,285	2,750,091	3,735,531
Total interest-bearing liabilities	6,656,077	8,255,761	6,921,252	8,209,502
Preferred equity	352,082	395,197	352,082	430,341
Common equity	512,223	544,933	512,870	494,449
Total stockholders’ equity	864,305	940,130	864,952	924,790

Operating Data:
Loan production	$445,568	$420,284	$1,260,312	$1,089,509
Loan servicing portfolio (5)	7,951,738	8,233,291	7,951,738	8,233,291
Selected Financial Ratios:
Performance:
Net interest margin	2.60%	1.77%	2.39%	1.83%
Return on average assets (4)	(1.48)%	(0.79)%	(0.36)%	(3.52)%
Return on average common equity(4)(6)	(25.23)%	(15.60)%	(7.72)%	(70.99)%
Capital:
Leverage ratio	8.98%	8.31%	8.98%	8.31%
Tier 1 risk-based capital ratio	12.47%	13.72%	12.47%	13.72%
Total risk-based capital ratio	13.74%	14.98%	13.74%	14.98%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	12.48%	16.75%	12.48%	16.75%
Total NPAs as percentage of consolidated total assets	9.25%	10.70%	9.25%	10.70%
ALLL as a percentage of loans receivable outstanding, at end of period	2.08%	2.20%	2.08%	2.20%
ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings)	4.56%	3.66%	4.56%	3.66%
ALLL to non-performing loans (excluding NPLs held for sale)	20.79%	16.18%	20.79%	16.18%
ALLL plus partial charge-offs and discounts to non-performing loans (excluding NPLs held for sale)	36.79%	27.27%	36.79%	27.27%
Provision for loan and lease losses to net charge-offs	243.98%	55.27%	91.18%	78.36%

Net charge-off’s to average loan receivable outstanding	0.28%	0.62%	0.28%	1.79%
ALLL to net charge-offs on an annualized basis	174.14%	85.92%	116.38%	89.76%
Other ratios:
Average common equity to average assets(4)	6.34%	5.73%	6.16%	5.09%
Tier 1 common equity to risk-weighted assets	6.34%	7.51%	6.34%	7.51%

(1)	For the nine months ended September 30, 2010, includes $26.6 million related to the net effect of the conversion of preferred stock during the period indicated.
(2)

For the quarters and nine months ended September 30, 2011 and 2010, net (loss) income per common share represents the basic and diluted (loss) income per common share, respectively, for each of the periods presented.

(3)	Includes loans held for sale.
(4)	Average balances are computed on a daily basis.
(5)	Represents the total portfolio of loans serviced for third parties. Excludes $4.4 billion and $4.5 billion of mortgage loans owned by Doral Financial at September 30, 2011and September 30, 2010.
(6)	Excludes the effect of the preferred stock exchange inducement.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of September 30, 2011. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” in the Company’s 2010 Annual Report on Form 10-K and in Part I, Item 2, “Management Discussion and Analysis” in the Company’s 2011 first, second and third quarter Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, please refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

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

Third Quarter 2011 vs. Third Quarter 2010 – Net interest margin increased 83 basis points to 2.60% for the third quarter of 2011 from 1.77% for the quarter ended September 30, 2010. The positive variance of $9.1 million in net interest income was due to a decrease in interest expense of $17.9 million partially offset by a decrease in interest income of $8.8 million. The decrease in interest expense is attributed to decreases of $8.5 million in interest expense on securities sold under agreements to repurchase, and $8.7 million on deposits. The decreased interest expense results from successful efforts to restructure Doral’s FHLB advances and repos to lower rates while extending duration, and management’s decision to lower rates paid on Puerto Rico sourced deposits and brokered deposits. The decrease in interest income was driven by a decrease in interest on mortgage backed securities of $11.0 million from the sale of securities to delever the bank and decrease the bank’s sensitivity to increasing interest rates. Average interest-earning assets decreased $1.4 billion, from $8.8 billion for the third quarter of 2010 to $7.4 billion for the corresponding 2011 period, while average interest-bearing liabilities decreased $1.4 billion, from $8.1 billion for the third quarter of 2010 to $6.7 billion, for the same 2011 period.

Nine Month Period Ended September 30, 2011 vs. Nine Month Period Ended September 30, 2010 – Net interest margin increased 56 basis points to 2.39% for the nine month period ended September 30, 2011, compared to 1.83% for the same period in 2010. A positive variance of $13.9 million in net interest income was driven by a decrease in interest expense of $47.9 million and partially offset by a decrease in interest income of $34.0 million. The decrease in interest expense was mainly due to (i) a decrease of $13.5 million on interest on deposits as the brokered deposits portfolio continued to decrease in size and interest rate as well as a reduction in interest rates of other interest bearing deposits, (ii) a decrease in interest of securities sold under agreements to repurchase of $24.9 million due to the strategic restructuring of Doral’s FHLB borrowings during Q1 and Q2 2011 to increase term to maturity and reduce rates, and (iii) a decrease in interest of advances from FHLB of $11.6 million. These decreases were partially offset by an increase in notes payable of $2.8 million related to the $250.0 million debt issued under the CLO in July 2010. The decrease in interest income was driven by an increase in interest income from growth of the US commercial loan portfolio more than offset by a decrease in interest on mortgage backed securities of $32.5 million related to the strategic delevering of the bank to reduce future interest income sensitivity. Average interest-earning assets decreased $1.3 billion, from $9.0 billion for the nine month period ended September 30, 2010 to $7.7 billion for the corresponding 2011 period, while average interest-bearing liabilities decreased $1.3 billion, from $8.2 billion to $6.9 billion, for the same periods.

The following tables present, Doral Financial’s average balance sheet, the total dollar amount of interest income from its average interest-earning assets and the related yields, as well as the interest expense on its average interest-bearing liabilities, expressed in both dollars and rates, and the net interest margin and spread for the periods indicated. These tables do not reflect any effect of income taxes. Average balances are based on average daily balances.

Table B

Average Balance Sheet and Summary of Net Interest Income

	Quarters ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential (1)	$3,877,077	$52,186	5.34%	$4,153,335	$55,160	5.27%
Lease financing receivables	3,018	94	12.34%	8,028	85	4.20%
Consumer	44,420	1,748	15.61%	61,040	2,191	14.24%

	3,924,515	54,028	5.46%	4,222,403	57,436	5.40%
Commercial:
Commercial real estate	716,074	9,810	5.48%	733,433	10,082	5.50%
Commercial and industrial	992,995	13,550	5.46%	600,712	7,711	5.13%
Construction and land	403,191	4,574	4.50%	389,312	4,289	4.37%

	2,112,260	27,934	5.25%	1,723,457	22,082	5.08%

Total loans (2)	6,036,775	81,962	5.39%	5,945,860	79,518	5.31%
Mortgage-backed securities	594,740	5,247	3.50%	2,117,825	16,266	3.05%
Interest-only strips	44,986	1,533	13.52%	45,882	1,580	13.66%
Investment securities	124,630	210	0.67%	6,186	74	4.75%
Other interest-earning assets	572,409	1,157	0.80%	659,966	1,445	0.87%

Total interest-earning assets/interest income	7,373,540	$90,109	4.85%	8,775,719	$98,883	4.47%

Total non-interest-earning assets	711,209			736,363

Total assets	$8,084,749			$9,512,082

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$1,874,290	$5,962	1.26%	$1,927,425	$9,205	1.89%
Brokered deposits	2,192,025	14,273	2.58%	2,671,051	19,715	2.93%

	4,066,315	20,235	1.97%	4,598,476	28,920	2.50%
Repurchase agreements	442,300	2,881	2.58%	1,571,941	11,372	2.87%
Advances from FHLB	1,344,629	10,847	3.20%	1,072,594	10,961	4.05%
Loans payable	292,995	1,423	1.93%	314,845	1,764	2.22%
Notes payable	509,838	6,476	5.08%	497,905	6,695	5.38%

Total interest-bearing liabilities/interest expense	6,656,077	$41,862	2.50%	8,055,761	$59,712	2.94%

Non-interest bearing deposits	278,007			254,803
Other non-interest-bearing liabilities	286,360			261,388

Total non-interest-bearing liabilities	564,367			516,191

Total liabilities	7,220,444			8,571,952
Stockholders’ equity	864,305			940,130

Total liabilities and stockholders’ equity	$8,084,749			$9,512,082

Net interest-earning assets	$717,463			$719,958

Net interest income on a non-taxable equivalent basis		$48,247			$39,171

Interest rate spread (3)			2.35%			1.53%
Interest rate margin (4)			2.60%			1.77%
Net interest-earning assets ratio (5)			110.78%			108.94%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $90,000 and $0.1 million for the third quarter of 2011 and 2010, respectively, of income from prepayment penalties related to the Company’s loan portfolio.
(3)	Interest rate spreads represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

Table C

Average Balance Sheet and Summary of Net Interest Income

	Nine Month Periods Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential (1)	$3,916,204	$159,045	5.43%	$4,124,095	$173,982	5.64%
Lease financing receivables	3,507	216	8.23%	9,780	313	4.28%
Consumer	48,149	5,263	14.61%	66,402	6,880	13.85%

	3,967,860	164,524	5.54%	4,200,277	181,175	5.77%
Commercial:
Commercial real estate	732,347	28,120	5.12%	762,211	30,101	5.27%
Commercial and industrial	801,101	34,537	5.75%	436,107	17,595	5.38%
Construction and land	430,520	14,084	4.37%	488,997	10,996	3.01%

	1,963,968	76,741	5.22%	1,687,315	58,692	4.65%

Total loans (2)	5,931,828	241,265	5.44%	5,887,592	239,867	5.45%
Mortgage-backed securities	1,053,601	25,524	3.24%	2,368,022	58,055	3.28%
Interest-only strips	44,149	4,512	13.66%	45,178	4,614	13.65%
Investment securities	102,999	439	0.57%	44,033	1,522	4.62%
Other interest-earning assets	517,420	3,477	0.90%	661,249	5,130	1.04%

Total interest-earning assets/interest income	7,649,997	$275,217	4.81%	9,006,074	$309,188	4.59%

Total non-interest-earning assets	680,636			702,781

Total assets	$8,330,633			$9,708,855

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$1,920,096	$20,713	1.44%	$1,762,153	$25,635	1.94%
Brokered deposits	2,251,065	48,964	2.91%	2,711,818	57,572	2.84%

	4,171,161	69,677	2.23%	4,473,971	83,207	2.49%
Repurchase agreements	831,212	18,238	2.93%	1,788,474	43,134	3.22%
Advances from FHLB	1,109,541	26,277	3.17%	1,269,055	37,855	3.99%
Other short-term borrowings	—	—	—%	6,722	15	0.30%
Loans payable	297,698	4,463	2.00%	324,775	5,089	2.09%
Notes payable	511,640	19,690	5.13%	346,505	16,891	6.50%

Total interest-bearing liabilities/interest expense	6,921,252	$138,345	2.67%	8,209,502	$186,191	3.03%

Non-interest-bearing deposits	273,839			243,416
Other non-interest-bearing liabilities	270,590			331,147

Total non-interest-bearing liabilities	544,429			574,563

Total liabilities	7,465,681			8,784,065
Stockholders’ equity	864,952			924,790

Total liabilities and stockholders’ equity	$8,330,633			$9,708,855

Net interest-earning assets	$728,745			$796,572

Net interest income on a non-taxable equivalent basis		$136,872			$122,997

Interest rate spread (3)			2.14%			1.56%
Interest rate margin (4)			2.39%			1.83%
Net interest-earning assets ratio (5)			110.53%			109.70%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)

Interest income on loans includes $0.2 million and $0.5 million for the nine month periods ended September 30, 2011 and 2010, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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

Table D

Net Interest Income Variance Analysis

	Quarter ended September 30,
	2011 Compared to 2010 Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans	$827	$1,617	$2,444
Mortgage-backed securities	(17,396)	6,377	(11,019)
Interest-only strips	(31)	(16)	(47)
Investment securities	169	(33)	136
Other interest-earning assets	(179)	(109)	(288)

Total Interest Income Variance	$(16,610)	$7,836	$(8,774)
Interest Expense Variance
Deposits	$(3,427)	$(5,258)	$(8,685)
Repurchase agreements	(8,318)	(173)	(8,491)
Advances from FHLB	2,146	(2,260)	(114)
Other short-term borrowings	—	—	—
Loans payable	(132)	(209)	(341)
Notes payable	140	(359)	(219)

Total Interest Expense Variance	$(9,591)	$(8,259)	$(17,850)

Net Interest Income Variance	$(7,019)	$16,095	$9,076

Table E

Net Interest Income Variance Analysis

	Nine months ended September 30,
	2011 Compared to 2010 Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans	$872	$526	$1,398
Mortgage-backed securities	(48,516)	15,985	(32,531)
Interest-only strips	(105)	3	(102)
Investment securities	458	(1,541)	(1,083)
Other interest-earning assets	(1,021)	(632)	(1,653)

Total Interest Income Variance	$(48,312)	$14,341	$(33,971)
Interest Expense Variance
Deposits	$(5,690)	$(7,840)	$(13,530)
Repurchase agreements	(22,791)	(2,105)	(24,896)
Advances from FHLB	(4,699)	(6,879)	(11,578)
Other short-term borrowings	(8)	(7)	(15)
Loans payable	(442)	(184)	(626)
Notes payable	6,400	(3,601)	2,799

Total Interest Expense Variance	$(27,230)	$(20,616)	$(47,846)

Net Interest Income Variance	$(21,082)	$34,957	$13,875

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management considering all losses inherent in the portfolio and based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, individual assessment of significant impaired loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is maintained at a level believed appropriate to provide for inherent probable losses in the loan portfolio, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect Doral Financial’s net income in future periods.

The $41.7 million provision for loan and lease losses for the third quarter of 2011 reflected an increase of $22.4 million compared to the third quarter of 2010. The $41.7 million provision for loan and lease losses in the third quarter of 2011 resulted from: (i) provisions to recognize increased delinquencies and loan portfolio growth of $4.0 million, (ii) updated valuations of properties collateralizing existing impaired loans of $19.1 million, and (iii) cash flow forecasting revisions primarily related to impaired residential mortgage loans of $18.6 million.

Regarding the $19.1 million provision for updated valuations, the industry has experienced significant delays in receipt of appraisals on residential, commercial, construction and land properties in Puerto Rico. As a result of these delays, in 2009 Doral developed a property index based on then existing appraisals to estimate the value of properties for which no current appraisal was available. This index is updated each quarter and newly received appraisals are added to index calculation. Throughout 2011, Doral made significant investments in the appraisal process, added resources and retained additional appraisal firms to improve the timeliness of appraisal receipt. During the third quarter a significant number of new valuations were received (representing 86% of stale appraisals) on the properties collateralizing impaired construction and commercial loans and on nearly 100% of residential mortgage loan properties reaching 180 days past due. These appraisals resulted in provisions of $14.8 million. In addition, we continue to utilize the property index to estimate valuations for impaired loans where appraisals have not been yet received; the use of the property index resulted in an additional provision of $4.3 million.

The $18.6 million provision reflects improvements in the estimates of future defaults and cash flow forecasts generally on troubled debt restructured loans. The Company continually refines its methodology in an effort to improve the granularity of these estimates. During the third quarter of 2011 our methodology incorporated new statistics regarding borrower behavior at the time of payment reset for residential mortgage loans subject to troubled debt restructurings. While Doral began residential mortgage loan troubled debt restructurings in the fourth quarter of 2007, the Company first offered troubled debt restructurings with temporary payment reductions in the second quarter of 2010. The reduced payment period for the aforementioned restructured loans was generally twelve months. As a result, meaningful borrower performance statistics on the payment resets first became available in the third quarter of 2011. This data was incorporated into the forecast of future defaults and cash flows during the quarter and allowed Doral to develop an estimate of the likelihood that any restructured loan will re-default. This change in estimate resulted in a $13.6 million provision. Also, the Company incorporated certain troubled debt restructured loans into the cash flow forecast that had previously been included in the general reserve calculation and recognized revised cash flow forecasts on loans acquired at deep discount. These two changes resulted in an additional $5.0 million in provisions.

The provision for loan and lease losses for the nine months ended September 30, 2011 totaled $57.6 million compared to $77.9 million for the same period in 2010. The decrease of $20.3 million in the provision is mainly related to higher levels non-performing loans during 2010. In addition, the 2010 provision was affected by (i) the transfer of construction loans to held for sale which resulted in an additional provision of $12.6 million in the second quarter of 2010, (ii) the decision to accelerate foreclosure sales during the second quarter of 2010 which increased the provision for mortgage loans by $8.0 million, (iii) an $8.4 million provision that was required for a performing commercial real estate loan in the third quarter of 2010, and (iv) a $3.0 million additional provision from the reduction in the threshold for individual impairment evaluation in the third quarter of 2010.

Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

Table F

NON-INTEREST INCOME (LOSS)

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2011	2010	Variance	2011	2010	Variance
Net other-than-temporary impairment losses	$(3,161)	$—	$(3,161)	$(3,247)	$(13,259)	$10,012
Net gain on loans securitized and sold and capitalization of mortgage servicing	11,200	4,281	6,919	25,768	11,237	14,531
Servicing income:
Servicing fees	6,757	6,780	(23)	20,592	21,405	(813)
Late charges	1,999	2,602	(603)	5,519	6,984	(1,465)
Prepayment penalties	19	132	(113)	810	127	683
Other servicing fees	269	225	44	725	697	28
Interest loss on serial notes and others	(2,414)	(278)	(2,136)	(4,375)	(5,884)	1,509
Mark-to-market adjustment of servicing assets	(5,768)	(1,051)	(4,717)	(8,967)	(9,529)	562

Total servicing income (loss)	862	8,410	(7,548)	14,304	13,800	504
Trading activities
Gain (loss) on IO valuation	3,415	4,254	(839)	7,043	8,770	(1,727)
Gain (loss) on MSR economic hedge	1,174	1,391	(217)	1,233	7,875	(6,642)
Loss on hedging derivatives	(2,692)	(859)	(1,833)	(4,093)	(3,768)	(325)

Net gain (loss) on trading activities	1,897	4,786	(2,889)	4,183	12,877	(8,694)
Commissions, fees and other income:
Retail banking fees	6,571	6,940	(369)	20,644	21,282	(638)
Insurance agency commissions	2,504	2,969	(465)	7,165	7,747	(582)
Other (loss) income	809	(112)	921	4,693	3,795	898

Total commissions, fees and other income	9,884	9,797	87	32,502	32,824	(322)
Net loss on early repayment of debt	—	(2,641)	2,641	(3,068)	(5,662)	2,594
Net gain (loss) on investment securities	8,945	17,077	(8,132)	26,607	(93,713)	120,320

Total non-interest income (loss)	$29,627	$41,710	$(12,083)	$97,049	$(41,896)	$138,945

Third Quarter 2011 vs. Third Quarter 2010 – Non-interest income of $29.6 million for the third quarter of 2011 decreased by $12.1 million over the third quarter of 2010, primarily due to the following:

•

A decrease in gain on sale of investment securities of $8.1 million. During the third quarter of 2010 the Company recognized a gain on sale of securities of $17.1 million driven by the sale of $660.0 million of mortgage backed securities, compared to the third quarter of 2011 during which the Company had a gain on sale of investment securities of $9.0 million as a result of the sale of $452.2 in agency mortgage backed securities and CMOs.

•	Servicing income decreased $7.6 million related to a market valuation decrease of $4.7 million and an increase on interest losses on serial notes of $2.1 million.

•	OTTI losses increased by $3.2 million during the third quarter of 2011 due to the impairment of Doral’s residual interest retained in a residential mortgage loan securitization completed in 2006.

•	Net gains on trading assets and derivatives decreased $2.9 million due mainly to a $1.8 million loss on hedging derivatives.

•

Net gains on loans securitized and sold and capitalization of mortgage servicing increased $6.9 million related to a $5.5 million increase in net gains from securities held for trading and a $0.8 million increase in the capitalization of mortgage servicing rights.

Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010 – The non-interest income of $97.1 million for the nine months ended September 30, 2011 reflects an increase in total non-interest income of $139.0 million compared to non-interest loss of $41.8 million for the nine months ended September 30, 2010. Significant variances in non-interest income for the nine months ended September 30, 2011 compared to the same period in 2010 were as follows:

•

An improvement in gain on sale of investment securities of $120.3 million. During the second quarter of 2010 the Company recognized a loss on sale of securities of $137.2 million driven by a loss of $136.7 million on the sale of $378.0 million of certain non-agency CMOs. During the first nine months of 2011 the Company had a gain on sale of investment securities of $26.6 million as a result of the deleveraging of the balance sheet.

•

An improvement in OTTI of $10.0 million. During 2010, there was a deterioration in estimated future cash flows of non-agency CMOs resulting in an OTTI of $13.3 million. These securities were sold during the second quarter of 2010 and the unrealized loss in OCI was realized. OTTI of approximately $3.2 million recognized in 2011 was related to the impairment of Doral’s residual interest retained in a residential mortgage loan securitization completed in 2006.

•

An increase of $14.5 million on net gains on loans securitized and sold and capitalization of mortgage servicing, which was driven by an increase of $13.0 million in net gains from securities held for trading and a $2.2 million increase in the capitalization of mortgage servicing rights.

•	Net gains on trading assets and derivatives decreased $8.7 million due mainly to a $6.6 million increase in losses on the MSR economic hedge.

•	A $2.6 million decrease in net losses on early repayment of debt.

Table G

NON-INTEREST EXPENSE

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2011	2010	Variance	2011	2010	Variance
Compensation and benefits	$16,992	$17,728	$(736)	$56,367	$54,478	$1,889
Professional services	11,355	14,010	(2,655)	29,331	43,222	(13,891)
FDIC insurance expense	3,296	4,895	(1,599)	11,449	15,660	(4,211)
Communication expenses	3,824	4,446	(622)	11,463	12,446	(983)
Occupancy expenses	4,958	4,259	699	14,084	12,562	1,522
EDP expenses	2,972	3,697	(725)	9,271	10,354	(1,083)
Depreciation and amortization	3,293	3,178	115	9,959	9,435	524
Taxes, other than payroll and income taxes	3,168	2,820	348	8,967	7,975	992
Advertising	1,097	1,978	(881)	3,843	7,549	(3,706)
Office expenses	1,075	1,595	(520)	3,107	3,992	(885)
Corporate insurance	1,235	1,490	(255)	4,295	4,016	279
Other	4,086	5,928	(1,842)	10,996	11,961	(965)

	57,351	66,024	(8,673)	173,132	193,650	(20,518)
OREO expenses and other reserves:
Other real estate owned expense	2,888	6,959	(4,071)	6,911	34,970	(28,059)
Foreclosure expenses	2,318	1,530	788	4,826	2,152	2,674
Reserve on claim receivable from LBI	—	—	—	—	10,819	(10,819)
Provisions for other credit related expenses	1,435	1,086	349	3,488	6,551	(3,063)

	6,641	9,575	(2,934)	15,225	54,492	(39,267)

Total non-interest expense	$63,992	$75,599	$(11,607)	$188,357	$248,142	$(59,785)

Third Quarter 2011 vs. Third Quarter 2010 – Non-interest expense of $64.0 million for the third quarter of 2011 decreased by $12.7 million, or 16.5% compared the third quarter of 2010. Significant variances in non-interest expense for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 were as follows:

•

OREO expenses were $2.9 million in the second quarter of 2011 compared to $7.0 million for the same period in 2010, a decrease of $4.1 million. The decrease is due to a reduction in losses on sales of OREOs of $3.0 million, a reduction in appraisal expenses of $0.6 million, and a reduction in LOCOM adjustments of $0.8 million.

•

A decrease of $2.7 million in professional services driven by a decrease of $1.6 million in corporate and collection legal expenses, a decrease of $0.9 million due to lower defense litigation costs, and a decrease of $1.0 million in professional services to support business activities.

•	Lower FDIC insurance expense of $1.6 million related to a lower deposit base and a change in the method of computing the assessment.

•	A decrease of $0.9 million in advertising expense related to institutional, retail deposit and mortgage campaigns.

•	An increase of $0.8 million in foreclosure expenses.

Nine Month Period Ended September 30, 2011 vs. Nine Month Period Ended September 30, 2010 – Non-interest expense of $188.4 million for the nine months ended September 30, 2011 decreased by $59.8 million, or 24.1%, over the previous year. Significant variances in non-interest expense for the nine months ended September 30, 2011 compared to the nine month period ended September 30, 2010 were as follows:

•	A decrease of $10.8 million in the reserve for the Company’s claim on Lehman Brothers Inc. that was established in the second quarter of 2010. The claim was subsequently sold to a third party.

•

OREO expenses were $6.9 million in 2011 compared to $35.0 million for the same period in 2010, a decrease of $28.1 million. Higher OREO expenses in 2010 were related to an additional provision for OREO losses of $17.0 million established during the second quarter of 2010 to recognize the effect of management’s strategic decision to reduce pricing to stimulate property sales, market value adjustments driven by lower values of certain OREO properties, and higher maintenance costs to maintain the properties in saleable condition.

•

A decrease of $13.9million in professional services was driven by lower defense litigation costs of $8.1 million, lower advisory services of $0.5 million related to the dissolution of Doral Holdings and Doral Holdings L.P., and lower advisory services of $2.7 million in 2011 compared to 2010 which were incurred in relation to the sale of certain construction loans as well as expenses incurred for the Company’s participation in bidding for FDIC assisted transactions in 2010.

•

There was a higher advertising expense in 2010 of $3.7 million compared to 2011, related to campaigns conducted to gain market share in deposits and mortgage originations subsequent to the local market bank failures and asset acquisition in April 2010.

•	Lower FDIC insurance expense of $4.2 million related to a lower deposit base and a change in the method of computing the assessment.

•	An increase of $2.1 million in stock based compensation was related to certain stock incentive bonuses and tax benefits thereon.

INCOME TAXES

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”). Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014. Notwithstanding, a corporation may elect to remain subject to the 1994 Puerto Rico Tax Code, as amended (“1994 Code”) for 2011 and the next four succeeding years, if it so elects by the time it files its income tax return for 2011. The Company is evaluating the impact of the tax reform on its results of operations including the election to remain subject to the 1994 Code through 2015. Nevertheless, the Company recorded its deferred tax assets expected to reverse after 2015 at the 30.0% tax rate required for all taxable earnings beginning in 2016 which is the latest year that it would be required to convert to the 2011 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and expected to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.0% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code as of September 30, 2011 would represent an additional deferred tax expense of $7.8 million.

For the quarter and nine months ended September 30, 2011, Doral Financial recognized income tax expense of $2.3 million and $10.3 million, respectively, compared to an income tax expense of $3.9 million and $10.9 million for the comparable periods in 2010. The components of income tax expense are summarized below:

	Quarters Ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Current income tax expense - United States	$2,489	$822	$7,964	$4,712
Deferred income tax (benefit) expense:
Puerto Rico	577	1,952	3,697	4,746
United States	(727)	1,122	(1,354)	1,454

Total deferred income tax (benefit) expense	(150)	3,074	2,343	6,200

Total income tax expense	$2,339	$3,896	$10,307	$10,912

The current income tax expense of $2.5 million and $8.0 million for the quarter and nine months ended September 30, 2011, respectively, was related to taxes on U.S. source income. The deferred income tax benefit of $0.2 million and deferred tax expense of $2.3 million for the quarter and nine months ended September 30, 2011 reflected reductions over the comparable periods in 2010. The decrease in deferred tax expense for the quarter ended September 30, 2011 compared to the same period in 2010 was due to better utilization of the IO tax asset due to more profitable operations in some of the Puerto Rico entities resulting in increased earnings expectations for profitable Puerto Rico entities that led to a deferred tax benefit of $1.7 million. In addition U.S. entities recognized higher DTAs and a corresponding deferred tax benefit of $1.4 million in 2011 as a result of higher NOLs and a higher non-deductible allowance for loan and lease losses related to growth in U.S. operations and loans during 2011. The $3.9 million decrease in deferred tax expense for the nine months ended September 30, 2011 compared to September 30, 2010 was due to higher DTAs and a corresponding deferred tax benefit of $2.9 million in U.S. entities in 2011 as a result of higher NOLs and a higher non-deductible allowance for loan and lease losses related to growth U.S. operations and loans during 2011. Also, the deferred tax expense in Puerto Rico decreased $1.0 million due to the net effect on the Company’s deferred tax assets of (i) Puerto Rico tax legislation approved in January 2011 lowering the effective tax rate, resulting in a deferred tax expense of $18.8 million, (ii) the increased earnings expectation for profitable Puerto Rico entities which resulted in a deferred tax benefit of $19.1 million, and (iii) net amortization of deferred taxes of $0.7 million.

Refer to Note 22 of the accompanying financial statements for additional information related to the Company’s income taxes.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $21.0 million and $51.0 million for the quarter and nine months ended September 30, 2011, respectively, compared to $22.7 million and $81.5 million, for the corresponding 2010 periods, respectively.

The following tables set forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table H	Quarters ended September 30,
Loan Production	2011			2010
(Dollars in thousands)	PR	US	Total	PR	US	Total
FHA/VA mortgage loans	$56,497	$—	$56,497	$76,800	$—	$76,800
Conventional conforming mortgage loans	60,778	—	60,778	45,994	—	45,994
Conventional non-conforming mortgage loans (1)	16,846	—	16,846	68,048	410	68,458
Construction development loans	—	22,860	22,860	96,900	34,407	131,307
Disbursement under existing construction development loans	2,901	4,658	7,559	973	1,995	2,968
Commercial real estate	—	23,834	23,834	—	—	—
Commercial loans(2)(3)	—	230,952	230,952	—	85,451	85,451
Consumer loans (2)	204	18	222	746	—	746
Other (4)	—	26,020	26,020	—	8,560	8,560

Total loans	$137,226	$308,342	$445,568	$289,461	$130,823	$420,284

Table I	Nine month periods ended September 30,
Loan Production	2011			2010
(Dollars in thousands)	PR	US	Total	PR	US	Total
FHA/VA mortgage loans	$156,622	$—	$156,622	$186,423	$—	$186,423
Conventional conforming mortgage loans	138,477	—	138,477	97,353	—	97,353
Conventional non-conforming mortgage loans (1)	83,054	2,323	85,377	234,163	410	234,573
Construction development loans	—	26,460	26,460	96,900	37,268	134,168
Disbursement under existing construction development loans	6,429	6,614	13,043	5,891	3,766	9,657
Commercial real estate	4,972	46,618	51,590	6,587	26,986	33,573
Commercial and industrial(2)(3)	1,405	718,032	719,437	—	343,647	343,647
Consumer loans (2)	1,521	27	1,548	3,020	—	3,020
Other (4)	2,348	65,410	67,758	—	47,095	47,095

Total loans	$394,828	$865,484	$1,260,312	$630,337	$459,172	$1,089,509

(1)	Includes $70,000 in second mortgages for the nine month period ended September 30, 2011 and $0.7 million and $1.2 million for the quarter and nine month period ended September 30, 2010, respectively.
(2)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.
(3)	Includes commercial real estate and commercial and industrial loans.
(4)	Consists of multifamily loans.

Loan production increased $25.3 million, or 6%, in the third quarter of 2011, and $170.8 million, or 16%, for the nine month period ended September 30, 2011, when compared to the corresponding 2010 periods. For the third quarter of 2011, the higher volume was mainly driven by an increase of approximately $145.5 million in commercial and industrial loans, an increase of $17.5 million in other loans that consist of multifamily residential mortgages and an increase of $23.8 million in commercial real estate principally originated by the Company’s U.S. lending unit in the 2011 third quarter. These increases were partially offset by a decline of $108.4 million in construction development loans, a decline of $51.6 million and $20.3 million in the origination of conventional non-conforming and FHA/VA loans, respectively, by the Company’s Puerto Rico lending unit. For the nine month period ended September 30, 2011, the higher volume was mainly attributable to an increase of approximately $375.8 million in commercial and industrial loans principally originated by the Company’s U.S. lending unit, an increase of $41.1 million in the origination of conventional conforming mortgage loans, which was partially offset by a decrease of approximately $149.2 million and $29.8 million in the origination of conventional non-conforming mortgage loans and FHA/VA loans, respectively, by the Puerto Rico mortgage lending unit.

Doral’s loan production for the quarter and nine month period ended September 30, 2011 includes $110.6 million and $455.9 million, respectively, of interests in loans acquired from the lead financial institutions through syndication. Doral does not act as an agent or lead bank in any of the loan arrangements.

The decrease in Doral Financial’s originated loans, exclusive of the U.S. based syndicated commercial lending and construction loans, is due to a number of factors including continuing challenging economic conditions in Puerto Rico, competition from other financial institutions, and changes in laws and regulations.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the nine month periods ended September 30, 2011 and 2010 refinancing transactions represented approximately 66% and 87%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

Table K

Loan Origination Sources

	Nine month periods ended September 30,
	2011			2010
	PR	US	Total	PR	US	Total
Consumer	26%	—%	26%	42%	—%	42%
Wholesale (1)	4%	—%	4%	6%	1%	7%
Housing Developments (2)	1%	3%	4%	9%	4%	13%
Commercial Real Estate	—%	4%	4%	1%	2%	3%
Commercial and Industrial	—%	57%	57%	—%	32%	32%
Other (3)	—%	5%	5%	—%	3%	3%

Total	31%	69%	100%	58%	42%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.
(2)	Includes new construction development loans and the disbursement of existing construction development loans.
(3)	Refers to multifamily loans originated through the banking subsidiaries.

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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table L

Loans Serviced For Third Parties

	As of September 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2011	2010
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,494,112	$2,312,042
FHLMC/FNMA	2,709,159	2,882,124
Other conventional mortgage loans(1)(2)	2,758,503	3,039,125

Total portfolio serviced for third parties	$7,961,774	$8,233,291

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$8,208,060	$8,655,613
Additions to servicing portfolio	402,164	273,565
Servicing released due to repurchases	(39,864)	(95,548)
MSRs sales	—	(24,045)
Run-off (3)	(608,586)	(576,294)

Ending servicing portfolio	$7,961,774	$8,233,291

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	96,062	98,671
Weighted-average interest rate	6.09%	6.22%
Weighted-average remaining maturity (months)	237	239
Weighted-average gross servicing fee rate	0.41%	0.40%
Average servicing portfolio (4)	$8,087,537	$8,442,882
Principal prepayments	$310,920	$334,646
Constant prepayment rate	4.88%	5.02%
Average size of loans	$82,882	$83,442
Servicing assets, net	$112,704	$113,834
Mortgage-servicing advances (5)	$57,190	$40,801

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.57%	2.86%
90 days or more past due	5.59%	5.31%

Total delinquencies excluding foreclosures	8.16%	8.17%

Foreclosures pending	4.01%	3.25%

(1)	Excludes $4.6 billion and $4.5 billion of mortgage loans owned by Doral Financial at September 30, 2011 and 2010, respectively.
(2)	Includes portfolios of $116.0 million and $143.1 million at September 30, 2011 and 2010, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.
(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.5 billion and $4.4 billion at September 30, 2011 and 2010, respectively.
(5)	Includes reserves for possible losses on P&I advances of $8.4 million and $8.9 million at September 30, 2011 and 2010, respectively.

Substantially the entire mortgage loans in Doral Financial’s servicing portfolio are secured by single (one to four) family residences located in Puerto Rico. At September 30, 2011 and 2010, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $310.9 million and $334.6 million for the nine month periods ended September 30, 2011 and 2010, respectively. Total delinquencies excluding foreclosures decreased from 8.17% to 8.16% from September 30, 2010 to September 30, 2011. The pending foreclosures increased from 3.25% to 4.01% from September 30, 2010 to September 30, 2011. The Company does not expect significant losses related to these delinquencies since it has a reserve for losses for loans under recourse agreements and for other non-recourse loans has not experienced significant losses in the past.

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

The following items have impacted the Company’s liquidity, funding activities and strategies during 2011 and 2010:

•	changes in short-term borrowings and deposits in the normal course of business;

•	changes in interest rates on short term and longer term deposits and other funding alternatives;

•	strategic decision to de-lever the Bank;

•	repayment of certain long-term callable certificate of deposits;

•	sales of investment securities;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	capital contributions to Doral Bank;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012;

•	repurchase of GNMA defaulted loans;

•	inducement on preferred stock conversions;

•	capital raise of $171.0 million in the second quarter of 2010;

•	efforts to increase retail deposits in the wake of failed Puerto Rico banks; and

•

on July 8, 2010, the Company entered into a collateralized loan arrangement in which $450.0 million of U.S. based commercial loans are funded by $250.0 million from a third party paying 3-month LIBOR plus 1.85%, and $200.0 million by Doral. The entity holding the loans is consolidated into Doral and the third party financing is reported as a note payable in the accompanying consolidated financial statements. The third party funding provides an additional source of liquidity for the Company’s US operations.

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.

Liquidity of the Banking Subsidiaries

Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities and other borrowings. In periods previous to September 30, 2011, the banking subsidiaries have used as their primary sources of liquidity term deposits, notes backed by FHLB letters of credit and auction term funds to depository institutions granted by the Federal Reserve under Term Auction Facility (“TAF”). The banking subsidiaries have significant investments in loans and investment securities which, together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiaries have not been materially adversely impacted by the current challenging liquidity conditions in the U.S. mortgage and credit markets.

Cash Sources and Uses

Doral Financial’s sources of cash as of September 30, 2011 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sales of loans and investment securities.

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

Doral Financial’s uses of cash as of September 30, 2011 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 effective during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowing and the related average interest rates as of September 30, 2011 and December 31, 2010:

Table M

Sources Of Borrowings

	As of September 30, 2011		As of December 31, 2010
(Dollars in thousands)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Deposits	$4,337,139	1.75%	$4,618,475	2.18%
Repurchase Agreements	442,300	2.55%	1,176,800	3.10%
Advances from FHLB	1,343,698	3.06%	901,420	3.49%
Loans Payable	290,866	1.95%	304,035	1.95%
Notes Payable	508,928	4.74%	513,958	4.91%

As of September 30, 2011, Doral Financial’s banking subsidiaries held approximately $4.1 billion in interest-bearing deposits at a weighted-average interest rate of 1.86%. For additional information on the Company’s sources of borrowings please refer to Notes 17 to 21 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

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

During the second quarter the Company increased its FHLB advances using the proceeds to repay securities sold under agreements to repurchase from the FHLB, reducing contractual interest rates from 4.2% to 1.9%, and the average effective interest rate from 4.1% to 3.7%, and extending the average maturity from 2.3 years to 4.0 years. The transaction resulted in a $40.2 million fee which is capitalized and amortized as a yield adjustment. The proceeds from the sale were used to repay other repurchase agreements, fund new loans, or were retained as cash.

The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

Table N

Average Deposit Balance

	Nine months ended September 30, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Certificates of deposit	$643,332	2.04%	$634,924	2.48%
Brokered deposits	2,251,065	2.91%	2,646,556	2.89%
Regular passbook savings	409,291	0.95%	380,534	1.46%
NOW accounts and other transaction accounts	415,245	0.89%	379,100	1.31%
Money market accounts	452,228	1.54%	414,741	1.94%

Total interest-bearing	4,171,161	2.23%	4,455,855	2.49%
Non-interest bearing	273,839	—%	249,991	—%

Total deposits	$4,445,000	2.10%	$4,705,846	2.36%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2011:

Table O

Certificates of Deposits Maturities

(In thousands)	September 30, 2011
Certificates of deposit maturing:
Three months or less	$316,846
Over three through six months	224,574
Over six through twelve months	548,538
Over twelve months	1,248,760

Total	$2,338,718

The amounts in Table O include $2.1 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of September 30, 2011 and December 31, 2010, Doral Financial’s banking subsidiaries had approximately $2.2 billion and $2.4 billion, respectively, in brokered deposits. Brokered deposits are used by the Company´s banking subsidiaries as a source of long-term funds, and Doral Financial’s banking subsidiaries have traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered by some a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits.

The Company’s banking subsidiaries, as members of the FHLB, have access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of September 30, 2011, Doral Financial’s banking subsidiaries had $1.3 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 3.06%. Please refer to Note 19 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.

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

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the nine month period ended September 30, 2011, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $66.8 million, compared to $47.4 million for the corresponding 2010 period, and $62.3 million for the fourth quarter of 2010. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans was $116.0 million and $139.6 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $15.9 million and $15.4 million, respectively.

When the Company sells mortgage loans to third parties (which serve as a source of cash) it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics investors are generally entitled to cause the Company to repurchase such loans.

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

In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require the Company to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of September 30, 2011, the Company’s maximum recourse exposure with FNMA totaled $531.1 million and required the posting of a minimum of $45.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Please refer to Note 24 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.

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

ASSETS AND LIABILITIES

Doral Financial’s total assets were $8.0 billion at September 30, 2011, compared to $8.6 billion at December 31, 2010.

Total assets at September 30, 2011, when compared to December 31, 2010 were affected by a decrease of $835.9 million in available for sale securities as part of the Company’s deleverage and interest rate risk strategies, which was partially offset by an increase of $95.6 million in net loans due to the continued growth of the U.S. commercial loans portfolio offset in part by a decrease in the Puerto Rico net loans outstanding.

Total liabilities were $7.2 billion at September 30, 2011, compared to $7.8 billion at December 31, 2010. Total liabilities as of September 30, 2011 were principally affected by (i) a decrease in brokered deposits of $374.3 million, (ii) a decrease in securities sold under agreements to repurchase of $734.5 million, partially offset by (iii) an increase in advances from FHLB of $442.3 million and (iv) an increase of $93.0 million in non-brokered deposits.

CAPITAL

Doral Financial reported total equity of $829.3 million at September 30, 2011, compared to $862.2 million at December 31, 2010. The Company reported accumulated other comprehensive loss (net of tax) of $1.8 million as of September 30, 2011, compared to other comprehensive income of $4.2 million as of December 31, 2010.

Regulatory Capital Ratios

As of September 30, 2011, Doral Bank PR and Doral Bank US were in compliance with all the applicable regulatory capital requirements as a state non-member bank and federal savings bank, respectively (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank PR level.

Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2011, based on existing Federal Reserve, FDIC and OTS guidelines.

Table P

Regulatory Capital Ratios

	As of September 30, 2011
	Doral Financial	Doral Bank PR	Doral Bank US
Total Capital Ratio (Total capital to risk-weighted assets)	13.7%	14.4%	11.6%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	12.5%	13.1%	11.3%
Tier 1 Leverage Ratio (1)	9.0%	8.6%	6.1%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank US.

	As of December 31, 2010
	Doral Financial	Doral Bank PR	Doral Bank US
Total Capital Ratio (Total capital to risk-weighted assets)	14.5%	15.6%	11.0%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.3%	14.4%	10.7%
Leverage Ratio (1)	8.6%	8.0%	6.5%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank US.

As of September 30, 2011, Doral Financial capital levels exceeded the well capitalized thresholds under applicable federal bank regulatory definitions. The well capitalized thresholds as contained in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require an institution to maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a higher specific capital ratio.

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

As of September 30, 2011 and December 31, 2010, Doral Mortgage maintained $30.1 million and $27.2 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

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

Approximately 10.3% and 19.3% of the Company total assets at September 30, 2011 and December 31, 2010, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 23.1% and 11.0% of these financial instruments at September 30, 2011 and December 31, 2010, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.

Refer to Note 27 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the nine month periods ended September 30, 2011 and 2010, repurchases amounted to approximately $5.4 million and $0.4 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of September 30, 2011 and December 31, 2010, the outstanding principal balance of such delinquent loans amounted to $116.0 million and $139.6 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2011 and December 31, 2010, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.7 billion and $0.8 billion, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.6 billion and $0.7 billion, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the quarter and nine month periods ended September 30, 2011, the Company repurchased at fair value $4.5 million and $10.3 million, respectively, pursuant to recourse provisions, compared to $6.4 million and $23.1 million, respectively, for the corresponding periods of 2010.

Doral Financial reserves for its exposure to recourse totaled $10.4 million and $10.3 million as of September 30, 2011 and December 31, 2010, respectively, and the reserve for other credit-enhanced transactions explained above amounted $8.4 million and $9.0 million as of September 30, 2011 and December 31, 2010, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for each of the periods shown:

Table Q

Recourse Liability Activity

(In thousands)	Quarter ended September 30, 2011	Nine month period ended September 30, 2011
Balance at beginning of period	$10,129	$10,264
Net charge-offs / termination	(507)	(1,235)
Provision for recourse liability	825	1,418

Balance at end of period	$10,447	$10,447

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2011.

Table R

Contractual Obligations

	Payment Due By Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Deposits	$4,337,139	$3,058,110	$845,616	$398,875	$34,538
Repurchase agreements(1)(2)	442,300	100,000	307,300	35,000	—
Advances from FHLB (1)	1,343,698	218,000	622,545	503,153	—
Loans payable (3)	290,866	30,074	58,192	49,281	153,319
Notes payable	508,928	37,950	12,057	102,158	356,763
Other liabilities	103,593	103,593	—	—	—
Non-cancelable operating leases	49,880	5,825	11,507	10,927	21,621

Total Contractual Cash Obligations	$7,076,404	$3,553,552	$1,857,217	$1,099,394	$566,241

(1)	Amounts included in the table above do not include interest.
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

(3)

Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 8.2% to estimate the repayments.

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

Table S

Other Commercial Commitments (1)

	Amount of Commitment Expiration Per Period
(In thousands)	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Commitments to extend credit	$149,583	$76,390	$43,057	$6,748	$23,388
Commitments to sell loans	144,785	144,785	—	—	—
Commercial and financial standby letters of credit	25	25	—	—	—
Maximum contractual recourse exposure	636,688	—	—	—	636,688

Total	$931,081	$221,200	$43,057	$6,748	$660,076

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.

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

Doral Financial’s Asset/Liability Management Committee has been created under the authority of the Board of Directors to manage the Company’s interest rate, market value of equity and liquidity risk. The ALCO is primarily responsible for ensuring that Doral Financial operates within the Company’s established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee of the Board of Directors.

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

The tables below present the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases in interest rates, as of September 30, 2011 and December 31, 2010.

Table T

Risk Profile

As of September 30, 2011	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(6.2)%	(0.1)%
- 100 BPS	8.3%	1.5%

As of December 31, 2010	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(8.5)%	(0.9)%
- 100 BPS	4.7%	(0.1)%

(1)	Based on 12-month forward change in net interest income.

The net interest income (“NII”) sensitivity measure to a one hundred (100) basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (0.9)% to (0.1)% when comparing December 31, 2010 to September 30, 2011. The effect is driven by the continued efforts to reduce maturity/repricing mismatches by extending the maturity in certain wholesale liabilities, sale of investment securities and the growth of variable rate syndicated loans.

As of September 30, 2011 the market value of equity (“MVE”) showed lower sensitivity to rising interest rates when compared to December 31, 2010. MVE sensitivity to an increase of one hundred (100) basis points in market rates changed from (8.5)% to (6.2)%. The Company has been actively managing the balance sheet to maintain the interest rate risk measures in line with targets mainly by the use of on-balance sheet strategies. The sale of certain investment securities, the continued focus on extending maturity of wholesale funding, issuance of callable funding and growth in variable rate assets, have all contributed to reducing MVE exposure.

The following table presents the Company’s investment porfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of September 30, 2011 and December 31, 2010.

Table U

Investment Portfolio Sensitivity

(In thousands)	September 30, 2011	December 31, 2010
Change in Interest Rates (Basis Points)	Change in Fair Value of Available For Sale Securities	Change in Fair Value of Available For Sale Securities
+200	$(32,581)	$(180,474)
+100	(16,675)	(47,474)
Base	—	—
-100	15,946	21,917
-200	26,685	34,416

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

The following table includes the Company’s interest rate caps outstanding as of September 30, 2011.

Table V

Interest Rate Caps

(Dollars in thousands)
Notional Amount	Maturity Date	Entitled Payment Conditions	Premium Paid	Fair Value
$15,000	September, 2012	1-month LIBOR over 6.00%	$143	$—
15,000	October, 2011	1-month LIBOR over 5.00%	172	—
15,000	October, 2012	1-month LIBOR over 5.50%	182	—
50,000	November, 2012	1-month LIBOR over 6.50%	228	—
50,000	November, 2012	1-month LIBOR over 5.50%	545	—
50,000	November, 2012	1-month LIBOR over 6.00%	350	—

$195,000			$1,620	$—

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

The following table presents the Company’s interest rate swaps outstanding as of September 30, 2011.

Table W

Interest Rate Swaps

(Dollars in thousands)
Notional Amount	Maturity Date	Pay Fixed Rate	Receive Floating Rate	Fair Value
Cash Flow Hedge
$6,000	October, 2011	4.51%	1-month LIBOR plus 0.05%	$(22)
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(227)
15,000	November, 2011	4.55%	1-month LIBOR plus 0.02%	(109)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(2,221)

$71,000				$(2,579)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading activities as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $261.0 million and $310.0 million as of September 30, 2011 and December 31, 2010, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.

Derivatives – Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $71.0 million and $74.0 million at September 30, 2011 and December 31, 2010, respectively. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.

The following table presents the Company’s derivative positions as of September 30, 2011 and December 31, 2010 and their respective designations.

Table X

Derivatives Positions

	September 30, 2011		December 31, 2010
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
Interest rate swaps	$71,000	$(2,579)	$74,000	$(4,677)
Other Derivatives
Interest rate caps	195,000	—	210,000	13
Forward contracts	66,000	(228)	100,000	(741)

	261,000	(228)	310,000	(728)

	$332,000	$(2,807)	$384,000	$(5,405)

The following tables includes the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.

Table Y

Fair Value Reconciliation

(In thousands)	Nine month period ended September 30, 2011
Fair value of contracts outstanding at the beginning of the period	$(728)
Changes in fair values during the period	500

Fair value of contracts outstanding at the end of the period	$(228)

Table Z

Sources of Fair Value

(In thousands)	Payment Due by Period
As of September 30, 2011	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in excess of 5 Years	Total Fair Value
Prices actively quoted	$(228)	$—	$—	$—	$(228)
Prices provided by internal sources	—	—	—	—	—

	$(228)	$—	$—	$—	$(228)

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

Table AA

Derivative Counterparty Credit Exposure

(Dollars in thousands)	September 30, 2011
Rating (1)	Number of Counterparties (2)	Notional	Total Exposure at Fair Value (3)	Negative Fair Values	Total Fair Value	Weighted Average Contractual Maturity (in years)
AA-	1	$180,000	$—	$—	$—	1.02
A+	1	86,000	—	(2,579)	(2,579)	0.88
A	2	66,000	67	(295)	(228)	0.10

Total Derivatives	4	$332,000	$67	$(2,874)	$(2,807)	0.80

(1)	Based on the S&P Long-Term Issuer Credit Ratings.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)

(Dollars in thousands)	December 31, 2010
Rating (1)	Number of Counterparties (2)	Notional	Total Exposure at Fair Value (3)	Negative Fair Values	Total Fair Value	Weighted Average Contractual Maturity (in years)
AA-	1	$180,000	$12	$—	$12	1.76
A+	1	104,000	1	(4,677)	(4,676)	1.47
A	2	100,000	95	(836)	(741)	0.06

Total Derivatives	4	$384,000	$108	$(5,513)	$(5,405)	1.24

(1)	Based on the S&P Long-Term Issuer Credit Ratings.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)

Credit Risk

Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities available for sale refer to Note 8 of the accompanying consolidated financial statements.

Loans receivable are loans that Doral Financial holds for investment purposes and, therefore, the Company is at risk for credit loss over the term of the loans. Because many of the Company’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed down substantially, the Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the Company’s exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. The Company also has a growing portfolio of commercial and construction and land loans, geographically dominated by loans in the New York Metropolitan area, and performance of such loans is subject to the strength of the New York City and US economy.

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

Doral Financial’s residential mortgage loan portfolio does not include a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. Interest rate reductions below contractual rate are typically limited to twelve months, and interest only periods are generally limited to twenty-four months. The payments for these loans will reset at the former payment amount unless the loan is restructured again or the restructured terms are extended. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans at origination. There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio.

The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the quarter and nine month periods ended September 30, 2011 were $4.5 million and $10.3 million, respectively. For the quarter and nine months ended September 30, 2011, Doral recorded a provision for recourse of $0.8 million and $1.4 million, respectively, which is included within the foreclosure and other credit related expenses in the consolidated statements of operations. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.

Historically, Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the residential housing construction sector has decreased from $181.5 million as of December 31, 2010, to $156.2 million as of September 30, 2011. Management expects that the amount of construction loans will continue to decrease in future years.

Puerto Rico and the Company have both experienced low levels of new home absorption in recent periods due to the recession in Puerto Rico. As a result, in September 2010, the Governor of Puerto Rico signed into law Act No. 132 of 2010 which established various housing tax and other incentives to stimulate the sale of new and existing housing units. Act No. 115 of July 5, 2011 amended Act No. 132 to extend the expiration of the housing tax and other incentives from June 30, 2011 to October 31, 2011. Act No. 132 was subsequently amended to extend the expiration of the tax and other incentives until December 31, 2012 (subject to certain incentive reductions commencing on July 1, 2012). The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be in effect through December 31, 2012 (with certain incentive reductions commencing on July 1, 2012) and have had a favorable impact in the current economic environment in Puerto Rico. The nine month period ended September 30, 2011 reflected lower UPB in land acquisition, development, and construction financing performing and non-performing loans compared to December 31, 2010.

For the nine month period ended September 30, 2011, the commercial real estate portfolio experienced an increase in late stage delinquency mainly attributed to adverse performance of the small commercial portfolio related to the continued recessionary conditions in Puerto Rico. Management has taken certain actions to mitigate the risk in the portfolio, including leveraging the collections and loss-mitigation resources from the residential mortgage area to the small commercial area as well as expanding advisory services of third party providers for the large commercial area in order to work-out delinquent loans and prevent performing loans from becoming delinquent.

Loan modifications and troubled debt restructurings

With Puerto Rico unemployment in excess of 16.0%, many borrowers have temporarily lost the means to pay their loan contractual principal and interest obligations. As a result of the economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage and consumer loans. The lower level of income and economic activity has also led to fewer new construction residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial real estate, construction and land loans. Doral’s management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral if it is concluded that the borrower’s payment difficulties are temporary and Doral will in time collect the loan principal and agreed upon interest.

Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of Troubled Debt Restructuring as defined by ASC 310-40, Receivables – Troubled Debt Restructuring by Creditors. TDRs are accounted for based on the provisions of ASC 310-10-35, Receivables-Measurement of Loan Impairment. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current program).

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

Loan modifications that are considered troubled debt restructurings completed as of September 30, 2011 and December 31, 2010 were as follows (all loan modifications are related to loans to Puerto Rico residents):

Table BB

Loan modifications considered TDRs

	September 30, 2011		December 31, 2010
(In thousands)	TDRs	90 days and over delinquency	TDRs	90 days and over delinquency
Consumer modifications
Residential mortgage(1)	$796,823	$115,882	$740,889	$142,213
Other consumer	954	94	1,257	75

Total consumer	797,777	115,976	742,146	142,288
Commercial
Commercial real estate	$95,015	$24,316	$71,501	$31,314
Commercial and industrial	10,292	—	5,568	71
Construction and land	76,510	21,087	78,847	36,438

Total commercial	181,817	45,403	155,916	67,823
Total TDRs	$979,594	$161,379	$898,062	$210,111

(1)	As of December 31, 2010 includes $55.5 million of impaired loans not previously reported as impaired, as identified by management’s review of all modified loans.

The following table presents information related to restructured loans that are non-performing at September 30, 2011.

Table CC

Residential restructured loans in non-performing status

Year restructured	Original UPB of restructured loans (1)	Remaining UPB of restructured loans	90 days and over delinquent at September 30, 2011(2)	Percentage of restructured UPB 90 days and over
2007	$6,486	$6,011	$641	11%
2008	45,954	42,390	9,762	23%
2009	114,178	109,102	21,243	19%
2010	429,691	424,562	72,355	17%
2011	215,877	214,759	11,881	6%

	$812,186	$796,824	$115,882	15%

(1)	Loans are included in period of most recent restructure, if subject to more than one restructure.
(2)	Using bank regulatory definition of four or more payments past due, past restructure, and return to accrual status.

Non-performing Loans

Non-performing assets consist of loans on non-accrual status, other real estate owned and other non-performing assets. Doral discontinues interest income recognition and considers financial assets non-performing when they are 90 days or more past due, except for revolving lines of credit and credit cards which are considered non-performing when they are 180 days or more past due; FHA and VA loans which are considered non-performing when they are 271 days past due; and certain loans determined to be well collateralized in which ultimate collection of principal and interest is not in question (current loan and interest balance as a percentage of collateral value is less than 60%). In addition, any financial asset for which management estimates it will not collect contractual principal or interest is considered non-performing when such judgment is made. When income recognition is discontinued for a loan, all accrued but unpaid interest to date is reversed against current period income. Such interest, if collected in the future, is credited to income in the period of the recovery, and the loan returns to accrual status when it becomes current and/or collectability is reasonably assured. The Company also places in non-accrual status all residential construction loans classified as substandard whose sole source of payment is interest reserves funded by Doral Financial. For the quarter and nine month period ended September 30, 2011, the Company would have recognized $14.4 million and $28.5 million, respectively, compared to $14.8 million and $39.0 million for the corresponding 2010 periods, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount includes interest reversal on loans placed on non-accrual status during the period.

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

Composition of Mortgage Non-Performing Loans

There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio. The following table presents the composition of mortgage non-performing loans according to their actual loan-to-value and whether they are covered by mortgage insurance. For purposes of this disclosure, actual LTVs are calculated based on current unpaid balances and original property values or most recent available assessments of value.

Table DD

Composition of Mortgage Non-Performing Loans as of September 30, 2011.

		Distribution based on
Collateral Type	Loan To Value	Original Property Value	Most recent assessment of value
FHA/VA loans	n/a	16.0%	2.0%
Loans with private mortgage insurance	n/a	1.2%	4.5%
Loans with no mortgage insurance	< 60%	5.0%	10.4%
	61-80%	10.1%	12.2%
	81-90%	2.7%	10.8%
	Over 91%	1.9%	23.2%

Total loans		36.9%	63.1%

LTV ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the size of the unpaid principal balance and the LTV level of individual loans. As of September 30, 2011, 37% of the loans in the table above used the original property appraisal obtained at the time of the loan, and 63% of the loans used a more recent valuation.

Construction and land loans include non-performing loans of $109.5 million as of September 30, 2011, or 19.21% (95.81% of which are in Puerto Rico), of total non-performing loans. As of December 31, 2010, 32.42% of the loans within the construction and land portfolio were considered non-performing loans. Doral’s construction and land loan portfolio reflected a decrease in non-performing loans due primarily to charge-offs of $5.4 million and $28.7 million during the quarter and nine month period ended on September 30, 2011. The sale of the construction loan portfolio during 2010 reduced the Company’s risk to this sector; however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.

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

During 2010 and the nine month period ended September 30, 2011, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico, other than a new commitment of $124.9 million entered during the third quarter of 2010, related to the sale of an asset portfolio to a third party on July 2010, consisting of performing and non-performing late-stage residential construction and development loans and real estate. Commitments to fund new construction loans in the US totaled $12.7 million and $52.1 million for the quarter and nine month period ended September 30, 2011, compared to $84.5 million and $125.6 million for the corresponding 2010 period.

The folowing table presents further information on the Company’s construction and land portfolio.

Table EE

Construction and land loan portfolio

	September 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$155,896	$300	$156,196	$181,240	$300	$181,540
Multi-family, condominium, commercial and land construction loans	141,031	78,527	219,558	168,659	108,535	277,194
Undisbursed funds under existing commitments (1)	40,577	18,278	58,855	44,336	9,539	53,875
Total non-performing	104,958	4,589	109,547	147,127	1,610	148,737
Net charge offs	(28,745)	—	(28,745)	54,944	991	55,935
Allowance for loan losses	13,946	1,518	15,464	22,761	2,265	25,026
Non-performing construction to total construction loans	35.35%	5.82%	29.15%	42.05%	1.48%	32.42%
Net charge-offs on an annualized basis to total construction loans	12.94%	—%	10.23%	15.70%	0.91%	12.19%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.

The following table sets forth information with respect to the Company’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.

Table FF

Loans past due 90 days and still accruing

		September 30, 2011			December 31, 2010
(In thousands)		PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing
Residential mortgage	(1)	$—	$—	$—	$—	$—	$—
Credit cards	(2)	982	—	982	973	—	973
Other consumer	(3)	1,770	—	1,770	1,022	—	1,022

Total consumer loans past due 90 days and still accruing		2,752	—	2,752	1,995	—	1,995

Commercial loans past due 90 days and still accruing
Commercial and industrial		857	—	857	560	—	560
Total loans past due 90 days and still accruing		$3,609	$—	$3,609	$2,555	$—	$2,555

(1)	Excludes $14.4 million and $31.5 million of FHA/VA guaranteed residential mortgages past due 90 days and still accruing, as of September 30, 2011 and December 31, 2010, respectively.
(2)	Credit cards until 180 days delinquent.
(3)	Revolving lines of credit until 180 days delinquent.

The following table presents the Company’s loans past due 30-89 days for the periods indicated. The table excludes GNMA defaulted loans 30-89 days past due (for which the Company has the option, but not an obligation, to buy back from the pools serviced) and FHA/VA loans.

Table GG

Loans past due 30-89 days

	September 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$97,712	$—	$97,712	$71,750	$—	$71,750
Other consumer	802	—	802	1,343	—	1,343

Total past-due consumer	98,514	—	98,514	73,093	—	73,093

Lease financing receivables	130	—	130	245	—	245
Commercial
Commercial real estate	52,044	—	52,044	35,353	—	35,353
Construction and land	7,984	—	7,984	2,286	—	2,286
Commercial and industrial	3,073	—	3,073	3,900	—	3,900

Total past-due commercial	63,101	—	63,101	41,539	—	41,539

Total past-due loans (2)	$161,745	$—	$161,745	$114,877	$—	$114,877

(1)	Excludes $3.2 million and $7.4 million of FHA/VA guaranteed loans, as of September 30, 2011 and December 31, 2010, respectively.
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

The following table sets forth information with respect to Doral Financial’s non-performing loans, OREO and other NPAs as of the dates indicated:

Table HH

Non-Performing Assets

	September 30, 2011			December 31, 2010
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$292,803	$1,480	$294,283	$278,675	$2,166	$280,841
Other consumer (2)	466	—	466	404	—	404

Total non-performing consumer, excluding FHA/VA	293,269	1,480	294,749	279,079	2,166	281,245
Lease financing receivables	104	—	104	415	—	415
Commercial real estate	163,007	—	163,007	193,556	—	193,556
Commercial and industrial	2,754	—	2,754	2,522	—	2,522
Construction and land	104,958	4,589	109,547	147,127	1,610	148,737

Total non-performing loans, excluding FHA/VA	$564,092	$6,069	$570,161	$622,699	$3,776	$626,475

OREO and repossessed units
Residential mortgage	$53,442	$—	$53,442	$63,794	$—	$63,794
Commercial	19,749	—	19,749	17,599	—	17,599
Construction and land	29,301	550	29,851	18,230	650	18,880
Other	81	—	81	75	—	75

Total OREO and repossessed units	$102,573	$550	$103,123	$99,698	$650	$100,348

Non-performing FHA/VA guaranteed residential(1)(3)(4)	$64,493	$—	$64,493	$121,305	$—	$121,305
Other non-performing assets	3,204	—	3,204	3,692	—	3,692

Total non-performing assets (5)	$734,362	$6,619	$740,981	$847,394	$4,426	$851,820

Total NPAs as a percentage of the net loan portfolio, (excluding GNMA defaulted loans) and OREO			12.48%			14.85%
Total NPAs as a percentage of consolidated total assets			9.25%			9.85%
Total NPLs (excluding FHA/VA guaranteed loans) to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			9.80%			11.29%
Ratio of allowance for loan and lease losses to total NPLs, including FHA/VA (excluding loans held for sale) at end of period (5)			23.15%			19.82%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.
(2)	Includes delinquency related to personal, revolving lines of credit and other consumer loans.
(3)

Does not include approximately $122.5 million and $112.8 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of September 30, 2011 and December 31, 2010, respectively.

(4)

FHA loans are placed in non-accrual status at 271 days delinquent since the principal balance of these loans is insured or guaranteed under applicable FHA program and interest is, in most cases, fully recovered in foreclosure proceedings. Accordingly, total non-performing FHA guaranteed residential mortgage loans exclude $14.4 million and $31.5 million of FHA loans as of September 30, 2011 and December 31, 2010, respectively, that were 90 days or more past due.

(5)	Excludes FHA and VA claims amounting to $16.0 million and $12.5 million as of September 30, 2011 and December 31, 2010, respectively.

Non-performing loans (excluding FHA/VA loans guaranteed by the US government) as of September 30, 2011 were $570.2 million, a decrease of $56.3 million and $170.8 million from December 31, 2010 and September 30, 2010, respectively. When comparing NPL’s as of September 30, 2011 to those reported as of December 31, 2010, major fluctuations are: (i) increase of $13.4 million in residential mortgage loans; (ii) decrease of $30.5 in commercial real estate loans; and (iii) decrease of $39.2 million in commercial and industrial. These fluctuations are mostly a result of improved collections, charge-offs, loan modifications, and transfers to other real estate owned. When comparing NPL’s as of September 30, 2011 to those reported as of September 30, 2010, major fluctuations are: (i) decrease of $70.0 million in residential mortgage loans; (ii) decrease of $31.8 in commercial real estate loans; and (iii) decrease of $68.3 million in commercial and industrial loans. These fluctuations are mostly a result of improved collections, charge-offs, loan modifications, and transfers to other real estate owned. Charge-offs have had a notable role in the reduction of non-performing loans. Historically, Doral’s charge-off policy has been to reduce the reported balance of a collateral dependent loan (a loan is collateral dependent when the liquidation of collateral is considered the likely source of repayment of a delinquent loan) by a charge to the allowance for loan and lease losses upon receipt of a current market appraised value. However, due to long delays in receiving new market value appraisals of properties in Puerto Rico, Doral implemented a methodology to estimate market values for all properties based upon the changes in market values in new appraisals it has received. During the second quarter of 2011, Doral adopted the practice of charging off the excess of the loan balance before charge-off over the estimated fair value of the property collateralizing the loan considered uncollectible. This new practice also reduces the reported allowance for loan and lease losses and the coverage ratios that exclude the amount previously charged-off.

Non-performing assets, including non-performing loans, decreased by $110.8 million, or 13.0%, as of September 30, 2011, compared to December 31, 2010. Non-performing FHA/VA guaranteed loans decreased by $56.8 million and $60.3 million when compared to December 31, 2010 and September 2010, respectively. As of September 30, 2011, Doral reported a total of $294.3 million of non-performing residential loans excluding FHA/VA guaranteed loans, which represents 8.37% of total residential loans (excluding FHA/VA guaranteed loans) and 51.61% of total non-performing loans.

The following tables provide the non-performing loans activity by portfolio for the periods indicated.

Table II

Non-Performing Loans Activity

	Quarter ended September 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
Balance at beginning of period	$280,349	$699	$281,048	$167,643	$2,731	$109,126	$560,548
Additions	73,183	364	73,547	12,150	124	7,274	93,095
Repurchases	3,753	—	3,753	—	—	—	3,753
Remediated/Cure	(48,917)	(200)	(49,117)	(13,522)	(101)	(372)	(63,112)
Foreclosed	(9,961)	—	(9,961)	(1,693)	—	(2,357)	(14,011)
Write-downs	(4,124)	(293)	(4,417)	(1,571)	—	(4,124)	(10,112)

Balance at end of period	$294,283	$570	$294,853	$163,007	$2,754	$109,547	$570,161

	Quarter ended September 30, 2010
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
Balance at beginning of period	$402,976	$1,062	$404,038	$169,243	$3,343	$255,098	$831,722
Additions	67,857	1,319	69,176	63,849	731	19,891	153,647
Repurchases	4,046	—	4,046	—	—	—	4,046
Remediated/Cure	(98,448)	(981)	(99,429)	(16,706)	(976)	(23,883)	(140,994)
Foreclosed	(11,915)	—	(11,915)	(3,243)	—	(4,779)	(19,937)
Write-downs	(679)	—	(679)	(18,350)	—	(9,096)	(28,125)
Sales	—	—	—	—	—	(59,377)	(59,377)

Balance at end of period	$363,837	$1,400	$365,237	$194,793	$3,098	$177,854	$740,982

	Nine months Ended September 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
Balance at beginning of period	$280,841	$819	$281,660	$193,556	$2,522	$148,737	$626,475
Additions	194,885	2,026	196,911	36,797	1,997	11,899	247,604
Repurchases	6,381	—	6,381	—	—	—	6,381
Remediated/Cure	(156,234)	(1,301)	(157,535)	(50,114)	(1,286)	(10,378)	(219,313)
Foreclosed	(21,601)	—	(21,601)	(7,243)	—	(16,264)	(45,108)
Write-downs	(9,989)	(974)	(10,963)	(9,989)	(479)	(24,447)	(45,878)

Balance at end of period	$294,283	$570	$294,853	$163,007	$2,754	$109,547	$570,161

	Nine months Ended September 30, 2010
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
Balance at beginning of period	$397,698	$1,610	$399,308	$130,811	$933	$306,954	$838,006
Additions	128,377	1,313	129,690	109,731	2,748	71,089	313,258
Repurchases	11,301	—	11,301	—	—	—	11,301
Remediated/Cure	(122,620)	(1,523)	(124,143)	(17,555)	(558)	(93,420)	(235,676)
Foreclosed	(39,563)	—	(39,563)	(7,543)	(25)	(5,209)	(52,340)
Write-downs	(11,356)	—	(11,356)	(20,651)	—	(38,198)	(70,205)
Sales	—	—	—	—	—	(63,362)	(63,362)

Balance at end of period	$363,837	$1,400	$365,237	$194,793	$3,098	$177,854	$740,982

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

OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. OREO sales improved in the third quarter of 2011 compared to 2010 due to the Company’s strategic decision to reduce pricing on the OREO portfolio in order to accelerate sales. The accelerated disposition of OREO is expected to reduce the carrying costs of OREO.

During the nine month period ended September 30, 2011, the Company sold 379 OREO properties, representing $40.2 million in carrying value. For the nine month period ended September 30, 2010, the Company sold 240 OREO properties, representing $27.5 million in unpaid principal balance. Gains and losses on sales of OREO are recognized in other real estate owned expenses in the Company’s consolidated statements of operations.

The following presents the activity of OREO for the periods indicated:

Table JJ

Other real estate owned

	Quarters ended September 30,
(In thousands)	2011	2010
Balance at beginning of period	$101,499	$103,177
Additions	31,609	19,803
Sales	(27,976)	(18,290)
Retirements	—	(72)
Provision for OREO losses	(2,089)	(2,935)

Balance at end of period	$103,043	$101,683

	Nine months ended September 30,
(In thousands)	2011	2010
Balance at beginning of period	$100,273	$94,219
Additions	83,312	75,893
Sales	(72,812)	(34,907)
Retirements	(4,266)	(4,196)
Provision for OREO losses	(3,464)	(29,326)

Balance at end of period	$103,043	$101,683

Allowance for Loan and Lease Losses

The Company estimates and records its ALLL on a quarterly basis. For all performing loans and non-performing small balance homogeneous loans (including residential mortgages, consumer, construction, commercial real estate and commercial under $1.0 million; and performing construction, commercial real estate and commercial greater than $1.0 million) the ALLL is estimated based upon estimated probability of default and loss given default by shared product characteristics using the Company’s historical experience, or the net present value of forecasted future cash flows for small balance homogeneous loans considered troubled debt restructurings. For larger construction, commercial real estate and commercial loans (loan balance greater than $1.0 million) that are 90 or more days past due or are, otherwise considered to be impaired, management estimates the related ALLL based upon an analysis of each individual loans’ characteristics. The ALLL estimate methodologies are described in the following paragraphs.

Residential mortgage - The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers the historical migration of loans to default status. In determining the allowance for loan and lease losses for residential mortgage loans, for purposes of forecasting the future behavior of the portfolio, the Company considers the migration analysis for periods beginning January 2004, but more heavily weights the most recent experience. Consideration of both older and more recent experience ensures that the resulting reserve reflects the challenging economic conditions in Puerto Rico from 2006 through 2010, the leveling of the economy in 2011, and the effect of the Company’s increased collections efforts. Only using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends and management changes. Severity of loss is calculated based on historical results from short sales and foreclosure sales. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 10% and 42% depending on the size of the loan and loan-to-value ratios, and up to 100% for second mortgages. For all loans whose terms have been modified and are considered troubled debt restructured loans, the loans are pooled and cash flows are forecasted (including estimated future defaults), and the cash flows are discounted back to a present value using the average pool original yield.

Construction, commercial real estate, commercial and industrial and land - The ALLL for performing construction, commercial real estate, commercial and industrial and land is estimated considering either the probability of the loan defaulting in the next twelve months and the estimated loss incurred in the event of default or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The probability of a loan defaulting is based upon the Company’s experience in its current portfolio. The loss incurred upon default is based upon the Company’s actual experience in resolving defaulted loans.

Construction, commercial real estate, commercial and industrial and land loans with principal balances greater than $1.0 million that are not performing, or when management estimates it may not collect all contractual principal and interest, are considered impaired and are measured for impairment individually.

The Company evaluates impaired loans and estimates the valuation allowance based on current accounting guidance. Commercial and construction loans over $1.0 million that are classified more than 90 days past due, or when management is concerned about the collection of all contractual amounts due, are evaluated individually for impairment. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. During the third quarter of 2010, given certain risk indicators, management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due and recorded an incremental provision of $3.0 million.

The impairment measurement of these smaller balance loans is now performed annually, with approximately one-fourth of the population reviewed each quarter. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral. If the loan is collateral dependent, regulatory guidance requires the impairment to be based upon the fair value. When current appraisals are not available on properties subject to impairment measurement at quarter end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considers (a) a number of factors including the price at which individual units could be sold in the current market, the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market, or (b) uses an internal index of previously received appraisals from the same geography (typically Puerto Rico) covering the same time period since the stale appraisal was received to estimate the decline in value since the date of the most recent appraisal.

Consumer - The ALLL for consumer loans is estimated based upon the historical charge-off rate using the Company’s historical experience. The ALLL is supplemented by the Company’s policy to charge-off all amounts in excess of the collateral value when the loan principal or interest is 120 days or more days past due.

Generally, the percentage of the allowance for loan and lease losses to non-performing loans will not remain constant due to the nature of the Company’s loan portfolios, which are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the ALLL. In determining the adequacy of the ALLL, management considers such factors as default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, cash flow forecasts and the degree of risk inherent in the loan portfolios. Allocated general reserves are supplemented by a macroeconomic or emerging risk reserve. This portion of the total allowance for loan and lease losses reflects management’s evaluation of conditions that are not directly reflected in the loss factors used in the determination of the ALLL. The conditions evaluated in connection with the macroeconomic and emerging risk allowance include national and local economic trends, industry conditions within the portfolios, recent loan portfolio performance, loan growth, changes in underwriting criteria and the regulatory and public policy environment.

Loans, or portions of loans, estimated by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the ALLL in amounts estimated by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current ALLL is maintained at a level believed appropriate to provide for inherent probable losses in the loan portfolio, future additions to the allowance may be necessary. If economic conditions or borrower behavior deviate substantially from the assumptions used by the Company in determining the allowance for loan and lease losses further increases in the allowance may be required.

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table LL

Allowance for Loan and Lease Losses

	Quarters ended September 30,
	2011			2010
(Dollars in thousands)	PR	US	Total	PR	US	2010
Balance at beginning of period	$87,592	$5,880	$93,472	$131,496	$3,417	$134,913
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	22,213	156	22,369	3,912	11	3,923
Other consumer	1,135	—	1,135	2,097		2,097

Total consumer	23,348	156	23,504	6,009	11	6,020
Lease financing receivables	(311)	—	(311)	996		996
Commercial real estate	6,718	29	6,747	11,019	(7)	11,012
Commercial and industrial	1,517	542	2,059	(976)	307	(669)
Construction and land	9,697	2	9,699	1,742	234	1,976

Total commercial	17,932	573	18,505	11,785	534	12,319
Total provision for loan and lease losses	40,969	729	41,698	18,790	545	19,335
Charge-offs:
Non-FHA/VA residential mortgage	(6,561)	—	(6,561)	(4,549)	—	(4,549)
Other Consumer	(1,830)	—	(1,830)	(960)	—	(960)

Total consumer	(8,391)	—	(8,391)	(5,509)	—	(5,509)
Lease financing receivables	(41)	—	(41)	(2,580)	—	(2,580)
Commercial real estate	(3,735)	—	(3,735)	(16,406)	—	(16,406)
Commercial and industrial	(98)	—	(98)	(1,944)	—	(1,944)
Construction and land	(5,386)	—	(5,386)	(9,042)	—	(9,042)

Total commercial	(9,219)	—	(9,219)	(27,392)	—	(27,392)
Total charge-offs	(17,651)	—	(17,651)	(35,481)	—	(35,481)
Recoveries:
Non-FHA/VA residential mortgage	1	—	1	153	—	153
Other consumer	265	—	265	196	—	196

Total consumer	266	—	266	349	—	349
Lease financing receivables	86	—	86	138	—	138
Commercial real estate	163	—	163	—	—	—
Commercial and industrial	45	—	45	9	—	9
Construction and land	—	—	—	—	—	—

Total commercial	208	—	208	9	—	9
Total recoveries	560	—	560	496	—	496

Net charge-offs	(17,091)	—	(17,091)	(34,985)	—	(34,985)

Balance at end of period	$111,470	$6,609	$118,079	$115,301	$3,962	$119,263

ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			4.56%			3.66%
ALLL as a percentage of loans receivable outstanding, at the end of period			2.08%			2.20%
Provision for loan and lease losses to net charge-offs			243.98%			55.27%

Net charge-offs to average loans receivable outstanding	0.28%	0.62%
ALLL to net charge-offs on an annualized basis	174.14%	85.92%

The following tables summarize Doral Financial’s provisions, charge-offs and recoveries for the ALLL for the periods indicated and provides allocation by loan categories.

Table KK

Allowance for Loan and Lease Losses

	Nine months ended September 30,
	2011			2010
(Dollars in thousands)	PR	US	Total	PR	US	Total
Balance at beginning of period	$117,821	$5,831	$123,652	$136,878	$3,896	$140,774
Provision (recovery) for loans and lease losses:
Non-FHA/VA residential mortgage	28,363	171	28,534	29,224	77	29,301
Other consumer	2,914	—	2,914	5,542	—	5,542

Total consumer	31,277	171	31,448	34,766	77	34,843
Lease financing receivables	(741)	—	(741)	828	—	828
Commercial real estate	5,299	64	5,363	18,841	10	18,851
Commercial and industrial	1,069	1,290	2,359	19,378	343	19,721
Construction and land	19,930	(747)	19,183	3,003	627	3,630

Total commercial	26,300	607	26,164	41,222	980	42,202
Total provision (recovery) for loan and lease losses	56,834	778	57,612	76,816	1,057	77,873
Charge-offs:
Non-FHA/VA residential mortgage	(14,058)	—	(14,058)	(23,762)	—	(23,762)
Other Consumer	(4,438)	—	(4,438)	(6,623)	—	(6,623)

Total consumer	(18,496)	—	(18,496)	(30,385)	—	(30,385)
Lease financing receivables	(272)	—	(272)	(1,472)	—	(1,472)
Commercial real estate	(16,490)	—	(16,490)	(17,092)	—	(17,092)
Commercial and industrial	(524)	—	(524)	(3,120)	—	(3,120)
Construction and land	(28,745)	—	(28,745)	(47,571)	(991)	(48,562)

Total commercial	(45,759)	—	(45,759)	(67,783)	(991)	(68,774)
Total charge-offs	(64,527)	—	(64,527)	(99,640)	(991)	(100,631)
Recoveries:
Non-FHA/VA residential mortgage	1	—	1	153	—	153
Other consumer	550	—	550	542	—	542

Total consumer	551	—	551	695	—	695
Lease financing receivables	564	—	564	305	—	305
Commercial real estate	163	—	163	50	—	50
Commercial and industrial	64	—	64	75	—	75
Construction and land	—	—	—	122	—	122

Total commercial	227	—	227	247	—	247
Total recoveries	1,342	—	1,342	1,247	—	1,247

Net charge-offs	(63,185)	—	(63,185)	(98,393)	(991)	(99,384)

Balance at end of period	$111,470	$6,609	$118,079	$115,301	$3,962	$119,263

ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			4.56%			3.66%

ALLL as a percentage of loans receivable outstanding, at the end of period	2.08%	2.12%
Provision for loan losses to net charge-offs	91.19%	78.36%
Net charge-offs to average loans receivable outstanding	1.07%	1.79%
ALLL to net charge-offs on an annualized basis	116.38%	89.76%

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the internal allocation of Doral Financial’s allowance for loans and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table MM

Allocation of allowance for loans and lease losses

	September 30, 2011				December 31, 2010
(Dollars in thousands)	PR	US	Total	Percentage	PR	US	Total	Percentage
Consumer:
Residential mortgage	$70,671	$293	$70,964	60%	$56,250	$237	$56,487	46%
Other consumer	4,471	—	4,471	4%	5,756	—	5,756	5%

Total consumer	75,142	293	75,435	64%	62,006	237	62,243	51%
Lease financing receivable	380	—	380	—%	518	—	518	—%
Commercial:
Commercial real estate	18,534	214	18,748	16%	29,562	150	29,712	24%
Commercial and industrial	3,418	4,634	8,052	7%	2,974	3,179	6,153	5%
Construction and land	13,946	1,518	15,464	13%	22,761	2,265	25,026	20%

Total commercial	35,898	6,366	42,264	36%	55,297	5,594	60,891	49%

Total	$111,420	$6,659	$118,079	100%	$117,303	$5,831	$123,134	100%

As of September 30, 2011, the Company’s allowance for loan and lease losses was $118.1 million, a decrease of $5.6 million from $123.7 million as of December 31, 2010. This reduction was driven by an increase of $14.4 million in the ALLL related to residential mortgage, primarily as a result of the recent changes in borrower behavior and deterioration in sales prices of forecasted properties. This is partially offset by a reduction of $11.0 million in the ALLL of the commercial real estate loans and $10.0 million in the ALLL in the construction and land loans, mainly due to charge off of previously reserved loans.

Net charge-offs for the third quarter of 2011decreased by $17.9 million when compared to same period in 2010. Construction and land loans and commercial real estate loans reflected a decrease in charge-offs during the third quarter of 2011 compared to 2010 of approximately $3.7 million and $12.5 million, respectively. This decrease was partially offset by an increase of $1.8 million and $1.7 million in charge-offs related to the residential mortgage loans and other consumer portfolio. The increase in charge-off reflects improved information on specific loans as new appraisals are received and the adoption of a policy to charge-off severely delinquent loans based on internal estimates of value in the second quarter of 2011.

Net charge-offs for the nine months ended September 30, 2011 decreased $36.2 million when compared to the same period during 2010. The construction and land portfolios reflect a decrease of $19.9 million, while the residential mortgage and consumer portfolios reflect a decrease of $9.9 million and $3.1 million, respectively. Charge-offs in the commercial real estate portfolio were flat when comparing the two periods. This year-over-year decrease in charge-offs reflects the severe decline in estimated value of the construction projects experienced as a result of the depression-like decline in new home sales in the 2009 and 2010 period, leading to high charge-offs. Also, Doral recorded a $12.6 million charge-off in 2010 to facilitate the sale of its construction loan portfolio to a third party.

The allowance for loan and lease losses coverage ratios as of September 30, 2011 and December 31, 2010 (including and excluding the effect of partial charge-offs and credit related discounts) was as follows:

Table NN

Allowance for loan and lease losses coverage ratios

			September 30, 2011				December 31, 2010
			ALLL plus partial charge- offs and discount as a % of:		ALLL as a % of:		ALLL plus partial charge- offs and discount as a % of:		ALLL as a % of:
			Loans (1)	NPLs (1)	Loans (2)	NPLs (2)	Loans (1)	NPLs (1)	Loans (2)	NPLs (2)
Consumer
Residential mortgage	(3)		2.98%	31.60%	2.02%	24.29%	2.46%	31.77%	1.59%	20.29%
Lease financing receivable			1.10%	66.35%	1.10%	66.35%	10.78%	124.82%	10.78%	124.82%
Consumer	(4)		11.92%	928.70%	11.80%	1,025.75%	11.22%	1,431.68%	11.17%	1,424.75%

Total consumer	(3	)(4)	3.08%	33.05%	2.13%	25.90%	2.60%	33.94%	1.74%	22.48%
Commercial
Commercial real estate			8.25%	28.99%	2.78%	11.50%	7.17%	26.33%	4.31%	15.37%
Commercial and industrial			1.86%	135.99%	0.75%	292.37%	0.97%	243.97%	0.97%	243.97%
Construction and land			17.40%	44.65%	4.12%	14.12%	12.79%	42.00%	5.46%	16.83%

Total commercial			6.94%	39.91%	2.00%	15.35%	6.55%	34.68%	3.42%	17.67%

Total	(3	)(4)	4.56%	36.79%	2.08%	20.79%	3.92%	33.83%	2.29%	19.82%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs and discounts.
(2)	Loans and NPL amounts are not increased by the amount of partial charge-offs and discounts.
(3)	Excludes FHA/VA guaranteed loans.
(4)	Excludes loans on saving deposits.

Doral discontinued new construction lending in Puerto Rico in 2007, new commercial real estate and commercial and industrial lending in Puerto Rico in 2008, and significantly tightened its residential underwriting standards in 2009. Doral’s seasoned vintages, where problems have been identified and addressed in previous periods, currently require smaller additional provisions. Considering the effect of the partial charge-offs, the Company’s coverage ratio was 4.56% as of September 30, 2011 and 3.92% as of December 31, 2010. The 64 basis point increase in the allowance to loans coverage ratio, considering partial charge-offs, was largely due to the higher third quarter provision and charge-offs. The allowance to non-performing loan coverage ratio increased 13 basis points due to lower non-performing loans and the third quarter provision.

The following table presents the Company’s recorded investment in impaired loans and the related ALLL.

Table OO

Impaired loans and related allowance

(In thousands)	September 30, 2011	December 31, 2010(1)
Impaired loans with allowance	$1,065,776	$773,106
Impaired loans without allowance	113,916	486,550

Total impaired loans	$1,179,692	$1,259,656

Related allowance	$74,690	$68,693

(1)	Includes $65.7 million of impaired loans not previously reported as impaired as identified by management’s review of all modified loans.

Historically, Doral reduced the reported balance of collateral dependent commercial, construction and land loans (a loan is collateral dependent when the loan collateral is considered the likely source of repayment of a delinquent loan) by a charge to the allowance for loan and lease losses upon receipt of a current market appraised value. As a result of significant delays in receiving new market value appraisals on Puerto Rico property, Doral has developed a methodology to estimate market values for all commercial real estate, construction and land properties, based upon the changes in market values in new appraisals received. Based on this new practice, during the second quarter of 2011, the Company recorded a charge-off on the difference between the loan balance before the charge-off and the estimated fair value of the property collateralizing the loan. Pursuant to this provision, total charge-offs for the nine month period ended September 30, 2011 amounted to $30.1 million.

Counterparty Risk

The Company has exposure to many different counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. Loans, derivatives, investments, repurchase agreements, other borrowings, and receivables, among others, expose the Company to counterparty risk. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. There can be no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

The Company has procedures in place to mitigate the impact of default among its counterparties. The Company requests collateral for most credit exposures with other financial institutions and monitors these on a regular basis. Nevertheless, market volatility could impact the valuation of collateral held by the Company and result in losses.

Operational Risk

Operational risk includes the potential for financial losses resulting from failed or inadequate controls. Operational risk is inherent in every aspect of business operations, and can result from a range of factors including human judgment, process or system failures, business interruptions, or attacks, damage or unauthorized access to our networks, systems, computers and data. Operational risk is present in all of Doral Financial’s business processes, including financial reporting. The Company has adopted a policy governing the requirements for operational risk management activities. This policy defines the roles and responsibilities for identifying key risks, key risks indicators, estimation of probabilities and magnitudes of potential losses and monitoring trends.

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

General Business, Economic and Political Conditions; Puerto Rico Economy and Fiscal Condition

The Company’s business and financial results are sensitive to general business and economic conditions in Puerto Rico and the United States. Significant business and economic conditions include short-term and long-term interest rates, inflation and the strength or weakness of the Puerto Rico and United States economies and housing markets. If any of these conditions deteriorate, the Company’s business and financial results could be adversely affected. For example, business and economic conditions that negatively impact household income could decrease the demand for residential mortgage loans and increase the number of customers who become delinquent or default on their loans; or, a dramatically rising interest rate environment could decrease the demand for loans and negatively affect the value of the Company’s investments and loans.

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

The United States and other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected, and are likely to continue to negatively affect for some time, the Company’s assets, including its loans and securities portfolios, capital levels, results of operations and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have stabilized the severe financial crisis that occurred in the second half of 2008, but the extent to which these programs and policies will assist in a continued economic recovery or may lead to adverse consequences, whether anticipated or unanticipated, is still unclear.

In addition, economic uncertainty that may result from the recent downgrading of United States long-term debt, from fiscal imbalances in federal, state and local municipal finances combined with the political difficulties in resolving these imbalances, and from debt and other economic problems of several European countries, may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions, including a double-dip recession in the United States, would adversely affect the Company’s financial condition and results of operations.

The Company’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006 a fiscal year in which Puerto Rico’s gross national product grew by only 0.5%. Puerto Rico’s gross national product decreased by 1.2%, 2.9% and 4.0%, respectively, for years 2007, 2008, 2009. According to the Puerto Rico Planning Board’s latest projections, Puerto Rico’s real gross national product was projected to have contracted by 3.8% and 1.0% during fiscal years 2010 and 2011, respectively. Puerto Rico’s real gross national product for fiscal year 2012, however, is projected to grow by 0.7%.

The number of persons employed in Puerto Rico during fiscal year 2010 averaged 1,103,000, a decrease of 5.6% compared to the previous fiscal year. During fiscal year 2011, total employment averaged 1,077,000, a decline of 2.4% compared with the same period of the previous fiscal year, and the unemployment rate averaged 15.9%.

Since 2000, the Government of Puerto Rico has experienced a structural imbalance between recurring government revenues and total expenditures. The structural imbalance was exacerbated during fiscal years 2008 and 2009, with recurring government expenditures significantly exceeding recurring government revenues. Prior to fiscal year 2009, the Puerto Rico government bridged the deficit resulting from the structural imbalance through the use of non-recurring measures, such as borrowing from the Government Development Bank for Puerto Rico or in the bond market, postponing the payment of various government expenses, such as payments to suppliers and utilities providers, and other one-time measures such as the use of derivatives and borrowings collateralized with government assets such as real estate. Since March 2009, the government has taken multiple steps to address and resolve the structural imbalance.

For fiscal year 2009, the deficit was approximately $3.3 billion, consisting of the difference between revenues and expenses for such fiscal year. For fiscal year 2010, the deficit was approximately $2.1 billion and the deficit for fiscal year 2011 was approximately $1.0 billion. The deficit for fiscal year 2012 has been estimated at $610 million. Measures that the Government of Puerto Rico has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the Government of Puerto Rico is the largest source of employment in Puerto Rico, these measures have had the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle.

The current state of the Puerto Rico economy and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of our loan portfolios and reduced the level of our originations in Puerto Rico. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in our other interest and non-interest revenue sources.

Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability of the price of oil imports, the exchange value of the United States dollar, the level of interest rates, the effectiveness of the recently approved changes to local tax incentive legislation, and the continuing economic uncertainty generated by the Puerto Rico government’s fiscal condition described above.

For additional information relating to the fiscal situation and challenges of the Government of Puerto Rico and various initiatives it has undertaken during the last two fiscal years, refer to the sections titled “Fiscal Condition,” “Fiscal Stabilization Plan,” “Government Reorganization Plan,” “Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement System,” “Economic Reconstruction Plan,” and “Economic Development Plan” under “Business-The Commonwealth” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

For information regarding market risk to which the Company is exposed, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2011. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information on legal proceedings and regulatory matters, refer to Note 25 to the unaudited interim consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our business, operating results and/or the market price of our common stock may be adversely affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results of future periods, readers should review, in connection with the other information in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, Item 1A-Risk Factors in the Company’s 2010 Annual Report on Form 10-K, as updated by the information set forth below and the information set forth in Part II, Item 1A-Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

These risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in the Company’s previous filings with the Securities and Exchange Commission. In addition, these risk factors could have a material adverse effect on the Company’s business, financial condition or results of operations. These risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or currently deemed by the Company to be immaterial also could have a material adverse effect on the Company’s business, financial condition or results of operations. Please also refer to the section titled “Forward Looking Statements” in this Quarterly Report on Form 10-Q.

The Company has been and could continue to be negatively affected by adverse economic conditions.

The United States and other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected, and are likely to continue to negatively affect for some time, the Company’s assets, including its loans and securities portfolios, capital levels, results of operations and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have stabilized the severe financial crisis that occurred in the second half of 2008, but the extent to which these programs and policies will assist in an economic recovery or may lead to adverse consequences, whether anticipated or unanticipated, is still unclear. If these programs and policies are ineffective in bringing about an economic recovery or result in substantial adverse developments, the economic conditions may again become more severe, or adverse economic conditions may continue for a substantial period of time. In addition, economic uncertainty that may result from the recent downgrading of United States long-term debt, from fiscal imbalances in federal, state and local municipal finances combined with the political difficulties in resolving these imbalances, and from debt and other economic problems of several European countries may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions, including a double-dip recession in the United States or a delay in recovery in Puerto Rico, would adversely affect the Company’s financial condition and results of operations.

Our credit quality may continue to be adversely affected by Puerto Rico’s current economic conditions.

Our business activities and credit exposure are concentrated in Puerto Rico. Consequently, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006 a fiscal year in which Puerto Rico’s gross national product grew by only 0.5%. Puerto Rico’s gross national product decreased by 1.2%, 2.9% and 4.0%, respectively, for years 2007, 2008, and 2009. According to the Puerto Rico Planning Board’s latest projections, Puerto Rico’s real gross national product was projected to have contracted by 3.8% and 1.0% during fiscal years 2010 and 2011, respectively. Puerto Rico’s real gross national product for fiscal year 2012, however, is projected to grow by 0.7%.

The number of persons employed in Puerto Rico during fiscal year 2010 averaged 1,103,000, a decrease of 5.6% compared to the previous fiscal year. During fiscal year 2011, total employment averaged 1,077,000, a decline of 2.4% compared with the same period of the previous fiscal year, and the unemployment rate averaged 15.9%.

Since 2000, the Government of Puerto Rico has experienced a structural imbalance between recurring government revenues and total expenditures. The structural imbalance was exacerbated during fiscal years 2008 and 2009, with recurring government expenditures significantly exceeding recurring government revenues. Prior to fiscal year 2009, the Puerto Rico government bridged the deficit resulting from the structural imbalance through the use of non-recurring measures, such as borrowing from the Government Development Bank for Puerto Rico or in the bond market, postponing the payment of various government expenses, such as payments to suppliers and utilities providers, and other one-time measures such as the use of derivatives and borrowings collateralized with government assets such as real estate. Since March 2009, the government has taken multiple steps to address and resolve the structural imbalance.

For fiscal year 2009, the deficit was approximately $3.3 billion, consisting of the difference between revenues and expenses for such fiscal year. For fiscal year 2010, the deficit was approximately $2.1 billion and the deficit for fiscal year 2011 was approximately $1.0 billion. The deficit for fiscal year 2012 has been estimated at $610 million. Measures that the Government of Puerto Rico has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the Government of Puerto Rico is the largest source of employment in Puerto Rico, these measures have had the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle. In addition, a payment or other material default by the Government of Puerto Rico or any of its agencies, public corporations or instrumentalities with respect to their municipal bond or note obligations could have a material adverse effect on our financial condition and results of operations.

The current state of the Puerto Rico economy and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of our loan portfolios and reduced the level of our originations in Puerto Rico. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in our other interest and non-interest revenue sources.

Deteriorating credit quality has adversely impacted us and may continue to adversely impact us.

We have experienced a downturn in credit quality since 2006. Our credit quality has continued to be under pressure during 2010 and 2011 as a result of continued recessionary conditions in Puerto Rico and the recent slow-down in consumer activity and economic growth in the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. We expect that credit conditions and the performance of our loan portfolio may continue to deteriorate in the near future.

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

Our allowance for loan losses may not be sufficient to cover actual losses, and we may be required to increase our allowance, which may affect our capital, financial condition and results of operations.

We are subject to risk of loss from loan defaults and foreclosures with respect to the loans that we originate or purchase. We establish an allowance for loan and lease losses at a level estimated as the amount of incurred losses inherent in the loan portfolio as of the related financial statement date based upon analysis of past portfolio default trends, severity experience, and fair value estimates, and record a provision for loan and lease losses which adjusts the allowance for loan and lease loss balance to the estimated amount as a charge to current period income.

We establish a provision for loan losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent loan losses at a level which we deem to be appropriate to provide for inherent losses in our loan portfolio. Although we strive to utilize our best judgment in providing for loan losses, we may fail to accurately estimate the level of inherent loan losses or may have to increase our provision in the future as a result of new information regarding existing loans, future increases in non-performing loans, changes in economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, bank regulatory agencies, such as FDIC and the Office of the Commissioner, periodically review the adequacy of our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or loan charge-offs, based on judgments different from those of our management.

The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates and judgments regarding credit risks and future trends, all of which may undergo substantial changes. If our estimates prove to be incorrect, our allowance for loan and lease losses may not be sufficient to cover losses in our loan portfolio and our expense relating to the additional provision for credit losses could increase substantially. Any such increase in our provision for loan losses would have an adverse effect on our future financial condition and results of operations.

Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

Substantially all of loans are located within the boundaries of the United States economy. Whether the collateral for a loan is located in Puerto Rico or the United States mainland, the performance of our loan portfolio and the collateral value backing the loan transactions are dependent upon the performance of and conditions within each specific real estate market. Puerto Rico entered its sixth-straight year of economic recession in March 2011. Sustained weak economic conditions that have affected Puerto Rico and the United States over the last several years have resulted in declines in collateral values.

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

Doral Financial and its banking subsidiary are subject to the supervision and regulation of various banking regulators and have entered into consent orders with these regulators, and these regulators could take action against Doral Financial or its banking subsidiary.

As a regulated financial services firm, our good standing with our regulators is of fundamental importance to the continuation and growth of our businesses. Doral Financial is subject to supervision and regulation by the Federal Reserve and the Office of the Commissioner, and Doral Bank is subject to supervision and regulation by the FDIC and the Office of the Commissioner.

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

Doral Financial and Doral Bank have entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner, which, among other things, prohibited Doral Bank from paying dividends to the parent company, and prohibited Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval and required Doral Bank to take various actions to ensure compliance with the provisions of the Bank Secrecy Act. While the FDIC and the Office of the Commissioner have lifted their consent orders, these banking regulators could take further action with respect to Doral Financial or our banking subsidiary and, if any such further action were taken, such action could have a material adverse effect on Doral Financial. Doral Financial’s consent order with the Federal Reserve is still in effect and Doral Financial’s banking regulators could take additional actions to protect Doral Bank or to ensure that the holding company remains as a source of financial and managerial strength to its banking subsidiary, and such action could have adverse effects on Doral Financial or its stockholders.

Doral Financial and its banking subsidiary are subject to regulatory capital adequacy and other supervisory guidelines, and if we fail to meet those guidelines our business and financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, Doral Financial and Doral Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to quantitative judgments by regulators regarding components, risk weightings and other factors. Supervisory guidelines also address, among other things, asset quality and liquidity. If either Doral Financial or Doral Bank fail to meet these minimum capital adequacy requirements or any other supervisory and regulatory requirements, our business and financial condition will be adversely affected. A failure to meet regulatory capital adequacy guidelines, among other things, would affect Doral Bank’s ability to accept or rollover brokered deposits and could result in supervisory actions by federal and/or Puerto Rico banking authorities.

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risk could adversely affect our consolidated results of operations.

We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk, and we currently believe that our risk management policies and procedures are effective. Nonetheless, if our risk management controls, procedures, policies and systems, including those designed to protect our networks, systems, computers and data from attack, damage or unauthorized access, were to fail or be circumvented, we could incur losses or suffer reputational damage or find ourselves out of compliance with applicable regulatory mandates or expectations.

Some of our methods for managing risks and exposures are based upon the use of observed historical market behavior or statistics based upon historical models. As a result, these methods may not fully predict future exposures, which could be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated.

We may also be subject to disruptions from external events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected. When we record balance sheet reserves for probable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition for the periods in which we recognize the losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Accrued dividends in arrearage with respect to our Convertible Preferred Stock, through September 30, 2011, were approximately $24.6 million.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 10-K filed with the Commission on March 31, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to same exhibit number of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 21, 2008).

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 31, 2003).

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.6	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.7	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Commission on December 29, 2006).

10.8	Employment Agreement, dated as of June 25, 2007, between Doral Financial Corporation and Paul Makowski (Incorporated herein by reference to exhibit number 10.11 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.9	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 19, 2008).

10.10	Securityholders Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holding Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.11	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.12	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.13	Employment Agreement, dated as of March 24, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

10.14	Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).

10.15	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP, Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.16	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.17	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.18	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.19	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.20	Amendment No. 1 to Securityholders and Registration Rights Agreement between Doral Financial Corporation and Doral Holdings Delaware, LLC dated as of August 5, 2010. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 10, 2010).

10.21	Form of Restricted Stock Award Agreement for Directors of Doral Financial Corporation under the 2008 Stock Incentive Plan. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on January 24, 2011).

10.22	Amendment to Employment Agreement between the Company and Robert E. Wahlman dated August 10, 2011 (incorporated herein by reference to Exhibit 10.22 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 16, 2011).

10.23	Employment Agreement between the Company and Ronald Stewart dated as of September 7, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2011	/s/ Glen R. Wakeman

Glen R. Wakeman
Chief Executive Officer and President

Date: November 14, 2011	/s/ Robert E. Wahlman

Robert E. Wahlman
Executive Vice President and
Chief Financial Officer