Form 10-K
period 2011-12-31
DORAL FINANCIAL CORP
filed 2012-03-30
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☑         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

$249,495,762, approximately, based on the last sale price of $1.96 per share on the New York Stock Exchange on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 128,462,423 shares as of March 23, 2012.

Documents Incorporated by Reference:

Part III incorporates certain information by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders

EXPLANATORY NOTE

This Annual Report on Form 10-K incorporates certain changes made to financial information included in the earnings press release issued by Doral Financial Corporation (the “Company”) on January 19, 2012, which press release was furnished by the Company to the Securities and Exchange Commission in a Current Report on Form 8-K dated January 20, 2012. The changes made reduced the amount of loans and the allowance for loan and lease losses approximately $10.1 million as of December 31, 2011. This Form 10-K also incorporates these changes in the management discussion and analysis and financial statement disclosures related to loans, non-performing loans, allowance for loan and lease losses, charge-offs, allowance coverage ratios and deferred taxes, as appropriate. The amount of earnings reported in this From 10-K is unchanged from the earnings reported in the January 20, 2012 Form 8-K.

DORAL FINANCIAL CORPORATION

2011 ANNUAL REPORT ON FORM 10-K

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

These forward-looking statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings, tax legislation and tax rules, regulatory matters and new accounting standards and guidance on the Company’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, but instead represent the Company’s current expectations regarding future events. Such forward-looking statements may be generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “predict,” “forecast,” “anticipate,” “target,” “goal” and similar expressions and future or conditional verbs such as “would,” “should,” “could,” “might,” “can” or “may” or similar expressions.

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

Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond the Company’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement:

•

the continued recessionary conditions of the Puerto Rico economy and any deterioration in the performance of the United States of America (“United States” or “U.S.”) economy and capital markets that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits leading to, among other things, (i) a further deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

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

•	residential mortgage borrower performance different than that estimated in the cash flow forecasts for troubled debt restructured loans;

•

the risk of possible failure or circumvention of our controls, practices and procedures, including those designed to protect our networks, systems, computers and data from attack, damage or unauthorized access, and the risk that our risk management policies and/or processes may be inadequate;

•

the risk that the Federal Deposit Insurance Corporation (“FDIC”) may further increase deposit insurance premiums and/or require special assessments to replenish its insurance fund, causing an additional increase in the Company’s non-interest expense;

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

•

potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC; and

•	the other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, as updated from time to time in the Company’s future reports filed with the SEC.

PART I

Item 1.	Business

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

Doral Financial has three wholly-owned subsidiaries, which are Doral Bank (“Doral Bank”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank has three wholly-owned subsidiaries in operation, Doral Mortgage, LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), principally engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity incorporated to dispose of a real estate project of which Doral Bank took possession during 2005. Doral Money also consolidates two variable interest entities (“VIEs”) created during 2010 for the purpose of entering into a collateralized loan arrangement with a third party. During 2008, Doral Investment International, LLC (“Doral Investment”) was organized to become a new subsidiary of Doral Bank. Currently, Doral Investment is not operational.

Effective October 1, 2011, the Company completed an internal reorganization by merging its two depository institution subsidiaries, Doral Bank, FSB (which was an FDIC-insured federal savings bank with its main office in New York, New York) and Doral Bank. Doral Bank was the surviving institution in the merger and the main office and branch offices of Doral Bank, FSB located in the states of New York and Florida are now operating as branches of Doral Bank.

Prior to 2011, Doral Financial managed its business through three operating segments that were organized by legal entity and aggregated by line of business: banking (including thrift operations), mortgage banking and insurance agency. During 2011, the Company reorganized its reportable segments consistent with its return to profitability plan. The Company now operates in four reportable segments, which are: Puerto Rico, United States, Liquidating Operations and Treasury. For additional information regarding the Company’s segments please refer to “Operating Segments” under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 41 of the accompanying Consolidated Financial Statements.

Puerto Rico

This segment is the Company’s principal market. Through its banking subsidiary, Doral Bank, a Puerto Rico commercial bank, Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans (primarily residential real estate mortgage loans), invests in mortgage-backed securities and other investment securities, and offers traditional banking services. Approximately 98% of the Puerto Rico segment loan portfolio is secured by real estate. Doral Bank operates 29 branch offices in Puerto Rico. Mortgage loans are originated through the Company’s mortgage banking entity, Doral Mortgage, which is primarily engaged in the origination of mortgage loans on behalf of Doral Bank. Loan origination activities are conducted through the branch office network and centralized loan departments. Internal mortgage loan originations are also supplemented by wholesale loan purchases from third parties. As of December 31, 2011, the Puerto Rico segment had total assets and total deposits of $6.2 billion and $1.8 billion, respectively. The Puerto Rico segment also includes Doral Insurance Agency, a subsidiary of Doral Financial, which offers property, casualty, life and title insurance as an insurance agency, primarily to its mortgage loan customers, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of real property securing an interim construction loan.

United States

This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States through Doral Bank US operations (“Doral Bank US”), a division of Doral Bank, with 7 branches in New York and Florida, and Doral Money, which engages in commercial and construction lending in the New York City metropolitan area. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market and is the primary source of growth in the Company’s loan portfolio.

Liquidating Operations

This segment contains those activities and assets related to the Company’s liquidating portfolios, loan and other real estate owned of Puerto Rico construction and land portfolios, managed with the purposes of resolving the assets in a way that maximizes the Company’s returns on these assets. No growth or new loans are expected in the portfolios within this segment, except as part of working the loan out in the best interests of the Company.

Treasury

The Company’s Treasury function handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

Availability of Information on Website

Doral Financial’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, through its website, http://www.doralfinancial.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, Doral Financial makes available on its website under the heading “Corporate Governance” its: (i) Code of Business Conduct and Ethics; (ii) Corporate Governance Guidelines; (iii) Information Disclosure Policy; and (iv) the charters of the Audit, Compensation, Corporate Governance and Nominating, and Risk Policy committees, and also intends to disclose on its website any amendments to its Code of Business Conduct and Ethics, or waivers of the Code of Business Conduct and Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The aforementioned reports and materials can also be obtained free of charge upon written request to the Secretary of the Company at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.

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

Holding Company Structure

Doral Financial conducts its activities primarily through its three wholly-owned subsidiaries, Doral Bank (including Puerto Rico and United States operations), Doral Insurance Agency, and Doral Properties. Doral Bank operates four wholly-owned subsidiaries: Doral Mortgage, Doral Money, Doral Investment and CB, LLC.

Banking Activities

Doral Financial is engaged in retail banking activities in Puerto Rico and the United States through its banking subsidiary. Doral Bank operates 29 branches in Puerto Rico and 7 branches in New York and Florida and offers a variety of consumer loan products as well as deposit products and other retail banking services. Doral Bank’s strategy is to combine excellent service with an improved sales process to capture new clients and cross-sell additional products and provide solutions to existing clients. As of December 31, 2011, Doral Bank and its subsidiaries had a loan portfolio, classified as loans receivable, of approximately $5.6 billion, of which approximately $3.5 billion consisted of loans secured by residential real estate, including real estate development projects, and a loan portfolio classified as loans held for sale, of approximately $211.2 million.

Doral Bank’s lending activities in Puerto Rico have traditionally focused on the origination of residential mortgage loans. All residential mortgage origination activities in Puerto Rico are conducted by Doral Bank through its wholly-owned subsidiary Doral Mortgage.

Doral Money and the U.S. operations of Doral Bank are also engaged in the mortgage banking business in the New York City metropolitan area and are also engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market. Starting in 2011, a new healthcare finance product is providing asset-based, working capital lines of credit to providers of goods and services in the healthcare industry nationwide, including hospitals, home healthcare agencies and long-term care facilities with financing needs from $1.0 million to $20.0 million.

Doral Bank complements its lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services.

For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiary, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Liquidity and Capital Resources” in this report.

Consumer Lending

Consumer lending operations include residential mortgage lending and consumer loans. As of December 31, 2011, Doral Bank and its subsidiaries’ consumer loan portfolio totaled $3.2 billion, or 56.8%, of its loans receivable portfolio.

Residential Mortgage Lending

Doral Bank is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), an approved issuer for the Government National Mortgage Association (“GNMA”) and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral Financial is also qualified to originate mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the Veterans Administration (“VA”) or by the Rural Housing Service (“RHS”).

Doral Bank originates a wide variety of mortgage loan products, some of which are held for investment and others which are held for sale, that are designed to meet consumer needs and competitive conditions. The principal residential mortgage products are 30-year and 15-year fixed rate first mortgage loans secured by single-family residential properties consisting of one-to-four family units. None of Doral Bank’s residential mortgage loans have adjustable interest rate features. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by FHA, VA or RHS and those that are not. The latter types of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not meet the requirements are referred to as non-conforming loans.

For additional information on Doral Financial’s mortgage loan originations, refer to Table I — Loan Production included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

Other Consumer

Doral Bank provides consumer loans that include consumer credit, personal loans, loans on savings deposits and other consumer loans. At December 31, 2011, these consumer loans totaled $37.2 million, or 0.7%, of its loans receivable, gross portfolio.

Doral Bank’s consumer loan portfolio is subject to certain risks, including: (i) amount of credit offered to consumers in the market; (ii) interest rate increases; (iii) consumer bankruptcy laws which allow consumers to discharge certain debts; and (iv) continued recessionary conditions and/or additional deterioration of the Puerto Rico and United States economies. Doral Bank attempts to reduce its exposure to such risks by: (i) individually reviewing each loan request and renewal; (ii) utilizing a centralized approval system for loans in excess of $25,000; (iii) strictly adhering to written credit policies; and (iv) conducting an independent credit review.

Financing Leases

Historically, Doral Financial has originated auto and equipment financing leases on a limited scale; however, during 2011, through its subsidiary, Doral Money, the Company continued its limited lease financing activity in the United States. As of December 31, 2011, the Company’s U.S. equipment financing lease portfolio totaled $5.8 million.

Commercial Lending

Commercial lending operations include commercial real estate, commercial and industrial and construction and land. As of December 31, 2011, Doral Bank and its subsidiaries’ commercial loan (including construction and land) portfolio totaled $2.4 billion, or 43.0%, of its loans receivable portfolio. Most of the growth in the commercial lending portfolio has been in the U.S. operations as economic conditions have improved on the mainland.

Commercial Real Estate and Commercial and Industrial

Due to worsening economic conditions in Puerto Rico, Doral’s new commercial lending activity in Puerto Rico has been limited since early 2008. However, commercial lending activities in the U.S. have grown significantly beginning late in 2009. At December 31, 2011, commercial loans totaled $2.0 billion, or 36.4%, of Doral Bank and its subsidiaries’ loans receivable portfolio, which included $813.6 million in commercial loans secured by real estate. Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, Doral Bank’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.

Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and collateral, if any, and are generally secured by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear a floating interest rate that is indexed to a base rate, such as, the prime rate, the London Interbank Offered Rate (“LIBOR”) or another established index.

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

As mentioned above, Doral Money’s syndicated lending unit began operations during the third quarter of 2009. Syndicated corporate loans are credit facilities sourced primarily from financial institutions that are acting as lead lenders and arrangers in these syndications. The U.S. based middle market syndicated lending strategy is to acquire syndicated interests in loans, primarily between $5.0 million to $15.0 million, mostly to U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s U.S. based syndicated lending unit. Borrowers are either domiciled in the U.S. or the vast majority of their revenues are generated in the U.S. All borrowers have external public ratings or a rating letter from Standard & Poor’s and/or Moody’s.

The syndicated lending unit portfolio has been growing steadily since 2009. As of December 31, 2011, syndicated loans totaled $933.6 million, or 16.7%, of the consolidated Doral Bank loans receivable portfolio. For the year ended December 31, 2011, U.S. syndicated loans accounted for 43.2% of total loans originated during 2011.

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

Construction Lending

Due to market conditions in Puerto Rico, the Company has ceased financing new construction of single family residential and commercial real estate projects, including land development, in Puerto Rico. Doral will continue to evaluate and appraise market conditions to determine if and when it will resume such financing. Doral Bank had traditionally been a leading player in Puerto Rico in providing interim construction loans to finance residential development projects, primarily in the affordable and mid-range housing markets. In 2006, the Company reassessed its risk exposure to the sector and made a strategic decision to restrict construction lending to established clients with proven track records. In late 2007, as a result of the continued downturn in the Puerto Rico housing market, the Company determined that it would no longer underwrite new development projects and focus its efforts on collections, including assisting developers in marketing their properties to potential home buyers. As of December 31, 2011, Doral Bank and its subsidiaries had approximately $368.3 million in construction and land loans. Historically, construction loans extended by the Company to developers were typically adjustable rate loans, indexed to the prime rate, with terms generally ranging from 12 to 36 months.

Doral Bank, through its U.S. operations, and Doral Money extend interim, construction loans and bridge loans secured by multifamily apartment buildings and other commercial properties in the New York City metropolitan area and in northwest Florida. As of December 31, 2011, Doral Bank through its U.S. operations and Doral Money had a portfolio of $26.6 million and $71.2 million, respectively, in interim construction and bridge loans.

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

Mortgage Origination Channels

Doral Bank’s strategy is to defend its mortgage servicing portfolio primarily by internal originations through its retail branch network. Doral Mortgage units are co-located in 27 of the 29 retail bank branches of Doral Bank in Puerto Rico. Doral Bank supplements retail originations with wholesale purchases of loans from third parties. The principal origination channels of Doral Financial’s loan origination units are summarized below.

Retail Channel.     Doral Bank, through its Doral Mortgage operations, originates loans through its network of loan officers located in 27 retail branches throughout Puerto Rico. Customers are sought through advertising campaigns in local newspapers and television, as well as direct mail and telemarketing campaigns. Doral Bank emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers. Doral Bank works closely with residential housing developers and specializes in originating mortgage loans to provide permanent financing for the purchase of homes in new housing projects.

Wholesale Correspondent Channel.     Doral Bank maintains a centralized unit that purchases closed conventional residential mortgage loans from other financial institutions. Doral Bank underwrites each loan prior to purchase. For the years ended December 31, 2011, 2010, and 2009 loan purchases totaled approximately $77.0 million, $82.0 million and $126.0 million, respectively.

For more information on Doral Financial’s loan origination channels, refer to Table J — Loan Origination Sources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

Mortgage Loan Underwriting

Doral Bank’s underwriting standards are designed to comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), GNMA, RHS, VA, FNMA, FHLMC, Federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable.

Doral Bank’s underwriting policies focus primarily on the borrower’s ability to pay and secondarily on collateral value. The maximum loan-to-value (“LTV”) ratio on conventional first mortgages generally does not exceed 80%. Doral Bank also offers certain first mortgage products with higher LTV ratios, which may require private mortgage insurance. In conjunction with a first mortgage, Doral Bank may also provide a borrower with additional financing through a closed end second mortgage loan, whose combined LTV ratio exceeds 80%. Doral Bank does not originate adjustable rate mortgages (“ARM”) or negatively amortizing loans. However, the Company has entered into certain loss mitigation arrangements that provide for a temporary reduction in interest rates. The Company uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

Doral Bank sells the majority of its conforming mortgage loan originations and retains the majority of its non-conforming loan originations in portfolio. The Company’s underwriting process is established to achieve a uniform rules-based standard while targeting high quality non-conforming loan originations which is consistent with the Company’s goal of retaining a greater portion of its mortgage loan production.

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

Doral believes that loan servicing for third parties is important to its asset/liability management tools because it provides an asset whose value in general tends to move in the opposite direction to the value of its loan and investment portfolio. The asset also provides additional fee income to help offset the cost of its mortgage operations.

Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees. In general, Doral Bank’s servicing agreements are terminable by the investors for cause. However, certain servicing arrangements, such as those with FNMA and FHLMC, contain termination provisions that may be triggered by changes in the servicer’s financial condition that materially and adversely affect its ability to provide satisfactory servicing of the loans. As of December 31, 2011, approximately 28.0%, 6.0% and 32.1% of Doral Financial’s mortgage loans serviced for others related to mortgage servicing for FNMA, FHLMC and GNMA, respectively. As of December 31, 2011, Doral Bank serviced approximately $7.9 billion in mortgage loans on behalf of third parties. Termination of Doral Bank’s servicing rights by any of these agencies could have a material adverse effect on Doral Financial’s results of operations and financial condition. During 2011, no servicing agreements have been terminated. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with this type of servicing arrangement is evaluated solely based on ancillary income, float, late fees, prepayment penalties and costs.

Doral Bank’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Bank may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. For additional information regarding the composition of Doral Financial’s servicing portfolio as of each of the Company’s last three fiscal year-ends, refer to Table K — Loans Serviced for Third Parties in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

The degree of credit risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or FHLMC, or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. Prior to 2006, Doral Financial often sold non-conforming loans on a partial recourse basis. These recourse obligations were retained by Doral Financial when Doral Bank assumed the servicing rights from Doral Financial. For additional information regarding recourse obligations, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Off-Balance Sheet Activities” in this report.

Sale of Loans and Securitization Activities

Doral Financial sells or securitizes a portion of the residential mortgage loans that it originates and purchases to generate income. These loans are underwritten to investor standards, including the standards of FNMA, FHLMC, and GNMA. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA, RHS or VA loans into pools of $1.0 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2011, 2010 and 2009, Doral Financial issued approximately $399.8 million, $311.8 million and $377.3 million, respectively, in GNMA-guaranteed mortgage-backed securities.

Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1.0 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2011, 2010 and 2009, Doral Financial securitized approximately $143.6 million, $92.8 million and $53.6 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2011, 2010 and 2009, Doral Financial sold approximately $21.2 million, $30.7 million and $35.0 million, respectively, of loans through the FNMA and FHLMC cash window programs.

When the loans backing a GNMA security are initially securitized they are treated as sales and the Company continues to service the underlying loans. The Company is required to bring individual delinquent GNMA loans that it previously accounted for as sold back onto its books as loan assets when, under the GNMA Mortgage-Backed Securities Guide, the loan meets GNMA’s specified delinquency criteria and is eligible for repurchase. The rebooking of GNMA loans is required (together with a liability for the same amount) regardless of whether the Company, as seller-servicer, intends to exercise the repurchase (buy-back option) since the Company is deemed to have regained effective control over these loans.

At December 31, 2011, 2010 and 2009, the loans held for sale portfolio includes $168.5 million, $153.4 million and $128.6 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

Prior to the fourth quarter of 2005, Doral Financial’s non-conforming loan sales were generally made on a limited recourse basis. As of December 31, 2011, 2010 and 2009, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse was approximately $0.6 billion, $0.7 billion and $0.8 billion, respectively, which included recourse obligations to FNMA and FHLMC as of such dates of approximately $0.6 billion, $0.6 billion and $0.7 billion, respectively. As of December 31, 2011, 2010 and 2009, Doral Financial had a recourse liability of $11.0 million, $10.3 million and $9.4 million, respectively, to reflect estimated losses from such recourse arrangements.

Doral Financial estimates its liability from its recourse obligations based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. The Company believes that it has an adequate valuation for its recourse obligation as of December 31, 2011 and 2010, but actual future recourse obligations may differ from expected results.

In the past the Company sold non-conforming loans to financial institutions in the U.S. mainland on a non-recourse basis, except recourse for certain early defaults. Since 2007, the Company is retaining all of its non-conforming loan production in its loan receivable portfolio. While the Company currently anticipates that it will continue to retain its non-conforming loan production in portfolio, in the future, the Company may seek to continue to diversify secondary market outlets for its non-conforming loan products both in the U.S. mainland and Puerto Rico.

In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified criteria, such as a breach of contract of a representation or warranty or an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with purchasers to review the claims and correct alleged documentation deficiencies. For the years ended December 31, 2011, 2010 and 2009, repurchases amounted to $9.0 million, $1.0 million and $13.7 million, respectively. Refer to Item 1A. Risk Factors, “Risks related to our business — Defective and repurchased loans may harm our business and financial condition,” and Item 7. Management’s Discussion and Analysis and Results of Operations, “— Liquidity and Capital Resources” for additional information.

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

Insurance Agency Activities

In order to take advantage of the cross-marketing opportunities provided by financial modernization legislation enacted in 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral Insurance Agency currently earns commissions by acting as agent in connection with the sale of insurance policies issued by unaffiliated insurance companies. During 2011, 2010 and 2009, Doral Insurance Agency produced insurance fees and commissions of $13.3 million, $13.3 million and $12.0 million, respectively. Doral Insurance Agency’s activities are closely integrated with the Company’s mortgage loan originations with most policies sold to mortgage customers. Future growth of Doral Insurance Agency’s revenues will be tied to the Company’s level of mortgage originations, its ability to expand the products and services it provides and its ability to cross-market its services to Doral Financial’s existing customer base.

Puerto Rico Income Taxes

Until December 31, 2011, the maximum statutory corporate income tax rate in Puerto Rico was 39.00%.

Under the 1994 Puerto Rico Internal Revenue Code (as amended “1994 Code”), corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank or any other Puerto Rico subsidiary subject to tax under the Puerto Rico tax code.

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

On November 15, 2010, Act 171 was enacted into law (“Act 171”) generally providing, among other things: (i) a one year income tax credit equal to 7.00% of the “tax liability due” to corporations that paid the Christmas Bonus required by local labor laws, and (ii) extending to 10 years the carry forward term of net operating losses incurred for the years commenced after December 31, 2004 and before December 31, 2012.

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the 1994 Code generally ineffective for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30.00% for years starting after

December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restrictions on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects it by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

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

The Company is evaluating the impact of the tax reform on its results of operations including the election to be taxed under the 1994 Code. Nevertheless, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax asset subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed, the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code as of December 31, 2011, would represent an additional deferred tax expense of $7.6 million.

Refer to Note 28 of the accompanying consolidated financial statements for additional information.

United States Income Taxes

Except for the operations of Doral Bank US and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Accordingly, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Doral Money is a U.S. corporation and is subject to U.S. income-tax on its income derived from all sources. After the completion of the merger of Doral Bank and Doral Bank, FSB on October 1, 2011, Doral Bank is now engaged in the active conduct of a trade or business in the United States. Refer to Note 28 of the accompanying consolidated financial statements for additional information.

Employees

As of December 31, 2011, Doral Financial employed 1,241 persons compared to 1,352 as of December 31, 2010. Of the total number of employees, 1,127 were employed in Puerto Rico and 114 employed in the U.S. as of December 31, 2011 compared to 1,281 employed in Puerto Rico and 71 employed in the U.S. as of December 31, 2010. As of December 31, 2011, of the total number of employees, 143 were employed in loan production, 166 in loan administration and servicing activities, 277 were involved in loan collections, 475 in branch operations and 180 in other operating and administrative activities . None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.

Segment Disclosure

For information regarding Doral Financial’s operating segments, refer to Note 41 of the accompanying consolidated financial statements, “Segment Information,” and the information provided under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Operating Segments” in this report.

Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico-based operations accounted for 77.7% of Doral Financial’s consolidated assets as of December 31, 2011. The Puerto Rico based operations net income before taxes totaled $8.0 million while the Company’s net loss before income taxes totaled $9.0 million.

The following table sets forth the geographic composition of Doral Financial’s loan originations for the periods indicated:

	Year Ended December 31
	2011	2010	2009
Puerto Rico	31%	55%	74%
United States	69%	45%	26%

The increase in originations in the U.S. is due primarily to loans originated by the syndicated lending unit.

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

Since 2009, Doral Financial has increased its business activities in the U.S. expanding its lending activities in the New York metropolitan area and establishing deposit taking and lending operations in northwest Florida. While these markets are competitive, Doral perceives that well managed community banks with appropriately priced products in the New York metropolitan area and northwest Florida markets can successfully compete for deposits and loans. The Company’s plans are to continue to expand its New York and northwest Florida business activities.

The Commonwealth of Puerto Rico

General.    The Commonwealth of Puerto Rico (the “Commonwealth”), an island located in the Caribbean, is approximately 100 miles long and 35 miles wide, with an area of 3,423 square miles. According to the information published by the United States Census Bureau, the population of Puerto Rico was 3,725,789 in 2010, a decrease of 2.2% when compared to 3,808,610 in 2000. Its capital, San Juan, is located approximately 1,600 miles southeast of New York City and according to the information published by the United States Census Bureau had a population of 395,326 in 2010, compared to 434,374 in 2000.

Relationship of Puerto Rico with the United States.    Puerto Rico has been under the jurisdiction of the United States since 1898. Puerto Rico’s constitutional status is that of a territory of the United States, and, pursuant to the territorial clause of the U.S. Constitution, the ultimate authority over Puerto Rico is the U.S. Congress. The United States and Puerto Rico share a common defense, market and currency. Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. It differs from the states, however, in its relationship with the federal government.

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

Governmental Structure.    The Constitution of Puerto Rico provides for the separation of powers of the executive, legislative and judicial branches of government. The Governor is elected every four years. The Legislative Assembly consists of a Senate and a House of Representatives, the members of which are elected for four-year terms. The highest local court in Puerto Rico is the Supreme Court of Puerto Rico. Decisions of the Supreme Court of Puerto Rico may be appealed to the United States Supreme Court under the same conditions as decisions from state courts. Puerto Rico also constitutes a district in the federal judiciary and has its own United States District Court. Decisions of this federal district court may be appealed to the United States Court of Appeals for the First Circuit and from there to the United States Supreme Court. Governmental responsibilities assumed by the central government of Puerto Rico are similar in nature to those of the various state governments. In addition, the central government of Puerto Rico assumes responsibility for local police and fire protection, education, public health and welfare programs, and economic development.

The Economy.    The economy of Puerto Rico is closely linked to the United States economy, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2010, approximately 68.1% of Puerto Rico’s exports went to the U.S. mainland, which was also the source of approximately 53.3% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States. The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services. The manufacturing sector has undergone fundamental changes over the years as a result of an increased emphasis on higher-wage, high-technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high-technology machinery and equipment. The service sector, including finance, insurance, real estate, wholesale and retail trade, transportation, communications and public utilities, and other services, also plays a major role in the economy. It ranks second to manufacturing in contribution to Puerto Rico’s gross domestic product, but first in terms of contribution to Puerto Rico’s real gross national product. The service sector leads all sectors in providing employment.

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which the real gross national product grew by only 0.5%. Although the Puerto Rico economy is closely linked to the United States economy, in recent fiscal years the performance of the Puerto Rico economy has lagged the performance of the United States economy. For fiscal years 2007, 2008, 2009 and 2010, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 4.0% and 3.8%, respectively. According to the Puerto Rico Planning Board’s latest projections made in March 2011, Puerto Rico’s real gross national product was projected to have contracted by 1.0% during fiscal year 2011. Puerto Rico’s real gross national product for fiscal year 2012, however, is projected to grow by 0.7%.

According to data published by the Puerto Rico Department of Labor, the number of persons employed in Puerto Rico during fiscal year 2011 averaged 1,077,000, a decrease of 2.3% compared to the previous fiscal year; and the unemployment rate averaged 15.9%. During the first four months of fiscal year 2012, total employment averaged 1,067,500, a decline of 1.2% with respect to the same period of the prior fiscal year; and the unemployment rate averaged 16.1%.

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

Fiscal Condition.    Since 2000, Puerto Rico has faced a number of fiscal challenges, including an imbalance between its General Fund total revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $3.3 billion. Prior to fiscal year 2009, the Commonwealth bridged such deficits through the use of non-recurring measures, such as borrowing from the Government Development Bank for Puerto Rico or in the bond market, postponing the payment of various government expenses, such as payments to suppliers and utilities providers, and other one-time measures such as the use of derivatives and borrowings collateralized with government owned real estate and uncollected General Fund revenues.

Fiscal Stabilization Plan.    In January 2009, the Puerto Rico developed and commenced implementing a multi-year Fiscal Stabilization and Economic Reconstruction Plan designed to achieve fiscal balance, restore sustainable economic growth and safeguard the investment-grade ratings of the Commonwealth.

The fiscal stabilization plan seeks to achieve budgetary balance, while addressing expected fiscal deficits in the intervening years through the implementation of a number of initiatives, including the following: (i) gradual operating expense-reduction plan through reduction of operating expenses, including payroll, which is the main component of government expenditures, and the reorganization of the Executive Branch; (ii) a combination of temporary and permanent revenue raising measures, coupled with additional tax enforcement measures; and (iii) certain financial measures which included (1) a bond issuance program through Puerto Rico Sales Tax Financing Corporation (“COFINA” by its Spanish-language acronym) and (2) restructuring of a portion of the Commonwealth’s debt service.

The financial measures were anchored on the bond-issuance program of COFINA. During fiscal years 2009 and 2010, COFINA issued approximately $5.6 billion and $3.6 billion, respectively, of revenue bonds payable from sales and use tax collections transferred to COFINA. The proceeds obtained from COFINA bond issuance program have been used (and are being used) to repay existing government debt (including debts with GDB), finance operating expenses of the Commonwealth for fiscal years 2009 through 2012, including costs related to the implementation of a workforce reduction plan, the funding of an economic stimulus plan, as described below, and for other purposes to address the fiscal imbalance while the fiscal stabilization plan was being implemented. During the fiscal year 2012, COFINA expects to issue approximately $2 billion of additional revenue bonds the proceeds of which will be mainly used to finance a portion of the government’s operating expenses for fiscal year 2012, refund outstanding debt obligations payable from Commonwealth appropriations, and refund certain outstanding COFINA bonds.

During the last three fiscal years, the Commonwealth has been able to reduce the deficit by both increasing its revenues and decreasing its expenditures. The Commonwealth’s ability to continue reducing the deficit will depend in part on its ability to continue increasing revenues and reducing expenditures, which in turn depends on a number of factors, including improvements in general economic conditions.

Economic Reconstruction Plan.    The Puerto Rico government administration also developed and implemented a short-term economic reconstruction plan. The cornerstone of this plan was the implementation of federal and local economic stimulus programs. Puerto Rico was awarded approximately $6.8 billion in stimulus funds under American Recovery and Reinvestment Act of 2009 (“ARRA”) enacted by the U.S. government to provide a stimulus to the U.S. economy in the wake of the global economic downturn. The funds awarded to Puerto Rico included tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, among other measures.

The administration complemented the federal stimulus with additional short- and medium-term supplemental stimulus measures seeking to address specific local challenges and providing investment in strategic areas. These measures included a local $500 million economic stimulus plan to supplement the federal plan. The local stimulus was composed of three main elements: (i) capital improvements; (ii) stimulus for small- and medium-sized businesses, and (iii) consumer relief in the form of direct payments to retirees, mortgage-debt restructuring for consumers that face risk of default, and consumer stimulus for the purchase of housing.

Economic Development Plan.    The administration also developed the Strategic Model for a New Economy, which is a comprehensive long-term economic development plan aimed at improving Puerto Rico’s overall competitiveness and business environment and increasing private-sector participation in the Puerto Rico economy.

The administration is emphasizing the following initiatives to enhance Puerto Rico’s competitive position: (i) overhauling the permitting process; (ii) reducing energy costs; (iii) reforming the tax system; (iv) promoting the development of various projects through public-private partnerships; and (v) implementing strategic initiatives targeted at specific economic sectors and development of certain strategic/regional projects.

The first initiative, the reengineering of Puerto Rico’s permitting and licensing process, has already been achieved. On December 1, 2009, the Governor signed into law Act No. 161, which overhauls the existing permitting and licensing process in Puerto Rico in order to provide for a leaner and more efficient process the fosters economic development. In the short term, this restructuring is focused on eliminating the significant backlog of unprocessed permits that are currently in the pipeline of various government agencies. In the long term, the law seeks to significantly reduce the number of inter-agency processes and transactions that were required by creating a centralized, client-focused permit system that simplifies and shortens the permitting process for applicants.

With respect to the second initiative, reducing energy costs, the administration enacted Acts No. 82 and 83 in July 2010, which generally provide for a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fuel oil and the promotion of diverse, renewable energy technologies. Act No. 82 focuses on reducing Puerto Rico’s dependence on fossil fuels, particularly fuel oil, through the promotion of diverse, renewable-energy technologies. Act No. 83 assembles under one law the incentives for the construction and use of renewable energy sources.

The third initiative involved a comprehensive review of the Commonwealth’s income tax system and approval of a tax reform directed at reducing personal and corporate income tax rates.

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

To further stimulate economic development and cope with the fiscal crisis, the administration established a legal framework through Act No. 29 approved in June 2009 to authorize and promote the use of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets. Public-private partnerships are long-term contracts between government and non-governmental entities to develop, operate, manage or maximize infrastructure projects and/or government services. Act No. 29, among other things, established the Puerto Rico Public-Private Partnerships Authority as the entity tasked with implementing the Commonwealth’s public policy with respect the public-private partnerships. During fiscal years 2010 and 2011 the administration evaluated and/or commenced procurement for several public-private partnership priority projects involving, among other things, the energy, transportation, water and public school infrastructure sectors.

As part of the government’s initiative, the Public Private Partnership Authority (“PPP Authority”) and the Puerto Rico Highways and Transportation Authority recently completed the procurement for a concession of two toll roads in Puerto Rico. The financial closing for the transaction was completed in September 2011, and as result of this transaction, the Puerto Rico Highways and Transportation Authority received lump-sum payment of $1.136 billion and a commitment to invest $56 million in immediate improvements and comply with world-class operating standards.

To modernize public school facilities throughout Puerto Rico and improve academic performance, the PPP Authority launched a program aimed at modernizing and building a selected number of public schools throughout

Puerto Rico. As of June 2011, the PPP Authority had awarded approximately $464 million in contracts and construction had begun in approximately 57 schools.

In addition, during 2011 the PPP Authority and the Puerto Rico Ports Authority commenced the procurement process for a concession to finance, operate, maintain and improve the Luis Munoz Marin International Airport, the busiest airport in the Caribbean. In August 2011 they received statements of qualifications from twelve (12) world-class consortia. The PPP Authority and the Puerto Rico Ports Authority issued a request for proposals to six (6) of the potential bidders for the airport in October 2011 and expect to select a winning bidder in the first quarter of 2012.

The administration has also identified strategic initiatives to promote economic growth in various sectors of the economy where the Commonwealth has competitive advantages and several strategic/regional projects aimed as fostering balanced economic development throughout the island. These projects, some of which are ongoing, include tourism and urban redevelopment projects.

Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement Systems.    One of the challenges every Puerto Rico administration has faced during the past twenty years is how to address the growing unfunded pension obligations and funding shortfalls of the three government retirements systems that are funded principally with budget appropriations from the Commonwealth’s General Fund. As of June 30, 2010, the date of the latest actuarial valuations of the three retirement systems, the unfunded actuarial accrued liability (including basic and system administered benefits) for the Employees Retirement System, the Teachers Retirement System and Judiciary Retirement System were $17.8 billion, $7.1 billion and $283 million, respectively, and the funded ratios were 8.5%, 23.9% and 16.4%, respectively.

Based on current employer and member contributions to the retirement systems, the unfunded actuarial accrued liabilities will continue to increase significantly, with a corresponding decrease in their funded ratios, since the annual contributions are not sufficient to fund pension benefits, and thus, are also insufficient to amortize the unfunded actuarial accrued liabilities. Because annual benefit payments and administrative expenses of the retirement systems have been significantly larger than annual employer and member contributions, the retirement systems have been forced to use investment income, borrowings and sale of investment portfolio assets to cover funding shortfalls. The funding shortfall (basic system benefits, administrative expenses and debt service in excess of contributions) for fiscal year 2011 for the Employees Retirement System, the Teachers Retirement System and Judiciary Retirement System were approximately $693 million, $268 million and $6.5 million, respectively. For fiscal year 2012, the funding shortfall is expected to be $741 million, $287 million and $8.5 million, respectively.

As a result, the assets of the retirement systems are expected to continue to decline and eventually be depleted during the next seven to nine years. Since the Commonwealth and other participating employers are ultimately responsible for any funding deficiency in the three retirement systems, the depletion of the assets available to cover retirement benefits will require the Commonwealth and other participating employers to cover such funding deficiency. It is estimated that the Commonwealth would be responsible for approximately 74% of the combined annual funding deficiency of the three retirement systems, with the balance being the responsibility of the municipalities and public corporations.

Ultimately, since the Commonwealth’s General Fund is required to cover a significant amount of the funding deficiency, the Commonwealth would have difficulty funding the required annual contributions unless it implements significant reforms to the retirement systems, obtains additional revenues, or takes other budgetary measures.

In order to address the growing unfunded benefit obligations and funding shortfalls of the three retirement systems, the Governor of Puerto Rico established in February 2010 a special commission to make recommendations for improving the fiscal solvency of the three retirement systems. The special commission delivered its recommendations to the Governor in October 2010.

As a result of the special commission’s report and the Government’s analysis, the Governor submitted two bills to the Legislative Assembly to address in part the retirement systems’ financial condition. One of the bills was enacted as Act No. 96 and resulted in the transfer of $162.5 million of funds to the Employees Retirement

System which was invested in capital appreciation bonds issued by COFINA maturing annually from 2043 to 2048 and accreting interest at 7%. The principal of the COFINA bonds will grow to approximately $1.65 billion at their maturity dates.

The second bill was enacted as Act No. 114 and provides for an increase in employer contributions to the Employees Retirement System and the Teachers Retirement System of 1% of covered payroll in each of the next five fiscal years and by 1.25% of covered payroll in each of the following five fiscal years. As a result of these increases, the Employees Retirement System and the Teachers Retirement System would receive approximately $36 million and $14 million, respectively, in additional employer contributions during fiscal year 2012, and the additional employer contributions are projected to increase gradually each fiscal year to $494 million and $195 million, respectively, by fiscal year 2021. As a result of these increases in employer contributions to the Employees Retirement System and the Teachers Retirement System, the Administrator of the Retirement Systems projects that the period before depletion of assets of these two systems would be extended by three to four years.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act has had, and will have, a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in other parts of this “Regulation and Supervision” section.

Increased Capital Standards and Enhanced Supervision.    The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The FDIC and other federal banking agencies issued a joint notice on June 14, 2011 adopting a final rule that establishes a floor for the risk-based capital requirements applicable to the largest, internationally active banking organizations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

The Consumer Financial Protection Bureau (“Bureau”).    The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau, and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Deposit Insurance.    The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also provides that depository institutions are now permitted to pay interest on demand deposit accounts, and in this respect the Federal Reserve approved a final rule repealing Regulation Q on July 14, 2011.

Transactions with Affiliates.    The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Compensation Practices.    The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. On March 30, 2011, the FDIC and other federal banking and securities agencies issued a joint notice of proposed rulemaking on incentive-based compensation arrangements as required by the Dodd- Frank Act. The proposed rule has five key components: (i) requiring the deferral of at least 50% of incentive compensation for a minimum of three years for executive officers of financial institutions with consolidated assets of $50 billion or more; (ii) prohibiting incentive-based compensation arrangements for executive officers, employees, directors and principal shareholders (“covered persons”) of financial institutions with more than $1 billion in assets that would encourage inappropriate risks by providing excessive compensation; (iii) prohibiting incentive-based compensation arrangements for covered persons of financial institutions with more than $1 billion in assets that would expose the institution to inappropriate risks by providing compensation that could lead to material financial loss; (iv) requiring policies and procedures of financial institutions with more than $1 billion in assets for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and (v) requiring annual reports on incentive compensation structures to the institution’s appropriate federal regulator.

Debit Card Interchange Fees and Routing.    The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of the transaction to the issuer. In June 2011 the Federal Reserve issued the final rule, which generally became effective on October 1, 2011, that establishes standards for debit card interchange fees and prohibits network exclusivity arrangements and routing restrictions. Under the new Regulation II, the maximum permissible interchange fee that an issuer may receive for an electronic transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. In accordance with the Dodd-Frank Act, issuers that, together with their affiliates, have assets of less than $10 billion are exempt from the debit card interchange fee standards. The new regulation also prohibits all issuers and networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks. Issuers and networks are also prohibited from inhibiting a merchant’s ability to direct the routing of the electronic debt transaction over any network that the issuer has enabled to process them.

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

Mortgage Origination and Servicing Activities

Federal Regulation

Doral Financial’s mortgage origination and servicing operations are subject to the rules and regulations of the FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to ensure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

The Dodd-Frank Act included certain provisions that, upon the approval of final regulations, create certain new standards for residential mortgage lenders. The principal restrictions are the following: (i) prohibits mortgage lenders and brokers from giving or receiving compensation that varies based on loan terms other than the principal amount of the loan (this prohibition effectively eliminates yield spread premiums); (ii) requires mortgage lenders to determine that the consumer has the reasonable ability to repay the loan according to its terms based upon a variety of factors (including credit history, current income, expected income, and current obligations); and (iii) creates a safe harbor for mortgage lenders with respect to “qualified mortgages” (a “qualified mortgage” is a mortgage that meets the following requirements: term does not exceed 30 years, the consumer may not defer the payment of principal, points and fees may not exceed 3% of the amount of the loan, negative amortization is not allowed, and no balloon payments are permitted except under certain circumstances). The Federal Reserve issued on April 19, 2011 a proposed rule under Regulation Z that would implement these requirements of the Dodd-Frank Act. The Federal Reserve noted that this rulemaking would be finalized by the Bureau rather than the Federal Reserve because rulemaking authority under Regulation Z was transferred to the Bureau on July 21, 2011.

Puerto Rico Regulation

Doral Mortgage and Doral Financial are licensed by the by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”) as mortgage banking institutions. Such authorization to act as mortgage banking institutions must be renewed as of December 1 of each year. In the past, Doral Financial and its subsidiaries have not had any difficulty in renewing their authorizations to act as mortgage banking institutions and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial is also subject to regulation by the Office of the Commissioner, with respect to, among other things, maximum origination fees and prepayment penalties on certain types of mortgage loan products.

Doral Financial’s operations in the mainland United States are subject to regulation by state regulators in the states in which it conducts a mortgage loan business.

Effective in April 2011, Act No. 247 of 2010 became effective as the new law to regulate the business of mortgage loans in Puerto Rico and the licensing of persons and entities involved in making mortgage loans in Puerto Rico. Act No. 247 repealed the Puerto Rico Mortgage Banking Institutions Law of 1973, as amended. Act No. 247 requires the prior approval of the Office of the Commissioner for the acquisition of control of any mortgage banking institution licensed under such law. For purposes of Act No. 247, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. Act No. 247 provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to Section 3.10 of the Act No. 247, upon receipt of notice of a proposed transaction that may result in a change of control, the Office of the Commissioner is obligated to make such investigations as it deems necessary to review the transaction.

On July 30, 2008, President Bush signed into law the Housing and Economic Recovery Act of 2008 (the “Housing Recovery Act”). Title V of the Housing Recovery Act, entitled The Secure and Fair Enforcement Mortgage Licensing Act of 2008 (“SAFE Act”), recognizes and builds on states’ efforts by requiring all mortgage loan originators, regardless of the type of entity they are employed by, to be either state-licensed or federally-registered. Under the SAFE Act, all states (including the Commonwealth of Puerto Rico) must implement a mortgage originator licensing process that meets certain minimum standards and must license mortgage originators through a Nationwide Mortgage Licensing System and Registry (the “NMLS”). As a result of this federal legislation, the Office of the Commissioner announced that it would begin accepting submissions through NMLS on April 2, 2009 and that all mortgage lenders/servicers or mortgage brokers operating in Puerto Rico were required to be duly registered through the NMLS commencing June 1, 2009. In terms of federal registrations, on January 31, 2011 the FDIC and other federal banking agencies issued a notice stating that the initial registration period for federal registrations of employees of banks and savings associations ran from January 31, 2011 to June 29, 2011. This Federal registration is required by the SAFE Act for employees of banks and savings associations that act as originators of residential mortgage loans and will also be accomplished through the NMLS.

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

Federal and state banking laws grant substantial enforcement power to federal and state banking regulators. The enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. On March 16, 2006, the Company and Doral Bank entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. On January 14, 2008, the FDIC and the Office of the Commissioner jointly released Doral Bank from the March 16, 2006 consent order. The consent order between the Company and the Federal Reserve remains in effect. Please refer to Part I, Item 3, Legal Proceedings for additional information regarding regulatory enforcement matters.

Doral Financial’s banking and other subsidiaries are subject to certain regulations promulgated by the Federal Reserve including, but not limited to, Regulation B (Equal Credit Opportunity Act), Regulation DD (Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth-in-Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act). In general terms, these regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers in taking deposits and making loans. Doral Financial’s banking and other subsidiaries must comply with the applicable provisions of these regulations as part of their ongoing customer relations.

As mentioned above, the Dodd-Frank Act transferred rulemaking authority for number of consumer financial protection laws from the Federal Reserve and other federal agencies to the Consumer Financial Protection Bureau (the “Bureau”) as of July 21, 2011. During the last quarter of 2011, the Bureau commenced the process of republishing the regulations implementing these laws with technical and conforming changes to reflect the transfer of authority and certain other changes made by the Dodd-Frank Act. For example, the Bureau issued interim final rules that became effective on December 30, 2011 establishing the following new regulations: Regulation X (Real Estate Settlement Procedures Act), Regulation P (Privacy of Consumer Information), Regulation DD (Truth in Savings Act), Regulation V (Fair Credit Reporting Act), Regulation B (Equal Credit Opportunity Act), Regulation Z (Truth in Lending Act), and Regulation E (Electronic Funds Transfer Act). In general terms, the interim final rules substantially mirror the existing regulations being substituted and impose no new substantive obligations on the regulated entities.

Holding Company Structure

Doral Bank, as well as any other insured depository institution subsidiary organized by Doral Financial in the future, is subject to restrictions under federal law that governs transactions with Doral Financial or other non-banking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transactions by Doral Bank with Doral Financial, or with any one of Doral Financial’s non-banking subsidiaries, are limited in amount to 10% of Doral Bank’s capital stock and surplus and, with respect to Doral Financial and all of its non-banking subsidiaries, to an aggregate of 20% of Doral Bank’s capital stock and surplus. Please refer to Transactions with Affiliates and Related Parties, below.

Under Federal Reserve policy, which has been codified by the Dodd-Frank Act, a bank holding company such as Doral Financial is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the bank regulatory authority determines that divestiture may aid the depository institution’s financial condition.

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

As a bank holding company, Doral Financial’s right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of depository institution subsidiaries), except to the extent that Doral Financial may itself be a creditor with recognized claims against the subsidiary.

Under the Federal Deposit Insurance Act (the “FDIA”), a depository institution, such as Doral Bank, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

On December 20, 2011 the Federal Reserve issued a proposed rule to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms. The proposed rule, which includes a wide range of measures addressing issues such as capital, liquidity, credit exposure, stress testing, risk management and early remediation requirements, is mandated by the Dodd-Frank Act. The proposed rule applies to all US bank holding companies with consolidated assets of $50 billion or more and any nonbank financial companies designated by the Financial Stability Oversight Council as systemically important nonbank financial companies.

The proposed requirement to conduct annual stress tests would apply to any financial company with more than $10 billion in total consolidated assets that is regulated by a primary federal financial regulatory authority. The proposed rule also states that the Federal Reserve may determine that any bank holding company, which is not a covered company under the proposed rule, shall be subject to one or more of the standards established under the proposed rule if the Federal Reserve determines that doing so is necessary or appropriate to promote the safety and soundness of such bank holding company or to promote financial stability. The Federal Reserve is proposing that covered firms would need to comply with many of the enhanced standards a year after they are finalized, and that the requirements relating to stress testing to take effect shortly after the proposed rule is finalized.

On January 17, 2012, the FDIC issued a proposed rule that would require certain large depository institutions to conduct annual capital adequacy stress tests. The proposed rule, which implements a requirement of the Dodd-Frank Act, would apply to state nonmember banks with total consolidated assets of more than $10 billion. The proposed rule defines “stress test” as a process to assess the potential impact of economic and financial conditions on the consolidated earnings, losses and capital of a bank over a set planning horizon, taking into account the current condition of the bank and its risks, exposures, strategies, and activities.

Financial Modernization Legislation

As discussed above, on January 8, 2008, Doral Financial withdrew its election to be treated as a financial holding company. Under the Gramm-Leach-Bliley Act, bank holding companies, all of whose depository institutions are “well capitalized” and “well managed,” as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or other limits applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes). As noted above, the withdrawal of financial holding company status has not adversely affected and is not expected to adversely affect Doral Financial’s current operations.

The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions; including Doral Financial’s mortgage banking and banking subsidiaries, from disclosing non-public personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the adequacy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Company and external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

Since the 2004 Annual Report on Form 10-K, the Company has included in its annual report on Form 10-K its management’s assessment regarding the effectiveness of the Company’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company, management’s assessment as to the effectiveness of the Company’s internal control over financial reporting based on management’s evaluation as of year-end; and the frame work used by management as criteria for evaluating the effectiveness of the Company’s internal control over financial reporting.

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

In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50% and 100% (certain non-investment grade mortgage-backed securities and residual interests have risk-weights of 200%). In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

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

On March 17, 2006, Doral Financial entered into a consent order with the Federal Reserve, pursuant to which Doral Financial submitted a capital plan in which it established a target minimum leverage ratio of 5.5% for Doral Financial and 6.0% for Doral Bank. Please refer to Part I, Item 3 Legal Proceedings for additional information regarding Doral Financial’s regulatory matters.

Set forth below are Doral Financial’s and Doral Bank’s capital ratios at December 31, 2011, based on existing Federal Reserve and FDIC guidelines:

	Doral Financial	Doral Bank (2)	Well Capitalized Minimum
Total capital ratio (total capital to risk weighted assets)	13.4%	14.3%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	12.2%	13.0%	6.0%
Leverage ratio (1)	9.1%	8.6%	5.0%

(1)	Tier 1 capital to average assets.
(2)	Doral Bank’s capital ratios include Doral Bank’s U.S. operations figures pursuant to the merger transaction completed on October 1, 2011.

As of December 31, 2011, Doral Bank was in compliance with all the regulatory capital requirements that were applicable to it as a state non-member bank. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Regulatory Capital Ratios” for additional information regarding Doral Financial’s regulatory capital ratios.

As of December 31, 2011, Doral Bank was considered a well-capitalized bank for purposes of prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. During the second and third quarters of 2010, the Board of Directors of Doral Financial approved capital contributions to Doral Bank totaling $194.0 million. During 2011 no capital contributions were made by Doral Financial to Doral Bank.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on Doral Financial, such as a variety of enforcement remedies, including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “FDICIA” below.

Under the Dodd-Frank Act, federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards currently applicable to insured depository institutions and may, in fact, be higher when established by the federal banking agencies. The FDIC and other federal banking agencies issued a joint notice on June 14, 2011 adopting a final rule that establishes a floor for the risk-based capital requirements applicable to the largest, internationally active banking organizations.

Basel Capital Standards

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

The U.S. banking agencies have not yet proposed regulations implementing Basel III. Notwithstanding the release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III. In addition to Basel III, Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting the capital requirements of financial institutions in a number of respects, including potentially more stringent capital requirements. The ultimate impact on Doral Financial and Doral Bank of the new capital and liquidity standards that may be adopted cannot be determined at this time and will depend on a number of factors, including the final regulatory actions taken by Federal banking regulators. However, any requirement that Doral Financial and Doral Bank maintain more capital, with common equity as a more predominant component, or meet new liquidity requirements, could significantly affect our financial condition, operations, capital position and ability to pursue certain business opportunities.

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

At December 31, 2011, Doral Bank’s capital exceeded the well capitalized standards. Doral Bank’s capital categories, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Bank, and should be considered in conjunction with other available information regarding Doral Bank’s financial condition and results of operations.

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

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as Doral Bank, but they are not directly applicable to bank holding companies, such as Doral Financial, which control such institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

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

Under the Dodd-Frank Act, national banks and state banks are now able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The amendments now permit a state bank from any state to branch into any other state as if such bank were chartered in that state.

Dividend Restrictions

The Company is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Company’s net assets in excess of capital or, in the absence of such excess, from the Company’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

On February 24, 2009, the Federal Reserve published a supervisory letter on “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”), which discusses the ability of bank holding companies to declare dividends and to redeem or repurchase equity securities. The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations. The Federal Reserve provides that the principles discussed in the letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are experiencing financial difficulties.

The Supervisory Letter provides that a board of directors should “eliminate, defer, or severely limit” dividends if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s rate of earnings retention is inconsistent with capital needs and overall macroeconomic outlook; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Supervisory Letter further suggests that bank holding companies should inform the Federal Reserve in advance of paying a dividend that: (i) exceeds the earnings for the quarter in which the dividend is being paid; or (ii) could result in a material adverse change to the organization’s capital structure.

The payment of dividends to Doral Financial by Doral Bank may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, (depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice.

The FDIC has indicated that the payment of dividends would constitute unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, the FDIC has issued a policy statement that generally provides that insured banks should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. Please refer to “-FDICIA” above for additional information.

On March 16, 2006, Doral Financial and Doral Bank entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders prohibit Doral Bank from paying dividends to Doral Financial without obtaining prior written approval from the FDIC and Federal Reserve, and the Federal Reserve Order prohibits Doral Financial from paying dividends to its stockholders without the prior written approval of the Federal Reserve. The FDIC and the Office of the Commissioner lifted their consent order on January 14, 2008. The consent order with the Federal Reserve remains in effect.

Please refer to “Regulation and Supervision — Banking Activities — Puerto Rico Regulation,” below, for a description of certain restrictions on Doral Bank’s ability to pay dividends under Puerto Rico law.

FDIC Insurance Assessments

The deposits of Doral Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC, and are therefore subject to FDIC deposit insurance assessments.

As mentioned above, the Dodd-Frank Act permanently raised the basic limit on deposit insurance by the FDIC from $100,000 to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. In December 2010, the FDIC approved a final rule raising its industry target ratio of reserves to insured deposits to 2%, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance assessment premiums going forward. Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The FDIC issued a final rule that implements this change to the assessment calculation on February 7, 2011, but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral (although the amounts that individual depository institutions will pay may change) even though the new assessment base under the Dodd-Frank Act is larger than the current assessment base. As presently done under the previous rule, the assessment rate of a depository institution will be determined according to its supervisory ratings and capital levels, with adjustments for the depository institution’s unsecured debt and brokered deposits. The deposit insurance rates for depository institutions under the new rule range from 2.5 to 45 basis points per $100 of the assessment base (average consolidated assets minus average tangible equity).

The new rule became effective for the quarter beginning April 1, 2011, and was reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The FDIC rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

Under the previous rule, the amount of the assessment was a function of the institution’s risk category, of which there are four, and the assessment base. An institution’s risk category was determined according to its supervisory ratings and capital levels and was used to determine the institution’s assessment rate. The assessment rate for risk categories was calculated according to a formula, which relied on supervisory ratings and either financial ratios or long-term debt ratings. An insured bank’s assessment base was determined by the balance of its insured deposits. Because the system was risk-based, it allowed banks to pay lower assessments to the FDIC as their capital levels and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution would have to pay higher assessments to the FDIC. Under the previous rule, deposit insurance rates for depository institutions ranged from 7 to 77.5 basis points per $100 of assessable deposits based upon assessment rates that were calculated based upon the depository institution’s risk rating as adjusted by its levels of unsecured debt, secured liabilities, and brokered deposits.

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

On November 12, 2009, the FDIC adopted the final rule implementing a prepayment assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 in order to strengthen the cash position of the DIF. Our total prepaid assessment was $67.1 million, which according to the final rule was recorded as a prepaid expense as of December 30, 2009. The prepaid assessment will be amortized and recognized by Doral Financial as an expense over the period from 2010 to 2012. As of December 31, 2011 the amortized balance of the prepaid assessment was $29.6 million.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation assessment to service the interest on its bond obligations from the DIF assessments. The amount assessed on individual institutions by the Financing Corporation is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current Financing Corporation annual assessment rate is $0.0102 to

$0.01004 cents per $100 of deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

As of December 31, 2011, Doral Bank had an FDIC-insurance assessment base of approximately $6.7 billion.

Temporary FDIC Insurance of Non-Interest Bearing Transaction Accounts

The Dodd-Frank Act amended the FDIA to fully insure the amounts deposited in non-interest bearing transaction accounts at all insured depository institutions from December 31, 2010 until December 31, 2012. This amendment became effective on December 31, 2010, which was the date that the FDIC’s former Transaction Account Guarantee (“TAG”) Program terminated. The new program applies to all insured depository institutions, while the TAG Program applied to only to insured depository institutions that opted in (Doral Bank had opted in to the TAG Program). Under the new program, low-interest checking (NOW) accounts will no longer be eligible for unlimited deposit insurance. This unlimited insurance coverage for non-interest bearing transaction accounts is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. FDIC-insured depository institutions are not permitted to opt out of this temporary insurance program and the FDIC will not charge a separate assessment for this coverage.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), each insured depository institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for such institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications by the institution, including application for charters, branches and other deposit facilities, relocations, mergers, consolidations, and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings. Doral Bank received a rating of satisfactory as of the most recent CRA report of the FDIC.

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

Brokered Deposits

FDIC regulations adopted under FDICIA govern the receipt of brokered deposits by insured depository institutions. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above certain prevailing rates specified by regulation) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Doral Financial does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Doral Bank, which is currently a well-capitalized institution. As of December 31, 2011 and 2010, Doral Bank had a total of approximately $2.2 billion and $2.4 billion of brokered deposits, respectively. Doral Bank generally uses brokered deposits as a less costly source of funding.

Federal Home Loan Bank System

Doral Bank is a member of the Federal Home Loan Bank (“FHLB”) system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Agency. The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB.

Doral Bank is a member of the FHLB of New York (“FHLB-NY”) and as such is required to acquire and hold shares of capital stock in the FHLB-NY for a certain amount, which is calculated in accordance with the requirements set forth in applicable laws and regulations. Doral Bank is in compliance with the stock ownership requirements of the FHLB-NY. All loans, advances and other extensions of credit made by the FHLB-NY to Doral Bank are secured by a portion of Doral Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by Doral Bank.

Activity restrictions on state-chartered banks; Volcker Rule

Section 24 of the FDIA, as amended by FDICIA, generally provides that state-chartered banks and their subsidiaries are limited in their investments and activities engaged in as principal to those permissible under state law and that are permissible to national banks and their subsidiaries, unless such investments and principal activities are specifically permitted by the FDIA or the FDIC determines that such activity or investment would pose no significant risk to the DIF and the banks are, and continue to be, in compliance with applicable capital standards. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

In October 2011, the FDIC and other banking and securities agencies jointly issued a proposed rule implementing the so-called “Volcker Rule” requirements of Section 619 of the Dodd-Frank Act. Section 619 prohibits (i) insured depository institutions, bank holding companies and their affiliates and subsidiaries from engaging in short-term proprietary trading of any security, derivative, and certain other financial instruments, subject to certain exceptions, and (ii) insured depository institutions, bank holding companies and their affiliates and subsidiaries from owning, sponsoring, or having certain relationships with a hedge fund or private equity fund, subject to certain exceptions. The Dodd-Frank Act also prohibits banking entities from entering into any transaction or engaging in any activity that would (i) involve or result in a material conflict of interest, (ii) result in a material exposure to high-risk assets or high-risk trading strategies, (iii) pose a threat to the safety or soundness of the banking entity, or (iv) pose a threat to the financial stability of the United States. The proposed rule clarifies the scope of the Dodd-Frank Act’s prohibitions and, as contemplated by the statute, provides certain exceptions to these prohibitions. The proposed rule would require banking entities to establish an internal compliance program that is designed to ensure and monitor compliance with the Dodd-Frank Act’s prohibitions and restrictions.

USA Patriot Act of 2001

On October 26, 2001, the President of the United States signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including Doral Bank. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Doral Financial believes that the cost of complying with Title III of the USA Patriot Act is not likely to be material to Doral Financial. Doral Bank was subject to a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act. The order required Doral Bank, among other things, to engage an independent consultant to review account and transaction activity from April 1, 2006 through March 31, 2007 to determine compliance with suspicious activity reporting requirements (the “Look Back Review”). The FDIC terminated the consent order on September 15, 2008. Since the Look Back Review was still ongoing, Doral Bank and the FDIC agreed to a Memorandum of Understanding that covered the remaining portion of the Look Back Review. On June 30, 2009, Doral Bank received a notification letter from the FDIC terminating the Memorandum of Understanding because the Look Back Review had been completed.

Transactions with Affiliates and Related Parties

Transactions between Doral Bank and any of its affiliates (including Doral Financial) are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net on deposits. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, section 23A (1) limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of the bank’s capital stock and surplus, and (2) requires that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, section 23B requires that any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

The Dodd-Frank Act also changed the definition of “covered transaction” in sections 23A and 23B and established limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 % of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

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

Puerto Rico Regulation

General

As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”). Doral Bank is required to file reports with the Office of the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Office of the Commissioner and the FDIC conduct periodic examinations to assess Doral Bank’s compliance with various regulatory requirements. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement authorities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan and lease loss reserves for regulatory purposes.

Doral Bank derives its lending, investment and other powers primarily from the applicable provisions of the Banking Law and the regulations adopted thereunder. The Banking Law also governs the responsibilities of directors and officers of Puerto Rico banks, and the corporate powers, lending, capital and investment requirements and other activities of Puerto Rico banks. The Office of the Commissioner has extensive rulemaking power and administrative discretion under the Banking Law, and generally examines Doral Bank on an annual basis.

Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2011, Doral Bank’s reserve fund complied with the legal requirement.

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

Section 17 of the Banking Law generally permits Doral Bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of the Commissioner may permit from time to time. The Office of the Commissioner has permitted the inclusion of up to 50% of retained earnings to banks classified as “1” composite rating and well capitalized. As of December 31, 2011, the legal lending limit for Doral Bank under this provision based solely on its paid-in capital and reserve fund was approximately $100.4 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2011, the lending limit for Doral Bank for loans secured by collateral worth at least 25% more than the amount of the loan was $223.1 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. There are also no restrictions under Section 17 on the amount of loans made by a Puerto Rico bank to the Government of the United States or the Commonwealth or to any municipality, instrumentality, authority or dependency of the United States or the Commonwealth.

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

On March 16, 2006, Doral Financial and Doral Bank entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent orders also prohibit Doral Financial and any of its non-banking affiliates, directly or indirectly, from entering into, participating, or in any other manner engaging in any covered transactions with Doral Bank. The consent order from the Office of the Commissioner was lifted on January 14, 2008, in a joint action with the FDIC. The consent order with the Federal Reserve remains in effect.

IBC Act

On December 16, 2008, Doral Investment was organized to become a new subsidiary of Doral Bank. Doral Investment International was granted license by the Office of the Commissioner to operate as an international banking entity (“IBE”) under the Puerto Rico International Banking Center Regulatory Act (the “IBC Act”) on February 2, 2010, but is not currently operational. Doral Investment is subject to the supervision, examination and regulation by the Office of the Commissioner under the IBC Act.

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

Section 12 of the Banking Law requires the prior approval of the Office of the Commissioner with respect to a transfer of voting stock of a bank that result in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquires more than 5% of the outstanding voting capital stock of the bank. The Office of the Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Banking Law, the determination of the Office of the Commissioner whether to approve a change of control filing is final and non-appealable.

The provisions of Act No. 247 of 2010 (the Puerto Rico mortgage banking law) also require regulatory approval for the acquisition of more than 10% of Doral Financial’s outstanding voting securities. Please refer to “— Regulation and Supervision — Mortgage Origination and Servicing” above.

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

Changes to Legislation or Regulation

Changes to federal and local laws and regulations (including changes in interpretation and enforcement) can affect the operating environment of Doral Financial and its subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if adopted, may change laws and regulations and Doral Financial’s operating environment. If adopted, some of these laws and regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings institutions, credit unions and other financial institutions. Doral Financial cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and Puerto Rico banking regulatory authorities will continue and potentially increase.

Item 1A Risk	Factors

Our business, financial condition, operating results and/or the market price of our common stock may be adversely affected by a number of risk factors. Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risk factors set forth below. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. However, other risk factors and uncertainties not currently known to us or currently deemed immaterial by us, besides those discussed below or elsewhere in this Annual Report on Form 10-K or other of our reports filed with or furnished to the SEC, also could materially affect our business, financial condition or results of operations. We cannot assure that the risk factors described below or elsewhere in this document are a complete set of all the potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those discussed in any forward looking statements included herein or in other documents or statements that make reference to this Annual Report on Form 10-K. Please also refer to the section titled “Forward Looking Statements” in this Annual Report on Form 10-K.

Risks related to the general business environment and our industry

Difficult market conditions have already affected us and our industry and may continue to adversely affect us.

Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the United States economy. Dramatic declines in the United States housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and has and may continue to adversely affect our business, financial condition and results of operations. We experienced increased levels of non-performing assets and OTTI charges on our non-agency mortgage-backed securities as a result of market conditions. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•

Regulatory agency views of market conditions and the effect of market conditions on our borrowers may differ from those of our management, and such variance in views, if any, may contribute to increases in charge-offs and loan loss provisions.

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

If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be materially adversely affected.

Adverse credit market conditions may affect our ability to meet our liquidity needs; unforeseen disruptions in the brokered deposits market could compromise our liquidity position.

The credit markets, although recovering, have experienced extreme volatility and disruption in recent years. At times during the past few years, the volatility and disruptions reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity of certain issuers, particularly for non-investment grade issuers like us.

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

A relatively large portion of our funding is retail brokered deposits issued by Doral Bank. Our total brokered deposits as of December 31, 2011 were $2.2 billion. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect our ability to fund a portion of our operations and/or meet obligations.

Recent and/or future U.S. credit downgrades or changes in outlook by major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.

On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other United States government agencies linked to long-term United States debt. It is difficult to predict the effect of these actions, or any future downgrades or changes in outlook by Standard & Poor’s or either of the other two major credit rating agencies. However, these events could impact the trading market for United States government securities, including agency securities, and the securities markets more broadly and consequently could impact the value and liquidity of financial assets, including assets in our investment portfolio. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowing under repurchase agreements, at reasonable terms. In turn, this could have a material adverse effect on our liquidity, financial condition and results of operations.

We have been and could continue to be negatively affected by adverse economic conditions.

The United States and other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected, and are likely to continue to negatively affect for some time, our assets, including our loans and securities portfolios, capital levels, results of operations and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have stabilized the severe financial crisis that occurred in the second half of 2008, but the extent to which these programs and policies will assist in an economic recovery or may lead to adverse consequences, whether anticipated or unanticipated, is still unclear. If these programs and policies are ineffective in bringing about an economic recovery or result in substantial adverse developments, the economic conditions may again become more severe, or adverse economic conditions may continue for a substantial period of time. In addition, economic uncertainty that may result from the recent downgrading of United States long-term debt, from the fiscal imbalances in federal, state and local municipal finances combined with the political difficulties in resolving these imbalances, and from the debt and other economic problems of several European countries, may directly or indirectly adversely impact economic conditions faced by us and our customers. Any increase in the severity or duration of adverse economic conditions, including a double-dip recession in the United States or a further delay in the economic recovery of Puerto Rico, would adversely affect our financial condition and results of operations.

Our credit quality may continue to be adversely affected by Puerto Rico’s current economic conditions and the fiscal condition of the Commonwealth of Puerto Rico.

Our business activities and credit exposure are concentrated in Puerto Rico. Consequently, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which Puerto Rico’s gross national product grew by only 0.5%. Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 4.0% and 3.8%, respectively, for fiscal years 2007, 2008, 2009 and 2010. According to the Puerto Rico Planning Board’s latest projections made in March 2011, Puerto Rico’s real gross national product was projected to have contracted by 1.0% during fiscal year 2011. Puerto Rico’s real gross national product for fiscal year 2012, however, is projected to grow by 0.7%.

According to data published by the Puerto Rico Department of Labor, the number of persons employed in Puerto Rico during fiscal year 2011 averaged 1,077,000, a decrease of 2.3% compared to the previous fiscal year; and the unemployment rate averaged 15.9%. During the first four months of fiscal year 2012, total employment averaged 1,067,500, a decline of 1.2% with respect to the same period of the prior fiscal year; and the unemployment rate averaged 16.1%.

Since 2000, the Government of Puerto Rico has experienced a structural imbalance between recurring government revenues and total expenditures. The structural imbalance was exacerbated during fiscal years 2008 and 2009, with recurring government expenditures significantly exceeding recurring government revenues. Prior to fiscal year 2009, the Puerto Rico government bridged the deficit resulting from the structural imbalance through the use of non-recurring measures, such as borrowing from the Government Development Bank for Puerto Rico or in the bond market, postponing the payment of various government expenses, such as payments to suppliers and utilities providers, and other one-time measures such as the use of derivatives and borrowings collateralized with government assets such as real estate and uncollected General Fund revenues. Since March 2009, the government has taken multiple steps to address and resolve the structural imbalance.

For fiscal year 2009, the deficit was approximately $3.3 billion, consisting of the difference between revenues and expenses for such fiscal year. For fiscal year 2010, the deficit was approximately $2.1 billion and the deficit for fiscal year 2011 was approximately $1.0 billion. The deficit for fiscal year 2012 has been estimated at $610 million. Measures that the Government of Puerto Rico has implemented to reduce the deficit have included reducing expenses, including public sector employment through layoffs of employees. Since the Government of Puerto Rico is the largest source of employment in Puerto Rico, these measures have had the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle.

On August 8, 2011, Moody’s downgraded the general obligation bond rating of the Commonwealth of Puerto Rico from “A3” to “Baa1” with a negative outlook. The downgrade also applies to those ratings that are determined by or linked to that of the general obligation bond rating of the Commonwealth of Puerto Rico. Moody’s based its decision on its strong concerns with the continued deterioration of the severely underfunded government retirement systems, continued weak economic trends, and weak finances, with a historical trend of funding budget gaps with borrowings. A payment or other material default by the Government of Puerto Rico or any of its agencies, public corporations or instrumentalities with respect to their municipal bond or note obligations could have a material adverse effect on our financial condition and results of operations.

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

A prolonged economic slowdown or decline in the residential real estate market in the United States mainland and/or Puerto Rico and an increase in unemployment in the United States mainland and/or Puerto Rico could continue to adversely affect our results of operations.

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline and this trend could also reduce the level of mortgage loans we may produce in the future and adversely affect our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past four years, residential real estate values in many areas of the United States have decreased significantly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.

The actual rates of delinquencies, foreclosures and losses on loans have been higher during the recent economic slowdown. Rising unemployment and declines in housing prices have had a greater negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could continue to harm our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such loan arising from borrower defaults to the extent not covered by third-party credit enhancement.

Our business concentration in Puerto Rico imposes risks.

We conduct our operations in a geographically concentrated area, as our main market is in Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. Our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political or economic developments or natural disasters, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses and reduce the value of our loans and loan servicing portfolio.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act will affect our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The legislation made significant structural reforms to the financial services industry. The legislation, among other things, did the following:

(i)	establishes a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, savings and other consumer financial products and services, narrows the scope of federal preemption of state consumer laws and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation;

(ii)	creates a structure to regulate systematically important financial companies, and provides regulators with the power to require such companies to sell or transfer assets and terminate activities if the regulators determine the size or the scope of the activities of such companies pose a threat to the safety and soundness of such companies or the financial stability of the United States;

(iii)	requires more comprehensive regulation of the over-the-counter derivatives market, including providing for more strict capital and margin requirements, the central clearing of standardized over-the-counter derivatives, and heightened supervision of all over-the-counter derivatives dealers and major market participants;

(iv)	limits the ability of banking entities to engage in certain proprietary trading activities and restricts their ownership of, investment in or sponsorship of hedge funds and private equity funds;

(v)	restricts the interchange fees payable on debit card transactions;

(vi)	abolishes the Office of Thrift Supervision (“OTS”) and transfers its functions and responsibilities regarding the supervision of federal savings banks to the Office of the Comptroller of the Currency (“OCC”);

(vii)	strengthens the regulatory oversight of securities and capital markets activities by the SEC and enhances the safety and soundness of the securitization process, including a requirement that securitizers and originators retain a portion of the credit risk for any asset that they securitize or originate;

(viii)	permanently increases the federal deposit insurance from $100,000 to $250,000, permits depository institutions to pay interest on demand deposit accounts (such as commercial checking accounts) and permits de novo interstate branching by federal and state depository institutions alike; and

(ix)	strengthens existing laws and regulations applicable to public companies governing corporate accountability, giving shareholders “say on pay” and other corporate governance rights, and imposes limitations on certain executive compensation practices.

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

We operate within a highly regulated industry and our business and results are significantly affected by the regulations to which we are subject; changes in statutes and regulations could adversely affect us.

We operate within a highly regulated environment. The regulations to which we are subject will continue to have a significant impact on our operations and the degree to which we can grow and be profitable. Certain regulators which supervise us have significant power in reviewing our operations and approving our business practices. These powers include the ability to place limitations or conditions on activities in which we engage or intend to engage. Particularly in recent years, our businesses have experienced increased regulation and regulatory scrutiny, often requiring additional resources. If we do not comply with governmental regulations, we may subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations.

In addition, new proposals for legislation continue to be introduced in the United States Congress or the Puerto Rico Legislature that could further increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

We cannot predict the substance or impact of any change in regulation, whether by regulators or as a result of legislation enacted by the United States Congress or by the Puerto Rico Legislature, or in the way such statutory or regulatory requirements are interpreted or enforced. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue certain business opportunities in an efficient manner.

Further increases in the FDIC insurance assessment premiums or required reserves may have a significant impact on us.

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Current economic conditions have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which were permanently increased to $250,000 by the Dodd-Frank Act) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

On November 12, 2009, the FDIC adopted the final rule implementing a prepayment assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 in order to strengthen the cash position of the DIF. Our total prepaid assessment was $67.1 million, which according to the final rule was recorded as a prepaid expense as of December 30, 2009. The prepaid assessment will be amortized and recognized by Doral Financial as an expense over the period from 2010 to 2012. As of December 31, 2011 the unamortized balance of the prepaid assessment was $29.6 million.

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

On February 7, 2011, the FDIC approved a final rule that amended the deposit insurance assessment regulations. The final rule implemented a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The final rule also changed the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the then current rate schedule and the schedules previously proposed by the FDIC in October 2010. The final rule also revised the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets). Under the final rule, the FDIC will use a scorecard method to calculate assessment rates for all large insured depository institutions.

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of generally accepted accounting principles in the United States (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards and updates thereto issued by the Financial Accounting Standards Board (the “FASB”). The impact of accounting pronouncements that have been issued but not yet implemented is disclosed by us in our filings with the SEC. An assessment of proposed standards and updates thereto is not provided as such proposals are still subject to change. It is possible that future accounting standards and updates thereto that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Risks related to our business

Deteriorating credit quality has adversely impacted us and may continue to adversely impact us.

We have experienced a downturn in credit quality since 2006. Our credit quality has continued to be under pressure during 2010 and 2011 as a result of continued recessionary conditions in Puerto Rico and the recent slow-down in consumer activity and economic growth in the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. We expect that credit conditions and the performance of our loan portfolio will continue to be under pressure in the near future.

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

We establish a provision for loan losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent loan losses at a level which we deem to be appropriate based upon an assessment of the quality of our loan portfolio.

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

Changes in collateral values of properties located in distressed economies may require increased reserves.

Substantially all of our loans are located within the boundaries of the United States economy. Whether the collateral for a loan is located in Puerto Rico or the United States mainland, the performance of our loan portfolio and the collateral value backing the loan transactions are dependent upon the performance of and conditions within each specific real estate market. Puerto Rico entered its sixth straight year of economic recession in 2011. Sustained weak economic conditions that have affected Puerto Rico and the United States over the last several years have resulted in declines in collateral values.

We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are requested when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and LTV ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. In the absence of a current appraisal, Doral estimates the change in collateral value since the most recent appraisal using changes in value over similar time periods experienced on appraisals received. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.

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

Increases in interest rates may reduce the value of our holdings of securities and demand for our mortgage and other loans.

Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of other-than-temporary impairment on our investments portfolio), thereby adversely affecting our results of operations. Market related reductions in value also influence our ability to finance these securities. Higher interest rates also increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact our profits by reducing the amount of our loan origination income.

Doral Financial and Doral Bank are subject to the supervision and regulation of various banking regulators and have entered into consent orders with these regulators, and these regulators could take additional actions against Doral Financial or Doral Bank.

As a regulated financial services firm, our good standing with our regulators is of fundamental importance to the continuation and growth of our businesses. Doral Financial is subject to supervision and regulation by the Federal Reserve and the Office of the Commissioner, and Doral Bank is subject to supervision and regulation by the FDIC, the Office of the Commissioner and the state banking regulatory authorities of the states in which it has operations.

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

Doral Financial and Doral Bank have entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner, which, among other things, prohibited Doral Bank from paying dividends to the parent company, prohibited Doral Financial from paying dividends to its common and preferred shareholders without regulatory approval, and required Doral Bank to take various actions to ensure compliance with the provisions of the Bank Secrecy Act. While the FDIC and the Office of the Commissioner have lifted their consent orders, these banking regulators could take further action with respect to Doral Financial or Doral Bank and, if any such further action were taken, such action could have a material adverse effect on Doral Financial. Doral Financial’s consent order with the Federal Reserve is still in effect and Doral Financial’s banking regulators could take additional actions to protect Doral Bank or to ensure that the holding company remains as a source of financial and managerial strength to Doral Bank, and such action could have adverse effects on Doral Financial or its stockholders.

Doral Financial and Doral Bank are subject to regulatory capital adequacy and other supervisory guidelines, and if we fail to meet those guidelines our business and financial condition would be adversely affected.

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

The hedging transactions that we enter into may not be effective in managing the exposure to interest rate risk.

We use derivatives, to a limited extent, to manage part of our exposure to market risk caused by changes in interest rates. The derivative instruments that we may use also have their own risks, which include: (i) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and funding and/or hedge cost; (ii) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations; and (iii) legal risk, which is the risk that we are unable to enforce the terms of such instruments. All or any of these risks could expose us to losses.

Management has identified several material weaknesses in Doral Financial’s internal control over financial reporting.

Doral Financial’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011, due to several material weaknesses described in this Annual Report on Form 10-K. A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of this Annual Report on Form 10-K. Each material weakness results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Doral Financial’s management, with the oversight of the Audit Committee, will complete the work necessary to remedy the identified material weaknesses in the Company’s internal control over financial reporting as expeditiously as possible.

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risk could adversely affect our consolidated results of operations.

We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. If our risk management controls, procedures, policies and systems, including those designed to protect our networks, systems, computers and data from attack, damage or unauthorized access, were to fail or be circumvented, we could incur losses or suffer reputational damage or find ourselves out of compliance with applicable regulatory mandates or expectations.

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

We may also be subject to disruptions from external events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our consolidated results of operations could be adversely affected. When we record balance sheet reserves for probable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition for the periods in which we recognize the losses.

A breach in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure for us.

Our businesses are dependent on our ability and the ability of our third party service providers to process, record and monitor a large number of transactions. If the financial, accounting, data processing or other operating systems and facilities fail to operate properly, become disabled, experience security breaches or have other significant shortcomings, we could be materially adversely affected.

Although we and our third party service providers devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Despite our efforts and those of our third party service providers to ensure the integrity of these systems, it is possible that we or our third party service providers may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources.

A successful breach of the security of our systems or those of our third party service providers could cause serious negative consequences to us, including significant disruption of our operations, misappropriation of our confidential information or the confidential information of our customers, or damage to our computers or operating systems, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss in confidence in our security measures, customer dissatisfaction, litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect our financial statements. Four of Doral Financial’s most critical estimates are the level of the allowance for loan and lease losses, the valuation of mortgage servicing rights, the valuation of the interest only securities, and the amount of its deferred tax asset. Due to the inherent nature of these estimates we may significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, and may recognize a significant provision for impairment of our mortgage servicing rights or interest only securities. If Doral Financial’s allowance for loan and lease losses turns out to be insufficient to cover actual losses in our loan portfolio, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, Doral Financial may have to increase its allowance for loan and lease losses, which could have a material adverse effect on its capital and results of operations.

As of December 31, 2011, we had a deferred tax asset of approximately $111.0 million. The deferred tax asset is net of a valuation allowance of $432.9 million. The realization of our deferred tax asset ultimately depends on the existence of sufficient taxable income to realize the value of this asset. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Our results of operations would be negatively impacted if we determine that increases to our deferred tax asset valuation allowance are required in a future reporting period.

Governmental agencies that have supervisory authority over the Company and Doral Bank can review the quality of our Tier 1 capital and may determine to reduce all or a portion of the increase to our Tier 1 capital caused by our agreement with the Commonwealth of Puerto Rico regarding our deferred tax asset.

We recently entered into an agreement with the Commonwealth of Puerto Rico in which the Commonwealth of Puerto Rico recognized a prepayment of income taxes of approximately $230 million from us relating to our past overpayment of taxes. We believe that this agreement will result in an increase in our reported Tier 1 regulatory capital by approximately $200 million. The Federal Reserve and the Federal Deposit Insurance Corporation have supervisory oversight authority over the Company and Doral Bank, including the quality of our Tier I regulatory capital, and as such there can be no assurance that the Federal Deposit Insurance Corporation or Federal Reserve may not seek to reduce in the future our Tier 1 regulatory capital including the increase caused by the agreement with the Commonwealth of Puerto Rico. If either regulatory agency reduces our Tier 1 regulatory capital our operations may be materially adversely effected.

Defective and repurchased loans may harm our business and financial condition.

In connection with the sale and securitization of mortgage loans, we are generally required to make a variety of customary representations and warranties regarding us and the loans being sold or securitized. Our obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things:

•	compliance with laws and regulations;

•	underwriting standards;

•	the accuracy of information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third-party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before we detect a noncompliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such loss, either of which could reduce our cash available for operations and liquidity. Our management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We do not have a reserve on our financial statements for possible losses related to repurchases resulting from representation and warranty violations because we do not expect any such losses to be significant. Losses associated with defective loans may adversely impact our results of operations or financial condition.

We are exposed to credit risk from mortgage loans held pending sale and mortgage loans that have been sold subject to recourse arrangements.

We are generally at risk for mortgage loan defaults from the time we fund a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, we retained, through recourse arrangements, part of the credit risk on sales of mortgage loans that did not qualify for GNMA, FNMA or FHLMC sale or exchange programs and consequently may suffer losses on these loans. We suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of the related property. We estimate the fair value of the retained recourse obligation or of any liability incurred at the time of sale, and include such obligation with the net proceeds from the sale, resulting in lower gain-on-sale recognition. We evaluate the fair value of our recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.

We are subject to risks in servicing loans for others.

Our profitability may also be adversely affected by mortgage loan delinquencies and defaults on mortgage loans that we service for third parties. Under many of our servicing contracts, we must advance all or part of the scheduled payments to the owner of an outstanding mortgage loan, even when mortgage loan payments are delinquent. In addition, in order to protect their liens on mortgaged properties, owners of mortgage loans usually require that we, as servicer, pay mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. We generally recover our advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, we must absorb the cost of the funds we advance during the time the advance is outstanding. We must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be canceled as part of the foreclosure proceedings and we will not receive any future servicing income with respect to that loan.

As a result of our credit ratings, we may be subjected to increased collateral requirements and other measures that could have an adverse impact on our results of operations and financial condition.

We have previously sold or securitized mortgage loans in transactions with FNMA and other counterparties subject to partial or full recourse. As of December 31, 2011, the maximum contractual exposure to us if we were required to purchase all loans sold subject to partial or full recourse was $0.6 billion, $0.5 billion of which consisted of exposure to FNMA. Our contractual agreements with FNMA authorize FNMA to require us to post additional collateral to secure our recourse obligations with FNMA, and FNMA has the contractual right to request collateral for the full amount of our recourse obligations when, as now, we do not maintain an investment grade rating. In January 2006, we agreed to post with FNMA $44.0 million in collateral to secure our recourse obligations. In addition, certain of our servicing agreements, such as those with FNMA, FHLMC, and GNMA, contain provisions triggered by changes in our financial condition or failure to maintain required credit ratings. We do not currently maintain the credit ratings required by GNMA and possibly other counterparties, which may result in increased collateral requirements and/or require us to engage a substitute fund custodian, or could result in termination of our servicing rights. Termination of our servicing rights, requirements to post additional collateral or the loss of custodian funds could reduce our liquidity and have an adverse impact on our operating results.

Our ability to sell loans and other mortgage products to government-sponsored entities could be impacted by changes in our financial condition or the historical performance of our mortgage products.

Our ability to sell mortgage products to government-sponsored entities (“GSEs”), such as FNMA, FHLMC and GNMA, depends, among other things, on our financial condition and the historical performance of our mortgage products. To protect our ability to continue to sell mortgage products to GNMA and other GSEs, we have and may in the future repurchase defaulted loans from such counterparties. During 2011 and 2010, we repurchased $54.7 million and $68.7 million, respectively, of defaulted FHA guaranteed loans from GNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the GSEs would have a material adverse effect on our results of operations and financial condition.

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

Our success has been and will continue to be influenced by our ability to retain and attract key employees and management personnel, including senior and middle management. Our ability to attract and retain key employees and management personnel may be adversely affected as a result of the workload and stress associated with our business transformation efforts, and related regulatory risks and uncertainties; the consolidation of the Puerto Rico banking industry; or by additional work relating to any potential or actual acquisition.

Competition with other financial institutions could adversely affect the profitability of our operations.

We face significant competition from other financial institutions, many of which have significantly greater assets, capital and other resources. As a result, many of our competitors have advantages in conducting certain businesses and providing certain services. This competitive environment could force us to increase the rates we offer on deposits or lower the rates we charge on loans and, consequently, could adversely affect the profitability of our operations.

Damage to our reputation could damage our businesses.

Maintaining a positive reputation for Doral Financial is critical to our ability to attract and maintain customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Negative publicity regarding Doral Financial, whether or not true, may also result in harm to our prospects.

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate. In addition, our networks, systems, computers and data could become vulnerable to attack, damage or unauthorized access as a result of rapid technological changes.

Doral Financial has been the subject of an investigation by the U.S. Attorney’s Office for the Southern District of New York, which could require it to pay substantial fines or penalties.

On August 24, 2005, Doral Financial received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York regarding the production of certain documents, including financial statements and corporate, auditing and accounting records prepared during the period relating to the restatement of Doral Financial’s financial statements. Doral Financial cannot predict when this investigation will be completed or what the results of this investigation will be. The effects and results of this investigation could have a material adverse effect on Doral Financial’s business, results of operations, financial condition and liquidity. Adverse developments related to this investigation, including any expansion of its scope, could negatively impact Doral Financial and could divert efforts and attention of its management team from Doral Financial’s ordinary business operations. Doral Financial may be required to pay material fines, judgments or settlements or suffer other penalties, each of which could have a material adverse effect on its business, results of operations, financial condition and liquidity. This investigation could adversely affect Doral Financial’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse effect on Doral Financial’s businesses, results of operations and financial condition.

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

On March 6, 2008, a former treasurer of Doral Financial was indicted for alleged criminal violations involving securities and wire fraud. On April 29, 2010, the former treasurer of Doral Financial was convicted on three of the five counts of securities and wire fraud he was facing after a five-week jury trial.

On August 13, 2009, the former treasurer of Doral Financial filed a complaint against Doral Financial in the Supreme Court of the State of New York. The complaint alleges that Doral Financial breached a contract with the plaintiff and Doral Financial’s by-laws by failing to advance payment of certain legal fees and expenses that the former treasurer has incurred in connection with a criminal indictment filed against him in the U.S. District Court for the Southern District of New York. Further, the complaint claims that Doral Financial fraudulently induced the plaintiff to enter into agreements concerning the settlement of a civil litigation arising from the restatement of Doral Financial’s financial statements for fiscal years 2000 through 2004. The complaint seeks declaratory relief, damages, costs and expenses. The former treasurer further moved for preliminary injunctive relief. On December 16, 2009, the parties entered into a Settlement Agreement. On December 17, 2009, the former treasurer’s motion for a preliminary injunction was denied as moot, and all further proceedings were stayed, but the procedures for future disputes between the parties and outlined in the Settlement Agreement were not affected by the stay. The amounts required to be advanced in an appeal of the criminal conviction could be substantial and could materially adversely affect Doral Financial’s results of operations.

Our businesses may be adversely affected by litigation or regulatory enforcement.

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

The resolution of legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our consolidated results of operations for the period in which such actions or matters are resolved or a reserve is established.

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

In addition, such additional equity issuances would reduce any earnings available to the holders of our common stock and the return thereon unless our earnings increase correspondingly. We cannot predict the timing or size of future equity issuances, if any, or the effect that they may have on the market price of our common stock. The issuance of substantial amounts of equity, or the perception that such issuances may occur, could adversely affect the market price of our common stock.

Dividends on our common stock have been suspended; Doral Financial may not be able to pay dividends on its common stock in the future.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments.

On April 25, 2006, we announced that, as a prudent capital management decision designed to preserve and strengthen our capital, our board of directors had suspended the quarterly dividend on our common stock. In addition, we will be unable to pay dividends on our common stock unless and until we resume payments of dividends on our preferred stock, which were suspended by the Board of Directors in March 2009.

The Company is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Company’s net assets in excess of capital or, in the absence of such excess, from the Company’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

In February 2009, the Federal Reserve published the Supervisory Letter, which, among other things, discusses the ability of bank holding companies to declare dividends and to redeem or repurchase equity securities. The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations even when not explicitly required by the regulations. The Federal Reserve provides that the principles discussed in the letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are experiencing financial difficulties.

The Supervisory Letter provides that a board of directors should “eliminate, defer, or severely limit” dividends if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s rate of earnings retention is inconsistent with capital needs and overall macroeconomic outlook; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Supervisory Letter further suggests that bank holding companies should inform the Federal Reserve in advance of paying a dividend that: (i) exceeds the earnings for the quarter in which the dividend is being paid; or (ii) could result in a material adverse change to the organization’s capital structure.

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

In any liquidation, dissolution or winding up of Doral Financial, our common stock would rank below all debt claims against us and all of our outstanding shares of preferred stock. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon our liquidation or dissolution until after our obligations to our debt holders and holders of preferred stock have been satisfied.

Our certificate of incorporation, our by-laws and certain banking law provisions contain provisions that could discourage an acquisition or change of control of Doral Financial.

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

Since we have not paid dividends in full on our noncumulative preferred stock for at least eighteen consecutive monthly periods, or paid dividends in full on our convertible preferred stock for consecutive dividend periods containing in the aggregate a number of days equivalent to at least six fiscal quarters, the holders of our preferred stock, all acting together as a single class, have the right to elect two additional members to our board of directors. We called a special meeting of our preferred stockholders to be held on August 3, 2011 to permit holders of our preferred stock to nominate and seek to have elected the two additional members to our board of directors. Due to the lack of a quorum, the Special Meeting was not able to be held. The holders of 10% of the total number of outstanding shares of our preferred stock, all acting together as a single class, are entitled to call a special meeting for the election of two additional members to our board of directors.

Item 1B.    Unresolved Staff Comments.

On October 21, 2011 the Company received a comment letter from the staff of the Division of Corporate Finance of the Securities and Exchange Commission (“October 2011 SEC Letter”). The sixteen (16) comments from the staff included in the October 2011 SEC Letter relate to their review of the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010, the quarterly reports for the three quarters filed by the Company for 2010 and the quarterly reports for the first two quarters filed by the Company for 2011. The Company had previously received comment letters from the staff relating to some of these filings dated September 8, 2010, March 3, 2011 and May 9, 2011. The Company has responded in a timely manner to the staff comments included in the October 2011 SEC Letter and the previous staff comment letters.

In general terms, the pending comments from the staff in the October 2011 SEC Letter relate to disclosures provided by the Company in its filings relating to loans held for sale and loans receivable, credit quality and non-performing loans, loan modifications and troubled debt restructurings, provisions for loan and lease losses, the allowance for loan and lease losses and other real estate owned. The Company responded to the pending comments in the October 2011 SEC Letter in a letter dated November 9, 2011 with what it understands to be sufficient supplemental information and analyses to address all of the comments from the staff. In addition, the Company has updated its disclosures in its filings with the SEC, as requested by the staff in the October 2011 SEC Letter and the previous staff comment letters.

As of the date of this Annual Report on Form 10-K, the Company has not received confirmation from the staff of the Division of Corporate Finance of the SEC that their filing review process relating to the October 2011 SEC Letter had been completed.

Item 2.    Properties.

Doral Financial maintains its principal administrative and executive offices in an office building known as the Doral Financial Plaza, located at 1451 Franklin D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $48.4 million. The building is subject to a mortgage in the amount of $37.4 million.

In addition, Doral Financial maintains 29 retail banking branches in Puerto Rico at which mortgage origination offices are co-located in 27 of these branches. Of the properties on which the 29 branch locations are located, 9 properties are owned by Doral Financial and 20 properties are leased by Doral Financial from third parties.

The administrative and executive offices of Doral Money and the U.S. operations of Doral Bank are located at 623 Fifth Avenue in New York, New York, where it leases approximately 32,500 square feet. Doral Bank and Doral Money currently operate two branches in the metropolitan area of New York City and five branches in the northwest area of Florida. These branches are leased by Doral Bank and Doral Money from third parties, with the exception of three branches in Florida, which are owned by Doral Bank. In addition to its branch network, the U.S. operations of Doral Bank also include loan processing/administrative offices in New York, Florida and Oregon.

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

Lehman Brothers Transactions

Prior to 2011, Doral Financial Corporation and Doral Bank (together and for purposes of this transaction defined as “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward To-Be-Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward TBA agreements resulting in their termination as of September 19, 2008.

The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during 2008. During 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceeding for LBI that it was owed approximately $43.3 million.

Based on the information available in the fourth quarter of 2008, Doral determined that the process would likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. As a result, as of December 31, 2008, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI.

Based on the information available in the second quarter of 2010, Doral recognized an additional loss of $10.8 million against the $43.3 million owed by LBI. A net receivable of $10.9 million was recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition.

During the fourth quarter of 2010, Doral sold and assigned to a third party all of Doral’s rights, title, and interest in and to its claims in the SIPC proceeding, including all of its rights to prosecute its claims, as a result of which Doral recognized a loss of $1.5 million on financial disposition of the net receivable.

Banking Regulatory Matters

On March 16, 2006, Doral Financial entered into a consent cease and desist order with the Federal Reserve. The mutually agreed upon order required Doral Financial to conduct reviews of its mortgage portfolio, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent order contains restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with its banking subsidiary, without the prior approval of the Federal Reserve. The consent order restricts Doral Financial from receiving dividends from the banking subsidiaries without the approval of the respective primary banking regulatory agency. Doral Financial is also required to request permission from the Federal Reserve for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date and requires Doral Financial and Doral Bank to submit plans regarding the maintenance of minimum levels of capital and liquidity. Doral Financial has complied with these requirements and no fines or civil money penalties were assessed against the Company under the order.

Effective January 14, 2008, the FDIC and the Office of the Commissioner terminated a cease and desist order that had been entered by these regulatory agencies with Doral Bank on March 16, 2006 (the “Former Order”). The Former Order was similar to the consent order of Doral Financial with the Federal Reserve described above, and related to safety and soundness issues in connection with the announcement by Doral Financial in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004.

Doral Financial and Doral Bank have undertaken specific corrective actions to comply with the requirements of the terminated enforcement actions and the single remaining enforcement action, but cannot give assurance that such actions are sufficient to prevent further enforcement actions by the banking regulatory agencies.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of                 Equity Securities.

Doral Financial’s common stock, $0.01 par value per share (the “Common Stock”), is traded and quoted on the New York Stock Exchange (“NYSE”) under the symbol “DRL.”

The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of Doral’s Common Stock:

	Calendar	Price Range
Year	Quarter	High	Low
2011	4th	$1.38	$0.57
	3rd	2.60	1.08
	2nd	2.12	1.04
	1st	1.64	1.06

2010	4th	$1.82	$1.23
	3rd	2.70	1.13
	2nd	6.48	2.28
	1st	5.04	3.13

As of March 23, 2012 the approximate number of record holders of Doral Financial’s Common Stock was 186, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $1.56 per share.

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

During 2003, Doral Financial issued 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock (the “Convertible Preferred Stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of Convertible Preferred Stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The Convertible Preferred Stock ranks on parity with Doral Financial’s outstanding Noncumulative Preferred Stock with respect to dividend rights and rights upon liquidation, winding up or dissolution. As of December 31, 2011, there were 813,526 shares issued and outstanding of the Convertible Preferred Stock.

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

On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers of the Company’s common stock, including certain direct and indirect investors in Doral Holdings, the Company’s controlling shareholder at the time, to raise up to $600.0 million of new equity capital for the Company through a private placement. Shares were sold in two tranches: (i) a $180.0 million non-contingent tranche consisting of approximately 180,000 shares of the Company’s Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (the “Mandatorily Convertible Preferred Stock”), $1.00 par value and $1,000 liquidation preference per share and (ii) a $420.0 million contingent tranche consisting of approximately 13.0 million shares of the Company’s common stock and approximately 359,000 shares of the Mandatorily Convertible Preferred Stock. In addition, as part of the non-contingent tranche, the Company issued into escrow 105,002 shares of Mandatorily Convertible Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted transaction.

Doral used the net proceeds from the placement of the shares in the Non-Contingent Tranche to provide additional capital to the Company to facilitate the Company (through its wholly owned subsidiary, Doral Bank) qualifying as a bidder for the acquisition of certain assets and assumption of certain liabilities of one or more Puerto Rico banks from the FDIC, as receiver.

The Company was approved to bid on the assets and liabilities of any or all of the three Puerto Rico banks that failed in April 2010. On April 30, 2010, the Company announced it had been out-bid and would not be acquiring any of the assets or liabilities of any of the three Puerto Rico failed banks resolved in separate FDIC assisted purchase and assumption transactions. As a result, pursuant to the Stock Purchase Agreement and the related escrow agreement, the 105,002 shares of the Mandatorily Convertible Preferred Stock and the $420.0 million of contingent funds were released from escrow to the purchasers and the contingent tranche of securities was not issued. After giving effect to the release of the 105,002 shares of the Mandatorily Convertible Preferred Stock from escrow, the shares of the Mandatorily Convertible Preferred Stock issued in the capital raise had an effective sale price of $3.00 per common share equivalent.

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

Accordingly, during the third quarter of 2010, the Company converted 285,002 shares of Mandatorily Convertible Non-Voting Preferred Stock into 60,000,386 shares of common stock. In addition, during the third quarter of 2010, Doral Holdings LLC, previously the controlling shareholder of the Company, distributed its shares in Doral Financial to its investors and dissolved. As a result of the conversion of the shares of Preferred Stock and the dissolution of Doral Holdings LLC, the Company is no longer a controlled company.

Refer to Note 34 of the accompanying consolidated financial statements for additional information.

Dividends

On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors had suspended the quarterly dividend on the Common Stock. As a result, Doral Financial has not declared or paid dividends on its Common Stock since the first quarter of 2006.

Doral Financial’s ability to pay dividends on the shares of Common Stock in the future is limited by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over Doral Financial and its banking subsidiary, its earnings, cash resources and capital needs, general business conditions and other factors deemed relevant by Doral Financial’s Board of Directors.

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

For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to the information included in Part III, Item 12 of this Annual Report on Form 10-K, which is incorporated by reference from the 2012 Proxy Statement, and to Note 35, “Stock Options and Other Incentive Plans” of the accompanying consolidated financial statements of Doral Financial, which are included as an Exhibit in Part IV, Item 15 of this Annual Report on Form 10-K.

Sales of unregistered securities during 2011

There were no sales of unregistered securities by the Company during 2011.

Stock Repurchase

No purchases of Doral Financial’s equity securities were made by or on behalf of Doral Financial for the year ended December 31, 2011.

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

The following performance graph compares the yearly percentage change in Doral Financial’s cumulative total stockholder return on its common stock to that of the Center for Research in Security Prices, Booth School of Business, the University of Chicago (“CRSP”) NYSE Market Index (U.S. Companies) and the CRSP Index for NYSE Depository Institutions (SIC 6000-6099 U.S. Companies) (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2006 in each of Doral Financial’s common stock, the NYSE Market Index (U.S. Companies) and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of Doral Financial’s common stock.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data as of the dates and for the periods indicated. This information should be read in conjunction with Doral Financial’s consolidated financial statements and the related notes thereto.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except for share and per share data)
Selected Income Statement Data:
Interest income	$364,955	$401,521	$458,265	$524,674	$578,960
Interest expense	178,722	240,917	290,638	347,193	424,619

Net interest income	186,233	160,604	167,627	177,481	154,341

Provision for loan and lease losses	67,525	98,975	53,663	48,856	78,214
Net interest income after provision for loan and lease losses	118,708	61,629	113,964	128,625	76,127
Non-interest income (loss)(1)	122,386	(14,076)	87,201	79,529	(75,397)
Non-interest expenses	250,077	324,564	243,786	240,412	303,492

Loss before income taxes	(8,983)	(277,011)	(42,621)	(32,258)	(302,762)
Income tax expense (benefit)	1,707	14,883	(21,477)	286,001	(131,854)

Net loss	$(10,690)	$(291,894)	$(21,144)	$(318,259)	$(170,908)

Net loss attributable to common shareholders(2)	$(20,350)	$(274,418)	$(45,613)	$(351,558)	$(204,207)

Accrued dividends:
Preferred stock	$9,660	$9,109	$15,841	$33,299	$33,299

Preferred stock exchange inducement, net	$—	$26,585	$(8,628)	$—	$—

Net loss per common share(2)(3)	$(0.16)	$(2.96)	$(0.81)	$(6.53)	$(7.45)

Book value per common share	$3.80	$4.01	$7.41	$6.17	$14.37
Preferred shares outstanding at end of period	5,811,391	5,811,391	7,500,850	9,015,000	9,015,000
Weighted average common shares outstanding	127,321,477	92,657,003	56,232,026	53,810,110	27,415,242
Common shares outstanding at end of period	128,295,756	127,293,756	62,064,303	53,810,110	53,810,110
Selected Balance Sheet Data at Year End:
Cash and cash equivalents (including restricted cash)	$489,246	$512,426	$820,277	$187,517	$789,169
Investment securities	597,652	1,550,094	2,836,903	3,681,028	2,198,402
Total loans, net(4)	6,138,645	5,784,188	5,695,964	5,506,303	5,344,756
Allowance for loan and lease losses	102,609	123,652	140,774	132,020	124,733
Servicing assets, net	112,303	114,342	118,493	114,396	150,238
Total assets	7,975,165	8,646,354	10,231,952	10,138,867	9,304,378
Deposits	4,394,716	4,636,418	4,655,080	4,423,314	4,300,179
Borrowings	2,476,554	2,896,213	4,470,056	4,526,091	3,363,522
Total liabilities	7,135,011	7,784,159	9,356,908	9,233,696	7,957,671
Preferred equity	352,082	352,082	415,428	573,250	573,250
Common equity	488,072	510,113	459,616	331,921	773,457
Total stockholders’ equity	840,154	862,195	875,044	905,171	1,346,707
Selected Average Balance Sheet Data for Period End:(5)
Total investment securities	$1,073,718	$2,215,613	$3,381,446	$3,325,813	$3,446,510
Total loans	5,993,411	5,894,546	5,680,428	5,566,644	5,156,667
Total interest-earning assets	7,567,062	8,765,849	9,515,945	9,422,614	9,647,512
Total assets	8,254,484	9,477,943	10,066,305	10,263,563	10,544,286
Total deposits	4,431,150	4,709,835	4,210,138	4,274,695	4,097,519
Borrowings	2,690,705	3,534,294	4,578,019	4,342,235	4,945,837
Total interest-bearing liabilities	6,837,643	7,990,149	8,539,622	8,345,566	8,717,948
Preferred equity	352,082	410,616	511,650	573,250	573,250
Common equity	505,369	508,137	355,014	668,224	554,823
Total stockholders’ equity	857,451	918,753	866,664	1,241,474	1,128,073
Operating Data:
Loan production	$1,763,792	$1,439,333	$1,147,742	$1,327,521	$1,332,000
Loan servicing portfolio(6)	$7,898,328	$8,208,060	$8,655,613	$9,460,350	$10,073,000
Selected Financial Ratios:
Performance:
Net interest margin	2.46%	1.83%	1.76%	1.88%	1.60%
Efficiency ratio	87.85%	119.73%	97.61%	83.93%	167.76%
Return on average assets	(0.13)%	(3.08)%	(0.21)%	(3.10)%	(1.62)%
Return on average common equity	(4.03)%	(59.24)%	(10.42)%	(52.61)%	(36.81)%
Dividend payout ratio for common stock	—%	—%	—%	—%	—%

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except for share and per share data)
Capital:
Leverage ratio	9.13%	8.56%	8.43%	7.59%	10.80%
Tier 1 risk-based capital ratio	12.18%	13.25%	13.82%	13.80%	16.52%
Total risk-based capital ratio	13.44%	14.51%	15.08%	17.07%	17.78%
Asset quality:
NPAs as percentage of the net loan portfolio (excluding GNMA defaulted loans) and OREO	12.41%	14.88%	16.65%	14.42%	12.78%
NPAs as percentage of consolidated total assets	9.47%	9.86%	9.21%	7.69%	7.22%
NPLs to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)	9.84%	11.63%	15.19%	13.19%	11.93%
ALLL to period-end loans receivable	1.73%	2.21%	2.55%	2.51%	2.47%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	1.76%	2.29%	2.63%	2.54%	2.49%
ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits )	4.49%	4.02%	3.42	n/a	n/a
ALLL to NPLs (excluding NPLs held for sale)	18.08%	19.79%	16.91%	18.69%	19.91%
ALLL plus partial charge-offs and discounts to NPLs (excluding NPLs held for sale)	31.97%	32.36%	22.15	n/a	n/a
ALLL to net charge-offs	115.85%	106.51%	313.47%	317.59%	602.17%
Provision for loan and lease losses to net charge-offs	76.24%	85.25%	119.49%	117.53%	377.59%
Net annualized charge-offs to average loan receivable	1.55%	2.08%	0.85%	0.80%	0.50%
Recoveries to charge-offs	1.83%	1.54%	5.52%	2.37%	3.73%
Other ratios:
Average common equity to average assets	6.13%	5.36%	3.53%	6.11%	4.83%
Average total equity to average assets	10.40%	9.69%	8.61%	12.10%	10.70%
Tier 1 common equity to risk-weighted assets	6.24%	6.94%	7.16%	6.00%	6.66%

(1)

Included net credit related OTTI losses of $4.3 million, $14.0 million, $27.6 million and $0.9 million for the years ended December 31, 2011, 2010, 2009 and 2008, respectively. Also, includes net gain on trading activities of $3.8 million and $13.7 million for the years ended December 31, 2011 and 2010, respectively, and a net loss on trading activities of $7.5 million for the year ended December 31, 2009.

(2)	For the years ended December 31, 2010 and 2009, includes $26.6 million and $8.6 million, respectively, related to the net effect of the conversions of preferred stock during the years indicated.

(3)	For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, net loss per common share represents the basic and diluted loss per share, respectively.

(4)	Includes loans held for sale.

(5)	Average balances are computed on a daily basis.

(6)

Represents the total portfolio of loans serviced for third parties. Excludes $4.4 billion, $4.4 billion, $4.4 billion, $4.2 billion and $3.6 billion of mortgage loans owned by Doral Financial at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are as follows:

Year Ended December 31,
	2011		2010		2009		2008		2007
Ratio of Earnings to Fixed Charges
Including interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Excluding interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Excluding interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)

(A) During	2011, 2010, 2009, 2008 and 2007, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. The Company would have had to generate additional earnings of $17.1 million, $285.7 million, $74.6 million, $35.6 million and $361.7 million, to achieve ratios of 1:1 in 2011, 2010, 2009, 2008 and 2007, respectively.

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

On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock. For the years ended December 31, 2011 and 2010, the Company accrued $9.7 million and $9.1 million, respectively, related to the cumulative preferred stock. For the year ended December 31, 2009, the Company accrued $15.8 million related to the cumulative preferred stock of which $8.3 million was paid during the first quarter of 2009 prior to the suspension of preferred stock dividends.

The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock as of December 31 of each of the five years in the period ended December 31, 2011 is set forth below:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Long-term obligations	$2,119,495	$2,429,489	$2,457,944	$3,459,246	$2,885,164
Cumulative preferred stock	$203,382	$203,382	$218,040	$345,000	$345,000
Non-cumulative preferred stock	$148,700	$148,700	$197,388	$228,250	$228,250

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

OVERVIEW OF RESULTS OF OPERATIONS:    Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2011.

CRITICAL ACCOUNTING POLICIES:    Provides a discussion of Doral Financial’s accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009:    Provides an analysis of the consolidated results of operations for 2011 compared to 2010, and 2010 compared to 2009.

OPERATING SEGMENTS:    Provides a description of Doral Financial’s operating segments and an analysis of the results of operations for each of these segments.

BALANCE SHEET AND OPERATING DATA ANALYSIS:    Provides an analysis of the most significant balance sheet items and operational data that impact Doral Financial’s financial statements and business. This section includes a discussion of the Company’s liquidity and capital resources, regulatory capital ratios, off-balance sheet activities and contractual obligations.

RISK MANAGEMENT:    Provides an analysis of the most significant risks to which Doral Financial is exposed; specifically interest rate risk, credit risk, operational risks and liquidity risk.

MISCELLANEOUS:    Provides disclosure about various matters.

Investors are encouraged to carefully read this MD&A together with Doral Financial’s consolidated financial statements, including the notes to the consolidated financial statements.

As used in this report, references to the “Company”, “Doral” or “Doral Financial” refer to Doral Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

OVERVIEW OF RESULTS OF OPERATIONS

Net loss for the year ended December 31, 2011 totaled $10.7 million, compared to net losses of $291.9 million and $21.1 million for the years 2010 and 2009, respectively. Doral Financial’s performance for the year ended December 31, 2011, compared to the corresponding 2010 period was primarily due to an improvement of $121.2 million in net gains on sales of investment securities, a reduction of $74.5 million in non-interest expenses, and a reduction of $31.5 million in the provision for loan and lease losses.

The significant events affecting the Company’s financial results for the year ended December 31, 2011 included the following:

•

Net loss attributable to common shareholders for the year ended December 31, 2011 totalled $20.4 million, and resulted in a net loss per share of $0.16, compared to a net loss attributable to common shareholders for the corresponding 2010 and 2009 periods of $274.4 million and $45.6 million, or a loss per share of $2.96 and $0.81, respectively. For additional information please refer to Note 36 of the accompanying consolidated financial statements.

•

Net interest income for the year ended December 31, 2011 was $186.2 million, compared to $160.6 million and $167.6 million for the corresponding 2010 and 2009 periods, respectively. The increase of $25.6 million in net interest income during 2011, compared to 2010, was due to a reduction in interest expense of $62.2 million, partially offset by a reduction in interest income of $36.6 million. The decrease in interest expense was driven by decreases of: (i) $31.5 million in interest expense on securities sold under agreements to repurchase as Doral renegotiated $1.1 billion in advances from FHLB and repurchase agreements in the first and second quarters of 2011, and retired $219.5 million of repurchase agreements upon the sale of $679.2 million of investment securities, and (ii) $22.6 million on deposits as the Company replaced the volume of higher cost brokered certificates of deposit with lower brokered money market deposits. The decrease in interest income was driven by a decrease in interest on mortgage backed and investment securities of $39.7 million from the sale of securities to deliver the bank and decrease the bank’s sensitivity to increasing interest rates.

•

Doral Financial’s provision for loan and lease losses for the year ended December 31, 2011 amounted to $67.5 million, compared to $99.0 million and $53.7 million for the corresponding 2010 and 2009 periods, respectively. The $67.5 million provision for loan and lease losses in 2011 resulted from: (i) $31.6 million for non-guaranteed residential loans as new loans became delinquent, previously delinquent loans reached later delinquency stages, and Doral changed its cash flow estimates for TDR loans; (ii) $23.8 million from construction and land largely due to new valuations on properties collateralizing impaired loans received in the second half of the year and some deterioration of loan performance; (iii) $32.1 million for growth in the U.S. commercial and industrial loan portfolio; and (iv) $9.0 million for commercial real estate and other consumer for adverse loan performance of largely previously performing loans experienced during the year.

•

Non-interest income for the year ended December 31, 2011 was $122.4 million, compared to non-interest loss of $14.1 million and non-interest income of $87.2 million for the corresponding 2010 and 2009 periods, respectively. The $136.5 million improvement in non-interest income during 2011 when compared to 2010 resulted largely from the following: (i) an improvement of $121.2 million in gain on sale of investment securities available for sale as the Company reported a loss of $93.7 million in 2010 driven by a loss of $136.7 million on the sale of $378.0 million of certain non-agency collateralized mortgage obligations (“CMO”), (ii) a $13.7 improvement in net gain on loans securitized and sold and capitalization of mortgage servicing as the Company increased the volume of sales of mortgage loans by $129.3 million when compared to 2010, (iii) a decrease of $9.7 million in other-than-temporary impairment (“OTTI”) losses as the Company sold during 2010 a significant portion of the non-agency CMOs that had OTTI, (iv) partially offset by a $9.8 million decrease in net gains from trading activities resulting mainly from a decrease of $6.0 million in gains from the MSR economic hedge and a $2.5 million increase in losses from hedging activities.

•

Non-interest expense for the year ended December 31, 2011 was $250.1 million, compared to $324.6 million and $243.8 million for the years ended December 31, 2010 and 2009, respectively. The $74.5 million decrease in non-interest expense during 2011 compared to 2010, was due largely to: (i) a decrease of $30.0 million in OREO expenses mainly due to the $17.0 million provision recorded in the second quarter of 2010 when the Company reduced the pricing of the properties to accelerate sales, (ii) a decrease of $13.5 million in professional services driven by a decrease of $7.9 million in defense litigation costs and a decrease of $7.0 million in lower advisory services, (iii) lower FDIC insurance expense of $5.5 million related to a lower deposit base and a change in the method of computing the assessment, and (iv) a decrease of $3.9 million in advertising expense as the Company incurred higher expenses in 2010 due to the campaigns to gain market share in deposits and mortgage originations subsequent to the local market bank failures and asset acquisitions in April of 2010.

•

Income tax expense of $1.7 million for the year ended December 31, 2011 compared to an income tax expense of $14.9 million and an income tax benefit of $21.5 million for the corresponding 2010 and 2009 periods. The decrease in income tax expense of $13.2 million is due mainly to the tax benefit recorded during 2011, as well as funding Doral Money lending activities by U.S. based funding sources and eliminating the withholding tax on debt payments from the U.S. based lending operations to the Puerto Rico based funding operations.

•

The Company reported other comprehensive loss of $5.4 million for the year ended December 31, 2011, compared to other comprehensive income of $115.6 million and $11.7 million for the corresponding 2010 and 2009 periods. The negative variance in other comprehensive income for the year ended December 31, 2011 compared to the 2010 period resulted principally from the sales of available for sale securities during 2011 that drove the realization of gains of $121.2 million during 2011.

•

Doral Financial’s loan production for the year ended December 31, 2011 was $1.8 billion, compared to $1.4 billion and $1.1 billion for the comparable 2010 and 2009 periods. The production increase resulted mainly from the U.S. loan originations production in commercial and industrial loans, which represented 56% of the 2011 loan production.

•

Total assets as of December 31, 2011 totalled $8.0 billion compared to $8.6 billion as of December 31, 2010. The decrease is mainly due to the sale of $1.4 billion of mortgage backed securities in 2011, which have been offset in part by net growth in loans and the purchases of $0.9 billion in agency securities. These sales were conducted pursuant to the Company’s deleveraging of the balance sheet and the substitution of lower yielding loans for higher yielding loans.

•

Total deposits as of December 31, 2011 of $4.4 billion decreased $0.2 billion from deposits of $4.6 billion as of December 31, 2010. The decrease is mainly due to the reduction of $0.2 billion in brokered deposits as part of the Company’s strategy to reduce funding costs.

•

Non-performing loans, excluding FHA/VA loans guaranteed by the U.S. government as of December 31, 2011 were $569.6 million, a decrease of $57.8 million from December 31, 2010. The reduction in NPLs was a result of continued emphasis on collections and restructures to optimize performance of the loan portfolio during 2011.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in Doral Financial’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of Doral Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2011. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in Doral Financial’s results of operations or financial condition.

Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Note 2 to Doral Financial’s consolidated financial statements contains a summary of the Company’s significant accounting policies followed in the preparation of its consolidated financial statements. The accounting policies that have a significant impact on Doral Financial’s consolidated financial statements and that require the most judgment are set forth below.

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

Residential mortgage loans are considered collateral dependent when they are 180 days past due (collateral dependent residential loans are those past due loans whose borrower’s financial condition has deteriorated to the point that Doral considers only the collateral when determining its ALLL estimate). An updated estimate of the property’s value is obtained when the loan is 180 days past due and a second assessment of value is obtained when the loan is 360 days past due. The Company generally uses broker price opinions (“BPOS”) as an assessment of value of collateral dependent residential mortgage loans.

As it takes a period of time for commercial loan appraisals to be completed once they are ordered, Doral must at times estimate its allowance for loan and lease losses for an impaired loan using a dated, or stale, appraisal. Puerto Rico has experienced some decrease in property values during its extended recession; therefore, the reported values of the stale appraisals must be adjusted to recognize the “fade” in market value. In order to estimate the value of collateral with stale appraisals, Doral has developed separate collateral price indices for small commercial loans and large commercial loans that are used to measure the market value fade in appraisals completed in one year to the current year. The indices provide a measure of how much the property value has changed from the year in which the most recent appraisal was received to the current year. In estimating its ALLL on collateral dependent loans using outdated appraisals, Doral uses the original appraisal as adjusted for the estimated fade in property value less selling costs to estimate the current fair value of the collateral. That current adjusted estimated fair value is then compared to the reported investment, and if the adjusted fair value is less than reported investment, that amount is included in the ALLL estimate.

Residential development construction loans that are collateral dependent present unique challenges to the estimating the fair value of the underlying collateral. Residential development construction loans are partially completed with additional construction costs to be incurred, have units being sold and released from the construction loan, and may have additional land collateralizing the loan on which the developer hopes or expects to build additional units. Therefore, the value of the collateral is regularly changing and any appraisal has a limited useful life. Doral uses an internally developed estimate of value that considers Doral’s exit strategy of foreclosing and completing the construction started and selling the individual units constructed for residential buildings, and separately uses the most recent appraised value for any remnant land adjusted for the fade in value since the appraisal date as described above. This internally developed estimate is prepared in conjunction with a third party servicer of the portfolio, who validates and determines the inputs used to arrive at the estimate of value (e.g. units sold, expected sales, cost to complete, etc.)

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

The fair value of the Company’s MSRs is determined based on a combination of market information (servicing trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash-flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. For the year ended December 31, 2011, the fair value of the MSRs totaled to $112.3 million, which reflects a decline of $10.7 million when compared to December 31, 2010. The decline in the MSR is the result of the MSR amortization of $13.2 million offset by an increase in fair value of $2.5 million.

IOs represent the estimated present value of cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for prepayments) after subtracting: (i) the interest rate payable to the investor (adjusted for any embedded cap, if applicable); and (ii) a contractual servicing fee. As of December 31, 2011, the carrying value of the IOs of $43.9 million is related to $223.2 million of outstanding principal balance of mortgage loans sold to investors. IOs are classified as securities held for trading in Doral Financial’s consolidated statements of financial condition.

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

This methodology resulted in a CPR of 8.21% for 2011, 9.0% for 2010 and 10.4% for 2009.

The Company continues to benchmark its assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate 13.0% that was used for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Until the second quarter of 2009, securities accounted as held for trading included U.S. Treasury security positions, taken as economic hedges against the valuation adjustment of the Company’s capitalized mortgage servicing rights (“MSR”). Subsequently, the U.S. Treasury positions were unwound and other derivative instruments were used as economic hedges on the MSR.

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

Other Than Temporary Impairment

The Company performs an assessment of other-than-temporary impairment whenever the fair value of an investment security is less that its amortized cost basis at the balance sheet dates. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

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

If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: (i) the credit rating and related outlook or status of the securities; (ii) the creditworthiness of the issuers of the securities; (iii) the value and type of underlying collateral; (iv) the duration and level of the unrealized loss; (v) any credit enhancements; and (vi) other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The amount of estimated credit loss is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.

Once a credit loss is recognized, the investment will be adjusted to a new amortized cost basis equal to the previous amortized cost basis less the amount recognized in earnings. For the investment securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.

Interest Income Recognition on Loans

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. Doral discontinues recognition of interest income when a loan receivable is 90 days delinquent on principal or interest. For mortgage loans Doral discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by FHA/VA that are placed in non-accrual when the loans have ten payments in arrears. Loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%) are not placed on non-accrual status, and Doral continues to recognize interest income. When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest are current, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. In the case of troubled debt restructuring agreements, the Company continues to place the loans in non-accrual status and reports the loans as non-performing loans unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.

Accrued interest receivable on impaired loans is reversed when a loan is placed on non-accrual status. Interest collections on non-accruing loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions. The judgment as to ultimate collectability is based upon collateral valuation, delinquency status, and management judgment of ultimate loan collectability, which may be based upon knowledge of specific borrower circumstances. Otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. The judgment as to returning a loan to accrual status considers recent collateral valuations, recent payment performance, borrowers’ other assets, and management’s estimate as to future loan performance, which may be based upon knowledge of specific borrower circumstances. Loans whose contractual terms have been modified in a TDR and are performing at the time of restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on non-accrual status and reported as non-performing until there is sustained repayment performance for a reasonable period.

For consumer loans (primarily residential real estate), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay all principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. The Company’s loss mitigation specialists must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances and, when all the conditions are met, the customer could be approved for a loss mitigation product. Following approval of the loss mitigation, Doral must receive from the borrower three additional consecutive payments prior to returning the loan to accrual status. Consumer loans delinquent less than 90 days that are eligible for loss mitigation products are subject to these requirements, except that the three consecutive payments prior to the restructure is waived.

Allowance for Loan and Lease Losses

Doral Financial maintains an allowance for loan and lease losses to absorb probable credit-related losses inherent on its loans receivable portfolio.

The allowance consists of specific and general components and is based on Doral Financial’s assessment of default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and the degree of risk inherent in the loans receivable portfolio. The allowance is maintained at a level that Doral Financial considers appropriate to absorb probable losses. Credit losses are charged and recoveries are credited to the allowance, while increases to the allowance are charged to operations. Unanticipated increases in the allowance for loan and lease losses could adversely impact Doral Financial’s net income in the future.

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

Residential mortgage — The general allowance for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default and, in the case of default, the extent of losses that the Company expects to realize. In determining the probabilities of default, the Company considers the historical migration of loans to default status. In determining the allowance for loan and lease losses for residential mortgage loans, for purposes of forecasting the future behavior of the portfolio, the Company considers the migration analysis for periods beginning January 2004, but more heavily weights the most recent experience. Consideration of both older and more recent experience ensures that the resulting reserve reflects the challenging economic conditions in Puerto Rico from 2006 through 2010, the leveling of the economy in 2011, and the effect of the Company’s increased collections efforts. Only using the older historical performance would yield lower probabilities of default that may not reflect recent macroeconomic trends and management changes. Severity of loss is calculated based on historical results from short sales and foreclosure sales. Historical results are adjusted for the Company’s expectation of housing prices. Severity assumptions for the residential portfolio range between 10% and 42% depending on the size of the loan and loan-to-value ratios, and up to 100% for second mortgages. For all loans whose terms have been modified and are considered troubled debt restructured loans, the loans are pooled and cash flows are forecasted (including estimated future defaults), and the cash flows are discounted back to a present value using the average pool original yield.

Construction, commercial real estate, commercial and industrial and land — The ALLL for performing construction, commercial real estate, commercial and industrial and land loans is estimated considering either the probability of the loan defaulting in the next twelve months and the estimated loss incurred in the event of default or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The probability of a loan defaulting is based upon the Company’s experience in its current portfolio. The loss incurred upon default is based upon the Company’s actual experience in resolving defaulted loans.

The Company evaluates impaired loans and estimates the allowance based on current accounting guidance. Commercial and construction loans over $1.0 million that are classified more than 90 days past due, or when management is concerned about the collection of all contractual amounts due, are evaluated individually for impairment. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.

During 2011, as part of its continuous efforts to improve its ALLL estimates and to reflect the availability of new data and tools to analyze portfolio and borrower behavior, Doral implemented several changes and enhancements to its ALLL estimation process. Most notably, Doral (i) in the first quarter reviewed and expanded the appraisals received and included in the Puerto Rico CPI used to temporarily estimate real estate values of properties in the absence of a current updated estimate of value, (ii) received a significant number of new commercial real estate and construction loan appraisals during the third quarter, and (iii) changed the calculation to estimate the cash flows on residential mortgage loans that had been modified in a troubled debt restructuring. These changes in estimate affected the provision for loan and lease losses by reducing the provision $8.6 million for the CPI update and increasing the provision for loan and lease losses by $19.1 million for receiving updated commercial real estate and construction loan appraisals in the third quarter, and increasing the provision $18.6 million for revising the cash flow estimates based on new analysis of the residential mortgage loan portfolio.

During 2010, management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due. The impairment measurement of these smaller balance loans is now performed annually, with approximately one-fourth of the population reviewed each quarter. The impairment loss, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, accounting guidance requires the measurement of impairment to be based on the fair value of the collateral.

If the loan is collateral dependent, regulatory guidance requires the impairment to be based upon the fair value. When current appraisals are not available on properties subject to impairment measurement at quarter end, management determined its loss reserve estimates for these loans by estimating the fair value of the collateral. In doing so, management considers: (a) a number of factors including the price at which individual units could be sold in the current market; the period of time over which the units would be sold, the estimated cost to complete the units, the risks associated with completing and selling the units, the required rate of return on investment a potential acquirer may have and current market interest rates in the Puerto Rico market; or (b) uses an internal index of previously received appraisals from the same geography (typically Puerto Rico) covering the same time period since the stale appraisal was received to estimate the decline in value since the date of the most recent appraisal.

Consumer — The ALLL for consumer loans is estimated based upon the historical charge-off rate using the Company’s historical experience. The ALLL is supplemented by the Company’s policy to charge-off all amounts in excess of the collateral value when the loan principal or interest is 120 days or more days past due.

TDRs — In accordance with accounting guidance, loans determined to be TDRs are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. For residential mortgage loans determined to be TDRs, the Company pools TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. If a pool yields a present value below the recorded investment in the pool of loans, the impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis of discounted cash flows giving consideration to the probability of default and loss given foreclosure on those estimated cash flows, and records the impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.

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

Estimated Recourse Obligation

In the past, the Company sold mortgage loans and MBS subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral estimates the fair value of its recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behaviour and market environment.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Net Interest Income

Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s residential mortgage assets have a longer maturity and a later repricing date than its liabilities, though its growing U.S.-based commercial loan portfolio is dominated by variable rate assets. The net effect is Doral will experience lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short-term interest rates. Refer to “Risk Management” below for additional information on the Company’s exposure to interest rate risk.

Net interest income for the years 2011, 2010 and 2009, was $186.2 million, $160.6 million and $167.6 million, respectively.

2011 compared to 2010 — Total interest income for the years ended December 31, 2011 and 2010 was $365.0 million and $401.5 million, respectively. Interest income decreased by $36.5 million, or 9.1%, for the year ended December 31, 2011 compared to the corresponding 2010 period. Significant variances impacting interest income for the year ended December 31, 2011, when compared to the corresponding 2010 period, are as follows:

•	An increase of $6.0 million in interest income on loans due to:

•

The impact of loans leaving non-accrual status due to collection efforts and loss mitigation transactions on non-performing loans excluding FHA/VA loans guaranteed by the U.S. government, of approximately $57.8 million as of December 31, 2011 compared to the same period in 2010.

•

A positive variance in interest income on commercial and industrial loans of $24.2 million primarily due to an increase in the average balance of commercial and industrial loans of $411.8 million during 2011 as a result of the growth in the U.S. syndicated loan portfolio partially offset by a decrease of $19.7 million in interest income on residential loans primarily due to a reduction in the average balance of $215.9 million for the year ended December 31, 2011 compared to the same period in 2010.

•

A decrease of $2.7 million in other interest earning assets, primarily due to a net decrease of $155.8 million in the average balance of other interest earning assets resulting from the sale of these instruments to finance the acquisition of investment securities. The average rate of other interest-earning assets decreased by 20 basis points during 2011 compared to the corresponding 2010 period.

•

A decrease of $39.7 million in interest income on mortgage backed and investment securities primarily due to a reduction of $1.1 billion in the average balance of mortgage backed and investment securities resulting from the sale of agency CMOs and other mortgage backed securities during 2011. Total mortgage backed and investment securities’ sales amounted to $1.4 billion during 2011, partially offset by purchases of $0.9 billion primarily of agency securities as part of the interest rate risk management strategies. The yield on mortgage backed and investment securities decreased 30 basis points for the year ended December 31, 2011 compared to the same period in 2010 mainly due to the Company strategy to de-lever and reposition the balance sheet.

Total interest expense for the years ended December 31, 2011 and 2010 was $178.7 million and $240.9 million, respectively.

Interest expense decreased by approximately $62.2 million, or 25.8%, for the year ended December 31, 2011 compared to the corresponding 2010 period. Significant variances impacting interest expense for the year ended December 31, 2011 when compared to the corresponding 2010 period, are as follows:

•

A decrease of $22.6 million in interest expense on deposits driven by the rollover of maturing brokered certificates of deposit at lower current market rates as well as shifts in the composition of the Company’s retail deposits. The average balance of interest bearing deposits increased $110.8 million during 2011, while the cost of interest bearing deposits decreased 53 basis points compared to the same period in 2010. The average balance of brokered deposits decreased $419.7 million during 2011, when compared to the corresponding 2010 period, primarily due to the early termination of $178.5 million of high cost callable brokered deposits during 2011 and developing additional channels to gather deposits.

•

A reduction of $31.5 million in interest expense on securities sold under agreements to repurchase was driven by a decrease of $912.6 million in the average balance of repurchase agreements during 2011 and a reduction of 32 basis points in the average interest cost during 2011.

•

A reduction of $10.0 million in interest expense on advances from FHLB resulted from the decrease in the average balance of advances from FHLB of $23.1 million and a decrease of 80 basis points in average cost during 2011 primarily due to strategic restructuring of Doral’s FHLB borrowing during the first and second quarters of 2011 to increase term to maturity and reduce rates.

•

A decrease of $0.8 million in interest expense on loans payable directly related to a reduction of $24.8 million in the average balance of loans payable as a result of the normal repayment of borrowings. The average cost on loans payable during 2011 decreased by 8 basis points compared to the corresponding 2010 period mostly due to the general decline in interest rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.

•

An increase of $2.7 million in interest expense on notes payable related to the net increase of $122.0 million in average balance of notes payable resulting from a $250.0 million debt issued by Doral CLO I, Ltd. in 2010 at a rate of 3-month LIBOR plus 1.85%.

2010 compared to 2009 — Total interest income for the years ended December 31, 2010 and 2009 was $401.5 million and $458.3 million, respectively, a decrease of $56.7 million, or 12.4%. Significant variances impacting interest income for the year ended December 31, 2010, when compared to the corresponding 2009 period, are as follows:

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

•

A decrease of $54.5 million in interest income on mortgage backed and investment securities primarily due to a reduction of $1.2 billion in the average balance of mortgage backed and investment securities during 2010 resulting from the sale of non-agency CMOs and other mortgage backed securities during the second and third quarters of 2010. Total mortgage backed and investment securities’ sales amounted to $2.3 billion during 2010, partially offset by purchases of $1.6 billion primarily of shorter duration as part of the interest rate risk management strategies. The average interest rate on mortgage backed and investment securities decreased 51 basis points for the year ended December 31, 2010 compared to the same period in 2009.

Total interest expense for the years ended December 31, 2010 and 2009 was $240.9 million and $290.6 million, respectively, a decrease of approximately $49.7 million, or 17.1%. Significant variances impacting interest expense for the year ended December 31, 2010, when compared to the corresponding 2009 period, are as follows:

•

A decrease of $14.3 million in interest expense on deposits driven by the rollover of maturing brokered certificates of deposit at lower current market rates as well as shifts in the composition of the Company’s retail deposits. The average balance of interest bearing deposits increased $494.3 million during 2010, while the cost of deposits decreased 67 basis points for the same period. These shifts were driven by the Company’s pricing strategy and campaigns to expand its deposit base as a result of bank failures in Puerto Rico during the second quarter of 2010.

•

A decrease of $18.1 million in the interest expense on securities sold under agreements to repurchase was driven by a reduction of $248.5 million in the average balance of repurchase agreements during 2010 and a general decline in interest rates that also resulted in a reduction of 53 basis points in the average interest cost during 2010.

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

Table A — Average Balance Sheet and Summary of Net Interest Income

	2011			2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans:
Consumer:
Residential(1)	$3,858,920	$205,970	5.34%	$4,074,864	$225,635	5.54%	$4,019,254	$235,679	5.86%
Consumer	46,523	6,947	14.93%	64,051	8,892	13.88%	81,678	11,439	14.00%

	3,905,443	212,917	5.45%	4,138,915	234,527	5.67%	4,100,932	247,118	6.03%
Lease financing receivables	4,450	373	8.38%	8,725	413	4.73%	16,926	945	5.58%
Commercial:
Commercial real estate	773,196	42,858	5.54%	777,131	41,577	5.35%	826,869	44,892	5.43%
Commercial and industrial	891,492	49,857	5.59%	479,687	25,672	5.35%	161,753	8,807	5.44%
Construction and land	418,830	18,552	4.43%	490,088	16,387	3.34%	573,948	19,622	3.42%

Total loans (2)	5,993,411	324,557	5.42%	5,894,546	318,576	5.40%	5,680,428	321,384	5.66%
Mortgage-backed and investment securities	1,029,399	30,061	2.92%	2,170,199	69,785	3.22%	3,332,573	124,266	3.73%
Interest-only strips	44,319	6,025	13.59%	45,414	6,186	13.62%	48,873	6,142	12.57%
Other interest-earning assets	499,933	4,312	0.86%	655,690	6,974	1.06%	454,071	6,473	1.43%

Total interest-earning assets/interest income	7,567,062	$364,955	4.82%	8,765,849	$401,521	4.58%	9,515,945	$458,265	4.82%

Total non-interest-earning assets	687,422			712,094			550,360

Total assets	$8,254,484			$9,477,943			$10,066,305

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$1,920,111	$26,268	1.37%	$1,809,298	$34,324	1.90%	$1,587,396	$37,316	2.35%
Brokered deposits	2,226,827	62,018	2.79%	2,646,557	76,514	2.89%	2,374,207	87,817	3.70%

Total deposits	4,146,938	88,286	2.13%	4,455,855	110,838	2.49%	3,961,603	125,133	3.16%
Repurchase agreements	733,185	21,119	2.88%	1,645,805	52,654	3.20%	1,894,329	70,712	3.73%
Advances from FHLB	1,151,314	37,129	3.22%	1,174,411	47,155	4.02%	1,596,087	62,948	3.94%
Other short-term borrowings	—	—	—%	5,027	15	0.30%	459,887	1,212	0.26%
Loans payable	295,490	5,964	2.02%	320,313	6,742	2.10%	353,556	9,881	2.79%
Notes payable	510,716	26,224	5.13%	388,738	23,513	6.05%	274,160	20,752	7.57%

Total interest-bearing liabilities/interest expense	6,837,643	$178,722	2.61%	7,990,149	$240,917	3.02%	8,539,622	$290,638	3.40%

Non-interest bearing deposits	284,212			253,980			248,535
Other non-interest bearing liabilities	275,178			315,061			411,484

Total non-interest-bearing liabilities	559,390			569,041			660,019

Total liabilities	7,397,033			8,559,190			9,199,641
Stockholders’ equity	857,451			918,753			866,664

Total liabilities and stockholders’ equity	$8,254,484			$9,477,943			$10,066,305

Net interest-earning assets	$729,419			$775,700			$976,323

Net interest income on a non-taxable equivalent basis		$186,233			$160,604			$167,627

Interest rate spread(3)			2.21%			1.56%			1.42%

Interest rate margin(4)			2.46%			1.83%			1.76%

Net interest-earning assets ratio(5)			110.67%			109.71%			111.43%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.3 million, $0.6 million and $1.1 million for 2011, 2010 and 2009, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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

Table B — Net Interest Income Variance Analysis

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income Variance
Loans	$4,899	$1,082	$5,981	$12,048	$(14,856)	$(2,808)
Mortgage-backed and investment securities	(36,858)	(2,866)	(39,724)	(41,448)	(13,033)	(54,481)
Interest-only strips	(148)	(13)	(161)	(451)	495	44
Other interest-earning assets	(1,484)	(1,178)	(2,662)	2,440	(1,939)	501

Total Interest Income Variance	$(33,591)	$(2,975)	$(36,566)	$(27,411)	$(29,333)	$(56,744)
Interest Expense Variance
Deposits	$(7,309)	$(15,243)	$(22,552)	$14,370	$(28,665)	$(14,295)
Repurchase agreements	(26,717)	(4,818)	(31,535)	(8,669)	(9,389)	(18,058)
Advances from FHLB	(902)	(9,124)	(10,026)	(17,037)	1,244	(15,793)
Other short-term borrowings	(8)	(7)	(15)	(1,354)	157	(1,197)
Loans payable	(522)	(256)	(778)	(865)	(2,274)	(3,139)
Notes payable	6,644	(3,933)	2,711	7,495	(4,734)	2,761

Total Interest Expense Variance	$(28,814)	$(33,381)	$(62,195)	$(6,060)	$(43,661)	$(49,721)

Net Interest Income Variance	$(4,777)	$30,406	$25,629	$(21,351)	$14,328	$(7,023)

Average interest-earning assets decreased from $8.8 billion for the year ended December 31, 2010 to $7.6 billion for the corresponding 2011 period, while average interest-bearing liabilities also decreased from $8.0 billion to $6.8 billion, respectively. The sales of MBS during the second and third quarters of 2011, as well as the shifts in the composition of average interest- bearing liabilities from higher cost borrowing to less expensive sources of financing, such as new money market accounts with a cost of less than 0.4%, is part of the execution of the Company strategy to de-lever the balance sheet. The repositioning of the balance sheet during 2011, and other management actions, resulted in a 63 basis point improvement in net interest margin from 1.83% for the year ended December 31, 2010 to 2.46% for the corresponding 2011 period.

Average interest-earning assets decreased from $9.5 billion for the year ended December 31, 2009 to $8.8 billion for the corresponding 2010 period, while average interest-bearing liabilities also decreased from $8.5 billion to $8.0 billion, respectively. The sales of MBS and other debt securities during the second and third quarters of 2010 and the purchase of investments of shorter duration, as well as the shifts in the composition of average interest-bearing liabilities from higher cost borrowing to less expensive sources of financing, such as new money market accounts with a cost of less than 0.4%, is part of the execution of the Company strategy to de-lever the balance sheet. The repositioning of the balance sheet during 2010, and other management actions, resulted in a 7 basis point improvements in net interest margin from 1.76% for the year ended December 31, 2009 to 1.83% for the corresponding 2010 period.

Provision for Loan and Lease Losses (“PLLL”)

The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management considering all losses inherent in the portfolio and based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, individual assessment of significant impaired loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is maintained at a level believed appropriate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those estimated by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect Doral Financial’s net income in future periods.

2011 compared to 2010.    Doral Financial’s provision for loan and lease losses for the year ended December 31, 2011 decreased by $31.5 million, or 31.8%, to $67.5 million compared to $99.0 million for 2010. The decrease in the PLLL in 2011 resulted from decreases in all products but mainly in the commercial real estate portfolio. Refer to the discussions under Credit Risk for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

The provision for loan and lease losses for the commercial real estate portfolio decreased by $19.2 million for the year ended December 31, 2011, when compared to the corresponding 2010 period due to the decrease in the rate of credit quality deterioration. In 2010 the amount of non-performing commercial real estate loans increased $63.4 million, reflecting adverse portfolio performance in a year the Puerto Rico gross domestic product decreased 3.8%. One loan in the amount of approximately $38.0 million which became non-performing in 2010, accounts for approximately $9.0 million of the variance. In 2011, the amount of non-performing commercial real estate loans decreased $24.9 million, reflecting significantly less decline in quality in the year.

The lower PLLL for residential mortgage loans resulted from lower charge-offs in 2011 ($29.7 million in 2011, compared to $31.0 million in 2010) offset in part by reserves required to reflect the increase in non-performing residential loan balances up $17.8 million in 2011.

The provision for loan and lease losses on the construction and land loan portfolio decreased $2.7 million during 2011. The decrease is mainly due to a charge-off of $12.6 million that the Company recorded when transferring certain construction loans to loans held for sale before subsequently selling them during 2010. During 2011 the Company’s construction and land non-performing loans decreased by $50.6 million; however, Doral recorded a provision of $23.9 million during 2011 largely resulting from updated valuations of existing impaired loans.

The provisions for the other consumer loan portfolio and the commercial and industrial loan portfolio reflected decreases of $2.7 million and $2.0 million, respectively in 2011 compared to 2010. The decrease in the provision for the consumer loan portfolio was due to the runoff of the portfolio and better collection efforts. For commercial and industrial loans the reduction is the result of stabilizing credit quality in the portfolio as non-performing loans increased only $0.3 million during 2011, and net charge-offs declined $2.7 million.

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

Non-interest income (loss)

A summary of non-interest income (loss) for the years ended December 31, 2011, 2010 and 2009 is provided below.

Table C — Non-interest income (loss)

	Year Ended December 31,
				Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
			(In thousands)
Net other-than-temporary impairment losses	$(4,290)	$(13,961)	$(27,577)	$9,671	$13,616
Net gain on loans securitized and sold and capitalization of mortgage servicing	34,066	20,375	13,863	13,691	6,512

	Year Ended December 31,
				Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
			(In thousands)
Servicing income:
Servicing fees	27,117	27,961	29,179	(844)	(1,218)
Late charges	7,467	10,110	8,482	(2,643)	1,628
Prepayment penalties and other servicing fees	1,727	1,686	874	41	812
Interest loss on serial notes and others	(5,758)	(6,764)	(6,067)	1,006	(697)
Amortization and market valuation of servicing asset	(12,074)	(12,087)	(3,131)	13	(8,956)

Total servicing income	18,479	20,906	29,337	(2,427)	(8,431)
Trading activities:
Gain on IO valuation	7,481	8,811	2,780	(1,330)	6,031
Gain (loss) on MSR economic hedge	1,464	7,476	(8,678)	(6,012)	16,154
Loss on hedging derivatives	(5,110)	(2,611)	(1,594)	(2,499)	(1,017)

Net gain (loss) on trading activities	3,835	13,676	(7,492)	(9,841)	21,168
Commissions, fees and other income:
Retail banking fees	27,211	28,595	29,088	(1,384)	(493)
Insurance agency commissions and other income	13,279	13,306	12,024	(27)	1,282
Other income	5,407	4,489	3,042	918	1,447

Total commissions, fees and other income	45,897	46,390	44,154	(493)	2,236
Net loss on early repayment of debt	(3,068)	(7,749)	—	4,681	(7,749)
Net gain (loss) on sale of investment securities	27,467	(93,713)	34,916	121,180	(128,629)

Total non-interest income (loss)	$122,386	$(14,076)	$87,201	$136,462	$(101,277)

2011 compared to 2010.    Significant variances in non-interest income for the year ended December 31, 2011, when compared to the corresponding 2010 period, are as follow:

•

An improvement in gain on sale of investment securities of $121.2 million. For the year ended December 31, 2011, the Company reported a gain on sale of investment securities of $27.5 million as a result of the deleveraging of the balance sheet. During 2010, the Company reported a loss on sale of securities of $93.7 million driven by a loss of $136.7 million on the sale of $378.0 million of certain non-agency CMOs.

•

An improvement in OTTI of $9.7 million. During 2010, the deterioration in estimated future cash flows of certain non-agency CMOs resulted in an OTTI of $13.3 million. These securities were subsequently sold during 2010 and the unrealized loss in OCI was realized. OTTI of approximately $4.3 million recognized in 2011 and was related to the impairment of Doral’s residual interest retained in a residential mortgage loan securitization completed in 2006.

•

A positive variance of $13.7 million on net gains on loans securitized and sold and capitalization of mortgage servicing, which was driven by an increase of $14.9 million in net gains from securities held for trading and a $1.9 million increase in the capitalization of mortgage servicing rights partially offset by decreases of $1.2 million in origination and discount fees and $1.9 million in gain on sale of mortgage loans and deferred origination fees.

•

Net gains on trading assets and derivatives decreased $9.8 million due mainly to reductions of $6.0 million and $2.5 million in gains on the MSR economic hedge and increases in losses on hedging activities, respectively.

•

A $4.7 million decrease in net losses on early repayment of debt. During 2010, the Company recorded net losses on early repayment of debt of $7.7 million due to the early payment of securities sold under agreements to repurchase resulting from a sale of certain non-agency CMOs and retirement of callable certificates of deposit.

2010 compared to 2009.    Significant variances in non-interest income for the year ended December 31, 2010, when compared to the corresponding 2009 period, are as follow:

•

During 2010 OTTI losses were recognized on eight of the Company’s non-agency CMOs totaling $14.0 million for the year ended December 31, 2010. Five of the eight OTTI securities resulted in the recognition of an OTTI loss of $13.3 million during the first quarter of 2010. These five securities were sold during the second quarter of 2010. Three securities from the Puerto Rico non-agency CMO portfolio with an amortized cost of $11.1 million as of December 31, 2010 reflected an OTTI loss of $0.7 million. Refer to Note 9 in the accompanying notes to the consolidated financial statements for additional information on OTTI.

•

An increase of $6.5 million in net gain on mortgage loan sales and fees due to higher loan basis during 2010. A gain on sale of GNMA and FNMA securities consisting of loans originated by the Company of $11.8 million as a result of higher MBS cupon prices during 2010. During 2009 average loan basis was approximately 98.8%, while the average loan basis during 2010 was close to par.

•	An increase of $21.1 million on net gain (loss) on trading activities resulted from:

•	A gain on the IO valuation of $8.8 million related to decreases in the market interest rates.

•

A gain on MSR economic hedge of $7.5 million compared to a loss of $8.7 million in 2009, primarily related to a change in the hedging strategy during the second quarter of 2009 from the use of U.S. Treasuries to forward contracts and to the decrease in forecasted prepayment speeds.

•

A net loss on sale of investment securities of $93.7 million resulted from a loss of $136.7 million during the second quarter of 2010, from the sale of certain non-agency CMOs with an amortized cost basis of $378.0 million, offset in part by the sale of certain agency securities in the first and third quarters of 2010 that generated net gains of $26.4 million and $17.1 million, respectively, together with a net loss of an early repayment debt of $7.7 million.

•

A reduction of $8.4 million in servicing income during 2010 driven by a decrease in value of the mortgage servicing assets due to changes in valuation inputs or assumptions and a reduction in loan balances.

•	An increase in total commission, fees and other income of $2.2 million related to a gain of $3.0 million on redemption of shares of VISA, Inc.

Non-interest expense

A summary of non-interest expense for the years ended December 31, 2011, 2010 and 2009 is provided below.

Table D — Non-interest expense

	Year Ended December 31,
					Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
			(In thousands)
Compensation and benefits	$73,431	$75,080	$68,724	$(1,649)	$6,356
Professional services	40,360	53,902	31,582	(13,542)	22,320
Occupancy expenses	19,056	17,658	15,232	1,398	2,426
Communication expenses	15,145	17,019	16,661	(1,874)	358
FDIC insurance expense	14,316	19,833	18,238	(5,517)	1,595
Depreciation and amortization	13,228	12,689	12,811	539	(122)
EDP expenses	12,480	14,197	13,727	(1,717)	470
Taxes, other than payroll and income taxes	11,645	11,177	10,051	468	1,126
Corporate insurance	5,669	5,664	4,662	5	1,002
Advertising	4,985	8,917	6,633	(3,932)	2,284
Office expenses	3,978	5,490	5,303	(1,512)	187
Other	14,949	18,864	15,094	(3,915)	3,770

	229,242	260,490	218,718	(31,248)	41,772
OREO expenses and other provisions:				—	—
Other real estate owned expense	10,713	40,711	14,542	(29,998)	26,169
Foreclosure expenses	4,920	4,250	2,423	670	1,827
Provision loss for LBI claim receivable	—	12,359	—	(12,359)	12,359
Provisions for other credit related expenses	5,202	6,754	8,103	(1,552)	(1,349)

	20,835	64,074	25,068	(43,239)	39,006

Total non-interest expense	$250,077	$324,564	$243,786	$(74,487)	$80,778

2011 compared to 2010.    Non-interest expense decreased $74.5 million for the year ended December 31, 2011 compared to the corresponding 2010 period. This decrease was the result of the Company’s cost reduction efforts during 2011 as well as improvements resulting from transactions made in 2010, as follows:

•

OREO expenses totaled $10.7 million in 2011 compared to $40.7 million for the same period in 2010, a decrease of $30.0 million. Higher OREO expenses in 2010 were mainly related to an additional provision for OREO losses of $17.0 million established during 2010 to recognize the effect of management’s strategic decision to reduce pricing to stimulate property sales, market value adjustments driven by lower values of certain OREO properties, and higher maintenance costs to maintain the properties in saleable condition. The favorable decrease is also due to better pricing on the sales of OREO, resulting in lower losses during 2011.

•

A decrease of $13.5 million in professional services was driven by lower defense litigation costs of $7.9 million, lower advisory services of $0.6 million related to the dissolution of Doral Holdings and Doral Holdings L.P., and lower advisory services of $7.0 million in 2011 compared to 2010 which were incurred during 2010 in relation to the sale of certain construction loans as well as expenses incurred for the Company’s participation in bidding for FDIC assisted transactions.

•

A decrease of $12.4 million in the provision loss for the Company’s claim receivable on LBI that was established in 2010. The claim was subsequently sold to a third party during the fourth quarter of 2010.

•	Lower FDIC insurance expense of $5.5 million related to a lower deposit base and a change in the method of computing the assessment as prescribed by the regulator.

•

Lower advertising expense of $3.9 million as the Company incurred higher expenses in 2010 due to the campaigns to gain market share in deposits and mortgage originations subsequent to the local market bank failures and asset acquisitions in April of 2010.

2010 compared to 2009.    Non-interest expense increased $80.8 million for the year ended December 31, 2010 compared to the corresponding 2009 period. Approximately, $39.0 million of the non-interest expense increase resulted from costs incurred to collect, restructure or modify certain loans, to recognize decreases in estimated values, or recognize the costs of estimated Doral credit related obligations. These credit related costs were incurred to support the Company’s efforts to reduce its non-performing loans and improve the quality of the Company’s balance sheet.

The credit related expenses are included within compensation and employee benefits, professional services, other and OREO expenses and other provisions and are described in more detail below.

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

•	An increase of $1.0 million in corporate insurance expense due to higher premiums in 2010, a consequence of bank failures in Puerto Rico.

•	An increase in credit related expenses of approximately $39.0 million was composed of the following items in OREO expenses and other provisions:

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

•	A $12.4 million reserve for the Company’s claim on Lehman Brothers, Inc. established during 2010. The receivable related to this claim was sold during the fourth quarter of 2010.

The following item are “credit related expenses” included in the “Compensation and employee benefits” and “Professional services” captions above:

•	The increase in compensation and employee benefits explained above includes an increase of approximately $3.0 million related to additional cost in collection efforts.

•	The increase in professional services explained above includes approximately $11.3 million related to legal and professional expenses for collections and workout efforts on the Company’s portfolio.

Income Taxes

The Puerto Rico income tax law does not provide for the filing of a consolidated tax return; therefore, income tax expense on the Company’s consolidated statement of income is the aggregate income tax expense of Doral’s individual subsidiaries. Doral Money, Inc., a U.S. corporation, and the U.S. operations of Doral Bank, are subject to U.S. income tax on its income derived from all sources. Substantially all other of the Company’s operations are conducted through subsidiaries in Puerto Rico.

Income tax expense for the year 2011 was $1.7 million compared to $14.9 million in the year 2010. The decrease in income tax expense of $13.2 million is due mainly to an $11.2 million deferred tax benefit recorded during 2011, is mostly related to a better utilization of the IO deferred tax asset as there were more profits at some of the Puerto Rico entities, which allowed the release of a portion of the valuation allowance related to the IO tax asset. Also, the income tax expense decreased as a result of funding of Doral Money lending activities with U.S. based funding sources, therefore eliminating the withholding tax on debt payments from the U.S. based lending operations to the Puerto Rico based funding operations. Income tax expense also includes branch level interest tax of $0.2 million as a result of Doral Bank operating a U.S. Branch after the merger of Doral Bank FSB with Doral Bank. However, this represents a tax savings when compared to the past withholding tax on the debt payments from Doral Money to Doral Bank. Doral Bank may also be subject to branch profits tax in future tax years, but there was no branch profits tax in the current year as there was an increase in U.S. net equity for the period.

As of December 31, 2011 and 2010, the Company had two Puerto Rico entities which were in a cumulative loss position. For purposes of assessing the realization of the DTAs, the cumulative taxable loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. Accordingly, as of December 31, 2011 and 2010, the Company determined that it was more likely than not that $432.9 million and $462.7 million, respectively, of its gross deferred tax asset would not be realized and therefore maintained a valuation allowance for those amounts.

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets was not recorded in 2011 and 2010 since they are expected to continue to be profitable. At December 31, 2011 and 2010, the net deferred tax asset associated with these two companies was $6.4 million and $9.0 million, respectively. In addition, as of December 31, 2011 and 2010, approximately $99.0 and $95.6 million, respectively, of the IO tax asset would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

Management did not establish in 2011 a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale because the Company does not intend to sell the securities before recovery of value, and based on available evidence it is not more likely than not that the Company will decide or be required to sell the securities before the recovery of its amortized cost basis. Management has therefore determined that a valuation allowance on deferred tax assets generated on the unrealized losses of its securities available for sale is not necessary at this time.

As of December 31, 2010, the valuation allowance also includes $1.3 million related to deferred taxes on unrealized losses on cash flow hedges. There is no valuation allowance related to the cash flow hedges as of December 31, 2011.

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the PR Code ineffective, for the most part, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014; if the Government meets its income generation and expense control goals, for years commenced after December 31, 2013, the maximum corporate tax rate will be 25%. The 2011 Code, however, eliminated the special 5% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the increase in carry forward periods for net operating losses from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Notwithstanding, a corporation may be subject to the provisions of the PR Code if it so elects it by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. Once the election is made, it will be effective for such year and the next 4 succeeding years.

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

Refer to Note 28 of the accompanying consolidated financial statements for additional information related to the Company’s income taxes.

OPERATING SEGMENTS

Doral Financial determined its reportable segments based upon the Company’s organizational structure and the information provided to the Chief Operating Decision Maker, to the senior management team and, to a lesser extent, the Board of Directors. Management also considered the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

•	United States — This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States through the US operations of Doral Bank,

with 7 branches in New York and Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market and is the primary source of growth in the Company’s loan portfolio.

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

The accounting policies followed by the segments are generally the same as those described in the Summary of Significant Accounting Policies described in note 2 to the Company’s consolidated financial statements included in the 2011 Annual Report on Form 10-K, except for intersegment transactions. Intersegment transactions are made to account for loans in which segments with excess liquidity lend cash to segments with a shortage of liquidity. The extent of the intersegment loans is calculated based on the net assets less allocated equity of each segment. Intersegment interest income and expense is calculated based on portfolio specifics and market terms. Income tax expense has not been deducted in the determination of segment profits.

Prior to 2011, Doral Financial managed its business in three operating segments: mortgage banking activities, banking (including thrift operations), and insurance agency activities. The Company’s segment reporting was organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management had previously made this determination based on operating decisions particular to each business line and because each one targets different customers and required different strategies.

In the past, the Company managed a fourth operating segment, institutional securities operations; however, effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial.

The following table presents financial information of the four reportable segments as of and for the year ended December 31, 2011 with the new reportable segment structure. Management determined that it was impracticable to change the composition of reportable segments for earlier periods; therefore, the Company has also presented below segment information as of and for the years ended December 31, 2011, 2010 and 2009 using the previous reportable segment structure.

Table E — Segment operating results

The following table presents selected operating data related to the Company’s operating segments:

	Year ended December 31, 2011
	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
	(In thousands)
Net interest income (loss) from external customers	$169,339	$57,375	$(58,031)	$17,550	$—	$—	$186,233
Intersegment net interest (loss) income	(48,224)	(6,008)	62,289	(8,057)	—	—	—
Total net interest income	121,115	51,367	4,258	9,493	—	—	186,233
Provision for loan and lease losses	35,764	2,291	—	29,470	—	—	67,525
Non-interest income (loss)	90,560	4,424	27,405	(3)	—	—	122,386
Depreciation and amortization	12,184	1,003	—	4	37	—	13,228
Non-interest expense	155,735	25,211	15,813	26,013	14,077	—	236,849
Net income (loss) before income taxes	7,992	27,286	15,850	(45,997)	(14,114)	—	(8,983)
Identifiable assets	6,199,838	1,610,111	3,288,543	610,499	—	(3,733,826)	7,975,165

The following discussion presents the results of operations for the year ended December 31, 2011 of the four operating segments, as were re-defined during 2011.

Puerto Rico Segment

Net interest income for the Puerto Rico segment for the year ended December 31, 2011 was $121.1 million. Interest income in this segment is derived mostly from loans with $226.7 million and a yield of 5.04% and other interest earning assets with $3.0 million and a yield of 3.69%. Interest expense in the Puerto Rico segment is mostly composed of interest expense on retail deposits with $23.3 million and bearing interest at an average of 1.36% and advances from the FHLB with $37.0 million and bearing interest at approximately 3.23%.

Provision for loan and lease losses for the year ended December 31, 2011 was $35.7 million and represents charges related to credit risk in the residential and commercial real estate loan portfolios. The Puerto Rico loan portfolio is seasoned and mostly collateralized by real estate and, as a result of real estate properties in Puerto Rico having experienced a decline in value, this segment’s provision for loan losses has also been impacted.

Non-interest income for the year ended December 31, 2011 totaled $90.6 million and is mostly composed of $24.9 million related to gain on loans securitized and sold and capitalization of mortgage servicing; $21.8 million related to servicing income; $30.6 million related to retail banking fees; and $13.3 million in insurance agency commissions.

Depreciation and amortization for the year ended December 31, 2011 was $12.2 million and is primarily comprised of amortization of owned buildings and branch locations.

Non-interest expense for the year ended December 31, 2011 was $155.7 million. The significant expenses included within non-interest expense are: (i) compensation expense of $48.8 million; (ii) occupancy expense of $13.9 million; (iii) electronic data processing expense of $25.1 million; (iv) professional services of $12.7 million; (v) other real estate owned expenses of $8.5 million; (vi) FDIC insurance of $7.3 million; (vii) taxes other than payroll of $7.3 million; (viii) and other operational expenses of $32.1 million, such as advertising, insurance and general office expenses related to the mortgage loan and retail banking operations.

United States Segment

Net interest income for the United States segment for the year ended December 31, 2011 was $51.4 million. Interest income in this segment is derived mostly from interest income on loans totaling $66.5 million with a yield of 5.50% and other interest earning assets with interest income of $0.1 million and a yield of 2.95%. Interest expense in the United States segment is mostly composed of interest expense on retail and brokered deposits totaling $2.7 million and $0.1 million with an average cost of 1.47% and 1.65%, respectively; notes payable with interest expense of $6.4 million and an average cost of 2.58%; and interest expense on advances from the FHLB totaling $0.2 million with an average cost of 2.22%.

Provision for loan and lease losses for the year ended December 31, 2011 was $2.3 million and represents charges related to credit risk in its syndicated loan and bank lending portfolios.

Non-interest income for the year ended December 31, 2011 was $4.4 million and is mostly the result of: (i) servicing income of $1.5 million; (ii) retail banking commissions and fees of $2.1 million; and (iii) gain on sale of mortgage loans and investment securities of $0.8 million.

Depreciation and amortization for the year ended December 31, 2011 was $1.0 million and is primarily comprised of amortization of owned buildings and branch locations.

Non-interest expense for the year ended December 31, 2011 was $25.2 million and is primarily comprised of: (i) compensation expense of $15.0 million; (ii) occupancy expense of $4.3 million; (iii) professional services of $2.1 million; and (iv) other operational expenses of $3.8 million, such as electronic data processing, and advertising expenses, related to syndicated loan and bank lending operations.

Treasury Segment

Net interest income for the Treasury Segment for the year ended December 31, 2011 totaled $4.3 million. Interest income for this segment is derived mostly from: (i) mortgage backed securities and other investments with $29.1 million and a yield of 3.15%; (ii) interest only strips with $6.0 million and a yield of 13.59%; and (iii) other interest earning assets with $1.2 million and a yield of 2.60%. Interest expense on the Treasury segment is mostly composed of: (i) interest expense on deposits with $0.3 million and an average cost of 0.98% and brokered deposits with $61.9 million and an average cost of 2.79%; (ii) interest expense on loans payable with $6.0 million at an average cost of 2.02% and notes payable with $19.7 million and an average cost of 7.55%; and (iii) interest expense on securities sold under agreements to repurchase with $21.1 million and an average cost of 2.88%.

Non-interest income for the year ended December 31, 2011 was $27.4 million and is mostly composed of: (i) gain on sale of investment securities of $27.3 million; and (ii) trading income of $7.4 million, partially offset by: (i) loss on early redemption of debt of $3.1 million; and (ii) other than temporary impairment loss of $4.3 million on non-agency CMOs.

Non-interest expense for the year ended December 31, 2011 was $15.8 million and is primarily comprised of: (i) compensation expense of $2.2 million; (ii) FDIC insurance expense of $8.1 million; and (iii) taxes and other payroll expense of $4.3 million, as well as other operational expenses of $1.2 million, such as electronic data processing, and professional services, related to the investment portfolio, interest rate risk management and liquidity position operations.

Liquidating Operations Segment

Net interest income for the Liquidating Operations segment for the year ended December 31, 2011 was $9.5 million and is primarily composed of interest income from Puerto Rico construction and land loans portfolios of $17.6 million, offset by $8.1 million of interest expense allocated to the segment based on the FTP methodology.

Provision for loan and lease losses for the year ended December 31, 2011 was $29.5 million and represents charges related to credit risk. The Liquidating Operations loan portfolio is mostly collateralized by real estate and land. Since both, real estate properties and land in Puerto Rico have experienced a decline in value; this decline has resulted in an increase in this segment’s provision for loan losses.

Non-interest expense for the year ended December 31, 2011 was $26.0 million and is primarily composed of professional services totaling $21.5 million and other operational expenses totaling $4.5 million related to management of this liquidating portfolio.

Corporate Segment

Non-interest expense for the year ended December 31, 2011 was $14.1 million and is primarily composed of compensation expenses of $7.2 million, professional services of $3.9 million and other operational expenses totaling $3.1 million related to the corporate administrative functions.

Intersegment

The intersegment balances represent internal funding and investment in subsidiaries.

For comparative purposes, the tables and discussion that follow for the years ended December 31, 2011, 2010 and 2009, of the operating segments of the Company, is presented with the three reportable segment structure that was previously used by the Company.

Table F — Banking Segment Results

	For the year ended December 31,
	2011	2010	2009
	(In thousands)
Net interest income	$177,078	$146,860	$149,317
Provision for loan and lease losses	57,380	93,964	53,414
Non-interest income (loss)	94,749	(44,717)	62,949
Non-interest expense	227,920	261,032	192,303
Net loss before income taxes	(13,474)	(252,853)	(33,451)
Net loss	(17,038)	(261,857)	(32,282)
Identifiable assets	7,304,200	7,957,966	9,480,008

The banking segment includes Doral Financial’s banking operations in Puerto Rico, currently operating through 29 retail bank branches, and in the mainland United States, principally in the New York City metropolitan area and in the northwest area of Florida through 7 branches. Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans, invests in mortgage-backed securities as well as in other investment securities and offers traditional banking services. Net loss for the banking segment amounted to $17.0 million during 2011, compared to a net loss of $261.9 million during 2010 and $32.3 million during 2009.

This segment also includes the operations conducted through Doral Bank’s subsidiaries, Doral Money, which engages in commercial and construction lending in the New York City metropolitan area, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of real property securing an interim construction loan. During 2009, Doral Money organized a middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market.

During 2010, the Company entered into a CLO arrangement with a third party in which up to $450.0 million of U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I. Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after the payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I. Ltd.

During 2008, Doral International, Inc., which was a subsidiary of Doral Bank and licensed as an international banking entity under the IBC Act, was merged with and into Doral Bank in a transaction structured as a tax-free reorganization. Also during 2008, Doral Investment was organized to become a new subsidiary of Doral Bank. During 2010, Doral Investment was granted license to operate as an international banking entity under the IBC Act. Doral Investment remained inactive as of December 31, 2011.

2011 compared to 2010.    Net interest income for the banking segment was $177.1 million for 2011, compared to $146.9 million for 2010. The increase in net interest income was principally driven by a reduction of $60.0 million in interest expense during 2011, partially offset by a net reduction of $29.8 million in interest income for the same period. The net reduction in interest income was principally related to: (i) a decrease of $38.3 million in interest income on MBS impacted by a reduction in the average balance of MBS of $1.2 billion during 2011 resulting from the sale of agency CMOs and other MBS during 2011; and (ii) a decrease of $3.7 million in interest income on investment securities and other interest earning assets due to a reduction in the average balance of approximately of $91.8 million related to sales, calls and/or maturities and partially offset by a positive interest income variance of $12.2 million in the loans portfolio.

The net decrease in interest expense was driven by: (i) a reduction of $22.6 million in interest expense on deposits driven by the rollover of maturing brokered certificates of deposit at lower current market rates, as well as shifts in the composition of the Company’s retail deposits; (ii) a reduction of $31.5 million in interest expense on securities sold under agreements to repurchase driven by a decrease of $912.6 million in the average balance of securities sold under repurchase agreements and a general decline in interest rates; (iii) a decrease of $10.0 million in interest expense on advances from FHLB; partially offset by an increase of $3.2 million in interest expense on notes payable resulting from recognizing interest expense on the $250.0 million of new debt issued by Doral CLO I. Ltd. for the complete 2011 year as opposed to six months during 2010, since the notes were issued during July 2010.

Average interest-earning assets decreased from $8.2 billion for the year ended December 31, 2010 to $7.0 billion for the corresponding 2011 period, while the average interest-bearing liabilities also decreased from $7.4 billion to $6.3 billion, when comparing the same periods. The sales of MBS and other debt securities during 2011 and the shifts in the composition of average interest bearing liabilities from higher cost borrowing to less expensive sources of financing, is part of the execution of the Company strategy to de-lever the balance sheet. The repositioning of the balance sheet during 2011, and other management actions, resulted in a 72 basis point improvement in net interest margin from 1.79% for the year ended December 31, 2010 to 2.51% for the corresponding 2011 period.

Non-interest income for the banking segment was $94.7 million for 2011, compared to a non-interest loss of $44.7 million for 2010. The positive variance in non-interest income of $139.5 million was driven by a positive variance related to: (i) a gain on sale of investment securities available for sale of approximately $27.3 million during 2011, compared to a loss of $107.0 million during 2010 resulting from the sale of certain non-agency CMOs; (ii) a decrease in loss in early repayment of debt of approximately $4.7 million; (iii) gain on loans securitized and sold and capitalization of mortgage servicing of approximately $13.3 million, partially offset by decreases in: (i) trading income of approximately $8.3 million; and (ii) servicing income of approximately $4.8 million. The decrease in servicing income is mostly related to decreases in late charges and prepayment penalties during 2011.

Non-interest expense for the banking segment was $227.9 million for 2011, compared to $261.0 million for 2010. The decrease in non-interest expense of $33.1 million was mainly driven by decreases in: (i) professional services of $8.8 million mainly related to consulting services to support management through the FDIC-assisted transaction bidding, advertising expenses to promote deposit products after the bank consolidations in Puerto Rico during 2010, and to core system outsourcing optimizations; (ii) OREO expenses of $16.6 million related to the recognition, during 2010, of additional provision to reduce pricing in order to accelerate OREO sales as well as other expenses to maintain properties in saleable conditions; (iii) FDIC insurance of $5.6 million; (iv) loss of $7.8 million mostly related to the Company’s claim on LBI established during 2010. These decreases were partially offset by: (i) a $6.0 million increase in compensation and benefit expenses primarily driven by increases in the U.S. operations workforce of regular and temporary employees; and (ii) an increase of $2.5 million in occupancy expenses mostly in the Company’s US operations.

2010 compared to 2009.    Net interest income for the banking segment was $146.9 million for 2010, compared to $149.3 million for 2009. The decrease in net interest income was principally driven by a reduction of $48.9 million in interest income during 2010, partially offset by a reduction of $46.4 million in interest expense for the same period. The reduction in interest income was principally related to (i) a positive variance of $2.6 million resulted from an increase in interest income of commercial loans resulting from growth during 2010 in the U.S. syndicated loan portfolio, partially offset by yield concessions on loans loss mitigation activities, levels of non-performing loans and run-offs on portfolios such as construction and consumer; (ii) a decrease of $43.5 million in interest on MBS impacted by a reduction in the average balance of MBS of $857.5 million during 2010 resulting from the sale of non-agency CMOs and other MBS during the second and third quarters of 2010; and (iii) a decrease of $8.3 million in interest on investment securities due to a reduction in the average balance of investment securities of $222.7 million related to sales, calls and/or maturities.

The reduction in interest income was partially offset by a decrease in interest expense of $46.4 million for the year ended December 31, 2010, when compared to the corresponding 2009 period. The decrease in interest expense was mostly related to: (i) a reduction of $14.6 million in interest expense on deposits driven by the rollover of maturing brokered CDs at lower current market rates, as well as shifts in the composition of the Company’s retail deposits; (ii) a reduction of $18.1 million in interest expense on securities sold under agreements to repurchase driven by a decrease of $248.2 million in the average balance of repurchase agreements and a general decline in interest rates; (iii) a decrease of $15.8 million in interest on advances from FHLB resulted primarily from the decline in the average balance of FHLB of $421.7 million during 2010; (iv) a decrease of $1.2 million in interest expense on other short-term borrowings, since there were no outstanding borrowings at any month end during 2010; and (vi) an increase of $3.2 million in interest expense on notes payable resulting from $250.0 million of new debt issued by Doral CLO I. Ltd. in July 2010 at a rate of 3-month LIBOR plus 1.85%.

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

Non-interest expense for the banking segment was $261.0 million for 2010, compared to $192.3 million for 2009. The increase in non-interest expense of $68.7 million was mainly driven by (i) an increase of $20.0 million in professional services related to non-recurring transactions during 2010 and also to legal expenses to support corporate litigation and collection efforts; (ii) a $16.2 million increase in OREO and other related expenses primarily related to the recognition of additional provision to account for the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales as well as other expenses to maintain properties in saleable conditions; (iii) a $9.0 million increase in compensation and benefit expenses primarily driven by growth in workforce of regular and temporary employees; (iv) $7.7 million related to a reserve for the Company’s claim on LBI established during 2010; (v) an increase of $3.8 million in occupancy expenses driven by increases in utilities and rent expenses; and (vi) additional increases in other expenses, such as $1.7 million increase in FDIC insurance expense, and $1.6 million in foreclosure expenses, among others.

Table G — Mortgage Banking Segment Results

	For the year ended December 31,
	2011	2010	2009
	(In thousands)
Net interest income	$4,533	$7,491	$14,657
Provision for loan and lease losses	10,145	5,011	249
Non-interest income	33,432	45,019	46,084
Non-interest expense	28,537	69,600	56,436
Net (loss) income before income taxes	(717)	(22,101)	4,056
Net income (loss)	5,562	(23,625)	26,197
Identifiable assets	1,719,101	1,741,104	1,654,586

The Company’s mortgage origination business is conducted by Doral Mortgage, a wholly-owned subsidiary of Doral Bank. The Company’s mortgage servicing business is operated by Doral Bank. Substantially all new loan origination and investment activities at the holding company level were terminated.

2011 compared to 2010.    Net interest income for the mortgage banking segment was $4.5 million for 2011, compared to $7.5 million for 2010. The decrease in net interest income was principally driven by a reduction of $4.3 million in interest income during 2011, partially offset by a reduction of $1.3 million in interest expense for the same period. The decrease in interest income was mostly the result of a decrease of 77 basis points in the interest income derived from loans. The reduction in interest expense during 2011 was driven by a decrease of $0.5 million in the interest expense of loans payable resulting from the general decline in interest rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.

Total average balance of interest-earning assets decreased by $3.7 million during 2011, from $582.8 million for the year ended December 31, 2010 to $579.1 million for the corresponding 2011 period. The decrease in the average balance of interest-earning assets during 2011 and the corresponding decrease in net interest income of $4.3 million resulted in a decrease of 50 basis points in the net interest margin, from 1.29% during 2010 to 0.78% during 2011.

Non-interest income for the mortgage banking segment was $33.4 million for 2011, compared to $45.0 million for 2010. The decrease in non-interest income of $11.6 million resulted mainly due to: (i) decrease of $2.4 million in gain on sale of mortgage loans; (ii) decrease of $1.3 million in trading income mostly related to a decrease in the IO valuation; (iii) increase in OTTI of $3.6 million related to certain non-agency CMOs; and (iv) decrease of $4.6 million in dividends paid by Doral Insurance to Doral Financial (its parent company). During 2011, Doral Insurance paid $7.3 million in dividends to Doral Financial, compared to $11.9 million during 2010.

Non-interest expense for the mortgage banking segment was $28.5 million for 2011, compared to $69.6 million for 2010. The decrease in non-interest expense of $41.1 million during 2011 was mainly driven by: (i) decrease of $4.7 million mostly related to a reserve and a loss for the Company’s claim on LBI established during 2010; (ii) a decrease of $13.0 million in OREO and other related expenses related to the recognition during 2010 of additional provision to account for the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales; (iii) decrease of $11.6 million in professional services mostly related to lower defense litigation costs, lower advisory services recorded by the holding company related to the dissolution of Doral Holdings and Doral Holdings L.P.; and (iv) a decrease of $7.4 million in net employee costs.

2010 compared to 2009.    Net interest income for the mortgage banking segment was $7.5 million for 2010, compared to $14.7 million for 2009. The decrease in net interest income was principally driven by a reduction of $10.8 million in the interest income during 2010, partially offset by a reduction of $3.6 million in interest expense for the same period. The decrease in interest income was mostly the result of: (i) a reduction in interest income of loans of $8.0 million primarily resulted from the transfer during the second quarter of 2010 of $25.2 million of performing loans to Doral Bank as part of a capital contribution; and (ii) a reduction of $2.3 million in interest income of MBS related to a decrease in the average balance of MBS of $42.7 million during 2010 due to securities sold during 2009 and not replaced during 2010. The reduction in interest expense during 2010 was driven by a decrease of $3.1 million in the interest expense of loans payable resulting from the general decline in interest rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.

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

Non-interest expense for the mortgage banking segment was $69.6 million for 2010, compared to $56.4 million for 2009. The increase in non-interest expense of $13.2 million during 2010 was mainly driven by (i) $4.2 million related to a provision for the Company’s claim receivable on LBI established during the second quarter of 2010 and an additional $445,000 related to the loss recognized as a result of the sale of such receivable during the fourth quarter of 2010; and (ii) an increase of $9.9 million in OREO and other related expenses related to the recognition of additional provision to account for the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales as well as other expenses to maintain properties in saleable conditions.

Table H — Insurance Segment Results

	For the year ended December 31,
	2011	2010	2009
	(In thousands)
Net interest income	$—	$—	$—
Provision for loan and lease losses	—	—	—
Non-interest income (loss)	13,279	13,306	12,024
Non-interest expense	2,576	2,627	2,405
Net (loss) income before income taxes	10,703	10,679	9,619
Net income (loss)	6,281	6,324	8,031
Identifiable assets	12,837	11,850	17,368

Doral Financial operates its insurance agency activities through its wholly-owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s mortgage customers. Doral Insurance Agency also offers a diversified range of insurance products such as auto, life, home protector and disability, among others. Net income for this segment amounted to $6.3 million, $6.3 million and $8.0 million for years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, insurance fees and commissions amounted to $13.3 million, compared to $13.3 million in 2010 and $12.0 million in 2009.

Institutional Securities Operations

In the past, the Company operated an institutional securities business through Doral Securities. During 2007, Doral Securities voluntarily withdrew its license as a broker-dealer with the SEC and its membership with the FINRA. During 2008 Doral Securities acted only as a co-investment manager to a local fixed-income investment company. During 2009, this investment advisory agreement was terminated. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial.

BALANCE SHEET AND OPERATING DATA ANALYSIS

Loan Production

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Loans originated by Doral Financial include acquisition of assigned interests in syndicated loans originated through the Company’s United States operations. Purchases of mortgage loans from third parties were $77.0 million, $99.9 million and $126.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth Doral Financial’s loan production for the periods indicated:

Table I — Loan Production

	Year Ended December 31,
	2011			2010			2009
	PR	US	Total	PR	US	Total	PR	US	Total
	(Dollars in thousands)
FHA/VA mortgage loans	$221,645	$—	$221,645	$245,129	$—	$245,129	$344,579	$—	$344,579
Conventional conforming mortgage loans	199,449	—	199,449	158,619	—	158,619	114,315	950	115,265
Conventional non-conforming mortgage loans(1)	111,969	2,322	114,291	268,942	645	269,587	353,620	—	353,620
Construction development loans(2)	—	43,158	43,158	96,900	41,567	138,467	—	4,719	4,719
Disbursement under existing construction development loans	10,165	9,380	19,545	8,434	5,988	14,422	18,604	25,724	44,328
Commercial real estate(3)	5,213	156,230	161,443	6,587	80,416	87,003	2,709	48,200	50,909
Commercial loans	1,405	994,652	996,057	—	522,123	522,123	3,425	225,886	229,311
Consumer loans	1,826	33	1,859	3,983	—	3,983	5,012	—	5,012
Lease financing receivables	—	6,345	6,345	—	—	—	—	—	—

Total loans	$551,672	$1,212,120	$1,763,792	$788,594	$650,739	$1,439,333	$842,264	$305,479	$1,147,743

(1)	Includes $0.2 million, $1.4 million and $2.5 million in second mortgages for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	For the year ended December 31, 2010, includes $96.9 million related to a single construction loan.

(3)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

Loan production increased $324.5 million, or 22.5%, in the year ended December 31,2011, when compared to the corresponding 2010 period. For the year ended December 31, 2011, the higher volume was mainly driven by an increase of approximately $74.4 million in commercial real estate loans and an increase of $473.9 million in commercial and industrial loans principally originated by the Company’s U.S. lending unit, which is engaged in purchasing assignment interests in senior credit facilities in the syndicated loan market. These increases were partially offset by a decline of $95.3 million in construction development loans and declines of $155.3 million and $23.5 million in the origination of conventional non-conforming and FHA/VA loans, respectively, by the Company’s Puerto Rico lending unit.

Doral’s loan production for the year ended December 31, 2011 includes $761.8 million of assigned interests in loans acquired from the lead financial institutions through syndication. Doral does not act as an agent or lead bank in any of the loan arrangements.

The decrease in Doral Financial’s Puerto Rico originations is due to a number of factors including continuing challenging economic conditions in Puerto Rico, competition from other financial institutions, and changes in laws and regulations.

The increase of $291.6 million, or 25.4%, in loan production for the year ended December 31, 2010, when compared to the corresponding 2009 period, was primarily due to: (i) an increase of $296.2 million in commercial and industrial loans originated by the Company’s U.S. lending unit, (ii) an increase of $133.7 million in construction development loans mainly due to a single construction loan of $96.9 million originated by the Company’s Puerto Rico lending unit; and (iii) an increase of $36.8 million in construction loans originated by the Company’s U.S. lending unit. These increases were partially offset by a decrease of $140.1 million in the origination of residential mortgage loans by the Company’s Puerto Rico lending unit.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the years ended December 31, 2011, 2010, and 2009, refinancing transactions represented approximately 68%, 85% and 82%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may continue to reduce the refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

Loan Origination Channels

In Puerto Rico, Doral Financial relies primarily on Doral Bank’s extensive branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiary. Due to worsening economic conditions in Puerto Rico, new lending activity in Puerto Rico has been limited since 2008.

The following table sets forth the sources of Doral Financial’s loans production as a percentage of total loan originations for the years indicated:

Table J — Loan Origination Sources

	Year Ended December 31,
	2011			2010			2009
	PR	US	Total	PR	US	Total	PR	US	Total
Residential	26%	—%	26%	41%	—%	41%	60%	—%	60%
Wholesale(1)	4%	—%	4%	6%	1%	7%	11%	—%	11%
Housing Developments(2)	1%	3%	4%	7%	4%	11%	2%	2%	4%
Commercial Real Estate	—%	9%	9%	—%	5%	5%	—%	5%	5%
Commercial and industrial	—%	57%	57%	—%	36%	36%	—%	20%	20%

Total	31%	69%	100%	54%	46%	100%	73%	27%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

The increase in U.S. loan originations during 2011 and 2010 is mainly related to originations of the U.S. syndicated lending unit.

Mortgage Loan Servicing

Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production. However, Doral Financial also purchases mortgage loans. The Company intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table K — Loans serviced for third parties

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except for average size of loans serviced)
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,535,196	$2,369,044	$2,283,667
FHLMC/FNMA	2,684,790	2,842,663	3,084,078
Other conventional mortgage loans(1)(2)	2,678,342	2,996,353	3,287,868

Total portfolio serviced for third parties	$7,898,328	$8,208,060	$8,655,613

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except for average size of loans serviced)
Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$8,208,060	$8,655,613	$9,460,350
Additions to servicing portfolio	564,592	475,224	465,935
Servicing released due to repurchases	(97,564)	(102,815)	(178,727)
MSRs sales	—	(24,045)	(7,111)
Run-off (3)	(776,760)	(795,917)	(1,084,834)

Ending servicing portfolio	$7,898,328	$8,208,060	$8,655,613

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	95,371	98,404	103,214
Weighted-average interest rate	6.05%	6.19%	6.31%
Weighted-average remaining maturity (months)	236	239	242
Weighted-average gross servicing fee rate	0.34%	0.40%	0.39%
Average servicing portfolio (4)	$8,049,696	$8,330,994	$8,976,464
Principal prepayments	$422,820	$422,522	$715,981
Constant prepayment rate	5%	5%	7%
Average size of loans	$82,817	$83,412	$83,861
Servicing assets, net	$112,303	$114,342	$118,493
Mortgage-servicing advances (5)	$61,795	$51,462	$19,592
Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.46%	2.64%	2.45%
90 days or more past due	5.37%	5.48%	4.54%

Total delinquencies excluding foreclosures	7.83%	8.12%	6.99%

Foreclosures pending	4.19%	3.36%	2.99%

(1)	Excludes $4.4 billion of mortgage loans owned by Doral Financial at December 31, 2011, 2010 and 2009.

(2)	Includes portfolios of $109.8 million, $139.6 million and $154.2 million at December 31, 2011, 2010 and 2009, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.4 billion, $4.4 billion and $4.3 billion at December 31, 2011, 2010 and 2009, respectively.

(5)	Includes reserves for possible losses on P&I advances of $7.9 million, $9.0 million and $8.8 million as of December 31, 2011, 2010 and 2009, respectively.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

Substantially all of the loans in Doral Financial’s servicing portfolio are secured by single (one to four) family residences located in Puerto Rico. At December 31, 2011 and 2010, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.4 billion, $0.4 billion and $0.7 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Total delinquencies excluding foreclosures decreased from 8.12% to 7.83% from 2010 to 2011. The pending foreclosures increased from 3.36% to 4.19%, respectively. The Company does not expect significant losses related to these delinquencies since it has established a reserve for loans under recourse agreements and for other non recourse loans has not experienced significant losses in the past.

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

Loans Held for Sale

Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported under net gain on mortgage loan sales and fees in the consolidated statements of operations. Given traditional consumer preferences in Puerto Rico, substantially all of Doral Financial’s residential loans held for sale are fixed-rate loans. Refer to Note 11 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans held for sale. As of December 31, 2011, loans held for sale totaled $318.3 million, of which approximately $293.9 million consisted of residential mortgage loans.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral Financial may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional (but not an obligation). When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back into the Company’s portfolio of loans held for sale, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2011, the portfolio of loans held for sale includes $168.5 million related to GNMA defaulted loans, compared to $153.4 million and $128.6 million as of December 31, 2010 and 2009, respectively.

During 2011, the Company repurchased $54.7 million of GNMA defaulted loans, which were classified as loans held for investment, compared to $68.2 million during 2010.

Loans Receivable

Doral Financial originates mortgage loans secured by income-producing residential and commercial properties, construction and land loans, certain residential mortgage loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Loans receivable are originated primarily through Doral Financial’s banking subsidiary. A significant portion of Doral Financial’s loans receivable consists of loans made to entities or individuals located in Puerto Rico. During 2009, Doral Financial started a syndicated lending unit operating out of one of its New York subsidiaries. This unit is engaged in purchasing assigned interests in senior credit facilities in the syndicated leverage loan market.

The maximum aggregate amount in secured loans that Doral Bank may extend to a single borrower under Puerto Rico banking regulations as of December 31, 2011, was approximately $223.1 million. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of related borrowers as of December 31, 2011 was $103.6 million.

The following table sets forth Doral Financial’s loans receivable portfolio by type of loan for the periods indicated.

Table L — Loans receivable, net

	As of December 31,
	2011			2010			2009 Total	2008 Total	2007 Total
	PR	US	Total	PR	US	Total
	(In thousands)
Consumer
Residential mortgage	$3,327,208	$11,892	$3,339,100	$3,451,895	$11,564	$3,463,459	$3,611,410	$3,561,855	$3,274,721
FHA/VA guaranteed residential mortgage	95,062	—	95,062	187,473	—	187,473	168,569	41,159	37,066
Personal	7,413	—	7,413	15,003	—	15,003	25,164	37,844	44,810
Revolving lines of credit	13,511	—	13,511	17,810	—	17,810	22,062	25,520	26,940
Credit cards	14,247	—	14,247	17,719	—	17,719	22,725	25,914	18,977
Loans on savings deposits	1,506	31	1,537	2,860	—	2,860	3,249	5,240	11,037
Other consumer	464	7	471	962	26	988	629	790	358

Total consumer	3,459,411	11,930	3,471,341	3,693,722	11,590	3,705,312	3,853,808	3,698,322	3,413,909

Lease financing receivables	1,584	5,827	7,411	4,807	—	4,807	12,702	20,939	29,471
Commercial real estate	572,106	267,002	839,108	629,043	156,980	786,023	786,129	772,666	776,670
Commercial and industrial	38,280	1,188,339	1,226,619	36,639	597,056	633,695	311,258	136,241	126,466
Construction and land	281,136	97,368	378,504	349,899	108,835	458,734	551,911	623,545	704,417
Loans receivable, gross	4,352,517	1,570,466	5,922,983	4,714,110	874,461	5,588,571	5,515,808	5,251,713	5,050,933

Less:
Allowance for loan and lease losses	(94,400)	(8,209)	(102,609)	(117,821)	(5,831)	(123,652)	(140,774)	(132,020)	(124,733)

Loans receivable, net	$4,258,117	$1,562,257	$5,820,374	$4,596,289	$868,630	$5,464,919	$5,375,034	$5,119,693	$4,926,200

The following table sets forth certain information as of December 31, 2011, regarding Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated maturity are reported as due in one year or less.

Table M — Recorded investment in loans receivable by contractual maturities

	As of December 31, 2011
	1 year or less	1 to 5 Years	Over 5 Years	Total
	(In thousands)
Consumer
Residential mortgage	$19,824	$96,333	$3,222,943	$3,339,100
FHA/VA guaranteed residential mortgage	229	1,049	93,784	95,062
Consumer — other	26,428	10,376	375	37,179

Total consumer	46,481	107,758	3,317,102	3,471,341

Lease financing receivables	751	6,660	—	7,411
Commercial real estate	267,700	363,537	207,871	839,108
Commercial and industrial	58,957	525,307	642,355	1,226,619
Construction and land	159,476	100,635	118,393	378,504

Loans receivable, gross	$533,365	$1,103,897	$4,285,721	$5,922,983

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

The following table sets forth the dollar amount of total loans receivable at December 31, 2011, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates that have a contractual maturity of more than one year.

Table N — Recorded investment in loans receivable by fixed and floating or adjustable rates

	As of December 31, 2011
	1 Year or less	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Consumer
Residential mortgage	$19,824	$3,319,276	$—	$3,339,100
FHA/VA guaranteed residential mortgage	229	94,833	—	95,062
Consumer — other	26,428	10,751	—	37,179

Total consumer	46,481	3,424,860	—	3,471,341

Lease financing receivables	751	6,660	—	7,411
Commercial real estate	267,700	548,646	22,762	839,108
Commercial and industrial	58,957	112,500	1,055,162	1,226,619
Construction and land loans	159,476	179,710	39,318	378,504

Loans receivable, gross	$533,365	$4,272,376	$1,117,242	$5,922,983

Doral Financial’s banking subsidiary originates floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised almost entirely of fixed rate mortgage loans, a significant portion of Doral Financial’s construction and land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2011, 2010 and 2009, approximately 23%, 16% and 13%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The increase in the percentage of adjustable rate loans from 2010 to 2011 was due to the growth in the syndicated loan portfolio. The adjustable rate construction and land and commercial loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Please refer to Note 11 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans receivable.

Investment and Trading Activities

As part of its mortgage securitization activities, Doral Financial is involved in the purchase, securitization and sale of mortgage-backed securities. The Company generally securitizes a portion of the residential mortgage loans that it originates. FHA and VA loans are generally securitized into GNMA mortgage backed securities and held as trading securities. Doral usually sells these securities for cash through broker dealers. At December 31, 2011, Doral Financial, principally through its banking subsidiary, held securities for trading with a fair market value of $44.8 million.

Securities held for trading include mortgage backed securities, interest-only strips and derivatives. The derivatives serve as economic hedges on the Company’s MSRs and secondary market activities. Securities held for trading are reflected on Doral Financial’s consolidated statement of financial condition at their fair market value with resulting gains or losses included in current period earnings as part of net gain (loss) on trading activities. See “Critical Accounting Policies — Valuation of Trading Securities and Derivatives” above for additional information on how Doral Financial determines the fair values of its trading securities. Trading gains totaled $3.8 million and $13.7 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, trading losses totaled $7.3 million.

As of December 31, 2011, Doral Financial, principally through its banking subsidiary, held $483.2 million of investment securities that were classified as available for sale and reported at fair value based on quoted or evaluated market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive income (“AOCI”), net of income tax expense in Doral Financial’s consolidated statement of financial condition. At December 31, 2011, Doral Financial had unrealized losses in AOCI of approximately $422,000, compared to unrealized gains of $7.4 million at December 31, 2010, related to its available for sale portfolio.

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity (on which principal and interest are considered recoverable), Agency Securities, and Non-Agency CMOs.

During 2011, the Company sold approximately $1.4 billion of investment securities, and also purchased $905.4 million of securities. These actions are part of the execution of the Company strategy to de-lever and reposition the balance sheet. For the year ended December 31, 2011, the Company recognized gains on sale of investment securities available for sale of $27.5 million as a result of the sale of agency securities and Doral’s strategic balance sheet restructuring efforts.

As a result of its review of the portfolio as of December 31, 2011, the Company performed a detailed cash flow analysis of certain securities in unrealized loss positions to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.

During 2011, management determined that three investment securities were OTTI and recorded as credit loss of $4.2 million. These three securities had an amortized cost of $6.9 million as of December 31, 2011 that includes OTTI of $5.0 million (see explanation below for OTTI recorded on these securities during 2010).

During 2010, management determined that eight investment securities reflected OTTI. The characteristics of these securities that led to the OTTI conclusion included: (i) the cumulative level and estimated future delinquency levels; (ii) the effect of severely delinquent loans on forecasted defaults; (iii) the cumulative severity and expected severity in resolving the defaulted loans; and (iv) the current subordination of the securities that resulted in the present value of the forecast cash flows being less than the cost basis of the security. Management estimated that a credit loss of $14.0 million was incurred on these securities for the year December 31, 2010.

Five of the eight OTTI securities determined to be OTTI in 2010, were subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans and resulted in the recognition of an OTTI loss of $13.3 million during 2010. Subsequently during 2010, the Company sold these five securities (among others) and recognized a loss of $136.7 million, of which $129.7 million had previously been reflected in other comprehensive income (loss).

The three remaining securities with OTTI at December 31, 2010 were Puerto Rico Non-Agency CMOs that include subordinated tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintages. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of principal and interest value. These original three securities had an amortized cost of $11.1 million as of December 31, 2010 including an OTTI loss of $0.7 million due to credit. Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the impact of inflationary pressures on the consumer, the high rate of unemployment and general recessionary condition on the Island, has resulted in higher default and loss estimates on the P.R. Non-Agency CMOs. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.

As of December 31, 2011 and 2010, the Company did not intend to sell the remaining securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income.

For the remainder of the Company’s securities portfolio that have experienced decreases in the fair value, the decline is considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities.

Once an OTTI credit loss is recognized, the investment is adjusted to a new amortized cost basis equal to the previous amortized cost basis less the amount recognized in earnings. For the investment securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.

The following table summarizes Doral Financial’s securities holdings as of December 31, 2011.

Table O — Investment Securities

	Held for Trading	Available for Sale	Total Investment Securities
	(In thousands)
Mortgage-backed securities:
Agency MBS	$—	$360,489	$360,489
CMO government sponsored agencies	—	32,949	32,949
Non-agency CMOs	722	5,622	6,344
Other MBS	—	25,476	25,476
Variable rate IOs	43,713	—	43,713
Fixed rate IOs	164	—	164
Short term obligations with U.S. government sponsored agencies	—	44,994	44,994
Derivatives	204	—	204
Other	—	13,659	13,659

Total	$44,803	$483,189	$527,992

For additional information regarding the composition of Doral Financial’s investment securities, please refer to Notes 7, 8 and 9 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, repurchase agreements, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet, and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.

Liquidity of the Holding Company

The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations. The holding company does not fund any mortgage banking activities. The principal sources of funds for the holding company are principal and interest payments on the portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank and Doral Insurance Agency. The existing cease and desist order applicable to the holding company requires prior regulatory approval for the payment of any dividends from Doral Bank to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.

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

Liquidity is managed at the holding company level that owns the banking and non-banking subsidiaries and at the level of the banking and non-banking subsidiaries.

The following items have impacted the Company’s liquidity, funding activities and strategies during 2011 and 2010:

•	changes in short-term borrowings and deposits in the normal course of business;

•	changes in interest rates on short term and longer term deposits and other funding alternatives;

•	strategic decision to de-lever the Bank;

•	substitution of repurchase agreements with the FHLB with advances from the FHLB at lower cost;

•	repayment of certain long-term callable certificate of deposits;

•	sales of investment securities;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity and reduce liquidity mismatches;

•	capital contributions to Doral Bank;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010 to 2012;

•	repurchase of GNMA defaulted loans;

•	conversions of preferred stock;

•	capital raise of $171.0 million in the second quarter of 2010;

•	efforts to increase retail deposits in the wake of failed Puerto Rico banks; and

•

On July 8, 2010, the Company entered into a collateralized loan arrangement in which $450.0 million of U.S. based commercial loans are funded $250.0 million from a third party paying 3-month LIBOR plus 1.85%, and $200.0 million by Doral. The entity holding the loans is consolidated into Doral and the third party financing is reported as a note payable in the accompanying consolidated financial statements. The third party funding provides an additional source of liquidity for the Company’s U.S. operations.

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.

Liquidity of the Banking Subsidiary

Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital position of the Company’s banking subsidiary. Doral Financial’s banking subsidiary relies primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of its mortgage loans, mortgage-backed securities and other borrowings. In periods previous to December 31, 2011, the banking subsidiary has used as its primary sources of liquidity term deposits, notes backed by FHLB letters of credit and auction term funds to depository institutions granted by the Federal Reserve under Term Auction Facility (“TAF”). The banking subsidiary has significant investments in loans and investment securities, which together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiary have not been materially adversely impacted by the current challenging liquidity conditions in Puerto Rico and the U.S. mortgage and credit markets.

Cash Sources and Uses

Doral Financial’s sources of cash as of December 31, 2011 include retail and commercial deposits, brokered deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sales of loans and investment securities.

Management does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. In addition, the Company’s banking subsidiary maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve, and has additional collateral that can be used to raise funds under these facilities.

Doral Financial’s uses of cash as of December 31, 2011, include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended by the Company’s Board of Directors on March 2009 effective during the second quarter of 2009), and other operational needs. The Company is also required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a market liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowings and the related average interest rates as of December 31, 2011 and 2010:

Table P — Sources of Borrowings

	As of December 31,
	2011		2010
	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
	(Dollars in thousands)
Deposits	$4,394,716	1.59%	$4,636,418	2.18%
Repurchase Agreements	442,300	2.55%	1,176,800	3.10%
Advances from FHLB	1,241,583	3.23%	901,420	3.49%
Loans Payable	285,905	2.13%	304,035	1.95%
Notes Payable	506,766	4.73%	513,958	4.91%

As of December 31, 2011, Doral Financial’s banking subsidiary held approximately $4.1 billion in interest-bearing deposits at a weighted-average interest rate of 1.71%. For additional information on the Company’s sources of borrowings please refer to Notes 21 to 26 of the accompanying consolidated financial statements.

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

During the second quarter of 2011, the Company increased its advances from FHLB using the proceeds to repay securities sold under agreements to repurchase from the FHLB, reducing contractual interest rates from 4.2% to 1.9%, and the average effective interest rate from 4.1% to 3.7%, an extending the average maturity from 28 months to 48 months. The transaction resulted in a $40.2 million fee which is capitalized and amortized as a yield adjustment. The proceeds from the sale were used to repay other repurchase agreements, fund new loans, or were retained as cash.

The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

Table Q — Average Deposit Balance

	Year Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Certificates of deposit	$642,222	1.94%	$634,924	2.48%	$484,917	3.34%
Brokered deposits	2,226,827	2.79%	2,646,556	2.89%	2,374,207	3.70%
Regular passbook savings	407,516	0.88%	380,534	1.46%	361,217	1.69%
NOW accounts and other transaction accounts	417,930	0.84%	379,100	1.31%	350,300	1.26%
Money market accounts	452,443	1.49%	414,741	1.94%	390,962	2.71%

Total interest-bearing	4,146,938	2.13%	4,455,855	2.49%	3,961,603	3.16%
Non-interest bearing	284,212	—%	253,980	—%	248,535	—%

Total deposits	$4,431,150	1.99%	$4,709,835	2.35%	$4,210,138	2.97%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2011.

Table R — Certificates of Deposit Maturities

December 31, 2011
(In thousands)
Certificates of deposit maturing:
Three months or less	$247,864
Over three months through six months	307,220
Over six months through twelve months	540,453
Over twelve months	1,262,666

Total	$2,358,203

The amounts in Table R, include $2.2 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of December 31, 2011 and December 31, 2010, Doral Financial’s banking subsidiary (subsidiaries as of December 31, 2010) had approximately $2.2 billion and $2.4 billion, respectively, in brokered deposits which include certificate of deposits and money market deposits. Brokered deposits are used by the Company’s banking subsidiary as a source of long-term funds, and Doral Financial’s banking subsidiary has traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered by some a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits.

The Company’s banking subsidiary, as a member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of December 31, 2011, Doral Financial’s banking subsidiary had $1.2 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 3.23%. Refer to Note 24 to the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding such advances.

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

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. For the year ended December 31, 2011, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $68.3 million, compared to $48.9 million for the corresponding period of 2010. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2011 and 2010, the outstanding principal balance of such delinquent loans was $109.8 million and $139.6 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $15.7 million and $12.1 million, respectively.

When the Company sells mortgage loans to third parties (which serve as a source of cash) it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics investors are generally entitled to cause the Company to repurchase such loans.

In addition to its servicing and warranty obligations, in the past the Company’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require the Company to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and the Company is required to repurchase more loans than anticipated, the Company’s liquidity requirements would increase. Refer to “Off-Balance Sheet Activities” below for additional information on these arrangements.

In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of December 31, 2011, the Company’s maximum recourse exposure with FNMA amounted to $517.9 million and required the posting of a minimum of $44.9 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations.

Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Refer to Note 31 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.

Under the Company’s repurchase lines of credit and derivative contracts, Doral Financial is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates or other market conditions, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Assets and Liabilities

Doral’s assets totaled $8.0 billion at December 31, 2011, compared to $8.6 billion at December 31, 2010. Total assets as of December 31, 2011, decreased $671.2 million when compared to December 31, 2010. This decrease was largely due to a net reduction of $1.0 billion in securities available for sale, partially offset by an increase of $354.5 million in loans net of allowance for loan and lease losses. The decrease in securities is due mostly to the several sales of mortgage backed securities during the year as part of the company’s strategy to reduce securities and increase loan exposure. The increase in loans is due to the continued growth of the U.S. commercial loans portfolio offset in part by a decrease in the Puerto Rico loans outstanding.

Total liabilities were $7.1 billion at December 31, 2011, compared to $7.8 billion at December 31, 2010. The $649.2 million decrease in total liabilities as of December 31, 2011, when compared to December 31, 2011, was due to decreases of $734.5 million in securities sold under agreements to repurchase and of $241.7 million in total deposits, partially offset by a $340.2 million increase in advances from the FHLB. The decrease in deposits is mainly from brokered deposits, which decreased $219.3 million. The decrease in securities sold under agreements to repurchase is mainly due to the sales of mortgage backed securities, which were pledged as collateral to the repurchase agreements.

Capital

Doral Financial reported total equity of $840.2 million at December 31, 2011, compared to $862.2 million at December 31, 2010. The Company reported accumulated other comprehensive loss (net of tax) of $1.2 million as of December 31, 2011, compared to other comprehensive income of $4.2 million as of December 31, 2010.

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

The carrying (liquidation) value of each share of non-cumulative preferred stock retired and the fair value of the consideration exchanged (cash plus fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes upon the cancellation of shares of non-cumulative preferred stock acquired by the Company pursuant to the offer to exchange, in accordance with current accounting guidance.

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

On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers, including certain direct and indirect investors in Doral Holdings, the Company’s controlling shareholder at the time, pursuant to a private placement of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock, $1.00 par value and $1,000 liquidation preference per share. In the aggregate, as part of the private placement, the Company raised $180.0 million of new equity capital and issued 285,002 shares of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock for an effective sale price of $3.00 per common share equivalent.

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

Off-balance sheet activities

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the years ended December 31, 2011 and 2010, repurchases totaled to approximately $9.0 million and $1.0 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While

Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of December 31, 2011 and 2010, the outstanding principal balance of such delinquent loans totaled $109.8 million and $139.6 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2011 and 2010, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.7 billion and $0.8 billion, respectively. As of both dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.7 billion. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligation in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the years ended December 31, 2011 and 2010, the Company repurchased at fair value $14.3 million and $28.6 million, respectively, pursuant to recourse provisions.

The Company estimates its liability for expected losses from recourse obligations based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.

Doral Financial reserves for its exposure to recourse totaled $11.0 million and $10.3 million, respectively, and the reserve for other credit-enhanced transactions explained above amounted $7.9 million and $9.0 million as of December 31, 2011 and 2010, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

The following table presents the changes in the Company’s liability of estimated losses from recourse agreements, included within accrued expenses and other liabilities in the statement of financial condition, for each of the period shown:

Table S — Recourse liability activity

	Years ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$10,264	$9,440
Net charge-offs/termination	(1,841)	(3,115)
Provision for recourse liability	2,554	3,939

Balance at end of period	$10,977	$10,264

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

The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty during the period between the trade and settlement date.

A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with the third party. The amount of the letter of credit represents the maximum amount of credit risk in the event of non-performance by these customers. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Contractual obligations and other commercial commitments

The tables below summarize Doral Financial’s contractual obligations, on the basis of remaining maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2011.

Table T — Contractual obligations

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Deposits	$4,394,716	$3,102,166	$919,519	$368,547	$4,484
Repurchase agreements(1)(2)	442,300	200,000	232,300	10,000	—
Advances from FHLB (1)	1,241,583	187,000	549,075	505,508	—
Loans payable (3)	285,905	29,359	56,768	48,025	151,753
Notes payable (4)	506,766	38,140	10,372	102,403	355,851
Other liabilities	114,240	114,240	—	—	—
Non-cancelable operating leases	67,003	7,164	13,726	14,416	31,697

Total contractual cash obligations	$7,052,513	$3,678,069	$1,781,760	$1,048,899	$543,785

(1)	Amounts included in the table above do not include interest.

(2)

Includes $100.0 million of a repurchase agreement with a fixed rate of 2.98% and which the lender has the right to call before its contractual maturity. The repurchase agreement is included in the less-than-one year category in the above table but has an actual contractual maturity of February 2014.

(3)

Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled re-payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 8.21% to estimate the repayments.

(4)	Includes a note payable due to a local financial institution collateralized by IOs. This note is not subject to scheduled re-payments but instead, is subject to amortization of the underlying IOs.

Table U — Other Commercial Commitments (1)

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Commitments to extend credit	$157,030	$48,534	$73,875	$1,774	$32,847
Commitments to sell loans	178,789	178,789	—	—	—
Commercial and financial standby letters of credit	25	25	—	—	—
Maximum contractual recourse exposure	619,747	—	—	—	619,747

Total	$955,591	$227,348	$73,875	$1,774	$652,594

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding commercial commitments of the Company.

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

The tables below present the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or dercreases of interest rates, as of December 31, 2011 and 2010:

Table V — Risk Profile

As of December 31, 2011	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(4.8)%	(0.1)%
– 100 BPS	6.0%	1.0%

As of December 31, 2010	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(8.5)%	(0.9)%
– 100 BPS	4.7%	(0.1)%

(1)	Based on 12-month forward change in net interest income.

The net interest income (“NII”) sensitivity measure to a one hundred (100) basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (0.9)% to (0.1)% when comparing December 31, 2010 to 2011. The effect is driven mostly due to sale of investment securities and the growth of variable rate commercial loans.

As of December 31, 2011 the market value of equity (“MVE”) showed lower sensitivity to rising interest rates when compared to December 31, 2010. MVE sensitivity to an increase of one hundred (100) basis points in market rates changed from (8.5)% to (4.8)%. The sale of investment securities, lengthening of maturities in borrowings, restructure of Advances from the FHLB and reduction in mismatches from lending activities, have all contributed to reducing MVE exposure.

The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of December 31, 2011 and 2010.

	As of December 31,
	Change in Fair Value of Available for Sale Securities
Change in Interest Rates (Basis Points)	2011	2010
	(In thousands)
+200	$(26,652)	$(108,474)
+100	(13,677)	(47,474)
Base	—	—
–100	13,768	21,917
–200	22,784	34,416

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

The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table includes the Company’s interest rate caps outstanding at December 31, 2011.

Table X — Interest Rate Caps

Notional Amount	Maturity Date	Entitled Payment Conditions	Premium Paid	Fair Value
(Dollars in thousands)
$15,000	September, 2012	1-month LIBOR at 6.00%	$143	$—
15,000	October, 2012	1-month LIBOR at 5.50%	182	—
50,000	November, 2012	1-month LIBOR at 6.50%	228	—
50,000	November, 2012	1-month LIBOR at 5.50%	545	—
50,000	November, 2012	1-month LIBOR at 6.00%	350	—

$180,000			$1,448	$—

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

The following table summarizes the Company’s interest rate swaps outstanding at December 31, 2011.

Table Y — Interest Rate Swaps

Notional Amount	Maturity Date	Pay Fixed Rate	Receive Floating Rate	Fair Value
(Dollars in thousands)
Cash Flow Hedge
$ 5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	$(171)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(1,719)

$50,000				$(1,890)

Freestanding Derivatives.    Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading activities as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $241.0 million and $310.0 million as of December 31, 2011 and 2010, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.

Derivatives — Hedge Accounting.    Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $50.0 million and $74.0 million at December 31, 2011 and 2010, respectively. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.

The following table summarizes the total derivative positions at December 31, 2011 and 2010 and their respective designations.

Table Z — Derivative positions

	At December 31,
	2011		2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Cash Flow Hedges
Interest rate swaps	$50,000	$(1,890)	$74,000	$(4,677)
Other Derivatives
Interest rate caps	180,000	—	210,000	13
Forward contracts	61,000	(32)	100,000	(741)

	241,000	(32)	310,000	(728)

	$291,000	$(1,922)	$384,000	$(5,405)

The following tables include the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.

Table AA — Fair value reconciliation

Year Ended December 31, 2011
(In thousands)
Fair value of contracts outstanding at the beginning of the period	$(728)
Changes in fair values during the period	696

Fair value of contracts outstanding at the end of the period	$(32)

Table BB — Sources of fair value

	Payment Due by Period
	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in excess of 5 Years	Total Fair Value

As of December 31, 2011
	(In thousands)
Prices actively quoted	$(32)	$—	$—	$—	$(32)
Prices provided by internal sources	—	—	—	—	—

	$(32)	$—	$—	$—	$(32)

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.

The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and monitors the market on pledged collateral to minimize credit exposure. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.

Table CC — Derivative counterparty credit exposure

Rating (1)	Number of Counterparties (2)	Notional	Total Exposure at Fair Value (3)	Negative Fair Values	Total Fair Value	Weighted Average Contractual Maturity (in years)
	(Dollars in thousands)
December 31, 2011
A–	1	$25,000	$—	$(236)	$(236)	0.06
A+	1	165,000	—	—	—	0.85
A	2	101,000	238	(1,924)	(1,686)	0.58

Total Derivatives	4	$291,000	$238	$(2,160)	$(1,922)	0.69

December 31, 2010
AA–	1	$180,000	$12	$—	$12	1.76
A+	1	104,000	1	(4,677)	(4,676)	1.47
A	2	100,000	95	(836)	(741)	0.06

Total Derivatives	4	$384,000	$108	$(5,513)	$(5,405)	1.24

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)

Credit Risk

Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities refer to Note 9 of the accompanying consolidated financial statements.

Loans receivable are loans that Doral Financial holds for investment and, therefore, the Company is at risk for the term of the loans. Because many of Doral Financial’s loans collateralized by real estate, are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed down substantially, the Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the Company’s exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses.

In September 2010, the Governor of PR signed into law Act No. 132 of 2010 which established various housing tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be in effect until December 31, 2012 and are expected to continue to have a favorable impact in the current economic environment and new home absorption in Puerto Rico.

With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or securitizes it into a MBS. With respect to FHA loans, Doral Financial is insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Prior to 2006, the Company sold loans on a recourse basis as part of the ordinary course of business. As part of such transactions, the Company committed to make payments to investors to remedy loan defaults or to repurchase defaulted loans. Refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. In mid-2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults.

Doral Financial’s residential mortgage loan portfolio does not include a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity, which may include interest only periods or temporary interest rate reductions. Interest rate reductions below contractual rate are typically limited to twelve months, and interest only periods are generally limited to twenty-four months. The payments for these loans will reset at the former payment amount unless the loan is restructured again or the restructured terms are extended. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans at origination. There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio.

The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the year ended December 31, 2011 totaled to $14.3 million. The Company recorded a provision for recourse of $2.6 million, which is included within the foreclosure and other credit related expenses in the consolidated statements of operations. When repurchased from recourse obligations, loans are recorded at their market value, which considers the credit quality.

Loans collateralized by land in Puerto Rico totaled to $133.0 million as of December 31, 2011. Of the Puerto Rico land loans, $30.6 million are reported as impaired, net of prior charge offs of $16.9 million. Doral also has reserves of $4.9 million as of year-end allocated to the impaired loans. Doral’s charge-offs and reserves are based upon internal estimates of net realizable value in a market with few land transactions on which to base the estimates. Doral is in the process of obtaining updated property valuations on all the impaired loans. If the new appraisal estimated land value change significantly from Doral’s estimates, the Company may be required to record material future loan loss provisions and charge-offs.

Historically, Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, during 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the Puerto Rico residential housing construction sector has decreased from $181.5 million as of December 31, 2010, to $148.4 million as of December 31, 2011, mainly due to foreclosure, charge-offs and repayment. Management expects that the construction and land loan portfolio will continue to decrease in future periods.

The Company continues to grow its U.S. loans portfolio, primarily dominated by commercial loans. During 2011, gross loan receivable of the U.S. operations increased $696.0 million when compared to 2010, this increase was mainly related to syndicated loans. Refer to the loans section for more information. The performance of such loans is subject to the continued strength of the New York City and United States economies.

For the year ended December 31, 2010, the commercial real estate portfolio experienced an increase in late stage delinquency mainly attributed to adverse performance of the small commercial portfolio related to the continued recessionary conditions in Puerto Rico. Management continues to take certain actions to mitigate the risk in the portfolio, including leveraging the collections and loss mitigation resources from the residential mortgage area to the small commercial area as well as expanding advisory services of third party service providers for the large commercial area in order to work-out delinquent loans and prevent performing loans from becoming delinquent.

Loan Modifications and Troubled Debt Restructurings

With Puerto Rico unemployment at approximately 15.0% for 2011, many borrowers have temporarily lost their means to pay their loan contractual principal and interest obligations. As a result of the economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage loans. The lower level of income and economic activity has also led to fewer new construction residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial, commercial real estate, construction and land loans. Doral’s management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral if it is concluded that the borrower’s payment difficulties are temporary and Doral will in time collect the loan principal and agreed upon interest.

Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of Troubled Debt Restructuring as defined by current accounting guidance. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. It is Doral’s intention to make these programs available only to those borrowers who have defaulted, or are likely to default permanently, on their loan and would lose their homes in foreclosure action absent a lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest.

Loan modifications that are considered TDRs completed as of December 31, 2011 and 2010, were as follows:

Table DD — Loans considered TDRs and delinquency status

	December 31,
	2011		2010
	TDRs	90 Days and Over Delinquency(2)	TDRs	90 Days and Over Delinquency(2)
	(In thousands)
Consumer modifications
Residential mortgage(1)	$813,929	$157,458	$740,889	$142,213
Other consumer	974	125	1,257	75

Total consumer	814,903	157,583	742,146	142,288
Commercial
Commercial real estate	$104,452	$24,673	$71,501	$31,314
Commercial and industrial	11,190	73	5,568	71
Construction and land	68,695	22,531	78,847	36,438

Total commercial	184,337	47,277	155,916	67,823

Total TDRs(3)	$999,240	$204,860	$898,062	$210,111

(1)	As of December 31, 2010 includes $55.5 million of impaired loans not previously reported as impaired, as identified by management’s review of all modified loans.

(2)	Doral defines 90 days past due based upon the actual number of days past due, except in 2011 that residential mortgage are considered 90 days past due when the loan is four payments in arrears.

(3)	Represents unpaid principal balances net of partial charge-offs

Approximately $101.4 million of residential mortgage loans and $18.7 million of commercial real estate loans were excluded from the preceding TDR table since, at the time of modification, the modified rates yielded rates equal or higher to market rates and the loans were in compliance with the modified terms as of as of December 31, 2011.

Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial, land and construction loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans could include reductions in interest rates, extensions of maturity, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios loans through its Loan Workout function. The function’s objective is to minimize losses upon default of larger credit relationships. The group uses relationship officers, collection specialists, attorneys and third party service providers to supplement its internal resources. In the case of construction and development loans for residential projects, the Workout function monitors project specifics, such as project management and marketing.

Residential, other consumer or commercial loan modifications can result in returning a loan to accrual status when certain criteria are met. Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status and cash flows from the payments by the borrower.

Residential mortgage loans consist of $813.2 million, or 81.4% of TDR loans as of December 31, 2011. Of the residential mortgage loan TDRs, $486.7 million, or 59.7%, were restructured at effective rates at least equal to the market interest rate at modification and may, upon reset of the interest rate at the conclusion of the reduced rate period and sustained repayment at the higher interest rate, be removed from reporting as a TDR. As of December 31, 2011, $532.5 million of residential mortgage TDRs have an effective rate equal or higher than the market interest rate and 83.3% of those loans were performing.

Amounts that could become eligible for exclusion from reporting as TDR residential mortgage loans, for the years 2012 and 2013 are as follows:

Amount
During 2012
First quarter	$116,330
Second quarter	150,499
Third quarter	83,228
Fourth quarter	33,366
During 2013	103,295

It is expected that not all loans that are structurally eligible to be excluded from TDR reporting will meet the performance criteria for exclusion, and that new loans will be restructured and meet the requirements to be reported as a TDR, so the total TDR balance is not expected to decline by the amount shown in the table above. Doral’s residential mortgage loan modifications programs have provided for significant one-year decreases in interest rates to provide time for customers to restore their ability to service ongoing financial obligations. At the time the rates reset, there is a risk that the borrower will not be able to make the higher payments (payment shock).

During 2011 the percent of loans (percentage based on the number of loans) that have reached the period at which the interest rates have reset to the higher rates, are current (defined as less than two payments delinquent) and having made at least one payment of the higher interest rate was 76.3% of all loans reaching their reset date. This percentage may change in future periods, increasing or decreasing, depending upon general economic conditions and individual financial circumstances of Doral’s borrowers and collection efforts; however it provides an early indicator of management’s expectations of borrower performance. Many of those borrowers not able to meet the original modification payments at reset will be further counseled, the loan’s rate adjusted and other terms changed in a second loan modification to a payment the borrower can afford for a sustained period of time. To the extent the borrower does not qualify for a second modification, or cannot service the debt as modified, Doral will initiate foreclosure proceeding or other resolution strategy.

A significant portion of Doral’s restructured residential mortgage loans were current or paid-off as of December 31, 2011, as illustrated by the table of restructured loans that are non-performing at December 31, 2011 by year of restructure:

Table EE — TDR residential mortgage loans by restructure vintage

Year(1) Restructured	UPB at time of restructure	Remaining UPB of restructured loans	90 days and over delinquent at December 31, 2011 (2)	Percentage of restructured UPB 90 days and over

2007	$4,318	$4,070	$574	14.1%
2008	38,386	35,127	8,015	22.8%
2009	88,147	83,597	17,810	21.3%
2010	429,330	425,103	79,668	18.7%
2011	267,733	266,032	51,391	19.3%

	$827,914	$813,929	$157,458	19.3%

(1)	Loans are included in period of most recent restructure, if subject to more than one restructure.

(2)	Using bank regulatory definition of four or more payments past due, past restructure, and return to accrual status.

Non-performing Loans

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. Doral discontinues recognition of interest income when a loan receivable is 90 days delinquent on principal or interest. For residential mortgage loans Doral discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by FHA/VA that are placed in non-accrual when the loans have ten payments in arrears. Loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%) are not placed on non-accrual, and Doral continues to recognize interest income. When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest are current, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

The Company also places in non-accrual status all construction loans for residential properties classified as substandard whose sole source of payment is interest reserves funded by Doral Financial. In the case of troubled debt restructuring agreements, the Company continues to report the loans in non-accrual status unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time. Previously reversed or not accrued interest will be credited to income in the period of collection. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt. For the year ended December 31, 2011, Doral Financial would have recognized $26.0 million, compared to $36.6 million and $49.4 million for the corresponding 2010 and 2009 periods, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount includes interest reversal on loans placed on non-accrual status during the period.

For consumer loans (primarily residential real estate), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay principal and interest on the loan prior to moving back the loan to accrual status. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. Doral’s loan underwriters must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances, and when all the conditions are met, the customer is approved for a loss mitigation product and placed on a probation period for three months; if a payment is missed during the probationary period, the loan reverts to its original terms, and collections/foreclosure procedures begin from the point at which they stood prior to the restructure. The loan is reported as a TDR at the time the parties agree to modify the loan. Consumer loans not delinquent 90 days (or four payments for residential mortgage) that are eligible for loss mitigation products are subject to the same requirements as the delinquent consumer loans except the receipt of the three months of payment in advance of the restructures is waived.

For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial, construction and land loans), the loans are underwritten by the Collections or Commercial function, depending on the loss-mitigation alternative, the intent and ability of the borrower to service the debt under the revised terms scrutinized, and if approved for the TDR, the borrower is placed on a six month probationary period during which the loan is reported as a TDR and the customer is required to make six consecutive payments (or equivalent in a lump sum) before the loan is returned to accrual status. Upon receiving the six consecutive payments (or the equivalent amount), the commercial loan is returned to accrual status. If the loan was in accrual status at the time of the TDR, the loan is kept in accrual status if the ultimate collection of principal and interest is not in question, and placed in a probationary period. If a payment is missed during the probationary period, the loan reverts to its original terms and collections/foreclosure procedures begin from the point at which they stood prior to the restructure.

The following table sets forth information with respect to Doral Financial’s non-accrual loans, OREO and other NPAs as of the dates indicated:

Table FF — Non-performing assets

	As of December 31,
	2011			2010			2009			2008	2007
	PR	US	Total	PR	US	Total	PR	US	Total	Total	Total
	(In thousands)
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$298,453	558	299,011	$279,004	$2,166	$281,170	397,596	102	$397,698	$346,250	$259,410
Other consumer (2)	307	—	307	404	—	404	519	—	519	685	2,260

Total non-performing consumer, excluding FHA/VA	298,760	558	299,318	279,408	2,166	281,574	398,115	102	398,217	346,935	261,670
Lease financing receivables	45	—	45	415	—	415	1,091	—	1,091	1,053	1,032
Commercial real estate	168,590	665	169,255	194,186	—	194,186	130,811	—	130,811	117,971	86,590
Commercial and industrial	2,836	—	2,836	2,522	—	2,522	933	—	933	1,751	2,053
Construction and land	93,558	4,589	98,147	147,128	1,610	148,738	285,344	21,610	306,954	244,693	279,782

Total non-performing loans, excluding FHA/VA	$563,789	$5,812	$569,601	$623,659	$3,776	$627,435	$816,294	$21,712	$838,006	$712,403	$631,127

OREO and other repossessed assets
Residential mortgage	$60,584	—	60,584	$63,794	$—	$63,794	$76,461	$—	$76,461	$53,050	$31,515
Commercial real estate	20,589	—	20,589	17,599	—	17,599	14,283	—	14,283	7,162	6,639
Construction and land	39,430	550	39,980	18,230	650	18,880	2,725	750	3,475	1,128	—
Other	51	—	51	75	—	75	101	—	101	191	419

Total OREO and other repossessed assets	$120,654	$550	$121,204	$99,698	$650	$100,348	$93,570	$750	$94,320	$61,531	$38,573

Non-performing FHA/VA guaranteed residential(1)(3)(4)	$59,838	—	59,838	$121,305	$—	$121,305	$10,273	$—	$10,273	$5,271	$2,142
Other non-performing assets	5,000	—	5,000	3,692	—	3,692	—	—	—	—	—

Total non-performing assets (5)	$749,281	$6,362	$755,643	$848,354	$4,426	$852,780	$920,137	$22,462	$942,599	$779,205	$671,842

Total NPAs as a percentage of the net loan portfolio, (excluding GNMA defaulted loans) and OREO			12.41%			14.88%			16.65%	14.42%	12.78%
Total NPAs as a percentage of consolidated total assets			9.47%			9.86%			9.21%	7.69%	7.22%
Total NPLs (excluding FHA/VA guaranteed loans) to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			9.84%			11.63%			15.19%	13.19%	11.93%
ALLL to total NPLs, (excluding loans held for sale and FHA/VA) at end of period.			18.08%			19.79%			16.91%	18.69%	19.91%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.

(2)	Includes delinquency related to personal, revolving lines of credit and other consumer loans.

(3)

Does not include approximately $36.4 million, $22.5 million, $66.0 million, and $41.5 million of GNMA defaulted loans over 270 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of December 31, 2011, 2010, 2009, and 2008, respectively; and none for 2007.

(4)

In 2011 FHA/VA loans are considered non-performing loans when the loan is ten payments in arrears. For previous years FHA/VA loans were considered non-performing at 271 days delinquent since the principal balance of these loans is insured or guaranteed under applicable FHA/VA program and interest is, in most cases, fully recovered in foreclosures proceedings.

(5)	Excludes FHA and VA claims amounting to $15.2 million, $12.5 million, $15.6 million, $17.0 million and $18.3 million as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

The following tables provide the non-performing loans activity by portfolio for the periods indicated.

Table GG — Non-performing loans activity by portfolio

	Year Ended December 31, 2011
	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
	(In thousands)
Balance at beginning of period	$281,170	$819	$281,989	$194,186	$2,522	$148,738	$627,435
Additions	246,839	2,236	249,075	52,443	2,974	20,486	324,978
Repurchases	11,077	—	11,077	—	—	—	11,077
Remediated/Cured	(194,760)	(1,589)	(196,349)	(56,307)	(1,310)	(13,335)	(267,301)
Foreclosed	(30,499)	—	(30,499)	(8,885)	(765)	(33,247)	(73,396)
Write-downs	(14,816)	(1,114)	(15,930)	(12,182)	(585)	(24,495)	(53,192)
Sales	—	—	—	—	—	—	—

Balance at end of period	$299,011	$352	$299,363	$169,255	$2,836	$98,147	$569,601

	Year Ended December 31, 2010
	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and land	Total
	(In thousands)
Balance at beginning of period	$397,698	$1,610	$399,308	$130,811	$933	$306,954	$838,006
Additions	121,580	4,403	125,983	110,758	5,685	136,920	379,346
Repurchases	9,549	—	9,549	—	—	—	9,549
Remediated/Cured	(172,409)	(1,520)	(173,929)	(18,976)	(880)	(154,019)	(347,804)
Foreclosed	(44,567)	—	(44,567)	(11,889)	(25)	(26,309)	(82,790)
Write-downs	(31,010)	(3,674)	(34,684)	(17,148)	(3,191)	(55,432)	(110,455)
Sales	—	—	—	—	—	(59,377)	(59,377)

Balance at end of period	$280,841	$819	$281,660	$193,556	$2,522	$148,737	$626,475

	Year Ended December 31, 2009
	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and land	Total
	(In thousands)
Balance at beginning of period	$346,250	$1,738	$347,988	$117,971	$1,751	$244,693	$712,403
Additions	178,658	3,737	182,395	67,973	6,356	121,177	377,901
Repurchases	17,663	—	17,663	—	—	—	17,663
Remediated/Cured	(97,025)	(562)	(97,587)	(40,807)	(1,174)	(35,944)	(175,512)
Foreclosed	(43,591)	—	(43,591)	(9,193)	—	(1,926)	(54,710)
Write-downs	(4,257)	(3,303)	(7,560)	(5,133)	(6,000)	(21,046)	(39,739)

Balance at end of period	$397,698	$1,610	$399,308	$130,811	$933	$306,954	$838,006

Non-performing assets decreased by $97.1 million, or 11.4%, during the year ended December 31, 2011, primarily as a result of a decrease of $50.6 million in total non-performing construction and land loans, $61.5 million in FHA/VA guaranteed residential loans, and $24.9 million in commercial real estate loans, partially offset by increases of $17.7 million in total non-performing consumer loans excluding FHA/VA guaranteed residential loans, $20.9 million in OREO and repossessed assets, and $1.3 million in other non-performing assets.

Non-performing loans, excluding FHA/VA guaranteed residential loans decreased $57.8 million, or 9.2%, to $569.6 million as of December 31, 2011 compared to $627.4 million as of December 31, 2010. This decrease resulted from a decline in total non-performing commercial loans of $75.2 million partially offset by an increase of $17.7 million in total non-performing consumer loans excluding FHA/VA guaranteed residential loans. Of the total decrease of $75.2 million in total non-performing commercial loans, construction and land loans, decreased $50.6 million since December 31, 2010 due primarily to loss mitigation and front-end collections efforts as well as charge offs, combined with a decrease of $24.9 million in commercial real estate loans mainly due to charge offs. The increase of $17.7 million in total non-performing consumer loans excluding FHA/VA guaranteed residential loans was mostly attributable to increase in non-performing residential mortgage loans due to economic distress in Puerto Rico.

As of December 31, 2011, the Company reported a total of $299.0 million of non-performing residential mortgage loans excluding FHA/VA guaranteed loans, which represents 8.67% of total residential loans (excluding FHA/VA guaranteed loans) and 52.49% of total non-performing loans, excluding FHA/VA guaranteed loans. The non-performing FHA/VA guaranteed residential loans decrease of $61.5 million during 2011 primarily consist of loss mitigation and front-end collection efforts.

The increase in OREO and repossessed assets of $20.9 million resulted from an addition of $21.1 million in construction and land, which maintain a correlation to the decrease in the construction and land loans, and an increase of $3.0 million in commercial real estate foreclosed properties; partially offset by $3.2 million decrease in residential OREOs due to management efforts to accelerate the OREOs disposition and sales of properties. During 2011, Doral sold 440 properties out of OREO and repossessed 370 OREOs properties for an ending balance as of December 31, 2011 of 604 properties which totaled $121.2 million.

Doral Financial has not originated a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. The payments for these loans will reset at the former payment amount unless the loan is restructured again or the restructured terms are extended. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans at origination.

The following table presents the composition of the mortgage non-performing loans according to their actual loan-to-value and whether they are covered by mortgage insurance. For the purposes of this disclosure, actual LTVs are calculated based on current unpaid principal balance and original property values or most recent available assessment of value.

Table HH — Composition of residential mortgage non-performing loans according to LTV

As of December 31, 2011		Distribution based on
Collateral Type	Loan To Value	Original Property Value	Most Recent Assessment of Value	Total

FHA/VA loans	n/a	22.5%	1.9%	24.4%
Loans with private mortgage insurance	n/a	1.0%	3.6%	4.6%
Loans without mortgage insurance	<60%	2.6%	8.6%	11.2%
	61-80%	9.0%	13.8%	22.8%
	81-90%	1.8%	11.2%	13.0%
	Over 91%	2.0%	22.0%	24.0%

Total loans		38.9%	61.1%	100.0%

LTV ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the size of the unpaid principal balance and the LTV level of individual loans. As of December 31, 2011, 38.9% of the loans in the table above used the original property appraisal obtained at the time of the loan, and 61.1% of the loans used a more recent valuation.

Construction and land loans include non-performing loans of $98.1 million as of December 31, 2011, or 17.2% (16.4% of which are in Puerto Rico), of total non-performing loans excluding FHA/VA guaranteed loans. As of December 31, 2011, 25.9% of the loans within the construction and land portfolio were considered non-performing loans. Doral’s construction and land loan portfolio reflected a decrease in non-performing loans due primarily to foreclosure and charge-offs of $31.1 million during the year ended December 31, 2011. The sale of the construction loan portfolio during 2010 reduced the Company’s risk to this sector; however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.

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

For the years ended December 31, 2011 and 2010, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico, other than a new commitment of $28.0 million entered into during 2010, related to the sale of an asset portfolio to a third party on July 2010, consisting of performing and non-performing late-stage residential construction and development loans and real estate. Commitments to fund new construction loans in the U.S. amounted to $54.9 million for the year ended December 31, 2011, compared to $133.9 million for the corresponding 2010 period.

The following table presents additional information on the Company’s construction portfolio.

Table II — Construction and land loan portfolio analysis

	December 31, 2011			December 31, 2010
	PR	US	Total	PR	US	Total
	(In thousands)
Residential construction loans	$148,098	300	148,398	$181,240	$300	$181,540
Land, multifamily, condominium and commercial construction loans	133,038	97,068	230,106	168,659	108,535	277,194
Undisbursed funds under existing commitments (1)	44,317	37,481	81,798	44,336	9,539	53,875
Non-performing loans	93,558	4,589	98,147	147,127	1,610	148,737
Net charge-offs	31,116	—	31,116	54,944	991	55,935
Allowance for loan and lease losses	15,590	2,157	17,747	22,761	2,265	25,026
Non-performing loans to total construction and land loans	33.28%	4.71%	25.93%	42.05%	1.48%	32.42%
Net charge-offs on an annualized basis to total construction and land loans	11.07%	—%	8.22%	15.70%	0.91%	12.19%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.

The following table sets forth information with respect to the Company’s loans that are past due 90 days and still accruing as of the dates indicated. Loans included in this table are accruing since they are either, well-secured and in the process of collection.

Table JJ — Recorded investment of loans past due 90 days and still accruing

	As of December 31,
	2011			2010			2009	2008	2007
	PR	US	Total	PR	US	Total	Total	Total	Total
	(In thousands)
Consumer loans(1)
Credit cards	$256	$—	$256	$973	$—	$973	$1,231	$1,299	$858
Other consumer	946	—	946	1,022	—	1,022	906	1,304	1,185

Total consumer loans past due 90 days and still accruing	1,202	—	1,202	1,995	—	1,995	2,137	2,603	2,043
Commercial loans						—
Commercial and industrial	1,105	—	1,105	560	—	560	1,245	1,428	987

Total loans past due 90 days and still accruing	$2,307	$—	$2,307	$2,555	$—	$2,555	$3,382	$4,031	$3,030

(1)	Exclude FHA/VA guaranteed residential mortgages past due 90 days and still accruing, due to the nature of their guarantees, present minimal credit risk to the Company.

The following table sets forth information on loans 30 to 89 days past due as of the periods indicated.

Table KK — Loans past due 30-89 days

	As of December 31,
	2011			2010			2009			2008	2007
	PR	US	Total	PR	US	Total	PR	US	Total	Total	Total
	(In thousands)
Consumer
Residential mortgage	$128,701	$1,023	$129,724	$72,758	$—	$72,758	$87,900	$—	$87,900	$99,832	$80,765
FHA/VA Loans	51,018	—	51,018	7,430	—	7,430	7,059	—	7,059	1,473	332
Other consumer	808	—	808	1,343	—	1,343	1,887	—	1,887	1,990	1,900

Total past-due consumer	180,527	1,023	181,550	81,531	—	81,531	96,846	—	96,846	103,295	82,997

Lease financing receivables	45	—	45	245	—	245	972	—	972	851	1,083
Commercial real estate	37,496	5,002	42,498	35,353	—	35,353	31,132	—	31,132	21,894	12,208
Commercial and industrial	3,386	—	3,386	3,900	—	3,900	625	—	625	94	222
Construction and land	24,917	—	24,917	2,286	—	2,286	12,381	—	12,381	34,444	18,542

Total loans past due 30 — 89 days (1)	$246,371	$6,025	$252,396	$123,315	$—	$123,315	$141,956	$—	$141,956	$160,578	$115,052

(1)

In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due, except in 2011 that Doral defines 90 days past due for residential mortgage loans when the loan is four payments in arrears.

Other Real Estate Owned

Doral Financial’s OREO portfolio carrying value is presented at the estimated fair value, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections. A charge to the allowance for loan and lease losses is recognized for any initial write down to fair value less cost to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.

OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. OREO number of sales improved in 2011 compared to 2010 due to the Company’s strategic decision to reduce pricing on the OREO portfolio in order to accelerate sales. The accelerated disposition of OREO is expected to reduce the carrying costs of OREO.

For the years ended December 31, 2011 and 2010, the Company sold 440 and 399 OREO properties, representing $81.7 million and $52.7 million in carrying value, respectively. Management made the strategic decision to accelerate sales in 2010 to move a significant portion of the foreclosed home inventory out. Gains and losses on sales of OREO are recognized in other expenses in the Company’s consolidated statements of operations.

The following table provides the OREO activity for the periods indicated.

Table LL — OREO activity

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$100,273	$94,219	$61,340
Additions	113,650	93,077	85,515
Sales	(81,747)	(52,718)	(35,957)
Retirements	(4,266)	(2,724)	(3,370)
Provision for OREO losses	(6,757)	(31,581)	(13,309)

Balance at end of period	$121,153	$100,273	$94,219

Allowance for loan and lease losses (“ALLL”)

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table MM — Allowance for loan and leases losses

	Years Ended December 31,
	2011			2010			2009
	PR	US	Total	PR	US	Total	Total
	(Dollars in thousands)
Balance at beginning of period	$117,821	$5,831	$123,652	$136,878	$3,896	$140,774	$132,020
Provision for loans and lease losses:
Non-FHA/VA residential mortgage	31,393	211	31,604	35,389	141	35,530	23,241
Other consumer	3,993	—	3,993	6,651		6,651	8,473

Total consumer	35,386	211	35,597	42,040	141	42,181	31,714
Lease financing receivables	(709)	29	(680)	251	—	251	777
Commercial real estate	5,537	144	5,681	24,887	14	24,901	(560)
Commercial and industrial	988	2,102	3,090	3,985	1,154	5,139	5,967
Construction and land	23,945	(108)	23,837	24,887	1,616	26,503	15,765

Total provision for loan and lease losses	65,147	2,378	67,525	96,050	2,925	98,975	53,663
Charge-offs:
Non-FHA/VA residential mortgage	(29,723)	—	(29,723)	(31,010)	—	(31,010)	(4,455)
Other Consumer	(5,755)	—	(5,755)	(8,505)	—	(8,505)	(10,315)

Total consumer	(35,478)	—	(35,478)	(39,515)	—	(39,515)	(14,770)
Lease financing receivables	(289)	—	(289)	(1,829)	—	(1,829)	(781)
Commercial real estate	(22,648)	—	(22,648)	(17,122)	—	(17,122)	(5,133)
Commercial and industrial	(688)	—	(688)	(3,393)	—	(3,393)	(6,000)
Construction and land	(31,116)	—	(31,116)	(55,066)	(991)	(56,057)	(20,847)

Total charge-offs	(90,219)	—	(90,219)	(116,925)	(991)	(117,916)	(47,531)
Recoveries:						—
Non-FHA/VA residential mortgage	1	—	1	153	—	153	2
Other consumer	812	—	812	655	—	655	833

Total consumer	813	—	813	808	—	808	835
Lease financing receivables	602	—	602	713	—	713	75
Commercial real estate	163	—	163	50	—	50	500
Commercial and industrial	73	—	73	126	—	126	24
Construction and land loans	—	—	—	122	—	122	1,188

Total recoveries	1,651	—	1,651	1,819	—	1,819	2,622
Net charge-offs	(88,568)	—	(88,568)	(115,106)	(991)	(116,097)	(44,909)

Balance at end of period	$94,400	$8,209	$102,609	$117,822	$5,830	$123,652	$140,774

ALLL to period-end loans receivable outstanding			1.73%			2.21%	2.55%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			1.76%			2.29%	2.63%
Provision for loan and lease losses to net charge-offs			76.24%			85.25%	119.49%
Net charge-offs on an annualized basis to average loans receivable outstanding			1.55%			2.08%	0.85%
ALLL to net charge-offs on an annualized basis			115.85%			106.51%	313.47%

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the internal allocation of Doral Financial’s allowance for loans and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table NN — Allocation of allowance for loan and lease losses

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Consumer:
Residential mortgage	$58,369	56%	$56,487	62%	$51,814	67%
FHA/VA guaranteed residential mortgage	—	2%	—	3%	—	3%
Other consumer	4,806	1%	5,756	1%	6,955	1%

Total consumer	63,175	59%	62,243	66%	58,769	71%

Lease financing receivables	151	—%	518	—%	1,383	—%
Commercial real estate	12,908	14%	29,712	14%	21,883	13%
Commercial and industrial	8,628	21%	6,153	12%	4,281	6%
Construction and land	17,747	6%	25,026	8%	54,458	10%

Total	$102,609	100%	$123,652	100%	$140,774	100%

As of December 31, 2011, the Company’s allowance for loan and lease losses was $102.6 million, a decrease of $21.1 million from $123.7 million as of December 31, 2010. This decrease was driven by a reduction in the allowance of loan and lease losses of $16.8 million in commercial real estate, $7.3 million in construction and land portfolio, and $1.9 million in residential mortgage loans, related to charge offs of previously reserved loans and foreclosure process upon the receipt of updated valuations on properties securing these loans. This decrease was partially offset by an increase in the allowance of loan and lease losses of $2.5 million on the commercial and industrial portfolio resulting from the increase on non-performing loans due to economic distress in Puerto Rico.

The provision for loan and lease losses for the year ended December 31, 2011 decreased by $31.5 million to $67.5 million compared to $99.0 million the same period in 2010. This decrease is related to a reduction of $19.2 million in the commercial real estate; $3.9 million in non-FHA/VA residential mortgage; $2.7 million in the construction and land portfolio; $2.7 million in the other consumer portfolio; and $2.0 million on the commercial and industrial portfolio. The decrease on the provision for loan and lease losses is primarily due to the decrease in the rate of credit quality deterioration in the loan portfolio as the improving gross domestic product trend was reflected in borrower performance. In addition, there were several specific loans, or transactions, that resulted in significant provisions in 2010 for which there was no comparable change in 2011. Specifically, in 2010, a large commercial real estate loan on an operating hotel in Puerto Rico was classified as non-performing and resulted in a provision of approximately $8.4 million. In addition, in 2010, a portfolio of loans was transferred to a third party at a price that resulted in additional provisions of approximately $12.7 million.

The provision for loan and lease losses for the year ended December 31, 2010, reflected an increase of $45.3 million compared to the corresponding 2009 period, primarily in non- FHA/VA residential mortgage, commercial real estate and construction and land portfolios. The provision for loan and lease losses for the residential mortgage portfolio increased by $12.3 million, or 52.9%, for the year ended December 31, 2010, when compared to the corresponding 2009 period. This increase was driven by: (i) an increase of $6.8 million due to TDRs individually evaluated for impairment; (ii) an increase of $3.0 million related to the impact of net charge offs on the allowance; (iii) $6.3 million due to transfers of foreclosed loans to OREO; and this was partially offset by $3.8 million due to delinquency improvement.

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

The provision for loan and lease losses on the construction and land loan portfolio increased $10.7 million during 2010 primarily due to the sale of a construction portfolio to a third party during the third quarter of 2010 that resulted in additional provisions of $12.7 million, this offset by the release of $2.0 million in reserve as one project loan was worked-out.

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

The allowance for loan and lease losses for the year ended December 31, 2010, was reduced by net charge-offs of $116.1 million, which included $35.8 million related to the sale of certain construction loans, $8.8 million related to a classified participation interest, $31.0 million related to partial charge-offs on residential mortgage loans during the period, $8.9 million related to other consumer loans as those rolled to the 120+ delinquency bucket, as well as charge-offs of previously reserved balances as a confirmed loss determinations are reached. Net charge offs on residential mortgage loans increased due to the implementation in 2010 of the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loan and lease losses.

The allowance for loan and lease losses coverage ratios and adjusted coverage ratios as of December 31, 2011 and 2010 were as follows:

Table OO — Allowance for loans and lease losses coverage ratios

	December 31, 2011				December 31, 2010
	ALLL Plus Partial Charge-offs, Credit Related Discounts and Deferred Fees, Net as a % of:(1)		ALLL as a % of:		ALLL Plus Partial Charge-offs, Credit Related Discounts and Deferred Fees, Net as a % of:(1)		ALLL as a % of:
	Loans(2)	NPLs(3)(4)	Loans	NPLs	Loans(2)	NPLs(3)(4)	Loans	NPLs
Consumer
Residential mortgage	3.78%	27.44%	1.75%	19.65%	3.14%	37.28%	1.62%	20.19%
Consumer	13.71%	1,360.22%	13.48%	1,565.47%	11.26%	1,436.08%	11.17%	1,424.36%

Total consumer	3.88%	28.89%	1.87%	21.25%	3.28%	39.38%	1.76%	22.23%
Financing leases receivables	2.28%	335.56%	2.04%	335.56%	11.96%	139.14%	10.77%	124.85%
Commercial
Commercial real estate	5.93%	23.11%	1.54%	7.63%	6.32%	23.89%	3.81%	15.43%
Commercial and industrial	0.79%	283.60%	0.70%	304.23%	1.15%	289.63%	0.97%	243.93%
Construction and land	16.84%	45.59%	4.69%	18.08%	9.37%	26.91%	5.46%	16.83%

Total commercial	5.31%	34.81%	1.61%	14.54%	5.37%	26.96%	3.25%	17.70%

Total(5)	4.49%	31.97%	1.76%	18.08%	4.02%	32.36%	2.29%	19.79%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.

(2)

Reflects partial charge-offs, credit related discounts and deferred fees, net on loans receivable of $70.6 million, and $54.2 million in the residential mortgage portfolio; $39.2 million, and $21.1 million in commercial real estate; and $55.3 million, and $19.8 million in construction and land portfolios as of December 31, 2011 and 2010, respectively.

(3)

Reflects partial charge-offs, credit related discounts and deferred fees, net on non-performing loans of $31.9 million, and $17.7 million in the residential mortgage portfolio; $34.1 million, and $19.6 million in commercial real estate; and $49.6 million, and $17.8 million in construction and land portfolios as of December 31, 2011 and 2010, respectively.

(4)	Excludes $2.0 million, and $2.7 million of non-performing loans classified as held for sale as of December 31, 2011 and 2010, respectively.

(5)	Excludes FHA/VA guaranteed loans and loans on saving deposits.

After consideration of partial charge-offs, credit related discounts and deferred fees, net, the adjusted total coverage ratio as a percentage of loans increased 47 basis points to 4.49% in December 31, 2011 from 4.02% in December 31, 2010. The increase on the coverage ratio considering partial charge-offs, credit related discounts and deferred fees as a percentage of loans was affected by the increase in partial charge-offs, and an increase on the loan portfolio, and the decrease in the allowance of loan and lease losses. The increase in partial charge-offs was related to the non-FHA/VA residential mortgage ($18.2 million), commercial real estate ($17.7 million) and construction and land ($35.1 million). The increase on the loan portfolio was driven by the U.S. operations, which due to the performance of that portfolio, does not require significant reserves. The decrease in the ALLL is due to charge-offs recorded previously and stabilizing credit quality deterioration in Puerto Rico.

The coverage ratio considering partial charge-offs, credit related discounts and deferred fees as a percentage of non-performing loans decreased 39 basis points to 31.97% from 32.36% as of December 31, 2011 and 2010, respectively. The decrease of 39 basis points as a percentage of non-performing loans is the net effect of an increase in non-FHA/VA residential mortgage non-performing loans and an increase in partial charge offs, net of a decrease in non-performing commercial real estate and construction and land loans.

Doral discontinued new construction lending in Puerto Rico in 2007, new commercial real estate and commercial and industrial lending in Puerto Rico in 2008, and significantly tightened its residential underwriting standards in 2009.

Doral’s seasoned vintages, where problems have been identified and addressed in previous periods, require smaller additional provisions at this time. During 2011, the Company recorded charge-offs amounting to $33.5 million in collateral dependent loans as a result of the difference between the loans’ balance and the estimated fair value of the property collateralizing the loans. The Company recorded a charge-off of $35.8 million during 2010, on loans sold to a third party during the third quarter of 2010 in exchange for cash and a note receivable of $96.9 million. Doral reports the $96.9 million note received as a construction loan.

The allowance for loan and lease losses was 1.76% of period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits) at December 31, 2011, a decrease of 53 basis points compared with 2.29% at December 31, 2010. The allowance for loan and lease losses to non-performing loans (excluding non-performing loans held for sale) was 18.08%, a decrease of 171 basis points compared to 19.79% as of December 31, 2010.

Mortgage lending is the Company’s principal line of business and has historically reflected significant recoveries and low levels of losses. Non-performing residential mortgage loans excluding FHA/VA guaranteed loans increased $17.8 million, or 6.35%, and the related allowance for loan and lease losses decreased $1.9 million, or 3.33% during the year ended December 31, 2011 compared with 2010. In 2011, charge-offs of residential mortgage loans were driven by the Company’s real estate valuation policy under which the Company obtains assessments of collateral value for residential mortgage loans that are over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loans and lease losses.

The construction and land loan portfolio decreased $80.2 million, and non-performing construction and land loans decreased $50.6 million during the year ended December 31, 2011, largely due to charge-offs of $31.1 million and foreclosures. These decreases have a direct impact on the reduction of the ALLL assigned to this portfolio and the unadjusted coverage ratio decline. The construction and land loans portfolio decreased $93.2 million for the year ended December 31, 2010 mainly due to charge-offs of $55.9 million. For the year ended December 31, 2010, construction and land NPLs decreased $158.2 million as a result of the sale of construction loan portfolio that included approximately $108.5 million non-performing loans as of December 31, 2010.

There were also certain restructures and a reduction in non-performing U.S. construction loans of $20.0 million as one large loan was worked out, that significantly affects the 2010 coverage ratio.

The commercial real estate loan portfolio increased $53.1 million during 2011 compared to December 31, 2010. The increase was driven by the U.S. operations which increased by $110.0 million, partially offset by a decrease of $56.9 million in the P.R. operations. The combined effect of the $24.9 million decrease in non-performing commercial real estate loans and net charge-offs of $22.6 million had a positive effect on the coverage ratios for 2011.

The following table presents the Company’s recorded investment in impaired loans and the related ALLL:

Table PP — Impaired loans and related allowance

	December 31, 2011	December 31, 2010(1)
	(In thousands)
Impaired loans with allowance	$1,109,297	$858,358
Impaired loans without allowance	249,233	401,298

Total impaired loans	$1,358,530	$1,259,656

Related allowance	$74,265	$68,693
Average impaired loan portfolio	$1,168,140	$987,829

(1)	Includes $65.7 million of impaired loans not previously reported as impaired as identified by management’s review of all modified loans.

Historically, Doral reduced the reported balance of collateral dependent commercial, construction and land loans (a loan is collateral dependent when the loan collateral is considered the likely source of repayment of a delinquent loan) by a charge to the ALLL upon receipt of a current market appraisal value. As a result of significant delays in receiving new market value appraisals on Puerto Rico property, Doral has developed a methodology to estimate market values for all commercial real estate, construction and land properties, based upon the changes in market values in new appraisals received. Based on this new practice, during the year ended December 31, 2011, the Company recorded charge-offs amounting to $30.1 million due to the difference between the loan balance before the charge-offs and the estimated fair value of the property collateralizing the loan.

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

Internal Control Over Financial Reporting

For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2011, please refer to Part II, Item 9A. Controls and Procedures.

Liquidity Risk

For a discussion of the risks associated with Doral Financial’s ongoing need for capital to finance its lending, servicing and investing activities, please refer to “Liquidity and Capital Resources” above.

General Business and Economic Conditions; Puerto Rico Economy and Fiscal Condition

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

Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the United States economy. Dramatic declines in the United States housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.

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

The Company’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006 a fiscal year in which Puerto Rico’s gross national product grew by only 0.5%. Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 4.0% and 3.8%, respectively, for fiscal years 2007, 2008, 2009 and 2010. According to the Puerto Rico Planning Board’s latest projections made in March 2011, Puerto Rico’s real gross national product was projected to have contracted by 1.0% during fiscal year 2011. Puerto Rico’s real gross national product for fiscal year 2012, however, is projected to grow by 0.7%.

According to data published by the Puerto Rico Department of Labor, the number of persons employed in Puerto Rico during fiscal year 2011 averaged 1,077,000, a decrease of 2.3% compared to the previous fiscal year; and the unemployment rate averaged 15.9%. During the first four months of fiscal year 2012, total employment averaged 1,067,500, a decline of 1.2% with respect to the same period of the prior fiscal year; and the unemployment rate averaged 16.1%.

Since 2000, the Government of Puerto Rico has experienced a structural imbalance between recurring government revenues and total expenditures. The structural imbalance was exacerbated during fiscal years 2008 and 2009, with recurring government expenditures significantly exceeding recurring government revenues. Prior to fiscal year 2009, the Puerto Rico government bridged the deficit resulting from the structural imbalance through the use of non-recurring measures, such as borrowing from the Government Development Bank for Puerto Rico or in the bond market, postponing the payment of various government expenses, such as payments to suppliers and utilities providers, and other one-time measures such as the use of derivatives and borrowings collateralized with government assets such as real estate and uncollected General Fund revenues. Since March 2009, the government has taken multiple steps to address and resolve the structural imbalance.

For fiscal year 2009, the deficit was approximately $3.3 billion, consisting of the difference between revenues and expenses for such fiscal year. For fiscal year 2010, the deficit was approximately $2.1 billion (excluding certain debt service that was refinanced) and the deficit for fiscal year 2011 was approximately $1.0 billion (excluding certain debt service that was refinanced). The deficit for fiscal year 2012 has been estimated at $610 million. Measures that the Government of Puerto Rico has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the Government of Puerto Rico is the largest source of employment in Puerto Rico, these measures have had the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle.

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

For additional information relating to the fiscal situation and challenges of the Government of Puerto Rico and various initiatives it has undertaken during the last three fiscal years, refer to the sections titled “Fiscal Condition,” “Fiscal Stabilization Plan,” “Economic Reconstruction Plan,” “Economic Development Plan,” and

“Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement System,” under “Business-The Commonwealth” in item 1 of this Annual Report on Form 10-K for the year ended December 31, 2011.

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

MISCELLANEOUS

Refer to Note 2 of the accompanying financial statements for a discussion of changes in accounting standards adopted in the 2011 consolidated financial statements.

CEO and CFO Certifications

Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

In addition, in 2011 Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

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

Disclosure Controls and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the annual assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes controls over the preparation of financial statements to comply with the reporting requirements of Section 112 of FDICIA.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses. Specifically, the Company did not maintain effective controls to reasonably assure that (i) all residential second mortgages and all commercial real estate loans valuations were obtained and processed accurately so that all the property value updates received were reflected as charge-offs or in the estimate of the allowance for loan and lease losses in a timely manner, and (ii) the allowance for loan and lease losses estimate is adequately reviewed and that underlying data is properly reconciled. The control deficiency related to the accurate and timely processing of new residential and commercial real estate valuations resulted in the Company’s reducing the amount of loans by $10.1 million and reducing the allowance for loan and lease losses by $10.1 million in the December 31, 2011 consolidated financial statements from the amounts reported in Doral’s January 19, 2012 earnings release. These control deficiencies could have resulted in a misstatement of the Company’s allowance for loan and lease losses and the related provision for loan losses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

As a result of the existence of these material weaknesses, management has concluded that as of December 31, 2011 the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control —Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses that Existed as of December 31, 2011

The following describes the continuing remediation efforts that are being undertaken by Doral Financial to address the material weaknesses in the Company’s internal control over financial reporting that existed as of December 31, 2011:

To remediate the material weakness for residential second mortgages and commercial real estate loan valuations receipt and processing, management will clearly define the charge-off calculation, revise the charge-off documentation to clearly define the amount of the charge-off and the responsibility of completing the charge-off forms, retrain those responsible for calculating the charge-off, and design the process and establish written procedures to ensure that all new valuations are obtained timely and are considered in identifying loan charge-offs and in estimating the allowance for loan and lease losses and such charge-offs and loan loss provisions are timely recorded in the accounting records. To remediate the material weakness regarding the adequate review of the allowance for loan and lease losses estimate and the reconciliation of the underlying data, management will adopt specific policies and procedures that clearly delineate the respective roles, responsibilities and tasks over the preparation of the allowance for loan and lease losses estimate, including specific procedures to ascertain the completeness and accuracy of the data underlying the calculation, and ensure that each individual’s work is properly reviewed and such review is documented.

The Company believes that the remediation efforts described will improve Doral’s internal control over financial reporting and its disclosure controls and procedures. Doral’s management, with the oversight of the Audit Committee, will complete the work necessary to remedy the identified material weaknesses in the Company’s internal control over financial reporting as expeditiously as possible.

Other considerations

Due to these material weaknesses, management performed additional analysis and other post-closing procedures to ensure that the financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s’ financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

The material weaknesses noted above were changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) identified during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On March 26, 2012 Doral Financial Corporation jointly with each of its Puerto Rico operating subsidiaries (the “Company”) entered into a Closing Agreement with the Commonwealth of Puerto Rico (the “Agreement”) in which the Commonwealth of Puerto Rico recognized a prepayment of income taxes of approximately $230 million from the Company related to the past overpayment of taxes. In accordance to the Agreement, the Company has a present claim on the overpayment to the Commonwealth of Puerto Rico that is not dependent on its future earnings. The Agreement also clarifies that the pre-paid tax asset survives in the event of a change in control of the Company or any of its Puerto Rico operating subsidiaries and can be apportioned among and used by the Company or any of its Puerto Rico subsidiaries. The Agreement supersedes and replaces the previous Closing Agreements between the Company and the Commonwealth of Puerto Rico in which the Company’s recovery of amounts related to the overpayment of taxes was in the form of an amortizing deferred tax asset which was used as an expense to reduce taxable income. The Company estimates it will recognize a tax benefit relating to the execution of the Agreement of approximately $100 million due to release of the associated deferred tax asset reserves, and will increase its reported Tier 1 regulatory capital by approximately $200 million. In the Agreement the Company committed to expand its Home Preservation Program by $50 million to allow Puerto Rico families to restructure or refinance their existing loans to remain in their homes, and to participate in a Puerto Rico government program to lend to small businesses. The Federal Reserve and the Federal Deposit Insurance Corporation have supervisory oversight authority over the Company and Doral Bank, including the quality of our Tier I regulatory capital, and as such the Federal Deposit Insurance Corporation or Federal Reserve in the future can seek to reduce our Tier 1 regulatory capital.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is hereby incorporated by reference to the sections titled “Election of Directors,” “Corporate Governance,” “Executive Officers,” “The Corporate Governance and Nominating Committee; Nomination of Directors,” “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2011 fiscal year.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the sections titled “2011 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” (including “Compensation Committee Report,” and the various compensation tables), “Equity Compensation Plan Information”, and “Potential Payments upon Termination or Change in Control” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2011 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of this information required by this Item 12 is hereby incorporated by reference to the section titled “Security Ownership of Management, Directors and Principal Holders,” “Long Term Compensation-Equity Based Awards” and “Outstanding Equity Awards at Fiscal Year-End Table” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2011 fiscal year. For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to Note 35, “Stock Options and Other Incentive Plans” of the accompanying consolidated financial statements of Doral Financial, which are included as an Exhibit in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item 13 is hereby incorporated by reference to the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2011 fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2011 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 29, 2012, are included herein beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011, 2010 and 2009

•	Notes to consolidated financial statements

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

141

Exhibit Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

Exhibit Number	Description
4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Order to Cease and Desist issued by the Board of Governors of the Federal Reserve System on March 16, 2006. (Incorporated herein by reference to exhibit number 99.2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on March 17, 2006).

10.2	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to exhibit number 10.1 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.3	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation, dated February 19, 2008. (Incorporated herein by reference to exhibit number 99-2 of Doral Financial’s Current Report of Form 8-K filed with the Commission on February 22, 2008).

10.4	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

10.5	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.6	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006).

10.7	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

10.8	Securityholders and Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holdings Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

Exhibit Number	Description
10.9	Advisory Services Agreements, dated as of July 19, 2007, between Doral Financial Corporation and Bear Stearns Merchant Manager III, L.P. (Incorporated herein by reference to exhibit number 10.2 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.10	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.11	Employment Agreement, dated as of March 16, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

10.12	Summary of Doral Financial’s 2007 Key Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Doral Financial’s Registration Statement of Form S-4 filed with the Commission on September 29, 2009).

10.13	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP, Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.14	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.15	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.16	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.17	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.18	Amendment No. 1 to Securityholders and Registration Rights Agreement between Doral Financial Corporation and Doral Holdings Delaware, LLC dated as of August 5, 2010. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 10, 2010).

10.19	Form of Restricted Stock Award Agreement for Directors of Doral Financial Corporation under the 2008 Stock Incentive Plan. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on January 24, 2011).

10.20	Amendment to Employment Agreement between the Company and Robert E. Wahlman dated August 10, 2011 (Incorporated herein by reference to Exhibit 10.22 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Commission on August 16, 2011).

10.21	Employment Agreement between the Company and Ronald Stewart dated as of September 7, 2011 (Incorporated herein by reference to Exhibit 10.23 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 14, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit Number	Description

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	List of Doral Financial’s Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant) /s/ Glen R. Wakeman

Glen R. Wakeman
Chief Executive Officer and President

Date: March 30, 2012	/s/ Robert E. Wahlman

Robert E. Wahlman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman	Chief Executive Officer and President	3/30/2012
Glen R. Wakeman

/s/ Robert E. Wahlman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	3/30/2012
Robert E. Wahlman

/s/ Dennis G. Buchert	Director	3/30/2012
Dennis G. Buchert

/s/ James E. Gilleran	Director	3/30/2012
James E. Gilleran

/s/ Douglas L. Jacobs	Director	3/30/2012
Douglas L. Jacobs

/s/ David E. King	Director	3/30/2012
David E. King

/s/ Gerard L. Smith	Director	3/30/2012
Gerard L. Smith

Doral Financial Corporation Index Page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Doral Financial Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because of material weaknesses in internal control over financial reporting related to the Company not maintaining effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 29, 2012

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. 216 Expires Dec. 1, 2013

Stamp E16191 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
	(Dollars in thousands, except for per share data)
ASSETS
Cash and due from banks	$309,122	$353,177
Money market deposits	—	30,034
Restricted cash	180,124	129,215
Securities held for trading, at fair value	44,803	45,029
Securities available for sale, at fair value (includes $318,639 and $743,843 pledged as collateral at December 31, 2011 and 2010, respectively, that may be repledged)	483,189	1,505,065
Federal Home Loan Bank of New York stock, at cost	69,660	78,087

Total investment securities	597,652	1,628,181
Loans:
Loans held for sale, at lower of cost or market (includes $109,114 and $121,988 pledged as collateral at December 31, 2011 and 2010, respectively, that may be repledged)	318,271	319,269
Loans receivable (includes $175,709 and $180,447 pledged as collateral at December 31, 2011 and 2010, respectively, that may be repledged)	5,922,983	5,588,571
Less: Allowance for loan and lease losses	(102,609)	(123,652)

Total net loans receivable	5,820,374	5,464,919

Total loans, net	6,138,645	5,784,188
Accounts receivable	36,426	28,704
Mortgage-servicing advances	61,795	51,462
Accrued interest receivable	38,352	38,774
Servicing assets, net	112,303	114,342
Premises and equipment, net	100,256	104,053
Real estate held for sale, net	121,153	100,273
Deferred tax asset, net	111,006	105,712
Other assets	168,331	178,239

Total assets	$7,975,165	$8,646,354

LIABILITIES
Deposits:
Non interest-bearing deposits	$296,303	$276,173
Other interest-bearing deposits	1,940,605	1,983,092
Brokered deposits	2,157,808	2,377,153

Total deposits	4,394,716	4,636,418
Securities sold under agreements to repurchase	442,300	1,176,800
Advances from the Federal Home Loan Bank	1,241,583	901,420
Loans payable	285,905	304,035
Notes payable	506,766	513,958
Accrued expenses and other liabilities	263,741	251,528

Total liabilities	7,135,011	7,784,159
Commitments and contingencies (Note 32)
STOCKHOLDERS’ EQUITY

Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2011 and December 31, 2010, respectively.

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 128,295,756 shares issued and outstanding at December 31, 2011 (127,293,756 shares issued and outstanding at December 31, 2010)	1,283	1,273
Additional paid-in capital	1,222,983	1,219,280
Legal surplus	23,596	23,596
Accumulated deficit	(758,550)	(738,199)
Accumulated other comprehensive (loss) income, net of income tax benefit of $74 and expense of $1,332 at December 31, 2011 and 2010, respectively	(1,240)	4,163

Total stockholders’ equity	840,154	862,195

Total liabilities and stockholders’ equity	$7,975,165	$8,646,354

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except for per share data)
Interest income:
Loans	$324,557	$318,576	$321,384
Mortgage-backed and investment securities	30,061	69,785	124,266
Interest-only strips	6,025	6,186	6,142
Other interest-earning assets	4,312	6,974	6,473

Total interest income	364,955	401,521	458,265
Interest expense:
Deposits	88,286	110,838	125,133
Securities sold under agreements to repurchase	21,119	52,654	70,712
Advances from Federal Home Loan Bank	37,129	47,155	62,948
Loans payable	5,964	6,742	9,881
Notes payable	26,224	23,513	20,752
Other short-term borrowings	—	15	1,212

Total interest expense	178,722	240,917	290,638

Net interest income	186,233	160,604	167,627
Provision for loan and lease losses	67,525	98,975	53,663

Net interest income after provision for loan and lease losses	118,708	61,629	113,964
Non-interest income (loss):
Total other-than-temporary impairment losses	(8,485)	(44,717)	(105,377)
Portion of loss recognized in other comprehensive income (before taxes)	4,195	30,756	77,800

Net credit related OTTI losses	(4,290)	(13,961)	(27,577)
Net gain (loss) on sales of investment securities available for sale	27,467	(93,713)	34,916
Net gain on loans securitized and sold and capitalization of mortgage servicing	34,066	20,375	13,863
Retail banking fees	27,211	28,595	29,088
Servicing income (net of mark-to-market adjustments)	18,479	20,906	29,337
Insurance agency commissions	13,279	13,306	12,024
Net gain (loss) on trading activities	3,835	13,676	(7,492)
Net loss on early repayment of debt	(3,068)	(7,749)	—
Other income	5,407	4,489	3,042

Total non-interest income (loss)	122,386	(14,076)	87,201
Non-interest expense:
Compensation and benefits	73,431	75,080	68,724
Professional services	40,360	53,902	31,582
Occupancy expense	19,056	17,658	15,232
Communication expense	15,145	17,019	16,661
FDIC insurance expense	14,316	19,833	18,238
Depreciation and amortization	13,228	12,689	12,811
Electronic data processing expense	12,480	14,197	13,727
Taxes, other than payroll and income taxes	11,645	11,177	10,051
Corporate insurance	5,669	5,664	4,662
Other	23,912	33,271	27,030

	229,242	260,490	218,718
Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	10,122	11,004	10,526
Other real estate owned expenses	10,713	40,711	14,542
Net loss for Lehman Brothers, Inc. claim receivable	—	12,359	—

Total non-interest expense	250,077	324,564	243,786

Loss before income taxes	(8,983)	(277,011)	(42,621)
Income tax expense (benefit)	1,707	14,883	(21,477)

Net loss	$(10,690)	$(291,894)	$(21,144)

Net loss attributable to common shareholders(1)(2)	$(20,350)	$(274,418)	$(45,613)

Net loss per common share(1)(2)	$(0.16)	$(2.96)	$(0.81)

(1)

For the years ended December 31, 2011, 2010 and 2009, net loss per common share represents basic and diluted loss per common share, respectively, for each of the periods presented. Refer to Note 36 for additional information regarding net loss attributable to common shareholders.

(2)

For the years ended December 31, 2010 and 2009, net loss per common share included an income of $26.6 million and a loss of $8.6 million, respectively, related to the effect of the preferred stock exchange. Refer to Note 36 for additional information.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPRENHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net loss	$(10,690)	$(291,894)	$(21,144)

Other comprehensive loss, before tax:
Unrealized gains on securities arising during the period	6,277	58,812	104,851
Non-credit portion of OTTI losses	(4,195)	(30,756)	(77,800)
Reclassification of net realized (gains) losses included in net loss	(11,321)	102,873	(20,377)

Other comprehensive (loss) income on investment securities, before tax	(9,239)	130,929	6,674
Income tax benefit (expense) related to investment securities	1,405	(19,660)	(1,001)

Other comprehensive (loss) income on investment securities, net of tax	(7,834)	111,269	5,673
Other comprehensive income on cash flow hedges(1)	2,431	4,375	6,063

Other comprehensive (loss) income	(5,403)	115,644	11,736

Comprehensive loss	$(16,093)	$(176,250)	$(9,408)

Accumulated other comprehensive (loss) income, net of tax
Other comprehensive income (loss) on investment securities	$3,144	$10,741	$(37,726)
Other comprehensive losses on investment securities on which OTTI has been recognized	(3,566)	(3,329)	(66,131)

Total other comprehensive (loss) income on investment securities	(422)	7,412	(103,857)
Other comprehensive loss on cash flow hedge(1)	(818)	(3,249)	(7,624)

Total accumulated other comprehensive (loss) income, net of tax	$(1,240)	$4,163	$(111,481)

(1)

As of December 31, 2011, 2010 and 2009, other comprehensive income on cash flow hedges includes $0.3 million, $1.3 million and $3.0 million, respectively of amounts related to a deferred tax asset valuation allowance.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Preferred Stock:
Balance at beginning of year	$352,082	$415,428	$573,250
Preferred stock issued (mandatorily convertible)	—	171,000	—
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	(48,687)	(30,862)
Cumulative convertible	—	(14,659)	(126,960)
Mandatorily convertible	—	(171,000)	—

Balance at end of year	352,082	352,082	415,428
Common Stock:
Balance at beginning of year	1,273	621	538
Common stock issued/converted:
Restricted stock issued	10	—	—
Noncumulative nonconvertible	—	40	14
Cumulative convertible	—	12	69
Mandatorily convertible	—	600	—

Balance at end of year	1,283	1,273	621
Additional Paid-In Capital:
Balance at beginning of year	1,219,280	1,010,661	849,172
Restricted stock issued	(10)	—	—
Stock-based compensation recognized	3,713	1,510	94
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	17,010	5,697
Cumulative convertible	—	19,699	155,698
Mandatorily convertible	—	170,400	—

Balance at end of year	1,222,983	1,219,280	1,010,661
Legal Surplus	23,596	23,596	23,596
Accumulated Deficit:
Balance at beginning of year	(738,199)	(463,781)	(418,168)
Net loss	(10,690)	(291,894)	(21,144)
Dividend accrued on preferred stock	(9,661)	(9,109)	(7,516)
Dividend obligations on preferred stock	—	—	(8,325)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	—	31,637	23,917
Cumulative convertible	—	(5,052)	(32,545)

Balance at end of year	(758,550)	(738,199)	(463,781)
Accumulated Other Comprehensive (Loss) Income, Net of Tax:
Balance at beginning of year	4,163	(111,481)	(123,217)
Other comprehensive (loss) income, net of deferred tax	(5,403)	115,644	11,736

Balance at end of year	(1,240)	4,163	(111,481)

Total stockholders’ equity	$840,154	$862,195	$875,044

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,690)	$(291,894)	$(21,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	3,713	1,510	94
Depreciation and amortization	13,228	12,689	12,811
Mark-to-market adjustment of servicing assets	12,074	12,087	3,131
Deferred tax (benefit) expense	(3,753)	7,452	(10,029)
Provision for loan and lease losses	67,525	98,975	53,663
Provision for real estate held for sale losses	6,757	31,581	13,309
Provision for credit related losses	6,438	8,461	9,440
Net loss on Lehman Brothers, Inc. claim receivable	—	12,359	—
Impairment of other assets	—	482	—
Net loss on sale of premises and equipment	—	—	16
Loss (gain) on sale of real estate held for sale	750	4,921	(502)
Net premium amortization on loans, investment securities and debt	20,750	17,043	7,920
Origination and purchases of loans held for sale	(421,094)	(403,748)	(459,844)
Principal repayments and sales of loans held for sale	39,817	94,650	416,197
(Gain) loss on sale of investment securities	(54,026)	81,826	(41,296)
Net OTTI losses	4,290	13,961	27,577
Net loss on early repayment of debt	3,068	7,749	—
Unrealized loss on trading securities	44	127	16,108
Purchases of securities held for trading	—	(36,586)	(200,042)
Principal repayment and sales of securities held for trading	569,973	453,104	816,803
Amortization and net gain on the fair value of IOs	373	1,473	6,456
Unrealized (gain) loss on derivative instruments	(172)	2,032	648
(Increase) decrease in derivative instruments	(524)	(2,099)	247
Change in restricted cash	(50,909)	33,941	92,900
(Increase) decrease in accounts receivable	(7,722)	19,415	(5,281)
Increase in mortgage servicing advances	(10,333)	(31,870)	(1,283)
Decrease in accrued interest receivable	422	3,092	1,068
Decrease (increase) in other assets	17,672	(49,394)	(243,538)
Increase (decrease) in accrued expenses and other liabilities	68,909	100,805	(219,401)

Total adjustments	287,270	496,038	297,172

Net cash provided by operating activities	276,580	204,144	276,028

Cash flows from investing activities:
Purchases of securities available for sale	(905,378)	(1,605,414)	(2,486,297)
Principal repayment and sales of securities available for sale	1,931,566	2,893,431	3,132,457
Proceeds (purchases) from sale (acquisition) of FHLB stock	8,427	48,198	(8,347)
Originations, purchases and repurchases of loans receivable	(1,440,259)	(1,138,400)	(866,626)
Principal repayment of loans receivable	697,289	666,585	304,192
Proceeds from sales of servicing assets	—	192	159
Purchases of premises and equipment	(9,131)	(14,653)	(9,226)
Proceeds from sale of premises and equipment	—	—	143
Proceeds from sales of real estate held for sale	43,107	33,553	35,271

Net cash provided by investing activities	325,621	883,492	101,726

Cash flows from financing activities:
(Decrease) increase in deposits	(241,702)	(18,661)	231,765
(Decrease) increase in securities sold under agreements to repurchase	(219,500)	(976,211)	237,815
Proceeds from advances from FHLB	185,000	800,000	507,000
Repayment of advances from FHLB	(309,000)	(1,505,500)	(523,480)
Fees paid on debt exchange and early repayment of debt	(65,367)	—	—
Proceeds from other short-term borrowings	—	345,000	2,996,000
Repayment of other short-term borrowings	—	(455,000)	(3,237,600)
Repayment of secured borrowings	(18,130)	(33,001)	(29,740)
Proceeds from notes payable	—	250,000	—
Repayment of notes payable	(7,591)	(7,054)	(6,357)
Issuance of common stock	—	171,000	—
Payment associated with conversion of preferred stock	—	—	(4,972)
Dividends paid	—	—	(8,325)

Net cash (used in) provided by financing activities	(676,290)	(1,429,427)	162,106

Net (decrease) increase in cash and cash equivalents	$(74,089)	$(341,791)	$539,860
Cash and cash equivalents at beginning of period	383,211	725,002	185,142

Cash and cash equivalents at the end of period	$309,122	$383,211	$725,002

Cash and cash equivalents includes:
Cash and due from banks	$309,122	$353,177	$725,002
Money market deposits	—	30,034	—

	$309,122	$383,211	$725,002

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental schedule of non-cash activities:
Loan securitizations	$543,413	$404,631	$430,938

Loans transferred to real estate held for sale	$75,760	$90,353	$81,904

Capitalization of servicing assets	$10,035	$8,128	$7,387

Reclassification of loans held for investment portfolio to the held for sale portfolio	$106,925	$127,557	$6,055

Reclassification of loans held for sale portfolio to the held for investment portfolio	$614	$210	$6,558

Substitution of securities sold under agreement to repurchase with FHLB with advances from FHLB	$515,000	$—	$—

Supplemental information for cash flows:
Cash used to pay interest	$185,847	$244,944	$303,460

Cash used to pay income taxes	$10,976	$8,821	$5,282

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.	Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking, mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank”), Doral Bank, FSB (through September 30, 2011), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank controls three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity incorporated to dispose of a real estate project of which Doral Bank took possession during 2005. Doral Money consolidates two variable interest entities (“VIEs”) created during 2010 for the purpose of entering into a collateralized loan arrangement with a third party.

Effective on October 1, 2011, the Company completed an internal reorganization by merging its two depository institution subsidiaries, Doral Bank, FSB (an FDIC-insured federal savings bank with its main office in New York, New York) and Doral Bank (an FDIC-insured Puerto Rico commercial bank with its executive offices in San Juan, Puerto Rico). Doral Bank was the surviving institution in the merger and the main office and branch offices of Doral Bank, FSB located in the states of New York and Florida are now operating as branches of Doral Bank.

During 2008, Doral Investment International, LLC (“Doral Investment”) was organized to become a new subsidiary of Doral Bank. Currently, Doral Investment is not operational.

The accompanying consolidated financial statements include the accounts of Doral Financial Corporation and its wholly-owned subsidiaries. The Company’s accounting and reporting policies conform to the generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reflected in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

2.	Summary of Significant Accounting Policies

The following summarizes the most significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reported periods. Because of uncertainties inherent in the estimation process, it is possible that actual results could differ from those estimates.

The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are the valuation of its mortgage servicing rights (“MSR” or “servicing asset”), interest only strips (“IOs”), repossessed assets, investment securities (including other than temporary impairment (“OTTI”)), the allowance for loan and lease losses (“ALLL”), collectability of accounts receivable, and income taxes.

Money Market Deposits

Money market deposits include time deposits and short-term investments and are carried at cost, which approximates fair value due to their short-term nature (less than three months).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Restricted cash

Restricted cash includes the minimum balance required of deposits from other financial institutions, cash and due from banks and money market deposits pledged to collateralize securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank (“FHLB”) as well as other obligations. Restricted cash also includes the principal and interest collected from the loans pledged to the secure a collateralized loan obligation entered by the Company. Restricted cash is carried at cost, which approximates fair value due to the short term nature of its components.

Other Interest-Earning Assets

Other interest-earning assets include securities purchased under agreements to resell. It is the Company’s policy to require and take possession of collateral whose fair value exceeds the balance of the related receivable. The collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. The securities underlying the agreements are not recorded in the asset accounts of the Company since the counterparties retain effective control of such securities.

Investment Securities

Investment securities are recorded on trade date basis, except for securities underlying forward purchases and sales contracts which are recorded on contractual settlement date. As of the reporting date, unsettled purchase transactions are recorded in the Company’s investment portfolio along with an offsetting liability. Unsettled sale transactions are deducted from the Company’s investment portfolio and recorded as an other asset. Investment securities are classified as follows:

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

Securities held for trading include forwards, caps and swap contracts, which are accounted for as derivative instruments. Doral Financial recognizes a derivative at the time of the execution of the contract and marks to market the contracts against current operations until settlement, as part of its trading activities. The securities underlying the forward contracts are recorded at settlement at their market value and generally classified as available for sale.

Interest income and expense arising from trading instruments are included in net interest income in the consolidated statements of operations.

Securities Held to Maturity:     Securities that the Company has the ability and intent to hold until their maturities are classified as held to maturity and reported at amortized cost.

Interest income arising from securities held to maturity is included in net interest income in the Company’s consolidated statements of operations.

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

Interest income arising from securities available for sale is included in net interest income in the Company’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Other Investment Securities:     Investments in equity that do not have readily determinable fair values are classified as other securities in the consolidated statements of financial condition. These securities are stated at cost. Stock that is owned by the Company to comply with regulatory requirements, such as FHLB stock, is included in this category.

For most of the Company’s investment securities, deferred items, including premiums, and discounts, are amortized into interest income over the contractual life of the securities adjusted for actual prepayments using the effective interest method.

Other-than-temporary impairment on investment securities available for sale

The Company performs an assessment of other-than-temporary impairment whenever the fair value of an investment security is less that its amortized cost basis at the balance sheet dates. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments.

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

The Company evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, the Company considers its intent to sell each investment security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: (i) the credit rating and related outlook or status of the securities; (ii) the creditworthiness of the issuers of the securities; (iii) the value and type of underlying collateral; (iv) the duration and level of the unrealized loss; (v) any credit enhancements and; (vi) other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The amount of estimated credit loss is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported under net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations. Loan origination fees and direct loan origination costs related to loans held for sale are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Premiums and discounts on loans classified as held for sale are not amortized as interest income while such loans are classified as held for sale. Refer to “Servicing Assets and Servicing Activities” below for a description of the sales and securitization process. Loans held for sale consist of mortgage loans and commercial real estate loans. The market value of loans held for sale is generally based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans.

The Company recognizes interest income on loans held for sale on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans held for sale are placed on non-accrual status when any portion of principal or interest is 90 days past due or more, except for residential mortgage loans which are placed in non-accrual at the time the loans are four payments past due and Federal Housing Administration (“FHA”)/Veterans Administration (“VA”) guaranteed loans which are placed in non-accrual status when the loans have ten payments in arrears. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery and the loan is accounted for on the cash or cost recovery method until it qualifies for return to accrual status. Loans return to accrual status when principal and interest become current under the terms of the loan agreement, when a loan has been restructured and the borrower has demonstrated the ability to perform in accordance with the new loan terms or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

The Company regularly reviews its loans held for sale portfolio and may transfer loans from the loans held for sale portfolio to its loans receivable portfolio. If a transfer occurs, the Company records the loan receivable at its fair value and an adjustment is charged against earnings based on the lower of aggregate cost or market value.

Loans held for sale include Government National Mortgage Association (“GNMA”) defaulted loans which have a conditional buy-back option. In the case that GNMA loans meet the specified delinquency criteria and are eligible for repurchase, for financial reporting purposes, the loans are brought back into the Company’s portfolio of loans held for sale, regardless of whether the Company intends to exercise the buy-back option. At that time, an offsetting liability is also recorded. If the Company were to exercise the buy-back option, the loans would be repurchased and the composition of the statement of financial condition would be affected. The loans would be removed from the held for sale portfolio and classified as part of the held for investment (loans receivable) portfolio, and the cash and the payable previously recorded would be reduced accordingly. If the Company were to exercise the buy-back option, it may incur a loss to the extent of any interest advanced through its servicing.

Loans Receivable

Loans receivable are those held principally for investment purposes. These consist of construction and land, residential mortgage, commercial real estate, commercial and industrial, lease financings and consumer loans which the Company does not expect to sell in the near future.

Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts) previous charge-offs, undisbursed portion of construction loans and an allowance for loan and lease losses. These items, except for the previous charge-offs, undisbursed portion of construction loans and the allowance for loan and lease losses, are deferred at inception and amortized into interest income throughout the lives of the underlying loans using the effective interest method.

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. Doral discontinues recognition of interest income when a loan receivable is 90 days delinquent on principal or interest. For mortgage loans Doral discontinues

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by FHA/VA that are placed in non-accrual when the loans have ten payments in arrears. Loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%) are not placed on non-accrual status, and Doral continues to recognize interest income. When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest are current, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. In the case of troubled debt restructuring agreements, the Company continues to place the loans in non-accrual status and reports the loans as non-performing loans unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.

Accrued interest receivable on impaired loans is reversed when a loan is placed on non-accrual status. Interest collections on non-accruing loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions. The judgment as to ultimate collectability is based upon collateral valuation, delinquency status, and management judgment of ultimate loan collectability, which may be based upon knowledge of specific borrower circumstances. Otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. The judgment as to returning a loan to accrual status considers recent collateral valuations, recent payment performance, borrowers’ other assets, and management’s estimate as to future loan performance, which may be based upon knowledge of specific borrower circumstances. Loans whose contractual terms have been modified in a TDR and are performing at the time of restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on non-accrual status and reported as non-performing until there is sustained repayment performance for a reasonable period.

For consumer loans (primarily residential real estate), all of Doral’s loss mitigation tools require that the borrower demonstrate the intent and ability to pay all principal and interest on the loan. Doral must receive at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. The Company’s loss mitigation specialists must be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances and, when all the conditions are met, the customer could be approved for a loss mitigation product. Following approval of the loss mitigation, Doral must receive from the borrower three additional consecutive payments prior to returning the loan to accrual status. Consumer loans delinquent less than 90 days that are eligible for loss mitigation products are subject to these requirements, except that the three consecutive payments prior to the restructure is waived.

For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial and construction and land loans), the loans are underwritten by the collections function. The intent and ability of the borrower to service the debt under the revised terms is studied and, if approved for the loss mitigation, the customer is placed on a six month probationary period during which the customer is required to make six consecutive payments before the loan is returned to accrual status.

The Company also engages in the restructuring and/or modifications of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”). Such restructures are identified as TDRs and accounted for as impaired loans (see Troubled Debt Restructurings below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Commercial and Construction and Land Loans’ Risk Categories

Doral evaluates commercial and construction and land loans using updated debt service coverage ratios and loan-to-value (“LTV”), where applicable, and rates each one as pass (there are three grades of pass), special mention, substandard, doubtful, or loss, as defined by Doral’s internal loan risk rating system. The system is designed to be a tool for senior management to manage the Company’s credit risk and provide an early warning system for the negative migration of credits. The system also provides for recognition of improvement in credits. Each commercial and construction credit facility over $1.0 million is assigned a grade that takes into consideration factors that materially affect credit quality. Facilities under $1.0 million are automatically classified based on delinquency status. Doral’s Loan Review Department analyzes and reclassifies commercial or construction loans in accordance with their conclusion of the loan’s credit risk and condition. The ratings of credit facilities over $1.0 million are updated at least annually, and may be updated upon changes in delinquency status, renewal at maturity, or other circumstances.

The Company assigns loan grades based upon the following definitions:

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

“SM” — Special Mention

Loans rated as SM are credit facilities that may have potential developing weaknesses and deserve extra attention from the account manager and other management personnel. In the event that potential weaknesses are not corrected or mitigated, deterioration in the ability of the borrower to repay the Company’s debt in the future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

may occur. This grade should not be assigned to loans which bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. Loans where actual, not potential, weaknesses or problems are clearly evident and significant should generally be graded in one of the grade categories below.

“SS” — Substandard

Loans are classified as SS when the loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected.

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

Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses is established to provide for probable credit losses inherent in the portfolio of loans receivable as of the balance sheet date. Management estimates the ALLL separately for each product category (non-FHA/VA residential mortgage loans, other consumer, financing leases, commercial real estate, construction and land and commercial and industrial) and geography (Puerto Rico and United States mainland), and combines the amounts in reaching its estimate for the full portfolio. The Company performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectability of those portfolios. The allowance for certain homogeneous loan portfolios, which generally consist of consumer loans and certain commercial loans, is based on aggregated portfolio segment evaluations generally by product type. The remaining commercial portfolios (including impaired commercial real estate, construction and land, and large commercial and industrial loans) are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to the Company’s internal risk rating scale. The ALLL for these portfolios is based on these risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, geographic or obligor concentrations and any other pertinent information.

Management’s loss reserve estimate for performing loans is estimated based upon: (i) the probability of the performing loan defaulting at some future period; (ii) if a loan will proceed through foreclosure and the collateral will be repossessed, and recognizing the loss that will be realized on the repossessed collateral, if any (mortgage loans, certain commercial real estate and small land loans); (iii) the loans’ book value less forecast cash flows discounted at the loans’ original contractual yield; (iv) historical experience of charge-offs related to the outstanding principal balance; or (v) historical experience of charge-offs as related to credit grade and outstanding principal balances (construction loans, commercial loans, some commercial real estate loans, and certain land loans).

For non-performing loans, the reserve is estimated either by: (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans); (ii) considering the loans’ book value less forecast

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

cash flows discounted; or (iii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency in payment received. The probability of a loan migrating to foreclosure whether a current loan or a past due loan, and the amount of loss given foreclosure, is based upon the Company’s own experience, with more recent experience judgmentally weighted more heavily in the calculated factors. With this practice management believes the factors used better represent existing economic conditions. In estimating the loss given foreclosure factor, management considers the actual price at which recent sales have been executed compared to the unpaid principal balance at the time of foreclosure. Management differentiates the foreclosure factor based upon the loans’ loan-to-value ratio (calculated as current loan balance divided by the original or most recent appraisal value), duration in other real estate owned and size of original loan.

In accordance with current accounting guidance, loans determined to be TDRs are impaired and for purposes of estimating the ALLL are generally individually evaluated for impairment. The Company pools residential mortgage loans determined to be TDRs with similar characteristics and performs an impairment analysis of discounted cash flows. Commercial loans (including commercial real estate, commercial and industrial and construction and land) that have been loss mitigated are evaluated individually for impairment.

Doral measures impaired loans at their estimated realizable values determined by discounting the expected future cash flows at the loan’s effective interest rate, or as a practical expedient, at the estimated fair value of the collateral, if the loan is collateral dependent. For collateral dependent construction projects, Doral determines the fair value measurement dependent upon its exit strategy of the particular asset(s) acquired in foreclosure. The cash flow forecast of the TDR loans is based upon estimates as to the rate at which reduced interest rate loans will make the reset payments or be re-modified, or be foreclosed upon, the cumulative default rate of TDR loans, the prepayment speed (voluntary and involuntary) of the loans, the likelihood a defaulted loan will be foreclosed upon, collateral sale prices in future periods, the broader economic performance, the continued behavior of Doral and the markets in a manner similar to past behavior, and other less significant matters. If a loan or pool yields a present value (or the estimated fair value of the collateral, when the loan is collateral dependent) below the recorded investment, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. Actual future cash flows may deviate significantly from those estimated at this time and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

In the determination of the Company’s ALLL, the discounted cash flow analysis of the pools of small balance homogenous consumer and commercial TDRs is updated to reflect historical performance of the pool. Assumptions of probability of default and loss given default are updated, basis giving consideration to the performance of the TDR portfolio. For large commercial loans that are evaluated individually for impairment, the performance of the loan is also considered in order to estimate the realizable value of the loans as part of the evaluation of the ALLL.

Doral charges loans off when it is determined that the likelihood of collecting the amount is reduced to a level that the continuation of their recognition as an asset is not warranted. For residential mortgage loans, the reported loan investment is reduced by a charge to the ALLL, to an updated appraised amount less estimated costs to sell the property when the loan is 180 days past due. For consumer loans, the reported loan balance is reduced by a charge to the ALLL when the loan is 120 days past due, except for revolving lines of credit (typically credit cards) which are charged off to the estimated value of the collateral (if any) at 180 days. For all commercial loans the determination of whether a loan should be fully or partially charged off is much more subjective, and considers the results of an operating business, the value of the collateral, the financial strength of the guarantors, the likelihood of different outcomes of pending litigation affecting the borrower, the potential effect of new laws or regulations, and other matters. Doral’s commercial loan charge-offs are determined by the Charge-off Committee, which is a subcommittee of the Allowance Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

For large commercial loans (including commercial real estate, commercial and industrial, construction and land loan portfolios), the Company uses workout agents, collection specialists, attorneys and third party service providers to supplement the management of the portfolio, including the credit quality and loss mitigation alternatives. In the case of residential construction projects, the workout function is primarily handled by a third party servicer that monitors the end-to-end process including, but not limited to, completion of construction, necessary restructuring, pricing, marketing and unit sales. For large commercial and construction loans the initial risk rating is driven by performance and delinquency. On an ongoing basis, the risk rating of large credits is managed by the portfolio management and collections function and reviewed and validated by the loan review function. Due to the current economic environment and management’s perceived increase in risk in the commercial loan portfolio, during the third quarter of 2010, management individually reviewed for impairment all commercial loans over $50,000 that were over 90 days past due to better estimate the amount the Company expects to receive. Beginning the fourth quarter of 2010, management individually reviewed all commercial real estate loans over $1,000,000 that were over 90 days past due, as well as all new loans classified as substandard during the quarter. While management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company will continue to evaluate on a quarterly basis 25% of all commercial loans over 90 days past due and between $50,000 and $1,000,000 so that in any one year period it would have individually evaluated for impairment 100% of all substandard commercial loans between $50,000 and $1,000,000, as well all substandard construction loans over $1.0 million. There is a high level of surveillance and monitoring in place to manage these assets and mitigate any loss exposure.

An allowance reserve is established for individually impaired loans. The impairment loss measurement, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals or is based on management’s estimates of future cash flows discounted at the contractual interest rate, or for loans probable of foreclosure, discounted at a rate reflecting the principal market participant cost of funding, required rate of return and risks associated with the cash flows forecast. In the event that appraisals show a deficiency, the Company includes the deficiency in its loss reserve estimate. Although accounting guidance for loan impairment excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires that loan modifications considered TDRs be analyzed for impairment in the same manner described above.

Troubled Debt Restructurings

Doral has created a number of loan modification programs to help borrowers stay in their homes which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR. The programs are designed to provide temporary financial relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are moved to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected, when the loan is paid off or at the end of the loan term. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will foreclose on properties collateralizing loans if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current program).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial, land and construction loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans may include reductions in interest rates below market rates, extensions of maturity, waiving of borrower covenants, or other contract changes that would be considered a concession. Doral mitigates loan defaults for its commercial loan portfolios through its Collections function. The function’s objective is to minimize losses upon default of larger credit relationships. The group uses relationship officers, collection specialists, attorneys and third-party service providers to supplement its internal resources. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing.

Residential or other consumer or commercial loan modifications can result in returning a loan to accrual status when the criteria for returning a loan to performing status are met (refer to Doral’s non-accrual policies previously described). Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status, and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and real estate owned costs by decreasing the number of foreclosed properties. Doral continues to report a modified loan considered TDR as a non-performing asset until the borrower has made at least three consecutive contractual payments after the modification. At such time the loan will not be reported as a non-performing asset and will be treated as any other performing TDR loan.

Servicing Assets and Servicing Activities

The Company pools FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage backed securities (“MBS”). Conforming loans are pooled and issued as FNMA or FHLMC MBS as well as sold in bulk to investors with servicing retained.

Mortgage servicing rights retained in a sale or securitizations arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing function typically includes: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Company to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The annual servicing fees generally fluctuate between 25 and 50 basis points. The servicing fees are credited to income on a monthly basis when collected. In addition, MSRs may entitle Doral Financial, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing function. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs associated with the servicing function.

Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike the market value of highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the servicing assets is generally determined based on the carrying amount of the loans sold (adjusted for deferred fees and costs related to loan origination activities) and the retained interest based on their relative fair value.

The fair value of the Company’s MSRs is determined based on a combination of market information, benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and; (ii) market derived assumptions adjusted for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Company’s loan characteristics and portfolio behaviour for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The MSR is presented at its fair value in the Company’s consolidated statement of condition.

Under many of its servicing contracts, Doral must advance all or part of the scheduled payments to the owner of an outstanding mortgage loan, even when mortgage loan payments are delinquent. In addition, in order to protect their liens on mortgaged properties, owners of mortgage loans usually require that Doral, as servicer, pay mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. Doral generally recovers its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. Doral must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be cancelled as part of the foreclosure proceedings and the Company will not receive any future servicing income with respect to that loan.

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

In the past, the Company sold mortgage loans and MBS subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral estimates the fair value of its recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behaviour and market environment.

Interest-Only Strips

IOs represent the present value of the estimated future cash flows retained by the Company as part of its past sale and securitization activities. The Company no longer engages in this activity and classifies its existing IOs as trading securities. In order to determine the value of its IOs, the Company uses a valuation model that calculates the present value of estimated cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Changes in fair value of IOs held in the trading portfolio are recorded in net gain (loss) on trading activities in the Company’s consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, up to an amount equal to the yield on the IOs. The Company accounts for any excess retained spread as amortization to the gross IO capitalized at inception. Doral updates its estimates of expected cash flows quarterly and recognizes changes in calculated effective yield on a prospective basis.

Real Estate Held for Sale

The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Foreclosed properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A charge to ALLL is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties after foreclosures are charged to expense in the period incurred. The cost of maintaining and operating such properties is expensed as incurred.

Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expense within the other real estate owned expenses caption in the accompanying consolidated statements of operations.

Premises and Equipment

Premises, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using the straight-line basis method. Amortization of leasehold improvements is computed using the straight-line basis method over the lesser of the estimated useful lives of the assets or the terms of the lease. The lease term is defined as the contractual term plus lease renewals that are considered to be “reasonably assured.” Useful lives range from three to ten years for leasehold improvements and equipment, and thirty to forty years for retail branches and office facilities.

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

Goodwill and Other Intangible Assets

Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In determining the fair value of a reporting unit the Company uses a discounted cash flow analysis. Goodwill impairment losses are recorded as part of operating expenses in the Consolidated Statement of Operations.

Impairment testing of goodwill follows current accounting guidance where the Company evaluates qualitative factors of the reporting units to determine whether it is more-likely-than-not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, the Company would not be required to perform the two-step impairment test. The first step in the two-step impairment testing is used to identify potential impairment and requires comparison of the estimated fair value of the reporting unit with its carrying amount including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

If needed, in the second step the Company calculates an implied fair value of goodwill. If the implied fair value of the reporting unit goodwill exceeds the carrying value of that goodwill, Doral does not record impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, the Company records an impairment charge for the excess. An impairment loss does not exceed the carrying value of goodwill, and any loss establishes a new basis in the goodwill.

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

A transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which Doral surrenders control over those financial assets is accounted for as a sale if, and only if, all of the following conditions are met: (i) The transferred financial assets have been isolated from Doral – put presumptively beyond the reach of Doral and its creditors, even in bankruptcy or other receivership; (ii) Each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provides more than a trivial benefit to Doral; and (iii) Doral, its consolidated affiliates included in these financial statements, or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.

Examples of Doral’s effective control over the transferred financial assets include, but are not limited to: (a) an agreement that both entitles and obligates Doral to repurchase or redeem them before their maturity; (b) an agreement that provides Doral with both the unilateral ability to cause the holder to return specific financial assets and a more-than-trivial benefit attributable to that ability, other than through a cleanup call; or (c) an agreement that permits the transferee to require Doral to repurchase the transferred financial assets at a price that is so favourable to the transferee that it is probable that the transferee will require Doral to repurchase them.

If a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in the transferred assets) does not meet the criteria for a sale as described above, Doral accounts for the transfer as a secured borrowing with pledge of collateral.

Under the GNMA Mortgage Backed Securities Guide, when the loans meet GNMA’s specified delinquency criteria, they are eligible for repurchase. At the Company’s option and without GNMA prior authorization, Doral may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back options means that the Company does not maintain effective control over the loans and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral is deemed to have regained effective control over these loans and they are brought back onto the Company’s books as assets (and an offsetting liability) at fair value, regardless of whether the Company as seller-servicer intends to exercise the buy-back option.

Securities Sold under Agreements to Repurchase

As part of its financing activities, the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the consolidated statements of financial condition as part of pledged investment securities and its interest is accounted for on an accrual basis in the consolidated statement of operations.

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

All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value through adjustments to accumulated other comprehensive income (loss) and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and changes in the value of the derivative instrument continue to be recognized in current period earnings, the hedged item is no longer adjusted for fair value changes, and the fair value adjustment to the hedged item, while it was designated as a hedge, continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income (loss), until such a time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and will be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or if it is no longer expected to occur. After a cash flow hedge is discontinued, future changes in the fair value of the derivative instrument are recognized in current period earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Residential mortgage loans are considered collateral dependent when they are 180 days past due (collateral dependent residential loans are those past due loans whose borrower’s financial condition has deteriorated to the point that Doral considers only the collateral when determining its ALLL estimate). An updated estimate of the property’s value is obtained when the loan is 180 days past due and a second assessment of value is obtained when the loan is 360 days past due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The Company generally uses broker price opinions (“BPO”) as an assessment of value of collateral dependent residential mortgage loans.

As it takes a period of time for commercial loan appraisals to be completed once they are ordered, Doral must at times estimate its allowance for loan and lease losses for an impaired loan using a dated, or stale, appraisal. Puerto Rico has experienced some decrease in property values during its extended recession; therefore, the reported values of the stale appraisals must be adjusted to recognize the “fade” in market value. In order to estimate the value of collateral with stale appraisals, Doral has developed separate collateral price indices for small commercial loans and large commercial loans that are used to measure the market value fade in appraisals completed in one year to the current year. The indices provide a measure of how much the property value has changed from the year in which the most recent appraisal was received to the current year. In estimating its ALLL on collateral dependent loans using outdated appraisals, Doral uses the original appraisal as adjusted for the estimated fade in property value less selling costs to estimate the current fair value of the collateral. That current adjusted estimated fair value is then compared to the reported investment, and if the adjusted fair value is less than reported investment, that amount is included in the ALLL estimate.

Residential development construction loans that are collateral dependent present unique challenges to estimating the fair value of the underlying collateral. Residential development construction loans are partially completed with additional construction costs to be incurred, have units being sold and released from the construction loan, and may have additional land collateralizing the loan on which the developer hopes or expects to build additional units. Therefore, the value of the collateral is regularly changing and any appraisal has a limited useful life. Doral uses an internally developed estimate of value that considers Doral’s exit strategy of foreclosing and completing the construction started and selling the individual units constructed for residential buildings, and separately uses the most recent appraised value for any remnant land adjusted for the fade in value since the appraisal date as described above. This internally developed estimate is prepared in conjunction with a third party servicer of the portfolio, who validates and determines the inputs used to arrive at the estimate of value (e.g. units sold, expected sales, cost to complete, etc.)

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

Securities held for trading:    Securities held for trading are reported at fair value and consist primarily of securities and derivatives held for trading purposes. The valuation method for trading securities is the same as the methodology used for securities classified as Available for Sale. The valuation methodology for IOs (Level 3) and derivatives (Level 2) are described in the Servicing assets and Derivatives sections, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

The market value of mortgage loans held for sale is generally based on quoted market prices for MBS adjusted to reflect particular characteristics of the asset such as guarantee fees, servicing fees, actual delinquency and credit risk. Loans held for sale are classified as Level 2, except for loans where management makes certain adjustments to the model based on unobservable inputs that are significant. These loans are classified as Level 3. Loans held for sale were carried at cost as of December 31, 2011.

Loans receivable:    Loans receivable are those held principally for investment purposes. These consist of construction loans for new housing development, residential mortgage loans which the Company does not expect to sell in the near future, commercial real estate, commercial and industrial, leases, land, and consumer loans. Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), undisbursed portion of construction loans and an allowance for loan and lease losses. Loans receivable include collateral dependent loans for which the repayment of the loan is expected to be provided solely by the underlying collateral. The Company does not record loans receivable at fair value on a recurring basis. However, from time to time, the Company records nonrecurring fair value adjustments to collateral dependent loans to reflect (i) partial write-downs that are based on the fair value of the collateral, or (ii) the full charge-off of the loan carrying value. The fair value of the collateral is mainly derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The fair value of the servicing assets is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and; (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. Fair value measurements of servicing assets and IOs use significant unobservable inputs and, accordingly, are classified as Level 3.

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

Other assets:    The Company may be required to record certain assets at fair value on a nonrecurring basis. These assets include premises and equipment, goodwill, and certain assets that are part of CB, LLC. CB, LLC is an entity formed to manage a residential real estate project that Doral Bank received in lieu of foreclosure. Fair value measurements of these assets use significant unobservable inputs and, accordingly, are classified as Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Income Taxes

Doral Financial recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, as necessary, in the period that the tax change is enacted. The Company recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against deferred tax assets. In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies. The determination of a valuation allowance on deferred tax assets requires judgment based on weight of all available evidence and considering the relative impact of negative and positive evidence. These estimates are projected through the life of the related deferred tax asset based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

Income tax benefit or expense includes: (i) deferred tax expense or benefit, which represents the net change in the deferred tax assets or liability during the year plus any change in the valuation allowance, if any, and (ii) current tax expense.

Legal Surplus

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of Doral Bank’s net income for the year be transferred to a legal surplus account until such surplus equals its paid-in capital. The surplus account is not available for payment of dividends.

Statements of Cash Flows

Cash and cash equivalents include cash and due from banks and money market deposits. The statement of cash flows segregates restricted cash from cash and due from banks and money market deposits.

Earnings (Losses) per Share

Basic net income (loss) per share is determined by dividing net income, after deducting any dividends accrued on preferred stock (whether paid or not) or any inducement charges on preferred stock conversions, by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed based on the assumption that all of the shares of convertible instruments will be converted into common stock, if dilutive, and considers the dilutive effect of stock options using the Treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

During 2010 and 2009, the Company made offers to holders of cumulative and non-cumulative preferred stock to exchange their preferred shares for the Company’s common stock. The accounting treatment for exchanges of convertible and non-convertible preferred stock is different. The exchange to holders of shares of non-convertible preferred stock resulted in the extinguishment and retirement of such shares of non-convertible preferred stock and the issuance of common stock. The carrying (liquidation) value of each share of non-convertible preferred stock retired is reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock and other consideration issued. Upon the cancellation of such shares of non-convertible preferred stock acquired by the Company, the difference between the carrying (liquidation) value of shares of non-convertible preferred stock retired and the fair value of the exchange offer consideration exchanged is treated as an increase or decrease to retained earnings and income available to common shareholders, for earnings per share purposes.

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

Stock Based Compensation

The Company has a Stock Incentive Plan that was approved in 2008. Stock options and restricted stock units granted under the plan are expensed over the vesting period based on fair value at the date the awards are granted. In accordance with applicable accounting guidance for stock based compensation, compensation cost recognized includes the cost for all share-based awards based on the fair value of awards at the date granted. See note 35 for additional information regarding the Stock Incentive Plan.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net income and other transactions, except those with stockholders, which are recorded directly in equity. In the Company’s case, in addition to net income (loss), other comprehensive income (loss) results from the changes in the unrealized gains and losses on securities that are classified as available for sale and unrealized gains and losses on derivatives classified as cash flow hedges.

Segment Information

The Company reports financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management and is used by the Company’s executive management team to decide how to allocate resources and assess performance.

Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Operating Decision Maker, to the senior management team and, to a lesser extent, the Board of Directors. Management also considered the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

During 2011, the Company reorganized its reportable segments consistent with its return to profitability plan. The strategic plan has the objectives of establishing a focused approach for a turnaround and returning to profitability, and of managing its liquidating portfolios. The Company now operates in the following four reportable segments: (i) Puerto Rico; (ii) United States; (iii) Liquidating Operations; and (iv) Treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Management had made this determination based on operating decisions particular to each business line and because each one targeted different customers and required different strategies. See note 41 for additional information regarding the Company’s segment operations.

3.	Recent Accounting Pronouncements

Accounting Standards Update No. 2011-12- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-5 (“ASU No. 2011-12”) — The amendments on this update are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users, entities should continue to report the reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to ASU No. 2011-05. All other requirements of ASU No. 2011-5 are not affected by ASU No. 2011-12; therefore, the rest of the requirements of ASU No. 2011-05 are effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2011. The requirements of this guidance affect presentation disclosures only and do not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-11-Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”) — The amendments in this update will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either: (1) offset in accordance with certain right to setoff conditions prescribed by current accounting guidance; or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance to current accounting guidance. The amendments to ASU No. 2011-11 will be effective for the first interim or annual period beginning on or after January 1, 2013. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect or rights of setoff associated with certain financial instruments and derivative instruments. Management does not expect the adoption of this ASU to have a material impact on its financial statements.

Accounting Standards Update No. 2011-08-Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”) — In September 2011, the FASB issued ASU No. 2011-8 to simplify the required testing of goodwill impairment. The amendments in ASU No. 2011-08 allow an entity to evaluate, before the required two-step test, qualitative factors of the reporting units to determine whether it is more-likely-than-not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform impairment tests described in Topic 350. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, an entity would not be required to perform the two-step impairment test. The guidance includes factors to consider when making the qualitative assessment, including macroeconomic and company-specific factors as well as factors relating to the specific reporting unit. The provisions of ASU No. 2011-08 are effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Changes in Accounting Standards Adopted in the Financial Statements

Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”) — In June 2011, FASB issued ASU No. 2011-05 to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this amendment requires all changes in items not related to owners in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement shall present total net income and its components followed by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The purpose of this update is to increase prominence of items reported in other comprehensive income. The provisions of ASU No. 2011-05 should be applied retrospectively and are effective for the Company during interim and annual periods beginning after December 15, 2011. As mentioned above, the requirement to present the components of reclassification adjustments out of accumulated comprehensive income on the face of the income statement by income statement line has been deferred by ASU 2011-12. The requirements of this guidance affect presentation disclosures only and do not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS” ) (“ASU No. 2011-04”) — In May 2011, the FASB issued ASU No. 2011-04 to amend fair value disclosure requirements in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments clarify the application of the highest and best use and valuation premise concepts, measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The provisions of ASU No. 2011-04 are effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-03-Transfers and Servicing (Topic 860) (“ASU No. 2011-03”) — In April 2011, the FASB issued ASU No. 2011-03, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU No. 2011-03 did not have a material impact on the Company’s consolidated financial statements.

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

The amendments in this update require applying retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies. This ASU was adopted by the Company in its financial statement disclosures with no impact on the financial condition and results of operations.

4.	Cash and due from banks

At December 31, 2011 and 2010, the Company’s cash and due from banks totaled $309.1 million and $353.2 million, respectively, which includes non-interest bearing deposits with other banks totaled $1.8 million and $10.4 million, respectively. As of December 31, 2011 and 2010, the Company’s cash balances included interest bearing balances with the Federal Reserve of $268.2 million and $218.9 million, respectively, and with the Federal Home Loan Bank of $5.1 million and $92.0 million, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances amounted to $144.4 million and $115.9 million as of December 31, 2011 and 2010, respectively.

5.	Money Market Deposits

At December 31, 2011, the Company had no money market deposits. At December 31, 2010, the Company’s money market deposits totaled $30.0 million. Money market deposits include short-term investments.

6.	Restricted Cash

The Company reported restricted cash and money market deposits of $180.1 million and $129.2 million as of December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table includes the composition of the restricted cash and due from banks and money market deposits for the periods presented:

	December 31,
	2011	2010
	(In thousands)
Minimum balance required of deposits with other financial institutions	$601	$1,790
Restricted related to the CLO operations (see note 40):
Cash and due from banks	21,340	1,154
Money market deposits	—	50,673

	21,340	51,827
Money market deposits restricted and pledged to secure:
Securities purchased under repurchase agreements (see note 23)	158,183	14,995
Borrowings with the FHLB (see note 24)	—	15,706
Recourse obligation with FNMA	—	44,897

	$180,124	$129,215

7.	Securities Held for Trading

The following table presents the fair value of Doral’s securities held for trading as of the periods presented:

	December 31,
	2011	2010
	(In thousands)
Mortgage-backed securities	$722	$766
Variable rate IOs	43,713	44,018
Fixed rate IOs	164	232
Derivatives(1)	204	13

Total	$44,803	$45,029

(1)

Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a mark-to-market basis with gains or losses charged to earnings as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $241.0 million as of December 31, 2011 and $310.0 million as of December 31, 2010. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of December 31, 2011 and 2010 weighted-average yield, including IOs, was 13.31% and 13.38%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The components of net gain (loss) on trading activities are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Gain on IO valuation	$7,481	$8,811	$2,780
Gain (loss) on MSR economic hedge	1,464	7,476	(8,678)
Loss on hedging derivatives	(5,110)	(2,611)	(1,594)

Total	$3,835	$13,676	$(7,492)

The table above does not include the net gain of securities held for trading of $26.7 million, $11.8 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is included within net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations.

8. Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2011 and 2010.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Agency MBS
Due from one to five years	$171	$12	$—	$183	4.84%
Due from five to ten years	1,528	104	—	1,632	4.81%
Due over ten years	357,040	2,138	504	358,674	2.48%
CMO Government Sponsored Agencies
Due from five to ten years	5,227	—	164	5,063	5.12%
Due over ten years	27,242	989	345	27,886	4.32%
Non-Agency CMOs
Due over ten years	6,935	31	1,344	5,622	18.25%
Obligations U.S. Government Sponsored Agencies
Due within one year	44,988	6	—	44,994	0.06%
Other
Due within one year	6,910	—	71	6,839	6.10%
Due from one to five years	5,000	2	—	5,002	3.45%
Due from five to ten years	3,000	—	1,182	1,818	5.80%
Due over ten years	25,642	70	236	25,476	3.25%

	$483,683	$3,352	$3,846	$483,189	2.75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	As of December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Agency MBS
Due within one year	$36	$1	$—	$37	6.67%
Due from one to five years	220	11	—	231	4.87%
Due from five to ten years	416,709	3,447	130	420,026	2.47%
Due over ten years	718,690	4,949	960	722,679	2.57%
CMO Government Sponsored Agencies
Due from five to ten years	17,953	122	178	17,897	4.10%
Due over ten years	288,414	6,750	230	294,934	3.57%
Non-Agency CMOs
Due over ten years	11,108	—	3,916	7,192	19.74%
Obligations U.S Government Sponsored Agencies
Due within one year	34,987	5	—	34,992	0.16%
Other
Due over ten years	8,203	—	1,126	7,077	4.25%

	$1,496,320	$15,285	$6,540	$1,505,065	2.83%

Proceeds from sales of securities available for sale during 2011 were approximately $1.4 billion (2010 — $2.3 billion and 2009 — $2.0 billion). For 2011, gross gains of $27.5 million were realized on those sales, and losses of $4.3 million were realized related to the recognition of OTTI on securities from this portfolio. During 2010, gross gains of $43.0 million and gross losses of $136.7 million were realized on securities sales, in addition to losses of $14.0 million related to the recognition of OTTI on securities from this portfolio. For 2009, gross gains of $35.4 million were realized on sales. Also during 2009, the Company realized gross losses of $0.5 million on sales, in addition to losses of $27.6 million related to the recognition of OTTI on securities from this portfolio.

9.	Investments in an Unrealized Loss Position

The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	As of December 31, 2011
	Less than 12 months			12 months or more			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency MBS	3	$162,962	$504	—	$—	$—	3	$162,962	$504
CMO Government Sponsored Agencies	6	26,202	180	2	4,492	329	8	30,694	509
Non-Agency CMOs	—	—	—	1	4,667	1,344	1	4,667	1,344
Other	6	24,557	307	1	1,818	1,182	7	26,375	1,489

	15	$213,721	$991	4	$10,977	$2,855	19	$224,698	$3,846

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	As of December 31, 2010
	Less than 12 months			12 months or more			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency MBS	13	$241,675	$1,090	—	$—	$—	13	$241,675	$1,090
CMO Government Sponsored Agencies	2	11,564	255	1	1,704	153	3	13,268	408
Non-Agency CMOs	—	—	—	3	7,192	3,916	3	7,192	3,916
Other	1	5,162	41	1	1,915	1,085	2	7,077	1,126

	16	$258,401	$1,386	5	$10,811	$5,154	21	$269,212	$6,540

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable. Doral Financial’s investment portfolio consists primarily of Agency securities, except for the Non-Agency CMOs, which are non-investment grade.

As a result of its review of the portfolio as of December 31, 2011, the Company performed a detailed cash flow analysis of certain securities in unrealized loss positions to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, and expected housing price changes and interest rate assumptions. During the year ended December 31, 2011, an OTTI adjustment of $4.3 million was recognized on securities from the Puerto Rico Non-Agency CMO portfolio with an amortized cost of $6.9 million. It is possible that future loss assumptions may change and cause future OTTI charges on these securities.

During 2010, it was determined that eight securities reflected OTTI. The characteristics of these securities that led to the OTTI conclusion included: (i) the cumulative level and estimated future delinquency levels; (ii) the effect of severely delinquent loans on forecasted defaults; (iii) the cumulative severity and expected severity in resolving the defaulted loans and; (iv) the current subordination of the securities that resulted in the present value of the forecast cash flows being less than the cost basis of the security. Management estimated that credit losses of $14.0 million were incurred during 2010. Five of the eight OTTI securities were subordinated interests in a securitization structure collateralized by option adjustable rate mortgage (“ARM”) loans and resulted in the recognition of an OTTI loss of $13.3 million in the first quarter of 2010. During the second quarter of 2010, the Company sold these five securities (along with others) and recognized a loss of $136.7 million, of which $129.7 million had previously been reflected in other comprehensive income (loss).

Non-Agency CMOs include subordinated tranches of 2006 securitizations of Doral originated mortgage loans primarily composed of 2003 and 2004 vintage. Doral purchased these CMOs at a discounted price of 61% of par value, anticipating a partial loss of contractual principal and interest value. These original three securities had an amortized cost of $11.1 million as of December 31, 2010 including an OTTI loss of $0.7 million due to credit.

Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the impact of inflationary pressures on the consumer, the high rate of unemployment and general recessionary condition on Puerto Rico has resulted in higher default and loss estimates on the P.R. Non-Agency CMOs. The higher default and loss estimates have resulted in lower bond prices and higher levels of unrealized losses on the bonds. It is possible that future loss assumptions could change and cause future OTTI charges in these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

As of December 31, 2011 and 2010, the Company did not intend to sell the remaining securities which were evaluated for OTTI and concluded it was not more likely than not that it would be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income (loss).

The following table presents the securities for which OTTI was recognized based on the Company’s impairment analysis at December 31, 2011 and 2010:

	As of December 31, 2011			Year Ended December 31, 2011
	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
	(In thousands)
OTTI Investments
P.R. Non-Agency CMOs	$6,935	$1,313	$5,622	$4,290	$4,195	$8,485

	As of December 31, 2010			Year Ended December 31, 2010
	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
	(In thousands)
OTTI Investments
U.S. Non-Agency CMOs(1)	$—	$—	$—	$13,257	$26,840	$40,097
P.R. Non-Agency CMOs	11,108	3,916	7,192	704	3,916	4,620

	$11,108	$3,916	$7,192	$13,961	$30,756	$44,717

(1)	OTTI related to non-credit loss was recognized during the first quarter of 2010. These securities were subsequently sold and the loss was recognized in non-interest income (loss).

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive (loss) income:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$2,816	$28,497	$920
Additions:
Credit losses for which OTTI was not previously recognized	—	1,301	27,467
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	4,290	12,660	110
Securities sold during the period for which an OTTI was previously recognized	—	(39,642)	—

Balance at end of period	$7,106	$2,816	$28,497

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

10.	Pledged Assets

At December 31, 2011 and 2010, certain securities and loans, as well as cash and money market deposits, were pledged to secure public and trust deposits, securities sold under agreements to repurchase, other borrowings and credit facilities available, as described below:

	December 31,
	2011	2010
	(In thousands)
Cash	$—	$1,200
Money market deposits	158,183	75,598
Securities available for sale	423,895	1,458,992
Loans held for sale	109,114	121,988
Loans receivable	2,688,673	2,797,295

Total pledged assets	$3,379,865	$4,455,073

Pledged securities and loans that the creditor has the right to repledge are disclosed on the consolidated statements of financial condition.

As of December 31, 2011, money market deposits of $158.2 million are pledged as collateral to repurchase agreements entered into with third parties. As of December 31, 2010, money market deposits include $15.0 million of FHLB Discount Notes pledged as collateral to secure public funds from the government of Puerto Rico and its instrumentalities; $15.7 million and $44.9 million of FNMA Discount Notes pledged as collateral for advances from FHLB and to secure recourse obligations, respectively.

As of December 31, 2010, the Company had $1.2 million of cash and due from banks pledged with the Federal Home Loan Bank (“FHLB”) as collateral for advances from FHLB. As of December 31, 2011 the Company did not have cash and due from banks pledged with the FHLB.

As of December 31, 2011, pledged investment securities available for sale were as follows: $323.4 million pledged as collateral to securities sold under agreements to repurchase; $45.9 million pledged to secure public funds from the government of Puerto Rico; $44.9 million pledged as collateral to the FNMA recourse obligation; $4.9 million pledged to secure a certain swap transaction; and $4.9 million pledged to FNMA (related to the Company’s issuer status). As of December 31, 2010, $1.5 billion of investment securities available for sale are pledged as collateral to securities sold under agreements to repurchase. See note 23 for additional information regarding securities sold under agreements to repurchase.

Loans held for sale totaling $109.1 million and $122.0 million as of December 31, 2011 and 2010, respectively, are pledged as collateral to the Company’s secured borrowings. See note 25 for additional information regarding the Company’s loans payable.

Loans receivable totaling approximately $2.1 billion and $2.2 billion are pledged as collateral to advances from FHLB while $175.7 million and $180.4 million are pledged as collateral to secured borrowings as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

December 31, 2011 and December 31, 2010, respectively. Loans receivable pledged also include $432.2 million and $401.7 million of syndicated commercial loans pledged as collateral to secure the $250.0 million note payable issued by a Variable Interest Entity (“VIE”) included in the Company’s consolidated financial statements. See note 40 for additional information regarding the Company’s VIE’s.

11.	Loans Held for Sale and Loans Receivable

Loans held for sale consist of the following:

	December 31,
	2011	2010
	(In thousands)
Conventional single family residential	$106,981	$119,290
FHA/VA	186,957	172,216
Commercial loans to financial institutions	12,546	14,608
Commercial real estate	11,787	13,155

Total loans held for sale(1)(2)	$318,271	$319,269

(1)	Includes $18.2 million and $21.4 million of balloon loans, as of December 31, 2011 and 2010, respectively.

(2)	At both, December 31, 2011 and 2010, the loans held for sale portfolio include $1.1 million of interest-only loans.

At December 31, 2011 and 2010, the loans held for sale portfolio includes $168.5 million and $153.4 million, respectively, of defaulted loans collateralizing Ginnie Mae securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans is guaranteed by the Federal Housing Administration.

As of December 31, 2011 and 2010, the Company had a net deferred origination fee on loans held for sale totaling approximately $0.6 million and $0.7 million, respectively.

Non-performing loans held for sale totaled $2.0 million and $2.7 million as of December 31, 2011 and 2010, respectively, excluding FHA/VA guaranteed loans and GNMA defaulted loans.

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	December 31, 2011			December 31, 2010
	PR	US	Total	PR	US	Total
	(In thousands)
Consumer
Residential mortgage	$3,327,208	11,892	$3,339,100	$3,451,895	11,564	$3,463,459
FHA/VA guaranteed residential mortgage	95,062	—	95,062	187,473	—	187,473
Consumer loans	37,141	38	37,179	54,354	26	54,380

Total consumer	3,459,411	11,930	3,471,341	3,693,722	11,590	3,705,312
Lease financing receivables	1,584	5,827	7,411	4,807	—	4,807
Commercial
Commercial real estate	572,106	267,002	839,108	629,043	156,980	786,023
Commercial and industrial	38,280	1,188,339	1,226,619	36,639	597,056	633,695
Construction and land	281,136	97,368	378,504	349,899	108,835	458,734

Total commercial	891,522	1,552,709	2,444,231	1,015,581	862,871	1,878,452
Loans receivable, gross(1)(2)	4,352,517	1,570,466	5,922,983	4,714,110	874,461	5,588,571

Less:
Allowance for loan and lease losses	(94,400)	(8,209)	(102,609)	(117,821)	(5,831)	(123,652)

Loans receivable, net	$4,258,117	$1,562,257	$5,820,374	$4,596,289	$868,630	$5,464,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

(1)	Includes $1.5 billion and $0.6 billion of balloon loans, as of December 31, 2011 and 2010, respectively.

(2)	Includes $648.5 million and $442.6 million of commercial interest-only loans per terms of the original contract, as of December 31, 2011 and 2010, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.9 billion and $1.4 billion at December 31, 2011, and $4.7 billion and $0.9 billion, at December 31, 2010, respectively.

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

Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales and fees when the loan is sold or securitized into a MBS. In the case of loans held for investment, such fees and costs are deferred, presented as a reduction or increase of the loan balance, and amortized to income as adjustments to the yield of the loan. As of December 31, 2011 and 2010, the Company had a net deferred origination fee on loans held for investment totaling approximately $24.0 million.

Loans on which accrual of interest income had been discontinued as of December 31, 2011 and 2010, are as follows:

	December 31, 2011			December 31, 2010
	PR	US	Total	PR	US	Total
	(In thousands)
Consumer
Residential mortgage(1)	$298,453	$558	$299,011	$276,328	$2,030	$278,358
Other consumer(2)	307	—	307	404	—	404

Total consumer	298,760	558	299,318	276,732	2,030	278,762
Lease financing receivables	45	—	45	415	—	415
Commercial
Commercial real estate	168,590	665	169,255	193,348	—	193,348
Commercial and industrial	2,836	—	2,836	2,522	—	2,522
Construction and land	93,558	4,589	98,147	147,127	1,610	148,737

	264,984	5,254	270,238	342,997	1,610	344,607

Total loans receivable on which accrual of interest had been discontinued	$563,789	$5,812	$569,601	$620,144	$3,640	$623,784

(1)

Excludes $59.8 million and $121.3 million of non-performing FHA/VA guaranteed loans and $36.4 million and $22.5 million of GNMA defaulted loans that, due to the nature of their guarantees, present little risk to the Company as of December 31, 2011 and 2010, respectively.

(2)	Includes personal, revolving lines of credit and other consumer loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The Company would have recognized additional interest income had all delinquent loans been accounted for on an accrual basis as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Consumer
Residential mortgage(1)	$14,562	16,059	$22,005
Other consumer	10	21	32

Total consumer	14,572	16,080	22,037
Leasing financing receivables	1	7	26
Commercial
Commercial real estate	6,130	7,237	8,272
Commercial and industrial	137	265	67
Construction and land	5,136	12,964	18,981

Total commercial	11,403	20,466	27,320

Total interest income	$25,976	$36,553	$49,383

(1)

Excludes $4.5 million, $7.6 million and $0.7 million in additional interest income the Company would have recognized for the years ended December 31, 2011, 2010, and 2009, respectively, if FHA/VA non-accrual loans had been accounted for on an accrual status.

Credit Quality

Due to the current economic conditions, the Company has limited new lending activities in Puerto Rico in the construction, commercial and consumer (excluding mortgage) markets. The strategy adopted by the Company in relation to its loan exposures is to maintain a strong collection process that will ensure the orderly recovery of all loans by means of normal collection efforts or restructuring of the loan. Lending activities in the United States increased in 2011 and 2010 as management determined that the U.S. market was improving. Loans receivable in the U.S. increased $696.0 million as of December 31, 2011 compared to December 31, 2010, while loans receivable in Puerto Rico (PR) decreased $361.6 million over the same periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Detailed below is a table of the recorded investment in loans (including FHA/VA guaranteed residential mortgage loans and loans held for sale) by the delinquency the Company uses to monitor the credit quality of its loans as of December 31, 2011 and 2010. The aging of the delinquent residential mortgage portfolio in the table below is a result of the prolonged foreclosure process characteristics in PR and the Company’s efforts to help customers stay in their homes through various loss mitigation programs.

As of December 31, 2011

	Current		30 to 89 Days Past Due		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total(1)		Total
	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US
	(In thousands)
Consumer
Residential mortgage	$3,010,991	$10,310	$128,124	$1,023	$103,132	$521	$37,352	$—	$154,590	$38	$3,434,189	$11,892	$3,446,081
FHA/VA guaranteed residential mortgage	62,063	—	51,019	—	45,338	—	27,507	—	96,091	—	282,018	—	282,018
Other consumer	34,824	38	808	—	1,265	—	172	—	72	—	37,141	38	37,179

Total consumer	3,107,878	10,348	179,951	1,023	149,735	521	65,031	—	250,753	38	3,753,348	11,930	3,765,278
Lease financing receivables	1,497	5,827	44	—	43	—	—	—	—	—	1,584	5,827	7,411
Commercial
Commercial real estate	377,951	261,336	37,494	5,002	60,577	—	8,338	664	99,534	—	583,894	267,002	850,896
Commercial and industrial	43,482	1,188,339	3,385	—	842	—	150	—	2,967	—	50,826	1,188,339	1,239,165
Construction and land	163,053	92,779	24,863	—	12,336	—	1,180	—	79,704	4,589	281,136	97,368	378,504

Total commercial	584,486	1,542,454	65,742	5,002	73,755	—	9,668	664	182,205	4,589	915,856	1,552,709	2,468,565

Total loans	$3,693,861	$1,558,629	$245,737	$6,025	$223,533	$521	$74,699	$664	$432,958	$4,627	$4,670,788	$1,570,466	$6,241,254

As of December 31, 2010

	Current		30 to 89 Days Past Due		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total(1)		Total
	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US
	(In thousands)
Consumer
Residential mortgage	$3,398,320	$9,531	$71,121	$—	$57,885	$1,624	$19,379	$38	$196,560	$507	$3,743,265	$11,700	$3,754,965
FHA/VA guaranteed residential mortgage	27,454	—	7,424	—	14,212	—	8,272	—	130,111	—	187,473	—	187,473
Other consumer	50,616	26	1,341	—	2,225	—	111	—	61	—	54,354	26	54,380

Total consumer	3,476,390	9,557	79,886	—	74,322	1,624	27,762	38	326,732	507	3,985,092	11,726	3,996,818
Lease financing receivables	4,187	—	234	—	386	—	—	—	—	—	4,807	—	4,807
Commercial
Commercial real estate	428,616	156,980	35,307	—	65,690	—	6,962	—	120,231	—	656,806	156,980	813,786
Commercial and industrial	29,653	597,056	3,901	—	607	—	360	—	2,118	—	36,639	597,056	633,695
Construction and land	200,943	107,225	2,281	—	8,136	—	395	—	138,144	1,610	349,899	108,835	458,734

Total commercial	659,212	861,261	41,489	—	74,433	—	7,717	—	260,493	1,610	1,043,344	862,871	1,906,215

Total loans	$4,139,789	$870,818	$121,609	$—	$149,141	$1,624	$35,479	$38	$587,225	$2,117	$5,033,243	$874,597	$5,907,840

(1)	As of December 31, 2011 and December 31, 2010, loans over 90 days past due and still accruing amounted to $2.3 million and $2.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Loan modifications that are considered TDRs completed during the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011			2010			2009
	Number of Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Consumer
Non FHA/VA residential	2,107	$257,776	$254,795	3,173	$409,915	$407,102	2,717	$320,274	$319,745
Other consumer	24	174	174	40	329	329	170	1,301	1,301

Total consumer	2,131	257,950	254,969	3,213	410,244	407,431	2,887	321,575	321,046
Commercial
Commercial real estate	126	$55,384	$53,290	135	$37,982	$36,967	135	$28,800	$28,741
Commercial and industrial	8	2,687	2,330	4	9,137	8,866	—	—	—
Construction and land	4	222	221	15	44,372	38,393	20	63,974	62,945

Total commercial	138	58,293	55,841	154	91,491	84,226	155	92,774	91,686

Total loan modifications	2,269	$316,243	$310,810	3,367	$501,735	$491,657	3,042	$414,349	$412,732

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans; therefore, modified loans present a higher risk of loss than do new origination loans.

Loan modifications considered TDR’s that re-defaulted during the years ended December 31, 2011, 2010 and 2009 within twelve months of their modification were as follows:

	Years Ended December 31,
	2011		2010		2009
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(In thousands)
Consumer
Residential mortgage — non FHA/VA	260	$31,028	755	$95,238	1,357	$158,601
Other consumer	2	18	10	87	14	99

Total consumer	262	31,046	765	95,325	1,371	158,700
Commercial
Commercial real estate	14	$3,216	34	$8,995	77	$20,326
Construction and land	—	—	2	9,674	14	44,308

Total commercial	14	3,216	36	18,669	91	64,634

Total recidivism	276	$34,262	801	$113,994	1,462	$223,334

For the years ended December 31, 2011, 2010 and 2009, the Company would have recognized $7.5 million, $7.8 million and $10.5 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

As of December 31, 2011 and 2010, construction and land TDRs include an outstanding principal balance of $68.5 million and $40.4 million with commitments to disburse additional funds of $16.2 million and $9.3 million, respectively.

The following table presents the commercial and industrial, commercial real estate and construction and land loans portfolios by risk category.

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$538,019	$63,133	$243,329	$6,167	$248	$850,896
Commercial and industrial	1,177,106	23,511	37,403	239	906	1,239,165
Construction and land	101,741	135,887	135,039	5,837	—	378,504

Total	$1,816,866	$222,531	$415,771	$12,243	$1,154	$2,468,565

12.	Allowance for Loan and Lease Losses and Impaired Loans

Doral’s allowance for loan and lease losses (“ALLL”) is management’s estimate of credit losses inherent in the reported loan investment balance as of the financial statement date.

The activity of Doral’s allowance for loan and lease losses account for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31, 2011
	Non- FHA/VA Residential	Other Consumer	Total Consumer	Lease Financing Receivables	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
	(In thousands)
Balance at beginning of period	$56,487	$5,756	$62,243	$518	$29,712	$6,153	$25,026	$123,652
Provision for loan and lease losses	31,604	3,993	35,597	(680)	5,681	3,090	23,837	67,525
Losses charged to the allowance	(29,723)	(5,755)	(35,478)	(289)	(22,648)	(688)	(31,116)	(90,219)
Recoveries	1	812	813	602	163	73	—	1,651

Balance at end of period	$58,369	$4,806	$63,175	$151	$12,908	$8,628	$17,747	$102,609

Reported balance of loans(1)	$3,339,100	$35,642	$3,374,742	$7,411	$839,107	$1,226,619	$378,504	$5,826,383

ALLL for loans individually evaluated for impairment	$50,349	$—	$50,349	$—	$8,306	$886	$14,724	$74,265

Reported balance of loans individually evaluated for impairment	$975,450	$—	$975,450	$—	$231,178	$11,696	$140,206	$1,358,530

ALLL of loans collectively evaluated for impairment	$8,020	$4,806	$12,826	$151	$4,602	$7,742	$3,023	$28,344

Reported balance of loans collectively evaluated for impairment	$2,363,650	$35,642	$2,399,292	$7,411	$607,929	$1,214,923	$238,298	$4,467,853

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $95.1 million and $1.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	Year Ended December 31, 2010
	Non- FHA/VA Residential	Other Consumer	Total Consumer	Lease Financing Receivables	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
	(In thousands)
Balance at beginning of period	$51,814	$6,955	$58,769	$1,383	$21,883	$4,281	$54,458	$140,774
Provision (recovery) for loan and lease losses	35,530	6,651	42,181	251	24,901	5,139	26,503	98,975
Losses charged to the allowance	(31,010)	(8,505)	(39,515)	(1,829)	(17,122)	(3,393)	(56,057)	(117,916)
Recoveries	153	655	808	713	50	126	122	1,819

Balance at end of period	$56,487	$5,756	$62,243	$518	$29,712	$6,153	$25,026	$123,652

Reported balance of loans (1)	$3,560,536	$51,520	$3,612,056	$4,807	$688,946	$633,695	$458,734	$5,398,238

ALLL for loans individually evaluated for impairment	$27,347	$—	$27,347	$—	$22,086	$1,060	$18,200	$68,693

Reported balance of loans individually evaluated for impairment	$798,008	$—	$798,008	$—	$263,019	$7,505	$191,124	$1,259,656

ALLL of loans collectively evaluated for impairment	$29,140	$5,756	$34,896	$518	$7,626	$5,093	$6,826	$54,959

Reported balance of loans collectively evaluated for impairment	$2,762,528	$51,520	$2,814,048	$4,807	$425,927	$626,190	$267,610	$4,138,582

(1) Excludes	reported balance of FHA/VA guaranteed loans and loans on savings deposits of $359.7 million and $2.9 million, respectively.

During the third quarter of 2010, Doral sold certain construction loans totaling $95.6 million in exchange for cash and a note receivable (total assets sold included $4.8 million of other real estate owned). In order to reduce the loans to lower of cost or market, during the second quarter of 2010, the Company transferred the loans to be sold to the held for sale portfolio resulting in total charge-offs against the allowance for loan and lease losses of $35.8 million. The transfer of the loans to the held for sale portfolio resulted in an additional provision for loan and lease losses of $12.6 million for the second quarter of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table provides Doral’s recorded investment (which includes unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance (UPB), and the related allowance as of December 31, 2011 and 2010.

	As of December 31,
	2011				2010
	UPB	Recorded Investment	Related Allowance	Gross Reserve %(1)	UPB	Recorded Investment	Related Allowance	Gross Reserve %(1)
	(In thousands)
With no allowance recorded at the report date:
Residential	$132,312	$128,042	$—	—%	$267,767	$264,785	$—	—%

Total consumer	132,312	128,042	—	—%	267,767	264,785	—	—%
Commercial Real Estate	115,045	114,821	—	—%	145,099	131,078	—	—%
Commercial and industrial	6,368	6,370	—	—%	5,489	5,435	—	—%

Total Commercial	121,413	121,191	—	—%	150,588	136,513	—	—%
With allowance recorded at the report date:
Residential	851,833	847,408	50,349	5.94%	537,698	533,223	27,347	5.13%

Total consumer	851,833	847,408	50,349	5.94%	537,698	533,223	27,347	5.13%
Commercial real estate	116,287	116,357	8,306	7.14%	138,827	131,941	22,086	16.74%
Commercial and industrial	5,319	5,326	886	16.64%	2,069	2,070	1,060	51.21%
Construction and land	140,678	140,206	14,724	10.50%	215,323	191,124	18,200	9.52%

Total commercial	262,284	261,889	23,916	9.13%	356,219	325,135	41,346	12.72%

Total
Residential(2)	984,145	975,450	50,349	5.16%	805,465	798,008	27,347	3.43%

Total consumer	984,145	975,450	50,349	5.16%	805,465	798,008	27,347	3.43%
Commercial real estate	231,332	231,178	8,306	3.59%	283,926	263,019	22,086	8.40%
Commercial and industrial	11,687	11,696	886	7.58%	7,558	7,505	1,060	14.12%
Construction and land	140,678	140,206	14,724	10.50%	215,323	191,124	18,200	9.52%

Total commercial	383,697	383,080	23,916	6.24%	506,807	461,648	41,346	8.96%

Total	$1,367,842	$1,358,530	$74,265	5.47%	$1,312,272	$1,259,656	$68,693	5.45%

(1)	Gross reserve percent represents the amount of the related allowance to the recorded investment.

(2)

As of December 31, 2010, includes UPB and recorded investment of $66.0 million and $65.7 million, respectively of impaired loans not previously reported as TDRs, as identified by management’s review of all modified loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table provides Doral’s average recorded investment in impaired loans and the related interest income recognized during the time within that period that the loans were impaired for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011		2010		2009
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Consumer
Non-FHA/VA residential	$753,682	$40,193	$539,279	$41,591	$94,494	$15,887

Total consumer	753,682	40,193	539,279	41,591	94,494	15,887
Commercial
Commercial real estate	245,084	4,160	193,840	4,696	81,180	2,629
Commercial and industrial	8,562	558	3,074	244	460	21
Construction and land	160,812	1,988	251,636	1,861	317,881	2,766

Total commercial	414,458	6,706	448,550	6,801	399,521	5,416

Total	$1,168,140	$46,899	$987,829	$48,392	$494,015	$21,303

13.	Related Party Transactions

The following table summarizes certain information regarding Doral Financial’s loans outstanding to executive officers, directors and certain related individuals, for the periods indicated:

	For the Years Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$1,300	$2,840
Repayments	(49)	(96)
Loans of former officers	(29)	(1,444)

Balance at end of period(1)	$1,222	$1,300

(1)	At December 31, 2011 and 2010, none of the loans outstanding were delinquent.

At both December 31, 2011 and 2010, the amount of loans outstanding to executive officers, directors and certain related individuals secured by mortgages on real estate amounted to $1.2 million.

Since 2000, Doral Financial had conducted business with an entity that provides property inspection services and is co-owned by the spouse of a former Executive VP (employed through third quarter of 2010) of the Company. The amount paid by the Company in 2010 to this entity up to the last day of employment of the former Executive VP totaled $1.7 million. There were no payments made to this entity during 2011.

For the year ended December 31, 2010, the Company assumed approximately $0.6 million of the professional services expense related to Doral Holdings. For the year ended December 31, 2011 there was no professional services expense related to Doral Holdings.

At December 31, 2011 and 2010, Doral Financial’s banking subsidiary (or subsidiaries in 2010) had deposits from officers, directors, employees and principal stockholders of the Company totaling to approximately $8.6 million and $5.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

14.	Accounts Receivable

The Company reported accounts receivable of $36.4 million and $28.7 million as of December 31, 2011 and 2010, respectively. Total accounts receivable included $15.2 million and $12.5 million related to claims of loans foreclosed to FHA and VA as of December 31, 2011 and 2010, respectively.

Lehman Brothers Transaction

Prior to 2011, Doral Financial Corporation and Doral Bank (together and for purposes of this transaction defined as “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward To-Be-Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward TBA agreements resulting in their termination as of September 19, 2008.

The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during 2008. In 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceeding for LBI that it is owed approximately $43.3 million, representing the excess of the value of the securities held by LBI above the amounts owed by Doral under the agreements, plus ancillary expenses and interest.

Based on the information available in the fourth quarter of 2008, Doral determined that the process would likely take more than a year and that mounting legal and operating costs would likely impair the ability of LBI to pay 100% of the claims filed against it, especially for general creditors. As a result, as of December 31, 2008, Doral accrued a loss of $21.6 million against the $43.3 million owed by LBI.

Based on the information available in the second quarter of 2010, Doral recognized an additional loss of $10.8 million against the $43.3 million owed by LBI. A net receivable of $10.9 million was recorded in “Accounts Receivable” on the Company’s consolidated statements of financial condition.

During the fourth quarter of 2010, Doral sold and assigned to a third party all of Doral’s rights, title, and interest in and to its claims in the SIPC proceeding, including all of its rights to prosecute its claims, as a result of which Doral recognized an additional loss of $1.5 million on financial disposition of the net receivable.

15.	Servicing Activities

The components of net servicing income are presented below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Servicing fees (net of guarantee fees)	$27,117	$27,961	$29,179
Late charges	7,467	10,110	8,482
Prepayment penalties	820	774	341
Interest loss	(5,758)	(6,764)	(6,067)
Other servicing fees	907	912	533

Servicing income, gross	30,553	32,993	32,468
Changes in fair value of mortgage servicing rights(1)	(12,074)	(12,087)	(3,131)

Total net servicing income	$18,479	$20,906	$29,337

(1)	Includes $1.4 million, $1.4 million and $2.3 million of servicing release due to repurchases for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The changes in servicing assets measured using the fair value method for the years ended December 31, 2011, 2010 and 2009 are presented below:

	December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$114,342	$118,493	$114,396
Capitalization of servicing assets	10,035	8,128	7,387
Sales of servicing asset(1)	—	(192)	(159)
Servicing release due to repurchase(2)	(1,401)	(1,414)	(2,289)
Change in fair value	(10,673)	(10,673)	(842)

Balance at end of period(3)	$112,303	$114,342	$118,493

(1)

Amount represents MSRs sales related to $24.0 million and $7.1 million in principal balance of mortgage loans for the corresponding years ended December 31, 2010 and 2009, respectively. There were no MSRs sales during the year ended December 31, 2011.

(2)

Amount represents the adjustment of MSR fair value related to the repurchase of $97.6 million, $102.8 million and $178.7 million in principal balance of mortgage loans serviced for others for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)

Outstanding balance of loans serviced for third parties totaled $7.9 billion, $8.2 billion and $8.7 billion as of December 31, 2011, 2010 and 2009, respectively, which includes $2.8 million and $3.1 million as of December 31, 2010 and 2009, respectively, of loans being serviced under sub-servicing arrangements.

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and; (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the year ended December 31, 2011 was 7.7% compared to 8.1% for the corresponding 2010 period.

Discount rate assumptions (weighted average) for the Company’s servicing assets were stable for the years ended December 31, 2011 and 2010, which were 11.2% and 11.3%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets was 7.0 years for the years ended December 31, 2011 and 2010. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At December 31, 2011 and 2010, fair values of the Company’s retained interest were based on valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The weighted-averages of key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2011, were as follows:

	Servicing Assets	Interest-Only Strips
	(Dollars in thousands)
Carrying amount of retained interest	$112,303	$43,877
Weighted-average expected life (in years)	7.0	5.6
Constant prepayment rate (weighted-average annual rate)	7.7%	8.2%
Decrease in fair value due to 10% adverse change	$(3,555)	$(1,177)
Decrease in fair value due to 20% adverse change	$(7,016)	$(2,305)
Residual cash flow discount rate (weighted-average annual rate)	11.2%	13.0%
Decrease in fair value due to 10% adverse change	$(4,567)	$(1,574)
Decrease in fair value due to 20% adverse change	$(8,554)	$(3,034)

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

The methodology used in the valuation model of the IOs resulted in a CPR of 8.2% and 9.0% for the years ended December 31, 2011 and 2010, respectively. The change in the CPR between 2011 and 2010 was due mostly to a general decrease in market interest rates.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for the year ended December 31, 2011.

The activity of interest-only strips for the years ended December 31, 2011, 2010 and 2009 is presented below:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$44,250	$45,723	$52,179
Amortization	(7,854)	(10,284)	(9,236)
Gain on the IO value	7,481	8,811	2,780

Balance at end of period	$43,877	$44,250	$45,723

The gain on the valuation of the IO for the year ended December 31, 2011, when compared to the year ended December 31, 2010, resulted mainly from slower prepayment speed assumptions. The increase in value of the variable IO was offset by the decrease in value of embedded caps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table presents a detail of the cash flows received on the Company’s IOs portfolio for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total cash flows received on IO portfolio	$13,879	$16,470	$15,378
Amortization of IOs, as offset to cash flows	(7,854)	(10,284)	(9,236)

Net cash flows recognized as interest income	$6,025	$6,186	$6,142

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of December 31, 2011, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

Change in Interest Rates (Basis Points)	Constant Prepayment Rate	Weighted-Average Expected Life ) (Years	Change in Fair Value of IOs	Percentage of Change
	(Dollars in thousands)
200	5.7%	6.5	$(5,755)	(13.1)%
100	6.6%	6.2	(2,912)	(6.6)%
50	7.4%	5.8	(1,607)	(3.7)%
Base	8.2%	5.6	—	—%
–50	8.9%	5.3	2,019	4.6%
–100	9.4%	5.2	2,864	6.5%
–200	10.2%	5.0	3,768	8.6%

16.	Sale and Securitization of Mortgage Loans

As disclosed in Note 15, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained IOs. The Company’s retained interests are subject to prepayment and interest rate risk.

Key prepayment and discount rate assumptions used in determining the fair value at the time of sale for MSRs ranged as follows:

	Servicing Assets
	Minimum	Maximum
2011
Constant prepayment rate:
Government — guaranteed mortgage loans	6.77%	6.77%
Conventional conforming mortgage loans	7.84%	8.16%
Conventional non-conforming mortgage loans	7.04%	8.46%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.03%	9.08%
Conventional non-conforming mortgage loans	14.07%	14.14%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	Servicing Assets
	Minimum	Maximum
2010
Constant prepayment rate:
Government — guaranteed mortgage loans	6.88%	6.88%
Conventional conforming mortgage loans	8.55%	8.76%
Conventional non-conforming mortgage loans	7.16%	8.63%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.04%	9.18%
Conventional non-conforming mortgage loans	13.84%	14.07%
2009
Constant prepayment rate:
Government — guaranteed mortgage loans	7.55%	7.55%
Conventional conforming mortgage loans	7.87%	9.69%
Conventional non-conforming mortgage loans	8.85%	10.23%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.04%	9.20%
Conventional non-conforming mortgage loans	14.05%	14.19%

The Company’s mortgage servicing portfolio totaled approximately $12.3 billion, $12.6 billion and $13.1 billion at December 31, 2011, 2010 and 2009, respectively, including $4.4 billion, $4.4 billion and $4.4 billion, respectively, of mortgage loans owned by the Company for which no servicing asset has been recognized.

For the years ended December 31, 2011 and 2010, the unpaid principal balance of loan sales and securitizations totaled $564.6 million and $475.2 million, respectively, while loans for which the servicing was released or derecognized due to repurchases totaled $97.6 million and $102.8 million, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2011 and 2010, mortgage servicing advances were $61.8 million and $51.5 million, respectively, net of a reserve of $7.9 million and $9.0 million, respectively.

In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permits FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 28% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of December 31, 2011, no servicing agreements have been terminated.

17.	Servicing Related Matters

At December 31, 2011 and 2010, escrow funds and custodial accounts included approximately $74.7 million and $85.4 million, respectively, deposited with Doral Bank. These funds are included in the Company’s consolidated financial statements. At December 31, 2011 and 2010, escrow funds and custodial accounts also included approximately $27.0 million and $27.6 million, respectively, deposited with other banks, which were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $20.0 million as of December 31, 2011 and of $30.0 million and $17.0 million as of December 31, 2010.

18.	Premises and Equipment, net

Premises and equipment and useful lives used in computing depreciation and amortization consisted of:

	Useful Lives in Years	December 31,
		2011	2010
		(In thousands)
Office buildings	30-40	$72,906	$73,510
Office furniture and equipment	3-5	83,469	78,556
Leasehold and building improvements	5-10	58,262	54,127
Automobiles	5	320	320

		214,957	206,513
Less — Accumulated depreciation and amortization		(129,808)	(117,257)

		85,149	89,256
Land		14,797	14,797
Construction in progress		310	—

		$100,256	$104,053

As of December 31, 2011 and 2010, the amount of accumulated depreciation on property held for leasing purposes amounted to $2.3 million and $2.5 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization expense amounted to $12.9 million, $12.4 million and $12.4 million, respectively.

19.	Real Estate Held for Sale, net

The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale, net totaled to $121.2 million and $100.3 million as of December 31, 2011 and 2010, respectively.

The following table provides the OREO composition for the periods indicated:

	December 31,
	2011	2010
	(In thousands)
Residential	$60,584	$63,794
Commercial	20,589	17,599
Construction and land	39,980	18,880

Balance at end of period	$121,153	$100,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table presents the OREO activity for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
		(In thousands)
Balance at beginning of period	$100,273	$94,219	$61,340
Additions	113,650	93,077	85,515
Sales	(81,747)	(52,718)	(35,957)
Retirements	(4,266)	(2,724)	(3,370)
Provision for OREO losses	(6,757)	(31,581)	(13,309)

Balance at end of period	$121,153	$100,273	$94,219

During 2010, the Company established an additional provision of $17.0 million to recognize the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales.

The Company has improved its foreclosure functions resulting in shorter foreclosure periods, and units are entering the OREO portfolio at faster rates than in previous years, which together with the challenging economic conditions in Puerto Rico, resulted in a higher level of real estate owned. Retirements represent properties transferred to loan portfolio or claims receivable.

20.	Goodwill

At both December 31, 2011 and 2010, goodwill totaled to $4.4 million and was assigned principally to the Puerto Rico segment for 2011 and the mortgage banking segment for 2010. Goodwill is included within other assets in the consolidated statements of financial condition.

The Company performed the first step in the two-step impairment testing to identify potential impairment and concluded that the estimated fair value of the reporting unit exceeds its carrying value; therefore, the second step was not performed. No impairment was recorded for the years ended December 31, 2011 and 2010.

21.	Sources of Borrowing

At December 31, 2011, the scheduled aggregate contractual maturities (or estimates in the case of loans payable and a note payable with a local financial institution) of the Company’s borrowings were as follows:

	Deposits	Repurchase Agreements(1)(3)	Advances from FHLB(1)	Loans Payable(2)	Notes Payable	Total
	(In thousands)
2012	$3,108,058	$100,000	$187,000	$31,919	$38,140	$3,465,117
2013	594,184	182,800	149,157	29,364	8,802	964,307
2014	319,444	149,500	399,918	27,011	1,570	897,443
2015	271,774	10,000	356,411	24,843	1,655	664,683
2016	96,773	—	149,097	22,847	100,748	369,465
2017 and thereafter	4,483	—	—	149,921	355,851	510,255

	$4,394,716	$442,300	$1,241,583	$285,905	$506,766	$6,871,270

(1)

Includes $100.0 million of repurchase agreements with a rate of 2.98% and $80.0 million in advances from the FHLB with a rate of 5.04%, which the lenders have the right to call before their contractual maturities beginning in February 2012.

(2)

Secured borrowings with local financial institutions, collateralized by real estate mortgages at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled principal payments, but are payable according to the regular schedule amortization and prepayments of the underlying mortgage loans. For purposes of the table above the Company used a CPR of 8.1% to estimate the repayments.

(3)

The Company has a policy and procedures to manage counterparty risk associated to securities sold under agreements to repurchase and subsequent monitoring controls related to approved limits, concentration and exposure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

22.	Deposits

At December 31, deposits and their weighted-average interest rates are summarized as follows:

	2011		2010
	Amount	%	Amount	%
	(Dollars in thousands)
Brokered deposits	$2,157,808	2.24	$2,377,153	2.81
Certificates of deposits	669,438	1.58	703,473	2.25
Money market accounts	447,082	1.25	457,568	1.91
NOW and other transactions accounts	422,341	0.67	411,633	1.04
Regular savings	401,744	0.66	410,418	1.25

Total interest-bearing	4,098,413	1.71	4,360,245	2.31
Non-interest-bearing deposits	296,303	—	276,173	—

Total deposits	$4,394,716	1.59	$4,636,418	2.18

At December 31, 2011, deposits include certificates of deposits, money market accounts, NOW accounts and other transaction accounts, regular savings and non-interest bearing deposits totaled $436.4 million, $394.0 million, $418.2 million, $399.8 million and $280.6 million, respectively from P.R. sources and $233.0 million, $53.1 million, $4.1 million, $1.9 million and $15.7 million, respectively, from U.S. sources. In addition, all brokered deposits totaled $2.2 billion are from U.S. sources.

At December 31, 2011 and 2010, the Company reclassified from deposit accounts to loan balances $0.5 million and $0.6 million of overdrafts.

At December 31, 2011 and 2010, certificates of deposit over $100,000 amounted to approximately $2.4 billion and $2.8 billion, respectively. Also at December 31, 2011 and 2010, certificates of deposits over $250,000 amounted to approximately $2.1 billion and $2.6 billion, respectively.

The banking subsidiary had brokered certificates of deposits and brokered sweep deposits, as follows:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Brokered certificates of deposits
Within 12 months	$761,770	$796,608
12 to 24 months	526,201	580,661
24 to 36 months	285,794	297,613
36 to 48 months	263,582	206,532
48 to 60 months	94,867	243,116
60 months and thereafter	4,294	234,724

Total brokered certificates of deposits	1,936,508	2,359,254
Brokered sweep deposits	221,300	17,899

Total brokered deposits	$2,157,808	$2,377,153

23.	Securities Sold Under Agreements to Repurchase

As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the consolidated statements of financial condition as part of pledged investment securities available for sale (see Note 10).

The following table summarizes significant data about the Company’s securities sold under agreements to repurchase for the years ended December 31, 2011 and 2010:

	2011	2010
	(Dollars in thousands)
Carrying amount as of December 31,	$442,300	$1,176,800

Average daily aggregate balance outstanding	$733,185	$1,645,805

Maximum balance outstanding at any month-end	$1,176,800	$2,245,262

Weighted-average interest rate during the year	2.88%	3.20%
Weighted-average interest rate at year end	2.55%	3.10%

Securities sold under agreements to repurchase as of December 31, 2011, grouped by counterparty, were as follows:

	Repurchase Liabilty	Weighted-Average Maturity (In Months)
	(Dollars in thousands)
Counterparty
Credit Suisse	$342,300	17
Merrill Lynch, Pierce, Fenner & Smith, Inc.	100,000	26

Total	$442,300	19

The following table presents the carrying and market values of securities available for sale pledged as collateral, shown by remaining maturity of the repurchase agreement, for the years ended December 31, 2011 and 2010:

	2011(1)				2010(1)
	Carrying Value	Market Value	Repurchase Liability	Repo Rate	Carrying Value	Market Value	Repurchase Liability	Repo Rate
	(Dollars in thousands)
Agency MBS
Term over 90 days	$300,186	$300,903	$269,117	2.76%	$1,039,208	$1,045,626	$971,050	3.03%
CMO Government Sponsored Agencies
Term over 90 days	22,633	22,485	15,000	2.88%	217,868	221,519	190,100	3.34%

	$322,819	$323,388	$284,117	2.77%	$1,257,076	$1,267,145	$1,161,150	3.08%

(1)	Excludes securities sold under agreement to repurchase transactions which were collateralized with securities or other assets held for trading or which have been obtained under agreement to resell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

24.	Advances from FHLB

Advances from FHLB consisted of the following;

	December 31,
	2011	2010
	(Dollars in thousands)
Non-callable advances with maturities ranging from June 2012 to February 2016 (2010 — January 2011 to May 2013) at various fixed rates averaging 3.23% and 3.64%, at December 31, 2011 and 2010, respectively.	$1,111,583	$747,420
Non-callable advances with maturities ranging from October 2012 to November 2012 (2010 — September 2011 to November 2012), tied to 1-month LIBOR adjustable monthly, at various variable rates of 0.32% and 0.28%, at December 31, 2011 and 2010, respectively.	50,000	74,000
Putable structured advance due on March 2012, at a fixed rate of 5.04% at both December 31, 2011 and 2010, respectively, putable at March 2012 (2010 — March 2011).	80,000	80,000

	$1,241,583	$901,420

Maximum advances outstanding at any month end during the year ended December 31, 2011 were $1.3 billion. The approximate average daily outstanding balance of advances from FHLB for the year ended December 31, 2011 was $1.2 billion. The weighted-average interest of such advances, computed on a daily basis was 3.22% for the year ended December 31, 2011.

At December 31, 2011, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

During the first quarter of 2011, the Company entered into an agreement with the FHLB to exchange $555.4 million of its non-callable term advances, reducing the average contractual interest rate on those advances to 1.7% from 4.1%, and the average effective interest rate from 4.1% to 2.7%, and extending the average maturities to 39 months from 14 months. This transaction resulted in a $22.0 million fee paid to FHLB, which is capitalized and amortized as yield adjustment over the term of the borrowing.

During the second quarter of 2011, the Company increased its advances from FHLB, using the proceeds to repay securities sold under agreements to repurchase from the FHLB, reducing contractual interest rates from 4.2% to 1.9%, and extending average maturity from 28 months to 48 months. The transaction resulted in a $40.2 million fee which is capitalized and amortized as a yield adjustment over the term of the borrowing. The proceeds from the increase in advances from FHLB were used to repay other repurchase agreements, fund new loans, or were retained in cash.

The advances from the FHLB are subject to early termination fees.

25.	Loans Payable

At December 31, 2011 and 2010, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Outstanding loans payable consisted of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR averaging 1.91% and 1.74% at December 31, 2011 and 2010, respectively, collateralized by residential mortgage loans.	$271,795	$287,511
Secured borrowings with local financial institutions, at fixed interest rates averaging 7.39% and 7.40% at December 31, 2011 and 2010, respectively, collateralized by residential mortgage loans.	14,110	16,524

	$285,905	$304,035

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum loans payable outstanding at any month end during the year ended December 31, 2011 were $301.6 million. The approximate average daily outstanding balance of loans payable for the year ended December 31, 2011 was $295.5 million. The weighted-average interest of such borrowings, computed on a daily basis, was 2.02% for the year ended December 31, 2011.

At December 31, 2011 and 2010, the Company had $109.1 million and $122.0 million, respectively, of loans held for sale and $175.7 million and $180.4 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

26.	Notes Payable

	December 31,
	2011	2010
	(Dollars in thousands)
$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	$29,969	$29,875
$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly, redeemable since March 2011.	98,993	98,801
$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,557	39,492
$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,529	29,499
Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from June 2012 to December 2029 (2010 — June 2011 to December 2029), paying interest monthly, redeemable since December 2011.	37,405	38,445
Bonds payable at a fixed rate of 6.25%, with maturities ranging from June 2012 to December 2029 (2010 — June 2011 to December 2029), paying interest monthly, redeemable since December 2011.	7,200	7,400
Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	14,273	20,624
$250.0 million notes, net of discount, bearing interest at a variable interest rate, paying 3-month LIBOR plus 1.85%, due on July 21, 2020, paying interest quarterly since January 2011.	249,840	249,822

	$506,766	$513,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of December 31, 2011, the outstanding principal balance of the bonds was $44.6 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2012 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

On July 8, 2010, the Company, through its subsidiary, Doral Money, entered into a collateralized loan obligation (“CLO”) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans were pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral CLO I, Ltd. is consolidated with the Company in these financial statements.

DLAM, LLC, is a subsidiary of Doral Money and holds the $200.0 million of subordinated notes issued by Doral CLO I, Ltd. DLAM, LLC, is consolidated with the Company in these financial statements.

27.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2011	2010
	(In thousands)
GNMA defaulted loans — buy-back option (see note 11)	$168,517	$153,406
Dividends payable	26,969	17,309
Recourse obligation	10,977	10,264
Accrued interest payable	9,350	17,541
Customer mortgages and closing expenses payable	9,259	3,485
Accrued salaries and benefits payable	8,811	6,841
Other Professional Fees	7,166	9,471
Deferred rent obligation	3,170	2,284
Swap fair value on cash flow hedges	1,867	4,644
Trading liabilities	236	741
Unrecognized tax benefit	—	805
Tax payable	224	—
Other accrued expenses	7,830	10,996
Other liabilities	9,365	13,741

	$263,741	$251,528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

28.	Income Taxes

Background

Income taxes include Puerto Rico income taxes as well as applicable U.S. federal and state taxes. Except for the U.S. operations of Doral Bank (referred to as Doral Bank US) and Doral Money, which is a U.S. Corporation, most of the Company’s operations are conducted through subsidiaries in Puerto Rico. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such U.S. tax is creditable, with certain limitations, against Puerto Rico income taxes.

Until December 31, 2010, the maximum statutory corporate income tax rate in Puerto Rico was 39.00%. Under the 1994 Puerto Rico Internal Revenue Code, as amended (“1994 Code”), corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank or any other Puerto Rico subsidiary subject to tax under the Puerto Rico tax code.

On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A was introduced to the Code to impose a 5.00% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years beginning after December 31, 2008 and before January 1, 2012. This increased the Company’s income tax rate from Puerto Rico sourced income from 39.00% to 40.95% for tax years from 2009 through 2011.

On November 15, 2010, Act 171 was enacted into law (“Act 171”) generally providing, among other things: (1) a one-year income tax credit equal to 7.00% of the “tax liability due” to corporations that paid the Christmas bonus required by local labor laws, and (2) extending to 10 years the carry forward term of net operating losses incurred for years beginning after December 31, 2004 and before December 31, 2012.

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (“2011 Code”) generally making the 1994 Code ineffective, for years beginning after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30.00% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restriction on the use of net operating loss carry forward after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or a group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects at the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

The Company is evaluating the impact of the tax reform on its results of operations including the election to be taxed under the 1994 Code. Nevertheless, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed, the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code as of December 31, 2011 would represent an additional deferred tax expense of $7.6 million.

Income Tax Expense (Benefit)

The components of income tax expense (benefit) for the years ended December 31, are summarized below:

	2011	2010	2009
		(In thousands)
Current income tax expense (benefit):
Puerto Rico	$—	$—	$(18,618)
United States	5,461	7,431	7,170

Total current income tax expense (benefit)	5,461	7,431	(11,448)
Deferred income tax expense (benefit):
Puerto Rico	(1,576)	6,838	(7,300)
United States	(2,178)	614	(2,729)

Total deferred income tax (benefit) expense	(3,754)	7,452	(10,029)

Total income tax expense (benefit)	$1,707	$14,883	$(21,477)

The current income tax expense of $5.5 million as of December 31, 2011, was related to taxes on U.S. source income.

The deferred income tax benefit of $3.8 million for the year ended December 31, 2011 reflected an $11.2 million improvement over the comparable period of 2010. The $2.8 million decrease in deferred income tax expense in the U.S. for the year ended December 31, 2011 compared to 2010 was due to higher DTAs and a corresponding deferred income tax benefit of $2.2 million resulting from better business efficiencies from the merger of Doral Bank FSB into Doral Bank and a higher non-deductible allowance for loan and lease losses related to the growth of loans in the U.S. operations during 2011. Additionally, the Puerto Rico operations had a deferred income tax benefit of $1.6 million, an improvement of $8.4 million, due to better utilization of the IO tax asset as there were more profits at some of the Puerto Rico entities, which allowed the release of a portion of the valuation allowance related to the IO tax asset.

The income tax expense of $14.9 million for the year ended December 31, 2010 consists of a current income tax expense of $7.4 million and a deferred income tax expense of $7.5 million. The current income tax expense of $7.4 million was related to taxes on U.S. source income. The deferred income tax expense of $7.5 million was related to the recognition of additional deferred tax assets (“DTA”), primary net operating losses (“NOL”), net of amortization of existing DTAs and net of an increase in the valuation allowance.

The recognition of income tax benefit of $21.5 million for the year ended December 31, 2009 was driven by a current income tax benefit of $11.4 million and a deferred tax benefit of $10.0 million. The current income tax benefit is primarily related to the release of unrecognized tax benefits due to the expiration of the statute of limitations on certain tax positions net of the recognition of certain unrecognized tax benefits during that year. This net benefit was partially offset by the recognition of tax expense related to intercompany transactions in the federal tax jurisdiction which had not been previously recognized, net of current income tax benefit primarily due to the effect of entering into an agreement with the Puerto Rico Treasury Department during the third quarter of 2009, net of the amortization of existing DTAs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2011		2010		2009
	(Dollars in thousands)
Loss before income taxes	$(8,983)		$(277,011)		$(42,621)

	Amount	% of Pre-tax Loss	Amount	% of Pre-tax Loss	Amount	% of Pre-tax Loss
Tax at statutory rates	$3,503	39.0	$108,034	39.0	$16,622	39.0
Tax effect of deductions related to tax agreements	—	—	—	—	(12,520)	(29.4)
Net increase (decrease) in deferred tax valuation allowance(1)	1,945	21.7	(121,866)	(44.0)	245	0.6
Adjustments for unrecognized tax benefits	—	—	—	—	14,525	34.1
Tax effect of U.S. withholding tax	(5,652)	(62.9)	(5,110)	(1.8)	—	—
Other, net	(1,503)	(16.8)	4,059	1.4	2,605	6.1

Income tax (expense) benefit	$(1,707)	(19.0)	$(14,883)	(5.4)	$21,477	50.4

(1)	Excludes the change in the valuation allowance for unrealized losses on cash flow hedges.

Deferred Tax Components

The Company’s DTA consists primarily of the differential in the tax basis of IOs sold, net operating loss carry-forwards and other temporary differences arising from the daily operations of the Company.

The Company has entered into several agreements with the Puerto Rico Treasury Department related to the intercompany transfers of IOs (the “IO Tax Asset” or “IO”) and its tax treatment thereon. Under the agreements, the Company established the tax basis of all the IO transfers, clarified that for Puerto Rico income tax purpose the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years, and established that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico operations of the banking subsidiary. During the third quarter of 2009, the Company entered into an agreement with the Puerto Rico Treasury Department that granted the Company a two year moratorium of the amortization of the IO Tax Asset. This agreement resulted in a benefit of $11.2 million for the third quarter of 2009 and was effective for the taxable year beginning January 1, 2009. The realization of the deferred tax asset related to the differential in the tax basis of IOs sold is dependent upon the existence of, or generation of, taxable income during the remaining 12 year period (15 year original amortization period, 17 year original amortization period including the two year moratorium) in which the amortization of the IO Tax Asset is available. The IOs expire in 2022. Any IO amortization in excess of all legal entities’ taxable income would become a NOL subject to the 7 or 10 year carry-over period. Upon a business combination, which is not structured as a purchase of assets, the IOs should survive and be available to be used by the group’s legal entities.

NOLs generated between 2005 and 2011 can be carried forward for a period of 10 years in Puerto Rico (there is no carry-back allowed in Puerto Rico) and 20 years in the US. The NOLs creating deferred tax assets begin to expire in 2016 until 2021 for Puerto Rico entities and 2025 through 2031 for United States entities filing in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

The Company evaluates its deferred tax asset for realizability, and the deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

As of December 31, 2011, the Company had two Puerto Rico entities which had incurred several consecutive years of losses. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future.

Accordingly, as of December 31, 2011 and 2010, the Company determined that it was more likely than not that $432.9 million and $462.7 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount.

As of December 31, 2011 and 2010, the Company’s deferred tax assets were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred income tax asset resulting from:
Differential in tax basis of IOs sold	$184,555	$237,912
Net operating loss carry-forwards	243,156	193,322
Allowance for loan and lease losses	39,885	48,635
Capital loss carry-forward	16,757	26,783
Reserve for losses on OREO	14,066	17,340
Other	45,520	44,445

Gross deferred tax asset	543,939	568,437
Valuation allowance	(432,933)	(462,725)

Net deferred tax asset	$111,006	$105,712

Net operating loss carry-forwards outstanding at December 31, 2011 expire as follows:

(In thousands)
2016	$38,518
2017	45,385
2018	24,406
2019	9,442
2020	72,733
2021	50,961
2027	1,110
2028	243
2031	358

$243,156

As of December 31, 2011 and 2010, the deferred tax asset valuation allowance off-set the following deferred tax assets:

	December 31,
	2011	2010
	(In thousands)
Differential in tax basis of IOs sold	$85,514	$143,550
Net operating loss carry-forwards	238,085	186,447
Allowance for loan and lease losses	36,816	45,950
Capital loss carry-forward	16,754	26,779
Reserve for losses on OREO	13,983	17,294
Other	41,781	42,705

Total valuation allowance	$432,933	$462,725

The valuation allowance also includes $0.4 million and $1.3 million related to deferred taxes on unrealized losses on cash flow hedges as of December 31, 2011 and 2010, respectively.

Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of December 31, 2011 and 2010, because the Company had the positive intent and the ability to hold the securities until maturity or recovery of value.

As of December 31 2011 and 2010, the net deferred tax asset by legal entity was as follows:

	As of December 31, 2011
	Doral Financial Corporation	Doral Bank	Doral Mortgage LLC	Doral Insurance Agency	Doral Money	Total
	(In thousands)
Differential in tax basis of IOs sold	$184,555	$—	$—	$—	$—	$184,555
Net operating loss carry-forwards	47,989	191,449	3,360	—	358	243,156
Allowance for loan and lease losses	3,902	33,109	—	—	2,874	39,885
Capital loss carry-forward	849	15,908	—	—	—	16,757
Reserve for losses on OREO	2,619	11,447	—	—	—	14,066
Unrealized losses on investment securities available for sale	206	—	—	—	—	206
Other	16,768	26,362	138	2,928	437	46,633

Deferred tax assets	256,888	278,275	3,498	2,928	3,669	545,258
Unrealized gains on investment securities available for sale	—	(132)	—	—	—	(132)
Other	—	(786)	(64)	—	(337)	(1,187)

Deferred tax liabilities	—	(918)	(64)	—	(337)	(1,319)
Valuation allowance	(157,641)	(275,292)	—	—	—	(432,933)

Net deferred tax asset	$99,247	$2,065	$3,434	$2,928	$3,332	$111,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	As of December 31, 2010
	Doral Financial Corporation	Doral Bank PR	Doral Mortgage LLC	Doral Insurance Agency	Doral Money	Doral Bank FSB	Total
	(In thousands)
Differential in tax basis of IOs sold	$237,912	$—	$—	$—	$—	$—	$237,912
Net operating loss carry-forwards	46,634	139,813	5,963	83	—	829	193,322
Allowance for loan and lease losses	3,554	42,396	—	—	2,098	587	48,635
Capital loss carry-forward	6,776	20,003	—	—	—	4	26,783
Reserve for losses on OREO	4,903	12,391	—	—	—	46	17,340
Other	14,887	29,403	178	2,935	14	100	47,517

Deferred tax assets	314,666	244,006	6,141	3,018	2,112	1,566	571,509
Unrealized gains on investment securities available for sale	—	(1,889)	—	—	—	—	(1,889)
Other	(700)	(299)	(135)	—	(49)	—	(1,183)

Deferred tax liabilities	(700)	(2,188)	(135)	—	(49)	—	(3,072)
Valuation allowance	(219,017)	(243,708)	—	—	—	—	(462,725)

Net deferred tax asset	$94,949	$(1,890)	$6,006	$3,018	$2,063	$1,566	$105,712

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the tax rate in effect under the 1994 Code, which is 39.00%. As of December 31, 2011, DTAs totaling $418.5 million were at the higher rate with a valuation allowance of $384.9 million. DTAs of $98.9 million were at the 30.00% tax rate with a valuation allowance of $29.9 million, while DTAs of $26.5 million with a valuation allowance of $18.1 million, were at other tax rates (and would not be impacted by the change in the tax code). If the Company elects to adopt the 2011 Code, DTAs would be $447.5 million with a valuation allowance of $344.0 million for a net DTA of $103.5 million.

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At December 31, 2011, the net deferred tax asset associated with these two companies was $6.4 million, compared to $9.0 million at December 31, 2010. In addition, approximately, $99.0 million of the IO tax asset maintained at the holding company would be realized through these entities. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

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

Accounting for Uncertainty in Income Taxes

At both December 31, 2011 and December 31, 2010, the Company did not have unrecognized tax benefits and had accrued interest of $0.8 million on previously unrecognized tax benefits. As of December 31, 2009, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Company had unrecognized tax benefits of $3.5 million and accrued interest of $0.6 million. The Company classifies all interest related to tax uncertainties as income tax expense. For the years ended December 31, 2010 and 2009, the Company recognized interest and penalties of $0.2 million and $0.6 million, respectively. The Company did not recognize interest and penalties during the year ended December 31, 2011.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. During the third quarter of 2010, the Company settled its uncertain tax positions. As of December 31, 2011, the following years remain subject to examination: U.S. Federal jurisdictions – 2005 through 2009 and Puerto Rico – 2006 through 2009.

For the year ended December 31, 2011, the Company did not identify any additional uncertain tax position.

The following table presents beginning and ending amounts of accruals for uncertain tax positions for the year ended December 31, 2010:

December 31, 2010
(In thousands)
Balance at beginning of period	$3,475
Additions for tax positions of prior years	280
Release of contingencies	(3,755)

Balance at end of period	$—

29.	Guarantees

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the year ended December 31, 2011, repurchases totaled to $9.0 million, compared to $1.0 million for the corresponding 2010 period. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s consolidated statement of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2011 and 2010, the outstanding principal balance of such delinquent loans was $109.8 million and $139.6 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90—120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years); (ii) the lapse of time combined with certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property; or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2011 and 2010, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $687.5 million and $775.0 million, respectively.

As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $619.7 million and $688.6 million, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities in the Company’s statement of financial condition. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the years ended December 31, 2011 and 2010, the Company repurchased at fair value $14.3 million and $28.6 million, respectively, pursuant to recourse provisions.

Doral Financial’s reserve for its loss exposure to recourse totaled to $11.0 million and $10.3 million, and the reserve for other credit-enhanced transactions explained above totaled to $7.9 million and $9.0 million as of December 31, 2011 and 2010, respectively.

The following table presents the changes in the Company’s liability for estimated losses from recourse agreements included in the statement of financial position for the periods indicated:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$10,264	$9,440
Net charge-offs / termination	(1,841)	(3,115)
Provision for recourse liability	2,554	3,939

Balance at end of period	$10,977	$10,264

30.	Unused lines of credit

At December 31, 2011 and 2010, the Company had an uncommitted line of credit with the Federal Home Loan Bank of up to 30% of the assets reflected in the consolidated statement of financial condition of Doral Bank. As of December 31, 2011 and 2010, the Company could draw an additional $0.8 billion and $2.4 billion, respectively. As a condition of drawing these additional amounts, the Company is required to pledge collateral for the amount of the draw plus a required over-collateralization amount. As of December 31, 2011 and 2010, the Company had pledged excess collateral of $65.3 million and $0.7 billion, respectively.

During 2011, the Company used much of the available line of credit to facilitate the restructure of certain repurchase agreements. See notes 23 and 24 for additional information related to this restructure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

31.	Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

	December 31,
	2011	2010
	(In thousands)
Commitments to extend credit	$157,030	$139,791
Commitments to sell loans	178,789	64,751
Commercial and performance standby letter of credit	25	25

Total	$335,844	$204,567

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

32.	Commitments and Contingencies

Total minimum rental and operating commitments for leases in effect at December 31, 2011 were as follows:

(In thousands)
2012	$7,164
2013	6,767
2014	6,959
2015	6,744
2016	7,668
2017 and thereafter	31,697

$66,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Total rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $9.3 million, $7.7 million and $7.2 million, respectively.

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

The consent order restricts Doral Financial from receiving dividends from the banking subsidiaries without the approval of the respective primary banking regulatory agency. Doral Financial is also required to request permission from the Federal Reserve for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date and requires Doral Financial and Doral Bank to submit plans regarding the maintenance of minimum levels of capital and liquidity. Doral Financial has complied with these requirements and no fines or civil money penalties were assessed against the Company under the order.

Effective January 14, 2008, the FDIC and the Office of the Commissioner terminated a cease and desist order that had been entered by these regulatory agencies with Doral Bank on March 16, 2006 (the “Former Order”). The Former Order was similar to the consent order of Doral Financial with the Federal Reserve described above, and related to safety and soundness issues in connection with the announcement by Doral Financial in April 2005 of the need to restate its financial statements for the period from January 1, 2000 to December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial and Doral Bank have undertaken specific corrective actions to comply with the requirements of the terminated enforcement actions and the single remaining enforcement action, but cannot give assurance that such actions are sufficient to prevent further enforcement actions by the banking regulatory agencies.

33.	Retirement and compensation plans

The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (“the Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and complete one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. The Company makes a matching contribution equal to $0.50 for every dollar of pre-tax contribution made by participants to the Plan with an annual compensation exceeding $30,000, up to 3% of the participant’s basic compensation, as defined. For those participants in the Plan with an annual compensation up to $30,000, the Company makes a matching contribution equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s basic compensation, as defined. Company matching contributions are invested following the employees investment direction for their own money. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2011, 2010 and 2009, was approximately $434,000, $436,000 and $459,000, respectively.

As of December 31, 2011, 2010 and 2009 the Company had no defined benefit or post-employment benefit plans.

34.	Stockholders’ Equity

On September 29, 2003, and October 8, 2003, the Company issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% perpetual cumulative convertible preferred stock (the “convertible preferred stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. As of December 31, 2011 and 2010, there were 813,526 shares of the convertible preferred stock issued and outstanding. The convertible preferred stock ranks on parity with the Company’s 7.00% noncumulative monthly income preferred stock, Series A (the “7% preferred stock”), 8.35% noncumulative monthly income preferred stock, Series B (the “8.35% preferred stock”) and 7.25% noncumulative monthly income preferred stock, Series C (the “7.25% preferred stock”), with respect to dividend rights and rights upon liquidation, winding up or dissolution (see description below).

During 2002, the Company issued 4,140,000 shares of its 7.25% preferred stock at a price of $25.00 per share, its liquidation preference. As of December 31, 2011 and 2010, there were 2,716,005 shares of the 7.25% preferred stock issued and outstanding. The 7.25% preferred stock may be redeemed at the option of the Company beginning on May 31, 2007, at varying redemption prices starting at $25.50 per share.

During 2000, the Company issued 2,000,000 shares of its 8.35% preferred stock at a price of $25.00 per share, its liquidation preference. As of December 31, 2011 and 2010, there were 1,331,694 shares of the 8.35% preferred stock issued and outstanding. The 8.35% preferred stock may be redeemed at the option of the Company beginning on September 30, 2005, at varying redemption prices that start at $25.50 per share.

During 1999, the Company issued 1,495,000 shares of its 7% preferred stock at a price of $50.00 per share, its liquidation preference. As of December 31, 2011 and 2010, there were 950,166 shares of the 7.00% preferred stock issued and outstanding, respectively. The 7% preferred stock may be redeemed at the option of the Company beginning February 28, 2004, at varying redemption prices that start at $51.00 per share.

On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

The exchange by holders of shares of the non-convertible preferred stock for shares of common stock and payment of a cash premium resulted in the extinguishment and retirement of such shares of non-convertible preferred stock and an issuance of common stock. The carrying (liquidation) value of each share of non-convertible preferred stock retired was reduced and common stock and additional paid-in-capital increased in the amount of the fair value of the common stock issued. Upon the cancellation of such shares of non-convertible preferred stock acquired by the Company pursuant to the offer to exchange, the difference between the carrying (liquidation) value of shares of non-convertible preferred stock retired and the fair value of the exchange offer consideration exchanged (fair value of common stock) was treated as an increase to retained earnings and income available to common shareholders for earnings per share purposes.

The exchange by holders of convertible preferred stock for common stock and a cash premium was accounted for as an induced conversion. Common stock and additional paid-in-capital was increased by the carrying (liquidation) value of the amount of convertible preferred stock exchanged. The fair value of common stock issued in excess of the fair value of securities issuable pursuant to the original exchange terms was treated as a reduction to retained earnings and net income available to common shareholders for earnings per share purposes.

On April 19, 2010, the Company announced that it had entered into a definitive Stock Purchase Agreement with various purchasers of the Company’s common stock, including certain direct and indirect investors in Doral Holdings Delaware LLC (“Doral Holdings”), which at the time was the controlling stockholder of the Company, to raise up to $600.0 million of new equity capital for the Company through a private placement. Shares were sold in two tranches: (i) a $180.0 million non-contingent tranche consisting of approximately 180,000 shares of the Company’s Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock”), $1.00 par value and $1,000 liquidation preference per share and (ii) a $420.0 million contingent tranche consisting of approximately 13.0 million shares of the Company’s common stock and approximately 359,000 shares of non-voting Preferred Stock. In addition, as part of the non-contingent tranche, the Company issued into escrow 105,002 shares of Preferred Stock with a liquidation value of $105.0 million, to be released to purchasers if the Company did not complete an FDIC assisted transaction.

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

In connection with the Stock Purchase Agreement, the Company also entered into a Cooperation Agreement with Doral Holdings, Doral Holdings L.P. and Doral GP Ltd. pursuant to which Doral Holdings made certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

commitments including the commitment to vote in favor of converting the Mandatorily Convertible Non-Cumulative Preferred Stock to common stock and registering the shares issued pursuant to this capital raise and other previously issued unregistered shares of common stock and to dissolve Doral Holdings pursuant to certain terms and conditions.

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

Results of the 2010 preferred stock exchange offers were as follows:

	Preferred Shares Exchange	Preferred Shares After Exchange	Book Value of Preferred Shares After Exchange
	(Dollars in thousands)
Nonconvertible preferred stock:
Series A	316,661	950,166	$47,508
Series B	450,967	1,331,694	33,292
Series C	863,197	2,716,005	67,900
Convertible preferred stock	58,634	813,526	203,382

	1,689,459	5,811,391	$352,082

The ability of the Company to pay dividends in the future is limited by the consent order entered into with the Federal Reserve and by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors.

Current regulations limit the amount in dividends that Doral Bank may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank to fall below the regulatory capital requirements. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, the Company’s consent order with the Federal Reserve does not permit the Company to receive dividends from Doral Bank unless the payment of such dividends has been approved by the FDIC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the years ended December 31, 2011 and 2010.

On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vest ratably over a five year period commencing with the grant date.

On February 11, 2009, another independent director was appointed to the Company’s Board of Directors. In accordance to the plan, this director had the right to receive 2,000 shares of restricted stock for his service to the Board. The plan stated that the shares would vest and the restriction would lapse with respect to the shares after a one year period. On November 3, 2011, the Company issued to this Director 2,000 shares of restricted common stock.

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

Effective on January 21, 2011, the Company approved an amended compensation policy for its outside directors. The amendments were approved taking into consideration the fact that the Company is no longer a “controlled company” under the applicable rules of the New York Stock Exchange. The principal terms of the amended compensation policy for its outside directors are the following:

(a)	Annual retainer of $50,000 for all directors;

(b)	Additional annual retainers of (i) $25,000 for the Lead Independent Director, the Chairman of the Audit Committee and the Chairman of the Risk Policy Committee, and (ii) $12,500 for the Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Compensation Committee;

(c)	The following meeting attendance fees: (i) $5,000 as a meeting fee for regular board and committee meetings when said meetings are held on the same date or consecutive dates; (ii) $1,500 for special board meetings or Audit Committee meetings in teleconference; (iii) $1,000 for special Risk Policy Committee meetings in teleconference; (iv) $750 for other committee meetings held in teleconference; and (v) $3,500 for any other on-site special committee or board meeting; provided, however, that in the event that the Company has notified board and committee meetings on site the same date or consecutive dates, the directors shall receive $5,000 irrespective of the number of meetings; and

(d)

A one-time grant of 25,000 restricted shares of the Company’s common stock. The shares of restricted stock to be awarded will be issued pursuant to the terms and conditions of the Company’s 2008 Stock Incentive Plan. The shares of restricted stock will be issued without cost to the recipients, and will vest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

in installments so long as at the time of vesting the director has been continuously a director of the Company from the date of grant, as follows: fifty percent (50%) of the shares of restricted stock shall vest twelve (12) months after the grant date and the remaining fifty percent (50%) of the shares of restricted stock shall vest twenty-four (24) months after the grant date. In addition, one hundred percent (100%) of the unvested shares of restricted stock shall vest (i) in the event of the death of the director during the vesting term, or (ii) upon the occurrence of a Change in Control (as such term is defined in the Restricted Stock Award Agreements between the Company and each Director).

On October 19, 2011, the Company filed a Post-Effective Amendment to Registration Statement on Form S-8, which constituted Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 22, 2008. The Post-Effective Amendment was filed solely for the purpose of permitting the resale of control securities of the Company pursuant to the reoffer prospectus that forms a part of the Post-Effective Amendment by the selling stockholders, which includes the shares that were awarded on June 25, 2010 to the Company’s officers pursuant to the Retention Program that were vested on June 25, 2011. During December of 2011, the Company issued a total of 1,000,000 shares of the restricted common stock that had vested.

Stock-based compensation recognized was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Stock-based compensation recognized, net	$3,713	$1,510	$94

Unrecognized at end of period:
Stock options	$94	$178	$250

Restricted stock	$4,507	$6,781	$—

Changes in stock options for 2011, 2010 and 2009 are as follows:

	2011		2010		2009
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Beginning of year	60,000	$13.70	60,000	$13.70	80,000	$13.70
Granted	—	—	—	—	—	—
Pre-vesting forfeitures	—	—	—	—	(20,000)	13.70

End of year	60,000	$13.70	60,000	$13.70	60,000	$13.70

Exercisable at period end	36,000	—	24,000	—	16,000	—

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	6.50
Expected volatility	39.00%
Expected dividend yield	—%
Risk-free interest rate	3.49%

Expected volatility is based on the historical volatility of the Company’s common stock over a ten-year period. The Company uses empirical research data to estimate options exercise and employee termination within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Doral Financial’s nonvested restricted shares activity for the year ended December 31, 2011 are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares(1)
Nonvested at December 31, 2010	3,000,000	$2.74
Granted	1,317,728	1.12
Pre-vesting forfeitures	(25,000)	1.17
Vested	(1,024,545)	2.70

Nonvested at December 31, 2011	3,268,183	$2.11

(1)	Does not include include 30,545 of vested restricted shares as of December 31, 2011.

During the year ended December 31, 2011, Doral granted 1,317,728 shares of restricted stock to the Company’s executive officers and directors.

During the year ended December 31, 2011, the Company issued to executive officers and directors a total of 1,002,000 shares of restricted stock that were granted during 2010 and 2009 and had vested.

During 2011, 2010 and 2009, no options were exercised.

As of December 31, 2011, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $4.6 million related to stock options and restricted stock granted. That cost is expected to be recognized over a period of 2 years for the stock options and the restricted stock. As of December 31, 2011, the total fair value of shares and restricted stock was $10.0 million.

36.	Loss Per Share Data

The following table presents the computation of loss per share for periods presented:

	December 31,
	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Net Loss:
Net loss	$(10,690)	$(291,894)	$(21,144)
Non-convertible preferred stock dividend	—	—	(4,228)
Convertible preferred stock dividend	(9,661)	(9,109)	(11,613)
Effect of conversion of preferred stock(1)	—	26,585	(8,628)

Net loss attributable to common shareholders	$(20,351)	$(274,418)	$(45,613)

Weighted-Average Number of Common Shares Outstanding(2)	127,321,477	92,657,003	56,232,027

Net Loss per Common Share(3)	$(0.16)	$(2.96)	$(0.81)

(1)

The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued and the cash tendered (in 2009) amounted to $31.6 million and $23.9 million for the years ended December 31, 2010 and 2009, respectively, and was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

credited to retained earnings. In the case of the convertible preferred stock, the fair value of the common stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million and $32.5 million for the years ended December 31, 2010 and 2009, respectively, and was charged to retained earnings. As a result, both transactions impacted the net loss attributable to common shareholders.

(2)

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive losses per share since their inclusion would have an antidilutive effect in earnings per share. As of December 31, 2011, there were 60,000 stock options granted and 3,298,728 shares of restricted stock that were also excluded from this computation for its antidilutive effect.

(3)	For the years ended December 31, 2011, 2010 and 2009, net loss per common share represents both the basic and diluted losses per common share, respectively, for each of the periods presented.

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

For the years ended December 31, 2011 and 2010, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only: (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions or; (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

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

Banking Charter

Doral Bank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico regulated by the Office of the Commissioner of Financial Institutions (the “Office of the Commissioner”), pursuant to the Puerto Rico Banking Act of 1933, as amended, and subject to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). Doral Bank’s deposits are insured by the FDIC up to $250,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Regulatory Capital Requirements

The Company’s banking subsidiary is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements may result in certain mandatory actions against Doral Financial’s banking subsidiary, as well as additional discretionary actions by regulators that, if undertaken, may have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items. The Company’s and its banking subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures, established by regulation to ensure capital adequacy, require the Company’s banking subsidiary to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2011, Doral Bank exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. The thresholds for a well-capitalized institution prescribed by the FDIC’s regulations are, a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and the institution must not be subject to any written agreement or directive to meet a specific capital ratio.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on the Company.

On March 17, 2006, the Company entered into a consent order with the Federal Reserve. Pursuant to the requirements of the existing cease and desist order, the Company submitted a capital plan to the Federal Reserve in which it has agreed to maintain minimum leverage ratios of at least 5.5% and 6.0% for Doral Financial and Doral Bank, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting.

On March 19, 2009, the Board of Directors of Doral Financial approved a capital infusion of up to $75.0 million to Doral Bank, of which $19.8 million was made during the first quarter of 2009. On November 20, 2009, the Board of Directors approved an additional capital contribution of up to $100.0 million to Doral Bank, which was made during November and December 2009. During the second and third quarters of 2010, the Board of Directors of Doral Financial approved capital contributions to Doral Bank totalling $194.0 million.

As of December 31, 2011, approximately $120.0 million and $21.6 million representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral Financial and Doral Bank, respectively.

As of December 31, 2010, approximately $117.6 million, $21.5 million and $1.7 million representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral Financial and Doral Bank and Doral Bank FSB, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

As of December 31, 2011, Doral Bank exceeded the “well-capitalized” threshold under the regulatory framework for prompt corrective action. To exceed the “well-capitalized” threshold, Doral Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes			The Well Capitalized Threshold Under Prompt Corrective Action Provisions
	Amount	Ratio (%)	Amount	Ratio (%)		Amount	Ratio (%)
	(Dollars in thousands)
As of December 31, 2011
Total capital (to risk weighted assets):
Doral Financial Consolidated	$795,938	13.4	$473,854	≥	8.0	N/A		N/A
Doral Bank	$687,248	14.3	$385,830	≥	8.0	$482,288	≥	10.0
Tier 1 capital (to risk weighted assets):
Doral Financial Consolidated	$721,410	12.2	$236,927	≥	4.0	N/A		N/A
Doral Bank	$626,563	13.0	$192,915	≥	4.0	$289,373	≥	6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$721,410	9.1	$316,072	≥	4.0	N/A		N/A
Doral Bank	$626,563	8.6	$290,624	≥	4.0	$363,280	≥	5.0
As of December 31, 2010
Total capital (to risk weighted assets):
Doral Financial Consolidated	$811,046	14.5	$447,156	≥	8.0	N/A		N/A
Doral Bank	$677,670	15.6	$346,676	≥	8.0	$433,345	≥	10.0
Doral Bank FSB	$14,532	11.0	$10,546	≥	8.0	$13,183	≥	10.0
Tier 1 capital (to risk weighted assets):
Doral Financial Consolidated	$740,387	13.3	$223,578	≥	4.0	N/A		N/A
Doral Bank	$622,772	14.4	$173,338	≥	4.0	$260,007	≥	6.0
Doral Bank FSB	$14,058	10.7	$5,273	≥	4.0	$7,910	≥	6.0
Leverage Ratio:(2)
Doral Financial Consolidated	$740,387	8.6	$345,996	≥	4.0	N/A		N/A
Doral Bank	$622,772	8.0	$311,915	≥	4.0	$389,894	≥	5.0
Doral Bank FSB	$14,058	6.5	$8,718	≥	4.0	$10,897	≥	5.0

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank.

(2)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank, and Tier 1 capital to adjusted total assets in the case of Doral Bank US.

Housing and Urban Development Requirements

The Company’s mortgage operation is a U.S. Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranged up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio (see Note 17). Non-compliance with these requirements could result in actions from the regulatory agencies such as monetary penalties, the suspension of the license to originate loans, among others.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

As of December 31, 2011 and December 31, 2010, Doral Mortgage maintained $31.0 million and $27.2 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

Registered Broker-Dealer Requirements

During the third quarter of 2007, Doral Securities voluntarily withdrew its license as broker dealer with the SEC and its membership with FINRA. As a result of this decision, Doral Securities’ operations during 2008 were limited to acting as a co-investment manager to a local fixed-income investment company. Doral Securities provided notice to the investment company in December 2008 of its intent to assign its rights and obligations under the investment advisory agreement to Doral Bank. The assignment was completed in January 2009 and Doral Securities did not conduct any other operations in 2009. During the third quarter of 2009, this investment advisory agreement was terminated by the investment company. Effective on December 31, 2009, Doral Securities was merged with and into its holding company, Doral Financial Corporation.

38.	Fair Value of Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities Held for Trading
MBS	$721	$—	$—	$721	$766	$—	$—	$766
IOs	43,877	—	—	43,877	44,250	—	—	44,250
Derivatives	205	—	205	—	13	—	13	—

Total Securities Held for Trading	44,803	—	205	44,598	45,029	—	13	45,016
Securities Available for Sale
Agency MBS	360,489	—	359,044	1,445	1,142,973	—	1,141,281	1,692
CMO Government Sponsored Agencies	32,950	—	26,202	6,748	312,831	—	305,442	7,389
Non-Agency CMOs	5,621	—	—	5,621	7,192	—	—	7,192
Obligations U.S. Government Sponsored Agencies	44,994	—	44,994	—	34,992	—	34,992	—
Other	39,135	—	10,107	29,028	7,077	—	—	7,077

Total Securities Available for Sale	483,189	—	440,347	42,842	1,505,065	—	1,481,715	23,350
Servicing Assets	112,303	—	—	112,303	114,342		—	114,342

	$640,295	$—	$440,552	$199,743	$1,664,436	$—	$1,481,728	$182,708

Liabilities:
Derivatives(1)	$2,126	$—	$2,126	$—	$5,418	$—	$5,418	$—

(1)	Forward contracts and interest rate swaps included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The changes of assets and liabilities in Level 3 for the years ended December 31, 2011 and 2010, measured at fair value on a recurring basis are summarized below:

	For the Year Ended December 31, 2011
	Balance, Beginning of Year	Change in Fair Value Included in the Statements of Operations	Capitalization of Servicing Assets Included in the Statement of Operations	Net Gains (Losses) Included in Other Comprehensive Income	Principal Repayments and Amortization of Premium and Discount(4)	Purchases/ (Sales)	Balance, End of Year
	(In thousands)
Securities held for trading
MBS	$766	$(45)	$—	$—	$—	$—	$721
IOs(1)	44,250	(373)	—	—	—	—	43,877

Total securities held for trading	45,016	(418)	—	—	—		44,598
Securities available for sale(2)
Agency MBS	1,692	—	—	3	(250)	—	1,445
CMO Government Sponsored Agencies	7,389	—	—	103	(744)	—	6,748
Non-Agency CMOs	7,192	(4,290)	—	2,603	116	—	5,621
Other	7,077	—	—	(291)	(313)	22,554	29,028

Total securities available for sale	23,350	(4,290)	—	2,418	(1,191)	22,554	42,842
Servicing Assets(3)	114,342	(12,074)	10,035	—	—	—	112,303

Balance at end of period	$182,708	$(16,782)	$10,035	$2,418	$(1,191)	$22,554	$199,743

	For the Year Ended December 31, 2010
	Balance, Beginning of Year	Change in Fair Value Included in the Statements of Operations	Capitalization of Servicing Assets Included in the Statement of Operations	Net Gains (Losses) Included in Other Comprehensive Income	Principal Repayments and Amortization of Premium and Discount(4)	Purchases/ (Sales)	Balance, End of Year
	(In thousands)

Securities held for trading
MBS	$893	$(127)	$—	$—	$—	$—	$766
IOs(1)	45,723	(1,473)	—	—	—	—	44,250

Total securities held for trading	46,616	(1,600)	—	—	—	—	45,016
Securities available for sale(2)
Agency MBS	1,830	—	—	63	(201)	—	1,692
CMO Government Sponsored Agencies	7,701	—	—	(114)	(198)	—	7,389
Non-Agency CMOs	270,600	(13,256)	—	66	(15,909)	(234,309)	7,192
Other	1,650	—	—	224	—	5,203	7,077

Total securities available for sale	281,781	(13,256)	—	239	(16,308)	(229,106)	23,350
Servicing Assets(3)	118,493	(12,087)	8,128	—	—	(192)	114,342

Balance at end of period	$446,890	$(26,943)	$8,128	$239	$(16,308)	$(229,298)	$182,708

(1)

Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the year ended December 31, 2011, the IO had a gain of $7.5 million for change in fair value and an amortization of $7.9 million. For the year ended December 31, 2010, the IO had a gain of $8.8 million for change in fair value and an amortization of $10.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized in interest income within MBS and investment securities.

(3)

Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations.

(4)

Amortization of premium and discount of $9.9 million and $19.6 million for the years ended December 31, 2011 and 2010, respectively is recognized within interest income from MBS and investment securities in the consolidated statements of operations.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described in note 2 to these consolidated financial statements.

The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2011 and 2010:

	Carrying Value	Level 3
	(In thousands)
December 31, 2011
Loans receivable(1)	$234,836	$234,836
Real estate held for sale(2)	56,954	56,954

Total	$291,790	$291,790

December 31, 2010
Loans receivable(1)	$266,093	$266,093
Real estate held for sale(2)	70,335	70,335
Other assets(3)	2,275	2,275

Total	$338,703	$338,703

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.
(3)	Represents the carrying value of CB, LLC assets for which adjustments are based on the appraised value of land and the remaining housing units.

The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

	Location of Loss Recognized in the Consolidated Statement of Operations	For the Years Ended December 31,
		2011	2010
		(In thousands)
Loans receivable, net	Provision for loan and lease losses	$34,350	$56,929
Real estate held for sale, net	Other expenses	$15,446	$34,622
Other assets	Occupancy expenses	$—	$482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of December 31, 2011 and 2010. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$309,122	$309,122	$353,177	353,177
Money market deposits	—	—	30,034	30,034
Restricted cash and due from banks and money market deposits	180,124	180,124	129,215	129,215
Securities held for trading	44,803	44,803	45,029	45,029
Securities available for sale	483,189	483,189	1,505,065	1,505,065
Loans held for sale(1)	318,271	326,703	319,269	325,655
Loans receivable, net	5,820,374	5,667,760	5,464,919	5,179,879
Servicing assets, net	112,303	112,303	114,342	114,342
Financial liabilities:
Deposits	$4,394,716	$4,425,081	$4,618,475	$4,685,730
Securities sold under agreements to repurchase	442,300	455,452	1,176,800	1,218,280
Advances from FHLB	1,241,583	1,324,630	901,420	923,266
Loans payable	285,905	285,905	304,035	304,035
Notes payable	506,766	476,294	513,958	482,441
Derivatives(2)	2,126	2,126	5,418	5,418

(1)	Includes $168.5 million and $153.4 million for December 31, 2011 and 2010, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.
(2)

Includes $0.2 million and $0.7 million of derivatives held for trading purposes and $1.9 million and $4.7 million of derivatives held for purposes other than trading, as of December 31, 2011 and 2010, respectively. These derivatives are included within accrued expenses and other liabilities in the consolidated statement of financial condition.

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

Doral Financial accounts for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. The fair value of derivatives accounted as hedges is also reported net of accrued interest and included in other liabilities in the consolidated statement of financial condition. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as other liabilities in the consolidated statement of financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

As of December 31, 2011 and 2010, the Company had the following derivative financial instruments outstanding:

	December 31,
	2011			2010
		Fair Value			Fair Value
	Notional Amount	Asset(1)	Liability(2)	Notional Amount	Asset(1)	Liability(2)
	(In thousands)
Cash Flow Hedges:
Interest rate swaps	$50,000	$—	$(1,890)	$74,000	$—	$(4,677)
Other Derivatives (non hedges):
Interest rate caps	180,000	—	—	210,000	13	—
Forward contracts	61,000	204	(236)	100,000	—	(741)

Total	$291,000	$204	$(2,126)	$384,000	$13	$(5,418)

(1)	Fair value included as part of cecurities held for trading, at fair value in the Company’s consolidated statements of financial condition.

(2)	Fair value included as part of accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

Cash Flow Hedges

As of December 31, 2011 and 2010, the Company had $50.0 million and $74.0 million, respectively, outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between October 2012 and November 2012 (2010 – September 2011—November 2012). The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. In the years ended December 31, 2011 and 2010, the Company recognized $0.3 million of ineffectiveness for the interest rate swaps designated as cash flow hedges. As of December 31, 2011 and 2010, accumulated other comprehensive (loss) income included unrealized losses on cash flow hedges of $0.8 million and $3.2 million, respectively, of which the Company expects to reclassify approximately $1.9 million and $3.0 million, respectively, against earnings during the next twelve months.

Doral Financial’s interest rate swaps had weighted average receive rates of 0.26% and 0.29% and weighted average pay rates of 4.62% and 4.60% at December 31, 2011 and 2010, respectively.

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the years ended December 31, 2011 and 2010.

	Location of Loss Reclassified from Accumulated Other Comprehensive (Loss) Income to Income	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive (Loss) Income to Income
	(In thousands)
December 31, 2011
Interest rate swaps	Interest expense — Advances from FHLB	$50,000	$(1,890)	$2,431	$(2,766)

December 31, 2010
Interest rate swaps	Interest expense — Advances from FHLB	$74,000	$(4,677)	$4,375	$(6,884)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Trading and Non-Hedging Activities

The following table presents the Company’s derivatives positions and their respective net gains (losses) for the years ended December 31, 2011 and 2010, respectively, and their different designations.

	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	December 31, 2011
		Notional Amount	Fair Value	Net Gain (Loss) for the Year
	(In thousands)
Derivatives not designated as cash flow hedges:
Interest rate swaps	Net gain (loss) on trading activities	$—	$—	$15
Interest rate caps	Net gain (loss) on trading activities	180,000	—	(185)
Forward contracts	Net gain (loss) on trading activities	61,000	(31)	(3,476)

		$241,000	$(31)	$(3,646)

	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	December 31, 2010
		Notional Amount	Fair Value	Net Gain (Loss) for the Year
	(In thousands)
Derivatives not designated as cash flow hedges:
Interest rate swaps	Net gain (loss) on trading activities	$—	$—	$15
Interest rate caps	Net gain (loss) on trading activities	210,000	13	(764)
Forward contracts	Net gain (loss) on trading activities	100,000	(741)	5,614

		$310,000	$(728)	$4,865

Doral Financial held $241.0 million and $310.0 million in notional value of derivatives not designated as hedges at December 31, 2011 and 2010, respectively.

The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of December 31, 2011 and 2010, the Company had outstanding interest rate caps with a notional amount of $180.0 million and $210.0 million, respectively.

The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSR. As of December 31, 2011 and 2010, the Company had a notional amount of $25.0 million and $50.0 million, respectively, of forward contracts used to create an economic hedge on its MSR and a notional amount of $36.0 million and $50.0 million, respectively, of forwards hedging its warehousing line. For the years ended December 31, 2011 and 2010, the Company recorded a loss of $3.5 million and a gain of $5.6 million, respectively, on forward contracts which included gains of $1.5 million and $7.5 million, respectively, related to the economic hedge on the MSR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at December 31, 2011 and 2010 was not considered material.

40.	Variable Interest Entities

A VIE is an entity that by design possesses the following characteristics: (a) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of equity investment at risk do not possess: i) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; or ii) the obligation to absorb expected losses or the right to receive the expected residual returns of the entity; or (c) symmetry between voting rights and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights (e.g., structures with nonsubstantive voting rights).

Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity and; (ii) having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

The Company has identified four potential sources of variable interests: (i) the servicing portfolio; (ii) the investment portfolio; (iii) the lending portfolio and; (iv) special purpose entities with which the Company is involved. The Company performed and assessed the activities in each area for the existence of VIEs and determination of the possible need to consolidate. In all instances where the Company identified a variable interest in a VIE, a primary beneficiary analysis was performed.

Servicing Assets:    In the ordinary course of business, the Company transfers financial assets (whole loan sale/securitizations) in which it has retained the right to service the assets. The servicing portfolio was considered a potential source of variable interest and was analyzed to determine if any VIEs required consolidation. The servicing portfolio was grouped into three segments: government sponsored entities (“GSEs”), governmental agencies and private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by current accounting guidance. The Company determined that its involvement with these entities is in the ordinary course of business and the criteria established to consider the servicing activities as those of a service provider (fiduciary in nature) and not as a decision maker, were met.

Investment Securities:    The Company analyzed its investment portfolio and determined that it had several residual interests in non-agency CMOs that required full analysis to determine the primary beneficiary. For trading assets and insignificant residual interests as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary since it does not have power over the significant activities of the entity. For two residual interests in non-agency CMOs where the Company is also the servicer of the underlying assets, it was determined that due to: (i) the unilateral ability of the issuers to remove the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

from its role as servicer, or role of servicer for loans more than 90 days past due; (ii) the issuer’s right to object to commencement of the foreclosure procedures and; (iii) the requirement for issuer authorization of the sales price of all foreclosed property, the Company did not have power over the significant activities of the entity and therefore consolidation was not appropriate.

Loans:    Through its construction portfolio, the Company provides financing to legal entities created with the limited purpose of developing and selling residential or commercial properties. Often these entities do not have sufficient equity investment at risk to finance their activities, and the Company may potentially have a variable interest in the entities since it may absorb losses related to the loans granted. In addition, the loan agreements may have creditor rights protection provisions. In situations where the loan defaults or is re-structured by the Company, the loan could result in the Company’s potential absorption of losses of the entity. However, the Company is not involved in the design, operations, or management of these entities and it has therefore been concluded that the Company does not have the power over the activities that most significantly impact the economic performance of the VIEs and is not considered the primary beneficiary in any of these entities. The Company will continue to assess this portfolio on an ongoing basis to determine if there are any changes in its involvement with these VIEs that could potentially lead to consolidation treatment.

Special Purpose Entities:    The Company is involved with two special purpose entities that are deemed to be VIEs:

Assets sold — During 2010, the Company sold an asset portfolio to a third party consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which has a 10-year maturity and a fixed interest rate of 8.0% per annum and permits interest capitalization for the first 18 months. This financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets. As of December 31, 2011, the carrying amount of the note receivable was $96.9 million and is classified in loans receivable in the consolidated statement of financial condition.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10- year maturity and a fixed interest rate of 8.0% per annum. The line of credit is used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties. As of December 31, 2011, the carrying amount of the line of credit is $6.7 million and is classified in loans receivable in the consolidated statement of financial condition.

The Company has determined that the acquirer is a VIE and that the Company is not its primary beneficiary. The assets of the acquirer are comprised of the transferred asset portfolio in addition to $10.2 million of in-kind capital contribution provided by a single third party. The sole equity holder has unconditionally committed to contribute an additional $7.0 million of capital through July of 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Doral CLO, Ltd. — During the third quarter of 2010, the Company, through one of its subsidiaries, Doral Money, entered into a Collateralized Loan Obligation arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans were pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. The Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd (consolidated with the Company in the accompanying financial statements).

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

The classifications of assets and liabilities on the Company’s consolidated statement of financial condition associated with the consolidated VIE’s follows:

	As of December 31,
	2011	2010
	(In thousands)
Carrying amount
Cash and money market deposits	$21,341	$51,828
Loans receivable	432,180	401,723
Allowance for loan and lease losses	(1,686)	(2,388)
Other assets	8,621	9,795

Total assets	460,456	460,958
Notes payable (third party liability)	249,840	249,822
Other liabilities	1,806	2,934

Total liabilities	251,646	252,756

Net assets	$208,810	$208,202

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

	December 31,
	2011	2010
	(In thousands)
Carrying amount
Servicing assets	$13,584	$15,201
Available for sale securities:
Non-agency CMO	6,935	11,108
Loans receivable:
Construction and land(3)(4)	342,496	412,352
Maximum exposure to loss(1)
Servicing assets	$13,584	$15,201
Available for sale securities:
Non-agency CMO(2)	6,935	11,108
Loans receivable:
Construction and land(3)(4)	342,496	412,352

(1)

Maximum exposure to loss is a required disclosure under GAAP and represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

(2)

Refers to book value of residual interest from two private placements (Refer to Investment Securities disclosure above). These transactions are structured without recourse, and as servicers our exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the SPE’s assets.

(3)	Does not include construction spot loans and construction development loans to non-developers.

(4)	Net of ALLL of $17.7 million and $25.0 million as of December 31, 2011 and 2010, respectively.

41.	Segment Information

Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Operating Decision Maker, to the senior management team and, to a lesser extent, the Board of Directors. Management also considered the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

United States — This segment is the Company’s principal source of growth in the current economic environment. This segment includes retail banking activities in the United States which operates 2 branches in New York and 5 branches in Florida.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market.

Liquidating Operations — This segment manages the Company’s liquidating portfolios comprised primarily of construction and land portfolios (loans and repossessed assets) with the purpose of maximizing the Company’s returns on these assets. There is no expected growth in the portfolios within this segment except as part of a workout function.

Treasury — The Company’s Treasury segment handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other segments.

The accounting policies followed by the segments are generally the same as those described in Note 2 except for intersegment allocations. Intersegment entries are made to account for intersegment loans in which segments with excess liquidity lend cash to segments with a shortage of liquidity. The extent of the intersegment loans is calculated based on the net assets less allocated equity of each segment. Intersegment net interest income and expense responds to Doral’s Fund Transfer Methodology (“FTP”), used to match assets and liabilities and allocate interest income and expenses across its segments. This allocation is performed on a monthly basis using an internal model that incorporates actual market rates and business assumptions.

Prior to 2011, the Company operated in three reportable segments: mortgage banking activities, banking (including thrift operations) and insurance agency activities. The Company’s segment reporting was organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure were aggregated with other legal entities with similar lines of business. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area and since the third quarter of 2010 in Florida.

The following table presents financial information of the four reportable segments as of December 31, 2011 with the new reportable segment structure. Management determined that it was impracticable to change the composition of reportable segments for earlier periods. Therefore, the Company has presented below segment information as of December 31, 2011 with the new reportable segment structure as well as comparative segment information as of December 31, 2011, 2010 and 2009 using the previous reportable segment structure.

	Year Ended December 31, 2011
	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
	(In thousands)
Net interest income (loss) from external customers	$169,339	$57,375	$(58,031)	$17,550	$—	$—	$186,233
Intersegment net interest (loss) income	(48,224)	(6,008)	62,289	(8,057)	—	—	—
Total net interest income	121,115	51,367	4,258	9,493	—	—	186,233
Provision for loan and lease losses	35,764	2,291	—	29,470	—	—	67,525
Non-interest income (loss)	90,560	4,424	27,405	(3)	—	—	122,386
Depreciation and amortization	12,184	1,003	—	4	37	—	13,228
Non-interest expense	155,735	25,211	15,813	26,013	14,077	—	236,849
Net income (loss) before income taxes	7,992	27,286	15,850	(45,997)	(14,114)	—	(8,983)
Identifiable assets	6,199,838	1,610,111	3,288,543	610,499	—	(3,733,826)	7,975,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	Year Ended December 31, 2011
	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations (1)	Total
	(In thousands)
Net interest income	$4,533	$177,078	$—	$4,622	$186,233
Provision for loan and lease losses	10,145	57,380	—	—	67,525
Non-interest income	33,432	94,749	13,279	(19,074)	122,386
(Loss) income before income taxes	(717)	(13,474)	10,703	(5,495)	(8,983)
Net income (loss)	5,562	(17,038)	6,281	(5,495)	(10,690)
Identifiable assets	1,719,101	7,304,200	12,837	(1,060,973)	7,975,165

	Year Ended December 31, 2010
	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations (1)	Total
	(In thousands)
Net interest income	$7,491	$146,860	$—	$6,253	$160,604
Provision for loan and lease losses	5,011	93,964	—	—	98,975
Non-interest income (loss)	45,019	(44,717)	13,306	(27,684)	(14,076)
(Loss) income before income taxes	(22,101)	(252,853)	10,679	(12,736)	(277,011)
Net (loss) income	(23,625)	(261,857)	6,324	(12,736)	(291,894)
Identifiable assets	1,741,104	7,957,966	11,850	(1,064,566)	8,646,354

	Year Ended December 31, 2009
	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations(1)	Totals
	(In thousands)
Net interest income	$14,657	$149,317	$—	$3,653	$167,627
Provision for loan and lease losses	249	53,414	—	—	53,663
Non-interest income	46,084	62,949	12,024	(33,856)	87,201
Income (loss) before income taxes	4,056	(33,451)	9,619	(22,845)	(42,621)
Net income (loss)	26,197	(32,282)	8,031	(23,090)	(21,144)
Identifiable assets	1,654,586	9,480,008	17,368	(920,010)	10,231,952

(1)

The intersegment eliminations in the tables above include servicing fees paid by the banking subsidiaries to the mortgage banking subsidiary recognized as a reduction of the non-interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

42.	Quarterly Results of Operations (Unaudited)

Financial data for each of the quarters in 2011, 2010 and 2009 are presented below.

	1st	2nd	3rd	4th
	(In thousands, except per share data)
2011
Interest income	$93,991	$91,117	$90,109	$89,738
Interest expense	50,821	45,662	41,862	40,377
Net interest income	43,170	45,455	48,247	49,361
Provision for loan and lease losses	2,590	13,323	41,698	9,914
Non-interest income	28,624	38,797	29,627	25,338
Non-interest expense	60,784	63,581	63,992	61,720
Income (loss) before income taxes	8,420	7,348	(27,816)	3,065
Net income (loss)	3,324	4,477	(30,155)	11,664
Net income (loss) attributable to common shareholders	909	2,062	(32,570)	9,250
Earnings (losses) per common share(1)	0.01	0.02	(0.26)	0.07
2010
Interest income	$109,228	$101,077	$98,883	$92,333
Interest expense	65,467	61,012	59,712	54,726
Net interest income	43,761	40,065	39,171	37,607
Provision for loan and lease losses	13,921	44,617	19,335	21,102
Non-interest income (loss)	36,584	(120,190)	41,710	27,820
Non-interest expense	67,398	104,082	76,662	76,422
Loss before income taxes	(974)	(228,824)	(15,116)	(32,097)
Net loss	(3,503)	(233,311)	(19,012)	(36,068)
Net income (loss) attributable to common shareholders	21,218	(235,726)	(21,427)	(38,483)
Earnings (losses) per common share(1)	0.34	(3.50)	(0.19)	(0.30)
2009
Interest income	$116,494	$114,578	$113,403	$113,790
Interest expense	80,424	72,488	69,794	67,932
Net interest income	36,070	42,090	43,609	45,858
Provision for loan and lease losses	23,625	10,133	4,879	15,026
Non-interest income	1,583	19,131	26,888	39,599
Non-interest expense	60,426	55,526	59,264	68,570
(Loss) income before income taxes	(46,398)	(4,438)	6,354	1,861
Net (loss) income	(46,290)	8,216	13,209	3,721
Net (loss) income attributable to common shareholders	(54,615)	14,524	10,000	(16,865)
(Losses) earnings per common share (1)	(1.01)	0.27	0.17	(0.29)

(1)	For each of the quarters in 2011, 2010 and 2009, earnings (losses) per common share represents the basic and diluted earnings (losses) per common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

43.	Doral Financial Corporation (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the holding company only as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2011, 2010 and 2009.

Doral Financial Corporation

(Parent Company Only)

Statement of Financial Condition

	As of December 31,
	2011	2010
	(In thousands)
Assets:
Cash and due from banks	$44,705	$32,643
Money market deposits	—	756
Restricted cash	—	44,897
Investment securities:
Trading securities, at fair value	43,877	44,250
Securities available for sale, at fair value	57,454	7,193

Total investment securities	101,331	51,443

Loans held for sale, at lower of cost or market	108,336	121,239
Loans receivable, net	313,636	333,254
Premises and equipment, net	2,272	2,866
Real estate held for sale, net	23,169	26,404
Deferred tax asset	99,164	94,949
Other assets	41,288	43,720
Investments in subsidiaries, at equity	655,165	674,801

Total assets	$1,389,066	$1,426,972

Liabilities and Stockholders’ Equity
Loans payable	$285,905	$304,035
Notes payable	212,321	218,291
Accounts payable and other liabilities	50,686	42,451
Stockholders’ equity	840,154	862,195

Total liabilities and stockholders’ equity	$1,389,066	$1,426,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial Corporation

(Parent Company Only)

Statement of Operations

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Income:
Dividends from subsidiaries	$7,250	$11,900	$18,000
Interest income	29,171	33,008	41,774
Net credit related OTTI losses	(4,290)	(705)	(1,191)
Net gain on trading activities	7,476	8,807	2,780
Other income	307	236	674

Total income	39,914	53,246	62,037

Expenses:
Interest expense	22,519	23,742	27,298
Loan servicing, administrative and general expenses	14,760	52,634	36,225
Provision for loans and leases losses	10,145	5,011	249

Total expenses	47,424	81,387	63,772

Loss before income taxes	(7,510)	(28,141)	(1,735)
Income tax benefit	(8,896)	(297)	(22,855)
Equity in undistributed losses of subsidiaries	(12,076)	(264,050)	(42,264)

Net loss	$(10,690)	$(291,894)	$(21,144)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial Corporation

(Parent Company Only)

Statement of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,690)	$(291,894)	$(21,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	4,825	252,150	24,264
Depreciation and amortization	160	327	511
Provision for loan and lease losses	10,145	5,011	249
Provision for OREO losses	1,079	11,487	4,357
Provision for claim receivable	—	4,248	—
Stock-based compensation recognized	3,713	1,510	94
Deferred tax (benefit) expense	(8,896)	(297)	(9,926)
Loss on sale of LBI	—	445	—
Gain on sale of premises and equipment	—	—	(67)
(Gain) loss on sale of real estate held for sale	(635)	1,884	(578)
(Accretion of discounts) amortization of premium on loans, investments	(759)	(339)	2,738
Principal repayment and sales of loans held for sale	42,518	28,617	58,283
Net OTTI losses	4,290	705	1,191
Gain on sales of securities	—	—	(953)
Amortization and net gain in the fair value of IOs	373	1,473	6,456
Dividends received from subsidiaries	7,250	11,900	18,000
Change in restricted cash	44,897	(44,897)	—
Decrease (increase) in prepaid expenses and other assets	8,950	3,588	(194)
(Decrease) increase in accounts payable and other liabilities	(529)	2,887	(22,750)

Total adjustments	117,381	280,699	81,675

Net cash provided by (used in) operating activities	106,691	(11,195)	60,531

Cash flows from investing activities:
Purchase of securities available for sale	$(96,628)	$—	$(43,953)
Principal repayments and sales of securities available for sale	45,026	46,335	106,424
Net (increase) decrease of loans receivables	(35,350)	(24,442)	29,715
Additions to premises and equipment	(16)	(11)	(5)
Proceeds from sale of premises and equipment	450	—	573
Proceeds from sales of real estate held for sale	15,613	14,800	18,946
Contribution of investment	—	(168,631)	(118,545)

Net cash used in investing activities	(70,905)	(131,949)	(6,845)

Cash flows from financing activities:
Decrease in loans payable	(18,130)	(33,001)	(29,740)
Decrease in notes payable	(6,350)	(5,879)	(5,442)
Issuance of common stock, net	—	171,000	—
Payment associated with conversion of preferred stock	—	—	(4,972)
Dividends paid	—	—	(8,325)

Net cash (used in) provided by financing activities	(24,480)	132,120	(48,479)

Net increase (decrease) in cash and cash equivalents	$11,306	$(11,024)	$5,207
Cash and cash equivalents at beginning of year	33,399	44,423	39,216

Cash and cash equivalents at the end of year	$44,705	$33,399	$44,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

During 2010 and 2009, the parent company contributed capital amounting to $193.9 million and $119.8 million, respectively, to Doral Bank. These capital infusions were approved by the Board of Directors of Doral Financial. During 2011 the parent company did not contribute additional capital to Doral Bank.

During 2011, 2010 and 2009, the parent company received dividends amounting to $7.3 million, $11.9 million and $18.0 million from Doral Insurance.

As a state non-member bank, Doral Bank’s ability to pay dividends is limited by the Puerto Rico Banking Law which requires that a reserve fund be maintained in an amount equal to at least 20% of the outstanding capital of the institution. The payment of dividends by Doral Bank may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels described in Note 37.

44.	Subsequent Events

On March 26, 2012 Doral Financial Corporation jointly with each of its Puerto Rico operating subsidiaries (the “Company”) entered into a Closing Agreement with the Commonwealth of Puerto Rico (the “Agreement”) in which the Commonwealth of Puerto Rico recognized a prepayment of income taxes of approximately $230 million from the Company related to the past overpayment of taxes. In accordance to the Agreement, the Company has a present claim on the overpayment to the Commonwealth of Puerto Rico that is not dependent on its future earnings. The Agreement also clarifies that the pre-paid tax asset survives in the event of a change in control of the Company or any of its Puerto Rico operating subsidiaries and can be apportioned among and used by the Company or any of its Puerto Rico subsidiaries. The Agreement supersedes and replaces the previous Closing Agreements between the Company and the Commonwealth of Puerto Rico in which the Company’s recovery of amounts related to the overpayment of taxes was in the form of an amortizing deferred tax asset which was used as an expense to reduce taxable income. The Company estimates it will recognize a tax benefit relating to the execution of the Agreement of approximately $100 million due to release of the associated deferred tax asset reserves, and will increase its reported Tier 1 regulatory capital by approximately $200 million. In the Agreement the Company committed to expand its Home Preservation Program by $50 million to allow Puerto Rico families to restructure or refinance their existing loans to remain in their homes, and to participate in a Puerto Rico government program to lend to small businesses. The Federal Reserve and the Federal Deposit Insurance Corporation have supervisory oversight authority over the Company and Doral Bank, including the quality of our Tier I regulatory capital, and as such the Federal Deposit Insurance Corporation or Federal Reserve in the future can seek to reduce our Tier 1 regulatory capital.