Form 10-Q
period 2012-03-31
DORAL FINANCIAL CORP
filed 2012-05-15
CIK 840889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 128,462,423 outstanding as of May 11, 2012.

DORAL FINANCIAL CORPORATION

INDEX PAGE

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	March 31,	December 31,
(Dollars in thousands, except for share data)	2012	2011
Assets
Cash and due from banks	$282,019	$308,811
Restricted cash	14,906	180,435

Securities held for trading, at fair value	42,856	44,803
Securities available for sale, at fair value (includes $484,232 and $318,639 pledged as collateral at March 31, 2012 and December 31, 2011, respectively, that may be repledged)	611,683	483,189
Federal Home Loan Bank of New York stock, at cost	66,060	69,660

Total investment securities	720,599	597,652
Loans:
Loans held for sale, at lower of cost or market (includes $105,330 and $109,114 pledged as collateral at March 31, 2012 and December 31, 2011, respectively, that may be repledged)	338,486	318,271
Loans receivable (includes $175,122 and $175,709 pledged as collateral at March 31, 2012 and December 31, 2011, respectively, that may be repledged)	6,016,781	5,922,983
Less: Allowance for loan and lease losses	(166,790)	(102,609)

Total net loans receivable	5,849,991	5,820,374

Total loans, net	6,188,477	6,138,645

Accounts receivable	37,700	36,426
Mortgage-servicing advances	58,363	61,795
Accrued interest receivable	40,082	38,352
Servicing assets, net	112,006	112,303
Premises and equipment, net	98,274	100,256
Real estate held for sale, net	127,415	121,153
Deferred tax asset, net	6,463	111,006
Other assets	406,197	168,331

Total assets	$8,092,501	$7,975,165

Liabilities
Deposits:
Non-interest-bearing deposits	$277,917	$296,303
Other interest-bearing deposits	2,046,583	1,940,605
Brokered deposits	2,235,957	2,157,808

Total deposits	4,560,457	4,394,716
Securities sold under agreements to repurchase	442,300	442,300
Advances from Federal Home Loan Bank	1,165,463	1,241,583
Loans payable	280,961	285,905
Notes payable	505,204	506,766
Deferred tax liability	6,627	—
Accrued expenses and other liabilities	289,138	263,741

Total liabilities	7,250,150	7,135,011
Contingencies (Refer to Note 24)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at March 31, 2012 and December 31, 2011.
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 128,462,423 and 128,295,756 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,285	1,283
Additional paid-in capital	1,224,302	1,222,983
Legal surplus	23,596	23,596
Accumulated deficit	(758,361)	(758,550)
Accumulated other comprehensive loss, net of income tax benefit of $38 and $74 at March 31, 2012 and December 31, 2011, respectively	(553)	(1,240)

Total stockholders’ equity	842,351	840,154

Total liabilities and stockholders’ equity	$8,092,501	$7,975,165

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except for per share data)	2012	2011
Interest income:
Loans	$84,639	$80,065
Mortgage-backed and investment securities	3,595	11,155
Interest-only strips	1,473	1,470
Other interest-earning assets	1,134	1,301

Total interest income	90,841	93,991

Interest expense:
Deposits	17,354	26,899
Securities sold under agreements to repurchase	2,850	9,120
Advances from the Federal Home Loan Bank	10,381	6,608
Loans payable	1,593	1,542
Notes payable	6,570	6,652

Total interest expense	38,748	50,821

Net interest income	52,093	43,170
Provision for loan and lease losses	115,181	2,590

Net interest (loss) income after provision for loan and lease losses	(63,088)	40,580

Non-interest income:
Other-than-temporary impairment losses	(6,396)	—
Net gain on sale of investment securities available for sale	1,758	2,853
Net gain on loans securitized and sold and capitalization of mortgage servicing	6,204	5,542
Retail banking fees	6,261	7,007
Insurance agency commissions	2,510	2,223
Net gain (loss) on trading assets and derivatives	285	(1,087)
Mortgage loan servicing income (net of mark-to-market adjustments)	5,412	8,900
Other income	546	3,186

Total non-interest income	16,580	28,624

Non-interest expenses:
Compensation and benefits	17,894	18,293
Professional services	11,010	8,637
Occupancy expenses	4,499	4,340
Communication expenses	3,654	4,004
FDIC insurance expense	3,260	4,356
Depreciation and amortization	3,251	3,203
Taxes, other than payroll and income taxes	2,615	2,876
Electronic data processing expenses	3,533	3,275
Corporate insurance	1,608	1,570
Other	6,167	5,902

	57,491	56,456
Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	2,218	2,365
Other real estate owned expenses	3,803	1,963

	6,021	4,328

Total non-interest expenses	63,512	60,784

(Loss) income before income taxes	(110,020)	8,420
Income tax (benefit) expense	(112,624)	5,096

Net income	$2,604	$3,324

Net income attributable to common shareholders(1)	$189	$909

Net income per common share(1)	$—	$0.01

(1)

For the three month periods ended March 31, 2012 and 2011, net income per common share represents the basic and diluted income per common share. Refer to Note 25 for additional information regarding net income attributable to common shareholders.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPRENHENSIVE (LOSS) INCOME

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2012	2011
Net income	$2,604	$3,324

Other comprehensive income, before tax:

Unrealized gains (losses) on securities arising during the period	1,188	(2,350)
Reclassification of net realized gains included in net income	(928)	(2,124)

Other comprehensive income (loss) on investment securities, before tax	260	(4,474)

Income tax (expense) benefit related to investment securities	(38)	683

Other comprehensive income (loss) on investment securities, net of tax	222	(3,791)

Other comprehensive income on cash flow hedges(1)	465	732

Other comprehensive income (loss)	687	(3,059)

Comprehensive income	$3,291	$265

Accumulated other comprehensive (loss) income, net of tax

Other comprehensive (loss) income on investment securities	$(198)	$6,518
Other comprehensive losses on investment securities on which OTTI has been recognized	—	(2,897)

Total other comprehensive (loss) income on investment securities	(198)	3,621
Other comprehensive loss on cash flow hedge(1)	(355)	(2,517)

Total accumulated other comprehensive (loss) income, net of tax	$(553)	$1,104

(1)

For the three month periods ended March 31, 2012 and 2011, other comprehensive income on cash flow hedges includes $0.1 million and $0.3 million, respectively, related to a deferred tax asset valuation allowance.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2012	2011
Preferred Stock:	$352,082	$352,082

Common Stock:
Balance at beginning of period	1,283	1,273
Restricted stock issued	2	—

Balance at end of period	1,285	1,273

Additional Paid-In Capital:
Balance at beginning of period	1,222,983	1,219,280
Restricted stock issued	(2)	—
Stock-based compensation recognized	1,321	660

Balance at end of period	1,224,302	1,219,940

Legal Surplus	23,596	23,596

Accumulated Deficit:
Balance at beginning of period	(758,550)	(738,199)
Net income	2,604	3,324
Dividend accrued on preferred stock	(2,415)	(2,415)

Balance at end of period	(758,361)	(737,290)

Accumulated Other Comprehensive (Loss) Income, Net of Tax:
Balance at beginning of period	(1,240)	4,163
Other comprehensive income (loss), net of deferred tax	687	(3,059)

Balance at end of period	(553)	1,104

Total stockholders’ equity	$842,351	$860,705

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$2,604	$3,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,321	660
Depreciation and amortization	3,251	3,203
Capitalization of mortgage servicing rights	(2,083)	(2,097)
Mark-to-market adjustment of servicing assets	2,380	140
Deferred tax expense	(114,463)	2,723
Provision for loan and lease losses	115,181	2,590
Provision for OREO losses	2,879	768
Provision for credit related losses	455	1,166
(Gain) loss on sale of OREO	(50)	210
Net premium amortization on loans, investment securities and debt	5,196	4,041
Origination and purchases of loans held for sale	(127,249)	(87,005)
Principal repayments and sales of loans held for sale	57,168	33,375
Gain on sale of securities	(7,187)	(5,836)
Net OTTI losses	6,396	—
Unrealized loss (gain) on trading securities	29	(39)
Principal repayment and sales of securities held for trading	124,281	118,821
Amortization and net gain in the fair value of IOs	1,754	2,632
Unrealized gain on derivative instruments	(226)	(714)
Decrease (increase) in derivative instruments	238	(127)
Decrease (increase) in restricted cash	165,529	(33,236)
Increase in accounts receivable	(1,274)	(2,718)
Decrease in mortgage servicing advances	3,432	3,335
Increase in accrued interest receivable	(1,730)	(187)
(Increase) decrease in other assets	(14,709)	14,092
Increase (decrease) in accrued expenses and other liabilities	2,912	(1,333)

Total adjustments	223,431	54,464

Net cash provided by operating activities	226,035	57,788

Cash flows from investing activities:
Purchases of securities available for sale	(322,891)	(234,893)
Principal repayment and sales of securities available for sale	188,079	315,270
Proceeds from sale of FHLB stock	3,600	675
Originations, purchases and repurchases of loans receivable	(364,799)	(269,344)
Principal repayment of loans receivable	160,079	235,810
Purchases of premises and equipment	(1,194)	(3,287)
Proceeds from sales of real estate held for sale	5,168	18,625

Net cash provided by investing activities	(331,958)	62,856

Cash flows from financing activities:
Increase (decrease) in deposits	165,741	(135,724)
Premium on exchange of FHLB advances	—	(22,078)
Proceeds from advances from FHLB	—	145,000
Repayment of advances from FHLB	(80,000)	(160,000)
Repayment of secured borrowings	(4,944)	(5,437)
Repayment of notes payable	(1,666)	(1,542)

Net cash used in financing activities	79,131	(179,781)

Net increase (decrease) in cash and cash equivalents	$(26,792)	$(59,137)
Cash and cash equivalents at beginning of period	308,811	383,211

Cash and cash equivalents at the end of period (1)	$282,019	$324,074

Cash and cash equivalents includes:
Cash and due from banks	$282,019	$324,074

Supplemental schedule of non-cash activities:
Loan securitizations	$118,853	$115,838

Loans transferred to other real estate owned	$12,162	$25,481

Reclassification of loans held for investment portfolio to the held for sale portfolio	$10,588	$13,610

Reclassification of deferred tax asset to prepaid income tax	$225,735	$—

Supplemental information for cash flows:
Cash used to pay interest	$38,041	$54,189

Cash used to pay income taxes	$350	$987

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking, mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank”), Doral Bank, FSB (through September 30, 2011), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank controls three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”) and Doral Money, Inc. (“Doral Money”), which are engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank took possession during 2005. Doral Money consolidates two variable interest entities created for the purpose of entering into a collateralized loan arrangement with a third party. Effective on October 1, 2011 Doral Bank, FSB was merged with Doral Bank.

Doral Investment International, LLC (“Doral Investment”) was organized during 2008 to become a subsidiary of Doral Bank; however, it is not operational.

The accompanying consolidated financial statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012. Certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reflected in the 2011 consolidated financial statements have been reclassified to conform with the presentation for 2012.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

2. Recent Accounting Pronouncements

Accounting Standards Update No. 2011-11-Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”) – The amendments in this update will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either: (1) offset in accordance with certain rights to setoff conditions prescribed by current accounting guidance; or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance to current accounting guidance. The amendments to ASU No. 2011-11 will be effective for the first interim or annual period beginning on or after January 1, 2013. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect or rights of setoff associated with certain financial instruments and derivative instruments. Management does not expect the adoption of this ASU No. 2011-11 to have a material impact on its financial statements.

Changes in Accounting Standards Adopted in the Financial Statements

Accounting Standards Update No. 2011-12- Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-5 (“ASU No. 2011-12”) – The amendments in this update are being made to allow the Financial Accounting Standards Board (the “FASB”) time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users, entities should continue to report the reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to ASU No. 2011-05. All other requirements of ASU No. 2011-5 are not affected by ASU No. 2011-12; therefore, the rest of the requirements of ASU No. 2011-05 are effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2011. The requirements of this guidance affected presentation disclosures only and did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-08-Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”)—In September 2011, the FASB issued ASU No. 2011-8 to simplify the required testing of goodwill impairment. The amendments in ASU No. 2011-08 allow an entity to evaluate, before the required two-step test, qualitative factors of the reporting units to determine whether it is more-likely-than-not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform impairment tests described in Topic 350. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, an entity would not be required to perform the two-step impairment test. The guidance includes factors to consider when making the qualitative assessment, including macroeconomic and company-specific factors as well as factors relating to the specific reporting unit. The provisions of ASU No. 2011-08 are effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)—In June 2011, FASB issued ASU No. 2011-05 to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this amendment requires all changes in items not related to owners in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement shall present total net income and its components followed by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The purpose of this update is to increase prominence of items reported in other comprehensive income. The provisions of ASU No. 2011-05 should be applied retrospectively and are effective for the Company during interim and annual periods beginning after December 15, 2011. As mentioned above, the requirement to present the components of reclassification adjustments out of accumulated comprehensive income on the face of the income statement by income statement line has been deferred by ASU 2011-12. The requirements of this guidance affected presentation disclosures only and did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-04 Fair Value Measurements (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS” ) (“ASU No. 2011-04”)—In May 2011, the FASB issued ASU No. 2011-04 to amend fair value disclosure requirements in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments clarify the application of the highest and best use and valuation premise concepts, measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The provisions of ASU No. 2011-04 are effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 resulted in additional disclosures but did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-03-Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”)—In April 2011, the FASB issued ASU No. 2011-03, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

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

The amendments in this update require applying retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies. This ASU No. 2011-02 was adopted by the Company in its financial statement disclosures with no impact on the financial condition and results of operations.

3. Cash and Due from Banks

At March 31, 2012 and December 31, 2011, the Company’s cash and due from banks totaled $282.0 million and $308.8 million, respectively, which includes non-interest bearing deposits with other banks totaled $2.7 million and $1.8 million, respectively. As of March 31, 2012 and December 31, 2011, the Company’s cash balances included interest bearing balances with the Federal Reserve of $231.9 million and $268.2 million, respectively, and with the Federal Home Loan Bank of $3.8 million and $5.1 million, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $142.3 million and $144.4 million as of March 31, 2012 and December 31, 2011, respectively.

4. Money Market Deposits

At March 31, 2012 and December 31, 2011, the Company had no money market deposits. Money market deposits include short term investments.

5. Restricted Cash and Other Interest-Earning Assets

The Company reported restricted cash of $14.9 million and $180.4 million as of March 31, 2012 and December 31, 2011, respectively.

The following table includes the composition of the restricted cash and due from banks and other interest earning assets for the periods presented:

	March 31, 2012	December 31, 2011
Minimum balance required of deposits with other financial institutions	$1,769	$912
Restricted related to the Collateralized Loan Obligation “CLO” operations (see note 28)
Cash and due from banks	13,137	21,340
Other interest earning assets restricted and pledged to secure:
Securities purchased under repurchased agreements (see Note 17)	—	158,183

	$14,906	$180,435

6. Securities Held for Trading

The following table summarizes the fair value of Doral Financial’s securities held for trading as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Mortgage-Backed Securities (“MBS”)	$692	$722
Variable Rate Interest-only Securities (“IOs”)	41,979	43,713
Fixed Rate IOs	144	164
Derivatives (1)	41	204

Total	$42,856	$44,803

(1)

Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $250.0 million as of March 31, 2012 and $241.0 million as of December 31, 2011. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of March 31, 2012 and December 31, 2011 weighted-average yield, including IOs, was 13.38% and 13.31%, respectively.

7. Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of March 31, 2012 and December 31, 2011.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2012

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Agency MBS
Due from one to five years	$157	$12	$—	$169	4.84%
Due from five to ten years	1,490	107	—	1,597	4.79%
Due over ten years	499,759	1,182	2,269	498,672	2.34%

CMO Government Sponsored Agencies
Due from five to ten years	4,254	—	150	4,104	5.37%
Due over ten years	21,011	1,054	248	21,817	4.42%

Non-Agency CMOs
Due over ten years	1,852	—	—	1,852	17.24%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,995	1	—	44,996	0.06%

Other
Due within one year	7,002	9	—	7,011	6.10%
Due from one to five years	5,000	25	—	5,025	3.50%
Due from five to ten years	1,485	—	—	1,485	5.80%
Due over ten years	24,911	92	48	24,955	3.13%

	$611,916	$2,482	$2,715	$611,683	2.41%

As of December 31, 2011

					Weighted-
	Amortized	Unrealized	Unrealized	Fair	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Agency MBS
Due from one to five years	$171	$12	$—	$183	4.84%
Due from five to ten years	1,528	104	—	1,632	4.81%
Due over ten years	357,040	2,138	504	358,674	2.48%

CMO Government Sponsored Agencies
Due from five to ten years	5,227	—	164	5,063	5.12%
Due over ten years	27,242	989	345	27,886	4.32%

Non-Agency CMOs
Due over ten years	6,935	31	1,344	5,622	18.25%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,988	6	—	44,994	0.06%

Other
Due within one year	6,910	—	71	6,839	6.10%
Due from one to five years	5,000	2	—	5,002	3.45%
Due from five to ten years	3,000	—	1,182	1,818	5.80%
Due over ten years	25,642	70	236	25,476	3.25%

	$483,683	$3,352	$3,846	$483,189	2.75%

8. Investments in an Unrealized Loss Position

The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

Securities Available for Sale

	As of March 31, 2012
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	18	$475,444	$2,269	—	$—	$—	18	$475,444	$2,269
CMO Government Sponsored Agencies	3	14,850	86	2	4,242	312	5	19,092	398
Other	4	13,292	48	—	—	—	4	13,292	48

	25	$503,586	$2,403	2	$4,242	$312	27	$507,828	$2,715

Securities Available for Sale

	As of December 31, 2011
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	3	$162,962	$504	—	$—	$—	3	$162,962	$504
CMO Government Sponsored Agencies	6	26,202	180	2	4,492	329	8	30,694	509
Non-Agency CMOs	—	—	—	1	4,667	1,344	1	4,667	1,344
Other	6	24,557	307	1	1,818	1,182	7	26,375	1,489

	15	$213,721	$991	4	$10,977	$2,855	19	$224,698	$3,846

Investment securities currently held by the Company are principally mortgage-backed securities (“MBS”) or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable. Doral Financial’s investment portfolio consists primarily of agency securities, except for the non-agency collateralized mortgage obligations (“Non-Agency CMOs”), which are non-investment grade.

As of March 31, 2012, Puerto Rico Non-Agency CMOs and other privately issued securities reflecting unrealized losses were marked to market with losses recorded in the consolidated statement of operations. The Company intended to sell the securities evaluated for other than temporary impairment (“OTTI”) and, when the intention to sell was reached, the book value of the securities was written down to estimated market values obtained from broker dealers. As of March 31, 2012, after the recognition of the $6.4 million OTTI, the amortized cost of these securities totaled $3.3 million.

As of December 31, 2011, the Company performed a detailed cash flow analysis of certain securities with unrealized losses to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions. As of December 31, 2011, an OTTI adjustment of $4.3 million was recognized on securities from the Puerto Rico Non-Agency CMO portfolio with an amortized cost of $6.9 million. It is possible that future loss assumptions could change and cause future OTTI charges on these securities. No OTTI was recognized on investment securities during the first quarter of 2011.

Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the effect of inflationary pressures on the consumer, the high rate of unemployment and general recessionary conditions has resulted in higher default and loss estimates on the Puerto Rico Non-Agency CMOs and other securities.

The following table presents the securities for which OTTI was recognized based on the Company’s impairment analysis as of March 31, 2012 and 2011:

	As of			Quarter ended
	March 31, 2012			March 31, 2012
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$3,337	$—	$3,337	$6,396	$—	$6,396

	As of			Quarter ended
	March 31, 2011			March 31, 2011
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
U.S. Non-Agency CMOs	$—	$—	$—	$—	$—	$—
P.R. Non-Agency CMOs	11,161	3,408	7,753	—	—	—

	$11,161	$3,408	$7,753	$—	$—	$—

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Quarters ended March 31,
(In thousands)	2012	2011
Balance at beginning of period	$7,106	$2,816
Additions:
Credit losses for which OTTI was not previously recognized	1,515	—
Additional OTTI losses for securities for which a decision to sell has been made	4,881	—

Balance at end of period	$13,502	$2,816

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

9. Pledged Assets

At March 31, 2012 and December 31, 2011, certain securities and loans, as well as cash and other interest earning assets, were pledged to secure public deposits, assets sold under agreements to repurchase, certain borrowings and credit facilities available, as described below:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Money market deposits	$—	$158,183
Securities available for sale	594,019	423,895
Loans held for sale	105,330	109,114
Loans receivable	2,693,626	2,688,673

Total pledged assets	$3,392,975	$3,379,865

Pledged securities and loans that the creditor has the right to repledge are disclosed on the consolidated statements of financial condition.

As of December 31, 2011, money market deposits of $158.2 million were pledged as collateral to repurchase agreements entered into with third parties. As of March 31, 2012, the Company does not have money market deposits pledged.

As of March 31, 2012 and December 31, 2011, respectively, pledged investment securities available for sale were as follows: $481.7 million and $323.4 million pledged as collateral to securities sold under agreements to repurchase; $60.6 million and $45.9 million pledged to secure public funds from the government of Puerto Rico; $44.9 million and $44.9 million pledged as collateral to the Federal National Mortgage Association (“FNMA”) recourse obligation; $2.6 million and $4.9 million pledged to secure a certain swap transaction; and $4.3 million and $4.9 million pledged to FNMA (related to the Company’s issuer status).

Loans held for sale totaling $105.3 million and $109.1 million as of March 31, 2012 and December 31, 2011, respectively, are pledged as collateral to the Company’s secured borrowings. See Note 19 for additional information regarding the Company’s loans payable.

Loans receivable totaling approximately $2.1 billion and $2.1 billion are pledged as collateral to Federal Home Loan Bank (“FHLB”) advances while $175.1 million and $175.7 million are pledged as collateral to secured borrowings as of March 31, 2012 and December 31, 2011, respectively. Loans receivable pledged also include $441.3 million and $432.2 million of syndicated commercial loans pledged as collateral as of March 31, 2012 and December 31, 2011, respectively, to secure the $250.0 million note payable issued by a variable interest entity (“VIE”) included in the Company’s consolidated financial statements on each such date. See Note 28 for additional information regarding the Company’s VIE’s.

10. Loans Held for Sale and Loans Receivable

Loans held for sale consist of the following:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Conventional single family residential	$108,954	$106,981
FHA/VA	205,933	186,957
Commercial loans to financial institutions	12,090	12,546
Commercial real estate	11,509	11,787

Total loans held for sale (1)(2)	$338,486	$318,271

(1)	At both, March 31, 2012 and December 31, 2011, the loans held for sale portfolio include $1.1 million of interest-only loans.
(2)	Includes $17.2 million and $18.2 million of balloon loans, as of March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the loans held for sale portfolio included $185.8 million and $168.5 million, respectively, of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans is guaranteed by the Federal Housing Administration (“FHA”).

As of March 31, 2012 and December 31, 2011, the Company had a net deferred origination fee on loans held for sale amounting to approximately $0.5 million and $0.6 million, respectively.

Non-performing loans held for sale, excluding GNMA defaulted loans, totaled $1.8 million and $2.0 million as of March 31, 2012 and December 31, 2011, respectively.

Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. The Company has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans held for investment credit exposure in Puerto Rico.

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$3,262,550	$11,767	$3,274,317	$3,327,208	$11,892	$3,339,100
FHA/VA guaranteed residential mortgage	75,803	—	75,803	95,062	—	95,062
Consumer Loans	33,482	32	33,514	38,448	38	38,486

Total consumer	3,371,835	11,799	3,383,634	3,460,718	11,930	3,472,648

Commercial
Commercial real estate	556,176	394,410	950,586	580,940	267,002	847,942
Commercial and industrial	24,870	1,281,975	1,306,845	29,723	1,194,166	1,223,889
Construction and land	276,937	98,779	375,716	281,136	97,368	378,504

Total commercial	857,983	1,775,164	2,633,147	891,799	1,558,536	2,450,335

Loans receivable, gross (2)	4,229,818	1,786,963	6,016,781	4,352,517	1,570,466	5,922,983

Less:
Allowance for loan and lease losses	(157,214)	(9,576)	(166,790)	(94,400)	(8,209)	(102,609)

Loans receivable, net	$4,072,604	$1,777,387	$5,849,991	$4,258,117	$1,562,257	$5,820,374

(1)	Includes $1.6 billion and $1.5 billion of balloon loans, as of March 31, 2012 and December 31, 2011, respectively.
(2)	Includes $737.4 million and $648.5 million of commercial interest-only loans per terms of the original contract as of March 31, 2012 and December 31, 2011, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.4 billion and $1.6 billion, respectively, at March 31, 2012, and $4.9 billion and $1.4 billion respectively, at December 31, 2011.

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

Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales when the loan is sold or securitized into a MBS. In the case of loans held for investment, such fees and costs are deferred, presented as a reduction or increase of the loan balance, and amortized to income as adjustments to the yield of the loan. As of March 31, 2012 and 2011, the Company had a net deferred origination fee on loans held for investment totalling approximately $22.3 million and $24.0 million, respectively.

Loans on which accrual of interest had been discontinued as of March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$401,722	$38	$401,760	$298,453	$558	$299,011
Other consumer (2)	274	—	274	352	—	352

Total consumer	401,996	38	402,034	298,805	558	299,363

Commercial
Commercial real estate	188,824	—	188,824	168,896	665	169,561
Commercial and industrial	2,634	—	2,634	2,530	—	2,530
Construction and land	115,873	4,382	120,255	93,558	4,589	98,147

	307,331	4,382	311,713	264,984	5,254	270,238

Total loans receivable on which accrual of interest had been discontinued	$709,327	$4,420	$713,747	$563,789	$5,812	$569,601

(1)

Excludes $49.7 million and $59.8 million of non-performing FHA/VA guaranteed loans and $40.7 million and $36.4 million of GNMA defaulted loans that, due to the nature of their guarantees, present little risk to the Company as of March 31, 2012 and 2011, respectively.

(2)	Includes personal, revolving lines of credit and other consumer loans.

Effective January 1, 2012, Doral changed how it estimates whether a modified performing loan is accounted for as a non-accrual loan. Doral’s non-accrual loans now include loans that are performing but which have been modified to temporarily or permanently reduce the payment amount, and such current monthly payment is at 25% or more lower than the payment at reset and either the borrower’s mortgage debt service to income ratio exceeds 40% or the property loan-to-value is greater than 80%. Doral believes loans meeting the defined criteria are at greater risk of not being able to meet their contractual obligations in the future and therefore are reported as non-accrual. Adoption of this means of estimating non-accrual loans increased reported non-performing loans by $140.0 million as of March 31, 2012 and decreased interest income by $1.4 million for the quarter. Had loans meeting these criteria been reported as non-performing as of December 31, 2011 non-performing loans would have been $188.0 greater, largely in residential mortgage.

The Company would have recognized additional income had all delinquent loans been accounted for on an accrual basis as follows:

	Quarters ended March 31,
(In thousands)	2012	2011
Consumer
Residential mortgage(1)	$7,294	$5,970
Other consumer	8	16

Total consumer	7,302	5,986

Commercial
Commercial real estate	2,908	2,674
Commercial and industrial	69	52
Construction and land	4,112	2,695

Total commercial	7,089	5,421

Total interest income	$14,391	$11,407

(1)

Excludes $2.5 million and $2.0 million in additional interest income the Company would have recognized for the quarters ended March 31, 2012 and 2011 respectively, if FHA/VA non-accrual loans been accounted for on an accrual status.

Detailed below is a table of the recorded investment in loans (including FHA/VA loans and loans held for sale) by the delinquency which the Company uses to monitior the credit quality of its loans as of March 31, 2012 and December 31, 2011.

As of March 31, 2012

	Current		30 to 89 Days Past Due		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total (1)
(Dollars n thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$2,959,034	$11,636	$145,904	$93	$81,218	$—	$24,048	$—	$161,300	$38	$3,371,457	$11,814	$3,383,271
FHA/VA guaranteed residential mortgage	56,041	—	66,858	—	44,643	—	18,185	—	96,009	—	281,736	—	281,736
Other consumer	31,026	32	670	—	1,690	—	83	—	13	—	33,482	32	33,514

Total consumer	3,046,101	11,668	213,432	93	127,551	—	42,316	—	257,322	38	3,686,675	11,846	3,698,521

Commercial
Commercial real estate	373,742	394,410	57,682	—	22,717	—	12,071	—	101,473	—	567,685	394,410	962,095
Commercial and industrial	33,306	1,281,975	325	—	497	—	284	—	2,548	—	36,960	1,281,975	1,318,935
Construction and land	155,885	94,397	5,276	—	25,686	—	12,263	—	77,827	4,382	276,937	98,779	375,716

Total commercial	562,933	1,770,782	63,283	—	48,900	—	24,618	—	181,848	4,382	881,582	1,775,164	2,656,746

Total loans	$3,609,034	$1,782,450	$276,715	$93	$176,451	$—	$66,934	$—	$439,170	$4,420	$4,568,257	$1,787,010	$6,355,267

As of December 31, 2011

	Current		30 to 89 Days Past Due		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total (1)
(Dollars n thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$3,010,991	$10,310	$128,124	$1,023	$103,132	$521	$37,352	$—	$154,590	$38	$3,434,189	$11,892	$3,446,081
FHA/VA guaranteed residential mortgage	62,063	—	51,019	—	45,338	—	27,507	—	96,091	—	282,018	—	282,018
Other consumer	36,044	38	852	—	1,308	—	172	—	72	—	38,448	38	38,486

Total consumer	3,109,098	10,348	179,995	1,023	149,778	521	65,031	—	250,753	38	3,754,655	11,930	3,766,585

Commercial
Commercial real estate	383,472	261,336	40,501	5,002	60,577	—	8,338	664	99,840	—	592,728	267,002	859,730
Commercial and industrial	38,238	1,194,166	378	—	842	—	150	—	2,661	—	42,269	1,194,166	1,236,435
Construction and land	163,053	92,779	24,863	—	12,336	—	1,180	—	79,704	4,589	281,136	97,368	378,504

Total commercial	584,763	1,548,281	65,742	5,002	73,755	—	9,668	664	182,205	4,589	916,133	1,558,536	2,474,669

Total loans	$3,693,861	$1,558,629	$245,737	$6,025	$223,533	$521	$74,699	$664	$432,958	$4,627	$4,670,788	$1,570,466	$6,241,254

(1)	For both as of March 31, 2012 and December 31, 2011, loans over 90 days past due and still accruing, excluding FHA/VA loans, totaled $2.3 million.

Credit Quality

Due to the current economic conditions, the Company has limited new lending activities in Puerto Rico in the construction, commercial and consumer (excluding mortgage) markets. The strategy adopted by the Company in relation to its loan exposures is to maintain a strong collection process that will ensure the orderly recovery of all loans by means of its collection efforts or restructuring of the loan. Lending activities in the United States increased in 2011 and continued to increase through the first quarter of 2012, as management determined that the U.S. market provides sound credit opportunities in select segments and markets. As of March 31, 2012 gross loans receivable in the U.S. mainland totaled to $1.8 billion showing an increase of $216.5 million compared to December 31, 2011.

Loan modifications that are considered TDRs completed during the quarters ended March 31, 2012 and 2011 were as follow:

	Quarters ended March 31,
	2012			2011
(In thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non FHA/VA	348	$45,650	$45,940	700	$83,478	$82,100
Other consumer	18	107	107	6	63	63

Total consumer	366	45,757	46,047	706	83,541	82,163

Commercial
Commercial real estate	1	$625	$625	26	$6,197	$6,097
Commercial and industrial	2	716	579	1	584	584
Construction and land	—	—	—	1	32	31

Total commercial	3	1,341	1,204	28	6,813	6,712

Total loan modifications	369	$47,098	$47,251	734	$90,354	$88,875

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans; therefore, modified loans present a higher risk of loss than do new origination loans.

Loan modifications considered TDRs that re-defaulted during the quarter ended March 31, 2012, within twelve months of their modification were as follows:

	Quarter ended March 31, 2012
(In thousands)	Number of contracts	Recorded investment
Consumer
Residential mortgage - non FHA/VA	41	$4,723
Other consumer	—	—

Total consumer	41	4,723

Commercial
Commercial real estate	2	301
Construction and land	—	—

Total commercial	2	301

Total recidivism	43	$5,024

For the quarters ended March 31, 2012 and 2011, the Company would have recognized $7.1 million and $2.1 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

As of March 31, 2012 and 2011, construction TDRs includes an outstanding balance of $68.0 million and $39.3 million with commitments to disburse additional funds of $13.9 million and $9.6 million, respectively.

The following table presents the commercial and industrial, commercial real estate and construction and land loans portfolios by risk category.

	As of March 31, 2012
(In thousands)	Substandard	Doubtful	Loss	Total
Commercial real estate	$235,577	$5,354	$—	$240,931
Commercial and industrial	19,781	239	—	20,020
Construction and land	130,739	5,819	—	136,558

Total	$386,097	$11,412	$—	$397,509

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

Management’s loss reserve estimate for performing loans is estimated based upon (i) the probability of the performing loan defaulting at some future period, (ii) the likelihood of the loan curing or resuming payment versus the likelihood of the collateral being foreclosed upon and sold or a short sale, and (iii) Doral’s historical experience of charge-offs related to the outstanding principal balance. During the first quarter of 2012, Doral reviewed its ALLL estimate assumptions and calculations, and adopted a more conservative outlook as to future loan performance considering new information developed during the quarter, and the uncertain economic and regulatory environments.

During the first quarter of 2012, management reviewed its ALLL estimate assumptions and calculations and adopted a more conservative outlook as to future loan performance considering the uncertain economic and regulatory environments. The resulting changes in estimate are reflected in the first quarter of 2012 allowance for loan and lease losses. Significant changes in assumptions and calculations include reducing the definition of a defaulted loan by 90 days, increasing the expectation that long term delinquent loans are foreclosed, emphasizing the consideration of more recent experience in determining the probability of default and loss given defaults, adjusting factors considered in estimating the expected loss, reducing the estimate prepayment speed on TDR loans. The effect of these changes in underlying assumptions resulted in an addition provision of approximately $42.0 million for the quarter ended March 31, 2012. Also, the Company adopted a more conservative view on the estimated collectability of significantly aged residential mortgage loans, resulting in an additional provision of $25.0 million for the quarter. reflecting estimated declines in value of certain collateral dependent loans. In addition, in late March 2012 a market analysis on land use was completed and issued. The analysis provides information necessary for appraisers to value undeveloped land in Puerto Rico. During the first quarter of 2012 Doral increased its reserves by approximately $10.0 million to reflect the estimated effect of the market analysis on the valuations of the collateral dependent loans. Other provisions totaling approximately $38.0 million reflect new loans becoming more delinquent, the receipt of new valuations estimates on collateral dependent loans, and other estimated declines in value on collateral dependent loans.

For non-performing loans, the reserve is estimated either by: (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (for mortgage loans); or (ii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency in payment received. The probability of a loan migrating to foreclosure whether a current loan or a past due loan, and the amount of loss given default, is based upon the Company’s own experience, with more recent experience judgmentally weighted more heavily in the calculated factors. With this practice management believes that the factors used better represent existing economic conditions. In estimating the loss given default factor, management uses rates that are unique to ranges of loan-to-value ratios (calculated as current loan balance divided by the most recent appraisal value).

Loans determined to be TDRs are considered impaired. For purpose of estimating the ALLL, these loans are individually evaluated for impairment. For residential mortgage loans determined to be TDRs, the Company pools the TDRs, forecasts the cash flows of the pool, and discounts the cash flows. If the pool yields a present value below the recorded investment of the pool of loans, impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL. The cash flow forecast of the TDR loans is based upon estimates as to the rate at which reduced interest rate loans will make the reset payments or be re-modified or, foreclosed upon, the cumulative default rate of TDR loans, the prepayment speed (voluntary and involuntary) of the loans, the likelihood a defaulted loan will be foreclosed upon, collateral sale prices in future periods, the broader economic performance, the continued behavior of Doral and the markets in a manner similar to past behavior, and other less significant matters. Actual future cash flows may deviate significantly from those estimated at this time and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

The activity in Doral’s ALLL for the quarters ended March 31, 2012 and 2011 was as follows:

	Quarter ended March 31, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total
Balance at beginning of period	$58,369	$4,957	$63,326	$12,908	$17,747	$8,628	$39,283	$102,609
Provision for loan and lease losses	68,929	(399)	68,530	19,486	26,607	588	46,651	115,181
Losses charged to the allowance	(32,331)	(1,319)	(33,650)	(6,344)	(11,434)	(27)	(17,805)	(51,455)
Recoveries	116	268	384	70	—	1	71	455

Balance at end of period	$95,083	$3,507	$98,590	$24,120	$32,920	$9,160	$68,200	$166,790

Reported balance of loans (1)	$3,274,317	$32,205	$3,306,522	$950,586	$375,716	$1,306,845	$2,633,147	$5,939,669

ALLL for loans subject to impairment measurement	$55,102	$—	$55,102	$19,400	$30,877	$1,386	$51,663	$106,765

Reported balance of loans subject to impairment measurement	$876,393	$—	$876,393	$264,751	$251,914	$7,312	$523,977	$1,400,370

ALLL for non-impaired loans	$39,981	$3,507	$43,488	$6,720	$2,043	$7,774	$16,537	$60,025

Reported balance of non-impaired loans	$2,397,924	$32,205	$2,430,129	$685,835	$123,802	$1,299,533	$2,109,170	$4,539,299

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $75.8 million and $1.3 million, respectively.

	Quarter ended March 31, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total
Balance at beginning of period	$56,487	$6,274	$62,761	$29,712	$25,026	$6,153	$60,891	$123,652
Provision for loan and lease losses	755	494	1,249	(5,756)	7,206	(109)	1,341	2,590
Losses charged to the allowance	(3,226)	(1,599)	(4,825)	—	(1,590)	(19)	(1,609)	(6,434)
Recoveries	—	396	396	—	—	—	—	396

Balance at end of period	$54,016	$5,565	$59,581	$23,956	$30,642	$6,025	$60,623	$120,204

Reported balance of loans (1)	$3,543,208	$51,258	$3,594,466	$680,582	$433,762	$666,352	$1,780,696	$5,375,162

ALLL for loans subject to impairment measurement	$27,271	$—	$27,271	$17,439	$15,471	$623	$33,533	$60,804

Reported balance of loans subject to impairment measurement	$698,750	$—	$698,750	$258,235	$176,021	$6,822	$441,078	$1,139,828

ALLL for non-impaired loans	$26,745	$5,565	$32,310	$6,517	$15,171	$5,402	$27,090	$59,400

Reported balance of non-impaired loans	$2,844,458	$51,258	$2,895,716	$422,347	$257,741	$659,530	$1,339,618	$4,235,334

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $161.4 million and $2.4 million, respectively.

The following table provides Doral’s recorded investment (which includes unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance (UPB), and the related allowance as of March 31, 2012 and December 31, 2011.

	March 31, 2012				December 31, 2011
(In thousands)	UPB	Recorded Investment	Related Allowance	Reserve %(1)	UPB	Recorded Investment	Related Allowance	Reserve %(1)
With no allowance recorded at the report date:
Residential	$64,609	$62,790	$—	—%	$132,312	$128,042	$—	—%

Total consumer	64,609	62,790	—	—%	132,312	128,042	—	—%

Commercial real estate	133,993	133,367	—	—%	115,045	114,821	—	—%
Commercial and industrial	69	69	—	—%	6,368	6,370	—	—%

Total commercial	134,062	133,436	—	—%	121,413	121,191	—	—%

With allowance recorded at the report date:
Residential	821,712	813,603	55,102	6.77%	851,833	847,408	50,349	5.94%

Total consumer	821,712	813,603	55,102	6.77%	851,833	847,408	50,349	5.94%

Commercial real estate	131,596	131,384	19,400	14.77%	116,287	116,357	8,306	7.14%
Commercial and industrial	7,248	7,243	1,386	19.14%	5,319	5,326	886	16.64%
Construction and land	148,204	147,782	30,877	20.89%	140,678	140,206	14,724	10.50%

Total commercial	287,048	286,409	51,663	18.04%	262,284	261,889	23,916	9.13%

Total
Residential	886,321	876,393	55,102	6.29%	984,145	975,450	50,349	5.16%

Total consumer	886,321	876,393	55,102	6.29%	984,145	975,450	50,349	5.16%

Commercial real estate	265,589	264,751	19,400	7.33%	231,332	231,178	8,306	3.59%
Commercial and industrial	7,317	7,312	1,386	18.96%	11,687	11,696	886	7.58%
Construction and land	148,204	147,782	30,877	20.89%	140,678	140,206	14,724	10.50%

Total commercial	421,110	419,845	51,663	12.31%	383,697	383,080	23,916	6.24%

Total	$1,307,431	$1,296,238	$106,765	8.24%	$1,367,842	$1,358,530	$74,265	5.47%

(1)	Gross reserve percent represents the amount of the related allowance to the recorded investment.

The following table provides Doral’s average recorded investment in impaired loans and the related interest income recognized during the time within that time period that the loans were impaired for the quarters ended March 31, 2012 and 2011:

	Quarters ended March 31,
	2012		2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$923,521	$9,698	$715,532	$6,248

Total consumer	923,521	9,698	715,532	6,248

Commercial
Commercial real estate	246,828	1,353	260,627	1,089
Commercial and industrial	9,504	94	7,163	70
Construction and land	143,994	1,904	183,573	631

Total commercial	400,326	3,351	451,363	1,790

Total	$1,323,847	$13,049	$1,166,895	$8,038

For TDRs where impairment is measured based on the present value of expected future cash flows, the entire change in present value is recognized as a provision for loan and lease losses, therefore, interest income in the table above does not include any interest based on the change in present value attributable to the passage of time.

12. Accounts Receivable and Other Assets

The Company reported accounts receivable of $37.7 million and $36.4 million as of March 31, 2012 and December 31, 2011, respectively. Total accounts receivable included $18.2 million and $15.2 million related to claims of loans foreclosed to FHA and VA as of March 31, 2012 and December 31, 2011, respectively.

The Company reported other assets of $406.2 million and $168.3 million as of March 31, 2012 and December 31, 2011, respectively. Other assets included $314.7 million and $91.0 million related to prepaid income taxes as of March 31, 2012 and December 31, 2011, respectively. The prepaid income tax balance as of March 31, 2011 includes $225.7 million related to the Closing Agreement (as defined below in Note 21) entered into during the first quarter of 2012 with the Commonwealth of Puerto Rico related to past income tax overpayments. For additional information on the prepaid income tax, refer to Note 21.

13. Servicing Activities

The changes in servicing assets measured using the fair value method for the quarters ended March 31, 2012 and 2011 are shown below:

	Quarters ended March 31,
(In thousands)	2012	2011
Balance at beginning of period	$112,303	$114,342
Capitalization of servicing assets	2,083	2,097
Servicing release due to repurchase (1)	(148)	(89)
Change in fair value and amortization	(2,232)	(51)

Balance at end of period (2)	$112,006	$116,299

(1)

Amount represents the adjustment of MSR fair value related to the repurchase of $10.3 million and $6.3 million in principal balance of mortgage loans serviced for others for the quarters ended March 31, 2012 and 2011, respectively.

(2)

Outstanding balance of loans serviced for third parties totaled to $7.8 billion and $8.1 billion as of March 31, 2012 and 2011, respectively. As of March 31, 2011, outstanding balance includes $2.6 million of loans being serviced under sub-servicing arrangements.

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for both quarters ended March 31, 2012 and 2011 was 7.5%.

Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended March 31, 2012 and 2011, which were 11.2% and 11.3%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at March 31, 2012 and 2011 was 7.1 years and 7.2 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At March 31, 2012 and December 31, 2011, fair values of the Company’s retained interest were based on internal models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward London Interbank Offered Rate (“LIBOR”) rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.

The weighted-averages of the key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2012, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$112,006	$42,123
Weighted-average expected life (in years)	7.1	5.7
Constant prepayment rate (weighted-average annual rate)	7.5%	8.0%
Decrease in fair value due to 10% adverse change	$(3,499)	$(1,062)
Decrease in fair value due to 20% adverse change	$(6,837)	$(2,080)
Residual cash flow discount rate (weighted-average annual rate)	11.2%	13.0%
Decrease in fair value due to 10% adverse change	$(4,606)	$(1,486)
Decrease in fair value due to 20% adverse change	$(8,871)	$(2,860)

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

This methodology used in the valuation model of the IOs resulted in a CPR of 8.0% and 8.8% for the quarters ended March 31, 2012 and 2011, respectively. The change in the CPR between 2012 and 2011 was due mostly to a general increase in market interest rates.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13% for both quarters ended March 31, 2012 and 2011.

The activity of interest-only strips is shown below:

	Quarters ended
	March 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$43,877	$44,250
Amortization	(1,849)	(2,181)
Gain (loss) on the IO value	95	(451)

Balance at end of period	$42,123	$41,618

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of March 31, 2012, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates	Constant	Weighted-Average	Change in Fair	Percentage
(Basis Points)	Prepayment Rate	Expected Life (Years)	Value of IOs	of Change
200	5.4%	6.7	$(5,993)	(14.2)%
100	6.6%	6.2	(3,445)	(8.2)%
50	7.1%	6.0	(1,595)	(3.8)%
Base	8.0%	5.7	—	—%
-50	8.7%	5.4	1,584	3.8%
-100	9.1%	5.3	2,614	6.2%
-200	9.4%	5.2	4,500	10.7%

Servicing Related Matters

At March 31, 2012, escrow funds and custodial accounts included approximately $60.6 million deposited with Doral Bank. These funds are included within the cash and due from banks caption in the Company’s accompanying consolidated financial statements. Escrow funds and custodial accounts also included approximately $24.0 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $20.0 million, respectively, as of March 31, 2012.

14. Sale and Securitization of Mortgage Loans

For the quarter ended March 31, 2012, the unpaid principal balance of loan sales and securitizations totaled $44.4 million compared to $120.7 million for the corresponding 2011 period, while loans with servicing released or derecognized due to repurchases totaled $10.3 million and $6.3 million, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At March 31, 2012 and December 31, 2011, mortgage servicing advances totaled $58.4 million and $61.8 million, respectively, net of a reserve of $8.0 million and $7.9 million, respectively.

In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 28% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of March 31, 2012, no servicing agreements have been terminated.

15. Real Estate Held for Sale, net

The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale, net totaled $127.4 million and $121.2 million as of March 31, 2012 and December 31, 2011, respectively.

The following table provides the balances of other real estate owned (“OREO”) for the periods indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Residential	$65,140	$60,584
Commercial	21,658	20,589
Construction and land	40,617	39,980

Balance at end of period	$127,415	$121,153

The following table presents activity of OREO for the periods indicated:

	Quarters ended
	March 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$121,153	$100,273
Additions	14,436	25,481
Sales	(5,118)	(18,835)
Retirements	(177)	(2,384)
Provision for OREO losses	(2,879)	(768)

Balance at end of period	$127,415	$103,767

16. Deposits

The following table summarizes deposit balances:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Brokered deposits	$2,235,957	$2,157,808
Certificates of deposit	759,406	669,438
Money markets accounts	460,514	447,082
Negotiable Order of Withdrawal (“NOW”) accounts and other transactions accounts	429,531	422,341
Regular savings	397,132	401,744

Total interest-bearing	4,282,540	4,098,413
Non-interest-bearing deposits	277,917	296,303

Total deposits	$4,560,457	$4,394,716

At March 31, 2012 and December 31, 2011, the Company reclassified from deposit accounts to loan balances $0.4 million and $0.5 million, respectively, of overdrafts.

17. Securities Sold Under Agreements to Repurchase

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

(Dollars in thousands)	March 31, 2012	December 31, 2011
Repurchase agreements with maturities ranging from November 2012 to June 2015, at various fixed rates averaging 2.42%, at March 31, 2012 and December 31, 2011.	$342,300	$342,300

Putable repurchase agreement with a maturity of February 2014 at a rate of 2.98% at March 31, 2012 and December 31, 2011, with a callable date of May 2012 (2011—February 2012).	100,000	100,000

	$442,300	$442,300

Maximum repurchase agreements outstanding at any month end during the three month period ended March 31, 2012 was $442.3 million. The approximate average daily outstanding balance of securities sold under repurchase agreements for the three month period ended March 31, 2012 was $442.3 million. The weighted-average interest of such agreements, computed on a daily basis was 2.59% for the three month period ended March 31, 2012.

18. Advances from FHLB

Advances from FHLB consisted of the following, as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Non-callable advances with maturities ranging from June 2012 to February 2016 at various fixed rates averaging 3.24% and 3.23%, at March 31, 2012 and December 31, 2011, respectively.	$1,115,463	$1,111,583

Non-callable advances with maturities ranging from October 2012 to November 2012, tied to 1-month LIBOR adjustable monthly, at various variable rates averaging 0.26% and 0.32% at March 31, 2012 and December 31, 2011, respectively.	50,000	50,000

Putable structured advances due on March 2012, at a fixed rate of 5.04% at December 31, 2011, putable at March 2012.	—	80,000

	$1,165,463	$1,241,583

Maximum advances outstanding at any month end during the three month period ended March 31, 2012 were $1.2 billion. The approximate average daily outstanding balance of advances from FHLB for the three month period ended March 31, 2012 was $1.2 billion. The weighted-average interest of such advances, computed on a daily basis was 3.40% for the three month period ended March 31, 2012.

At March 31, 2012, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

The advances from FHLB are subject to early termination fees.

19. Loans Payable

At March 31, 2012 and December 31, 2011, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following, as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR averaging 2.04% and 1.91% at March 31, 2012 and December 31, 2011, respectively, collateralized by residential mortgage loans.	$267,230	$271,795
Secured borrowings with local financial institutions, at fixed interest rates averaging 7.38% and 7.39% at March 31, 2012 and December 31, 2011, respectively, collateralized by residential mortgage loans.	13,731	14,110

	$280,961	$285,905

The expected maturity date of secured borrowings based on collateral is from present to December 2025. Maximum loans payable outstanding at any month end during the three month period ended March 31, 2012 were $284.1 million. The approximate average daily outstanding balance of loans payable for the three month period ended March 31, 2012 was $283.8 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.26% for the three month period ended March 31, 2012.

At March 31, 2012 and December 31, 2011, the Company had $105.3 million and $109.1 million, respectively, of loans held for sale and $175.1 million and $175.7 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

20. Notes Payable

Notes payable consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	$29,993	$29,969
$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	99,044	98,993
$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,574	39,557
$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,536	29,529
Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from June 2012 to December 2029, paying interest monthly.	37,405	37,405
Bonds payable at a fixed rate of 6.25%, with maturities ranging from June 2012 to December 2029, paying interest monthly.	7,200	7,200
Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	12,607	14,273
$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%), due on July 21, 2020, paying interest quarterly comencing on January 2011.	249,845	249,840

	$505,204	$506,766

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2012, the outstanding principal balance of the bonds was $44.6 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2012 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

21. Income Taxes

Background

Income taxes include Puerto Rico income taxes as well as applicable U.S. federal and state taxes. Except for the U.S. operations of Doral Bank (referred to as “Doral Bank U.S.”) and Doral Money, which is a U.S. corporation, most of the Company’s operations are conducted through subsidiaries in Puerto Rico. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such U.S. tax is creditable, with certain limitations, against Puerto Rico income taxes.

Until December 31, 2010, the maximum statutory corporate income tax rate in Puerto Rico was 39.00%. Under the 1994 Puerto Rico Internal Revenue Code, as amended (the “1994 Code”), corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend-received deduction on dividends received from Puerto Rico Operations of Doral Bank (“ Doral Bank PR”) or any other Puerto Rico subsidiary subject to tax under the 1994 Code.

On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A was introduced to the 1994 Code to impose a 5.00% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax is effective for tax years commenced after December 31, 2008 and before January 1, 2012. The Act increased the Company’s income tax rate from 39.00% to 40.95% for tax years from 2009 through 2011, but is no longer applicable for 2012.

On November 15, 2010, Act 171 was enacted into law, generally providing, among other things: (1) an income tax credit equal to 7.00% of the “tax liability due” to corporations that paid the Christmas bonus required by local labor laws, and (2) an extension for 10 years of the carry forward term of net operating losses incurred for years commenced after December 31, 2004 and before December 31, 2012.

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (the “2011 Code”) making the 1994 Code largely ineffective, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30.00% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from seven to ten years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restriction on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or a group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012, including extension. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

The Company is currently evaluating the impact of the tax reform on its results of operations including the election to be taxed under the 1994 Code. Nevertheless, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed, the Company will adjust its deferred tax assets for any required tax rate change, if applicable. Adoption of the 2011 Code would represent an additional deferred tax expense of $0.6 million as of March 31, 2012.

Income Tax Expense

The components of income tax expense are summarized below:

	Quarters Ended
	March 31,
(Dollars in thousands)	2012	2011
Current income tax expense—United States	$1,839	$2,373
Deferred income tax (benefit) expense:
Puerto Rico	(113,895)	2,670
United States	(568)	53

Total deferred income tax (benefit) expense	(114,463)	2,723

Total income tax (benefit) expense	$(112,624)	$5,096

The current income tax expense of $1.8 million for the quarter ended March 31, 2012 was related to the growth of the U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax benefit of $114.5 million for the quarter ended March 31, 2012 resulted mainly from the $112.0 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a new Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax.

Deferred Tax Components

The Company’s DTA consists primarily of the differential in the tax basis of net operating loss carry-forwards, allowance for loan losses and other temporary differences arising from the daily operations of the Company.

Prior to March 2012, the largest component of the DTA arose from the IO DTA, which represented a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. The intangible asset was created by a series of closing agreements that Doral entered into with the Puerto Rico Government, which were entered into in 2004 through 2010. However, on March 26, 2012 Doral signed a new closing agreement (the “Closing Agreement”) specifying the terms and conditions under which Doral could recover certain amounts paid as taxes to the Commonwealth of Puerto Rico for certain years prior to 2005. In the agreement, the Commonwealth of Puerto Rico states that as of March 26, 2012 it has a payable to Doral of approximately $230.0 million resulting from past Doral tax payments (prepaid tax), and that Doral has the right to use the amount due from the Commonwealth of Puerto Rico to offset future Doral tax obligations, or that Doral may claim a refund that the Commonwealth of Puerto Rico may pay over a five-year period. This agreement is the fifth agreement between Doral and the Commonwealth of Puerto Rico related to this matter. This agreement clearly states and recognizes the source of the amount of past taxes paid by Doral, and the Commonwealth of Puerto Rico’s obligation to Doral to return the overpayments.

Net operating losses (“NOLs”) generated between 2005 and 2012 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of March 31, 2011, will expire beginning in 2016 until 2022 for Puerto Rico entities and 2025 through 2032 for United States entities filing in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

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

As of March 31, 2012, the Company had two Puerto Rico entities which had incurred several consecutive years of losses. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future.

Accordingly, as of March 31, 2012 and December 31, 2011, the Company determined that it was more likely than not that $328.4 million and $432.9 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount.

As of March 31, 2012 and December 31, 2011, the deferred tax assets and liabilities by legal entity were as follows:

	As of March 31, 2012
(Dollars in thousands)	Doral Financial Corporation	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Net operating loss carry-forwards	$51,426	$136,365	$3,116	$—	$819	$447	$192,173
Allowance for loan and lease losses	8,527	52,787	—	—	717	2,909	64,940
Capital loss carry-forward	849	19,738	—	—	3	—	20,590
Reserve for losses on OREO	3,492	13,545	—	—	83	—	17,120
Unrealized gains on investment securities available for sale	—	36	—	—	—	—	36
Other	16,674	24,957	277	2,935	1,860	464	47,167

Gross deferred tax assets	80,968	247,428	3,393	2,935	3,482	3,820	342,026
Valuation allowance	(80,968)	(247,391)	—	—	—	—	(328,359)

Net deferred tax assets	—	37	3,393	2,935	3,482	3,820	13,667
Differential in tax basis of IOs	$(12,637)	$—	$—	$—	$—	$—	$(12,637)
Unrealized gains on investment securities available for sale	(1)	—	—	—	—	—	(1)
Other	—	(270)	(84)	—	(504)	(335)	(1,193)

Gross deferred tax liabilities	(12,638)	(270)	(84)	—	(504)	(335)	(13,831)

Net deferred tax (liability) asset	$(12,638)	$(233)	$3,309	$2,935	$2,978	$3,485	$(164)

	As of December 31, 2011
(Dollars in thousands)	Doral Financial Corporation	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Differential in tax basis of IOs sold	$184,555	$—	$—	$—	$—	$—	$184,555
Net operating loss carry-forwards	47,989	190,096	3,360	—	1,353	358	243,156
Allowance for loan and lease losses	3,902	32,914	—	—	195	2,874	39,885
Capital loss carry-forward	849	15,905	—	—	3	—	16,757
Reserve for losses on OREO	2,619	11,364	—	—	83	—	14,066
Unrealized losses on investment securities available for sale	206	—	—	—	—	—	206
Other	16,768	24,930	138	2,928	1,432	437	46,633

Gross deferred tax assets	256,888	275,209	3,498	2,928	3,066	3,669	545,258
Valuation allowance	(157,641)	(275,292)	—	—	—	—	(432,933)

Net deferred tax assets	99,247	(83)	3,498	2,928	3,066	3,669	112,325
Unrealized gains on investment securities available for sale	—	(132)	—	—	—	—	(132)
Other	—	(282)	(64)	—	(504)	(337)	(1,187)

Gross deferred tax liabilities	—	(414)	(64)	—	(504)	(337)	(1,319)

Net deferred tax asset (liability)	$99,247	$(497)	$3,434	$2,928	$2,562	$3,332	$111,006

(1)	The deferred tax assets and liabilities of Doral Bank are segregated between the Puerto Rico and U.S. divisions as the related deferred tax assets and liabilities are from different tax jurisdictions.

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the tax rate in effect under the 1994 Code, 39.00%. As of March 31, 2012, DTAs totalling $309.0 million were at the higher rates with a valuation allowance of $305.7 million. DTAs of $12.6 million were at the 30.00% tax rate while DTAs of $31.7 million with a valuation allowance of $22.6 million, were at other tax rates (and would not be impacted by the change in the tax code). If the Company elects to adopt the 2011 Code, DTAs would be $257.0 million with a valuation allowance of $257.8 million for a net deferred tax liability of $0.8 million.

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At March 31, 2012, the net deferred tax asset associated with these two companies Doral Mortgage, LLC and Doral Insurance Agency, Inc. was $6.2 million, compared to $6.4 million at December 31, 2011. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

As of March 31, 2012 and December 31, 2011, the deferred tax asset valuation allowance off-set the following deferred tax assets:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Differential in tax basis of IOs sold	$—	$85,514
Net operating loss carry-forwards	187,791	238,085
Allowance for loan and lease losses	61,314	36,816
Capital loss carry-forward	20,586	16,754
Reserve for losses on OREO	17,038	13,983
Other	41,630	41,781

Total valuation allowance	$328,359	$432,933

The valuation allowance also includes $0.1 million and $0.4 million related to deferred taxes on unrealized losses on cash flow hedges as of March 31, 2012 and December 31, 2011, respectively.

Accounting for Uncertainty in Income Taxes

As of March 31, 2012, the Company did not have unrecognized tax benefits and had accrued interest of $0.8 million on previously unrecognized tax benefits. The Company classifies all interest related to tax uncertainties as income tax expense.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. During the third quarter of 2010, the Company settled its uncertain tax positions. As of March 31, 2012, the following years remain subject to examination: for U.S. federal jurisdictions – 2005 through 2009 and for Puerto Rico, – 2006 through 2009.

During the quarter ended March 31, 2012, the Company did not identify any additional uncertain tax position.

22. Guarantees

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the three month period ended March 31, 2012, repurchases totaled $2.1 million, compared to $149,000 for the corresponding period in 2011. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans was $105.6 million and $109.8 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90—120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2012 and December 31, 2011, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $665.9 million and $687.5 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $602.1 million and $619.7 million, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter ended March 31, 2012, the Company repurchased at fair value $3.7 million, pursuant to recourse provisions, compared to $4.4 million, for the corresponding period of 2011.

Doral Financial’s reserve for its exposure to recourse amounted to $8.9 million and $11.0 million as of March 31, 2012 and December 31, 2011, respectively and the reserve for other credit-enhanced transactions explained above amounted to $8.0 million and $7.9 million as of March 31, 2012 and December 31, 2011, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for the quarter ended March 31, 2012:

Quarter Ended
(In thousands)	March 31, 2012
Balance at beginning of period	$10,977
Net charge-offs / termination	(1,137)
Release from recourse liability	(974)

Balance at end of period	$8,866

23. Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit and commitments to sell loans.

(In thousands)	March 31, 2012	December 31, 2011
Commitments to extend credit	$224,687	$157,030
Commitments to sell loans	133,359	178,789
Commercial and performance standby letter of credit	1,225	25

Total	$359,271	$335,844

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

Since 2005, Doral Financial became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement. For additional information on Legal Matters and Banking Regulatory Matters refer to Note 32 of the consolidated financial statements on the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2012.

25. Earnings Per Share Data

The following table presents the computation of earnings per share for the periods presented:

	Quarters ended
	March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Net Income:
Net Income	$2,604	$3,324
Convertible preferred stock dividend	(2,415)	(2,415)

Net income attributable to common shareholders	$189	$909

Weighted-Average Number of Common Shares Outstanding (1)	128,394,657	127,293,756

Net Income per Common Share (2)	$—	$0.01

(1)

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of March 31, 2012, there were 40,000 stock options and 3,107,516 shares of restricted stock outstanding.

(2)	For the three month periods ended March 31, 2012 and 2011, net income per common share represents both the basic and diluted earnings per common share, respectively, for each of the periods presented.

On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and with the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

For the quarters ended March 31, 2012 and 2011, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

26. Fair Value of Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$692	$—	$—	$692	$721	$—	$—	$721
IOs	42,123	—	—	42,123	43,877	—	—	43,877
Derivatives	41	—	41	—	205	—	205	—

Total Securities Held for Trading	42,856	—	41	42,815	44,803	—	205	44,598
Securities Available for Sale
Agency MBS	500,438	—	498,987	1,451	360,489	—	359,044	1,445
CMO Government Sponsored Agencies	25,921	—	19,370	6,551	32,950	—	26,202	6,748
Non-Agency CMOs	1,852	—	—	1,852	5,621	—	—	5,621
Obligations U.S. Government Sponsored Agencies	44,996	—	44,996	—	44,994	—	44,994	—
Other	38,476	—	—	38,476	39,135	—	10,107	29,028

Total Securities Available for Sale	611,683	—	563,353	48,330	483,189	—	440,347	42,842
Servicing Assets	112,006	—	—	112,006	112,303	—	—	112,303

	$766,545	$—	$563,394	$203,151	$640,295	$—	$440,552	$199,743

Liabilities:
Derivatives (1)	$1,511	$—	$1,511	$—	$2,126	$—	$2,126	$—

(1)	Forward contracts and interest rate swaps included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

The changes of assets and liabilities in Level 3 for the quarters ended March 31, 2012 and March 31, 2011, measured at fair value on a recurring basis are summarized below:

	For the quarter ended March 31, 2012
(In thousands)	Balance, beginning of quarter	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of quarter
Securities held for trading
MBS	$721	$(29)	$—	$—	$—	$—	$692
IOs (1)	43,877	(1,754)	—	—	—	—	42,123

Total securities held for trading	44,598	(1,783)	—	—	—	—	42,815
Securities available for sale (2)
Agency MBS	1,445	—	—	5	1	—	1,451
CMO Government Sponsored Agencies	6,748	—	—	64	(261)	—	6,551
Non-Agency CMOs	5,621	(4,881)	—	1,314	(202)	—	1,852
Other	29,028	(1,515)	—	1,495	(1,051)	10,519	38,476

Total securities available for sale	42,842	(6,396)	—	2,878	(1,513)	10,519	48,330
Servicing Assets (3)	112,303	(2,380)	2,083	—			112,006

Balance at end of period	$199,743	$(10,559)	$2,083	$2,878	$(1,513)	$10,519	$203,151

	For the quarter ended March 31, 2011
(In thousands)	Balance, beginning of quarter	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains included in other comprehensive loss	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of quarter
Securities held for trading
MBS	$766	$39	$—	$—	$—	$—	$805
IOs (1)	44,250	(2,632)	—	—	—	—	41,618

Total securities held for trading	45,016	(2,593)	—	—	—	—	42,423
Securities available for sale (2)
Agency MBS	1,692	—	—	15	(25)	—	1,682
CMO Government Sponsored Agencies	7,389	—	—	18	(71)	—	7,336
Non-Agency CMOs	7,192	—	—	509	52	—	7,753
Other	7,077	—	—	17	(220)	5,002	11,876

Total securities available for sale	23,350	—	—	559	(264)	5,002	28,647
Servicing Assets (3)	114,342	(140)	2,097	—	—	—	116,299

Balance at end of period	$182,708	$(2,733)	$2,097	$559	$(264)	$5,002	187,369

(1)

Changes in fair value are recognized in net gain (loss) on trading assets in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the quarter ended March 31, 2012, the IO had a gain of approximately $95,000 for change in fair value and an amortization of $1.8 million. For the quarter ended March 31, 2011, the IO had a loss of $0.4 million for change in fair value and an amortization of $2.2 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities.
(3)

Change in fair value of servicing assets is recognized in non-interest income as mortgage loan servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on loans securitized and sold and capitalization of mortgage servicing.

(4)

Amortization of premium and discount of $2.0 million and $3.9 million for the quarters ended March 31, 2012 and 2011, respectively, is recognized within interest income from MBS in the consolidated statement of operations.

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

	As of March 31, 2012
(In thousands)	Fair Value	Significant Unobservable Inputs	Range of Inputs
IOs		Weighted average remaining life	5.7 years
		Discount rate	13.0%
	42,123	Constant prepayment rate	8.0%

Servicing Assets		Weighted average remaining life	7.1 years
		Discount rate	11.2%
	112,006	Constant prepayment rate	7.5%

The unobservable inputs used in the fair value measurement of the Corporation’s interest-only strips (IO’s) and the servicing asset include constant prepayment rates, discount rates, forecasted market rates, income and cost assumptions, and delinquency assumptions. Changes in interest rates may result in lower or higher prepayments, which have the effect of lengthening or shortening the life of underlying mortgages. Discount rates vary according to the perceived risks of the loan portfolios. Increases in discount rates result in a lower fair value measurement.

Fair value of the $48.3 million Level 3 securities available for sale is determined predominantly by broker quotes obtained from a third party. Management believes the broker quotes received are reasonable indicators of the securities’ fair values.

The Corporation’s Mortgage Secondary Markets department is responsible for determining the fair value of IO’s and servicing assets, which is based on discounted cash flow methods. Constant prepayment rates and discount rates assumptions are developed internally using (1) market derived assumptions and (2) market assumptions calibrated to the Corporation’s loan characteristics and portfolio behavior. These assumptions are then benchmarked with other institutions’ valuation assumptions relating to servicing assets and other retained interests to assess reasonability. In addition, a review of discount rates and prepayment speeds is performed quarterly by the Comptrollership department.

The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	Carrying Value	Level 3
March 31, 2012
Loans receivable (1)	$152,626	$152,626
Real estate held for sale (2)	39,292	39,292

Total	$191,918	$191,918

December 31, 2011
Loans receivable (1)	$234,836	$234,836
Real estate held for sale (2)	56,954	56,954

Total	$291,790	$291,790

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

The following table summarizes total losses relating to assets (classified as Level 3) held at the reporting periods.

	Location of Loss Recognized in	Quarters Ended March 31,
(In thousands)	the Statement of Operations	2012	2011
Loans receivable	Provision for loan and lease losses	$(14,443)	$(2,622)
Real estate held for sale	Other real estate owned expenses	$(9,691)	$4,548

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of March 31, 2012 and December 31, 2011. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$282,019	$282,019	$308,811	$308,811
Restricted cash	14,906	14,906	180,435	180,435
Securities held for trading	42,856	42,856	44,803	44,803
Securities available for sale	611,683	611,683	483,189	483,189
Loans held for sale (1)	338,486	347,110	318,271	326,703
Loans receivable	5,849,991	5,827,515	5,820,374	5,667,760
Servicing assets	112,006	112,006	112,303	112,303
Financial liabilities:
Deposits	$4,560,457	$4,615,346	$4,394,716	$4,425,081
Securities sold under agreements to repurchase	442,300	454,016	442,300	455,452
Advances from FHLB	1,165,463	1,242,876	1,241,583	1,324,630
Loans payable	280,961	280,961	285,905	285,905
Notes payable	505,204	478,360	506,766	476,294
Derivatives (2)	1,511	1,511	2,126	2,126

(1)	Includes $185.8 million and $168.5 million for March 31, 2012 and December 31, 2011, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.
(2)

Includes approximately $41,000 and $0.2 million of derivatives held for trading purposes and $1.4 million and $1.9 million of derivatives held for purposes other than trading, for March 31, 2012 and December 31, 2011, respectively, as part of accrued expenses and other liabilities in the consolidated statement of financial condition.

27. Derivatives

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

As of March 31, 2012 and December 31, 2011, the Company had the following derivative financial instruments outstanding:

	March 31, 2012			December 31, 2011
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$50,000	$—	$(1,427)	$50,000	$—	$(1,890)
Other Derivatives (non hedges):
Interest rate caps	180,000	—	—	180,000	—	—
Forward contracts	70,000	41	(84)	61,000	204	(236)

Total	$300,000	$41	$(1,511)	$291,000	$204	$(2,126)

Cash Flow Hedges

As of both March 31, 2012 and December 31, 2011, the Company had $50.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between October 2012 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the quarters ended March 31, 2012 and 2011, the Company did not recognize ineffectiveness for the interest rate swaps designated as cash flow hedges. As of March 31, 2012 and 2011, accumulated other comprehensive income included unrealized losses on cash flow hedges of $0.4 million and $2.5 million, respectively, of which the Company expects to reclassify approximately $0.3 million and $2.8 million, respectively, against earnings during the next twelve months.

As of both March 31, 2012 and December 31, 2011, Doral Financial’s interest rate swaps had weighted average receive rates of 0.26% and weighted average pay rates of 4.62%.

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the periods indicated.

	Quarter ended March 31, 2012
(Dollars in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operatons
Cash flow Hedges
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(1,427)	$463	$(524)

	Quarter ended March 31, 2011
(Dollars in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges
Interest rate swaps	Interest expense – Advances from FHLB	$74,000	$(3,946)	$732	$(764)

Trading and Non-Hedging Activities

The following table presents the Company’s derivative positions and their respective net gains (losses) for the quarters ended March 31, 2012 and 2011, respectively, and their different designations:

	Location of Gain (Loss) Recognized in	March 31, 2012
(Dollars in thousands)	the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain for the Quarter
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading activities	$180,000	$—	$—
Forward contracts	Net gain (loss) on trading activities	70,000	(43)	190

		$250,000	$(43)	$190

	Location of Gain (Loss) Recognized in	March 31, 2011
(Dollars in thousands)	the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Loss for the Quarter
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading activities	$210,000	$3	$(10)
Forward contracts	Net gain (loss) on trading activities	55,000	110	(626)

		$265,000	$113	$(636)

Doral Financial held $250.0 million and $241.0 million in notional value of derivatives not designated as hedges at March 31, 2012 and December 31, 2011, respectively.

The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As both March 31, 2012 and December 31, 2011, the Company had outstanding interest rate caps with a notional amount of $180.0 million.

The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSR. At both March 31, 2012 and 2011, the Company had a notional amount of $25.0 million on forward contracts used to create an economic hedge on its MSR. As of March 31, 2012 and 2011, the Company had a notional amount of $45.0 million and $30.0 million, respectively, of forwards hedging its warehousing line. For the quarter ended March 31, 2012, the Company recorded gains of $0.2 million on forward contracts which included gains of $0.1 million related to the economic hedge on the MSR. For the quarter ended March 31, 2011, the Company recorded losses of $0.6 million on forward contracts which included losses of $0.5 million related to the economic hedge on the MSR.

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

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at March 31, 2012 and December 31, 2011 was not considered material.

28. Variable Interest Entities

A VIE is an entity that by design possesses the following characteristics: (a) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of equity investment at risk do not possess: i) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; or ii) the obligation to absorb expected losses or the right to receive the expected residual returns of the entity; or (c) symmetry between voting rights and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights (e.g., structures with no substantive voting rights).

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

Servicing Assets: In the ordinary course of business, the Company transfers financial assets (whole loan sales/securitizations) in which it has retained the right to service the assets. The servicing portfolio was considered a potential source of variable interest and was analyzed to determine if any VIEs required consolidation. The servicing portfolio was grouped into three segments: (i) government sponsored entities (“GSEs”), (ii) governmental agencies and (iii) private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by this guidance. The Company determined that its involvement with these entities is in the ordinary course of business and that it met the criteria established to consider the servicing activities as those of a service provider (fiduciary in nature) rather than a decision-maker, were met.

Investment Securities: The Company analyzed its investment portfolio and determined that it had several residual interests in Non Agency CMOs that required full analysis to determine the primary beneficiary. For trading assets and insignificant residual interests as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary since it does not have power over the significant activities of the entity. For two residual interests in Non Agency CMOs where the Company is also the servicer of the underlying assets it was determined that due to: (i) the unilateral ability of the issuers to remove the Company from its role as servicer, for loans more than 90 days past due; (ii) the issuer’s rights to object to commencement of the foreclosure procedures; and (iii) the requirement for issuer authorization of the sales price of all foreclosed property; the Company did not have power over the significant activities of the entity and therefore consolidation was not appropriate.

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

Special Purpose Entities (SPE): The Company is involved with two SPEs. These SPEs are deemed to be VIEs:

Assets sold—During 2010, the Company sold an asset portfolio to a third party consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which has a 10-year maturity and a fixed interest rate of 8.0% per annum and permits interest capitalization for the first 18 months. This financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets. As of March 31, 2012, the carrying amount of the note receivable was $96.9 million and is classified in loans receivable in the Consolidated Statement of Financial Condition.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10- year maturity and a fixed interest rate of 8% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties. As of March 31, 2012, the carrying amount of the line of credit is $7.2 million and is classified as loan receivable in the Consolidated Statement of Financial Condition.

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

Doral CLO I, Ltd—During the third quarter of 2010, the Company, through one of its subsidiaries, Doral Money, entered into a Collateralized Loan Obligation (“CLO”) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd (“Doral CLO I”). Doral CLO I is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Doral CLO I is consolidated with the Company in these financial statements.

A CLO is a securitization where a SPE purchases a pool of assets consisting of loans and issues multiple tranches of equity or notes to investors. Typically, the asset manager has the power over the significant decisions of the VIE through its discretion to manage the assets of the CLO.

Doral CLO I. is a VIE because it does not have sufficient equity investment at risk and the subordinated notes provide additional financial support to the structure. Management has determined that the Company is the primary beneficiary of Doral CLO I because it has a variable interest in Doral CLO I through both its collateral manager fee and its obligation to absorb potentially significant losses and the right to receive potentially significant benefits of the CLO through the subordinated securities held. The most significant activities of Doral CLO I are those associated with managing the collateral obligations on a day-to-day basis and, as collateral manager, the Company controls the significant activities of the VIE.

The classifications of assets and liabilities on the Company’s consolidated statements of financial condition associated with the consolidated VIE’s follow:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Carrying amount
Cash	$13,137	$21,341
Loans receivable	442,087	432,180
Allowance for loan and lease losses	(2,143)	(1,686)
Other assets	8,362	8,621

Total assets	461,443	460,456
Notes payable (third party liability)	249,845	249,840
Other liabilities	1,250	1,806

Total liabilities	251,095	251,646

Net assets	$210,348	$208,810

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Carrying amount
Servicing assets	$13,206	$13,584
Available for sale securities:
Non Agency CMO	1,852	6,935
Loans receivable:
Construction and land (3)(4)	325,023	342,496
Maximum exposure to loss(1)
Servicing assets	$13,206	$13,584
Available for sale securities:
Non Agency CMO(2)	1,852	6,935
Loans receivable:
Construction and land (3)(4)	325,023	342,496

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

(3)	Does not include construction spot loans and construction development loans to non-developers.
(4)	Net of ALLL of $37.9 million and $17.7 million as of March 31, 2012 and December 31, 2011, respectively.

29. Segment Information

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

The Company operates in the following four reportable segments:

•

Puerto Rico – This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a branch network in Puerto Rico of 27 branches offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

•

United States – This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States which operates two branches in New York and five branches in Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.

•

Liquidating Operations – This segment manages the Company’s liquidating portfolios comprised primarily of construction and land portfolios (loans and repossessed assets) with the purpose of maximizing the Company’s returns on these assets. There is no expected growth in the portfolios within this segment except as part of a workout function.

•

Treasury – The Company’s treasury segment handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies described in the Company’s notes to the consolidated financial statements included in the 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2012.

The following table presents financial information of the four reportable segments as of March 31, 2012 and 2011, respectively.

	Quarter ended March 31, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$37,899	$21,130	$(10,946)	$4,010	$—	$—	$52,093
Intersegment net interest (loss) income	(7,074)	(1,707)	10,399	(1,618)	—	—	—
Total net interest income (loss)	30,825	19,423	(547)	2,392	—	—	52,093
Provision for loan and lease losses	87,252	1,367	—	26,562	—	—	115,181
Non-interest income (loss)	20,285	868	(4,573)	—	—	—	16,580
Depreciation and amortization	2,895	346	—	1	9	—	3,251
Non-interest expense	39,482	7,060	3,345	6,825	3,549	—	60,261
Net (loss) income before income taxes	(78,519)	11,518	(8,465)	(30,996)	(3,558)	—	(110,020)
Identifiable assets	6,016,572	1,837,531	3,302,335	626,186	—	(3,690,123)	8,092,501

	Quarter ended March 31, 2011
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$44,960	$11,836	$(16,794)	$3,168	$—	$—	$43,170
Intersegment net interest (loss) income	(15,740)	(948)	20,818	(2,093)	(2,037)	—	—
Total net interest income (loss)	29,220	10,888	4,024	1,075	(2,037)	—	43,170
(Recovery) provision for loan and lease losses	(458)	(396)	—	3,444	—	—	2,590
Non-interest income (loss)	23,514	1,933	3,180	(3)	—	—	28,624
Depreciation and amortization	1,575	163	—	1	1,464	—	3,203
Non-interest expense	27,868	6,341	4,604	5,897	12,871	—	57,581
Net income (loss) before income taxes	23,749	6,713	2,600	(8,270)	(16,372)	—	8,420
Identifiable assets	6,312,526	1,062,209	4,134,467	664,452	215,975	(3,925,533)	8,464,096

30. Subsequent Events

On April 26, 2012, the Company, through its subsidiary, Doral Money, entered into a collateralized loan obligation (“CLO II”) arrangement for up to $400.0 million of largely U.S. mainland based commercial loans that are pledged to collateralize AAA, AA, A, BBB, BB rated notes as well as a non-rated subordinated debt tranche. The company raised approximately $326 million of third-party funding through the placement of its AAA, AA, and single A rated tranches at an average cost of LIBOR plus 183 basis points. All notes are issued by Doral CLO II, Ltd. This entity is a variable interest entity created to hold commercial loans and issue the aforementioned notes. The company has retained the BBB, BB and subordinated notes as of the transaction date and, as such, is entitled to receive the interest on the these notes as well as any excess proceeds attributable to the subordinated, non-rated note after fees and specified charges, as outlined in the indenture agreement. The collateral manager for CLO II is Doral Bank through its Doral Leveraged Asset Management division. Doral CLO II, Ltd will be consolidated with the Company in these consolidated financial statements.

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

•

developments in the regulatory and legal environment for public companies and financial services companies in the United States (including Puerto Rico) as a result of, among other things, the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations adopted and to be adopted thereunder by various federal and state securities and banking regulatory agencies, and the impact of such developments on our business, business practices, capital requirements and costs of operations;

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

•

the risk that the Federal Deposit Insurance Corporation (the “FDIC”) may further increase deposit insurance premiums and/or require special assessments to replenish its insurance fund, causing an additional increase in the Company’s non-interest expense;

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

•

potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2011 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012 as updated from time to time in the Company’s reports filed and to be filed with the SEC; and

•

the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012, as updated from time to time in the Company’s reports filed and to be filed with the SEC.

EXECUTIVE SUMMARY

This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of Doral Financial Corporation and its wholly-owned subsidiaries and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

In addition to the information contained in this Form 10-Q, readers should consider the description of the Company’s business contained in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012. While not all inclusive, Items 1 and 1A of the Form 10-K disclose additional information about the business of the Company, risk factors, many beyond the Company’s control, and further provide discussion of the operating results, financial condition and credit, market and liquidity risks than that which is presented in the narrative and tables included herein.

OVERVIEW OF RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2012 totaled $2.6 million, compared to a net income of $3.3 million for the comparable 2011 period. Doral Financial’s performance for the first quarter of 2012 was primarily due to the income tax benefit from the Closing Agreement with the Commonwealth of Puerto Rico.

The Company’s financial results and condition for the quarter ended March 31, 2012 included the following:

•

Net income attributable to common shareholders for the first quarter of 2012 totaled $189,000, compared to a net income attributable to common shareholders for the corresponding 2011 period of $0.9 million.

•

Net interest income for the first quarter of 2012 was $52.1 million, compared to $43.2 million for the corresponding period in 2011. The increase of $8.9 million in net interest income for 2012, compared to 2011, was due to a decrease of $12.1 million in total interest expense, partially offset by a decrease in total interest income of $3.2 million.

•

The provision for loan and lease losses for the quarter ended March 31, 2012 totaled $115.2 million, an increase of $112.6 million over the $2.6 million provision for the corresponding 2011 period. The $115.2 million provision for loan and lease losses in the first quarter of 2012 resulted primarily from the residential mortgage ($68.9 million), construction and land ($26.6 million), commercial real estate ($19.4 million), and commercial and industrial ($0.6 million) portfolios as the Company received newly updated valuations of real estate securing its delinquent loans, incorporated the findings of the recently completed third party real estate market analysis into cash flow models and impairment calculations, and adopted a more conservative outlook as to future loan performance reflective of the uncertain economic and regulatory environments.

•

Non-interest income for the first quarter of 2012 was $16.6 million, a decrease of $12.0 million compared to non-interest income of $28.6 million for the corresponding 2011 period. The negative variance in non-interest income for the first quarter of 2012, compared to the same period in 2011, resulted largely from the $6.4 million other-than-temporary impairment loss and a $3.5 million decrease in mortgage loan servicing income as the serviced portfolio has decreased by approximately $330.7 million.

•

Non-interest expense for the first quarter of 2012 was $63.5 million, compared to $60.8 million for the corresponding period in 2011. The $2.7 million increase in non-interest expenses for the first quarter of 2012 compared to the same period in 2011, was due largely to professional services expenses of $2.4 million, and an increase of $1.8 million in OREO related expenses, partially offset by an aggregate decrease in $1.3 million in the remaining expenses.

•

An income tax benefit of $112.6 million for the first quarter of 2012, compared to an income tax expense of $5.1 million for the corresponding period in 2011. The positive variance in taxes resulted from a new Closing Agreement with the Commonwealth of Puerto Rico in which the Commonwealth recognized a prepayment of income taxes of approximately $225.7 million from Doral related to the past overpayment of taxes and released the related valuation allowance.

•

Doral Financial’s loan production for the first quarter of 2012 was $481.8 million, compared to $350.1 million for the comparable 2011 period, an increase of approximately 37.6%. The production increase resulted mainly from the U.S. commercial loans production.

•

Assets as of March 31, 2012 totaled $8.1 billion compared to $8.0 billion as of December 31, 2011, an increase of $149.0 million. The increase is mainly due to the release of the valuation allowance associated with the deferred tax asset that was derecognized and recorded as a receivable from the Commonwealth of Puerto Rico.

•

Total deposits of $4.6 billion increased $165.7 million, or 3.8%, from deposits of $4.4 billion as of December 31, 2011. The year-to-date deposit positive variance resulted from growth in both the brokered and retail deposits. The retail deposits growth is mainly attributable to the U.S. branch operations in New York and Florida.

•

Non-performing loans (“NPLs”), excluding FHA/VA loans guaranteed by the US government, as of March 31, 2012 were $713.7 million, an increase of $144.1 million from December 31, 2011. The increase in NPLs during the first quarter of 2012 resulted largely from the classification of certain performing residential mortgage TDR loans as Doral adopted a conservative stance reflective of the uncertain current economic and regulatory environments.

Table A

Selected Financial Data

	Quarters ended
	March 31,
(In thousands, except for share data)	2012	2011
Selected Income Statement Data:
Interest income	$90,841	$93,991
Interest expense	38,748	50,821

Net interest income	52,093	43,170
Provision for loan and lease losses	115,181	2,590

Net interest (loss) income after provision for loan and lease losses	(63,088)	40,580
Non-interest income	16,580	28,624
Non-interest expenses	63,512	60,784

(Loss) income before income taxes	(110,020)	8,420
Income tax (benefit) expense	(112,624)	5,096

Net income	$2,604	$3,324

Net income attributable to common shareholders	$189	$909

Net income per common share(1)	$—	$0.01

Accrued dividends, preferred stock	$2,415	$2,415
Preferred stock exchange premium, net	$—	$—
Book value per common share	$3.82	$4.00
Preferred shares outstanding at end of period	5,811,391	5,811,391
Weighted average common shares outstanding	128,394,657	127,293,756
Common shares outstanding at end of period	128,462,423	127,293,756

Selected Balance Sheet Data at Period End:
Cash and cash equivalents	$296,925	486,525
Total investment securities	720,599	$1,461,392
Total loans, net(2)	6,188,477	5,724,271
Allowance for loan and lease losses	166,790	120,204
Servicing assets, net	112,006	116,299
Total assets	8,092,501	8,464,096
Deposits	4,560,457	4,500,693
Total borrowings	2,393,928	2,853,274
Total liabilities	7,250,150	7,603,391
Preferred equity	352,082	352,082
Common equity	490,269	508,623
Total stockholders’ equity	842,351	860,705

Selected Average Balance Sheet Data for Period End: (3)
Total investment securities	$611,664	$1,588,310
Total loans(2)	6,291,944	5,865,592
Total interest-earning assets	7,351,252	7,851,951
Total assets	8,090,891	8,530,595
Deposits	4,457,794	4,541,901
Total borrowings	2,460,696	2,848,369
Total interest-bearing liabilities	6,639,738	7,115,169
Preferred equity	352,082	352,082
Common equity	499,163	507,730
Total stockholders’ equity	851,245	859,812

Operating Data:
Loan production	$481,757	$350,091
Loan servicing portfolio (4)	7,804,174	8,135,127
Selected Financial Ratios:
Performance:
Net interest margin	2.85%	2.23%
Return on average assets	0.03%	0.16%
Return on average common equity	0.15%	0.73%
Capital:
Leverage ratio	10.19%	8.87%
Tier 1 risk-based capital ratio	13.22%	13.54%
Total risk-based capital ratio	14.49%	14.80%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	14.66%	13.68%
Total NPAs as percentage of consolidated total assets	11.10%	9.17%
Non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)	12.12%	10.63%
ALLL as a percentage of loans receivable outstanding, at end of period	2.77%	2.17%
ALLL to period-end loans receivables (excluding FHA/VA guaranteed loans and loans on savings deposits)	2.81%	2.24%
ALLL plus partial charge-offs credit related discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	5.52%	3.83%
ALLL to non-performing loans (excluding NPLs held for sale)	23.43%	21.18%
ALLL plus partial charge-offs and deferred fees, net to non-performing loans (excluding NPLs held for sale)	41.46%	36.09%
ALLL to net charge-offs on an annualized basis	81.31%	490.88%
Provision for loan and lease losses to net charge-offs	225.85%	42.89%

Net charge-off’s to average loan receivable outstanding	3.43%	0.47%
Recoveries to charge-offs	0.88%	6.15%
Other ratios:
Average common equity to average assets	6.17%	5.95%
Average total equity to average assets	10.52%	10.08%
Tier 1 common equity to risk-weighted assets	7.56%	7.15%

(1)	For the quarters ended March 31, 2012 and 2011, net income per common share represents the basic and diluted income per common share, respectively.
(2)	Includes loans held for sale.
(3)	Average balances are computed on a daily basis.
(4)

Represents the total portfolio of loans serviced for third parties. Excludes $4.0 billion and $4.2 billion of mortgage loans owned by Doral Financial at March 31, 2012 and March 31, 2011, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of March 31, 2012. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” of Financial Conditions and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, please refer to Note 2 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

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

Net interest income for the quarters ended March 31, 2012 and 2011 was $52.1 million and $43.2 million, respectively.

First Quarter 2012 vs. First Quarter 2011—Total interest income for the quarter ended March 31, 2012 totaled $90.8 million, compared to $94.0 million for the corresponding 2011 period, a decrease of $3.2 million. The decrease in total interest income for the first quarter of 2012, compared to the corresponding period in 2011, was the result of a $7.6 million decrease in mortgage backed securities interest income as Doral sold a significant amount of available for sale mortgage backed securities in 2011 as the balance sheet was strategically reduced or the securities were replaced over time with increased commercial loans. The average balance of mortgage backed securities decreased $976.6 million since March 31, 2011. This decrease was partially offset by a $4.6 million increase in total commercial loans interest income as the average balance of the commercial and industrial loan portfolio increased from $651.2 million as of March 31, 2011 to $1.3 billion as of March 31, 2012.

Total interest expense for the quarter ended March 31, 2012 totaled $38.7 million, compared to $50.8 million for the corresponding 2011 period, a decrease of $12.1 million. The decrease in total interest expense for the first quarter of 2012, compared to the corresponding period in 2011, was the result of a $9.5 million decrease in deposits interest expense as Doral replaced longer term high cost deposits by renewing for like terms at lower rates, and also due to Doral’s aggressive lowering of deposit rates in 2012 and 2011, and a $6.3 million decrease in interest expense on securities sold under agreements to repurchase as the outstanding balance of securities sold under agreements to repurchase declined $734.5 million as Doral sold securities and paid off related repurchase agreements. These two decreases were partially offset by a $3.8 million increase in interest expense on advances from FHLB as Doral restructured its liabilities, replacing certain repurchase agreements with the FHLB with FHLB advances.

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

Table B

Average Balance Sheet and Summary of Net Interest Income

	Quarters ended March 31,
	2012			2011
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential (1)	$3,684,624	$49,379	5.36%	$4,007,381	$54,232	5.41%
Consumer	38,838	1,778	18.41%	55,627	1,905	13.89%

	3,723,462	51,157	5.53%	4,063,008	56,137	5.60%
Commercial:
Commercial real estate	904,941	11,328	5.03%	692,062	8,268	4.84%
Commercial and industrial	1,272,879	17,873	5.65%	651,230	10,711	6.67%
Construction and land	390,662	4,281	4.41%	459,292	4,949	4.37%

Total loans (2)	6,291,944	84,639	5.41%	5,865,592	80,065	5.54%
Mortgage-backed and investment securities	568,125	3,595	2.55%	1,544,768	11,155	2.93%
Interest-only strips	43,539	1,473	13.61%	43,542	1,470	13.69%
Other interest-earning assets	447,644	1,134	1.02%	398,049	1,301	1.33%

Total interest-earning assets/interest income	7,351,252	$90,841	4.97%	7,851,951	$93,991	4.85%

Total non-interest-earning assets	739,639			678,644

Total assets	$8,090,891			$8,530,595

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$1,977,026	$4,921	1.00%	$1,954,571	$7,845	1.63%
Brokered deposits	2,202,016	12,433	2.27%	2,312,229	19,054	3.34%

	4,179,042	17,354	1.67%	4,266,800	26,899	2.56%
Repurchase agreements	442,355	2,850	2.59%	1,176,800	9,120	3.14%
Advances from FHLB	1,228,596	10,381	3.40%	856,538	6,608	3.13%
Loans payable	283,791	1,593	2.26%	301,640	1,542	2.07%
Notes payable	505,954	6,570	5.19%	513,391	6,652	5.18%

Total interest-bearing liabilities/interest expense	6,639,738	$38,748	2.35%	7,115,169	$50,821	2.90%

Non-interest bearing deposits	278,752			275,101
Other non-interest-bearing liabilities	321,156			280,513

Total non-interest-bearing liabilities	599,908			555,614

Total liabilities	7,239,646			7,670,783
Stockholders’ equity	851,245			859,812

Total liabilities and stockholders’ equity	$8,090,891			$8,530,595

Net interest-earning assets	$711,514			$736,782

Net interest income on a non-taxable equivalent basis		$52,093			$43,170

Interest rate spread (3)			2.62%			1.95%
Interest rate margin (4)			2.85%			2.23%
Net interest-earning assets ratio (5)			110.72%			110.36%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $71,000 and $56,000 for the first quarter of 2012 and 2011, respectively, of income from prepayment penalties related to the Company’s loan portfolio.
(3)	Interest rate spreads represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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

Table C

Net Interest Income Variance Analysis

	Quarter ended March 31,
	2012 Compared to 2011
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans	$6,372	$(1,798)	$4,574
Mortgage-backed and investment securities	(6,361)	(1,199)	(7,560)
Interest-only strips	—	3	3
Other interest-earning assets	159	(326)	(167)

Total Interest Income Variance	$170	$(3,320)	$(3,150)
Interest Expense Variance
Deposits	$(533)	$(9,012)	$(9,545)
Repurchase agreements	(4,896)	(1,374)	(6,270)
Advances from FHLB	3,148	625	3,773
Loans payable	(94)	145	51
Notes payable	(95)	13	(82)

Total Interest Expense Variance	$(2,470)	$(9,603)	$(12,073)

Net Interest Income Variance	$2,640	$6,283	$8,923

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

During the first quarter of 2012, management undertook an effort to review the assumptions and modeling underlying its allowance for loan and lease losses estimate and align the Company’s estimate and calculation more closely with those assumptions and calculation advocated by its regulators. The resulting changes in estimates are reflected in the first quarter of 2012 allowance for loan and lease losses. Doral recorded a provision for loan and leases losses of $115.2 million during the first quarter of 2012, and recorded charge-offs totaling $51.5 million, increasing the ALLL to $166.8 million as of March 31, 2012. Significant provisions were made in the first quarter of 2012 for residential mortgage loans, construction and land loans, and commercial real estate, generally for credit exposure in Puerto Rico, as discussed below:

•

Residential Mortgages – The provision for loan and lease losses during the first quarter of 2012 totaled $68.9 million, compared to $0.8 million in the first quarter of 2011. The 2012 first quarter provision consisted of $7.7 million from new and longer term delinquencies, and $61.2 million from adopting a more conservative outlook reflective of the uncertain current economic and regulatory environments. Specifically, Doral increased its estimate of delinquent residential mortgage loans moving to recovery through foreclosure or short sale ($9.9 million), adjusted factors considered in estimating the expected loss ($8.9 million), increased the estimate of cumulative re-defaults of modified loans ($7.7 million), decreased the estimated rate at which modified loans will be expected to perform in the future ($2.7 million), and increased the probability of a performing loan defaulting ($3.0 million) when calculating the ALLL. Also, Doral charged-off the full principal balance of all loans over 5 years or more past due, rather than charge the balance down to the estimated net realizable value, which resulted in a provision of $22.6 million.

•

Construction and Land – The provision for loan and lease losses during the first quarter of 2012 totaled $26.4 million, compared to $7.2 million in the first quarter of 2011. The provision includes $7.3 million in reserves recorded in anticipation of receiving appraisals on land as a result of the receipt of a land survey study that will impact the valuation of impaired loans, particularly land loans. It also includes $3.3 million in adjustments to the Company’s Collateral Price Index (CPI) and $2.5 million to reflect new valuations received during the first quarter of 2012. In addition, management decided to recognize provisions of $11.7 million from adopting new valuations of specific properties and recoverability of certain claims, and $1.8 million considering new delinquent loans and adjustments to estimated default rates and severities.

•

Commercial Real Estate – The provision for loan and lease losses during the first quarter of 2012 totaled $17.6 million, compared to a $0.1 million recovery in first quarter of 2011. The provision includes $6.9 million from adopting new views regarding property values, $3.8 million from estimated decreases in collateral values of non-performing loans without a recent third party valuation, $1.8 to reflect new collateral valuations received in the quarter, and $2.6 million considering new delinquent loans and adjustments to estimated default rates and severities. The provision also includes $3.0 million in reserves for estimated decreases in value of collateral to be obtained in appraisals expected to be completed during the second and third quarters of 2012 reflecting declines in value as of the financial statement date and $1.2 million from adopting new valuations of specific properties.

Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

Table D

NON-INTEREST INCOME

	Quarters ended
	March 31,
(Dollars in thousands)	2012	2011	Variance
Net other-than-temporary impairment losses	$(6,396)	$—	$(6,396)
Net gain on loans securitized and sold and capitalization of mortgage servicing	6,204	5,542	662
Mortgage loan servicing income (net of mark-to-market adjustments):
Servicing fees	6,448	7,019	(571)
Late charges	1,907	1,767	140
Prepayment penalties	48	644	(596)
Other servicing fees	183	159	24
Interest loss on serial notes and others	(794)	(549)	(245)
Mark-to-market adjustment of servicing assets	(2,380)	(140)	(2,240)

Total mortgage loan servicing income (net of mark-to-market adjustments)	5,412	8,900	(3,488)
Net gain (loss) on trading assets and derivatives:
Gain (loss) on IO valuation	95	(451)	546
Gain (loss) on MSR economic hedge	105	(523)	628
Gain (loss) on hedging derivatives	85	(113)	198

Net gain (loss) on trading assets and derivatives	285	(1,087)	1,372
Commissions, fees and other income:
Retail banking fees	6,261	7,007	(746)
Insurance agency commissions	2,510	2,223	287
Other income	546	3,186	(2,640)

Total commissions, fees and other income	9,317	12,416	(3,099)
Net gain on sale of investment securities available for sale	1,758	2,853	(1,095)

Total non-interest income	$16,580	$28,624	$(12,044)

First Quarter 2012 vs. First Quarter 2011 – Non-interest income of $16.6 million for the first quarter of 2012 decreased by $12.0 million over the first quarter of 2011, primarily due to the following:

•

A $6.4 million net credit loss related to other than temporary impairment losses as the Company’s intention during the first quarter of 2012 was to sell certain mortgage backed and other debt securities. During the first quarter of 2011 there was no impairment recognized.

•

A $3.5 million decrease in mortgage loan servicing income (net of mark-to-market adjustments) due primarily to a $2.4 million loss on the value of the Company’s servicing assets. During the first quarter of 2011, mortgage loans servicing income reflected an improvement in the mark-to-market adjustment of servicing assets.

•	A reduction of $2.6 million in other income as Doral recorded a gain of $2.3 million from the redemption of shares of VISA, Inc. during the first quarter of 2011.

Table E

NON-INTEREST EXPENSE

	Quarters ended
	March 31,
(In thousands)	2012	2011	Variance
Compensation and benefits	$17,894	$18,293	$(399)
Professional services	11,010	8,637	2,373
Occupancy expenses	4,499	4,340	159
Communication expenses	3,654	4,004	(350)
FDIC insurance expense	3,260	4,356	(1,096)
Depreciation and amortization	3,251	3,203	48
Taxes, other than payroll and income taxes	2,615	2,876	(261)
Electronic data processing expenses	3,533	3,275	258
Corporate insurance	1,608	1,570	38
Advertising	1,640	998	642
Office expenses	1,380	990	390
Other	3,147	3,914	(767)

	57,491	56,456	1,035
Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	2,218	2,365	(147)
Other real estate owned expenses	3,803	1,963	1,840

	6,021	4,328	1,693

Total non-interest expense	$63,512	$60,784	$2,728

First Quarter 2012 vs. First Quarter 2011 – Non-interest expense of $63.5 million for the first quarter of 2012 increased by $2.7 million compared the first quarter of 2011. Significant variances in non-interest expense for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 were as follows:

•

Professional services increased $2.4 million mainly due to approximately $1.0 million in non-recurring service costs incurred in certain internal investigations made under the supervision of the Company’s Board of Directors. Other items leading to the increase were an increase of $0.8 million related to the management of the large commercial and construction and land portfolios, and a $0.4 million increase in security and transportation services for the Company’s top management team.

•	Other real estate owned expenses increased $1.8 million mainly due to valuation adjustments upon receipt of recent appraisals on the OREO portfolio.

•

These preceding two cost increases were partially offset by a $1.1 million decrease in the FDIC insurance expense due to a lower base and a change in the method of computing the deposit insurance assessment as prescribed by the regulator.

INCOME TAXES

On January 31, 2011, the Governor of Puerto Rico signed into law the 2011 Code. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014. Notwithstanding, a corporation may elect to remain subject to the 1994 Code for 2011 and the next four succeeding years, if it so elects by the time it files its income tax return for 2011. The Company is currently evaluating the impact of the tax reform on its results of operations including the election to remain subject to the 1994 Code through 2015. Nevertheless, the Company recorded its DTA expected to reverse after 2015 at the 30.0% tax rate required for all taxable earnings beginning in 2016 which is the latest year that it would be required to convert to the 2011 Code. Puerto Rico DTA subject to the maximum statutory tax rate and expected to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.0% tax rate pursuant to the 1994 Code. Upon determination of which alternative treatment will be followed the Company will adjust its DTA for any required tax rate change, if applicable. Adoption of the 2011 Code would represent an additional deferred tax expense of $0.6 million as of March 31, 2012.

For the three months ended March 31, 2012, Doral Financial recognized income tax benefit of $112.6 million, compared to an income tax expense of $5.1 million for the comparable period in 2011. The components of income tax expense are summarized below:

Table F - Income Tax Expense (Benefit)

	Quarters Ended
	March 31,
(Dollars in thousands)	2012	2011
Current income tax expense—United States	$1,839	$2,373
Deferred income tax (benefit) expense:
Puerto Rico	(113,895)	2,670
United States	(568)	53

Total deferred income tax (benefit) expense	(114,463)	2,723

Total income tax (benefit) expense	$(112,624)	$5,096

The current income tax expense of $1.8 million for the quarter ended March 31, 2012 was related to the growth of the U.S. Operations and the branch level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax benefit of $114.5 million for the quarter ended March 31, 2012 resulted mainly from the $112.0 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a new Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax.

Refer to Note 21 of the accompanying financial statements for additional information related to the Company’s income taxes.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $27.1 million and $13.5 million for the quarters ended March 31, 2012 and 2011, respectively.

The following tables set forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table G

Loan Production

	Quarters ended March 31,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	Total
FHA/VA mortgage loans	$61,379	$—	$61,379	$49,422	$—	$49,422
Conventional conforming mortgage loans	65,871	—	65,871	37,583	—	37,583
Conventional non-conforming mortgage loans	14,553	—	14,553	39,745	—	39,745
Construction development loans	—	8,417	8,417	—	3,600	3,600
Disbursement under existing construction development loans	3,356	—	3,356	508	1,538	2,046
Commercial real estate	—	149,728	149,728	738	—	738
Commercial loans (1)	—	178,235	178,235	967	215,207	216,174
Consumer loans (1)	218	—	218	783	—	783

Total loans	$145,377	$336,380	$481,757	$129,746	$220,345	$350,091

(1)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

Loan production increased $131.7 million, or 37.6%, for the first quarter of 2012 compared to the corresponding 2011 period. For the quarter ended March 31, 2012, the higher volume was mainly driven by continued growth in the U.S. loan production, mainly from a $149.0 million increase in commercial real estate loans. These increases were partially offset by declines of $38.0 million and $25.2 million in the origination of commercial and industrial loans and conventional non-conforming loans, respectively.

Doral’s loan production for the quarter ended March 31, 2012 includes $127.3 million of interests in loans acquired from the lead financial institutions through syndication.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For quarters ended March 31, 2012 and 2011 refinancing transactions represented approximately 68% and 72%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

Table H

Loan Origination Sources

	Quarters ended March 31
	2012			2011
	PR	US	Total	PR	US	Total
Residential	24%	—%	24%	32%	—%	32%
Wholesale (1)	5%	—%	5%	4%	—%	4%
Housing Developments (2)	1%	2%	3%	—%	1%	1%
Commercial Real Estate	—%	31%	31%	—%	—%	—%
Commercial and Industrial	—%	37%	37%	1%	62%	63%

Total	30%	70%	100%	37%	63%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.
(2)	Includes new construction development loans and the disbursement of existing construction development loans.

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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table I

Loans Serviced For Third Parties

	As of March 31,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2012	2011
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,563,813	$2,410,088
FHLMC/FNMA	2,646,528	2,801,813
Other conventional mortgage loans(1)(2)	2,593,833	2,923,226

Total portfolio serviced for third parties	$7,804,174	$8,135,127

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$7,898,328	$8,208,060
Additions to servicing portfolio	124,498	120,744
Servicing released due to repurchases	(10,292)	(6,258)
MSRs sales	—	—
Run-off (3)	(208,360)	(187,419)

Ending servicing portfolio	$7,804,174	$8,135,127

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	94,473	97,727
Weighted-average interest rate	6.00%	6.16%
Weighted-average remaining maturity (months)	236	238
Weighted-average gross servicing fee rate	0.39%	0.41%
Average servicing portfolio (4)	$7,851,251	$8,171,594
Principal prepayments	$108,153	$99,961
Constant prepayment rate	5.22%	4.66%
Average size of loans	$82,607	$83,243
Servicing assets, net	$112,006	$116,299
Mortgage-servicing advances (5)	$58,363	$48,127

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.38%	2.57%
90 days or more past due	5.14%	5.73%

Total delinquencies excluding foreclosures	7.52%	8.30%

Foreclosures pending	4.34%	3.33%

(1)	Excludes $4.0 billion and $4.2 billion of mortgage loans owned by Doral Financial at March 31, 2012 and 2011, respectively.
(2)	Includes portfolios of $105.5 million and $135.8 million at March 31, 2012 and 2011, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.
(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.0 billion and $4.2 billion at March 31, 2012 and 2011, respectively.
(5)	Includes reserves for possible losses on principal and interest advances of $8.0 million and $9.0 million at March 31, 2012 and 2011, respectively.

Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one to four individuals) family residences located in Puerto Rico. At March 31, 2012 and 2011, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $108.2 million and $100.0 million for the three month periods ended March 31, 2012 and 2011, respectively. Total delinquencies excluding foreclosures decreased from 8.30% to 7.52% from March 31, 2011 to March 31, 2012. The pending foreclosures increased from 3.33% to 4.34% from March 31, 2011 to March 31, 2012. The Company does not expect significant losses related to these delinquencies since it has a reserve for losses for loans under recourse agreements and for other non-recourse loans has not experienced significant losses in the past.

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

LIQUIDITY AND CAPITAL RESOURCES

Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations, and operational costs such as employee compensation and rent. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet, and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.

Liquidity of the Holding Company

The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations. The holding company does not fund any lending activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank and Doral Insurance Agency. The existing cease and desist order applicable to the holding company requires prior regulatory approval for the payment of any dividends from Doral Bank to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.

Doral Financial has not paid dividends on the Company’s common stock since April 2006.

During 2009, the Company announced that, in order to preserve capital the Board of Directors approved the suspension of the payment of dividends on all of its outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends is effective and commenced with the dividends for the month of April 2009 for Doral Financial’s noncumulative preferred stock and the dividends for the second quarter of 2009 for Doral Financial’s cumulative preferred stock.

Liquidity is managed at the holding company level that owns the banking and non-banking subsidiaries and at the level of the banking and non-banking subsidiaries.

The following items have impacted the Company’s liquidity, funding activities and strategies during 2012 and 2011:

•	changes in short-term borrowings and deposits in the normal course of business;

•	changes in interest rates on short term and longer term deposits and other funding alternatives;

•	strategic decision to de-lever the Bank;

•	repayment of certain long-term callable certificate of deposits;

•	sales of investment securities;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012; and

•	repurchase of GNMA defaulted loans.

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying consolidated financial statements for further information.

Liquidity of the Banking Subsidiary

Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital position of the Company’s banking subsidiary. Doral Financial’s banking subsidiary relies primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities and other borrowings. In periods previous to March 31, 2012, the banking subsidiary has used as its primary source of liquidity term deposits, notes backed by FHLB letters of credit and auction term funds to depository institutions granted by the Federal Reserve under Term Auction Facility (“TAF”). The banking subsidiary has significant investments in loans and investment securities which, together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiary have not been materially adversely impacted by the current challenging liquidity conditions in the U.S. mortgage and credit markets.

Cash Sources and Uses

Doral Financial’s sources of cash as of March 31, 2012 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sales of loans and investment securities.

Management does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. In addition, the Company’s banking subsidiary maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve, and has a considerable amount of collateral that can be used to raise funds under these facilities.

Doral Financial’s uses of cash as of March 31, 2012 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due, dividend payments related to the preferred stock (which were suspended during the second quarter of 2009), and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowing and the related average interest rates as of March 31, 2012 and December 31, 2011:

Table J

Sources Of Borrowings

	As of March 31, 2012		As of December 31, 2011
	Amount	Average	Amount	Average
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate
Deposits	$4,560,456	1.48%	$4,394,716	1.59%
Repurchase Agreements	442,300	2.55%	442,300	2.55%
Advances from FHLB	1,165,463	3.11%	1,241,583	3.23%
Loans Payable	280,961	2.30%	285,905	2.13%
Notes Payable	505,204	4.72%	506,766	4.73%

As of March 31, 2012, Doral Financial’s banking subsidiary held approximately $4.2 billion in interest-bearing deposits at a weighted-average interest rate of 1.56%. For additional information on the Company’s sources of borrowings please refer to notes 16 to 19 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

In January 2011, the Company entered into an agreement with the FHLB to exchange $555.4 million of its non-callable term advances, reducing the average contractual interest rate on those advances to 1.7% from 4.1%, reducing the effective yield to 2.9% from 4.1%, and extending the average maturities to 3.3 years from 1.2 years. This transaction resulted in a $22.0 million fee paid to the FHLB, which is deferred and amortized over the term of the borrowings.

During the second quarter of 2011 the Company increased its FHLB advances using the proceeds to repay securities sold under agreements to repurchase from the FHLB, reducing contractual interest rates from 4.2% to 1.9%, reducing the average effective interest rate from 4.1% to 3.7%, and extending the average maturity from 2.3 years to 4.0 years. The transaction resulted in a $40.2 million fee paid to the FHLB which is capitalized and amortized as a yield adjustment. The proceeds from the sale were used to repay other repurchase agreements, fund new loans, or were retained as cash.

The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:

Table K

Average Deposit Balance

	Quarter Ended
	March 31, 2012
	Average	Average
(Dollars in thousands)	Balance	Rate
Certificates of deposit	$716,454	1.48%
Brokered deposits	2,202,016	2.29%
Regular passbook savings	397,457	0.54%
NOW and other transaction accounts	412,126	0.53%
Money market accounts	450,989	1.12%

Total interest-bearing	4,179,042	1.68%
Non-interest bearing	278,752	—%

Total deposits	$4,457,794	1.56%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2012:

Table L

Certificates of Deposits Maturities

(Dollars in thousands)	March 31, 2012
Certificates of deposit maturing:
Three months or less	$304,027
Over three through six months	254,446
Over six through twelve months	598,109
Over twelve months	1,331,457

Total	$2,488,039

The amounts in Table L include $2.2 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

Both as of March 31, 2012 and December 31, 2011, Doral Financial’s banking subsidiary had approximately $2.2 billion, respectively, in brokered deposits. Brokered deposits are used by the Company´s banking subsidiary as a source of long-term funds, and Doral Financial’s banking subsidiary has traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered by some a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits.

The Company’s banking subsidiary, as member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of March 31, 2012, Doral Financial’s banking subsidiary had $1.2 billion in outstanding advances from the FHLB at a weighted-average interest rate cost of 3.11%. Refer to Note 18 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.

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

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding the advances during the time the advance is outstanding. For the three month period ended March 31, 2012, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $73.8 million, compared to $67.6 million for the corresponding 2011 period, and $68.3 million for the fourth quarter of 2011. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans was $105.6 million and $109.8 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $14.3 million and $15.7 million, respectively.

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

In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require the Company to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of March 31, 2012, the Company’s maximum recourse exposure with FNMA totaled $503.5 million and required the posting of a minimum of $45.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Please refer to note 23 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.

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

ASSETS AND LIABILITIES

Doral Financial’s total assets were $8.1 billion at March 31, 2012, compared to $8.0 billion at December 31, 2011. Total assets at March 31, 2012, when compared to December 31, 2011 increased mainly due to the release of the valuation allowance associated with the DTA that was derecognized and recorded as a prepaid income tax receivable from the Commonwealth of Puerto Rico.

Total liabilities were $7.3 billion at March 31, 2012, compared to $7.1 billion at December 31, 2011. The $115.1 million increase in total liabilities as of March 31, 2012, when compared to December 31, 2011, was largely due to increases of $165.7 million, or 3.8%, in deposits, and $25.4 million, or 9.6%, in accrued expenses and other liabilities, partially offset by a decrease of $82.6 million, or 3.3% in borrowings. The increase in deposits is the result of the Company’s efforts to increase retail deposits in both Puerto Rico and the U.S. mainland, while the increase in accrued expenses and other liabilities resulted from largely from an increase of $17.3 million in the payable recorded on GNMA defaulted loans over 90 days delinquent. The decrease in borrowings is mostly related to a $81.0 million decrease on advances from the FHLB and a $4.9 million decrease in loans payable related to the amortization of the secured borrowing.

CAPITAL

Doral Financial reported total equity of $842.4 million at March 31, 2012, compared to $840.2 million at December 31, 2011. The Company reported accumulated other comprehensive loss (net of tax) of $0.6 million as of March 31, 2012, compared to other comprehensive loss (net of tax) of $1.2 million as of December 31, 2011.

Regulatory Capital Ratios

As of March 31, 2012, Doral Bank was in compliance with all the applicable regulatory capital requirements as a state non-member bank (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank level.

Set forth below are Doral Financial and Doral Bank’s regulatory capital ratios as of March 31, 2012 and December 31, 2011, based on existing Federal Reserve and FDIC guidelines.

Table M

Regulatory Capital Ratios

	As of March 31, 2012
	Doral	Doral
	Financial	Bank
Total Capital Ratio (Total capital to risk-weighted assets)	14.5%	13.4%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.2%	12.1%
Tier 1 Leverage Ratio (1)	10.2%	8.3%

	As of December 31, 2011
	Doral	Doral
	Financial	Bank
Total Capital Ratio (Total capital to risk-weighted assets)	13.4%	14.3%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	12.2%	13.0%
Tier 1 Leverage Ratio (1)	9.1%	8.6%

(1)	Tier 1 capital to average assets

As of March 31, 2012, Doral Financial exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action plan regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. The thresholds for a well-capitalized institution as prescribed by the FDIC’s regulation are, a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and the institution must not be subject to any written agreement or directive to meet a higher specific capital ratio.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on the Company.

On March 17, 2006, the Company entered into a consent order with the Federal Reserve. Pursuant to the requirements of the existing cease and desist order, the Company submitted a capital plan to the Federal Reserve in which it has agreed to maintain minimum leverage ratio of at least 5.5% and 6.0% for Doral Financial and Doral Bank, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. For a detailed description of this order, please refer to Part I, Item 3. Legal Proceedings, in the Company’s 2011 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012.

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

As of March 31, 2012 and December 31, 2011, Doral Mortgage maintained $32.8 million and $31.0 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

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

Approximately 9.5% and 8.0% of the Company total assets at March 31, 2012 and December 31, 2011, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 26.5% and 31.2% of these financial instruments at March 31, 2012 and December 31, 2011, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.

Refer to note 26 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the three month periods ended March 31, 2012 and 2011, repurchases amounted to approximately $2.1 million and $149,000, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of March 31, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans amounted to $105.6 million and $109.8 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2012 and December 31, 2011, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $665.9 million and $687.5 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $602.1 million and $619.7 million, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities” in the Company’s consolidated financial statements. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the quarter ended March 31, 2012, the Company repurchased at fair value $3.7 million pursuant to recourse provisions, compared to $4.4 million for the corresponding period of 2011.

Doral Financial reserves for its exposure to recourse totaled $8.9 million and $11.0 million as of March 31, 2012 and December 31, 2011, respectively, and the reserve for other credit-enhanced transactions explained above amounted $8.0 million and $7.9 million as of March 31, 2012 and December 31, 2011, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the Statement of Financial Condition, for the period shown:

Table N

Recourse Liability Activity

Quarter ended
(In thousands)	March 31, 2012
Balance at beginning of period	$10,977
Net charge-offs / termination	(1,137)
Release from recourse liability	(974)

Balance at end of period	$8,866

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2012.

Table O

Contractual Obligations

	Payment Due By Period
		Less Than			After
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Deposits	$4,560,457	$3,193,396	$1,047,988	$316,457	$2,616
Repurchase agreements(1)(2)	442,300	352,800	79,500	10,000	—
Advances from FHLB (1)	1,165,463	246,212	568,956	350,295	—
Loans payable (3)	280,961	28,398	55,176	47,005	150,382
Notes payable (4)	505,204	38,298	8,573	102,453	355,880
Other liabilities	133,429	133,429	—	—	—
Non-cancelable operating leases	59,722	6,657	12,798	12,716	27,551

Total Contractual Cash Obligations	$7,147,536	$3,999,190	$1,772,991	$838,926	$536,429

(1)	Amounts included in the table above do not include interest.
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

(3)

Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 8.0% to estimate the repayments.

(4)	Includes a note payable due to a local financial institution collateralized by IOs. This note is not subject to scheduled re-payments but instead, is subject to amortization of the underlying IOs.

Table P

Other Commercial Commitments (1)

	Amount of Commitment Expiration Per Period
	Total
	Amount	Less Than			After
(In thousands)	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to extend credit	$224,687	$80,891	$74,102	$25,528	$44,166
Commitments to sell loans	133,359	133,359	—	—	—
Commercial and financial standby letters of credit	1,225	1,225	—	—	—
Maximum contractual recourse exposure	602,113	—	—	—	602,113

Total	$961,384	$215,475	$74,102	$25,528	$646,279

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.

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

As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) MVE sensitivity; (iii) effective duration of equity; and (iv) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -300 bps, -200 bps, -100 bps, +100 bps, +200 bps, and +300 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches, however management continues to emphasize risk management and controls based on net interest income and MVE sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:

•

Net Interest Income Sensitivity. Refers to the relationship between market interest rates and net interest income due to the maturity mismatches and repricing characteristics of Doral Financial’s interest-earning assets, interest-bearing liabilities and off-balance sheet positions. To measure net interest income exposure to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques allow for the forecasting of net interest income and expense under various rate scenarios for the measurement of interest rate risk exposures of Doral Financial. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and as such, serves as a measure of short to medium term earnings risk. The basic underlying assumptions used in net interest income simulations are: (i) the Company maintains a static balance sheet; (ii) full reinvestment of funds in similar product/instruments with similar maturity and repricing characteristics; (iii) spread is constant; (iv) prepayment rates on mortgages and mortgage related securities are modeled using multi-factor prepayment model; (v) non-maturity deposit decay and price elasticity assumptions are incorporated, and (vi) evaluation of embedded options is also taken into consideration. To complement and broaden the analysis of earnings at risk the Company also performs earning simulations for longer time horizons.

•

MVE Sensitivity. Used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. Doral Financial uses value simulation techniques for all financial components of the consolidated statement of financial condition. Valuation techniques include static cash flows analyses, stochastic models to qualify value of embedded options and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the MVE to changes in interest rates. Duration measures the linear change in MVE caused by changes in interest rates, while, convexity measures the asymmetric changes in MVE caused by changes in interest rates due to the presence of options. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the MVE to changes in interest rates.

•

Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rate changes on Doral Financial’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions.

Interest Rate Risk Management Strategy

Doral Financial’s current interest rate management strategy is implemented by the ALCO and is focused on reducing the volatility of the Company’s earnings and to protect the MVE. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis is placed on balance sheet management.

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

MVE Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has earnings exposure to rising interest rates. The Company measures the market value of all rate sensitive assets, liabilities and off-balance sheet positions; and the difference between assets and liabilities, adjusted by off-balance sheet positions, is termed MVE. The Company measures how the MVE fluctuates with different rate scenarios to measure risk exposure of economic capital or MVE. Management uses duration matching strategies to manage the fluctuations of market value of equity within the long-term targets established by the Board of Directors of the Company.

Duration Risk. Duration is a measure of the impact (in magnitude and direction) of changes on interest rates on the economic value of financial instruments. In order to bring duration measures within the policy thresholds established by the Company, management may use a combination of internal liability management techniques and derivative instruments. Derivatives such as interest rate swaps, Treasury futures, Eurodollar futures and forward contracts may be entered into as part of the Company’s risk management.

Convexity Risk. Convexity is a measure of how much duration changes as interest rates change. For Doral Financial, convexity risk primarily results from mortgage prepayment risk. As part of managing convexity risk management may use a combination of internal balance sheet management instruments or derivatives, such as swaptions, caps, floors, put or call options on interest rate indexes or related fixed income underlying securities (i.e. Eurodollar or Treasury notes).

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

Doral Financial’s Risk Profile

Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors of the Company. Interest rate sensitivity represents the relationship between market interet rates and the net interest income due to existing maturity and repricing imbalances between interest-earning assets and interest-bearing liabilities. Interest rate sensitivity is also defined as the relationship between market interest rates and the economic value of equity (also referred to as “MVE”). The interest risk profile of the Company is measured in the context of net interest income, market value of equity, maturity/repricing gaps and effective duration of equity.

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

The Company measures interest rate risk and has specific targets for various market rate scenarios. General assumptions for the measurement of interest income sensitivity are: (i) rate shifts are parallel and instantaneous throughout all benchmark yield curves and rate indexes; (ii) behavioral assumptions are driven by simulated market rates under each scenario (i.e. prepayments and/or repricing of certain liabilities); (iii) a static balance sheet is assumed with cash flows reinvested at forecasted market rates (i.e. forward curve and/or static spreads) in similar instruments. For net interest income the Company monitors exposures and has established limits for time horizons ranging from one up to three years, although for risk management purposes earning exposures are forecasted for longer time horizons.

The tables below present the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases in interest rates, as of March 31, 2012 and December 31, 2011.

Table Q

Risk Profile

As of March 31, 2012	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(4.7)%	(0.7)%
- 100 BPS	5.7%	(0.7)%

As of December 31, 2011	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(4.8)%	(0.1)%
- 100 BPS	6.0%	1.0%

(1)	Based on 12-month forward change in net interest income.

The net interest income (“NII”) sensitivity measure to a 100 basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (0.1)% to (0.7)% when comparing December 31, 2011 to March 31, 2012.

As of March 31, 2012 the MVE showed lower sensitivity to rising interest rates when compared to December 31, 2011. MVE sensitivity to an increase of 100 basis points in market rates changed from (4.8)% to (4.7)%. The Company continues to actively manage the balance sheet mismatches to maintain the interest rate risk profile in line with targets mainly by the use of on-balance sheet strategies. Overall composition of the Company’s balance sheet was relatively stable between reporting periods which is reflected in relatively unchanged sensitivity measures for NII and MVE.

The following table presents the Company’s investment porfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of March 31, 2012 and December 31, 2011.

Table R

Investment Portfolio Sensitivity

	March 31, 2012	December 31, 2011
(In thousands)	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	For Sale Securities	For Sale Securities
+200	$(31,202)	$(26,652)
+100	(15,991)	(13,677)
Base	—	—
-100	15,735	13,768
-200	26,095	22,784

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

The following table includes the Company’s interest rate caps outstanding as of March 31, 2012.

Table S

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

The following table presents the Company’s interest rate swaps outstanding as of March 31, 2012.

Table T

Interest Rate Swaps

(Dollars in thousands)
Notional Amount	Maturity Date	Pay Fixed Rate	Receive Floating Rate	Fair Value
Cash Flow Hedge
5,000	October, 2012	4.62%	1-month LIBOR plus 0.05%	(125)
45,000	November, 2012	4.62%	1-month LIBOR plus 0.02%	(1,302)

$ 50,000				$(1,427)

Freestanding Derivatives. Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading activities as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $250.0 million and $241.0 million as of March 31, 2012 and December 31, 2011, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.

Derivatives – Hedge Accounting. Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $50.0 million at both March 31, 2012 and December 31, 2011. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.

The following table presents the Company’s derivative positions as of March 31, 2012 and December 31, 2011 and their respective designations.

Table U

Derivatives Positions

	March 31, 2012		December 31, 2011
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Cash Flow Hedges
Interest rate swaps	$50,000	$(1,427)	$50,000	$(1,890)
Other Derivatives
Interest rate caps	180,000	—	180,000	—
Forward contracts	70,000	(43)	61,000	(32)

Total other derivatives	250,000	(43)	241,000	(32)

	$300,000	$(1,470)	$291,000	$(1,922)

The following tables include the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.

Table V

Fair Value Reconciliation

Quarter ended
(In thousands)	March 31, 2012
Fair value of contracts outstanding at the beginning of the period	$(32)
Changes in fair values during the period	(11)

Fair value of contracts outstanding at the end of the period	$(43)

Table W

Sources of Fair Value

	Payment Due by Period
	Maturity			Maturity
(In thousands)	less than	Maturity	Maturity	in excess	Total Fair
As of March 31, 2012	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(43)	$—	$—	$—	$(43)
Prices provided by internal sources	—	—	—	—	—

	$(43)	$—	$—	$—	$(43)

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

Table X

Derivative Counterparty Credit Exposure

(Dollars in thousands)	March 31, 2012
Rating (1)	Number of Counterparties (2)	Notional	Total Exposure at Fair Value (3)	Negative Fair Values	Total Fair Value	Weighted Average Contractual Maturity (in years)
A-	1	50,000	47	(131)	(84)	0.20
A+	1	165,000	—	—	—	0.60
A	2	85,000	41	(1,427)	(1,386)	0.40

Total Derivatives	4	$300,000	$88	$(1,558)	$(1,470)	0.47

(Dollars in thousands)	December 31, 2011
Rating (1)	Number of Counterparties (2)	Notional	Total Exposure at Fair Value (3)	Negative Fair Values	Total Fair Value	Weighted Average Contractual Maturity (in years)
A-	1	$25,000	$—	$(236)	$(236)	0.06
A+	1	165,000	—	—	—	0.85
A	2	101,000	238	(1,924)	(1,686)	0.58

Total Derivatives	4	$291,000	$238	$(2,160)	$(1,922)	0.69

(1)	Based on the S&P Long-Term Issuer Credit Ratings.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net.)

Credit Risk

Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities available for sale refer to Note 8 of the accompanying consolidated financial statements.

Loans receivable are loans that Doral Financial holds for investment purposes and, therefore, the Company is at risk for credit loss over the term of the loans. Because many of the Company’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed down substantially, the Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacities to refinance and increased the Company’s exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. The Company also has a growing portfolio of commercial and construction and land loans, geographically dominated by loans in the New York metropolitan area, and performance of such loans is subject to the strength of the New York City and US economy.

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

The residential mortgage portfolio includes loans that, at some point were repurchased pursuant to recourse obligations and, as a result, have a higher credit risk. Repurchases of delinquent loans from recourse obligations for the first quarter of 2012 were $2.1 million. For the quarter ended March 31, 2012, Doral recorded a release of recourse of $1.0 million due to a reduction of loans subject to recourse with an outstanding principal balance of $65.0 million, which is included within the foreclosure and other credit related expenses in the consolidated statements of operations. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.

Historically, Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the residential housing construction sector has decreased from $148.4 million as of December 31, 2011, to $147.8 million as of March 31, 2012. Management expects that the amount of construction loans will continue to decrease.

Puerto Rico and the Company have both experienced low levels of new home absorption in recent periods due to the recession in Puerto Rico. As a result, in September 2010, the Governor of Puerto Rico signed into law Act No. 132 of 2010 (“Act No. 132”) which established various housing tax and other incentives to stimulate the sale of new and existing housing units. Act No. 115 of July 5, 2011 amended Act No. 132 to extend the expiration of the housing tax and other incentives from June 30, 2011 to October 31, 2011. Act No. 132 was subsequently amended to extend the expiration of the tax and other incentives until December 31, 2012 (subject to certain incentive reductions commencing on July 1, 2012). The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be in effect through December 31, 2012 (with certain incentive reductions commencing on July 1, 2012) and have had a favorable impact in the current economic environment in Puerto Rico. The three month period ended March 31, 2012 reflected lower UPB in land acquisition, development, and construction financing performing loans compared to December 31, 2011.

For the three month period ended March 31, 2012, the commercial real estate portfolio experienced a decrease in late stage delinquency mainly attributed to effective collection and workout practices. Management has taken certain action to improve the commercial real estate portfolio including additional dedicated resources to manage collections and workout for the small commercial portfolio and expanding advisory services to manage the large commercial relationships. In addition, the Company has emphasized in training and servicing system capabilities to facilitate collection processes and prevent performing loans from becoming delinquent. Management has taken certain actions to mitigate the risk in the portfolio, including leveraging the collections and loss-mitigation resources from the residential mortgage area to the small commercial area as well as expanding advisory services of third party providers for the large commercial area in order to work-out delinquent loans and prevent performing loans from becoming delinquent.

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

Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR as defined by current accounting guidance. The programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently (feature discontinued in 2010) or for a period of up to two years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. It is Doral’s intention to make these programs available only to those borrowers who have defaulted, or are likely to default permanently, on their loan and would lose their homes in foreclosure action absent a lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest.

The following table presents the Company’s loans past due 30-89 days for the periods indicated. The table excludes GNMA defaulted loans 30-89 days past due (for which the Company has the option, but not an obligation, to buy back from the pools serviced).

Table Y

Loans past due 30-89 days

	March 31, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$122,237	$93	$122,330	$128,124	$1,023	$129,147
FHA/VA Loans	5,723	—	5,723	5,703	—	5,703
Other consumer	670	—	670	852	—	852

Total past-due consumer	128,630	93	128,723	134,679	1,023	135,702

Commercial
Commercial real estate	55,181	—	55,181	37,494	5,002	42,496
Construction and land	325	—	325	24,863	—	24,863
Commercial and industrial	5,180	—	5,180	3,385	—	3,385

Total past-due commercial	60,686	—	60,686	65,742	5,002	70,744

Total past-due loans(1) (2)	$189,316	$93	$189,409	$200,421	$6,025	$206,446

(1)

In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due, except for residential mortgage loans which are considered 90 days past due when the loan is four payments in arrears.

(2)	Excludes, in 2012, non-accrual loans that are past due 30-89 days amounting to $26.3 million.

The following table sets forth information with respect to the Company’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection or charged-off prior to being placed in non-accrual status.

Table Z

Loans past due 90 days and still accruing

	March 31, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing (1)
Credit cards	$649	$—	$649	$256	$—	$256
Other consumer	862	—	862	946	—	946

Total consumer loans past due 90 days and still accruing	1,511	—	1,511	1,202	—	1,202
Commercial loans past due 90 days and still accruing
Commercial and industrial	745	—	745	1,105	—	1,105

Total loans past due 90 days and still accruing	$2,256	$—	$2,256	$2,307	$—	$2,307

(1)	Excludes FHA/VA guaranteed residential mortgages past due 90 days and still accruing which, due to the nature of their guarantees, present minimal credit risk to the Company.

The following table sets forth information with respect to Doral Financial’s non-performing loans, OREO and other NPAs as of the dates indicated:

Table AA

Non-Performing Assets

	March 31, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$401,722	$38	$401,760	$298,453	$558	$299,011
Other consumer (2)	274	—	274	352	—	352

Total non-performing consumer, excluding FHA/VA	401,996	38	402,034	298,805	558	299,363

Non-performing commercial
Commercial real estate	188,824	—	188,824	168,590	665	169,255
Commercial and industrial	2,634	—	2,634	2,836	—	2,836
Construction and land	115,873	4,382	120,255	93,558	4,589	98,147

Total non-performing loans, excluding FHA/VA	$709,327	$4,420	$713,747	$563,789	$5,812	$569,601

OREO and repossessed units
Residential mortgage	$65,140	$—	$65,140	$60,584	$—	$60,584
Commercial real estate	21,658	—	21,658	20,589	—	20,589
Construction and land	37,793	550	38,343	39,430	550	39,980
Other	2,312	—	2,312	51	—	51

Total OREO and repossessed units	$126,903	$550	$127,453	$120,654	$550	$121,204

Non-performing FHA/VA guaranteed residential(1)(3)(4)	$90,317	$—	$90,317	$59,838	$—	$59,838
Other non-performing assets	—	—	—	5,000	—	5,000

Total non-performing assets (5)	$926,547	$4,970	$931,517	$749,281	$6,362	$755,643

Total NPAs as a percentage of the net loan portfolio, (excluding GNMA defaulted loans) and OREO			14.66%			12.41%
Total NPAs as a percentage of consolidated total assets			11.10%			9.47%
Total NPLs (excluding FHA/VA guaranteed loans) to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			12.12%			9.84%
ALLL to non-performing loans (excluding NPLs held for sale) (5)			23.43%			18.08%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.
(2)	Includes delinquency related to personal, revolving lines of credit and other consumer loans.
(3)

Does not include approximately $40.7 million and $36.4 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of March 31, 2012 and December 31, 2011, respectively.

(4)

FHA/VA loans are considered non-performing loans when the loan is ten payments in arrears since the principal balance of these loans is insured or guaranteed under the applicable FHA/VA program and interest is, in most cases, fully recovered in foreclosure proceedings.

(5)	Excludes FHA and VA claims amounting to $18.2 million and $15.2 million as of March 31, 2012 and December 31, 2011, respectively.

Effective January 1, 2012 Doral changed how it estimates whether a modified performing loan is accounted for. Doral’s non-accrual loans now include loans that are performing but which have been modified to temporarily or permanently reduce the payment amount, and such current monthly payment is 25% or more lower than the payment reduction at reset and either the borrower’s debt service to income ratio exceeds 40% or the property loan-to-value is greater than 80%. Doral believes loans meeting the defined criteria are at greater risk of not being able to meet their contractual obligations in the future and therefore are reported as non-accrual. Adoption of this means of estimating nonaccrual loans increased reported non-performing loans by $140.0 million as of March 31, 2012 and decreased quarter interest income by $1.4 million. Had loans meeting these criteria been reported as non-performing as of December 31, 2011, non-performing loans would have been $188.0 million higher, largely in residential mortgage.

Non-performing loans (excluding FHA/VA loans guaranteed by the US government) as of March 31, 2012 were $713.7 million, an increase of $144.1 million from December 31, 2011. When comparing NPL’s as of March 31, 2012 to those reported as of December 31, 2011, major fluctuations are mostly a result of the change in estimating nonaccrual loans previously described and loans previously modified whose borrowers performed in accordance with the temporary lower payments but who were not able to meet their contractual obligations when payment amounts increased substantially.

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

Non-performing assets, including non-performing loans, increased by $175.9 million, or 23.3%, as of March 31, 2012, compared to December 31, 2011. Non-performing FHA/VA guaranteed loans increased by $30.5 million when compared to December 31, 2011. As of March 31, 2012, Doral reported a total of $401.8 million of non-performing residential loans excluding FHA/VA guaranteed loans, which represents 12.3% of total residential loans (excluding FHA/VA guaranteed loans) and 56.3% of total non-performing loans, excluding FHA/VA.

The following tables provide the non-performing loans activity by portfolio for the periods indicated.

Table BB

Non-Performing Loans Activity

	Quarter ended March 31, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
Balance at beginning of period	$299,011	$352	$299,363	$169,255	$2,836	$98,147	$569,601
Additions	177,412	182	177,594	34,874	85	25,387	237,940
Repurchases	3,156	—	3,156	—	—	—	3,156
Remediated/Cure	(43,833)	(260)	(44,093)	(5,310)	(202)	(855)	(50,460)
Foreclosed	(10,254)	—	(10,254)	(4,009)	(72)	(144)	(14,479)
Write-downs	(23,732)	—	(23,732)	(5,986)	(13)	(2,280)	(32,011)

Balance at end of period	$401,760	$274	$402,034	$188,824	$2,634	$120,255	$713,747

	Quarter ended March 31, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
Balance at beginning of period	$280,841	$819	$281,660	$193,556	$2,522	$148,737	$626,475
Additions	47,261	882	48,143	14,763	1,014	2,742	66,662
Repurchases	2,628	—	2,628	—	—	—	2,628
Remediated/Cure	(60,922)	(651)	(61,573)	(19,321)	(728)	(9,792)	(91,414)
Foreclosed	(11,640)	—	(11,640)	(1,922)	—	(13,907)	(27,469)
Write-downs	(3,226)	(499)	(3,725)	—	(19)	(1,590)	(5,334)

Balance at end of period	$254,942	$551	$255,493	$187,076	$2,789	$126,190	$571,548

Composition of Mortgage Non-Performing Loans

There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio. The following table presents the composition of mortgage non-performing loans according to their actual loan-to-value and whether they are covered by mortgage insurance. For purposes of this disclosure, actual loan to value ratios (“LTVs”) are calculated based on current unpaid balances and the most recent available assessments of value.

Table CC

Composition of Mortgage Non-Performing Loans as of March 31, 2012.

Collateral Type	Loan To Value	Distribution
FHA/VA loans	n/a	18.5%
Loans with private mortgage insurance	n/a	6.0%
Loans with no mortgage insurance	< 60%	11.2%
	61-80%	25.5%
	81-90%	14.8%
	Over 91%	24.0%

Total loans		100.0%

LTVs are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the size of the unpaid principal balance and the LTV level of individual loans. As of March 31, 2012, all loans to value were computed using a more recent valuation.

Construction and land loans include non-performing loans of $120.3 million as of March 31, 2012, or 16.8% (96.4% which are in Puerto Rico), of total non-performing loans. As of March 31, 2012, 32.2% of the loans within the construction and land portfolio were considered non-performing loans. Doral’s construction and land loan portfolio reflected an increase in non-performing loans, during this quarter, due primarily to a borrower relationship with an aggregate recorded investment of $21.3 million that moved into the over 90 days delinquency bucket during the quarter ended on March 31, 2012. The sale of the construction loan portfolio during 2010 reduced the Company’s risk to this sector; however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.

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

During 2011 and the three month period ended March 31, 2012, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico.

The following table presents further information on the Company’s construction and land portfolio.

Table DD

Construction and land loan portfolio

	March 31, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$147,500	$300	$147,800	$148,098	$300	$148,398
Land, Multi-family, condominium and commercial construction loans	129,437	98,479	227,916	133,038	97,068	230,106
Undisbursed funds under existing commitments (1)	40,965	73,718	114,683	44,317	37,481	81,798
Total non-performing	115,873	4,382	120,255	93,558	4,589	98,147
Net charge offs	11,434	—	11,434	31,116	—	31,116
Allowance for loan losses	30,717	2,204	32,921	15,590	2,157	17,747
Non-performing construction to total construction loans	41.84%	4.44%	32.01%	33.28%	4.71%	25.93%
Net charge-offs on an annualized basis to total construction loans	16.61%	—%	12.24%	11.07%	—%	8.22%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.

The value of the OREO reflected in the Company’s consolidated statements of financial condition represents a reasonable estimate of the properties’ sales price, net of disposition costs. The fair value of the OREO is usually determined on the basis of internal and external appraisals and physical inspections. A loss is recognized for any initial write down to fair value less cost to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.

OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. OREO sales improved in the first quarter of 2012 compared to 2011 due to the Company’s strategic decision to reduce pricing on the OREO portfolio in order to accelerate sales. The accelerated disposition of OREO is expected to reduce the carrying costs of OREO.

During the first quarter of 2012, the Company sold 39 OREO properties, representing $5.1 million in carrying value. For the same period of 2011, the Company sold 189 OREO properties, representing $29.4 million in unpaid principal balance. Gains and losses on sales of OREO are recognized in other real estate owned expenses in the Company’s consolidated statements of operations.

The following presents the activity of OREO for the periods indicated:

Table EE

Other real estate owned

	Quarters ended March 31,
(In thousands)	2012	2011
Balance at beginning of period	$121,153	$100,273
Additions	14,436	25,481
Sales	(5,118)	(18,835)
Retirements	(177)	(2,384)
Provision for OREO losses	(2,879)	(768)

Balance at end of period	$127,415	$103,767

Loan modifications that are considered troubled debt restructurings completed as of March 31, 2012 and December 31, 2011 were as follows:

Table FF

Loan modifications considered TDRs

	March 31, 2012		December 31, 2011
		90 days and over		90 days and over
(In thousands)	TDRs	delinquency	TDRs	delinquency
Consumer modifications
Residential mortgage	$633,167	$155,258	$813,929	$157,458
Other consumer	979	82	974	125

Total consumer	634,146	155,340	814,903	157,583

Commercial
Commercial real estate	$80,459	$31,924	$104,452	$24,673
Commercial and industrial	1,038	66	11,190	73
Construction and land	67,986	47,152	68,695	22,531

Total commercial	149,483	79,142	184,337	47,277

Total TDRs	$783,629	$234,482	$999,240	$204,860

The following table presents information related to residential restructured loans that are non-performing at March 31, 2012.

Table GG

Residential restructured loans in non-performing status

Year restructured	Original UPB of restructured loans(1)	Remaining UPB of restructured loans	90 days and over delinquent at March 31, 2012(2)	Percentage of restructured UPB 90 days and over
2008	$24,714	$22,987	$8,492	36.9%
2009	21,696	19,824	18,208	91.8%
2010	153,154	148,164	108,573	73.3%
2011	73,000	71,694	18,289	25.5%
2012	1,314	1,314	232	17.7%

	$273,878	$263,983	$153,794	58.3%

(1)	Loans are included in period of most recent restructure, if subject to more than one restructure.
(2)	Using bank regulatory definition of four or more payments past due, past restructure, and return to accrual status.

Residential loan modifications decreased $189.0 million from December 31, 2011 to March 31, 2012 due to a net increase of $170.3 million in loans which met the criteria of removal from reporting as TDR in the quarter (cumulative amount of loans removed from TDR for the portfolio is $284.2 million). Modified loans (including mortgage loans which have reset) are removed from TDRs if (a) they were modified during the year prior to the current year, (b) have made at least six payments in accordance with their modified terms (and reset terms, if applicable), and (c) the effective yield was at least equal to the market rate of similar credit at the time of modification.

Allowance for Loan and Lease Losses

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table HH

Allowance for Loan and Lease Losses

	Quarters ended March 31,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	2011
Balance at beginning of period	$94,400	$8,209	$102,609	$117,821	$5,831	$123,652
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	68,911	18	68,929	463	10	473
Other consumer	(399)	—	(399)	776		776

Total consumer	68,512	18	68,530	1,239	10	1,249
Commercial real estate	18,605	881	19,486	(5,755)	(1)	(5,756)
Commercial and industrial	137	421	558	199	(308)	(109)
Construction and land	26,560	47	26,607	7,302	(96)	7,206

Total commercial	45,302	1,349	46,651	1,746	(405)	1,341

Total provision for loan and lease losses	113,814	1,367	115,181	2,985	(395)	2,590

Charge-offs:
Non-FHA/VA residential mortgage	(32,331)	—	(32,331)	(3,226)	—	(3,226)
Other Consumer	(1,319)	—	(1,319)	(1,599)	—	(1,599)

Total consumer	(33,650)	—	(33,650)	(4,825)	—	(4,825)

Commercial real estate	(6,344)	—	(6,344)	—	—	—
Commercial and industrial	(27)	—	(27)	(19)	—	(19)
Construction and land	(11,434)	—	(11,434)	(1,590)	—	(1,590)

Total commercial	(17,805)	—	(17,805)	(1,609)	—	(1,609)

Total charge-offs	(51,455)	—	(51,455)	(6,434)	—	(6,434)

Recoveries:

Non-FHA/VA residential mortgage	116	—	116	—	—	—
Other consumer	268	—	268	396	—	396

Total consumer	384	—	384	396	—	396

Commercial real estate	70	—	70	—	—	—
Commercial and industrial	1	—	1	—	—	—
Construction and land	—	—	—	—	—	—

Total commercial	71	—	71	—	—	—

Total recoveries	455	—	455	396	—	396

Net charge-offs	(51,000)	—	(51,000)	(6,038)	—	(6,038)

Balance at end of period	$157,214	$9,576	$166,790	$114,768	$5,436	$120,204

ALLL as a percentage of loans receivable outstanding, at the end of period			2.77%			2.17%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			2.81%			2.24%
Provision for loan and lease losses to net charge-offs			225.85%			42.89%%
Annualized net charge-offs to average loans receivable outstanding			3.43%			0.11%
ALLL to net charge-offs on an annualized basis			81.31%			490.88%

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the internal allocation of Doral Financial’s allowance for loans and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table II

Allocation of allowance for loans and lease losses

	March 31, 2012				December 31, 2011
(Dollars in thousands)	PR	US	Total	Percentage	PR	US	Total	Percentage
Consumer:
Residential mortgage	$94,617	$466	$95,083	57%	$57,921	$448	$58,369	57%
Other consumer	3,507	—	3,507	2%	4,957	—	4,957	5%

Total consumer	98,124	466	98,590	59%	62,878	448	63,326	62%

Commercial:
Commercial real estate	24,946	1,174	26,120	15%	12,615	293	12,908	13%
Commercial and industrial	3,427	5,732	9,159	7%	3,317	5,311	8,628	8%
Construction and land	30,717	2,204	32,921	20%	15,590	2,157	17,747	17%

Total commercial	59,090	9,110	68,200	41%	31,522	7,761	39,283	38%

Total	$157,214	$9,576	$166,790	100%	$94,400	$8,209	$102,609	100%

During the first quarter of 2012, management reviewed its ALLL estimate assumptions and calculations and adopted a more conservative outlook as to future loan performance considering the uncertain economic and regulatory environments. The resulting changes in estimate are reflected in the first quarter of 2012 allowance for loan and lease losses. Significant changes in assumptions and calculations include reducing the definition of a defaulted loan by 90 days, increasing the expectation that long term delinquent loans are foreclosed, emphasizing the consideration of more recent experience in determining the probability of default and loss given default, adjusting factors considered in estimating the expected loss, reducing the estimate prepayment speed on TDR loans, reflecting estimated declines in value of certain collateral dependent loans and charging principal to $0 on all loans where delayed foreclosure proceedings result in balances more than five years past due. These changes resulted in approximately $81.0 million in provisions in the first quarter of 2012. In addition, in late March 2012 a market analysis on land use was completed and issued. The analysis provides information necessary for appraisers to value undeveloped land in Puerto Rico. During the first quarter of 2012 Doral increased its reserves by approximately $10.0 million to reflect the estimated effect of the market analysis on the valuations of the collateral dependent loans. Other provisions totaling approximately $24.0 million reflect new loans becoming more delinquent, the receipt of new valuations estimates on collateral dependent loans, and other estimated declines in value on collateral dependent loans.

As of March 31, 2012, the Company’s allowance for loan and lease losses was $166.8 million, an increase of $64.2 million from $102.6 million as of December 31, 2011. This increase resulted from the provisions described in the previous paragraph net of first quarter of 2012 charge-offs. Net charge-offs for the first quarter of 2012 increased by $44.9 million when compared to same period in 2011. This increase in net charge-offs was due to the combined effect of an increase of $29.1 million in residential mortgage, $9.8 million in construction and land loans and $6.3 million in commercial real estate. The residential mortgage loan charge-off amount reflects Doral’s adoption of a policy to charge-off the loan principal balance to $0 upon reaching five years delinquency.

The allowance for loan and lease losses coverage ratios as of March 31, 2012 and 2011 (including and excluding the effect of partial charge-offs, credit related discounts and deferred fees, net) was as follows:

Table JJ

Allowance for loan and lease losses coverage ratios

	March 31, 2012				December 31, 2011
	ALLL plus partial charge- offs, credit related discounts and deferred fees, net as a % of:		ALLL as a % of:		ALLL plus partial charge- offs, credit related discounts and deferred fees, net as a % of:		ALLL as a % of:
	Loans (1)	NPLs (1)	Loans (2)	NPLs (2)	Loans (1)	NPLs (1)	Loans (2)	NPLs (2)
Consumer
Residential mortgage(3)	4.86%	40.02%	2.90%	23.77%	3.78%	27.44%	1.75%	19.65%
Consumer(4)	11.39%	808.93%	10.89%	1,279.93%	13.67%	1,245.52%	13.42%	1,408.24%

Total consumer(3)(4)	4.92%	36.45%	2.98%	24.63%	3.89%	28.93%	1.88%	21.29%

Commercial
Commercial real estate	6.88%	30.30%	2.75%	13.84%	5.93%	23.11%	1.54%	7.63%
Commercial and industrial	0.74%	271.32%	0.70%	347.72%	0.78%	283.60%	0.70%	304.23%
Construction and land	21.41%	52.27%	8.76%	27.38%	16.84%	45.59%	4.69%	18.08%

Total commercial	6.26%	42.03%	2.59%	21.88%	5.30%	34.81%	1.61%	14.54%

Total(3)(4)	5.52%	41.46%	2.81%	23.43%	4.49%	31.97%	1.76%	18.08%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.
(2)	Loans and NPL amounts are not increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.
(3)	Excludes FHA/VA guaranteed loans.
(4)	Excludes loans on saving deposits.

Considering the effect of the partial charge-offs, credit related discounts and deferred fees, net, the Company’s coverage ratio was 5.52% as of March 31, 2012 and 4.49% as of December 31, 2011. The 103 basis point increase in the allowance to loans coverage ratio, considering partial charge-offs, credit related discounts and deferred fees, net, was largely due to the provision for loan losses recorded during for the first quarter of 2012, partially offset by a decline in partial charge-offs related to the recording of full charge-offs on several loans that were partially charged-off during prior periods The ALLL to non-performing loans coverage ratio increased 535 basis points, from 18.08% at December 31, 2011 to 23.43% at March 31, 2012, as a result of the recording of higher provision for loan losses and charge-offs on non-performing loans .

The following table presents the Company’s recorded investment in impaired loans and the related ALLL.

Table KK

Impaired loans and related allowance

(In thousands)	March 31, 2012	December 31, 2011
Impaired loans with allowance	$1,100,012	$1,109,297
Impaired loans without allowance	196,226	249,233

Total impaired loans	$1,296,238	$1,358,530

Related allowance	$106,765	$74,265

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

Overview of Operational Risk Management

Doral Financial has a corporate-wide Chief Risk Officer, who is responsible for implementing the process of managing the risks faced by the Company. The Chief Risk Officer is responsible for coordinating operational risk identification and monitoring throughout Doral Financial with the Company’s Internal Audit group. In addition, the Internal Audit function provides support to facilitate compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.

Internal Control Over Financial Reporting

For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2011, please refer to Part II, Item 9A. Controls and Procedures, of the Company’s 2011 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012.

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

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006 a fiscal year in which Puerto Rico’s gross national product grew by only 0.5%. According to the latest information issued by the Puerto Rico Planning Board in April 2012, Puerto Rico’s gross national product decreased by 1.2%, 2.5%, 3.8% and 3.4% for fiscal years 2007, 2008, 2009, and 2010, respectively. For fiscal year 2011, based on preliminary numbers for the accounts corresponding to such fiscal year, the Planning Board estimates a decline of 1.5% in real gross national product. According to the Puerto Rico Planning Board’s latest base case scenario projections, Puerto Rico’s real gross national product is projected to grow by 0.9% and 1.1% for fiscal years 2012 and 2013, respectively.

According to the Puerto Rico Labor Department’s Household Employment Survey, total employment fell by 2.3% in fiscal year 2011 and by 0.4% in the first three months of fiscal year 2012. The unemployment rate for fiscal year 2011 and for the first three months of fiscal year 2012 was 15.9% and 15.3%, respectively, slightly lower than the average for fiscal year 2010 (16.0%). In March 2012, the unemployment rate fell to 14.9%.

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

According to the information published by the Commonwealth of Puerto Rico, for fiscal year 2009, the deficit was approximately $3.3 billion, consisting of the difference between revenues and expenses for such fiscal year. For fiscal year 2010, the deficit was approximately $2.1 billion and the deficit for fiscal year 2011 was approximately $1.0 billion. The deficit for fiscal year 2012 has been estimated at $610 million and the deficit under the proposed budget for fiscal year 2013 has been estimated at $333 million. Measures that the Government of Puerto Rico has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the Government of Puerto Rico is the largest source of employment in Puerto Rico, these measures have had the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle.

The current state of the Puerto Rico economy and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of our loan portfolios and reduced the level of our originations in Puerto Rico. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in our other interest and non-interest revenue sources. Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability of the price of oil imports, the exchange value of the United States dollar, the level of interest rates, the effectiveness of the approved changes to local tax incentive and tax legislation, and the continuing economic uncertainty generated by the Puerto Rico government’s fiscal condition described above.

For additional information relating to the fiscal situation and challenges of the Government of Puerto Rico and various initiatives it has undertaken during the last three fiscal years, refer to the sections titled “Fiscal Condition,” “Fiscal Stabilization Plan,” “Government Reorganization Plan,” “Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement System,” “Economic Reconstruction Plan,” and “Economic Development Plan” under “Business-The Commonwealth” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2012. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012. While the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management concluded that our disclosure controls and procedures were not effective as a result of the continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information on legal proceedings and regulatory matters, refer to Note 24 to the unaudited interim consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and/or the market price of our common stock may be adversely affected by a number of risk factors. Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth in Item 1A-Risk Factors of the Company’s 2011 Annual Report on Form 10-K as updated from time to time in filings made by the Company with the SEC. These risks factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our other filings with the SEC. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations. Please also refer to the section titled “Forward Looking Statements” in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Accrued dividends in arrearage with respect to our Convertible Preferred Stock, through May 14, 2012, were approximately $30.6 million.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)

Date: May 15, 2012	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: May 15, 2012	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President,
Chief Financial Officer and Principal Accounting Officer