Form 10-Q
period 2012-06-30
DORAL FINANCIAL CORP
filed 2012-08-08
CIK 840889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-31579

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

Common stock: 128,460,423 shares outstanding as of August 6, 2012.

DORAL FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

INDEX PAGE

2

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

(Dollars in thousands, except for share data)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$395,012	$308,811
Restricted cash	21,809	180,435

Securities held for trading, at fair value	43,463	44,803
Securities available for sale, at fair value (includes $482,754 and $318,639 pledged as collateral at June 30, 2012 and December 31, 2011, respectively, that may be repledged)	636,287	483,189
Federal Home Loan Bank of New York stock, at cost	62,593	69,660

Total investment securities	742,343	597,652
Loans:
Loans held for sale, at lower of cost or market (includes $100,889 and $109,114 pledged as collateral at June 30, 2012 and December 31, 2011, respectively, that may be repledged)	364,993	318,271
Loans receivable (includes $173,306 and $175,709 pledged as collateral at June 30, 2012 and December 31, 2011, respectively, that may be repledged)	6,121,630	5,922,983
Less: Allowance for loan and lease losses	(152,689)	(102,609)

Total net loans receivable	5,968,941	5,820,374

Total loans, net	6,333,934	6,138,645

Accounts receivable	35,020	36,426
Mortgage-servicing advances	61,580	61,795
Accrued interest receivable	37,169	38,352
Servicing assets, net	108,665	112,303
Premises and equipment, net	96,046	100,256
Real estate held for sale, net	125,530	121,153
Deferred tax asset, net	6,902	111,006
Prepaid income tax	315,905	90,971
Other assets	65,550	77,360

Total assets	$8,345,465	$7,975,165

Liabilities
Deposits:
Non-interest-bearing deposits	$313,330	$296,303
Other interest-bearing deposits	2,126,793	1,940,605
Brokered deposits	2,097,747	2,157,808

Total deposits	4,537,870	4,394,716
Securities sold under agreements to repurchase	442,300	442,300
Advances from Federal Home Loan Bank	1,144,380	1,241,583
Loans payable	274,179	285,905
Notes payable	798,983	506,766
Deferred tax liability	7,983	—
Accrued expenses and other liabilities	296,630	263,741

Total liabilities	7,502,325	7,135,011
Contingencies (Refer to Note 24)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at June 30, 2012 and December 31, 2011
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 128,460,423 and 128,295,756 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,285	1,283
Additional paid-in capital	1,225,648	1,222,983
Legal surplus	23,596	23,596
Accumulated deficit	(762,388)	(758,550)
Accumulated other comprehensive income (loss), net of income tax expense of $555 at June 30, 2012 and income tax benefit of $74 at December 31, 2011, respectively	2,917	(1,240)

Total stockholders’ equity	843,140	840,154

Total liabilities and stockholders’ equity	$8,345,465	$7,975,165

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except for per share data)	2012	2011	2012	2011
Interest income:
Loans	$85,391	$79,238	$170,030	$159,303
Mortgage-backed and investment securities	3,832	9,351	7,427	20,506
Interest-only strips	1,444	1,508	2,917	2,979
Other interest-earning assets	952	1,020	2,086	2,320

Total interest income	91,619	91,117	182,460	185,108
Interest expense:
Deposits	15,986	22,543	33,340	49,442
Securities sold under agreements to repurchase	2,849	6,238	5,699	15,357
Advances from the Federal Home Loan Bank	9,585	8,822	19,966	15,430
Loans payable	1,516	1,498	3,109	3,040
Notes payable	7,582	6,561	14,152	13,214

Total interest expense	37,518	45,662	76,266	96,483

Net interest income	54,101	45,455	106,194	88,625
Provision for loan and lease losses	5,209	13,323	120,390	15,914

Net interest income (loss) after provision for loan and lease losses	48,892	32,132	(14,196)	72,711

Non-interest income:
Other-than-temporary impairment losses	—	(411)	(6,396)	(411)
Portion of loss recognized in other comprehensive income (before taxes)	—	325	—	325

Net credit related other-than-temporary impairment losses	—	(86)	(6,396)	(86)
Net gain on sale of investment securities available for sale	328	14,808	2,086	17,662
Net loss on early repayment of debt	—	(3,068)	—	(3,068)
Net gain on loans securitized and sold and capitalization of mortgage servicing	9,818	9,026	16,022	14,568
Retail banking fees	6,407	7,067	12,668	14,073
Insurance agency commissions	2,847	2,439	5,357	4,661
Net gain on trading assets and derivatives	250	3,373	535	2,286
Mortgage loan servicing income (net of mark-to-market adjustments)	1,024	4,543	6,436	13,442
Other income	581	695	1,127	3,884

Total non-interest income	21,255	38,797	37,835	67,422

Non-interest expenses:
Compensation and benefits	18,943	21,081	36,837	39,375
Professional services	14,287	9,339	25,297	17,976
Occupancy expenses	5,274	4,786	9,773	9,126
Communication expenses	3,482	3,636	7,136	7,639
FDIC insurance expense	4,105	3,797	7,365	8,153
Depreciation and amortization	3,640	3,463	6,891	6,666
Taxes, other than payroll and income taxes	2,616	2,923	5,231	5,799
Electronic data processing expenses	3,889	3,024	7,422	6,299
Corporate insurance	1,569	1,490	3,177	3,060
Other	6,489	5,785	12,656	11,688

	64,294	59,324	121,785	115,781
Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	1,654	2,196	3,872	4,561
Other real estate owned expenses	5,026	2,061	8,829	4,023

	6,680	4,257	12,701	8,584

Total non-interest expenses	70,974	63,581	134,486	124,365

(Loss) income before income taxes	(827)	7,348	(110,847)	15,768
Income tax expense (benefit)	785	2,871	(111,839)	7,968

Net (Loss) Income	$(1,612)	$4,477	$992	$7,800

Net (loss) income attributable to common shareholders(1)	$(4,027)	$2,062	$(3,838)	$2,970

Net (loss) income per common share(1)	$(0.03)	$0.02	$(0.03)	$0.02

(1)

For the quarters and six month periods ended June 30, 2012 and 2011, net loss per common share represents the basic and diluted loss per common share. Refer to Note 25 for additional information regarding net loss attributable to common shareholders.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net (loss) income	$(1,612)	$4,477	$992	$7,800

Other comprehensive income (loss), before tax:
Unrealized gains (loss) on securities arising during the period	4,136	7,656	(3,625)	6,964
Non-credit portion of OTTI losses	—	(325)	6,396	(325)
Reclassification of net realized (gains) losses included in net income	(687)	(7,462)	939	(11,245)

Other comprehensive income (loss) on investment securities, before tax	3,449	(131)	3,710	(4,606)

Income tax (expense) benefit related to investment securities	(517)	28	(555)	711

Other comprehensive income (loss) on investment securities, net of tax	2,932	(103)	3,155	(3,895)

Other comprehensive income on cash flow hedges	538	554	1,002	1,287

Other comprehensive income (loss)	3,470	451	4,157	(2,608)

Comprehensive income	$1,858	$4,928	$5,149	$5,192

Accumulated other comprehensive income, net of tax

Other comprehensive income on investment securities	$2,733	$3,794	$2,733	$3,794
Other comprehensive losses on investment securities on which OTTI has been recognized	—	(276)	—	(276)

Total other comprehensive income on investment securities	2,733	3,518	2,733	3,518
Other comprehensive income (loss) on cash flow hedge	184	(1,963)	184	(1,963)

Total accumulated other comprehensive income, net of tax	$2,917	$1,555	$2,917	$1,555

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six months ended
	June 30,
(In thousands)	2012	2011
Preferred Stock	$352,082	$352,082

Common Stock:
Balance at beginning of period	1,283	1,273
Restricted stock issued	2	—

Balance at end of period	1,285	1,273

Additional Paid-In Capital:
Balance at beginning of period	1,222,983	1,219,280
Restricted stock issued	(2)	—
Stock-based compensation recognized	2,667	1,703

Balance at end of period	1,225,648	1,220,983

Legal Surplus	23,596	23,596

Accumulated Deficit:
Balance at beginning of period	(758,550)	(738,199)
Net income	992	7,800
Dividend accrued on preferred stock	(4,830)	(4,830)

Balance at end of period	(762,388)	(735,229)

Accumulated Other Comprehensive Income, Net of Tax:
Balance at beginning of period	(1,240)	4,163
Other comprehensive income (loss), net of deferred tax	4,157	(2,608)

Balance at end of period	2,917	1,555

Total stockholders’ equity	$843,140	$864,260

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$992	$7,800
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,667	1,703
Depreciation and amortization	6,891	6,666
Capitalization of mortgage servicing rights	(5,060)	(4,642)
Mark-to-market adjustment of servicing assets	8,698	3,199
Deferred tax (benefit) expense	(115,810)	2,493
Provision for uncertain tax position	1,860	—
Provision for loan and lease losses	120,390	15,914
Provision for OREO losses	6,470	1,375
Provision for credit related losses	1,187	2,459
Loss on sale of OREO	674	475
Net premium amortization on loans, investment securities and debt	10,780	9,167
Origination and purchases of loans held for sale	(318,926)	(177,825)
Principal repayments and sales of loans held for sale	99,735	69,491
Gain on sale of securities	(17,248)	(27,636)
Net OTTI losses	6,396	86
Net loss on early repayment of debt	—	3,068
Unrealized loss (gain) on trading securities	99	(64)
Principal repayment and sales of securities held for trading	304,670	253,692
Amortization and net gain in the fair value of IOs	1,036	500
Unrealized loss (gain) on derivative instruments	309	(1,021)
(Decrease) increase in derivative instruments	—	337
Decrease in restricted cash	158,492	70,798
Decrease (increase) in accounts receivable	1,406	(12,888)
Decrease (increase) in mortgage servicing advances	215	(2,549)
Decrease in accrued interest receivable	1,183	1,530
Decrease in other assets	11,615	15,528
Decrease in accrued expenses and other liabilities	(12,204)	(6,771)

Total adjustments	275,525	225,085

Net cash provided by operating activities	276,517	232,885

Cash flows from investing activities:
Purchases of securities available for sale	(481,701)	(234,764)
Principal repayment and sales of securities available for sale	324,166	1,075,068
Proceeds from sale of FHLB stock	7,067	3,522
Originations, purchases and repurchases of loans receivable	(718,686)	(620,789)
Principal repayment of loans receivable	349,493	351,265
Purchases of premises and equipment	(2,531)	(7,068)
Proceeds from sales of real estate held for sale	13,506	31,430

Net cash (used in) provided by investing activities	(508,686)	598,664

Cash flows from financing activities:
Increase (decrease) in deposits	143,154	(315,250)
Decrease in securities sold under agreements to repurchase	—	(219,500)
Proceeds from advances from FHLB	200,000	145,000
Repayment of advances from FHLB	(305,000)	(160,001)
Fees paid on debt exchange and early repayment of debt	—	(65,367)
Repayment of secured borrowings	(11,726)	(9,412)
Proceeds from notes payable	325,951	—
Repayment of notes payable	(34,009)	(3,724)

Net cash provided by (used in) financing activities	318,370	(628,254)

Net increase in cash and cash equivalents	86,201	203,295
Cash and cash equivalents at beginning of period	308,811	383,211

Cash and cash equivalents at the end of period (1)	$395,012	$586,506

Cash and cash equivalents includes:
Cash and due from banks	$395,012	$586,506

Supplemental schedule of non-cash activities:
Loan securitizations	$289,508	$243,719

Loans transferred to other real estate owned	$23,323	$47,474

Reclassification of deferred tax asset to prepaid income tax	$226,896	$—

Substitution of securities sold under agreement to repurchase with advances from FHLB	$—	$515,000

Supplemental information for cash flows:
Cash used to pay interest	$73,827	$104,119

Cash used to pay income taxes	$438	$3,824

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking, mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank”), Doral Bank, FSB (through September 30, 2011), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank controls three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), which is principally engaged in mortgage lending in Puerto Rico, Doral Money, Inc. (“Doral Money”), which is engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank took possession during 2005. Doral Money consolidates two variable interest entities created for the purpose of entering into collateralized loan arrangements with third parties. Effective on October 1, 2011 Doral Bank, FSB was merged with Doral Bank.

Doral Investment International, LLC (“Doral Investment”) was organized in 2008 as a subsidiary of Doral Bank; however, it is not operational.

The accompanying consolidated financial statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012. Certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reflected in the Company’s annual audited consolidated financial statements for the year ended December 31, 2011 have been reclassified to conform with the presentation for the Company’s interim financial results for 2012.

The results of operations for the quarter and six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a troubled debt restructuring (“TDR”) and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), and the collectability of receivables and income taxes. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of June 30, 2012. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. The Company’s accounting policies are included in Note 2 “Significant Accounting Policies” in the audited consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012.

Loans Receivable

Loans receivable are those held principally for investment purposes. These consist of construction and land, residential mortgage, commercial real estate, commercial and industrial, lease financings and consumer loans which the Company does not expect to sell in the near future.

Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), previous charge-offs, undisbursed portions of construction loans and an allowance for loan and lease losses.

These items, except for the previous charge-offs, undisbursed portions of construction loans and the allowance for loan and lease losses, are deferred at inception and amortized into interest income throughout the lives of the underlying loans using the effective interest method.

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. For mortgage loans, Doral discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by the Federal Housing Administration/Veterans Administration (“FHA/VA”) that are placed in non-accrual when the loans have ten payments in arrears. Loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%) are not placed on non-accrual status, and Doral continues to recognize interest income. When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest are current, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.

Accrued interest receivable on impaired loans is reversed when a loan is placed on non-accrual status. Interest collections on non-accruing loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions. The judgment as to ultimate collectability is based upon collateral valuation, delinquency status, and knowledge of specific borrower circumstances. Otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. The judgment as to returning a loan to accrual status considers recent collateral valuations, recent payment performance, borrowers’ other assets, and management’s estimate as to future loan performance.

The Company engages in the restructuring and/or modifications of customers who are delinquent due to economic or legal reasons if the Company determines that it is in the best interest for both the Company and the borrower. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of TDR. Such restructures are identified as TDRs and accounted for as impaired loans (see Troubled Debt Restructurings below).

For consumer loans (primarily residential real estate), through December 31, 2011, all of Doral’s loss mitigation tools required that the borrower demonstrate the intent and ability to pay all principal and interest on the loan. Doral required receipt of at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. The Company’s loss mitigation specialists had to be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances and, when all the conditions were met, the customer was approved for a loss mitigation product. Following approval of the loss mitigation product, Doral required receipt from the borrower of three additional consecutive payments prior to returning the loan to accrual status. Consumer loans delinquent less than 90 days that are eligible for loss mitigation products are subject to these requirements, except that the three consecutive payments prior to the restructure is waived. Beginning January 1, 2012, subsequent to the review of the borrowers circumstances and approval of the loss mitigation product, Doral requires receipt of six monthly payments, current performing status and to be satisfied of the borrower’s ability to service the loan prospectively based upon the current loan-to-value ratio and the borrower’s debt service-to-income ratio, before returning the loan to accrual status.

For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial and construction and land loans), the loans are underwritten by the collections function. The intent and ability of the borrower to service the debt under the revised terms is studied and, if approved for loss mitigation, the customer is placed on a six month probationary period during which the customer is required to make six consecutive payments before the loan is returned to accrual status.

Commercial and Construction and Land Loans’ Risk Categories

Doral evaluates commercial and construction and land loans using updated debt service coverage ratios and loan-to-value (“LTV”), where applicable, and rates each one as pass (there are three grades of pass), special mention, substandard, doubtful, or loss, as defined by Doral’s internal loan risk rating system. The system is designed to be a tool for senior management to manage the Company’s credit risk and provide an early warning system for the negative migration of credits. The system also provides for recognition of improvement in credits. Each commercial and construction credit facility over $1.0 million is assigned a grade that takes into consideration factors that materially affect credit quality. Doral’s Loan Review Department analyzes and reclassifies commercial or construction loans in accordance with their conclusion of the loan’s credit risk and condition. The ratings of credit facilities over $1.0 million are updated at least annually, and may be updated upon changes in delinquency status, renewal at maturity, or other circumstances. Facilities under $1.0 million are automatically classified based on delinquency status.

The Company assigns loan grades based upon the following definitions:

“1” — Highest Quality

Loans rated 1 represent a credit extension of the highest quality. The borrower’s historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets. Loans secured by savings accounts and insured certificates of deposit may also be included in this category.

“2” — Good Quality

Loans rated 2 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available. These loans carry a normal level of risk, with minimal loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher quality loans. Loans secured by high quality traded stocks, lower grade municipal bonds (must be investment grade), and governmental guarantee loan programs (SBA) may also be included in this grade.

“3” — Acceptable Quality

Loans rated 3 are extended to borrowers who are determined to be a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. The borrower’s historical financial information may indicate erratic performance, but current trends are positive and the quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher graded loans. If adverse circumstances arise, the impact on the borrower may be significant. All small business loans extended based upon credit scoring are classified in this category unless deterioration occurs, in which case the loan would bear one of the below mentioned grades.

“SM” — Special Mention

Loans rated SM are credit facilities that may have potential developing weaknesses and deserve extra attention from the account manager and other management personnel. In the event that potential weaknesses are not corrected or mitigated, deterioration in the ability of the borrower to repay the debt in the future may occur. This grade is not assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. Loans where significant actual, not potential, weaknesses or problems are clearly evident are graded in one of the grade categories below.

“SS” — Substandard

Loans are classified SS when the loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected.

“D” — Doubtful

Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

“L” — Loss

Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may occur in the future.

Troubled Debt Restructurings

Doral has created a number of loan modification programs to help borrowers stay in their homes, which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR.

The programs are designed to provide temporary financial relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s loss mitigation programs provide for one or a combination of the following: deferral of unpaid principal and interest to the end of the loan or for a period of time, extension of the loan term for up to 40 years to maturity for residential mortgage loans, and reduction of interest rates either permanently or for a period of up to five years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and interest are moved to the end of the loan term at the time of the restructuring and deferred interest is not recognized as income until collected, when the loan is paid off or at the end of the loan term. Doral provides these programs only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure absent some lender concession. However, Doral will foreclose on properties collateralizing loans if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current program).

In the case of troubled debt restructuring agreements that were considered non-performing at the time of the modification, the Company continues to place the loans in non-accrual status and reports the loans as non-performing loans until the customers have proven repayment capacity for a sufficient amount of time and the borrower meets other criteria.

Loans whose contractual terms have been modified in a TDR and are performing at the time of restructure remain on accrual status if there is demonstrated performance prior to the restructure and payment in full under the restructured terms is expected.

Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial, land and construction loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would not otherwise consider. Concessions made for commercial loans may include reductions in interest rates below market rates, extensions of maturity, waiver of borrower covenants, or other contract changes. Doral mitigates loan defaults for its commercial loan portfolios through its collections function, whose objective is to minimize losses. The group uses relationship officers, collection specialists, attorneys and third-party service providers to supplement its internal resources. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing.

Loan modifications can result in returning a loan to accrual status when the criteria for returning a loan to performing status are met (refer to Doral’s non-accrual policies previously described). Loan modifications increase Doral’s interest income by returning a non-performing loan to performing status, increase cash flows and decrease foreclosure and real estate owned costs by decreasing the number of foreclosed properties. Doral continues to report a loan as TDR if any of the following conditions are met: (a) the loan is considered a non-performing loan; (b) the loan was modified within the current calendar year; (c) the loan is past due two or more payments; (d) the loan has a current interest rate below the loan’s effective interest rate; (e) the loan has not made six or more payments since the modification date and; (f) the loan’s effective yield at modification is not greater than or equal to the market rate for a loan similar type at the time of modification. In the event that a loan considered TDR does not meet any of the aforementioned criteria, the loan may be reported as a performing loan.

3. Recent Accounting Pronouncements

Accounting Standards Update No. 2011-11-Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”) — The amendments in this update will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either: (1) offset in accordance with certain rights to setoff conditions prescribed by current accounting guidance; or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance to current accounting guidance. The amendments to ASU No. 2011-11 will be effective for the first interim or annual period beginning on or after January 1, 2013. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Management does not expect the adoption of this ASU No. 2011-11 to have a material impact on its financial statements.

Changes in Accounting Standards Adopted in the Financial Statements

Accounting Standards Update No. 2011-12- Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-5 (“ASU No. 2011-12”) — The amendments in this update are being made to allow the Financial Accounting Standards Board (the “FASB”) time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users, entities should continue to report the reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to ASU No. 2011-05. All other requirements of ASU No. 2011-5 are not affected by ASU No. 2011-12; therefore, the rest of the requirements of ASU No. 2011-05 were effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2011. The requirements of this guidance affected presentation disclosures only and did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-08-Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”) — In September 2011, the FASB issued ASU No. 2011-8 to simplify the required testing of goodwill impairment. The amendments in ASU No. 2011-08 allow an entity to evaluate, before the required two-step test, qualitative factors of the reporting units to determine whether it is more-likely-than-not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform impairment tests described in Topic 350. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, an entity would not be required to perform the two-step impairment test. The guidance includes factors to consider when making the qualitative assessment, including macroeconomic and company-specific factors as well as factors relating to the specific reporting unit. The provisions of ASU No. 2011-08 were effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Update No. 2011-04 Fair Value Measurements (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU No. 2011-04”) — In May 2011, the FASB issued ASU No. 2011-04 to amend fair value disclosure requirements in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments clarify the application of the highest and best use and valuation premise concepts, measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements.

The provisions of ASU No. 2011-04 were effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 resulted in additional disclosures but did not impact the Company’s consolidated financial statements.

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

The guidance in this update was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU No. 2011-03 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-02-Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). In April 2011, the FASB issued ASU No. 2011-02, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). In addition, disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 were effective for interim and annual periods beginning on or after June 15, 2011.

The amendments in this update are required to be retrospectively applied to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies. This ASU No. 2011-02 was adopted by the Company in its financial statement disclosures with no impact on the financial condition and results of operations.

4. Cash and Due from Banks

At June 30, 2012 and December 31, 2011, the Company’s cash and due from banks totaled $395.0 million and $308.8 million, respectively, which includes non-interest bearing deposits with other banks of $61.4 million and $1.8 million, respectively. As of June 30, 2012 and December 31, 2011, the Company’s cash balances included interest bearing balances with the Federal Reserve of $305.5 million and $268.2 million, respectively, and with the Federal Home Loan Bank of $4.0 million and $5.1 million, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $146.4 million and $144.4 million as of June 30, 2012 and December 31, 2011, respectively.

5. Restricted Cash and Other Interest-Earning Assets

The Company reported restricted cash of $21.8 million and $180.4 million as of June 30, 2012 and December 31, 2011, respectively.

The following table includes the composition of the restricted cash and due from banks and other interest earning assets for the periods presented:

	June 30, 2012	December 31, 2011
Minimum balance required of deposits with other financial institutions	$603	$912
Restricted related to the Collateralized Loan Obligation operations (see Note 28):
Cash and due from banks	21,206	21,340
Other interest earning assets restricted and pledged to secure:
Securities purchased under repurchase agreements (see Note 17)	—	158,183

	$21,809	$180,435

6. Securities Held for Trading

The following table summarizes the fair value of Doral Financial’s securities held for trading as of June 30, 2012 and December 31, 2011.

(In thousands)	June 30, 2012	December 31, 2011
Mortgage-Backed Securities (“MBS”)	$622	$722
Variable Rate Interest-only Securities (“IOs”)	42,702	43,713
Fixed Rate IOs	139	164
Derivatives (1)	—	204

Total	$43,463	$44,803

(1)

The gross notional amount of derivatives recorded as held for trading totaled $285.0 million as of June 30, 2012 and $241.0 million as of December 31, 2011. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

As of June 30, 2012 and December 31, 2011 the weighted-average yield, including IOs, was 13.41% and 13.31%, respectively. The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.

7. Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of June 30, 2012 and December 31, 2011.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2012

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$145	$11	$—	$156	4.84%
Due from five to ten years	1,443	101	—	1,544	4.81%
Due over ten years	538,094	2,373	276	540,191	2.28%

CMO Government Sponsored Agencies
Due from five to ten years	2,860	—	148	2,712	6.00%
Due over ten years	16,088	1,142	273	16,957	4.53%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,969	—	3	44,966	0.15%

Other
Due from one to five years	5,000	77	—	5,077	3.50%
Due over ten years	24,472	213	1	24,684	3.28%

	$633,071	$3,917	$701	$636,287	2.25%

As of December 31, 2011

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$171	$12	$—	$183	4.84%
Due from five to ten years	1,528	104	—	1,632	4.81%
Due over ten years	357,040	2,138	504	358,674	2.48%

CMO Government Sponsored Agencies
Due from five to ten years	5,227	—	164	5,063	5.12%
Due over ten years	27,242	989	345	27,886	4.32%

Non-Agency CMOs
Due over ten years	6,935	31	1,344	5,622	18.25%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,988	6	—	44,994	0.06%

Other
Due within one year	6,910	—	71	6,839	6.10%
Due from one to five years	5,000	2	—	5,002	3.45%
Due from five to ten years	3,000	—	1,182	1,818	5.80%
Due over ten years	25,642	70	236	25,476	3.25%

	$483,683	$3,352	$3,846	$483,189	2.75%

8. Investments in an Unrealized Loss Position

The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

Securities Available for Sale

	As of June 30, 2012
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	4	$50,261	$276	—	$—	$—	4	$50,261	$276
CMO Government Sponsored Agencies	2	3,987	47	3	9,423	374	5	13,410	421
Obligations U.S. Government Sponsored Agencies	1	44,966	3	—	—	—	1	44,966	3
Other	1	416	1	—	—	—	1	416	1

	8	$99,630	$327	3	$9,423	$374	11	$109,053	$701

Securities Available for Sale

	As of December 31, 2011
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	3	$162,962	$504	—	$—	$—	3	$162,962	$504
CMO Government Sponsored Agencies	6	26,202	180	2	4,492	329	8	30,694	509
Non-Agency CMOs	—	—	—	1	4,667	1,344	1	4,667	1,344
Other	6	24,557	307	1	1,818	1,182	7	26,375	1,489

	15	$213,721	$991	4	$10,977	$2,855	19	$224,698	$3,846

Investment securities currently held by the Company are principally mortgage-backed securities (“MBS”) or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable.

As of March 31, 2012, Puerto Rico Non-Agency CMOs and other privately issued securities reflecting unrealized losses were marked to market with losses recorded in the consolidated statement of operations. The Company intended to sell the securities evaluated for other than temporary impairment (“OTTI”) and, when the intention to sell was reached, the book value of the securities was written down to estimated market values obtained from broker dealers. During the quarter ending June 30, 2012, after consideration of the $6.4 million OTTI recognized in the quarter ended March 31, 2012, these securities were sold at additional loss of approximately $87,000.

As of December 31, 2011, the Company performed a detailed cash flow analysis of certain securities with unrealized losses to assess whether they were OTTI. The Company uses a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions. In the quarter ended December 31, 2011, an OTTI adjustment of $4.3 million was recognized on securities from the Puerto Rico Non-Agency CMO portfolio with an amortized cost of $6.9 million. Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the effect of inflationary pressures on the consumer, the high rate of unemployment and general recessionary conditions has resulted in higher default and loss estimates on the Puerto Rico Non-Agency CMOs and other securities.

The following table presents the securities for which OTTI was recognized based on the Company’s impairment analysis as of June 30, 2012 and 2011:

	As of June 30, 2012			Quarter ended June 30, 2012			Six months ended June 30, 2012
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non- Credit Loss	Total Impairment Losses	OTTI Related to Credit Loss	OTTI Related to Non- Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$4,881	$—	$4,881
Other	—	—	—	—	—	—	1,515	—	1,515

	$—	$—	$—	$—	$—	$—	$6,396	$—	$6,396

	As of June 30, 2011			Quarter ended June 30, 2011			Six months ended June 30, 2011
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non- Credit Loss	Total Impairment Losses	OTTI Related to Credit Loss	OTTI Related to Non- Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$11,153	$3,193	$7,960	$86	$325	$411	$86	$325	$411

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$13,502	$2,816	$7,106	$2,816
Additions:
Credit losses for which OTTI was not previously recognized	—	—	1,515	—
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	—	86	4,881	86
Less:
OTTI on investment securities sold	(13,502)	—	(13,502)	—

Balance at end of period	$—	$2,902	$—	$2,902

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

9. Pledged Assets

At June 30, 2012 and December 31, 2011, certain securities and loans, as well as cash and other interest earning assets, were pledged to secure public deposits, assets sold under agreements to repurchase, certain borrowings and credit facilities available, as described below:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Money market deposits	$—	$158,183
Securities available for sale	564,467	423,895
Loans held for sale	100,889	109,114
Loans receivable	3,011,312	2,688,673

Total pledged assets	$3,676,668	$3,379,865

Pledged securities and loans that the creditor has the right to repledge are disclosed on the consolidated statements of financial condition.

As of December 31, 2011, money market deposits of $158.2 million were pledged as collateral to repurchase agreements entered into with third parties. As of June 30, 2012, the Company does not have money market deposits pledged.

As of June 30, 2012 and December 31, 2011, respectively, pledged investment securities available for sale were as follows: $480.4 million and $323.4 million pledged as collateral to securities sold under agreements to repurchase; $32.9 million and $45.9 million pledged to secure public funds from the government of Puerto Rico; $44.9 million and $44.9 million pledged as collateral to the Federal National Mortgage Association (“FNMA”) recourse obligation for both periods; $2.4 million and $4.9 million pledged to secure a certain swap transaction; and $3.9 million and $4.9 million pledged to FNMA (related to the Company’s issuer status).

Loans held for sale totaling $100.9 million and $109.1 million as of June 30, 2012 and December 31, 2011, respectively, are pledged as collateral to the Company’s secured borrowings. See Note 19 for additional information regarding the Company’s loans payable.

Loans receivable totaling approximately $2.0 billion and $2.1 billion are pledged as collateral for Federal Home Loan Bank (“FHLB”) advances while $173.3 million and $175.7 million are pledged as collateral for secured borrowings as of June 30, 2012 and December 31, 2011, respectively. Loans receivable pledged also include $837.7 million and $432.2 million of syndicated commercial loans pledged as collateral as of June 30, 2012 and December 31, 2011, respectively, to secure $581.0 million in notes payable issued by two variable interest entities (“VIE”) included in the Company’s consolidated financial statements as of June 30, 2012 ($250.0 million as of December 31, 2011). See Note 28 for additional information regarding the Company’s VIEs.

10. Loans Held for Sale and Loans Receivable

Loans held for sale consist of the following as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Conventional single family residential	$120,769	$106,981
FHA/VA	221,228	186,957
Commercial loans to financial institutions	11,750	12,546
Commercial real estate	11,246	11,787

Total loans held for sale (1)(2)	$364,993	$318,271

(1)	As of June 30, 2012 and December 31, 2011, the loans held for sale portfolio include $1.1 million and $1.1 million, respectively, of interest-only loans.
(2)	Includes $16.6 million and $18.2 million of balloon loans, as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, the loans held for sale portfolio included $187.7 million and $168.5 million, respectively, of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans are guaranteed by the FHA.

As of June 30, 2012 and December 31, 2011, the Company had a net deferred origination fee on loans held for sale totaling approximately $0.1 million and $0.6 million, respectively.

Non-performing loans held for sale, excluding GNMA defaulted loans, totaled $7.1 million and $2.0 million as of June 30, 2012 and December 31, 2011, respectively.

Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. The Company has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans held for investment credit exposure in Puerto Rico.

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$3,221,914	$12,673	$3,234,587	$3,327,208	$11,892	$3,339,100
FHA/VA guaranteed residential mortgage	67,373	—	67,373	95,062	—	95,062
Consumer Loans	29,713	32	29,745	38,448	38	38,486

Total consumer	3,319,000	12,705	3,331,705	3,460,718	11,930	3,472,648

Commercial
Commercial real estate	545,408	446,506	991,914	580,940	267,002	847,942
Commercial and industrial	24,145	1,407,481	1,431,626	29,723	1,194,166	1,223,889
Construction and land	274,538	91,847	366,385	281,136	97,368	378,504

Total commercial	844,091	1,945,834	2,789,925	891,799	1,558,536	2,450,335
Loans receivable, gross (2)	4,163,091	1,958,539	6,121,630	4,352,517	1,570,466	5,922,983

Less:
Allowance for loan and lease losses	(142,081)	(10,608)	(152,689)	(94,400)	(8,209)	(102,609)

Loans receivable, net	$4,021,010	$1,947,931	$5,968,941	$4,258,117	$1,562,257	$5,820,374

(1)	Includes $1.8 billion and $1.5 billion of balloon loans, as of June 30, 2012 and December 31, 2011, respectively.
(2)	Includes $741.6 million and $648.5 million of interest-only loans per terms of the original contract as of June 30, 2012 and December 31, 2011, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.5 billion and $1.7 billion, respectively, at June 30, 2012, and $4.9 billion and $1.4 billion respectively, at December 31, 2011.

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

Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales when the loan is sold or securitized into a MBS. In the case of loans held for investment, such fees and costs are deferred, presented as a reduction or increase of the loan balance, and amortized to income as adjustments to the yield of the loan. As of June 30, 2012 and December 31, 2011, net deferred origination fee on loans held for investment totaled $23.1 million and $24.0 million, respectively.

Loans on which accrual of interest had been discontinued as of June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$392,322	$92	$392,414	$298,453	$558	$299,011
Other consumer (2)	248	—	248	352	—	352

Total consumer	392,570	92	392,662	298,805	558	299,363

Commercial
Commercial real estate	191,560	—	191,560	168,896	665	169,561
Commercial and industrial	2,975	—	2,975	2,530	—	2,530
Construction and land	113,865	4,382	118,247	93,558	4,589	98,147

	308,400	4,382	312,782	264,984	5,254	270,238

Total loans receivable on which accrual of interest had been discontinued	$700,970	$4,474	$705,444	$563,789	$5,812	$569,601

(1)

As of June 30, 2012 and December 31, 2011 exclude $49.1 million and $59.8 million, respectively, of non-performing FHA/VA guaranteed loans and $46.1 million and $36.4 million, respectively, of GNMA defaulted loans that, due to the nature of their guarantees, present little risk to the Company.

(2)	Includes personal, revolving lines of credit and other consumer loans.

Effective January 1, 2012, Doral changed how it estimates whether a modified performing loan is accounted for as a non-accrual loan. Doral’s non-accrual loans now include loans that are performing but which have been modified to temporarily or permanently reduce the payment amount, and such current monthly payment is at 25% or more lower than the payment at reset and either the borrower’s mortgage debt service to income ratio exceeds 40% or the property loan-to-value is greater than 80%. Doral believes loans meeting the defined criteria are at greater risk of not being able to meet their contractual obligations in the future and therefore are reported as non-accrual. This method of estimating non-accrual loans increased reported non-performing loans by $100.4 million as of June 30, 2012 and decreased interest income by $0.3 million and $0.6 million for the quarter and six month period ended June 30, 2012. Had loans meeting these criteria been reported as non-performing as of December 31, 2011 non-performing loans would have been $188.0 million greater, largely in residential mortgage.

The Company would have recognized additional income had all delinquent loans been accounted for on an accrual basis as follows:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Consumer
Residential mortgage(1)(2)	$8,094	$5,865	$12,301	$9,484
Other consumer	7	18	8	18

Total consumer	8,101	5,883	12,309	9,502

Commercial

Commercial real estate	3,459	3,477	6,427	6,108
Commercial and industrial	257	254	508	471
Construction and land	1,643	2,436	3,366	4,790

Total commercial	5,359	6,167	10,301	11,369

Total interest income	$13,460	$12,050	$22,610	$20,871

(1)

Excludes $1.0 million and $1.6 million in additional interest income the Company would have recognized for the quarters ended June 30, 2012 and 2011, respectively, if FHA/VA non-accrual loans been accounted for on an accrual status.

(2)

Excludes $1.8 million and $3.2 million in additional interest income the Company would have recognized for the six month periods ended June 30, 2012 and 2011, respectively, if FHA/VA non-accrual loans been accounted for on an accrual status.

Detailed below is a table of the recorded investment in loans (including FHA/VA loans and loans held for sale) by the delinquency which the Company uses to monitor the credit quality of its loans as of June 30, 2012 and December 31, 2011.

As of June 30, 2012

	Current		30 to 89 Days Past Due		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total (1)
(Dollars in thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer

Residential mortgage	$2,901,665	$12,378	$135,704	$295	$97,623	$—	$48,203	$—	$159,488	$—	$3,342,683	$12,673	$3,355,356
FHA/VA guaranteed residential mortgage	72,904	—	52,889	—	43,520	—	20,639	—	98,649	—	288,601	—	288,601
Other consumer	27,408	32	717	—	1,439	—	137	—	12	—	29,713	32	29,745

Total consumer	3,001,977	12,410	189,310	295	142,582	—	68,979	—	258,149	—	3,660,997	12,705	3,673,702

Commercial

Commercial real estate	358,550	445,859	53,261	646	28,233	—	16,810	—	99,801	—	556,655	446,505	1,003,160
Commercial and industrial	30,918	1,407,481	872	—	734	—	479	—	2,892	—	35,895	1,407,481	1,443,376
Construction and land	160,549	87,466	118	—	402	—	3,004	—	110,464	4,382	274,537	91,848	366,385

Total commercial	550,017	1,940,806	54,251	646	29,369	—	20,293	—	213,157	4,382	867,087	1,945,834	2,812,921

Total loans	$3,551,994	$1,953,216	$243,561	$941	$171,951	$—	$89,272	$—	$471,306	$4,382	$4,528,084	$1,958,539	$6,486,623

As of December 31, 2011

	Current		30 to 89 Days Past Due		90 to 179 Days Past Due		180 to 240 Days Past Due		Over 240 Days Past Due		Total (1)
(Dollars in thousands)	PR	US	PR	US	PR	US	PR	US	PR	US	PR	US	Total
Consumer

Residential mortgage	$3,010,991	$10,310	$128,124	$1,023	$103,132	$521	$37,352	$—	$154,590	$38	$3,434,189	$11,892	$3,446,081
FHA/VA guaranteed residential mortgage	62,063	—	51,019	—	45,338	—	27,507	—	96,091	—	282,018	—	282,018
Other consumer	36,044	38	852	—	1,308	—	172	—	72	—	38,448	38	38,486

Total consumer	3,109,098	10,348	179,995	1,023	149,778	521	65,031	—	250,753	38	3,754,655	11,930	3,766,585

Commercial

Commercial real estate	383,472	261,336	40,501	5,002	60,577	—	8,338	664	99,840	—	592,728	267,002	859,730
Commercial and industrial	38,238	1,194,166	378	—	842	—	150	—	2,661	—	42,269	1,194,166	1,236,435
Construction and land	163,053	92,779	24,863	—	12,336	—	1,180	—	79,704	4,589	281,136	97,368	378,504

Total commercial	584,763	1,548,281	65,742	5,002	73,755	—	9,668	664	182,205	4,589	916,133	1,558,536	2,474,669

Total loans	$3,693,861	$1,558,629	$245,737	$6,025	$223,533	$521	$74,699	$664	$432,958	$4,627	$4,670,788	$1,570,466	$6,241,254

(1)	As of June 30, 2012 and December 31, 2011, loans over 90 days past due and still accruing, excluding FHA/VA loans, totaled $2.5 million and $2.3 million, respectively.

Loan modifications that are considered TDRs completed during the quarters and six months ended June 30, 2012 and 2011 were as follow:

	Quarters ended June 30,
	2012			2011
(In thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non FHA/VA	488	$65,079	$66,881	320	$37,000	$36,548
Other consumer	11	91	91	8	46	46

Total consumer	499	65,170	66,972	328	37,046	36,594

Commercial
Commercial real estate	6	$15,320	$14,152	10	$3,309	$3,671
Commercial and industrial	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—

Total commercial	6	15,320	14,152	10	3,309	3,671

Total loan modifications	505	$80,490	$81,124	338	$40,355	$40,265

	Six months ended June 30,
	2012			2011
(In thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non FHA/VA	836	$110,729	$112,821	1,130	$129,277	$127,318
Other consumer	29	198	198	18	109	109

Total consumer	865	110,927	113,019	1,148	129,386	127,427

Commercial
Commercial real estate	7	$15,945	$14,776	80	$18,937	$18,912
Commercial and industrial	2	716	579	—	—	—
Construction and land	—	—	—	2	61	60

Total commercial	9	16,661	15,355	82	18,998	18,972

Total loan modifications	874	$127,588	$128,374	1,230	$148,384	$146,399

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans; therefore, modified loans present a higher risk of loss than do new origination loans.

Loan modifications considered TDRs that re-defaulted within twelve months of their modification during the six months ended June 30, 2012 and 2011 were as follows:

	June 30, 2012
(In thousands)	Number of contracts	Recorded investment
Consumer
Residential mortgage — non FHA/VA	51	$6,935
Other consumer	1	2

Total consumer	52	6,937

Commercial
Commercial real estate	3	7,276
Construction and land	—	—

Total commercial	3	7,276

Total recidivism	55	$14,213

For the quarter and six month period ended June 30, 2012, the Company would have recognized $6.8 million and $10.2 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

As of June 30, 2012 and 2011, construction TDRs includes an outstanding balance of $66.6 million and $77.5 million, respectively, with commitments to disburse additional funds of $12.3 million and $19.1 million, respectively.

The following table presents the commercial and industrial, commercial real estate and construction and land loans portfolios by risk category.

	As of June 30, 2012
(In thousands)	Substandard	Doubtful	Loss	Total
Commercial real estate	$210,069	$5,351	$—	$215,420
Commercial and industrial	26,405	239	784	27,428
Construction and land	135,075	5,819	6	140,900

Total	$371,549	$11,409	$790	$383,748

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

For non-performing loans, the reserve is estimated either by: (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (for mortgage loans); or (ii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency in the payment received. The probability of a loan migrating to foreclosure, whether a current loan or a past due loan, and the amount of loss given default, is based upon the Company’s own experience, with more recent experience judgmentally weighted more heavily in the calculated factors.

With this practice management believes that the factors used better represent existing economic conditions. In estimating the loss given default factor, management uses rates that are unique to ranges of loan-to-value ratios (calculated as current loan balance divided by the most recent appraisal value) and the size of the loan.

Loans determined to be TDRs are considered impaired. For purpose of estimating the ALLL, impaired loans are individually evaluated for impairment. However, for residential mortgage and small commercial real estate loans determined to be TDRs, the Company pools the TDRs, forecasts the cash flows of the pool, and discounts the cash flows. If the pool yields a present value below the recorded investment of the pool of loans, impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL. The cash flow forecast of the TDR loans is based upon estimates as to the rate at which reduced interest rate loans will make the reset payments or be re-modified or, foreclosed upon, the cumulative default rate of TDR loans, the prepayment speed (voluntary and involuntary) of the loans, the likelihood a defaulted loan will be foreclosed upon, collateral sale prices in future periods, the broader economic performance, the continued behavior of Doral and the markets in a manner similar to past behavior, and other less significant matters. Actual future cash flows may deviate significantly from those estimated, and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

The activity in Doral’s ALLL for the quarters ended June 30, 2012 and 2011 was as follows:

	Quarter ended June 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total
Balance at beginning of period	$95,083	$3,507	$98,590	$26,120	$32,920	$9,160	$68,200	$166,790
Provision for loan and lease losses	2,530	448	2,978	3,848	(720)	(897)	2,231	5,209
Losses charged to the allowance	(12,742)	(1,085)	(13,827)	(4,260)	(2,517)	(159)	(6,936)	(20,763)
Recoveries	574	318	892	526	—	35	561	1,453

Balance at end of period	$85,445	$3,188	$88,633	$26,234	$29,683	$8,139	$64,056	$152,689

Reported balance of loans(1)	$3,234,587	$28,531	$3,263,118	$991,914	$366,385	$1,431,626	$2,789,925	$6,053,043

ALLL for loans subject to impairment measurement	$52,561	$—	$52,561	$15,598	$27,717	$1,553	$44,868	$97,429

Reported balance of loans subject to impairment measurement	$933,277	$—	$933,277	$269,834	$145,810	$24,167	$439,811	$1,373,088

ALLL for non-impaired loans	$32,884	$3,188	$36,072	$10,636	$1,966	$6,586	$19,188	$55,260

Reported balance of non-impaired loans	$2,301,310	$28,531	$2,329,841	$722,080	$220,575	$1,407,459	$2,350,114	$4,679,955

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $67.4 million and $1.2 million, respectively.

	Quarter ended June 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total
Balance at beginning of period	$54,016	$5,565	$59,581	$23,956	$30,642	$6,025	$60,623	$120,204
Provision for loan and lease losses	5,410	854	6,264	4,372	2,278	409	7,059	13,323
Losses charged to the allowance	(4,271)	(1,239)	(5,510)	(12,755)	(21,769)	(407)	(34,931)	(40,441)
Recoveries	—	367	367	—	—	19	19	386

Balance at end of period	$55,155	$5,547	$60,702	$15,573	$11,151	$6,046	$32,770	$93,472

Reported balance of loans(1)	$3,537,904	$46,947	$3,584,851	$666,580	$389,920	$912,420	$1,968,920	$5,553,771

ALLL for loans subject to impairment measurement	$26,963	$—	$26,963	$9,071	$3,275	$342	$12,688	$39,651

Reported balance of loans subject to impairment measurement	$792,005	$—	$792,005	$252,166	$154,505	$11,708	$418,379	$1,210,384

ALLL for non-impaired loans	$28,192	$5,547	$33,739	$6,502	$7,876	$5,704	$20,082	$53,821

Reported balance of non-impaired loans	$2,745,899	$46,947	$2,792,846	$414,414	$235,415	$900,712	$1,550,541	$4,343,387

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $132.7 million and $2.2 million, respectively.

	Six Month Period Ended June 30, 2012
(In thousands)	Non-FHA/ VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total
Balance at beginning of period	$58,369	$4,957	$63,326	$12,908	$17,747	$8,628	$39,283	$102,609
Provision for loan and lease losses	71,459	49	71,508	23,334	25,887	(339)	48,882	120,390
Losses charged to the allowance	(45,073)	(2,404)	(47,477)	(10,604)	(13,951)	(186)	(24,741)	(72,218)
Recoveries	690	586	1,276	596	—	36	632	1,908

Balance at end of period	$85,445	$3,188	$88,633	$26,234	$29,683	$8,139	$64,056	$152,689

Reported balance of loans (1)	$3,234,587	$28,531	$3,263,118	$991,914	$366,385	$1,431,626	$2,789,925	$6,053,043

ALLL for loans subject to impairment measurement	$52,561	$—	$52,561	$15,598	$27,717	$1,553	$44,868	$97,429

Reported balance of loans subject to impairment measurement	$933,277	$—	$933,277	$269,834	$145,810	$24,167	$439,811	$1,373,088

ALLL for non-impaired loans	$32,884	$3,188	$36,072	$10,636	$1,966	$6,586	$19,188	$55,260

Reported balance of non-impaired loans	$2,301,310	$28,531	$2,329,841	$722,080	$220,575	$1,407,459	$2,350,114	$4,679,955

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $67.4 million and $1.2 million, respectively.

	Six Month Period Ended June 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total
Balance at beginning of period	$56,487	$6,274	$62,761	$29,712	$25,026	$6,153	$60,891	$123,652
Provision for loan and lease losses	6,165	1,349	7,514	(1,384)	9,484	300	8,400	15,914
Losses charged to the allowance	(7,497)	(2,837)	(10,334)	(12,755)	(23,359)	(426)	(36,540)	(46,874)
Recoveries	—	761	761	—	—	19	19	780

Balance at end of period	$55,155	$5,547	$60,702	$15,573	$11,151	$6,046	$32,770	$93,472

Reported balance of loans (1)	$3,537,904	$46,947	$3,584,851	$666,580	$389,920	$912,420	$1,968,920	$5,553,771

ALLL for loans subject to impairment measurement	$26,963	$—	$26,963	$9,071	$3,275	$342	$12,688	$39,651

Reported balance of loans subject to impairment measurement	$792,005	$—	$792,005	$252,166	$154,505	$11,708	$418,379	$1,210,384

ALLL for non-impaired loans	$28,192	$5,547	$33,739	$6,502	$7,876	$5,704	$20,082	$53,821

Reported balance of non-impaired loans	$2,745,899	$46,947	$2,792,846	$414,414	$235,415	$900,712	$1,550,541	$4,343,387

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $132.7 million and $2.2 million, respectively.

The following table provides Doral’s recorded investment (which includes unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance (UPB), and the related allowance as of June 30, 2012 and December 31, 2011.

	June 30, 2012				December 31, 2011
(In thousands)	UPB	Recorded Investment	Related Allowance	Reserve %(1)	UPB	Recorded Investment	Related Allowance	Reserve %(1)
With no allowance recorded at the report date:
Residential	$322,822	$318,851	$—	—%	$132,312	$128,042	$—	—%

Total consumer	322,822	318,851	—	—%	132,312	128,042	—	—%

Commercial real estate	136,564	135,784	—	—%	115,045	114,821	—	—%
Commercial and industrial	17,512	17,350	—	—%	6,368	6,370	—	—%

Total commercial	154,076	153,134	—	—%	121,413	121,191	—	—%

With allowance recorded at the report date:
Residential	620,527	614,426	52,561	8.55%	851,833	847,408	50,349	5.94%

Total consumer	620,527	614,426	52,561	8.55%	851,833	847,408	50,349	5.94%

Commercial real estate	134,111	134,050	15,598	11.64%	116,287	116,357	8,306	7.14%
Commercial and industrial	6,822	6,817	1,553	22.78%	5,319	5,326	886	16.64%
Construction and land	146,218	145,810	27,717	19.01%	140,678	140,206	14,724	10.50%

Total commercial	287,151	286,677	44,868	15.65%	262,284	261,889	23,916	9.13%

Total
Residential	943,349	933,277	52,561	5.63%	984,145	975,450	50,349	5.16%

Total consumer	943,349	933,277	52,561	5.63%	984,145	975,450	50,349	5.16%

Commercial real estate	270,675	269,834	15,598	5.78%	231,332	231,178	8,306	3.59%
Commercial and industrial	24,334	24,167	1,553	6.43%	11,687	11,696	886	7.58%
Construction and land	146,218	145,810	27,717	19.01%	140,678	140,206	14,724	10.50%

Total commercial	441,227	439,811	44,868	10.20%	383,697	383,080	23,916	6.24%

Total (2)	$1,384,576	$1,373,088	$97,429	7.10%	$1,367,842	$1,358,530	$74,265	5.47%

(1)	Gross reserve percent represents the amount of the related allowance to the recorded investment.

The following table provides Doral’s average recorded investment in impaired loans and the related interest income recognized during period that the loans were impaired for the quarters ended June 30, 2012 and 2011:

	Quarters Ended June 30,
	2012		2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$904,835	$9,998	$609,598	$6,015

Total consumer	904,835	9,998	609,598	6,015

Commercial
Commercial real estate	267,293	1,366	241,285	1,241
Commercial and industrial	15,740	338	9,264	172
Construction and land	146,795	347	164,799	763

Total commercial	429,828	2,051	415,348	2,176

Total	$1,334,663	$12,049	$1,024,946	$8,191

	Six month period ended June 30,
	2012		2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$928,374	$19,727	$626,380	$12,029

Total consumer	928,374	19,727	626,380	12,029

Commercial
Commercial real estate	255,255	2,590	243,676	2,482
Commercial and industrial	14,392	672	9,606	344
Construction and land	144,599	692	172,351	1,526

Total commercial	414,246	3,954	425,633	4,352

Total	$1,342,620	$23,681	$1,052,013	$16,381

For TDRs where impairment is measured based on the present value of expected future cash flows, the entire change in present value is recognized as a provision for loan and lease losses, therefore, interest income in the table above does not include any interest based on the change in present value attributable to the passage of time.

12. Accounts Receivable

The Company reported accounts receivable of $35.0 million and $36.4 million as of June 30, 2012 and December 31, 2011, respectively. Total accounts receivable included $17.2 million and $15.2 million related to claims of loans foreclosed to FHA and VA as of June 30, 2012 and December 31, 2011, respectively.

13. Servicing Activities

The changes in servicing assets measured using the fair value method for the quarters and six month periods ended June 30, 2012 and 2011 are shown below:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$112,006	$116,299	$112,303	$114,342
Capitalization of servicing assets	2,977	2,546	5,060	4,642
Servicing release due to repurchase (1)	(316)	(417)	(464)	(505)
Change in fair value and amortization	(6,002)	(2,643)	(8,234)	(2,694)

Balance at end of period (2)	$108,665	$115,785	$108,665	$115,785

(1)

Amount represents the adjustment of MSR fair value related to the repurchase of $22.3 million and $28.8 million in principal balance of mortgage loans serviced for others for the quarters ended June 30, 2012 and 2011, respectively, and $32.6 million and $35.1 million for the six month periods ended June 30, 2012 and 2011, respectively.

(2)

Outstanding balance of loans serviced for third parties totaled to $7.7 billion and $8.0 billion as of June 30, 2012 and 2011, respectively. As of June 30, 2012 and 2011, outstanding balance includes $6.7 million and $10.6 million of loans being serviced under sub-servicing arrangements, respectively.

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the quarter ended June 30, 2012 was 7.7% compared to 7.3% for the corresponding 2011 period.

Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended June 30, 2012 and 2011, which were 11.2% and 11.3%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at June 30, 2012 and 2011 was 7.0 years and 7.3 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At June 30, 2012 and December 31, 2011, fair values of the Company’s retained interest were based on internal models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.

The weighted-averages of the key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2012, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$108,665	$42,841
Weighted-average expected life (in years)	7.0	5.7
Constant prepayment rate (weighted-average annual rate)	7.7%	7.7%
Decrease in fair value due to 10% adverse change	$(3,548)	$(1,089)
Decrease in fair value due to 20% adverse change	$(6,867)	$(2,129)
Residual cash flow discount rate (weighted-average annual rate)	11.2%	13.0%
Decrease in fair value due to 10% adverse change	$(4,472)	$(1,543)
Decrease in fair value due to 20% adverse change	$(8,544)	$(2,971)

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

This methodology used in the valuation model of the IOs resulted in a CPR of 7.7% and 7.5% for the quarters ended June 30, 2012 and 2011, respectively. The change in the CPR between 2012 and 2011 was due mostly to increased refinance activity as mortgage rates have decreased during 2012.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both quarters ended June 30, 2012 and 2011.

The activity of interest-only strips is shown below:

	Quarters ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$42,123	$41,618	$43,877	$44,250
Amortization	(1,437)	(1,947)	(3,286)	(4,128)
Gain on the IO value	2,155	4,079	2,250	3,628

Balance at end of period	$42,841	$43,750	$42,841	$43,750

The gain in IO value results from the general decrease in market interest rates during the period.

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of June 30, 2012, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates (Basis Points)	Constant Prepayment Rate	Weighted-Average Expected Life (Years)	Change in Fair Value of IOs	Percentage of Change
200	5.2%	6.7	$(6,346)	(14.8)%
100	6.3%	6.3	(3,491)	(8.1)%
50	6.9%	6.0	(1,799)	(4.2)%
Base	7.7%	5.7	—	—%
-50	8.7%	5.4	1,244	2.9%
-100	9.1%	5.3	1,958	4.6%
-200	9.5%	5.2	3,043	7.1%

Servicing Related Matters

At June 30, 2012, escrow funds and custodial accounts included approximately $73.6 million deposited with Doral Bank. These funds are included within the cash and due from banks caption in the Company’s accompanying consolidated financial statements. Escrow funds and custodial accounts also included approximately $29.6 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $20.0 million, respectively, as of June 30, 2012.

14. Sale and Securitization of Mortgage Loans

For the quarter and six month periods ended June 30, 2012, the unpaid principal balance of loan sales and securitizations totaled $176.7 million and $301.2 million, respectively, and $132.5 million and $253.3 million for the comparable 2011 periods, while loans with servicing released or derecognized due to repurchases totaled $32.6 million and $35.1 million for the six months ended June 30, 2012 and 2011, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At June 30, 2012 and December 31, 2011, mortgage servicing advances totaled $61.6 million and $61.8 million, respectively, net of a reserve of $12.0 million and $11.4 million, respectively.

In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 29% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of June 30, 2012, no servicing agreements have been terminated.

15. Real Estate Held for Sale, net

The Company acquires real estate held for sale through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale, net totaled $125.5 million and $121.2 million as of June 30, 2012 and December 31, 2011, respectively.

The following table provides the balances of other real estate owned (“OREO”) for the periods indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Residential	$64,357	$60,584
Commercial	25,119	20,589
Construction and land	36,054	39,980

Balance at end of period	$125,530	$121,153

The following table presents activity of OREO for the periods indicated:

	Quarters ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$127,415	$103,767	$121,153	$100,273
Additions	11,162	22,331	25,598	51,703
Sales	(9,062)	(22,110)	(14,180)	(44,836)
Retirements	(394)	(1,882)	(571)	(4,266)
Provision for OREO losses	(3,591)	(607)	(6,470)	(1,375)

Balance at end of period	$125,530	$101,499	$125,530	$101,499

16. Deposits

The following table summarizes deposit balances as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Brokered deposits	$2,097,747	$2,157,808
Certificates of deposit	832,047	669,438
Money markets accounts	486,991	447,082
Negotiable Order of Withdrawal (“NOW”) accounts and other transactions accounts	420,631	422,341
Regular savings	387,124	401,744

Total interest-bearing	4,224,540	4,098,413
Non-interest-bearing deposits	313,330	296,303

Total deposits	$4,537,870	$4,394,716

At June 30, 2012 and December 31, 2011, the Company reclassified from deposit accounts to loan balances $0.3 million and $0.5 million, respectively, of overdrafts.

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

(Dollars in thousands)	June 30, 2012	December 31, 2011
Repurchase agreements with maturities ranging from November 2012 to June 2015, at various fixed rates with the weighted average rate of 2.42% at June 30, 2012 and December 31, 2011.	$342,300	$342,300

Putable repurchase agreement with a maturity of February 2014 at a rate of 2.98% at June 30, 2012 and December 31, 2011, with a callable date of August 2012 (2011 — call date was February 2012).	100,000	100,000

	$442,300	$442,300

Maximum repurchase agreements outstanding at any month end during the six month period ended June 30, 2012 was $442.3 million. The approximate average daily outstanding balance of securities sold under repurchase agreements for the six month period ended June 30, 2012 was $442.3 million. The weighted-average interest of such agreements, computed on a daily basis was 2.59% for the six month period ended June 30, 2012.

18. Advances from FHLB

Advances from FHLB consisted of the following, as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Non-callable advances with maturities ranging from September 2012 to February 2016 at various fixed rates with a weighted average of 3.29% and 3.23% at June 30, 2012 and December 31, 2011, respectively.	$1,094,380	$1,111,583

Non-callable advances with maturities ranging from October 2012 to November 2012, tied to 1-month LIBOR adjustable monthly, at various variable rates with a weighted average rate of 0.27% and 0.32% at June 30, 2012 and December 31, 2011, respectively.	50,000	50,000

Putable structured advance due on March 2012, at a fixed rate of 5.04% at December 31, 2011.	—	80,000

	$1,144,380	$1,241,583

Maximum advances outstanding at any month end during the six month period ended June 30, 2012 were $1.3 billion. The approximate average daily outstanding balance of advances from FHLB for the six month period ended June 30, 2012 was $1.2 billion. The weighted-average interest of such advances, computed on a daily basis was 3.34% for the six month period ended June 30, 2012.

At June 30, 2012, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

The advances from FHLB are subject to early termination fees.

19. Loans Payable

At June 30, 2012 and December 31, 2011, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Secured borrowings with local financial institutions, at variable interest rates tied to a 3-month LIBOR with a weighted average of 1.95% and 1.91% at June 30, 2012 and December 31, 2011, respectively, collateralized by residential mortgage loans.	$260,854	$271,795

Secured borrowings with local financial institutions, at fixed interest rates with a weighted average of 7.23% and 7.39% at June 30, 2012 and December 31, 2011, respectively, collateralized by residential mortgage loans.	13,325	14,110

	$274,179	$285,905

The expected maturity date of secured borrowings based on collateral is from July 2012 to December 2025. The maximum loans payable balance outstanding at any month end during the six month period ended June 30, 2012 were $284.1 million. The approximate average daily outstanding balance of loans payable for the six month period ended June 30, 2012 was $281.5 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.22% for the six month period ended June 30, 2012.

At June 30, 2012 and December 31, 2011, the Company had $100.9 million and $109.1 million, respectively, of loans held for sale and $173.3 million and $175.7 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

20. Notes Payable

Notes payable consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	$—	$29,969

$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	99,095	98,993

$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,592	39,557

$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,544	29,529

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2012 to December 2029, paying interest monthly.	36,860	37,405

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2012 to December 2029, paying interest monthly.	7,100	7,200

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	10,909	14,273

$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%), due on July 21, 2020, paying interest quarterly commencing on January 2011.	249,850	249,840

$331.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.69%), due on July 26, 2023, paying interest quarterly commencing on November 2012.	326,033	—

	$798,983	$506,766

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2012, the outstanding principal balance of the bonds was $44.0 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2012 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

For additional information regarding the $250.0 million and $331.0 million notes issued during 2010 and 2012, respectively, refer to note 28.

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

Until December 31, 2010, the maximum statutory corporate income tax rate in Puerto Rico was 39.00%. Under the 1994 Puerto Rico Internal Revenue Code, as amended (the “1994 Code”), corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend-received deduction on dividends received from Puerto Rico Operations of Doral Bank (“Doral Bank PR”) or any other Puerto Rico subsidiary subject to tax under the 1994 Code.

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

The Company made the election to remain subject to the provisions of the 1994 Code for the Doral Financial, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, CB, LLC and Doral Investment. In the past, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets (“DTAs”) subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. By electing to change to the 2011 Code, the Company realized a tax benefit of $1.2 million due to the reduced tax rate provided under the 2011 Code at Doral Insurance Agency for deferred tax assets that were previously recorded at the higher 39.00% rate.

Income Tax Expense

The components of income tax expense are summarized below:

	Quarters Ended June 30,		Six month periods ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Current income tax expense—United States	$2,132	$3,101	$3,971	$5,475
Deferred income tax (benefit) expense:
Puerto Rico	(322)	450	(114,217)	3,120
United States	(1,025)	(680)	(1,593)	(627)

Total deferred income tax expense (benefit)	(1,347)	(230)	(115,810)	2,493

Total income tax expense (benefit)	$785	$2,871	$(111,839)	$7,968

The current income tax expense of $2.1 million and $4.0 million for the quarter and six month periods ended June 30, 2012 was related to the growth of the U.S. operations, an increase in the reserve for uncertain income tax positions, and the branch-level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax benefit of $1.3 million for the quarter ended June 30, 2012 was related to the growth in operations in the US.

The deferred income tax benefit of $115.8 million for the six month period ended June 30, 2012 resulted mainly from the $113.2 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a new Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax.

Deferred Tax Components

The Company’s DTA consists primarily of net operating loss carry-forwards, allowance for loan losses and other temporary differences arising from the daily operations of the Company.

Prior to March 2012, the largest component of the DTA arose from the IO DTA, which represented a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. The intangible asset was created by a series of closing agreements that Doral entered into with the Puerto Rico Government, which were entered into in 2004 through 2010. However, on March 26, 2012 Doral signed a new closing agreement (the “Closing Agreement”) specifying the terms and conditions under which Doral could recover certain amounts paid as taxes to the Commonwealth of Puerto Rico for certain years prior to 2005. In the agreement, the Commonwealth of Puerto Rico states that as of March 26, 2012 it has a payable to Doral of approximately $230.0 million resulting from past Doral tax payments (prepaid tax), and that Doral has the right to use the amount due from the Commonwealth of Puerto Rico to offset future Doral tax obligations, or that Doral may claim a refund that the Commonwealth of Puerto Rico may pay over a five-year period. This agreement is the fifth agreement between Doral and the Commonwealth of Puerto Rico related to this matter. This agreement clearly states and recognizes the source of the amount of past taxes paid by Doral, and the Commonwealth of Puerto Rico’s obligation to return the overpayments to Doral.

Net operating losses (“NOLs”) generated between 2005 and 2012 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of June 30, 2012, will expire beginning in 2016 until 2022 for Puerto Rico entities and 2025 through 2032 for United States entities filing in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

The Company evaluates its deferred tax asset to determine if it can be realized, and the deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

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

As of June 30, 2012, the Company had two Puerto Rico entities which had incurred several consecutive years of losses. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future.

Accordingly, as of June 30, 2012 and December 31, 2011, the Company determined that it was more likely than not that $321.4 million and $432.9 million, respectively, of its gross deferred tax asset would not be realized and maintained a valuation allowance for that amount.

As of June 30, 2012 and December 31, 2011, the deferred tax assets and liabilities by legal entity were as follows:

	As of June 30, 2012
(Dollars in thousands)	Doral Financial Corporation	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Net operating loss carry-forwards	$50,244	$140,353	$2,651	$—	$243	$1,023	$194,514
Allowance for loan and lease losses	5,296	50,116	—	—	1,056	3,005	59,473
Capital loss carry-forward	4,344	15,814	—	—	3	—	20,161
Reserve for losses on OREO	3,725	15,367	—	—	83	—	19,175
Other	10,289	25,814	277	2,921	1,870	456	41,627

Gross deferred tax assets	73,898	247,464	2,928	2,921	3,255	4,484	334,950
Valuation allowance	(73,898)	(247,464)	—	—	—	—	(321,362)

Net deferred tax assets	—	—	2,928	2,921	3,255	4,484	13,588

Differential in tax basis of IOs	$(12,852)	$—	$—	$—	$—	$—	$(12,852)
Unrealized gains on investment securities available for sale	—	(483)	—	—	—	—	(483)
Other	—	(314)	(183)	—	(504)	(333)	(1,334)

Gross deferred tax liabilities	(12,852)	(797)	(183)	—	(504)	(333)	(14,669)

Net deferred tax (liability) asset	$(12,852)	$(797)	$2,745	$2,921	$2,751	$4,151	$(1,081)

	As of December 31, 2011
(Dollars in thousands)	Doral Financial Corporation	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Differential in tax basis of IOs sold	$184,555	$—	$—	$—	$—	$—	$184,555
Net operating loss carry-forwards	47,989	190,096	3,360	—	1,353	358	243,156
Allowance for loan and lease losses	3,902	32,914	—	—	195	2,874	39,885
Capital loss carry-forward	849	15,905	—	—	3	—	16,757
Reserve for losses on OREO	2,619	11,364	—	—	83	—	14,066
Unrealized losses on investment securities available for sale	206	—	—	—	—	—	206
Other	16,768	24,930	138	2,928	1,432	437	46,633

Gross deferred tax assets	256,888	275,209	3,498	2,928	3,066	3,669	545,258
Valuation allowance	(157,641)	(275,292)	—	—	—	—	(432,933)

Net deferred tax assets	99,247	(83)	3,498	2,928	3,066	3,669	112,325

Unrealized gains on investment securities available for sale	—	(132)	—	—	—	—	(132)
Other	—	(282)	(64)	—	(504)	(337)	(1,187)

Gross deferred tax liabilities	—	(414)	(64)	—	(504)	(337)	(1,319)

Net deferred tax asset (liability)	$99,247	$(497)	$3,434	$2,928	$2,562	$3,332	$111,006

(1)	The deferred tax assets and liabilities of Doral Bank are segregated between the Puerto Rico and U.S. divisions as the related deferred tax assets and liabilities are from different tax jurisdictions.

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39% tax rate in effect under the 1994 Code. As of June 30, 2012, net DTAs totaling $303.1 million were at the higher rates, pursuant to the 1994 Code, with a valuation allowance of $301.0 million. Deferred tax liabilities (“DTLs”) of $12.4 million were at the 30.00% tax rate while net DTAs of $30.2 million with a valuation allowance of $20.4 million, were at other tax rates.

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets has not been recorded since they are expected to continue to be profitable. At June 30, 2012, the net deferred tax asset associated with these two companies Doral Mortgage and Doral Insurance Agency was $5.7 million, compared to $6.4 million at December 31, 2011. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

As of June 30, 2012 and December 31, 2011, the deferred tax asset valuation allowance off-set the following deferred tax assets:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Differential in tax basis of IOs sold	$—	$85,514
Net operating loss carry-forwards	190,597	238,085
Allowance for loan and lease losses	55,412	36,816
Capital loss carry-forward	20,158	16,754
Reserve for losses on OREO	19,092	13,983
Other	36,103	41,781

Total valuation allowance	$321,362	$432,933

The valuation allowance also includes $0.4 million related to deferred taxes on unrealized losses on cash flow hedges as of December 31, 2011.

Accounting for Uncertainty in Income Taxes

As of June 30, 2012, the Company recognized a tax expense of $1.9 million, for an uncertain tax position arising from an IRS audit finding related to the treatment of a U.S. NOL. The Company is in the process of appealing the finding, but is unable to determine if the matter will be resolved in the next twelve months.

As of June 30, 2012 and December 31, 2011, the Company had accrued interest and penalties on unrecognized tax benefits of $1.0 million and $0.8 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

22. Guarantees

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the six month period ended June 30, 2012, repurchases totaled $5.6 million, compared to $4.2 million for the corresponding period in 2011. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statement of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans was $99.7 million and $109.8 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90—120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2012 and December 31, 2011, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $569.4 million and $687.5 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $509.1 million and $619.7 million, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults and industry standard representations and warranties. For the quarter and six month period ended June 30, 2012, the Company repurchased at fair value $2.5 million and $6.2 million, respectively, pursuant to recourse provisions, compared to $1.4 million and $5.8 million, respectively, for the corresponding periods of 2011.

Doral Financial’s reserve for its exposure to recourse amounted to $8.6 million and $11.0 million as of June 30, 2012 and December 31, 2011, respectively, and the reserve for other credit-enhanced transactions explained above amounted to $7.7 million and $7.9 million as of June 30, 2012 and December 31, 2011, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the statement of financial condition, for the each of the periods shown:

	Quarter Ended	Six Month Period Ended
(In thousands)	June 30, 2012	June 30, 2012
Balance at beginning of period	$8,866	$10,977
Net charge-offs / termination	(219)	(1,356)
Release from recourse liability	(43)	(1,017)

Balance at end of period	$8,604	$8,604

23. Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit, commitments to sell loans and the maximum contractual recourse exposure.

(In thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit	$297,710	$157,030
Commitments to sell loans	337,333	178,789
Commercial and performance standby letter of credit	1,225	25
Maximum contractual recourse exposure	509,140	619,747

Total	$1,145,408	$955,591

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

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty

Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90—120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities”. The Company discontinued the practice of selling loans with recourse obligations in 2005.

24. Contingencies

Doral Financial and its subsidiaries are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business, including employment related matters. Management believes, after review of the facts of each case with legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition or results of operations of Doral Financial.

Since 2005, Doral Financial became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement. For additional information on Legal Matters and Banking Regulatory Matters refer to Note 32 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

25. Earnings Per Share Data

The following table presents the computation of earnings (losses) per share for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net (Loss) Income:
Net (loss) Income	$(1,612)	$4,477	$992	$7,800
Convertible preferred stock dividend	(2,415)	(2,415)	(4,830)	(4,830)

Net (loss) income attributable to common shareholders	$(4,027)	$2,062	$(3,838)	$2,970

Weighted-Average Number of Common Shares Outstanding (1)	128,460,423	127,293,756	128,426,540	127,293,756

Net (Losses) Earnings per Common Share (2)	$(0.03)	$0.02	$(0.03)	$0.02

(1)

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of June 30, 2012, there were 40,000 stock options and 4,607,516 shares of restricted stock outstanding.

(2)

For the quarter and six month period ended or the quarters and six month periods ended June 30, 2012 and 2011, net (losses) earnings per common share represents both the basic and diluted (losses) earnings per common share, respectively, for each of the periods presented.

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

For the quarter ended June 30, 2012 and 2011, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

26. Fair Value of Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$622	$—	$—	$622	$722	$—	$—	$722
IOs	42,841	—	—	42,841	43,877	—	—	43,877
Derivatives	—	—	—	—	204	—	204	—

Total Securities Held for Trading	43,463	—	—	43,463	44,803	—	204	44,599

Securities Available for Sale
Agency MBS	541,891	—	540,497	1,394	360,489	—	359,044	1,445
CMO Government Sponsored Agencies	19,669	—	13,172	6,497	32,949	—	26,202	6,747
Non-Agency CMOs	—	—	—	—	5,622	—	—	5,622
Obligations U.S. Government Sponsored Agencies	44,966	—	44,966	—	44,994	—	44,994	—
Other	29,761	—	—	29,761	39,135	—	10,107	29,028

Total Securities Available for Sale	636,287	—	598,635	37,652	483,189	—	440,347	42,842

Servicing Assets	108,665	—	—	108,665	112,303	—	—	112,303

	$788,415	$—	$598,635	$189,780	$640,295	$—	$440,551	$199,744

Liabilities:
Derivatives (1)	$1,223	$—	$1,223	$—	$2,126	$—	$2,126	$—

(1)	Forward contracts and interest rate swaps included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

The changes of assets and liabilities in Level 3 for the quarter and six month periods ended June 30, 2012 and June 30, 2011, measured at fair value on a recurring basis are summarized below:

	For the quarter ended June 30, 2012
(In thousands)	Balance, beginning of quarter	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of quarter
Securities held for trading
MBS	$692	$(70)	$—	$—	$—	$—	$622
IOs (1)	42,123	718	—	—	—	—	42,841

Total securities held for trading	42,815	648	—	—	—	—	43,463
Securities available for sale (2)
Agency MBS	1,451	—	—	(7)	(50)	—	1,394
CMO Government Sponsored Agencies	6,551	—	—	116	(170)	—	6,497
Non-Agency CMOs	1,852	—	—	—	—	(1,852)	—
Other	38,476	—	—	211	(7,441)	(1,485)	29,761

Total securities available for sale	48,330	—	—	320	(7,661)	(3,337)	37,652
Servicing Assets (3)	112,006	(6,318)	2,977	—	—	—	108,665

Balance at end of period	$203,151	$(5,670)	$2,977	$320	$(7,661)	$(3,337)	$189,780

	For the quarter ended June 30, 2011
(In thousands)	Balance, beginning of quarter	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains included in other comprehensive loss	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of quarter
Securities held for trading
MBS	$805	$25	$—	$—	$—	$—	$830
IOs (1)	41,618	2,132	—	—	—	—	43,750

Total securities held for trading	42,423	2,157	—	—	—	—	44,580
Securities available for sale (2)
Agency MBS	1,682	—	—	12	(26)	—	1,668
CMO Government Sponsored Agencies	7,336	—	—	10	(63)	—	7,283
Non-Agency CMOs	7,753	(86)	—	216	77	—	7,960
Other	11,876	—	—	187	(140)	—	11,923

Total securities available for sale	28,647	(86)	—	425	(152)	—	28,834
Servicing Assets (3)	116,299	(3,059)	2,545	—	—	—	115,785

Balance at end of period	$187,369	$(988)	$2,545	$425	$(152)	$—	$189,199

(1)

Changes in fair value are recognized in net gain (loss) on trading assets in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the quarter ended June 30, 2012, the IO had a gain of approximately $2.1 million for change in fair value and an amortization of $1.4 million. For the quarter ended June 30, 2011, the IO had a gain of $4.1 million for change in fair value and an amortization of $2.0 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income on mortgage-backed securities.
(3)

Change in fair value of servicing assets is recognized in non-interest income as mortgage loan servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on loans securitized and sold and capitalization of mortgage servicing.

(4)

Amortization of premium and discount of $1.9 million and $2.1 million for the quarters ended June 30, 2012 and 2011, respectively, is recognized within interest income from MBS in the consolidated statement of operations.

	For the six month period ended June 30, 2012
(In thousands)	Balance, beginning of year	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of year
Securities available for trading
MBS	$721	$(99)	$—	$—	$—	$—	$622
IOs(1)	43,877	(1,036)	—	—	—	—	42,841

Total securities held for trading	44,598	(1,135)	—	—	—	—	43,463

Securities available for sale(2)
Agency MBS	1,445	—	—	(1)	(50)	—	1,394
CMO Government Sponsored Agencies	6,748	—	—	180	(431)	—	6,497
Non-Agency CMOs	5,621	(4,881)	—	1,313	(201)	(1,852)	—
Other	29,028	(1,515)	—	1,706	(8,492)	9,034	29,761

Total securities available for sale	42,842	(6,396)	—	3,198	(9,174)	7,182	37,652

Servicing asset(3)	112,303	(8,698)	5,060	—	—	—	108,665

Balance at end of period	$199,743	$(16,229)	$5,060	$3,198	$(9,174)	$7,182	$189,780

	For the six month period ended June 30, 2011
(In thousands)	Balance, beginning of year	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales)	Balance, end of year

Securities held for trading
MBS	$766	$64	$—	$—	$—	$—	$830
IOs(1)	44,250	(500)	—	—	—	—	43,750

Total securities held for trading	45,016	(436)	—	—	—	—	44,580

Securities available for sale(2)
Agency MBS	1,692	—	—	26	(50)	—	1,668
CMO Government Sponsored Agencies	7,389	—	—	28	(134)	—	7,283
Non-Agency CMOs	7,192	(86)	—	724	130	—	7,960
Other	7,077	—	—	204	(360)	5,002	11,923

Total securities available for sale	23,350	(86)	—	982	(414)	5,002	28,834

Servicing Assets(3)	114,342	(3,199)	4,642	—	—	—	115,785

Balance at end of period	$182,708	$(3,721)	$4,642	$982	$(414)	$5,002	$189,199

(1)

Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the six months ended June 30, 2012, the IO had a gain of $2.3 million for change in fair value and an amortization of $3.3 million. For the six months ended June 30, 2011, the IO had a gain of $3.6 million for change in fair value and an amortization of $4.1 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income as mortgage-backed securities.
(3)

Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.

(4)

Amortization of premium and discount of $3.8 million and $6.0 million for the six months ended June 30, 2012 and 2011 respectively is recognized within interest income from MBS in the consolidated financial statements.

The following table includes quantitative information about significant unobservable inputs used to measure the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Company, such as prices of prior transactions and/or unadjusted third-party pricing sources.

	As of June 30, 2012
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs	Range of inputs (WA)
IOs	$42,841	Discounted cash flow model	Weighted average remaining life	5.7 years
			Discount rate	13.0%
			Constant prepayment rate	7.7%
CMO Government Sponsored Agencies	2,456	Discounted cash flow model	Zero volatility spread or Yield curve spread on MBS	0.54 - 0.79 (0.71)%
			Weighted average maturity	125 - 129 (127) months
			Prepayment speed assumption	405 - 486 (430)

Other	5,077	Linear regression analysis	Collateral term to maturity(1)	2.63 - 7.19 (5.17) years
			Collateral Coupon(1)	3.45 - 5.40 (4.24)%
			Collateral Weighted average price(1)	99.95 - 102.85 (101.56)
			Collateral Weighted average yield(1)	2.85 - 5.36 (3.80)%
			Investment security’s Term to maturity(2)	1.62 years
			Investment security’s Coupon(2)	3.5%
Servicing asset	108,665	Discounted cash flow model	Weighted average remaining life	7.0 years
			Discount rate	9.0 - 14.14 (11.2)%
			Constant prepayment rate	6.77 - 8.51 (7.7)%

(1)	Inputs are related to the investment securities’ underlying collateral.
(2)	Inputs are related to the investment securities.

The unobservable inputs used in the fair value measurement of the Company’s interest-only strips and the servicing asset include constant prepayment rates, discount rates, and weighted average remaining life. Changes in market interest rates may result in lower or higher prepayments, which have the effect of lengthening or shortening the life of underlying mortgages, which increases/decreases the fair value of the IOs and the MSRs. Discount rates vary according to the perceived risks of the loan portfolios. Increases in discount rates result in a lower fair value measurement.

The Company internally determines the fair value of IOs and servicing assets, which is based on discounted cash flow methods. Constant prepayment rates and discount rates assumptions are developed internally using (1) market derived assumptions and (2) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior. These assumptions are then benchmarked with other institutions’ valuation assumptions relating to servicing assets and other retained interests to assess reasonability.

The Company measures the fair value of CMO Government Sponsored Agencies using unobservable inputs, such as the zero-volatility spread or yield curve spread on MBS, the weighted average maturity and the prepayment speed assumptions. Increases or decreases in prepayment speed assumptions, decrease or increase the collateral’s term to maturity and results in a lower or higher fair value measurement.

The unobservable inputs used in measuring fair value of the Other category include the collateral’s term to maturity, coupon, weighted average price and weighted average yield as well as the investment security’s term to maturity and coupon. There is an inverse relationship between the collateral’s coupon rate and the fair value of the investment security. As the collateral coupon decreases, the fair value measurement will increase. As the collateral’s term to maturity increases the fair value measurement of the investment security will also increase.

Investment securities available for sale also include securities for which the fair value measurement is provided by third parties. For Agency MBS available for sale securities, fair value measurement is derived from a third party provider that uses a tax-exempt basis within a pool specific evaluation model which: (i) creates a projected prepayment speed related to the seasoning of the underlying mortgages; (ii) the projected speed together with the unit range is used to project the tranche cash flow and determine an average life and; (iii) the appropriate spread is applied to the curve that is equal to the average life for each tranche resulting in the yield that the cash flows are discounted. The fair value measurement of certain CMO Government Sponsored Agencies is derived from a third-party that uses a yield table analysis considering factors, such as; (i) tax status; (ii) coupon: (iii) maturity and; (iv) cash flows or prepayments. The fair value measurement of certain securities in the Other category is derived from a third-party broker dealer that uses the value of the collateral to arrive at the fair value. Third-party prices obtained are evaluated by comparing them against previous quoted prices. In the event that quotes present significant variances when compared to prior periods, these are referred to the third-party price provider for an explanation or validation of the quoted price.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with current accounting guidance. These adjustments to fair value usually result from application of lower-of-cost or market accounting or write-downs of individual assets.

The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	Carrying Value	Level 3
June 30, 2012
Loans receivable (1)	$291,304	$291,304
Real estate held for sale (2)	54,878	54,878

Total	$346,182	$346,182

December 31, 2011
Loans receivable (1)	$234,836	$234,836
Real estate held for sale (2)	56,954	56,954

Total	$291,790	$291,790

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

The valuation methodologies used in to arrive at the nonrecurring fair value adjustments included above are:

Loans receivable

Loans receivable include collateral dependent loans for which the repayment of the loan is expected to be provided solely by the underlying collateral. From time to time, the Company records nonrecurring fair value adjustments to collateral dependent loans to reflect: (i) partial write-downs that are based on the fair value of the collateral; or (ii) the full charge off of the loan carrying value. The fair value of the collateral is mainly derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3.

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

The following table summarizes losses relating to assets classified as Level 3 held at the reporting periods.

	Location of Loss Recognized in	For the quarters ended June 30,		For the six month periods ended June 30,
(In thousands)	the Statement of Operations	2012	2011	2012	2011
Loans receivable	Provision for loan and lease losses	$24,705	$8,411	$39,148	$5,789
Real estate held for sale	Other real estate owned expenses	$8,584	$1,945	$18,275	$6,493

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of June 30, 2012 and December 31, 2011. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	June 30, 2012
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$395,012	$395,012	$395,012	$—	$—
Restricted cash	21,809	21,809	21,809	—	—
Securities held for trading	43,463	43,463	—	—	43,463
Securities available for sale	636,287	636,287	—	598,635	37,652
Loans held for sale (1)	364,993	371,053	—	—	371,053
Loans receivable, net	5,968,941	5,873,311	—	—	5,873,311
Servicing assets	108,665	108,665	—	—	108,665

Financial liabilities:
Deposits	$4,537,870	$4,580,311	$—	$4,580,311	$—
Securities sold under agreements to repurchase	442,300	452,497	—	452,497	—
Advances from FHLB	1,144,380	1,220,178	—	1,220,178	—
Loans payable	274,179	274,179	—	274,179	—
Notes payable	798,983	783,022	—	783,022	—
Derivatives (2)	1,223	1,223	—	1,223	—

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$308,811	$308,811
Restricted cash	180,435	180,435
Securities held for trading	44,803	44,803
Securities available for sale	483,189	483,189
Loans held for sale (1)	318,271	326,703
Loans receivable	5,820,374	5,667,760
Servicing assets	112,303	112,303

Financial liabilities:
Deposits	$4,394,716	$4,425,081
Securities sold under agreements to repurchase	442,300	455,452
Advances from FHLB	1,241,583	1,324,630
Loans payable	285,905	285,905
Notes payable	506,766	476,294
Derivatives (2)	2,126	2,126

(1)	Includes $187.7 million and $168.5 million for June 30, 2012 and December 31, 2011, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.
(2)

Includes approximately $0.3 and $0.2 million of derivatives held for trading purposes and $0.9 million and $1.9 million of derivatives held for purposes other than trading, for June 30, 2012 and December 31, 2011, respectively, as part of accrued expenses and other liabilities in the consolidated statement of financial condition.

Cash and due from banks and restricted cash

The carrying value of short-term financial instruments, which includes cash and due from banks and restricted cash, approximates its fair value since they have no stated maturity or short-term maturity and they pose limited credit risk to the Company. Under the fair value hierarchy, cash and due from banks and restricted cash are classified as Level 1.

Securities held for trading

Securities held for trading, which includes the Company’s interest only strips, are classified as Level 3. The Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimate of assumptions market participants use in determining the fair value.

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. The fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation technique, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors.

Loans held for sale

Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Loans held for sale consist primarily of mortgage loans. The market value of mortgage loans held for sale is measured using observable and non-observable inputs. Unobservable inputs include a multi-component model for prepayments, weighted average life of the loans and duration. Loans held for sale are classified as Level 3.

Loans receivable

Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), and net of the allowance for loans and lease losses. For the fair value of loans receivable not reported at fair value, loans are classified by type such as residential mortgage loans, commercial real estate, commercial and industrial, construction and land and consumer loans. The fair value of residential mortgage loans is based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. For the syndicated commercial loans, fair value is measured based on market information on trading activity. For all other loans, the fair value is estimated using discounted cash flow analysis, based on LIBOR and with adjustments that the Company believes a market participant would consider in determining fair value for like assets. The Company classifies loans receivable that are not subject to nonrecurring fair value adjustments as Level 3.

Deposits

The fair value of deposits with stated maturities is based on the amount payable on demand as of the respective dated. These deposits include non-interest bearing deposits, regular savings, now and other transaction accounts and money market accounts. The fair value measurement of deposits with stated maturities is calculated using a discounted cash flows technique with observable and unobservable inputs. The observable input is the broker certificates of deposit curve while the unobservable input is the forward curve. Deposits are classified as Level 2 in the fair value hierarchy.

Loans payable

Loans payable, classified as Level 2, are secured lending arrangements with local financial institutions that are generally floating rate instruments, and therefore, their fair value has been determined to be par.

Notes payable, advances from the FHLB and securities sold under agreements to repurchase

The fair value measurement of notes payable, advances from the FHLB and securities sold under agreements to repurchase is measured using a discounted cash flows technique with observable and unobservable inputs. The observable input is the LIBOR curve while the unobservable input is the forward curve. These liabilities are classified as Level 2 in the fair value hierarchy.

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

As of June 30, 2012 and December 31, 2011, the Company had the following derivative financial instruments outstanding:

	June 30, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
(In thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$50,000	$—	$(883)	$50,000	$—	$(1,890)
Other Derivatives (non hedges):
Interest rate caps	180,000	—	—	180,000	—	—
Forward contracts	105,000	—	(340)	61,000	204	(236)

Total	$335,000	$—	$(1,223)	$291,000	$204	$(2,126)

Cash Flow Hedges

As of both June 30, 2012 and December 31, 2011, the Company had $50.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between October 2012 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from the FHLB. For the quarters and six month periods ended June 30, 2012 and 2011, the Company did not recognize ineffectiveness for the interest rate swaps designated as cash flow hedges. As of June 30, 2012 and 2011, accumulated other comprehensive income included unrealized gain on cash flow hedges of $0.2 million and unrealized loss on cash flow hedges of $2.0 million, respectively, of which the Company expects to reclassify approximately $0.8 million and $2.5 million, respectively, against earnings during the next twelve months.

Doral Financial’s interest rate swaps had weighted average receive rates of 0.27% and 0.26% and weighted average pay rates of 4.62% and at 4.62% as of June 30, 2012 and December 31, 2011.

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended June 30, 2012 and 2011.

(Dollars in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges June 30, 2012
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(883)	$538	$(556)

June 30, 2011
Interest rate swaps	Interest expense – Advances from FHLB	$74,000	$(3,382)	$554	$(825)

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the six month periods ended June 30, 2012 and 2011.
(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income to Income	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income to Income
Cash flow Hedges June 30, 2012
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(883)	$1,002	$(1,080)

June 30, 2011
Interest rate swaps	Interest expense – Advances from FHLB	$74,000	$(3,382)	$1,287	$(1,589)

Trading and Non-Hedging Activities

The following table summarizes the total derivatives positions at June 30, 2012 and 2011, respectively, and their different designations. The table also includes net gains (losses) on derivative positions for the periods indicated.

		June 30, 2012
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net (Loss) Gain for the Quarter	Net (Loss) Gain for the Six Month Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain on trading assets and derivatives	$180,000	$—	$—	$—
Forward contracts	Net gain on trading assets and derivatives	105,000	(340)	(1,905)	(1,715)

		$285,000	$(340)	$(1,905)	$(1,715)

		June 30, 2011
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Loss for the Quarter	Net (Loss) Gain for the Six Month Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain on trading assets and derivatives	$210,000	$1	$(2)	$(12)
Forward contracts	Net gain on trading assets and derivatives	55,000	(45)	(704)	(1,331)

		$265,000	$(44)	$(706)	$(1,343)

Doral Financial held $285.0 million and $241.0 million in notional value of derivatives not designated as hedges at June 30, 2012 and December 31, 2011, respectively.

The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of June 30, 2012 and December 31, 2011, the Company had outstanding interest rate caps with a notional amount of $180.0 million, respectively.

The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSR. The notional amount of the forward contract used to create an economic hedge on its MSR as of June 30, 2012 and 2011, was $25.0 million and $25.0 million, respectively. As of June 30, 2012 and 2011, the Company had a notional amount of $80.0 million and $30.0 million, respectively, of forwards hedging its warehousing line. For the quarter and six month periods ended June 30, 2012, the Company recorded losses of $1.9 million and $1.7 million, respectively, on forward contracts which included gains of $0.3 million and $0.4 million respectively, related to the economic hedge on the MSR. For the quarter and six month period ended June 30, 2011, the Company recorded losses of $0.7 million and $1.3 million on forward contracts which included gains of $0.6 million and $59,000, respectively, related to the economic hedge on the MSR.

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

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Furthermore, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers.

Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at June 30, 2012 and December 31, 2011 was not considered material.

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

Servicing Assets: In the ordinary course of business, the Company transfers financial assets (whole loan sales/securitizations) in which it has retained the right to service the assets. The servicing portfolio was considered a potential source of variable interest and was analyzed to determine if any VIEs required consolidation. The servicing portfolio was grouped into three segments: (i) government sponsored entities (“GSEs”), (ii) governmental agencies and (iii) private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by this guidance. The Company determined that its involvement with these entities is in the ordinary course of business and that it met the criteria established to consider the servicing activities as those of a service provider (fiduciary in nature) rather than a decision-maker.

Investment Securities: The Company analyzed its investment portfolio and determined that it had several residual interests in Non Agency CMOs that required full analysis to determine the primary beneficiary. For trading assets and insignificant residual interests as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary since it does not have power over the significant activities of the entity. For two residual interests in Non Agency CMOs where the Company is also the servicer of the underlying assets it was determined that due to: (i) the unilateral ability of the issuers to remove the Company from its role as servicer for loans more than 90 days past due; (ii) the issuer’s rights to object to commencement of the foreclosure procedures; and (iii) the requirement for issuer authorization of the sales price of all foreclosed property; the Company did not have power over the significant activities of the entity and therefore consolidation was not appropriate. As of June 30, 2012, the securities related to the two private investors were sold, therefore the Company determined that it no longer had variable interest in the servicing assets.

Loans: Through its construction portfolio, the Company provides financing to legal entities created with the limited purpose of developing and selling residential or commercial properties. Often these entities do not have sufficient equity investment at risk to finance its activities, and the Company could potentially have a variable interest in the entities since it may absorb losses related to the loans granted. In situations where the loan defaults or is restructured by the Company, the loan could result in the Company’s potential absorption of losses of the entity. However, the Company is not involved in the design or operations of these entities and therefore concluded that the Company does not have the power over the activities that most significantly impact the economic performance of the VIEs and is not the primary beneficiary in any of these entities. The Company will continue to assess this portfolio on an ongoing basis to determine if there are any changes in its involvement with these VIEs that could potentially lead to consolidation treatment.

Special Purpose Entities (SPE): The Company is involved with three SPEs. These SPEs are deemed to be VIEs:

Assets sold — During 2010, the Company sold an asset portfolio to a third party consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which has a 10 year maturity and a fixed interest rate of 8.0% per annum and permits interest capitalization for the first 18 months.

The financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets. As of June 30, 2012, the carrying amount of the note receivable was $96.9 million and is reported in loans receivable in the Consolidated Statement of Financial Condition.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10- year maturity and a fixed interest rate of 8.0% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties. As of June 30, 2012, the carrying amount of the line of credit is $7.9 million and is reported as loan receivable in the Consolidated Statement of Financial Condition.

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

Doral CLO I, Ltd — During 2010, the Company, through one of its subsidiaries, Doral Money, entered into a Collateralized Loan Obligation (“CLO”) arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd (“Doral CLO I”). Doral CLO I is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I. Doral Money is considered the primary beneficiary and Doral CLO I is consolidated with the Company in these financial statements.

Doral CLO II, Ltd — On April 26, 2012, the Company, through one of its subsidiaries, Doral Money, entered into a CLO arrangement with a third party in which up to $400.0 million of largely U.S. mainland based commercial loans are pledged to collateralize AAA, AA, A, BBB and BB rated notes as well as a non-rated subordinated debt tranche. Doral CLO II, Ltd (“Doral CLO II”) raised approximately $331.0 million at an average cost of three-month LIBOR plus 1.69 percent. Doral CLO II is a variable interest entity created to hold the commercial loans and issue the previously mentioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes as well any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO II. Doral Money is considered the primary beneficiary and Doral CLO II is consolidated with the Company in these financial statements.

A CLO is a securitization where a SPE purchases a pool of assets consisting of loans and issues multiple tranches of equity or notes to investors. Typically, the asset manager has the power over the significant decisions of the VIE through its discretion to manage the assets of the CLO.

Doral CLO I and Doral CLO II are VIEs because neither company has sufficient equity investment at risk and Doral, through its investment in the subordinated notes provides additional financial support to the structure of each of Doral CLO I and Doral CLO II. Management has determined that the Company is the primary beneficiary of Doral CLO I and Doral CLO II because it has a variable interest in each of Doral CLO I and Doral CLO II through both its collateral manager fee and its obligation to absorb potentially significant losses and the right to receive potentially significant benefits of the CLOs through the subordinated securities held. The most significant activities of Doral CLO I and Doral CLO II are those associated with managing the collateral obligations on a day-to-day basis and, as collateral manager, the Company controls the significant activities of the VIE.

The classifications of assets and liabilities on the Company’s consolidated statements of financial condition associated with the consolidated VIEs follow:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Carrying amount
Cash	$21,206	$21,341
Loans receivable	835,989	432,180
Allowance for loan and lease losses	(4,128)	(1,686)
Other assets	13,702	8,621

Total assets	866,769	460,456

Notes payable (third party liability)	575,883	249,840
Other liabilities	3,410	1,806

Total liabilities	579,293	251,646

Net assets	$287,476	$208,810

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Carrying amount
Servicing assets	$—	$13,584
Available for sale securities:
Non Agency CMO	—	6,935
Loans receivable:
Construction and land (3)(4)	327,576	342,496
Maximum exposure to loss(1)
Servicing assets	$—	$13,584
Available for sale securities:
Non Agency CMO(2)	—	6,935
Loans receivable:
Construction and land (3)(4)	327,576	342,496

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

(3)	Does not include construction spot loans and construction development loans to non-developers.
(4)	Net of ALLL of $21.4 million and $17.7 million as of June 30, 2012 and December 31, 2011, respectively.

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

The Company operates in the following four reportable segments:

•

Puerto Rico — This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a network of 26 branches in Puerto Rico offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

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

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies described in the Company’s notes to the consolidated financial statements included in the 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2012, as well as in Note 2 of the accompanying consolidated financial statements.

The following table presents financial information of the four reportable segments as of June 30, 2012 and 2011, respectively.

	Quarter ended June 30, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$37,399	$21,023	$(9,076)	$4,755	$—	$—	$54,101
Intersegment net interest (loss) income	(7,770)	(1,475)	10,682	(1,437)	—	—	—
Total net interest income	29,629	19,548	1,606	3,318	—	—	54,101
Provision (recovery) for loan and lease losses	4,625	1,032	—	(448)	—	—	5,209
Non-interest income	17,888	953	2,414	—	—	—	21,255
Depreciation and amortization	3,217	413	—	1	9	—	3,640
Non-interest expense	41,739	7,535	3,815	7,730	6,515	—	67,334
Net (loss) income before income taxes	(2,064)	11,521	205	(3,965)	(6,524)	—	(827)
Identifiable assets	5,699,071	2,011,664	3,399,379	598,207	—	(3,362,856)	8,345,465

	Quarter ended June 30, 2011
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$43,589	$11,713	$(14,186)	$4,339	$—	$—	$45,455
Intersegment net interest (loss) income	(14,965)	(1,346)	18,398	(2,087)	—	—	—
Total net interest income	28,624	10,367	4,212	2,252	—	—	45,455
Provision for loan and lease losses	5,862	359	—	7,102	—	—	13,323
Non-interest income	23,000	934	14,863	—	—	—	38,797
Depreciation and amortization	3,191	261	—	1	10	—	3,463
Non-interest expense	40,376	5,579	4,515	5,490	4,158	—	60,118
Net income (loss) before income taxes	2,195	5,101	14,562	(10,342)	(4,168)	—	7,348
Identifiable assets	6,473,473	1,295,428	3,262,710	611,010	579	(3,627,504)	8,015,696

	Six months ended June 30, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$75,329	$42,153	$(20,053)	$8,765	$—	$—	$106,194
Intersegment net interest (loss) income	(18,760)	(2,967)	24,470	(2,743)	—	—	—
Total net interest income	56,569	39,186	4,417	6,022	—	—	106,194
Provision for loan and lease losses	117,991	2,399	—	—	—	—	120,390
Non-interest income (loss)	38,173	1,821	(2,159)	—	—	—	37,835
Depreciation and amortization	6,112	759	—	2	18	—	6,891
Non-interest expense	81,222	14,595	7,159	14,555	10,064	—	127,595
Net (loss) income before income taxes	(110,583)	23,254	(4,901)	(8,535)	(10,082)	—	(110,847)
Identifiable assets	5,699,071	2,011,664	3,399,379	598,207	—	(3,362,856)	8,345,465

	Six months ended June 30, 2011
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$88,547	$23,551	$(30,980)	$7,507	$—	$—	$88,625
Intersegment net interest (loss) income	(32,742)	(2,295)	39,216	(4,179)	—	—	—
Total net interest income	55,805	21,256	8,236	3,328	—	—	88,625
Provision (recovery) for loan and lease losses	1,545	(37)	—	14,406	—	—	15,914
Non-interest income (loss)	46,514	2,867	18,044	(3)	—	—	67,422
Depreciation and amortization	6,221	424	—	2	19	—	6,666
Non-interest expense	78,229	11,920	9,119	11,342	7,089	—	117,699
Net income (loss) before income taxes	16,326	11,816	17,161	(22,427)	(7,108)	—	15,768
Identifiable assets	6,473,473	1,295,428	3,262,710	611,010	579	(3,627,504)	8,015,696

30. Subsequent Events

On August 8, 2012 Doral Bank signed a consent order with the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico (the “Commissioner”). The consent order includes provisions that require Doral to maintain Tier 1 leverage, Tier 1 risk-based, and Total risk-based capital ratios in the amount of 8.0%, 10.0%, and 12.0%, respectively, and require Doral to obtain a waiver from the FDIC before accepting new brokered deposits. Doral estimates it is currently in compliance with the capital ratio requirements. The Company also expects to enter into an agreement with the Federal Reserve Bank of New York (“FRBNY”). The terms of the FDIC consent order and expected FRBNY agreement are described in more detail in Part II, Item 1 “Legal Proceedings.” Other than the FDIC consent order and FRBNY expected agreement, the Company evaluated subsequent events through the date that these consolidated financial statements were issued and determined that no events have occurred that require disclosure or adjustments.

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

•

uncertainty about the operating conditions to be imposed by the FDIC under the consent order and by the Federal Reserve Bank of New York under an expected agreement, which may lead to, among other things, an increase in our charge-offs, loan loss provisions, and compliance costs, and an increased risk of being subject to additional regulatory actions as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by these federal regulators;

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

•

the risk that the Federal Deposit Insurance Corporation (the “FDIC”) may further increase deposit insurance premiums and/or require special assessments to replenish its insurance fund, causing an increase in the Company’s non-interest expense;

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

•	to the extent we make any acquisitions, the risks and difficulties relating to combining the acquired operations with our existing operations;

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

In addition to the information contained in this Form 10-Q, readers should consider the description of the Company’s business contained in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012. While not all inclusive, Items 1 and 1A of the Form 10-K and this For 10-Q disclose additional information about the business of the Company, risk factors, many beyond the Company’s control, and further provide discussion of the operating results, financial condition and credit, market and liquidity risks than that which is presented in the narrative and tables included herein.

As discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Puerto Rico economy has contracted nearly 13% since the beginning of fiscal year 2007. The sustained recessionary, arguably depressionary, economic conditions have caused Doral to change its business strategies over time and have resulted in a much higher than desired level of non-performing loans in the loan portfolios. In 2007, Doral suspended making any new loans collateralized by construction or land in Puerto Rico. In 2008, Doral suspended new commercial lending activities in Puerto Rico, focusing on servicing its loans to existing commercial customers. In 2009, Doral significantly increased its residential mortgage loans underwriting standards for those loans it retains in its portfolio. Despite these actions which eliminated or reduced new loans to credit challenged customers, Doral’s non-performing loans increased as a result of defaults from previously existing customers. In response to the combination of the Puerto Rico economy and the economic difficulties of Doral’s customers, in 2010 Doral initiated programs to modify the credit terms of a significant number of residential mortgage and commercial borrowers as a means to optimize the performance of the borrowers and Doral. In addition, Doral expanded its U.S. based funding sources and outstanding commercial loans to U.S. businesses as investment securities and loans in Puerto Rico decreased as a means to generate incremental income to offset costs and losses from certain Puerto Rico based activities, and undertook actions to reduce its costs of doing business.

The Company expects the conditions that have driven the adoption of its current business strategies to continue, and these conditions are expected to affect Doral’s operating results over the course of the next year. In addition, new conditions will present operational and strategic challenges to Doral that must be managed. The ongoing and new conditions include, but are not limited to, the continuing recessionary economy in some of the markets in which the Company competes, the operational restrictions that have been imposed upon the Company by the consent order with the FDIC and the Commissioner and are expected to be imposed under an agreement to be entered into with the Federal Reserve Bank of New York, the expected consolidation of our competitors in the Puerto Rico market, the continuing growth in Doral’s U.S. business and reduction of investments and Puerto Rico loans, and the continuing limits on Puerto Rico lending activities. While the Company believes that the first three factors will negatively affect its business and operating results, the Company believes the last two factors will positively affect its business and operating results. The continuing weakness in the economy in Puerto Rico and the mainland United States is expected to continue to adversely affect the quality of the Company’s Puerto Rico home mortgage, commercial real estate, and construction and land portfolios as well as its ability to generate new quality home mortgage loans – the most significant part of the Company’s business. The Company anticipates that its operating capabilities will be further restricted by the consent order with the FDIC and the Commissioner and the expected agreement to be entered into with Federal Reserve Bank of New York and that compliance with the consent order and the expected agreement will cause the Company’s operating costs to increase. The Company’s operations will also be negatively affected by the continuing consolidation of other banks in the Puerto Rico market as these banks by virtue of their larger size have greater access to capital and customers than the Company and the ability to adopt competitive strategies that are adverse to the interests of Doral.

Regarding the benefits of Doral’s strategy to develop U.S. funding and lending opportunities, at June 30, 2011, $2.0 billion of the Company’s $6.5 billion gross loans receivable (31%) are to U.S. operating businesses and individuals for business purposes. The Company anticipates that within the next year the Company will expand its U.S. loan exposures to approximately $2.5 billion as investment securities and Puerto Rico loans decrease. Funding sources specific to its U.S. businesses, specifically deposits and collateralized loan obligations, aggregated $1.2 billion as of June 30, 2012, with the remainder of the assets funded by the general funding sources available to Doral Bank. The U.S. based commercial loans are generally performing with much lower incidents of default than Doral’s Puerto Rico commercial loan portfolio. As a result, the Company’s U.S. businesses contributed $25.7 million in earnings to Doral’s pre-tax pre-provision earnings over the first six months of 2012 compared to a pre-tax pre-provision loss of $15.6 million from Puerto Rico and corporate activities.

The preparation of financial statements and other financial information in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.

These estimates and assumptions include management’s estimates affecting the allowance for loan and lease losses, including the provision for loan and lease losses, the conditions under which a loan or security is determined to be accounted for as non-performing, the conditions under which a non-performing loan is returned to accrual status, the circumstances under which a loan is determined to be a TDR, the circumstances under which a TDR is no longer reported as a TDR, the valuation of interest only strips and mortgage servicing rights, when a loan is determined to be of such little value it is charged-off, when a security is considered to be other than temporarily impaired and the credit loss charged to income, the collectability of other receivables, the estimate of income tax expense and payable and the fair values of financial assets and liabilities. Each of these factors requires subjective judgment and those judgments have a significant impact of the Company’s reported results of operations or disclosures. For example, in the second quarter of 2012 management determined to add $5.2 million to the provision for loan and lease losses whereas in the first quarter of 2012 management determined to add $115.2 million to the provision for loan and lease losses as it adopted a notably more conservative view of the financial effects of the current and estimated future economic and regulatory environment in which Doral’s businesses operates. Each of the identified factors, as well as others not identified, where management is making subjective judgments because the accounting does not relate to actual cash gain or loss but estimated future financial effects can positively or negatively affect reported earnings. See “Critical Accounting Policies” below.

OVERVIEW OF RESULTS OF OPERATIONS

Net loss for the quarter ended June 30, 2012 totaled $1.6 million, compared to a net income of $4.5 million for the comparable 2011 period. Doral Financial’s net income decreased $2.9 million for the second quarter of 2012 primarily due to lower non-interest income of $17.5 million, an increase in non-interest expenses of $7.4 million, partially offset by an improvement in net interest income of $8.6 million, a lower provision for loan and lease losses of $8.1 million and lower income tax expense of $2.1 million.

The Company’s financial results and condition for the quarter ended June 30, 2012 included the following:

•

Net interest income for the second quarter of 2012 was $54.1 million, compared to $45.5 million for the corresponding period in 2011. The $8.6 million increase in net interest income for 2012, compared to 2011, was due to a decrease of $8.1 million in total interest expense, combined with an increase in total interest income of $0.5 million.

•

The provision for loan and lease losses for the quarter ended June 30, 2012 was $5.2 million, a decrease of $8.1 million compared to the $13.3 million provision for the corresponding 2011 period. The $5.2 million provision for loan and lease losses in the second quarter of 2012 resulted primarily from commercial real estate and the residential mortgage portfolios, particularly related to Puerto Rico loan exposures. The lower provision the second quarter of 2012 compared to the same period of 2011 resulted from less depreciation in credit quality and collateral values in the residential mortgage and construction and land portfolios.

•

Non-interest income for the second quarter of 2012 was $21.3 million, a decrease of $17.5 million compared to non-interest income of $38.8 million for the corresponding 2011 period. The decrease in non-interest income for the second quarter of 2012, compared to the same period in 2011, resulted largely from lower gains on sales of securities of $14.5 million partially offset by a lower loss on early repayment of debt of $3.1 million, and decreases of $3.5 million and $3.1 million in mortgage loan servicing income and net gain (loss) on trading assets and derivatives, respectively, driven primarily by the effect of declining interest rates on the valuation of the related assets in 2011.

•

Non-interest expense for the second quarter of 2012 was $71.0 million, compared to $63.6 million for the corresponding period in 2011. The $7.4 million increase in non-interest expense for the second quarter of 2012 compared to the same period in 2011, was due largely to increases in professional services expenses of $4.9 million and of $3.0 million in OREO related expenses, partially offset by an aggregate decrease in $0.5 million in the remaining expenses.

•

Net loss attributable to common shareholders for the second quarter of 2012 totaled $4.0 million, compared to net income attributable to common shareholders for the corresponding 2011 period of $2.1 million.

•

Income tax expense was $0.8 million for the second quarter of 2012, compared to income tax expense of $2.9 million for the corresponding period in 2011. The positive variance in taxes resulted from the tax effects of merging Doral Bank FSB with Doral Bank PR, as well as the selection of the 2011 tax code for one of the Puerto Rico entities.

•

Doral Financial’s loan production for the second quarter of 2012 was $522.9 million, compared to $464.7 million for the comparable 2011 period, an increase of approximately 12.5%. The production increase resulted mainly from the Puerto Rico mortgage loans originated for sale.

•

Assets as of June 30, 2012 totaled $8.3 billion compared to $8.0 billion as of December 31, 2011, an increase of $370.3 million primarily due to an increase in net loans of $195.3 million, an increase in investments of $144.7 million and to the establishment of the prepaid tax asset and release of the related deferred tax asset reserve pursuant to the first quarter of 2012 agreement with the government of Puerto Rico as well as to the growth in the U.S. commercial loan portfolio.

•	Total deposits of $4.5 billion increased $143.2 million, or 3.3%, from deposits of $4.4 billion as of December 31, 2011.

•

Non-performing loans (“NPLs”), excluding FHA/VA loans guaranteed by the US government, as of June 30, 2012 were $722.1 million, an increase of $152.5 million from December 31, 2011. The increase in NPLs during the second quarter of 2012 resulted largely from the classification of certain performing residential mortgage TDR loans as non-performing loans pursuant to Doral’s adoption of a more conservative stance on future loan performance reflective of the uncertain current economic and regulatory environments.

Table A

Selected Financial Data

	Quarter ended		Six month period ended
	June 30,		June 30,
(In thousands, except for share data)	2012	2011	2012	2011
Selected Income Statement Data:
Interest income	$91,619	$91,117	$182,460	$185,108
Interest expense	37,518	45,662	76,266	96,483

Net interest income	54,101	45,455	106,194	88,625
Provision for loan and lease losses	5,209	13,323	120,390	15,914

Net interest (loss) income after provision for loan and lease losses	48,892	32,132	(14,196)	72,711
Non-interest income	21,255	38,797	37,835	67,422
Non-interest expenses	70,974	63,581	134,486	124,365

(Loss) income before income taxes	(827)	7,348	(110,847)	15,768
Income tax expense (benefit)	785	2,871	(111,839)	7,968

Net (loss) income	$(1,612)	$4,477	$992	$7,800

Net (loss) income attributable to common shareholders	$(4,027)	$2,062	$(3,838)	$2,970

Net (loss) income per common share(1)	$(0.03)	$0.02	$(0.03)	$0.02

Accrued dividends, preferred stock	$2,415	$2,415	$4,830	$4,830
Book value per common share	$3.82	$4.02	$3.82	$4.02
Preferred shares outstanding at end of period	5,811,391	5,811,391	5,811,391	5,811,391
Weighted average common shares outstanding	128,460,423	127,293,756	128,426,540	127,293,756
Common shares outstanding at end of period	128,460,423	127,293,756	128,460,423	127,293,756

Selected Balance Sheet Data at Period End:
Cash and cash equivalents	$416,821	$562,397	$416,821	$562,397
Total investment securities	742,343	790,605	742,343	790,605
Total loans, net(2)	6,333,934	5,897,060	6,333,934	5,897,060
Allowance for loan and lease losses	152,689	93,472	152,689	93,472
Servicing assets, net	108,665	115,785	108,665	115,785
Total assets	8,345,465	8,015,696	8,345,465	8,015,696
Deposits	4,537,870	4,302,792	4,537,870	4,302,792
Total borrowings	2,659,842	2,590,202	2,659,842	2,590,202
Total liabilities	7,502,325	7,151,436	7,502,325	7,151,436
Preferred equity	352,082	352,082	352,082	352,082
Common equity	491,058	512,178	491,058	512,178
Total stockholders’ equity	843,140	864,260	843,140	864,260

Selected Average Balance Sheet Data for Period End: (3)
Total investment securities	$725,789	$1,258,527	$668,727	$1,422,522
Total loans(2)	6,374,078	5,890,682	6,333,011	5,878,311
Total interest-earning assets	7,470,615	7,729,926	7,410,934	7,790,441
Total assets	8,300,713	8,381,285	8,195,802	8,455,508
Deposits	4,526,759	4,466,108	4,492,276	4,503,766
Total borrowings	2,621,614	2,814,985	2,541,155	2,831,581
Total interest-bearing liabilities	6,849,275	6,997,000	6,744,506	7,055,458
Preferred equity	352,082	352,082	352,082	352,082
Common equity	492,331	518,602	495,747	513,195
Total stockholders’ equity	844,413	870,684	847,829	865,277

Operating Data:
Loan production	$523,428	$464,653	$1,005,185	$814,742
Loan servicing portfolio (4)	7,710,969	8,045,830	7,710,969	8,045,830
Selected Financial Ratios:
Performance:
Net interest margin	2.91%	2.36%	2.88%	2.29%
Return on average assets	(0.08)%	0.21%	0.03%	0.19%
Return on average common equity	(3.29)%	1.59%	(1.56)%	1.17%
Capital:
Leverage ratio	9.92%	9.07%	9.92%	9.07%
Tier 1 risk-based capital ratio	12.94%	13.41%	12.94%	13.41%
Total risk-based capital ratio	14.21%	14.67%	14.21%	14.67%
Asset quality:
Total NPAs as percentage of the loan portfolio, net, and OREO (excluding GNMA defaulted loans)	14.03%	12.73%	14.03%	12.73%
Total NPAs as percentage of consolidated total assets	10.55%	9.29%	10.55%	9.29%
Non-performing loans to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)	11.38%	10.11%	11.38%	10.11%
ALLL as a percentage of loans receivable outstanding, at end of period	2.49%	1.64%	2.49%	1.64%
ALLL to period-end loans receivables (excluding FHA/VA guaranteed loans and loans on savings deposits)	2.52%	1.68%	2.52%	1.68%

ALLL plus partial charge-offs, credit related discounts and deferred fees to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	5.54%	3.70%	5.54%	3.70%
ALLL to non-performing loans (excluding NPLs held for sale)	21.79%	16.75%	21.79%	16.75%
ALLL plus partial charge-offs, credit related discounts and deferred fees, net to non-performing loans (excluding NPLs held for sale)	41.44%	36.89%	41.44%	36.89%
ALLL to net charge-offs on an annualized basis	196.60%	58.18%	107.99%	100.56%
Provision for loan and lease losses to net charge-offs	26.98%	33.26%	171.23%	34.53%
Net annualized charge-offs to average loan receivable outstanding	0.32%	0.71%	1.17%	0.83%
Recoveries to charge-offs	7.00%	0.95%	2.64%	1.66%
Other ratios:
Average common equity to average assets	5.93%	6.19%	6.05%	6.07%
Average total equity to average assets	10.17%	10.39%	10.35%	10.23%
Tier 1 common equity to risk-weighted assets	7.40%	7.11%	7.40%	7.11%

(1)	For the quarters and six month periods ended June 30, 2012 and 2011, net income per common share represents the basic and diluted income per common share, respectively.
(2)	Includes loans held for sale.
(3)	Average balances are computed on a daily basis.
(4)	Represents the total portfolio of loans serviced for third parties. Excludes $4.0 billion and $4.6 billion of mortgage loans owned by Doral Financial at June 30, 2012 and June 30, 2011, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), and the collectability of receivables and income taxes. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of June 30, 2012. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” of Financial Conditions and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012, and also in Note 2 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, please refer to Note 3 of the accompanying Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2012 AND 2011

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

Second Quarter 2012 vs. Second Quarter 2011—Total interest income for the quarter ended June 30, 2012 totaled $91.6 million, compared to $91.1 million for the corresponding 2011 period, an increase of $0.5 million. The increase in total interest income for the second quarter of 2012, compared to the corresponding period in 2011, was the result of an increase of $6.2 million in interest income of loans as the average balance of the commercial and industrial loan portfolio increased from $0.8 billion as of June 30, 2011 to $1.3 billion as of June 30, 2012 and a $277.9 million increase in commercial real estate loans. This increase was partially offset by a decrease of $5.5 million in interest income of mortgage-backed and investment securities as Doral sold a significant amount of available for sale mortgage-backed securities during 2011 as the balance sheet was strategically reduced or the securities were replaced over time with increased commercial loans. The average balance of mortgage-backed and investment securities decreased $531.5 million since June 30, 2011. Average interest-earnings assets decreased $0.2 billion, from $7.7 billion for the second quarter of 2011 to $7.5 billion for the corresponding 2012 period.

Total interest expense for the quarter ended June 30, 2012 totaled $37.5 million, compared to $45.7 million for the corresponding 2011 period, a decrease of $8.2 million. The decrease in total interest expense for the second quarter of 2012, compared to the corresponding period in 2011, was the result of a decrease of $6.6 million in interest expense on deposits as Doral replaced longer term high cost deposits by renewing for like terms at lower rates, and also due to Doral’s aggressive lowering of deposit rates in 2012 and 2011. There was also a $3.4 million decrease in interest expense on securities sold under agreements to repurchase as the outstanding balance of securities sold under agreements to repurchase declined $440.3 million as Doral sold securities and paid off related repurchase agreements. These decreases were partially offset by an increase of $0.8 million in interest expense on advances from the Federal Home Loan Bank as Doral restructured its liabilities, replacing certain repurchase agreements with the FHLB with advances from FHLB, and an increase of $1.0 million in interest expense on notes payable related to debt issued under the CLOs. Average interest-bearing liabilities decreased $0.1 billion, from $7.0 billion for the second quarter of 2011 to $6.9 billion for the corresponding 2012 period.

Six Months ended June 30, 2012 vs. Six Months ended June 30, 2011—Total interest income for the six months ended June 30, 2012 totaled $182.5 million, compared to $185.1 million for the corresponding 2011 period, a decrease of $2.6 million.

The decrease in total interest income for the six months ended June 30, 2012, compared to the corresponding period in 2011, was the result of a decrease of $13.1 million in interest income on mortgage-backed and investment securities related to the strategic de-levering of the bank to reduce future interest income sensitivity partially offset by an increase of $10.7 million in interest income of loans related to the growth of the U.S. commercial loan portfolio. Average interest-earnings assets decreased $0.4 billion, from $7.8 billion for the six month period ended June 30, 2011 to $7.4 billion for the corresponding 2012 period.

Total interest expense for the six months ended June 30, 2012 totaled $76.3 million, compared to $96.5 million for the corresponding 2011 period, a decrease of $20.2 million. The decrease in total interest expense for the six months ended 2012, compared to the corresponding period in 2011, was the result of a decrease of $16.1 million in interest expense of deposits as the brokered deposits portfolio continued to decrease and a decrease of $9.7 million in interest expense related to securities sold under agreements to repurchase due to the strategic restructuring of Doral’s FHLB borrowings during 2011 to increase term maturity and reduce rates. These decreases were partially offset by an increase of $4.5 million in interest expense on advances from the Federal Home Loan Bank as Doral restructured its liabilities and an increase of $0.9 million in interest expense on notes payable related to debt issued under the CLOs. Average interest-bearing liabilities decreased $0.4 billion, from $7.1 billion for the six month period ended June 30, 2011 to $6.7 billion for the corresponding 2012 period.

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
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential (1)	$3,636,840	$48,192	5.30%	$3,936,497	$53,671	5.45%
Consumer	31,992	1,661	20.88%	50,866	1,757	13.86%

	3,668,832	49,853	5.47%	3,987,363	55,428	5.58%
Commercial:
Commercial real estate	982,037	12,993	5.32%	704,104	8,964	5.11%
Commercial and industrial	1,342,107	18,265	5.47%	769,601	10,284	5.36%
Construction and land	381,102	4,280	4.52%	429,614	4,562	4.26%

Total loans (2)	6,374,078	85,391	5.39%	5,890,682	79,238	5.40%
Mortgage-backed and investment securities	683,084	3,832	2.26%	1,214,626	9,351	3.10%
Interest-only strips	42,705	1,444	13.61%	43,901	1,508	13.78%
Other interest-earning assets	370,748	952	1.03%	580,717	1,020	0.70%

Total interest-earning assets/interest income	7,470,615	$91,619	4.93%	7,729,926	$91,117	4.73%

Total non-interest-earning assets	830,098			651,359

Total assets	$8,300,713			$8,381,285

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,086,536	$4,704	0.91%	$1,931,754	$6,906	1.43%
Brokered deposits	2,141,125	11,282	2.12%	2,250,261	15,637	2.79%

Total Deposits	4,227,661	15,986	1.52%	4,182,015	22,543	2.16%
Repurchase agreements	442,300	2,849	2.59%	882,607	6,238	2.83%
Advances from FHLB	1,172,385	9,585	3.29%	1,122,093	8,822	3.15%
Loans payable	279,120	1,516	2.18%	298,555	1,498	2.01%
Notes payable	727,809	7,582	4.17%	511,730	6,561	5.13%

Total interest-bearing liabilities/interest expense	6,849,275	$37,518	2.20%	6,997,000	$45,662	2.62%

Non-interest bearing deposits	299,098			284,093
Other non-interest-bearing liabilities	307,927			229,508

Total non-interest-bearing liabilities	607,025			513,601

Total liabilities	7,456,300			7,510,601
Stockholders’ equity	844,413			870,684

Total liabilities and stockholders’ equity	$8,300,713			$8,381,285

Net interest-earning assets	$621,340			$732,926

Net interest income on a non-taxable equivalent basis		$54,101			$45,455

Interest rate spread (3)			2.73%			2.11%
Interest rate margin (4)			2.91%			2.36%
Net interest-earning assets ratio (5)			109.07%			110.47%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $45,000 and $76,000 for the second quarter of 2012 and 2011, respectively, of income from prepayment penalties related to the Company’s loan portfolio.
(3)	Interest rate spreads represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

Table C

Average Balance Sheet and Summary of Net Interest Income

	Six Month Periods Ended June 30,
	2012			2011
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential (1)	$3,660,732	$97,639	5.33%	$3,971,743	$107,902	5.43%
Consumer	35,415	3,439	19.52%	53,233	3,663	13.88%

	3,696,147	101,078	5.50%	4,024,976	111,565	5.59%
Commercial:
Commercial real estate	943,489	24,253	5.17%	698,116	17,231	4.98%
Commercial and industrial	1,307,493	36,138	5.56%	710,848	20,995	5.96%
Construction and land	385,882	8,561	4.46%	444,371	9,512	4.32%

Total loans (2)	6,333,011	170,030	5.40%	5,878,311	159,303	5.46%
Mortgage-backed and investment securities	625,605	7,427	2.39%	1,378,799	20,506	3.00%
Interest-only strips	43,122	2,917	13.60%	43,723	2,979	13.74%
Other interest-earning assets	409,196	2,086	1.03%	489,608	2,320	0.96%

Total interest-earning assets/interest income	7,410,934	$182,460	4.95%	7,790,441	$185,108	4.79%

Total non-interest-earning assets	784,868			665,067

Total assets	$8,195,802			$8,455,508

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,031,781	$9,624	0.95%	$1,942,803	$14,751	1.53%
Brokered deposits	2,171,570	23,716	2.20%	2,281,074	34,691	3.07%

Total deposits	4,203,351	33,340	1.60%	4,223,877	49,442	2.36%
Repurchase agreements	442,327	5,699	2.59%	1,028,891	15,357	3.01%
Advances from FHLB	1,200,490	19,966	3.34%	990,049	15,430	3.14%
Loans payable	281,456	3,109	2.22%	300,085	3,040	2.04%
Notes payable	616,882	14,152	4.59%	512,556	13,214	5.16%

Total interest-bearing liabilities/interest expense	6,744,506	$76,266	2.27%	7,055,458	$96,483	2.76%

Non-interest-bearing deposits	288,925			279,889
Other non-interest-bearing liabilities	314,542			254,884

Total non-interest-bearing liabilities	603,467			534,773

Total liabilities	7,347,973			7,590,231
Stockholders’ equity	847,829			865,277

Total liabilities and stockholders’ equity	$8,195,802			$8,455,508

Net interest-earning assets	$666,428			$734,983

Net interest income on a non-taxable equivalent basis		$106,194			$88,625

Interest rate spread (3)			2.68%			2.03%
Interest rate margin (4)			2.88%			2.29%
Net interest-earning assets ratio (5)			109.88%			110.42%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.1 million for both the six month periods ended June 30, 2012 and 2011, respectively, of income from prepayment penalties related to the Company’s loan portfolio.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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

Table D

Net Interest Income Variance Analysis

	Quarter ended June 30,
	2012 Compared to 2011
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans	$6,308	$(155)	$6,153
Mortgage-backed and investment securities	(3,386)	(2,133)	(5,519)
Interest-only strips	(44)	(20)	(64)
Other interest-earning assets	(450)	382	(68)

Total Interest Income Variance	2,428	(1,926)	502

Interest Expense Variance
Deposits	248	(6,805)	(6,557)
Repurchase agreements	(2,897)	(492)	(3,389)
Advances from FHLB	383	380	763
Loans payable	(104)	122	18
Notes payable	2,429	(1,407)	1,022

Total Interest Expense Variance	59	(8,202)	(8,143)

Net Interest Income Variance	$2,369	$6,276	$8,645

Table E

Net Interest Income Variance Analysis

	Six months ended June 30,
	2012 Compared to 2011
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans	$12,515	$(1,788)	$10,727
Mortgage-backed and investment securities	(9,600)	(3,479)	(13,079)
Interest-only strips	(36)	(26)	(62)
Other interest-earning assets	(402)	168	(234)

Total Interest Income Variance	2,477	(5,125)	(2,648)

Interest Expense Variance
Deposits	(239)	(15,863)	(16,102)
Repurchase agreements	(7,759)	(1,899)	(9,658)
Advances from FHLB	3,490	1,046	4,536
Loans payable	(197)	266	69
Notes payable	2,502	(1,564)	938

Total Interest Expense Variance	(2,203)	(18,014)	(20,217)

Net Interest Income Variance	$4,680	$12,889	$17,569

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

During the first quarter of 2012, management undertook an effort to review the assumptions and modeling underlying its allowance for loan and lease losses estimate and align the Company’s estimate and calculation with a more conservative estimate on future loan performance reflective of the uncertain current economic and regulatory environments within which Doral operates. The resulting changes in estimates are reflected in the 2012 allowance for loan and lease losses. During the quarter and six months ended June 30, 2012, Doral recorded a provision for loan and leases losses of $5.2 million and $120.4 million, respectively, and recorded charge-offs totaling $20.8 million and $72.2 million, respectively, increasing the allowance for loan and lease losses to $152.7 million as of June 30, 2012.

Provisions were made during the quarter ended June 30, 2012 for residential mortgage and commercial real estate loans as described below:

•

Residential Mortgages – The provision for loan and lease losses for the three months ended June 30, 2012 totaled $2.5 million compared to $5.4 million of provision expense for the same period in 2011 as a result of valuation adjustments for loans 180 days or more delinquent based upon the receipt of new appraisals, and an increase in the amount of long term delinquent loans and loans moving to real estate owned in part by improved realization on disposition of residential real estate owned.

•

Commercial Real Estate – The provision for loan and lease losses for the quarter ended June 30, 2012 totaled $3.8 million, compared to $4.4 million of provision expense for the same period in 2011 as a result of an increase in the probability of defaulting combined with a decrease in the estimated realization on disposition of commercial real estate owned.

Significant provisions were made during the six months ended June 30, 2012 for residential mortgage loans, construction and land loans, and commercial real estate, as discussed below:

•

Residential Mortgages – During the six months ended June 30, 2012, the provision for loan and lease losses totaled $71.5 million, compared to $6.2 million during the same period in 2011. The 2012 provision consisted of $10.2 million from new and longer term delinquencies and other performance factors, and $61.2 million from adopting a more conservative outlook reflective of the uncertain current economic and regulatory environments. Specifically during the first quarter of 2012, the provision for loan and lease losses includes $9.9 million from Doral increasing its estimate of delinquent residential mortgage loans moving to recovery through foreclosure or short sale; $8.9 million related to adjusted factors considered in estimating expected loss; $7.7 million related to increasing the estimate of cumulative re-defaults of modified loans; $2.7 million related to decreasing the estimated rate at which modified loans will be expected to perform in the future and; $3.0 million related to increasing the probability of a performing loan defaulting. Also, Doral charged-off the full principal balance of all loans 5 years or more past due, rather than charging the balance down to the estimated net realizable value, which resulted in a provision of $22.6 million.

•

Construction and Land – The provision for loan and lease losses during 2012 totaled $25.9 million, compared to $9.5 million during the same period in 2011. The provision includes $23.0 million in adjustments to reflect new valuations received during 2012, provisions from adopting new valuations of specific properties and recoverability of certain claims, and other estimates of declines in collateral value. In addition, Doral provided $1.9 million to consider new delinquent loans and adjustments to estimated default rates and severities.

•

Commercial Real Estate – The provision for loan and lease losses during the 2012 totaled $23.3 million, compared to a $1.4 million recovery during the same period in 2011. The provision includes $16.0 million in adjustments to reflect new valuations received in 2012, provisions from adopting new views of specific properties and recoverability of certain claims, and other estimates of declines in collateral value. In addition, Doral provided $5.3 million to consider new and deteriorating delinquent loans and adjustments to estimated default rates and severities.

Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

Table F

NON-INTEREST INCOME

	Quarters ended			Six Month Period Ended
	June 30,			June 30,
(Dollars in thousands)	2012	2011	Variance	2012	2011	Variance
Net credit related other-than-temporary impairment losses	$—	$(86)	$86	$(6,396)	$(86)	$(6,310)
Net gain on loans securitized and sold and capitalization of mortgage servicing	9,818	9,026	792	16,022	14,568	1,454
Mortgage loan servicing income (net of mark-to-market adjustments):
Servicing fees	6,597	6,817	(220)	13,045	13,835	(790)
Late charges	1,909	1,753	156	3,816	3,520	296
Prepayment penalties	57	147	(90)	105	791	(686)
Other servicing fees	259	298	(39)	442	456	(14)
Interest loss on serial notes and others	(1,480)	(1,413)	(67)	(2,274)	(1,961)	(313)
Mark-to-market adjustment of servicing assets	(6,318)	(3,059)	(3,259)	(8,698)	(3,199)	(5,499)

Total mortgage loan servicing income (net of mark-to-market adjustments)	1,024	4,543	(3,519)	6,436	13,442	(7,006)
Net gain (loss) on trading assets and derivatives:
Gain on IO valuation	2,155	4,079	(1,924)	2,250	3,628	(1,378)
Gain on MSR economic hedge	325	582	(257)	430	59	371
Loss on hedging derivatives	(2,230)	(1,288)	(942)	(2,145)	(1,401)	(744)

Net gain on trading assets and derivatives	250	3,373	(3,123)	535	2,286	(1,751)
Commissions, fees and other income:
Retail banking fees	6,407	7,067	(660)	12,668	14,073	(1,405)
Insurance agency commissions	2,847	2,439	408	5,357	4,661	696
Other income	581	695	(114)	1,127	3,884	(2,757)

Total commissions, fees and other income	9,835	10,201	(366)	19,152	22,618	(3,466)
Net loss on early repayment of debt	—	(3,068)	3,068	—	(3,068)	3,068
Net gain on sale of investment securities available for sale	328	14,808	(14,480)	2,086	17,662	(15,576)

Total non-interest income	$21,255	$38,797	$(17,542)	$37,835	$67,422	$(29,587)

Second Quarter 2012 vs. Second Quarter 2011 – Non-interest income of $21.3 million for the second quarter of 2012 decreased by $17.5 million compared to the second quarter of 2011, primarily due to the following:

•

A $14.5 million reduction in net gain on sale of investment securities available for sale due to a gain on sale of securities of $14.8 million in the second quarter of 2011 as a result of the Company’s deleveraging of the balance sheet together with a net loss on early repayment of debt of $3.1 million in the same period. During the second quarter of 2012, the Company had a net gain on sale of investment securities available for sale of $0.3 million.

•

A $3.5 million decrease in mortgage loan servicing income (net of mark-to-market adjustments) due primarily to a $6.3 million loss on the value of the Company’s servicing assets compared to a $3.1 million loss in the second quarter of 2011. The higher loss in the second quarter of 2012 was due to higher prepayment speeds and a lower servicing portfolio.

•

A reduction of $3.1 million in net gain on trading assets and derivatives driven by lower gains on the IO valuation and on the MSR economic hedge of $1.9 million and $0.3 million, respectively, together with a loss on hedging derivatives of $2.2 million compared to $1.3 million in 2011. The lower gain on the IO valuation was due to the decrease in the underlying portfolio as well as lower short term rates.

Six Month Period Ended June 30, 2012 vs. Six Month Period Ended June 30, 2011 – Non-interest income of $37.8 million for the six month period ended June 30, 2012 decreased by $29.6 million over the six month period ended June 30, 2011, primarily due to the following:

•

A $15.6 million reduction in net gain on sale of investment securities available for sale due to a gain on sale of securities of $17.7 million for the six month period ended June 30, 2011 as a result of the Company’s deleveraging of the balance sheet together with a net loss on early repayment of debt of $3.1 million in the same period. During the second quarter of 2012, the Company had a net gain on sale of investment securities available for sale of $2.1 million.

•

A $6.3 million net credit loss related to other than temporary impairment losses as the Company decided to sell certain mortgage backed and other debt securities during the first quarter of 2012. As of June 30, 2012, after the recognition of the $6.4 million OTTI, the securities were sold at an additional loss of $87,000.

•

A $7.0 million decrease in mortgage loan servicing income (net of mark-to-market adjustments) due primarily to an $8.7 million loss on the value of the Company’s servicing assets compared to a $3.2 million loss in the same period in 2011. The higher loss in 2012 was due to higher prepayment speeds and a lower servicing portfolio.

•

A reduction of $3.5 million in other income as Doral recorded a gain of $2.3 million from the redemption of shares of VISA, Inc. during the first six months of 2011, as well as lower retail banking fees of $1.4 million during six months ended June 30, 2012 compared to the same period in 2011.

Table G

NON-INTEREST EXPENSE

	Quarters ended			Six months ended
	June 30,			June 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Compensation and benefits	$18,943	$21,081	$(2,138)	$36,837	$39,375	$(2,538)
Professional services	14,287	9,339	4,948	25,297	17,976	7,321
Occupancy expenses	5,274	4,786	488	9,773	9,126	647
Communication expenses	3,482	3,636	(154)	7,136	7,639	(503)
FDIC insurance expense	4,105	3,797	308	7,365	8,153	(788)
Depreciation and amortization	3,640	3,463	177	6,891	6,666	225
Taxes, other than payroll and income taxes	2,616	2,923	(307)	5,231	5,799	(568)
Electronic data processing expenses	3,889	3,024	865	7,422	6,299	1,123
Corporate insurance	1,569	1,490	79	3,177	3,060	117
Advertising	1,527	1,748	(221)	3,167	2,746	421
Office expenses	1,675	1,042	633	3,055	2,032	1,023
Other	3,287	2,995	292	6,434	6,910	(476)

	64,294	59,324	4,970	121,785	115,781	6,004

Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	1,654	2,196	(542)	3,872	4,561	(689)
Other real estate owned expenses	5,026	2,061	2,965	8,829	4,023	4,806

	6,680	4,257	2,423	12,701	8,584	4,117

Total non-interest expense	$70,974	$63,581	$7,393	$134,486	$124,365	$10,121

Second Quarter 2012 vs. Second Quarter 2011 – Non-interest expense of $71.0 million for the second quarter of 2012 increased by $7.4 million compared to the second quarter of 2011. Significant variances in non-interest expense for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 were as follows:

•

Professional services increased $4.9 million due to the following: (i) an increase of approximately $1.5 million in outsourcing of certain operations, (ii) approximately $1.3 million in non-recurring professional service expenses incurred to perform certain reviews under the supervision of the Company’s Board of Directors, (iii) an increase of $0.6 million in audit expenses, (iv) an increase of $0.5 million in recruiting expenses, and (v) an increase of $0.3 million in security and transportation services for the Company’s senior management team.

•	Other real estate owned expenses increased $3.0 million mainly due to valuation adjustments based upon recent appraisals on the OREO portfolio.

•

Compensation and benefits decreased $2.1 million due to higher successful deferral of loan origination costs as a result of higher loan originations in Puerto Rico and in the U.S. During the second quarter of 2011, the Company recognized $2.0 million in stock based compensation related to certain stock incentive bonuses and tax benefits thereon. The decrease in compensation and benefits was partially offset by increases in EDP expenses of $0.9 million related to improvements in the Company’s EDP platforms and growth in the U.S. operations. Office expenses and occupancy expenses in the second quarter of 2012, compared to the same period of 2011, increased by $0.6 million and $0.5 million, respectively, as a result of growth in the U.S. operations.

Six Month Period Ended June 30, 2012 vs. Six Month Period Ended June 30, 2011 – Non-interest expense of $134.5 million for the six month period ended June 30, 2012 increased $10.1 million compared to $124.4 million for the same period in 2011. Significant variances in non-interest expense were as follows:

•

Professional services increased $7.3 million mainly due to the following: (i) an increase of approximately $1.7 million in outsourcing of certain operations, (ii) approximately $1.3 million in non-recurring professional service expenses incurred to perform certain reviews under the supervision of the Company’s Board of Directors, (iii) an increase of $1.1 million related to the management of the large commercial and construction and land portfolios, (iv) an increase of $0.7 million in security and transportation services for the Company’s top management team, (v) an increase of $0.7 million in recruitment expenses, and (vi) an increase of $0.6 million in audit expenses.

•	Other real estate owned expenses increased $4.8 million, mainly due to valuation adjustments based on recent appraisals on the OREO portfolio.

•

Compensation and benefits decreased $2.5 million due to higher deferral of loan origination costs as a result of higher successful loan originations in Puerto Rico and in the U.S. During the first six months of 2011, the Company recognized $2.6 million in stock based compensation related to certain stock incentive bonuses and tax benefits thereon. The decrease in compensation and benefits was partially offset by increases in EDP expenses of $1.1 million related to improvements in the Company’s EDP platforms and growth in the U.S. operations. Office expenses increased $1.0 million primarily as a result of growth in the U.S. operations.

INCOME TAXES

On January 31, 2011, the Governor of Puerto Rico signed into law the 2011 Code. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014. Notwithstanding, the foregoing, a corporation may elect to remain subject to the 1994 Code for 2011 and the next four succeeding years, if it so elects by the time it files its income tax return for 2011.

The Company made the election to remain subject to the provisions of the 1994 Code for Doral Financial, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, CB, LLC, and Doral Investments International. In the past, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, were recorded at the 39.00% tax rate pursuant to the 1994 Code. By electing to change to the 2011 Code, the Company realized a tax benefit of $1.2 million due to the reduced tax rate provided under the 2011 Code to Doral Insurance Agency, Inc. for deferred tax assets that were previously recorded at the higher 39.00% tax rate.

For the quarter ended June 30, 2012, Doral Financial recognized income tax expense of $0.8 million and a tax benefit of $111.8 million for the six month period ended June 30, 2012, compared to an income tax expense of $2.9 million and $8.0 million for the comparable periods in 2011. The components of income tax expense are summarized below:

Table H

Income Tax Expense (Benefit)

	Quarters Ended June 30,		Six months period ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Current income tax expense — United States	$2,132	$3,101	$3,971	$5,475
Deferred income tax (benefit) expense:
Puerto Rico	(322)	450	(114,217)	3,120
United States	(1,025)	(680)	(1,593)	(627)

Total deferred income tax (benefit) expense	(1,347)	(230)	(115,810)	2,493

Total income tax (benefit) expense	$785	$2,871	$(111,839)	$7,968

The current income tax expense of $2.1 million and $4.0 million, respectively, for the quarter and six month period ended June 30, 2012, respectively, was related to the growth of the U.S. operations, an increase in the reserve for uncertain income tax positions, and the branch-level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax benefit of $1.3 million for the quarter ended June 30, 2012 was related to growth in operations in the US. The deferred income tax benefit of $114.2 million for the six month period ended June 30, 2012 resulted mainly from the $112.0 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a new Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax.

Refer to Note 21 of the accompanying financial statements for additional information related to the Company’s income taxes.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $29.8 million and $56.9 million for the quarter and six month period ended June 30, 2012, respectively, compared to $16.5 million and $30.0 million for the corresponding 2011 periods, respectively.

The following tables set forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table I

Loan Production

	Quarters ended June 30,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	Total
FHA/VA mortgage loans	$93,470	$—	$93,470	$50,704	$—	$50,704
Conventional conforming mortgage loans	98,206	—	98,206	40,116	—	40,116
Conventional non-conforming mortgage loans	17,762	1,050	18,812	28,811	2,323	31,134
Construction development loans	—	7,618	7,618	—	—	—
Disbursement under existing construction development loans	3,388	1,260	4,648	3,021	418	3,439
Commercial real estate	8,298	87,003	95,301	4,234	62,174	66,408
Commercial and industrial (1)	50	205,061	205,111	437	271,872	272,309
Consumer loans (1)	262	—	262	534	9	543

Total loan production	$221,436	$301,992	$523,428	$127,857	$336,796	$464,653

Table J

Loan Production

	Six month periods ended June 30,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	Total
FHA/VA mortgage loans	$154,849	$—	$154,849	$100,125	$—	$100,125
Conventional conforming mortgage loans	164,077	—	164,077	77,699	—	77,699
Conventional non-conforming mortgage loans	32,315	1,050	33,365	68,556	2,323	70,879
Construction development loans	—	15,574	15,574	—	3,600	3,600
Disbursement under existing construction development loans	6,744	1,721	8,465	3,528	1,956	5,484
Commercial real estate	8,298	236,731	245,029	4,972	62,174	67,146
Commercial and Industrial (1)	50	383,296	383,346	1,405	487,080	488,485
Consumer loans (1)	480	—	480	1,317	9	1,326

Total loan production	$366,813	$638,372	$1,005,185	$257,602	$557,142	$814,744

(1)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

Loan production increased $58.3 million, or 12.5%, in the second quarter of 2012, and $190.4 million, or 23.4%, for the six month period ended June 30, 2012, when compared to the corresponding 2011 periods. For the quarter ended June 30, 2012, the higher volume was mainly driven by a net increase of $88.1 million in conventional mortgage and FHA/VA loans in Puerto Rico and an increase of $28.9 million in commercial real estate loans principally originated by the U.S. lending unit that were partially offset by a decrease of $67.2 million in commercial and industrial loans. For the six month period ended June 30, 2012, the higher volume was related to a net increase of $103.6 million in conventional mortgage and FHA/VA loans in Puerto Rico and an increase of $177.9 million in commercial real estate principally originated by the U.S. lending unit that were partially offset by a decrease of $105.1 million in commercial and industrial loans.

Doral’s loan production for the quarter and six month period ended June 30, 2012 includes $165.6 million and $292.9 million, respectively, of interests in loans acquired from the lead financial institutions through syndication.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the six month periods ended June 30, 2012 and 2011 refinancing transactions represented approximately 78% and 65%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table K

Loans Serviced For Third Parties

	As of June 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2012	2011
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,574,887	$2,455,564
FHLMC/FNMA	2,617,044	2,748,411
Other conventional mortgage loans(1)(2)	2,519,038	2,841,855

Total portfolio serviced for third parties	$7,710,969	$8,045,830

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$7,898,328	$8,208,060
Additions to servicing portfolio	301,201	167,538
Servicing released due to repurchases	(32,562)	(35,094)
MSRs sales	—	—
Run-off (3)	(455,998)	(294,674)

Ending servicing portfolio	$7,710,969	$8,045,830

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	93,503	96,909
Weighted-average interest rate	6.00%	6.13%
Weighted-average remaining maturity (months)	236	237
Weighted-average gross servicing fee rate	0.40%	0.41%
Average servicing portfolio (4)	$7,804,592	$8,126,624
Principal prepayments	$186,315	$207,361
Constant prepayment rate	4.56%	4.86%
Average size of loans	$82,468	$83,018
Servicing assets, net	$108,665	$115,785
Mortgage-servicing advances (5)	$61,580	$54,011

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.43%	2.53%
90 days or more past due	4.56%	5.85%

Total delinquencies excluding foreclosures	6.99%	8.38%

Foreclosures pending	4.84%	3.54%

(1)	Excludes $4.0 billion and $4.3 billion of mortgage loans owned by Doral Financial at June 30, 2012 and 2011, respectively.
(2)	Includes portfolios of $99.7 million and $125.1 million at June 30, 2012 and 2011, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.
(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.0 billion and $4.5 billion at June 30, 2012 and 2011, respectively.
(5)	Includes reserves for possible losses on principal and interest advances of $12.0 million and $11.8 million at June 30, 2012 and 2011, respectively.

Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one to four individuals) family residences located in Puerto Rico. At June 30, 2012 and 2011, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $186.3 million and $207.4 million for the six month periods ended June 30, 2012 and 2011, respectively. Total delinquencies excluding foreclosures decreased from 8.38% to 6.99% from June 30, 2011 to June 30, 2012. The pending foreclosures increased from 3.54% to 4.84% from June 30, 2011 to June 30, 2012. The Company does not expect significant losses related to these delinquencies since it has a reserve for losses for loans under recourse agreements. Additionally, the Company has not experienced significant losses in the past related to its non-recourse portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations, and operational costs such as employee compensation and rent. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet and payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial currently has and anticipates that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.

Liquidity of the Holding Company

The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations and the operating expenses. The holding company does not fund any lending activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank and Doral Insurance Agency. The existing cease and desist order with the Federal Reserve Bank of New York applicable to the holding company requires prior regulatory approval for the payment of any dividends from Doral Bank to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.

Doral Financial has not paid dividends on the Company’s common stock since April 2006.

Liquidity is managed at the holding company level that owns the banking and non-banking subsidiaries and at the level of the banking and non-banking subsidiaries.

During the second quarter of 2012, the Company’s actual operating expenses totaled $134.5 million. During the next twelve months, the Company will have to repay approximately $611.9 million (including a callable repurchase agreement of $100.0 million) in borrowings. The Company anticipates that financing will continue to be available from its deposit customer base, deposits acquired in the market (brokered deposits), collateralized borrowings from the FHLB, collateralized loan obligations, and other sale or securitization of certain assets. The Company believes that its cash and other current assets, its cash generated from operations as well as its access to financing sources is sufficient to meet its operating needs for the next twelve months.

In summary, the Company finances its activities through its cash on hand, securities available for sale, borrowings and cash generated from operating activities. The Company’s expenses include payment of interest on its deposits and obligations, operating expenses, and repayment of borrowings. At June 30, 2012, the Company had unrestricted cash and securities available for sale totaling $466.8 million and generated $276.5 million of cash from operations in the first six months of 2012 (excluding financing and investing activities).

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

The following items have impacted the Company’s liquidity, funding activities and strategies during 2012 and 2011:

•	changes in short-term borrowings and deposits in the normal course of business;

•	changes in interest rates on short term and longer term deposits and other funding alternatives;

•	strategic decision to de-lever the Bank;

•	repayment of certain long-term callable certificate of deposits;

•	sales of investment securities;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012; and

•	repurchases of GNMA defaulted loans.

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying consolidated financial statements for further information.

Liquidity of the Banking Subsidiary

Doral Financial’s liquidity and capital position at the holding company differs from the liquidity and capital position of the Company’s banking subsidiary. Doral Financial’s banking subsidiary relies primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities and other borrowings. In periods previous to June 30, 2012, the banking subsidiary has used as its primary source of liquidity term deposits, advances from the FHLB and auction term funds to depository institutions granted by the Federal Reserve under Term Auction Facility (“TAF”). The banking subsidiary has significant investments in loans and investment securities which, together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiary have not been materially adversely impacted by the current challenging liquidity conditions in the U.S. mortgage and credit markets.

Cash Sources and Uses

Doral Financial’s sources of cash as of June 30, 2012 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sales of loans and investment securities.

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

Doral Financial’s uses of cash as of June 30, 2012 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowing and the related average interest rates as of June 30, 2012 and December 31, 2011:

Table L

Sources of Borrowings

	As of June 30, 2012		As of December 31, 2011
	Amount	Average	Amount	Average
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate
Deposits	$4,537,870	1.37%	$4,394,716	1.59%
Securities sold under agreements to repurchase	442,300	2.55%	442,300	2.55%
Advances from FHLB	1,144,380	3.16%	1,241,583	3.23%
Loans payable	274,179	2.17%	285,905	2.13%
Notes payable	798,983	3.64%	506,766	4.73%

As of June 30, 2012, Doral Financial’s banking subsidiary held approximately $4.2 billion in interest-bearing deposits at a weighted-average interest rate of 1.60%. For additional information on the Company’s sources of borrowings please refer to Notes 16 to 20 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

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

The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:

Table M

Average Deposit Balance

	Six Month Period Ended		Year Ended
	June 30, 2012		December 31, 2011
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Certificates of deposit	$759,467	1.39%	$642,222	1.91%
Brokered deposits	2,171,570	2.20%	2,226,827	2.79%
Regular passbook savings	394,397	0.50%	407,516	0.88%
NOW and other transaction accounts	417,928	0.49%	417,930	0.84%
Money market accounts	459,989	1.04%	452,443	1.49%

Total interest-bearing	4,203,351	1.60%	4,146,938	2.13%
Non-interest bearing	288,925	—%	284,212	—%

Total deposits	$4,492,276	1.49%	$4,431,150	1.99%

The following table sets forth the maturities of retail and brokered certificates of deposit having principal amounts of $100,000 or more at June 30, 2012:

Table N

Certificates of Deposits Maturities

(Dollars in thousands)	June 30, 2012
Certificates of deposit maturing:
Three months or less	$259,580
Over three through six months	296,496
Over six through twelve months	572,610
Over twelve months	1,307,435

Total	$2,436,121

The amounts in Table L include $1.9 billion in brokered deposits as of June 30, 2012, issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of June 30, 2012 and December 31, 2011, Doral Financial’s banking subsidiary had approximately $2.1 billion and $2.2 billion, respectively, in brokered deposits. Brokered deposits are used by the Company´s banking subsidiary as a source of long-term funds, and Doral Financial’s banking subsidiary has traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits.

The Company’s banking subsidiary, as member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of June 30, 2012, Doral Financial’s banking subsidiary had $1.1 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 3.16%. Refer to Note 18 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.

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

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding the advances during the time the advance is outstanding. For the six month period ended June 30, 2012, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $74.2 million, compared to $66.7 million for the corresponding 2011 period, and $68.3 million for the fourth quarter of 2011. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans was $99.7 million and $109.8 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $13.9 million and $15.7 million, respectively.

When the Company sells mortgage loans to third parties (which serve as a source of cash) it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics investors are generally entitled to require the Company to repurchase such loans.

In addition to its servicing and warranty obligations, the Company’s loan sale activities in the past have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require the Company to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and the Company is required to repurchase more loans than anticipated, the Company’s liquidity requirements would increase. Please refer to “Off-Balance Sheet Activities” below for additional information on these arrangements.

In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require the Company to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of June 30, 2012, the Company’s maximum recourse exposure with FNMA totaled $414.5 million and required the posting of a minimum of $45.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Please refer to Note 23 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.

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

ASSETS AND LIABILITIES

Doral Financial’s total assets were $8.3 billion at June 30, 2012, compared to $8.0 billion at December 31, 2011, an increase of $370.3 million or 4.6%. This increase was due to increases in net loans of $195.3 million, investments of $144.7 million and prepaid income tax of $224.9 million, partially offset by decreases in deferred tax assets of $104.1 million, cash and due from banks (including restricted cash) of $72.4 million, and other assets of $11.8 million. The increase in loans was driven by an increase in commercial real estate and commercial and industrial loans of $144.0 million and $207.7 million, respectively primarily in the U.S. as part of the Company’s strategy to grow its operations in the U.S. This growth was partially offset by decreases in the mortgage loan portfolio of $132.2 million and an increase in the ALLL of $50.1 million. Cash generated from growth in deposits and from the CLO transaction in the second quarter of 2012 was used to fund the growth in loans and investment securities, with an increase in Agency MBS of $181.4 million.

Prepaid taxes increased $224.9 million and the DTA decreased $104.1 million as a result of the de-recognition of a DTA that was recorded as a receivable from the Commonwealth of Puerto Rico and the release of the valuation allowance associated to the derecognized DTA. The decrease in total cash of $72.4 million was due to the maturity of approximately $158.2 million of money market deposits that were pledged as collateral to securities sold under agreements to repurchase, partially offset by increases in cash associated with the CLO transaction and increases in deposits.

Total liabilities were $7.5 billion at June 30, 2012, compared to $7.1 billion at December 31, 2011. The $0.4 billion increase in total liabilities as of June 30, 2012, when compared to December 31, 2011, was largely due to increases of $292.2 million in notes payable and $143.2 million in deposits, partially offset by decreases of $97.2 million in advances from FHLB, $11.7 million in loans payable and $32.9 million in accrued expenses and other liabilities. The increase in notes payable is due to the issuance of $331.0 million in notes as Doral Money, through Doral CLO II, Ltd., entered into a collateralized loan obligation arrangement with a third party, partially offset by the maturity and pay-off of $30.0 million in notes that matured on April 26, 2012. Total deposits increased as the Company grew its retail deposits base by $173.1 million, which is attributable to the continued growth of the U.S. customer base in Florida and New York, a $30.1 million increase in financial institution’s deposits, partially offset by a $60.1 million decrease in brokered deposits. The increase in accrued expenses is mainly due to GNMA defaulted loans over 90 days delinquent which increased by $19.2 million and VISA settlements account which increased by $6.9 million.

CAPITAL

Doral Financial reported total equity of $843.1 million at June 30, 2012, compared to $840.2 million at December 31, 2011. The Company reported accumulated other comprehensive income (net of tax) of $2.9 million as of June 30, 2012, compared to other comprehensive loss (net of tax) of $1.2 million as of December 31, 2011.

Regulatory Capital Ratios

As of June 30, 2012, Doral Bank was in compliance with all the applicable regulatory capital requirements as a state non-member bank (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank level.

Set forth below are Doral Financial’s and Doral Bank’s regulatory capital ratios as of June 30, 2012 and December 31, 2011, based on existing Federal Reserve and FDIC guidelines.

Table O

Regulatory Capital Ratios

	As of June 30, 2012
	Doral	Doral
	Financial	Bank
Total Capital Ratio (Total capital to risk-weighted assets)	14.2%	12.7%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	12.9%	11.5%
Tier 1 Leverage Ratio (1)	9.9%	7.9%

	As of December 31, 2011
	Doral	Doral
	Financial	Bank
Total Capital Ratio (Total capital to risk-weighted assets)	13.4%	14.3%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	12.2%	13.0%
Tier 1 Leverage Ratio (1)	9.1%	8.6%

(1)	Tier 1 capital to average assets

As of June 30, 2012, Doral Financial exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action plan regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. The thresholds for a well-capitalized institution as prescribed by the FDIC’s regulation are, a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and the institution must not be subject to any written agreement or directive to meet a higher specific capital ratio.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on the Company.

On March 17, 2006, the Company entered into a consent order with the Federal Reserve. Pursuant to the requirements of the existing cease and desist order, the Company submitted a capital plan to the Federal Reserve in which it has agreed to maintain minimum leverage ratio of at least 5.5% and 6.0% for Doral Financial and Doral Bank, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. For a detailed description of this order, please refer to Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

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

As of June 30, 2012 and December 31, 2011, Doral Mortgage maintained $30.2 million and $31.0 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

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

Approximately 9.5% and 8.0% of the Company total assets at June 30, 2012 and December 31, 2011, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 24.1% and 31.2% of these financial instruments at June 30, 2012 and December 31, 2011, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.

Refer to Note 26 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the six month periods ended June 30, 2012 and 2011, repurchases amounted to approximately $5.6 million and $4.2 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of June 30, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans amounted to $99.7 million and $109.8 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2012 and December 31, 2011, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $569.4 million and $687.5 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $509.1 million and $619.7 million, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities” in the Company’s consolidated financial statements. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the quarter and six months ended June 30, 2012, the Company repurchased at fair value $2.5 million and $6.2 million, respectively, pursuant to recourse provisions, compared to $1.4 million and $5.8 million, respectively, for the corresponding periods of 2011. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

Doral Financial’s reserves for its exposure to recourse totaled $8.6 million and $11.0 million as of June 30, 2012 and December 31, 2011, respectively, and the reserve for other credit-enhanced transactions explained above amounted $7.7 million and $7.9 million as of June 30, 2012 and December 31, 2011, respectively. For additional information regarding the recourse liability activity, refer to Note 22, in the accompanying consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

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

For additional information, refer to Note 23 in the accompanying consolidated financial statements and the “Contractual obligations and other commercial commitments” section included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

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

As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) market value of equity (“MVE”) sensitivity; (iii) effective duration of equity; and (iv) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -100 bps and 100 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches, however management continues to emphasize risk management and controls based on net interest income and MVE sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:

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

•	The degree to which the “natural hedge” associated to mortgage banking (i.e. originating and servicing) offsets changes in servicing asset valuations may be not effective, as it may vary over time.

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

The Company’s interest rate risk exposure may be asymmetric due to the presence of embedded options in products and transactions which allow clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of embedded options include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its putable option on a structured funding transaction. Assets and liabilities with embedded options are evaluated taking into consideration the presence of options to estimate their economic price elasticity and also the effect of options in assessing maturity/repricing characteristics of the Company’s balance sheet.

The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of MBS.

The Company measures interest rate risk and has specific targets for various market rate scenarios. General assumptions for the measurement of interest income sensitivity are: (i) rate shifts are parallel and instantaneous throughout all benchmark yield curves and rate indexes; (ii) behavioral assumptions are driven by simulated market rates under each scenario (i.e. prepayments and/or repricing of certain liabilities); and (iii) a static balance sheet is assumed with cash flows reinvested at forecasted market rates (i.e. forward curve and/or static spreads) in similar instruments. For net interest income the Company monitors exposures and has established limits for time horizons ranging from one up to three years, although for risk management purposes earning exposures are forecasted for longer time horizons.

The tables below present the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases in interest rates, as of June 30, 2012 and December 31, 2011.

Table P

Risk Profile

As of June 30, 2012	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(4.4)%	1.1%
- 100 BPS	5.2%	(1.2)%

As of December 31, 2011	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(4.8)%	(0.1)%
- 100 BPS	6.0%	1.0%

(1)	Based on 12-month forward change in net interest income.

The net interest income (“NII”) sensitivity measure to a 100 basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (0.1)% to 1.1% when comparing December 31, 2011 to June 30, 2012. The effect is driven mostly due to sale of investment securities and the continuing growth of variable rate commercial loans.

As of June 30, 2012 the MVE showed lower sensitivity to rising interest rates when compared to December 31, 2011. MVE sensitivity to an increase of 100 basis points in market rates changed from (4.8)% to (4.4)%. The Company continues to actively manage the balance sheet mismatches to maintain the interest rate risk profile in line with targets mainly by the use of on-balance sheet strategies. Overall composition of the Company’s balance sheet was relatively stable between reporting periods which is reflected in relatively unchanged sensitivity measures for NII and MVE.

The following table presents the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of June 30, 2012 and December 31, 2011.

Table Q

Investment Portfolio Sensitivity

(In thousands)	June 30, 2012	December 31, 2011
	Change in Fair	Change in Fair
Change in Interest	Value of Available	Value of Available
Rates (Basis Points)	For Sale Securities	For Sale Securities
+100	$(17,098)	$(13,677)
Base	—	—
-100	16,070	13,768

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

Freestanding Derivatives.

Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading assets and derivatives as they occur.

Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $285.0 million and $241.0 million as of June 30, 2012 and December 31, 2011, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.

The Company is subject to various interest rate cap agreements to manage its interest rate exposure. An interest rate cap is a derivative in which the Company receives payments at the end of a period in which a specified interest rate exceeds the agreed strike price. Interest rate cap agreements generally are entered into to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk.

As of June 30, 2012, Doral had entered into several cap agreements with a total notional amount of $180.0 million and maturity dates ranging from September 2012 to November 2012. The entitled payment conditions (strike price) range between 550 and 650 basis points over the 1-month LIBOR.

Doral enters into forward TBA contracts to create an economic hedge on its marketable mortgage inventory and on its MSR. A forward contract is a transaction in which delivery of the underlying instrument is deferred until after the contract has been made. A TBA (to be announced) is a contract used by the Company when selling mortgage backed securities whereby the seller agrees to deliver the securities but does not announce how many securities will actually be delivered. Although the delivery is made in the future, the price is determined on the initial trade date. As of June 30, 2012, the Company had a total notional amount of $25.0 million and $80.0 million on forward contracts hedging its MSR and its marketable mortgage inventory, respectively. As of June 30, 2012, Doral recorded losses of $1.7 million on forward contracts.

Derivatives – Hedge Accounting.

Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $50.0 million as of both June 30, 2012 and December 31, 2011. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.

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

As of June 30, 2012, Doral had two interest rate swap agreements with notional amounts totaled $50.0 million, and with maturity dates ranging between October 2012 and November 2012. Both swap agreements have a pay-fixed rate of 4.62% and receive floating rates ranging from 2 and 5 basis points over the 1-month LIBOR. Both swap agreements are designated as cash flow hedge.

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates.

The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.

For additional information regarding the Company’s derivatives, refer to the Risk Management section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Credit Risk

Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities available for sale refer to Note 8 of the accompanying consolidated financial statements.

Loans receivable are loans that Doral Financial holds for investment purposes and, therefore, the Company is at risk for credit loss over the term of the loans. Because many of the Company’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed substantially, the Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacities to refinance and increased the Company’s exposure to loss upon default. This decline in prices and increases in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. The Company also has a growing portfolio of commercial and construction and land loans, geographically dominated by loans in the New York metropolitan area, and performance of such loans is subject to the strength of the New York City and US economies.

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

Doral Financial’s residential mortgage loan portfolio does not include a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. Interest rate reductions below contractual rate were typically limited to twelve months, and interest only periods were generally limited to twenty-four months, on loan modifications executed through 2011. The payments for these loans reset at a new payment amount approximately equal to the former payment amount unless the loan is restructured again or the restructured terms are extended. Beginning in 2012, Doral revised its modification programs so that the products are offered only to those who have the means to service the debt, and the terms are tailored to the borrowers’ ability to pay generally by extending terms and reducing interest rates permanently on up to five years before resetting. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans at origination. There has been significantly less depreciation in collateral values in residential real estate valued under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio.

The residential mortgage portfolio includes loans that were repurchased pursuant to recourse obligations. Repurchases of delinquent loans from recourse obligations for the quarter and six months ended June 30, 2012 were $2.5 million and $6.2 million, respectively. In the first quarter of 2012, Doral recorded a release of recourse of $1.0 million due to a reduction of loans subject to recourse with an outstanding principal balance of $65.0 million, which is included within the foreclosure and other credit related expenses in the consolidated statements of operations. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.

Historically, Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the residential housing construction sector in Puerto Rico has remained flat in the first half of 2012, decreasing from $148.1 million as of December 31, 2011, to $147.6 million as of June 30, 2012. Management expects that the amount of construction loans will continue to decrease.

Puerto Rico and the Company have both experienced low levels of new home absorption in the periods of high economics contraction due to the recession in Puerto Rico. As a result, in September 2010, the Governor of Puerto Rico signed into law Act No. 132 of 2010 (“Act No. 132”) which established various housing tax and other incentives to stimulate the sale of new and existing housing units. Act No. 115 of July 5, 2011 amended Act No. 132 to extend the expiration of the housing tax and other incentives from June 30, 2011 to October 31, 2011. Act No. 132 was subsequently amended to extend the expiration of the tax and other incentives until December 31, 2012. The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be in effect through December 31, 2012 and have had a favorable impact in the current economic environment in Puerto Rico.

Loan modifications and troubled debt restructurings

With high levels of unemployment in Puerto Rico during 2010, 2011 and 2012, many borrowers have temporarily lost their means to pay their loan contractual principal and interest obligations. As a result of the economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage loans. The lower level of income and economic activity has also led to fewer new construction residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial, commercial real estate, construction and land loans. Doral’s management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral if it is concluded that the borrower’s payment difficulties are temporary and Doral will in time collect the loan principal and agreed upon interest.

Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR as defined by current accounting guidance. The programs are designed to provide temporary relief and, if necessary, permanent financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term to forty years, deferral of principal payments for a period of time, and reduction of interest rates either permanently or for a period of up to five years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. Doral makes these programs available only to those borrowers who have defaulted, or are likely to default permanently, on their loan and would lose their homes in foreclosure action absent a lender concession but who have the demonstrated capacity to either pay a lesser amount or to recover from their temporary difficulties. Doral does move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest.

The following table presents the Company’s loans past due 30-89 days for the periods indicated. The table excludes GNMA defaulted loans 30-89 days past due (for which the Company has the option, but not an obligation, to buy back from the pools serviced).

Table R

Loans past due 30-89 days

	June 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$117,669	$203	$117,872	$128,124	$1,023	$129,147
FHA/VA Loans	4,978	—	4,978	5,703	—	5,703
Other consumer	717	—	717	852	—	852

Total past-due consumer	123,364	203	123,567	134,679	1,023	135,702

Commercial
Commercial real estate	50,312	646	50,958	40,501	5,002	45,503
Construction and land	117	—	117	24,863	—	24,863
Commercial and industrial	872	—	872	378	—	378

Total past-due commercial	51,301	646	51,947	65,742	5,002	70,744

Total past-due loans(1) (2)	$174,665	$849	$175,514	$200,421	$6,025	$206,446

(1)

In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due, except for residential mortgage loans which are considered 90 days past due when the loan is four payments in arrears.

(2)	As of June 30, 2012, excludes $21.2 million in loans that are past due 30-89 days which are included in the non-performing assets table.

The following table sets forth information with respect to the Company’s loans past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are either well-secured and in the process of collection.

Table S

Loans past due 90 days and still accruing

	June 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing (1)
Credit cards	$479	—	$479	$256	$—	$256
Other consumer	862	—	862	946	—	946

Total consumer loans past due 90 days and still accruing	1,341	—	1,341	1,202	—	1,202

Commercial loans past due 90 days and still accruing
Commercial and industrial	1,177	—	1,177	1,105	—	1,105

Total loans past due 90 days and still accruing	$2,518	$—	$2,518	$2,307	$—	$2,307

(1)	Excludes FHA/VA guaranteed residential mortgages past due 90 days and still accruing which, due to the nature of their guarantees, present minimal credit risk to the Company.

The following table sets forth information with respect to Doral Financial’s non-performing loans, OREO and other NPAs as of the dates indicated:

Table T

Non-Performing Assets

	June 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$392,322	$92	$392,414	$298,453	$558	$299,011
Other consumer (2)	248	—	248	352	—	352

Total non-performing consumer, excluding FHA/VA	392,570	92	392,662	298,805	558	299,363

Non-performing commercial
Commercial real estate	191,560	—	191,560	168,590	665	169,255
Commercial and industrial	2,975	—	2,975	2,836	—	2,836
Construction and land	113,865	4,382	118,247	93,558	4,589	98,147

Total non-performing commercial	308,400	4,382	312,782	264,984	5,254	270,238

Total non-performing loans, excluding FHA/VA	700,970	4,474	705,444	563,789	5,812	569,601

OREO and repossessed units
Residential mortgage	64,357	—	64,357	60,584	—	60,584
Commercial real estate	25,119	—	25,119	20,589	—	20,589
Construction and land	35,504	550	36,054	39,430	550	39,980
Other	33	—	33	51	—	51

Total OREO and repossessed units	125,013	550	125,563	120,654	550	121,204

Non-performing FHA/VA guaranteed residential(1)(3)(4)	49,116	—	49,116	59,838	—	59,838
Other non-performing assets	—	—	—	5,000	—	5,000

Total non-performing assets (5)	$875,099	$5,024	$880,123	$749,281	$6,362	$755,643

Total NPAs as a percentage of the net loan portfolio, (excluding GNMA defaulted loans) and OREO			14.03%			12.41%

Total NPAs as a percentage of consolidated total assets			10.55%			9.47%

Total NPLs (excluding FHA/VA guaranteed loans) to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			11.38%			9.84%

ALLL to non-performing loans (excluding NPLs held for sale) (5)			21.79%			18.08%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.
(2)	Includes delinquency related to personal, revolving lines of credit and other consumer loans.
(3)

Does not include approximately $46.1 million and $36.4 million of GNMA defaulted loans over 90 days delinquent (for which the Company has the option, but not an obligation, to buy back from the pools serviced), included as part of the loans held for sale portfolio as of June 30, 2012 and December 31, 2011, respectively.

(4)

FHA/VA loans are considered non-performing loans when the loan is ten payments in arrears since the principal balance of these loans is insured or guaranteed under the applicable FHA/VA program and interest is, in most cases, fully recovered in foreclosure proceedings.

(5)	Excludes FHA and VA claims amounting to $17.2 million and $15.2 million as of June 30, 2012 and December 31, 2011, respectively.

Effective January 1, 2012 Doral changed how it estimates whether a modified loan making regular payments in accordance with the revised loan terms is not performing, with such change in estimate accounted for prospectively. Doral’s non-accrual loans now include loans that are paying but which have been modified to temporarily or permanently reduce the payment amount, and such current monthly payment is 25% or more lower than the payment reduction at reset and either the borrower’s debt service to income ratio exceeds 40%, or the property loan-to-value is greater than 80%. In all modifications, Doral requires six months of payments and classification as a performing loan before returning the loan to accrual status. Doral believes loans meeting the defined criteria are at greater risk of not being able to meet their contractual obligations in the future and therefore are reported as non-accrual. Adoption of this means of estimating nonaccrual loans increased reported non-performing loans by $100.4 million as of June 30, 2012 and decreased quarter interest income by $0.3 million. Had loans meeting these criteria been reported as non-performing as of December 31, 2011, non-performing loans would have been $188.0 million higher, largely in residential mortgage.

Non-performing loans (excluding FHA/VA loans guaranteed by the US government) as of June 30, 2012 were $705.4 million, an increase of $135.8 million from December 31, 2011. When comparing NPLs as of June 30, 2012 to those reported as of December 31, 2011, major fluctuations are mostly a result of loans previously defaulted and modified who have reached their reset date have not been able to comply with the new reset payment amount.

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

Non-performing assets, including non-performing loans, increased by $124.5 million, or 16.5%, as of June 30, 2012, compared to December 31, 2011. Non-performing FHA/VA guaranteed loans decreased by $10.7 million when compared to December 31, 2011. As of June 30, 2012, Doral reported a total of $392.4 million of non-performing residential loans excluding FHA/VA guaranteed loans, which represents 11.7% of total residential loans (excluding FHA/VA guaranteed loans) and 55.6% of total non-performing loans, excluding FHA/VA.

The following tables provide the non-performing loans activity by portfolio for the periods indicated.

Table U

Non-Performing Loans Activity

	Quarter ended June 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$401,760	$274	$402,034	$188,824	$2,634	$120,255	$311,713	$713,747
Additions	74,257	82	74,339	26,710	493	7,793	34,996	109,335
Repurchases	—	—	—	—	—	—	—	—
Remediated/Cure	(70,163)	(108)	(70,271)	(19,329)	(68)	(1,836)	(21,233)	(91,504)
Foreclosed	(5,433)	—	(5,433)	(2,784)	—	—	(2,784)	(8,217)
Write-downs	(8,007)	—	(8,007)	(1,861)	(84)	(7,965)	(9,910)	(17,917)

Balance at end of period	$392,414	$248	$392,662	$191,560	$2,975	$118,247	$312,782	$705,444

	Quarter ended June 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$254,942	$551	$255,493	$187,076	$2,789	$126,190	$316,055	$571,548
Additions	75,226	780	76,006	10,539	859	1,883	13,281	89,287
Repurchases	—	—	—	—	—	—	—	—
Remediated/Cure	(46,395)	(450)	(46,845)	(17,271)	(457)	(214)	(17,942)	(64,787)
Foreclosed	—	—	—	(3,628)	—	—	(3,628)	(3,628)
Write-downs	(2,639)	(182)	(2,821)	(8,418)	(460)	(18,733)	(27,611)	(30,432)
Sales	—	—	—	—	—	—	—	—

Balance at end of period	$281,134	$699	$281,833	$168,298	$2,731	$109,126	$280,155	$561,988

	Six months ended June 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$299,011	$352	$299,363	$169,255	$2,836	$98,147	$270,238	$569,601
Additions	251,669	264	251,933	61,584	578	33,180	95,342	347,275
Repurchases	3,156	—	3,156	—	—	—	—	3,156
Remediated/Cure	(113,996)	(368)	(114,364)	(24,639)	(270)	(2,691)	(27,600)	(141,964)
Foreclosed	(15,687)	—	(15,687)	(6,793)	(72)	(144)	(7,009)	(22,696)
Write-downs	(31,739)	—	(31,739)	(7,847)	(97)	(10,245)	(18,189)	(49,928)

Balance at end of period	$392,414	$248	$392,662	$191,560	$2,975	$118,247	$312,782	$705,444

	Six months ended June 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$280,841	$819	$281,660	$193,556	$2,522	$148,737	$344,815	$626,475
Additions	122,487	1,662	124,149	25,302	1,873	4,625	31,800	155,949
Repurchases	2,628	—	2,628	—	—	—	—	2,628
Remediated/Cure	(107,317)	(1,101)	(108,418)	(36,592)	(1,185)	(10,006)	(47,783)	(156,201)
Foreclosed	(11,640)	—	(11,640)	(5,550)	—	(13,907)	(19,457)	(31,097)
Write-downs	(5,865)	(681)	(6,546)	(8,418)	(479)	(20,323)	(29,220)	(35,766)
Sales	—	—	—	—	—	—	—	—

Balance at end of period	$281,134	$699	$281,833	$168,298	$2,731	$109,126	$280,155	$561,988

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

Table V

Composition of Mortgage Non-Performing Loans as of June 30, 2012.

Collateral Type	Loan To Value	Distribution
FHA/VA loans	n/a	19.5%
Loans with private mortgage insurance	n/a	5.5%
Loans with no mortgage insurance	< 60%	12.0%
	61-80%	24.3%
	81-90%	15.2%
	Over 91%	23.5%

Total loans		100.0%

LTVs are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the size of the unpaid principal balance and the LTV level of individual loans. As of June 30, 2012, all loans to value were computed using a more recent valuation.

Construction and land loans include non-performing loans of $118.2 million as of June 30, 2012, or 16.8% (96.3% which are in Puerto Rico), of total non-performing loans. As of June 30, 2012, 32.3% of the loans within the construction and land portfolio were considered non-performing loans. Doral’s construction and land loan portfolio reflected an increase in non-performing loans, during this quarter, due primarily to the developer’s inability to sell homes fast enough to generate the cash flow required to service the debt. The sale of a portion of the construction loan portfolio during 2010 reduced the Company’s risk to this sector; however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.

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

During 2011 and the six month period ended June 30, 2012, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico.

The following table presents further information on the Company’s construction and land portfolio.

Table W

Construction and land loan portfolio

	June 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$147,563	$4,382	$151,945	$148,098	$300	$148,398
Land, Multi-family, condominium and commercial construction loans	126,974	87,466	214,440	133,038	97,068	230,106
Undisbursed funds under existing commitments (1)	37,959	198,761	236,720	44,317	37,481	81,798
Total non-performing	113,865	4,382	118,247	93,558	4,589	98,147
Net charge offs	13,951	—	13,951	31,116	—	31,116
Allowance for loan losses	27,549	2,134	29,683	15,590	2,157	17,747
Non-performing construction to total construction loans	41.48%	4.77%	32.27%	33.28%	4.71%	25.93%
Net charge-offs on an annualized basis to total construction loans	20.44%	—%	15.31%	11.07%	—%	8.22%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.

The value of the OREO reflected in the Company’s consolidated statements of financial condition represents a reasonable estimate of the properties’ sales price, net of disposition costs. The fair value of the OREO is usually determined on the basis of internal and external appraisals and physical inspections. A loss is recognized for any initial write down to fair value less cost to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs such as property taxes, maintenance and other similar expenses are charged to expense in the period incurred.

OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. As of June 30, 2012 and 2011, respectively, OREO properties totaled $125.5 million and $101.5 million, net of an allowance for OREO losses of $52.1 million and $34.3 million. For the quarter and six months ended June 30, 2012 and 2011 $11.2 million and $22.3 million, and $25.6 million and $51.7 million, respectively, in real estate properties were transferred from loans to OREO.

The increase of $3.0 million and $5.1 million in the provision for OREO losses when comparing the quarter and six months ended June 30, 2012 against the same period of 2011 is mostly related to the receipt of updated appraisals on the properties.

During the six month period ended June 30, 2012, the Company sold 84 OREO properties, representing $19.4 million in gross unpaid principal balance. For the same period of 2011, the Company sold 294 OREO properties, representing $56.4 million in unpaid principal balance. Gains and losses on sales of OREO are recognized in other real estate owned expenses in the Company’s consolidated statements of operations.

For additional information regarding the activity and composition of OREO, refer to Note 15 on the accompanying consolidated financial statements.

Loan modifications that are considered troubled debt restructurings completed as of June 30, 2012 and December 31, 2011 were as follows:

Table X

Loan modifications considered TDRs

	June 30, 2012		December 31, 2011
(In thousands)	TDRs	90 days and over delinquency	TDRs	90 days and over delinquency
Consumer modifications
Residential mortgage	$695,303	$181,400	$789,281	$142,875
FHA/VA guaranteed residential	19,230	12,227	24,648	14,583
Other consumer	968	59	974	125

Total consumer	715,501	193,686	814,903	157,583

Commercial
Commercial real estate	101,527	50,551	104,452	24,673
Commercial and industrial	594	66	11,190	73
Construction and land	66,562	47,598	68,695	22,531

Total commercial	168,683	98,215	184,337	47,277
Total TDRs	$884,184	$291,901	$999,240	$204,860

The following table presents information related to residential restructured loans that are non-performing at June 30, 2012.

Table Y

Residential restructured loans in non-performing status

Year restructured	Original UPB of restructured loans(1)	Remaining UPB of restructured loans	90 days and over delinquent at June 30, 2012(2)	Percentage of restructured UPB 90 days and over
2008	$8,263	$7,762	$6,540	84.3%
2009	20,820	18,550	18,550	100.0%
2010	154,069	145,439	135,232	93.0%
2011	66,827	64,754	31,146	48.1%
2012	47,660	48,391	2,180	4.5%

	$297,639	$284,896	$193,648	68.0%

(1)	Loans are included in period of most recent restructure, if subject to more than one restructure.
(2)	Using bank regulatory definition of four or more payments past due, past restructure, and return to accrual status.

Modified loans (including mortgage loans which have reset) are removed from amounts reported as TDRs, but continue to be accounted for as TDRs, if: (a) they were modified during the year prior to the current year, (b) have made at least six payments in accordance with their modified terms, and (c) the effective yield was at least equal to the market rate of similar credit at the time of modification. In addition to these, the loan must either not have a payment reset pending which is greater than 25% of their current payment or the debt-to-income exceed 40%, and loan-to-value greater than 80%.

The following table presents the Company’s TDRs for the six months ended June 30, 2012.

Table Z

TDRs Activity

Six months ended
June 30, 2012
Beginning balance	$999,240

Loans entering TDR status	99,448
Loans leaving TDR status	202,178
Principal amortization and loans paid off	9,912
Loans transferred to real estate held for sale	2,414

Ending balance	$884,184

Allowance for Loan and Lease Losses

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table AA

Allowance for Loan and Lease Losses

	Quarters ended June 30,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	2011
Balance at beginning of period	$157,214	$9,576	$166,790	$114,768	$5,436	$120,204
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	2,548	(18)	2,530	5,405	5	5,410
Other consumer	448	—	448	854	—	854

Total consumer	2,996	(18)	2,978	6,259	5	6,264

Commercial real estate	3,392	456	3,848	4,336	36	4,372
Commercial and industrial	(1,561)	664	(897)	(647)	1,056	409
Construction and land	(650)	(70)	(720)	2,931	(653)	2,278

Total commercial	1,181	1,050	2,231	6,620	439	7,059

Total provision for loan and lease losses	4,177	1,032	5,209	12,879	444	13,323

Charge-offs:
Non-FHA/VA residential mortgage	(12,742)	—	(12,742)	(4,271)	—	(4,271)
Other Consumer	(1,085)	—	(1,085)	(1,239)	—	(1,239)

Total consumer	(13,827)	—	(13,827)	(5,510)	—	(5,510)

Commercial real estate	(4,260)	—	(4,260)	(12,755)	—	(12,755)
Commercial and industrial	(159)	—	(159)	(407)	—	(407)
Construction and land	(2,517)	—	(2,517)	(21,769)	—	(21,769)

Total commercial	(6,936)	—	(6,936)	(34,931)	—	(34,931)

Total charge-offs	(20,763)	—	(20,763)	(40,441)	—	(40,441)

Recoveries:
Non-FHA/VA residential mortgage	574	—	574	—	—	—
Other consumer	318	—	318	367	—	367

Total consumer	892	—	892	367	—	367

Commercial real estate	526	—	526	—	—	—
Commercial and industrial	35	—	35	19	—	19
Construction and land	—	—	—	—	—	—

Total commercial	561	—	561	19	—	19
Total recoveries	1,453	—	1,453	386	—	386

Net charge-offs	(19,310)	—	(19,310)	(40,055)	—	(40,055)

Balance at end of period	$142,081	$10,608	$152,689	$87,592	$5,880	$93,472

ALLL plus partial chage-offs, credit related discounts and deferred fees, net to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			5.54%			3.70%
ALLL as a percentage of loans receivable outstanding, at the end of period			2.49%			1.64%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			2.52%			1.68%
Provision for loan and lease losses to net charge-offs			26.98%			33.26%
Net charge-offs to average loans receivable outstanding			0.32%			0.71%
ALLL to net charge-offs on an annualized basis			196.60%			58.18%

The following tables summarize Doral Financial’s provisions, charge-offs and recoveries for the ALLL for the periods indicated and provides allocation by loan categories.

Table BB

Allowance for Loan and Lease Losses

	Six months ended June 30,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	Total
Balance at beginning of period	$94,400	$8,209	$102,609	$117,821	$5,831	$123,652
Provision (recovery) for loans and lease losses:
Non-FHA/VA residential mortgage	71,459	—	71,459	6,150	15	6,165
Other consumer	49	—	49	1,349	—	1,349

Total consumer	71,508	—	71,508	7,499	15	7,514

Commercial real estate	21,997	1,337	23,334	(1,419)	35	(1,384)
Commercial and industrial	(1,424)	1,085	(339)	(448)	748	300
Construction and land	25,910	(23)	25,887	10,233	(749)	9,484

Total commercial	46,483	2,399	48,882	8,366	34	8,400
Total provision (recovery) for loan and lease losses	117,991	2,399	120,390	15,865	49	15,914

Charge-offs:
Non-FHA/VA residential mortgage	(45,073)	—	(45,073)	(7,497)	—	(7,497)
Other Consumer	(2,404)	—	(2,404)	(2,837)	—	(2,837)

Total consumer	(47,477)	—	(47,477)	(10,334)	—	(10,334)
Commercial real estate	(10,604)	—	(10,604)	(12,755)	—	(12,755)
Commercial and industrial	(186)	—	(186)	(426)	—	(426)
Construction and land	(13,951)	—	(13,951)	(23,359)	—	(23,359)

Total commercial	(24,741)	—	(24,741)	(36,540)	—	(36,540)

Total charge-offs	(72,218)	—	(72,218)	(46,874)	—	(46,874)

Recoveries:
Non-FHA/VA residential mortgage	690	—	690	—	—	—
Other consumer	586	—	586	761	—	761

Total consumer	1,276	—	1,276	761	—	761
Commercial real estate	596	—	596	—	—	—
Commercial and industrial	36	—	36	19	—	19
Construction and land	—	—	—	—	—	—

Total commercial	632	—	632	19	—	19
Total recoveries	1,908	—	1,908	780	—	780

Net charge-offs	(70,310)	—	(70,310)	(46,094)	—	(46,094)

Balance at end of period	$142,081	$10,608	$152,689	$87,592	$5,880	$93,472

ALLL plus partial charge-offs, credit related discounts and deferred fees, net to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			5.54%			3.70%
ALLL as a percentage of loans receivable outstanding, at the end of period			2.49%			1.64%
Provision for loan losses to net charge-offs			171.23%			34.53%
Net charge-offs to average loans receivable outstanding			1.17%			0.83%
ALLL to net charge-offs on an annualized basis			107.69%			100.56%

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the internal allocation of Doral Financial’s allowance for loans and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table CC

Allocation of allowance for loans and lease losses

	June 30, 2012				December 31, 2011
(Dollars in thousands)	PR	US	Total	Percentage	PR	US	Total	Percentage
Consumer:
Residential mortgage	$84,997	$448	$85,445	56%	$57,921	$448	$58,369	57%
Other consumer	3,188	—	3,188	2%	4,957	—	4,957	5%

Total consumer	88,185	448	88,633	58%	62,878	448	63,326	62%

Commercial:
Commercial real estate	24,604	1,630	26,234	17%	12,615	293	12,908	13%
Commercial and industrial	1,743	6,396	8,139	5%	3,317	5,311	8,628	8%
Construction and land	27,549	2,134	29,683	20%	15,590	2,157	17,747	17%

Total commercial	53,896	10,160	64,056	42%	31,522	7,761	39,283	38%

Total	$142,081	$10,608	$152,689	100%	$94,400	$8,209	$102,609	100%

During the first half of 2012, management reviewed its ALLL estimate assumptions and calculations and adopted a more conservative outlook as to future loan performance considering the uncertain economic and regulatory environments. The resulting changes in estimate are reflected in the June 30, 2012 allowance for loan and lease losses. Significant changes in assumptions and calculations included reducing the definition of a defaulted loan by 90 days, increasing the expectation that long term delinquent loans are foreclosed, emphasizing the consideration of more recent experience in determining the probability of default and loss given default, changing how deferred fees are considered in the calculation, reducing the estimated prepayment speed on TDR loans, and charging principal to $0 on all loans where delayed foreclosure proceedings result in balances more than five years past due. These changes resulted in approximately $81.0 million in provisions in the first quarter of 2012. In addition, in late March 2012 a market analysis on land use was completed and issued. The analysis provides information necessary for appraisers to value undeveloped land in Puerto Rico. The remainder of the 2012 provision for residential loans totaling $39.4 million reflects new loans becoming delinquent, delinquent loans aging in delinquency, the continuing receipt of new appraisals, and other declines in value estimates on collateral dependent loans. The market analysis is facilitating completion of land and construction valuation by island appraisers.

For the quarter ended June 30, 2012, Doral’s charge-offs of $20.8 million were down $19.7 million from the $40.4 million charged-off in the quarter ended June 30, 2011. Charge-offs declined $8.5 million for commercial real estate, and $19.3 million for construction and land, offset in part by an increase for residential mortgage loans of $8.5 million. The decline in charge-offs in 2012 reflects some stabilization of the Puerto Rico economy following two years of economic contraction. The increase in residential loan charge-offs reflects adoption of the policy to charge-off residential loans that reach 5 years delinquency due to foreclosure challenges as well as receipt of updated valuations on loans more than 180 days delinquent.

As of June 30, 2012, the Company’s allowance for loan and lease losses was $152.7 million, an increase of $50.1 million from $102.6 million as of December 31, 2011. This increase resulted from an increase in provisions of $104.5 million for the reasons described in the previous paragraph net of first half of 2012 charge-offs. Net charge-offs for the first six months of 2012 increased by $24.2 million when compared to the same period in 2011. This increase in net charge-offs was due to the combined effect of an increase of $37.6 million in residential mortgage charge-offs partially offset by decreases of $9.4 million in construction and land loans charge-offs and $2.2 million in commercial real estate charge-offs. The residential mortgage loan charge-off increase principally resulted from Doral’s adoption of a policy in the first half of 2012 to charge-off the loan principal balance to $0 upon a residential loan reaching five years delinquency.

The allowance for loan and lease losses coverage ratios as of June 30, 2012 and December 31, 2011 (including and excluding the effect of partial charge-offs, credit related discounts and deferred fees, net) were as follows:

Table DD

Allowance for loan and lease losses coverage ratios

	June 30, 2012				December 31, 2011
	ALLL plus partial charge-offs, credit related discounts and deferred fees, net as a % of:		ALLL as a % of:		ALLL plus partial charge-offs, credit related discounts and deferred fees, net as a % of:		ALLL as a % of:
	Loans(1)	NPLs (1)	Loans(2)	NPLs (2)	Loans(1)	NPLs (1)	Loans(2)	NPLs (2)
Consumer
Residential mortgage(3)	4.73%	36.93%	2.64%	22.03%	3.78%	27.44%	1.75%	19.65%

Consumer(4)	11.39%	1,034.23%	10.76%	1,238.29%	13.67%	1,245.52%	13.42%	1,408.24%

Total consumer(3)(4)	4.79%	33.95%	2.71%	22.81%	3.89%	28.93%	1.88%	21.29%

Commercial
Commercial real estate	6.60%	29.70%	2.65%	13.70%	5.93%	23.11%	1.54%	7.63%
Commercial and industrial	1.25%	516.51%	0.58%	277.69%	0.78%	283.60%	0.70%	304.23%
Construction and land	22.90%	56.29%	8.10%	25.10%	16.84%	45.59%	4.69%	18.08%

Total commercial	6.40%	45.33%	2.30%	20.52%	5.30%	34.81%	1.61%	14.54%

Total(3)(4)	5.54%	41.44%	2.52%	21.79%	4.49%	31.97%	1.76%	18.08%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.
(2)	Loans and NPL amounts are not increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.
(3)	Excludes FHA/VA guaranteed loans.
(4)	Excludes loans on saving deposits.

Considering the effect of partial charge-offs, credit related discounts and deferred fees, net, the Company’s coverage ratio was 5.54% as of June 30, 2012 and 4.49% as of December 31, 2011. The 105 basis point increase in this coverage ratio was largely due to the provision for loan losses recorded during for the six months ended June 30, 2012, as well as an increase of approximately $18.2 million in partial charge offs, mostly reflected in the construction and land portfolio. The partial charge off increase in construction and land loans is the result of the receipt of recent appraisals or opinions of value on the properties under construction. The ALLL to non-performing loans coverage ratio increased 371 basis points, from 18.08% at December 31, 2011 to 21.79% at June 30, 2012, as a result of the recording of higher provision for loan losses and charge-offs on non-performing loans.

The following table presents the Company’s recorded investment in impaired loans and the related ALLL.

Table EE

Impaired loans and related allowance

(In thousands)	June 30, 2012	December 31, 2011
Impaired loans with allowance	$901,103	$1,109,297
Impaired loans without allowance	471,985	249,233

Total impaired loans	$1,373,088	$1,358,530

Related allowance	$97,429	$74,265

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

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006; a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. According to the latest information issued by the Puerto Rico Planning Board in April 2012, Puerto Rico’s gross national product decreased by 1.2%, 2.5%, 3.8% and 3.4% for fiscal years 2007, 2008, 2009, and 2010, respectively. For fiscal year 2011, based on preliminary numbers for the accounts corresponding to such fiscal year, the Planning Board estimates a decline of 1.5% in real gross national product. According to the Puerto Rico Planning Board’s latest base case scenario projections, Puerto Rico’s real gross national product is projected to grow by 0.9% and 1.1% for fiscal years 2012 and 2013, respectively.

According to the Puerto Rico Labor Department’s Household Employment Survey, total employment fell by 2.3% in fiscal year 2011 and grew by 0.5% during the first ten months of fiscal year 2012. The unemployment rate for fiscal year 2011 and for the first ten months of fiscal year 2012 was 15.9% and 15.2%, respectively, slightly lower than the average for fiscal year 2010 (16.0%). In June 2012, the unemployment rate fell to 13.8%.

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

According to the information published by the Commonwealth of Puerto Rico, for fiscal year 2009, the deficit was approximately $3.3 billion, consisting of the difference between revenues and expenses for such fiscal year. For fiscal year 2010, the deficit was approximately $2.1 billion and the deficit for fiscal year 2011 was approximately $1.0 billion. The deficit for fiscal year 2012 has been estimated at $610 million and the deficit for fiscal year 2013 has been estimated at $333 million. Measures that the Government of Puerto Rico has implemented have included reducing expenses, including public sector employment through layoffs of employees. Since the Government of Puerto Rico is the largest source of employment in Puerto Rico, these measures have had the effect of increasing unemployment and could have the effect of intensifying the current recessionary cycle.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012. While the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management concluded that our disclosure controls and procedures were not effective as a result of the continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012. While the company has identified that there have been no material changes in our internal control over financial reporting during our last fiscal quarter, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 8, 2012, the members of the Board of Directors of Doral Bank entered into a Consent Order with the FDIC and the Commissioner of Financial Institutions of Puerto Rico (the “Commissioner”). The FDIC has also notified Doral Bank that it deems Doral Bank to be in troubled condition. The consent order with the FDIC requires the board of directors of Doral Bank to oversee Doral Bank’s compliance with the Consent Order through specified meetings and notifications to the FDIC and the Commissioner. In addition, the Consent Order will require the bank to have and retain qualified management acceptable to the FDIC. The Consent Order also requires Doral Bank to undertake through a third party consultant an assessment of its board and management needs as well as a review of the qualifications of the current directors and senior executive officers. The Consent Order requires Doral Bank to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” by the FDIC and the Commissioner. Doral Bank is also required to establish and provide to the FDIC for review a Delinquent and Classified Asset Plan to reduce Doral Bank’s risk position in each loan in excess of $1 million which is more than 90 days delinquent or classified “Substandard” or “Doubtful” in a report of examination by the FDIC and the Commissioner. The Consent Order also requires Doral Bank to establish plans, policies or procedures acceptable to the FDIC and the Commissioner relating to its capital (as well as a contingency plan for the sale, merger or liquidation of Doral Bank in the event its capital falls below required levels), profit and budget plan, ALLL, loan policy, loan review program, loan modification program, appraisal compliance program and its strategic plan that comply with the requirements set forth in the consent order. Doral Bank is required to obtain a waiver from the FDIC before it may accept brokered deposits or extends credit to certain delinquent borrowers. Doral Bank cannot pay a dividend without the approval of the Regional Director of the FDIC and the Commissioner. The board of Doral Bank is required to establish a compliance committee to oversee Doral Bank’s compliance with the consent order and Doral Bank is required to provide quarterly updates to the Regional Director of the FDIC and the Commissioner of its compliance with the consent order.

Doral Financial also expects to enter into a written agreement with its primary supervisor, the FRBNY, which shall replace and supersede the Cease and Desist Order entered into by Doral with the Board of Governors of the Federal Reserve System on March 16, 2006. Because the terms of such agreement are under negotiation with the FRBNY Doral is unable to predict the exact terms and conditions that will be imposed by the FRBNY. Currently, Doral expects that the agreement with the FRBNY will require the Company to undertake a management and staffing review as well as establish policies and procedures acceptable to the FRBNY regarding credit risk management, credit administration, loan grading, asset improvement, other real estate owned, ALLL, accounting and internal controls and internal audit. In addition, Doral expects that without the approval of the FRBNY and the Director of the Division of Banking Supervision, Doral will not be able to declare or pay a dividend, and without the approval of the FRBNY Doral will not be able to receive from Doral Bank a dividend or other payment that is a reduction of capital of Doral Bank. Doral also expects that the agreement will also provide that Doral will not be able to incur, increase or guarantee any debt without the approval of the FRBNY.

As a result of these current and expected regulatory actions, Doral and Doral Bank will require significant management and third party consultant resources to comply with Doral’s anticipated agreement with the FRBNY and Doral Bank’s consent order with the FDIC and the Commissioner. Doral has already added significant resources to meet the monitoring and reporting obligations imposed by the consent order and expected to be imposed by the agreement with the FRBNY. Doral expects these incremental administrative and third party costs as well as the operational restrictions imposed by the consent order and the proposed agreement will adversely affect Doral’s results of operations. The consent order does not, and currently Doral does not believe that the proposed agreement with the FRBNY will, mandate that Doral or Doral Bank raise additional capital or increase its reserves; however, there can be no assurance that in the future either the FRBNY or the FDIC and the Commissioner will not impose such conditions. Finally, Doral and Doral Bank must also seek regulatory approval prior to the appointment of a new director or senior executive officer, any change in a senior executive officer’s responsibilities, or making certain severance or indemnification payments to directors, executive officers or other affiliated persons.

For additional information on legal proceedings and regulatory matters, refer to Note 24 to the unaudited interim consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and/or the market price of our common stock may be adversely affected by a number of risk factors. Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth in this Form 10-Q and in Item 1A-Risk Factors of the Company’s 2011 Annual Report on Form 10-K as updated from time to time in filings made by the Company with the SEC. These risks factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our other filings with the SEC. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations. Please also refer to the section titled “Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Doral Bank expects that it will be required to obtain approval from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not allow Doral Bank to accept, renew or rollover any brokered deposits Doral Bank may not be able to meet its liquidity needs or future obligations.

Doral Bank’s liquidity relies in part upon brokered deposits. Under the consent order with the FDIC Doral Bank must obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not approve the acceptance, renewal or rolling over of brokered deposits, or limits Doral Bank’s ability in any material way, Doral Bank’s liquidity, operations and ability to meet its obligations will be materially adversely affected.

The Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation and the Office of the Commissioner of Financial Institutions will impose new operating restrictions and conditions on Doral and Doral Bank. These new operating restrictions and conditions will increase Doral’s operating costs and adversely affect Doral’s results of operations and have the ability to change Doral’s and/or Doral Bank’s management and capital requirements. If the FRBNY, FDIC or the OCFI impose certain additional changes on Doral and/or Doral Bank the operations of Doral and/or Doral Bank may be materially adversely affected.

Doral expects to enter into an agreement with the Federal Reserve Bank of New York and Doral Bank has become subject to a consent order with the FDIC. The agreement and the consent order will impose operating restrictions and conditions on Doral and Doral Bank. Among other conditions Doral will need to obtain the approval of the FRBNY prior to receiving a dividend from Doral Bank or incurring, increasing or guarantying any debt. Among other conditions, Doral Bank must have directors, executive officers and a capital plan acceptable to the FDIC. Both the expected agreement and the consent order increase the reporting obligations of Doral and Doral Bank to their regulators. The additional operating costs to comply with and restrictions under the expected agreement and the consent order will adversely affect Doral’s results of operations. Under the expected agreement and the consent order the FRBNY and/or the FDIC may impose conditions on Doral and/or Doral Bank that one or both entities may not be able to comply with, or even if complied with may materially adversely affect Doral’s and/or Doral Bank’s operations and liquidity and capital resources as well as their ability to, meet their regulatory or financial obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Accrued dividends in arrearage with respect to our Convertible Preferred Stock, through August 9, 2012, were approximately $32.8 million.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

As a result of a compliance examination performed by the FDIC, Doral Bank anticipates that it will be required to pay civil monetary penalties of up to approximately $135,000 as a result of deficiencies in compliance with the National Flood Insurance Act related to deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance.

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

12.1	Computation of Ratio of Earnings to Fixed Charges for the six month period ended June 30, 2012 and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the six month period ended June 30, 2012 and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2012	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: August 8, 2012	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President,
Chief Financial Officer and Principal Accounting Officer