Form 10-Q
period 2012-09-30
DORAL FINANCIAL CORP
filed 2012-11-09
CIK 840889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Common stock: 128,460,423 shares outstanding as of November 7, 2012.

DORAL FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

INDEX PAGE

Doral Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and in the notes to consolidated financial statements.

SEC	Securities and Exchange Commission
GAAP	Generally accepted accounting principles in the United States of America
TDR	Troubled debt restructuring
FHA/VA/FRM	Federal Housing Administration/Veteran Administration/Farm Credit Administration
LTV	Loan-to-value
MBS	Mortgage-backed securities
IOs	Interest-only securities
CMO	Collateralized mortgage obligations
US	United States of America
PR	Puerto Rico
OTTI	Other-than-temporary impairment
FNMA	Federal National Mortgage Association
FHLB	Federal Home Loan Bank of New York
VIE	Variable Interest Entity
GNMA	Government National Mortgage Association
LIBOR	London Interbank Offered Rate
ALLL	Allowance for loan and lease losses
MSR	Mortgage servicing right
CPR	Constant prepayment rate
NOW	Negotiable order of withdrawal
AFICA	Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority
DTA	Deferred tax asset
DTL	Deferred tax liability
NOL	Net operating loss
GSE	Government sponsored enterprises
SPE	Special purpose entity
CLO	Collateralized loan obligation
NPL	Non-performing loan
FRBNY	Federal Reserve Bank of New York
HUD	U.S. Department of Housing and Urban Development

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

(Dollars in thousands, except for share data)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$442,781	$308,811
Restricted cash	38,811	180,435

Securities held for trading, at fair value	43,561	44,803
Securities available for sale, at fair value (includes $325,291 and $318,639 pledged as collateral at September 30, 2012 and December 31, 2011, respectively, that may be repledged)	466,145	483,189
Federal Home Loan Bank of New York stock, at cost	67,228	69,660

Total investment securities	576,934	597,652
Loans:
Loans held for sale, at lower of cost or market (includes $97,124 and $109,114 pledged as collateral at September 30, 2012 and December 31, 2011, respectively, that may be repledged)	392,271	318,271
Loans receivable (includes $172,623 and $175,709 pledged as collateral at September 30, 2012 and December 31, 2011, respectively, that may be repledged)	6,218,495	5,922,983
Less: Allowance for loan and lease losses	(145,773)	(102,609)

Total net loans receivable	6,072,722	5,820,374

Total loans, net	6,464,993	6,138,645

Accounts receivable	39,079	36,426
Mortgage-servicing advances	69,168	61,795
Accrued interest receivable	30,406	38,352
Servicing assets, net	104,036	112,303
Premises and equipment, net	94,270	100,256
Real estate held for sale, net	119,401	121,153
Deferred tax asset, net	8,266	111,006
Prepaid income tax	317,407	90,971
Other assets	65,024	77,360

Total assets	$8,370,576	$7,975,165

Liabilities
Deposits:
Non-interest-bearing deposits	$314,304	$296,303
Other interest-bearing deposits	2,219,049	1,940,605
Brokered deposits	2,081,085	2,157,808

Total deposits	4,614,438	4,394,716
Securities sold under agreements to repurchase	297,300	442,300
Advances from Federal Home Loan Bank	1,251,377	1,241,583
Loans payable	271,748	285,905
Notes payable	797,449	506,766
Deferred tax liability	10,408	—
Accrued expenses and other liabilities	316,865	263,741

Total liabilities	7,559,585	7,135,011
Contingencies (Refer to Note 24)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at September 30, 2012 and December 31, 2011
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 128,460,423 and 128,295,756 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,285	1,283
Additional paid-in capital	1,226,937	1,222,983
Legal surplus	23,596	23,596
Accumulated deficit	(797,349)	(758,550)
Accumulated other comprehensive income (loss), net of income tax expense of $928 at September 30, 2012 and income tax benefit of $74 at December 31, 2011, respectively	4,440	(1,240)

Total stockholders’ equity	810,991	840,154

Total liabilities and stockholders’ equity	$8,370,576	$7,975,165

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except for per share data)	2012	2011	2012	2011
Interest income:
Loans	$86,650	$81,962	$256,680	$241,265
Mortgage-backed and investment securities	2,747	5,457	10,174	25,963
Interest-only strips	1,457	1,533	4,374	4,512
Other interest-earning assets	865	1,157	2,951	3,477

Total interest income	91,719	90,109	274,179	275,217
Interest expense:
Deposits	15,436	20,235	48,776	69,677
Securities sold under agreements to repurchase	2,398	2,881	8,097	18,238
Advances from the Federal Home Loan Bank	8,662	10,847	28,628	26,277
Loans payable	1,425	1,423	4,534	4,463
Notes payable	8,201	6,476	22,353	19,690

Total interest expense	36,122	41,862	112,388	138,345

Net interest income	55,597	48,247	161,791	136,872
Provision for loan and lease losses	34,413	41,698	154,803	57,612

Net interest income after provision for loan and lease losses	21,184	6,549	6,988	79,260
Non-interest income:
Other-than-temporary impairment losses	—	(5,717)	(6,396)	(6,129)
Portion of loss recognized in other comprehensive income (before taxes)	—	2,556	—	2,882

Net credit related other-than-temporary impairment losses	—	(3,161)	(6,396)	(3,247)
Net gain on sale of investment securities available for sale	2,041	8,945	4,127	26,607
Net loss on early repayment of debt	(1,186)	—	(1,186)	(3,068)
Net gain on loans securitized and sold and capitalization of mortgage servicing	14,676	11,200	30,698	25,768
Retail banking fees	6,634	6,571	19,302	20,644
Insurance agency commissions	3,029	2,504	8,386	7,165
Net (loss) gain on trading assets and derivatives	(3,016)	1,897	(2,481)	4,183
Mortgage loan servicing (loss) income (net of mark-to-market adjustments)	(1,841)	862	4,595	14,304
Other income	280	653	1,022	4,073

Total non-interest income(2)	20,617	29,471	58,067	96,429
Non-interest expenses:
Compensation and benefits	18,704	16,992	55,541	56,367
Professional services	12,045	10,373	34,974	27,786
Occupancy expenses	5,658	4,802	15,046	13,464
Communication expenses	3,297	3,824	10,433	11,463
FDIC insurance expense	4,745	3,296	12,110	11,449
Depreciation and amortization	3,269	3,293	10,160	9,959
Taxes, other than payroll and income taxes	2,323	3,168	7,554	8,967
Electronic data processing expenses	4,489	2,972	11,911	9,271
Corporate insurance	1,583	1,235	4,760	4,295
Other	6,853	6,258	19,509	17,946

	62,966	56,213	181,998	170,967
Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	3,570	4,735	9,810	9,859
Other real estate owned expenses	7,262	2,888	16,091	6,911

	10,832	7,623	25,901	16,770

Total non-interest expenses(2)	73,798	63,836	207,899	187,737

Loss before income taxes	(31,997)	(27,816)	(142,844)	(12,048)
Income tax expense (benefit)	549	2,339	(111,290)	10,307

Net Loss	$(32,546)	$(30,155)	$(31,554)	$(22,355)

Net loss attributable to common shareholders(1)	$(34,961)	$(32,570)	$(38,799)	$(29,600)

Net loss per common share(1)	$(0.27)	$(0.26)	$(0.30)	$(0.23)

(1)

For the quarters and nine month periods ended September 30, 2012 and 2011, net loss per common share represents the basic and diluted loss per common share. Refer to Note 25 for additional information regarding net loss attributable to common shareholders.

(2)

For the quarter and nine month period ended September 30, 2011, non-interest income and non-interest expenses include a netting of rental income with rent expenses and a reclassification from professional services expenses related to certain construction projects to foreclosure and other credit related expenses.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011

Net loss	$(32,546)	$(30,155)	$(31,554)	$(22,355)

Other comprehensive income (loss), before tax:

Unrealized gains (losses) on securities arising during the period	3,249	4,272	(1,575)	5,113
Non-credit portion of OTTI losses	—	(2,556)	—	(2,882)
Reclassification of net realized (gains) losses included in net loss	(763)	(6,201)	7,771	(11,322)

Other comprehensive income (loss) on investment securities, before tax	2,486	(4,485)	6,196	(9,091)

Income tax (expense) benefit related to investment securities	(373)	673	(928)	1,385

Other comprehensive income (loss) on investment securities, net of tax	2,113	(3,812)	5,268	(7,706)

Other comprehensive (loss) income on cash flow hedges	(590)	470	412	1,757

Other comprehensive income (loss)	1,523	(3,342)	5,680	(5,949)

Comprehensive loss	$(31,023)	$(33,497)	$(25,874)	$(28,304)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2012	2011

Preferred Stock	$352,082	$352,082

Common Stock:
Balance at beginning of period	1,283	1,273
Restricted stock issued	2	—

Balance at end of period	1,285	1,273

Additional Paid-In Capital:
Balance at beginning of period	1,222,983	1,219,280
Restricted stock issued	(2)	—
Stock-based compensation recognized	3,956	2,666

Balance at end of period	1,226,937	1,221,946

Legal Surplus	23,596	23,596

Accumulated Deficit:
Balance at beginning of period	(758,550)	(738,199)
Net loss	(31,554)	(22,355)
Dividend accrued on preferred stock	(7,245)	(7,245)

Balance at end of period	(797,349)	(767,799)

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period	(1,240)	4,163
Other comprehensive income (loss), net of deferred tax	5,680	(5,949)

Balance at end of period	4,440	(1,786)

Total stockholders’ equity	$810,991	$829,312

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(31,554)	$(22,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	3,956	2,666
Depreciation and amortization	10,160	9,959
Capitalization of mortgage servicing rights	(9,047)	(7,329)
Mark-to-market adjustment of servicing assets	17,315	8,967
Deferred tax (benefit) expense	(116,498)	2,343
Provision for uncertain tax position	1,860	—
Provision for loan and lease losses	154,803	57,612
Provision for OREO losses	11,729	3,464
Provision for credit related losses	2,158	4,382
Loss on sale of OREO	1,470	682
Net premium amortization on loans, investment securities and debt	15,907	13,992
Origination and purchases of loans held for sale	(556,589)	(295,099)
Principal repayments and sales of loans held for sale	140,356	51,158
Loss on sale of loans held for sale	934	—
Gain on sale of securities	(35,521)	(46,189)
Net OTTI losses	6,396	3,247
Net loss on early repayment of debt	1,186	3,068
Unrealized losses on trading securities	91	44
Principal repayment and sales of securities held for trading	543,426	407,887
Amortization and net gain (loss) in the fair value of IOs	948	(1,115)
Unrealized loss (gain) on derivative instruments	2,255	(1,070)
Increase in derivative instruments	—	570
Decrease in restricted cash	157,650	47,375
Increase in accounts receivable	(2,653)	(4,112)
Increase in mortgage servicing advances	(7,373)	(5,728)
Decrease in accrued interest receivable	2,471	2,964
Decrease in other assets	11,628	10,377
(Decrease) increase in accrued expenses and other liabilities	(20,043)	26,668

Total adjustments	338,975	296,783

Net cash provided by operating activities	307,421	274,428

Cash flows from investing activities:
Purchases of securities available for sale	(498,838)	(801,103)
Principal repayment and sales of securities available for sale	514,115	1,644,241
Proceeds from sale of FHLB stock	2,432	3,657
Originations, purchases and repurchases of loans receivable	(1,173,037)	(1,036,788)
Principal repayment of loans receivable	613,049	570,563
Purchases of premises and equipment	(3,949)	(7,567)
Proceeds from sales of real estate held for sale	22,943	38,807

Net cash (used in) provided by investing activities	(523,285)	411,810

Cash flows from financing activities:
Increase (decrease) in deposits	219,722	(281,336)
Decrease in securities sold under agreements to repurchase	(146,186)	(219,500)
Proceeds from advances from FHLB	310,000	145,000
Repayment of advances from FHLB	(312,000)	(163,000)
Fees paid on debt exchange and early repayment of debt	—	(65,367)
Repayment of secured borrowings	(11,912)	(13,169)
Proceeds from notes payable	325,951	—
Repayment of notes payable	(35,741)	(5,327)

Net cash provided by (used in) financing activities	349,834	(602,699)

Net increase in cash and cash equivalents	133,970	83,539
Cash and cash equivalents at beginning of period	308,811	383,211

Cash and cash equivalents at the end of period	$442,781	$466,750

Cash and cash equivalents includes:
Cash and due from banks	$442,781	$439,170
Money market deposits	—	27,580

	$442,781	$466,750

Supplemental schedule of non-cash activities:
Loan securitizations	$512,033	$388,304

Loans transferred to other real estate owned	$33,190	$49,989

Reclassification of loans held for investment portfolio to the held for sale portfolio	$22,058	$82,635

Refinance of loan extended to unconsolidated variable interest entity	$111,007	$—

Reclassification of deferred tax asset to prepaid income tax	$226,896	$—

Substitution of securities sold under agreement to repurchase with advances from FHLB	$—	$515,000

Supplemental information for cash flows:
Cash used to pay interest	$107,540	$120,903

Cash used to pay income taxes	$534	$8,502

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

The accompanying consolidated financial statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012. Certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reflected in the Company’s annual audited consolidated financial statements for the year ended December 31, 2011 and interim financial results of 2011 have been reclassified to conform with the presentation for the Company’s interim financial results for 2012.

The results of operations for the quarter and nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), and the collectability of receivables and income taxes. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of September 30, 2012. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. The Company’s accounting policies are included in Note 2 “Significant Accounting Policies” in the audited consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. For mortgage loans, Doral discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by the FHA/VA that are placed in non-accrual when the loans have ten payments in arrears. Loans return to accrual status when principal and interest are current, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.

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

The Company engages in the restructuring and/or modifications of customers who are delinquent due to economic or legal reasons if the Company determines that it is in the best interest for both the Company and the borrower. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of TDR. Such restructures are identified as TDRs and accounted for as impaired loans.

For consumer loans (primarily residential real estate), through December 31, 2011, all of Doral’s loss mitigation tools required that the borrower demonstrate the intent and ability to pay all principal and interest on the loan. Doral required receipt of at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. The Company’s loss mitigation specialists had to be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances and, when all the conditions were met, the customer was approved for a loss mitigation product. Following approval of the loss mitigation product, Doral returned the loan to accrual status, but required receipt from the borrower of three additional consecutive payments to maintain the loan on accrual status. Consumer loans delinquent less than 90 days that are eligible for loss mitigation products are subject to these requirements, except that the three consecutive payments prior to the restructure is waived. Beginning January 1, 2012, subsequent to the review of the borrowers circumstances and approval of the loss mitigation product, Doral requires receipt of six monthly payments, current performing status and to be satisfied of the borrower’s ability to service the loan prospectively based upon the current loan-to-value ratio and the borrower’s debt service-to-income ratio, before returning the loan to accrual status.

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

Commercial and Construction and Land Loans’ Risk Categories

Doral evaluates commercial loans (including construction and land loans) using updated debt service coverage ratios and LTV, where applicable, and rates each one as pass (there are six grades of pass), special mention, substandard, doubtful, loss, or watch,

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

as defined by Doral’s Risk Rating and Asset Classification Policy (“Policy”). The Policy is designed to be a tool for senior management to assess and identify the relative risk of default and loss among the Company’s commercial and construction loan’s credit exposure. Each commercial and construction credit facility over $100 thousand is assigned a grade that takes into consideration factors that materially affect credit quality. Doral’s Loan Review Department analyzes and reclassifies commercial or construction loans in accordance with their conclusion of the loan’s credit risk and condition. The ratings of credit facilities over $100 thousand are updated at least annually, and may be updated upon changes in delinquency status, renewal at maturity, or other circumstances. Facilities under $100 thousand are automatically classified based on delinquency status.

During the third quarter of 2012, the Company expanded the loan grades to add grades four to six and the category “Watch”. The grades special mention, substandard, doubtful and loss have remained the same. The loan grades are based upon the following definitions:

“1” – Superior

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

“2” – Strong

Loans rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage with ratios better that industry norms. The borrowers of these loans exhibit a limited leverage position, borrowers are virtually immune to local economies in stable growing industries, and where management is well respected and the company has ready access to public markets.

“3” – Above Average

Loans rated 3 are those loans for which the borrower has above average financial condition and flexibility; more than satisfactory debt service coverage; balance sheet and operating ratios are consistent with or better than industry peers; have little industry risk; move in diversified markets and are experienced and competent in their industry. These borrowers access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.

“4” – Average

Loans rated 4 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available. These loans carry a normal level of risk, with very low loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher quality loans.

“5” – Acceptable

Loans rated 5 are extended to borrowers who are determined to be a reasonable credit risk and demonstrate the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. The borrower’s historical financial information may indicate erratic performance, but current trends are positive and the quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher grade loans. If adverse circumstances arise, the impact on the borrower may be significant.

“6” – Acceptable with Care

Loans rated 6 are those for which the borrower has higher than normal credit risk; however, cash flow and asset values are generally intact. These borrowers may exhibit declining financial characteristics, with increasing leverage and decreasing liquidity and may have limited resources and access to financing alternatives. Signs of weakness in these borrowers may include delinquent taxes, trade slowness and eroding profit margins.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

“SM” – Special Mention

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

“SS” – Substandard

Loans are classified Substandard or SS when the loans are inadequately protected by the current sound worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected.

“D” – Doubtful

Loans classified Doubtful or D have all the weaknesses inherent in those classified SS with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

“L” – Loss

Loans classified Loss or L are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may occur in the future.

“Watch”

The Watch rating is an overlay to the previously described ratings. A loan is placed on the Watch List when information obtained by the account manager or responsible officer indicates that there are internal or exogenous potential events related to the exposure that bear watching as they may negatively impact the credit risk of the loan. Once the event in question has occurred or passed, the loan is removed from the Watch List and risk-rated appropriately.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

3. Recent Accounting Pronouncements

Accounting Standards Update No. 2012-03 – Technical Amendments and Corrections to SEC Sections (ASU “No. 2012-03”)

This pronouncement is an update to ASU 2010-22 and includes guidance on the following topics: 1) Technical Corrections to SEC Guidance – a) Financial Instruments – provides the business model for classifying and measuring financial assets at amortized cost, fair value through other comprehensive income, and fair value through net income); b) Investment Companies – The Board reversed its previous decision to require investment companies to measure controlling financial interests in other investment companies at fair value and instead proposed that investment companies continue to apply the guidance in ASC 946-810-45-2 and 45-3, Financial Services – Investment Companies: Consolidation; and c) Consolidation – The Board confirmed that the principal versus agent analysis for determining whether to consolidate variable interest entities, voting interest entities, and partnerships would include consideration of whether non-controlling interest holders participate in each of the activities that most significantly impact the entity’s economic performance, regardless of whether they are controlled through voting rights or other arrangements. 2) XBRL taxonomy released for public comment – The FASB has released the proposed 2013 U.S. GAAP Financial Reporting Taxonomy for public review and comment. The proposed taxonomy includes modifications resulting from FASB Accounting Standards Updates and recommended improvements to the 2012 taxonomy. The comment period ends October 29, 2012. The amendments and corrections included in ASU 2012-03 are effective upon issuance. Management does not expect the implementation of this update to have a material effect on the Company’s financial statements.

Accounting Standards Update No. 2012-02 (Topic 350) – Intangibles – Goodwill and Other (ASU “No. 2012-02”)

This update outlines amendments to Topic 350, dubbed Step Zero, which would permit an entity to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount. The FASB’s amendments apply to public as well as non-public entities, are subject to early adoption and would be effective for fiscal years beginning after December 15, 2011. Based on a qualitative assessment, if the entity determines that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the entity must perform step one of the goodwill impairment test. Or, the entity has the option to forgo the qualitative assessment and simply perform step one. Under the new test, if the entity determines that events and circumstances indicate that its fair value is not less than its carrying value using a more likely than not criteria (>50%), then no further testing is required. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Management does not expect the implementation of this update to have a material effect on the financial statements.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Accounting Standards Update No. 2011-08-Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”) – In September 2011, the FASB issued ASU No. 2011-8 to simplify the required testing of goodwill impairment. The amendments in ASU No. 2011-08 allow an entity to evaluate, before the required two-step test, qualitative factors of the reporting units to determine whether it is more-likely-than-not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform impairment tests described in Topic 350. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, an entity would not be required to perform the two-step impairment test. The guidance includes factors to consider when making the qualitative assessment, including macroeconomic and company-specific factors as well as factors relating to the specific reporting unit. The provisions of ASU No. 2011-08 were effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”) – In June 2011, FASB issued ASU No. 2011-05 to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this amendment requires all changes in items not related to owners in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement shall present total net income and its components followed by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The purpose of this update is to increase prominence of items reported in other comprehensive income. The provisions of ASU No. 2011-05 should be applied retrospectively and are effective for the Company during interim and annual periods beginning after December 15, 2011. As mentioned above, the requirement to present the components of reclassification adjustments out of accumulated comprehensive income on the face of the income statement by income statement line has been deferred by ASU 2011-12. The requirements of this guidance affected presentation disclosures only and did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-04 Fair Value Measurements (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU No. 2011-04”) – In May 2011, the FASB issued ASU No. 2011-04 to amend fair value disclosure requirements in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments clarify the application of the highest and best use and valuation premise concepts, measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The provisions of ASU No. 2011-04 were effective for the Company during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 resulted in additional disclosures but did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-03-Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”) – In April 2011, the FASB issued ASU No. 2011-03, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

4. Cash and Due from Banks

At September 30, 2012 and December 31, 2011, the Company’s cash and due from banks totaled $442.8 million and $308.8 million, respectively, which includes non-interest bearing deposits with other banks of $61.6 million and $1.8 million, respectively. As of September 30, 2012 and December 31, 2011, the Company’s cash balances included interest bearing balances with the Federal Reserve Bank of $352.6 million and $268.2 million, respectively, and with the Federal Home Loan Bank of New York of $3.0 million and $5.1 million, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $144.2 million and $144.4 million as of September 30, 2012 and December 31, 2011, respectively.

5. Restricted Cash and Other Interest-Earning Assets

The Company reported restricted cash of $38.8 million and $180.4 million as of September 30, 2012 and December 31, 2011, respectively.

The following table includes the composition of the restricted cash and due from banks and other interest earning assets for the periods presented:

	September 30, 2012	December 31, 2011

Minimum balance required of deposits with other financial institutions	$1,445	$912
Restricted related to the Collateralized Loan Obligation operations (see Note 28):
Cash and due from banks	15,610	21,340
Other interest earning assets	21,756	—
Other interest earning assets restricted and pledged to secure:
Securities purchased under repurchase agreements (see Note 17)	—	158,183

	$38,811	$180,435

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

6. Securities Held for Trading

The following table summarizes the fair value of Doral Financial’s securities held for trading as of September 30, 2012 and December 31, 2011.

(In thousands)	September 30, 2012	December 31, 2011
MBS	$631	$722
Variable Rate IOs	42,794	43,713
Fixed Rate IOs	136	164
Derivatives (1)	—	204

Total	$43,561	$44,803

(1)

The gross notional amount of derivatives recorded as held for trading totaled $290.0 million as of September 30, 2012 and $241.0 million as of December 31, 2011. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

As of September 30, 2012 and December 31, 2011 the weighted-average yield of investment securities held for trading, including IOs, was 13.33% and 13.31%, respectively. The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

7. Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2012 and December 31, 2011.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2012

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$127	$11	$—	$138	4.87%
Due from five to ten years	1,380	103	—	1,483	4.84%
Due over ten years	373,239	4,437	39	377,637	1.93%

CMO Government Sponsored Agencies
Due from five to ten years	1,613	—	128	1,485	7.60%
Due over ten years	10,204	1,137	261	11,080	4.78%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,986	10	—	44,996	0.15%

Other
Due from one to five years	5,000	47	—	5,047	3.50%
Due over ten years	23,894	385	—	24,279	3.16%

	$460,443	$6,130	$428	$466,145	1.93%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

8. Investments in an Unrealized Loss Position

The following tables present Doral Financial’s gross unrealized losses and fair value for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	1	$11,252	$39	—	$—	$—	1	$11,252	$39
CMO Government Sponsored Agencies	3	6,217	106	3	3,873	283	6	10,090	389

	4	$17,469	$145	3	$3,873	$283	7	$21,342	$428

	As of December 31, 2011
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	3	$162,962	$504	—	$—	$—	3	$162,962	$504
CMO Government Sponsored Agencies	6	26,202	180	2	4,492	329	8	30,694	509
Non-Agency CMOs	—	—	—	1	4,667	1,344	1	4,667	1,344
Other	6	24,557	307	1	1,818	1,182	7	26,375	1,489

	15	$213,721	$991	4	$10,977	$2,855	19	$224,698	$3,846

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities is considered recoverable.

During the first quarter of 2012, Puerto Rico Non-Agency CMOs and other privately issued securities reflecting unrealized losses were marked to market with losses recorded in the consolidated statement of operations. The Company intended to sell the securities evaluated for OTTI and, when the intention to sell was reached, the book value of the securities was written down to the estimated market values obtained from broker dealers. During the second quarter of 2012, after consideration of the $6.4 million OTTI recognized in the first quarter of 2012, these securities were sold at an additional loss of approximately $87,000.

As of December 31, 2011, the Company performed a detailed cash flow analysis of certain securities with unrealized losses to assess whether they were OTTI. The Company used a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions. During the fourth quarter of 2011, an OTTI adjustment of $4.3 million was recognized on securities from the Puerto Rico Non-Agency CMO portfolio with an amortized cost of $6.9 million. Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the effect of the high rate of unemployment and general recessionary conditions have resulted in higher default and loss estimates on the Puerto Rico Non-Agency CMOs.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the securities for which OTTI was recognized based on the Company’s impairment analysis as of September 30, 2012 and 2011:

	As of September 30, 2012			Quarter ended September 30, 2012			Nine months ended September 30, 2012
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$4,881	$—	$4,881
Other	—	—	—	—	—	—	1,515	—	1,515

	$—	$—	$—	$—	$—	$—	$6,396	$—	$6,396

	As of September 30, 2011			Quarter ended September 30, 2011			Nine months ended September 30, 2011
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$8,068	$2,556	$5,512	$3,161	$2,556	$5,717	$3,247	$2,882	$6,129

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$—	$2,902	$7,106	$2,816
Additions:
Credit losses for which OTTI was not previously recognized	—	—	1,515	—
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	—	3,161	4,881	3,247
Less:
OTTI on investment securities sold	—	—	(13,502)	—

Balance at end of period	$—	$6,063	$—	$6,063

The Company will continue to monitor and analyze the performance of its securities to assess the collectability of principal and interest as of each balance sheet date.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

9. Pledged Assets

At September 30, 2012 and December 31, 2011, certain securities and loans, as well as cash and other interest earning assets, were pledged to secure public deposits, assets sold under agreements to repurchase, certain borrowings and credit facilities available, as described below:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Money market deposits	$—	$158,183
Securities available for sale	400,113	423,895
Loans held for sale	97,124	109,114
Loans receivable	3,003,407	2,688,673

Total pledged assets	$3,500,644	$3,379,865

Pledged securities and loans that the creditor has the right to repledge are disclosed on the consolidated statements of financial condition.

As of December 31, 2011, money market deposits of $158.2 million were pledged as collateral to repurchase agreements entered into with third parties. As of September 30, 2012, the Company does not have money market deposits pledged.

As of September 30, 2012 and December 31, 2011, respectively, pledged investment securities available for sale were as follows: $323.1 million and $323.4 million pledged as collateral to securities sold under agreements to repurchase; $29.9 million and $45.9 million pledged to secure public funds from the government of Puerto Rico; $44.9 million and $44.9 million pledged as collateral to the FNMA recourse obligation for both periods; and $2.2 million and $4.9 million pledged to secure a certain swap transaction. As of December 31, 2011 $4.9 million were pledged to FNMA (related to the Company’s issuer status). As of September 30, 2012 there were no assets pledged to FNMA related to the Company’s issuer status.

Loans held for sale totaling $97.1 million and $109.1 million as of September 30, 2012 and December 31, 2011, respectively, are pledged as collateral to the Company’s secured borrowings. See Note 19 for additional information regarding the Company’s loans payable.

Loans receivable totaling approximately $2.0 billion and $2.1 billion are pledged as collateral for FHLB advances while $172.6 million and $175.7 million are pledged as collateral for secured borrowings as of September 30, 2012 and December 31, 2011, respectively. Loans receivable pledged also include $827.2 million and $432.2 million of syndicated commercial loans pledged as collateral as of September 30, 2012 and December 31, 2011, respectively, to secure $581.0 million in notes payable issued by two VIEs included in the Company’s consolidated financial statements as of September 30, 2012 ($250.0 million as of December 31, 2011). See Note 28 for additional information regarding the Company’s VIEs.

10. Loans Held for Sale and Loans Receivable

Loans held for sale consist of the following as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Conventional single family residential	$106,453	$106,981
FHA/VA	262,929	186,957
Commercial loans to financial institutions	11,449	12,546
Commercial real estate	11,440	11,787

Total loans held for sale(1)(2)	$392,271	$318,271

(1)	As of September 30, 2012 and December 31, 2011, the loans held for sale portfolio include $1.1 million and $1.1 million, respectively, of interest-only loans.
(2)	Includes $15.9 million and $18.2 million of balloon loans, as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, the loans held for sale portfolio included $199.7 million and $168.5 million, respectively, of defaulted loans collateralizing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans is guaranteed by the FHA/VA/FRM.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2012 and December 31, 2011, the Company had net deferred origination fees on loans held for sale totaling approximately $0.7 million and $0.6 million, respectively.

Non-performing loans held for sale totaled $65.0 million and $38.5 million as of September 30, 2012 and December 31, 2011, respectively. Loans held for sale that are considered TDRs totaled $13.5 million at September 30, 2012 and $13.3 million on December 31, 2011.

Doral’s exposure to credit risk associated with its lending activities is measured on a customer basis as well as by groups of customers that share similar attributes. The Company has a concentration of loan credit risk in Puerto Rico and the mainland U.S., with the preponderance of its loans held for investment credit exposure in Puerto Rico.

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage(1)	$3,166,806	$12,276	$3,179,082	$3,327,208	$11,892	$3,339,100
FHA/VA guaranteed residential mortgage	65,955	—	65,955	95,062	—	95,062
Consumer Loans	26,850	57	26,907	38,448	38	38,486

Total consumer	3,259,611	12,333	3,271,944	3,460,718	11,930	3,472,648

Commercial
Commercial real estate	530,444	585,974	1,116,418	580,940	267,002	847,942
Commercial and industrial	134,750	1,430,447	1,565,197	133,330	1,194,166	1,327,496
Construction and land	149,141	115,795	264,936	177,529	97,368	274,897

Total commercial	814,335	2,132,216	2,946,551	891,799	1,558,536	2,450,335

Loans receivable, gross(2)	4,073,946	2,144,549	6,218,495	4,352,517	1,570,466	5,922,983

Less:
Allowance for loan and lease losses	(133,188)	(12,585)	(145,773)	(94,400)	(8,209)	(102,609)

Loans receivable, net	$3,940,758	$2,131,964	$6,072,722	$4,258,117	$1,562,257	$5,820,374

(1)	Includes $1.8 billion and $1.5 billion of balloon loans, as of September 30, 2012 and December 31, 2011, respectively.
(2)	Includes $868.8 million and $648.5 million of interest-only loans per terms of the original contract as of September 30, 2012 and December 31, 2011, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.7 billion and $1.5 billion, respectively, at September 30, 2012, and $4.9 billion and $1.4 billion respectively, at December 31, 2011.

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

Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loan sales when the loan is sold or securitized into a MBS. In the case of loans held for investment, such fees and costs are deferred, presented as a reduction or increase of the loan balance, and amortized to income as adjustments to the yield of the loan. As of September 30, 2012 and December 31, 2011, net deferred origination fees on loans held for investment totaled $23.9 million and $24.0 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Non-accrual loans, excluding loans held for sale, as of September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$408,673	$91	$408,764	$293,077	$558	$293,635
FHA/VA guaranteed residential	44,005	—	44,005	59,773	—	59,773
Other consumer(1)	148	—	148	344	—	344

Total consumer	452,826	91	452,917	353,194	558	353,752

Commercial
Commercial real estate	190,747	646	191,393	168,673	664	169,337
Commercial and industrial	2,510	—	2,510	2,554	—	2,554
Construction and land	102,234	4,382	106,616	93,220	4,589	97,809

Total commercial	295,491	5,028	300,519	264,447	5,253	269,700

Total loans receivable on which accrual of interest had been discontinued	$748,317	$5,119	$753,436	$617,641	$5,811	$623,452

(1)	Includes personal, revolving lines of credit and other consumer loans.

Effective January 1, 2012, Doral changed how it estimates whether a modified performing loan is accounted for as a non-accrual loan. Doral’s non-accrual loans now include loans that are performing but which have been modified to temporarily or permanently reduce the payment amount, and such current monthly payment is at least 25% or more lower than the payment prior to reset and either the borrower’s mortgage debt service to income ratio exceeds 40% or the property loan-to-value is greater than 80%. Doral believes loans meeting the defined criteria are at greater risk of not being able to meet their contractual obligations in the future and therefore are reported as non-accrual. This method of estimating non-accrual loans increased reported non-performing loans by $86.7 million as of September 30, 2012. Had loans meeting these criteria been reported as non-performing as of December 31, 2011 non-performing loans would have been $95.4 million greater, largely in residential mortgage.

The Company would have recognized additional income had all loans receivable been accounted for on an accrual basis as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011

Consumer
Residential mortgage	$8,194	$5,979	$16,976	$13,074
FHA/VA guaranteed residential	882	1,273	2,310	3,552
Other consumer	4	32	5	36

Total consumer	9,080	7,284	19,291	16,662

Commercial
Commercial real estate	3,195	2,556	7,978	5,485
Commercial and industrial	81	403	217	533
Construction and land	1,377	5,445	4,130	9,390

Total commercial	4,653	8,404	12,325	15,408

Total interest income	$13,733	$15,688	$31,616	$32,070

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Detailed below is a table of the recorded investment in loans (excluding loans held for sale) by the delinquency, excluding non-accrual loans, which the Company uses to monitor the credit quality of its loans as of September 30, 2012 and December 31, 2011.

As of September 30, 2012

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total		Total
(Dollars in thousands)	PR	US	PR	US	PR	US	PR	US
Consumer
Residential mortgage	$2,622,606	$11,038	$135,525	$1,147	$—	$—	$2,758,131	$12,185	$2,770,316
FHA/VA guaranteed residential mortgage	10,115	—	4,811	—	7,024	—	21,950	—	21,950
Other consumer	24,695	57	741	—	1,267	—	26,703	57	26,760

Total consumer	2,657,416	11,095	141,077	1,147	8,291	—	2,806,784	12,242	2,819,026

Commercial
Commercial real estate	288,671	585,328	51,026	—	—	—	339,697	585,328	925,025
Commercial and industrial	129,965	1,429,896	943	551	1,332	—	132,240	1,430,447	1,562,687
Construction and land	41,767	111,413	5,141	—	—	—	46,908	111,413	158,321

Total commercial	460,403	2,126,637	57,110	551	1,332	—	518,845	2,127,188	2,646,033

Total loans	$3,117,819	$2,137,732	$198,187	$1,698	$9,623	$—	$3,325,629	$2,139,430	$5,465,059

As of December 31, 2011

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total		Total
(Dollars in thousands)	PR	US	PR	US	PR	US	PR	US
Consumer
Residential mortgage	$2,908,871	$10,311	$125,196	$1,023	$—	$—	$3,034,067	$11,334	$3,045,401
FHA/VA guaranteed residential mortgage	19,785	—	5,703	—	9,865	—	35,353	—	35,353
Other consumer	36,062	38	840	—	1,202	—	38,104	38	38,142

Total consumer	2,964,718	10,349	131,739	1,023	11,067	—	3,107,524	11,372	3,118,896

Commercial
Commercial real estate	371,946	261,336	40,321	5,002	—	—	412,267	266,338	678,605
Commercial and industrial	129,281	1,194,166	390	—	1,105	—	130,776	1,194,166	1,324,942
Construction and land	59,446	92,779	24,863	—	—	—	84,309	92,779	177,088

Total commercial	560,673	1,548,281	65,574	5,002	1,105	—	627,352	1,553,283	2,180,635

Total loans	$3,525,391	$1,558,630	$197,313	$6,025	$12,172	$—	$3,734,876	$1,564,655	$5,299,531

Effective January 1, 2012 Doral changed how it reports the balance of loans considered TDRs. Modified loans (including mortgage loans which have reset) are removed from amounts reported as TDRs, but continue to be accounted for as TDRs, if: (a) they were modified during the year prior to the current year, (b) have made at least six payments in accordance with their modified terms, and (c) the effective yield was at least equal to the market rate of similar credit at the time of modification. In addition to these, the loan must not have a payment reset pending. Prior period balances were not adjusted in order to reflect this change.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loans considered TDRs and non-accrual TDRs (excluding loans held for sale) grouped by major modification types as of September 30, 2012 and December 31, 2011 are as follows:

(In thousands)	As of September 30, 2012		As of December 31, 2011
Modification Type	TDR Balance	Non-Accrual Status	TDR Balance	Non-Accrual Status
Deferral of principal and/or interest	$176,365	$69,386	$213,485	$61,538
Combined temporary rate reduction and term extension	515,511	231,705	569,732	91,710
Maturity or term extension	50,603	37,499	45,558	1,792
Forbearance	9,515	7,388	11,265	9,067
Permanent payment reduction	14,059	1,549	16,430	2,644
Other	42,824	32,406	122,841	33,615

	$808,877	$379,933	$979,311	$200,366

Loan modifications that are considered TDRs completed during the quarters and nine months ended September 30, 2012 and 2011 were as follow:

	Quarters ended September 30,
	2012			2011
(In thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non FHA/VA	75	$10,237	$10,958	456	$49,457	$50,938
Other consumer	17	128	128	3	9	9

Total consumer	92	10,365	11,086	459	49,466	50,947

Commercial
Commercial real estate	2	1,794	1,574	10	8,448	8,360
Commercial and industrial	1	100	97	1	762	750
Construction and land	2	3,562	3,577	1	31	36

Total commercial	5	5,456	5,248	12	9,241	9,146

Total loan modifications	97	$15,821	$16,334	471	$58,707	$60,093

	Nine months ended September 30,
	2012			2011
(In thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non FHA/VA	911	$120,966	$123,779	1,578	$177,301	$180,039
Other consumer	46	326	326	22	117	117

Total consumer	957	121,292	124,105	1,600	177,418	180,156

Commercial
Commercial real estate	9	17,739	16,350	90	28,693	29,279
Commercial and industrial	3	816	676	2	832	820
Construction and land	2	3,562	3,577	3	92	97

Total commercial	14	22,117	20,603	95	29,617	30,196

Total loan modifications	971	$143,409	$144,708	1,695	$207,035	$210,352

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate on modified loans than do defaults on new origination loans; therefore, modified loans present a higher risk of loss than do new origination loans.

Loan modifications considered TDRs that were modified within the twelve months prior to September 30, 2012 and re-defaulted during the nine months ended September 30, 2012 were as follows:

	September 30, 2012
(In thousands)	Number of contracts	Recorded investment

Consumer
Residential mortgage - non FHA/VA	30	$5,520

Total consumer	30	5,520

Commercial
Commercial real estate	2	7,332

Total commercial	2	7,332

Total recidivism	32	$12,852

For the quarter and nine month period ended September 30, 2012, the Company would have recognized $6.8 million and $14.2 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

As of September 30, 2012 and 2011, construction TDRs include an outstanding balance of $65.1 million and $77.5 million, respectively, with commitments to disburse additional funds of $1.1 million and $19.1 million, respectively.

The following table presents the held for investment commercial and industrial, commercial real estate and construction and land loans portfolios by risk category.

	As of September 30, 2012
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial real estate	$850,732	$74,293	$167,975	$23,418	$—	$1,116,418
Commercial and industrial	1,562,088	599	2,352	158	—	1,565,197
Construction and land	140,027	18,293	58,004	48,612	—	264,936

Total	$2,552,847	$93,185	$228,331	$72,188	$—	$2,946,551

11. Allowance for Loan and Lease Losses and Impaired Loans

Doral’s ALLL is management’s estimate of credit losses inherent in the loan receivable balance as of the financial statement date. Management estimates the ALLL separately for each product category (non-FHA/VA residential mortgage loans, other consumer, commercial real estate, construction and land, and other commercial and industrial) and geography (Puerto Rico and U.S. mainland), and combines the amounts in reaching its estimate for the full portfolio.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Loans determined to be TDRs are considered impaired. For purposes of estimating the ALLL, impaired loans are individually evaluated for impairment. However, for residential mortgage and small commercial real estate loans determined to be TDRs, the Company pools the TDRs, forecasts the cash flows of the pool, and discounts the cash flows. If the pool yields a present value below the recorded investment of the pool of loans, impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL. The cash flow forecast of the TDR loans is based upon estimates as to the rate at which reduced interest rate loans will be re-modified, the cumulative default rate of TDR loans, the prepayment speed (voluntary and involuntary) of the loans, the likelihood a defaulted loan will be foreclosed upon, collateral sale prices in future periods, the broader economic performance, the continued behavior of Doral and the markets in a manner similar to past behavior, and other less significant matters. Actual future cash flows may deviate significantly from those estimated, and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The activity in Doral’s ALLL for the quarters ended September 30, 2012 and 2011 was as follows:

	Quarter ended September 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total

Balance at beginning of period	$85,445	$3,188	$88,633	$26,234	$29,683	$8,139	$64,056	$152,689
Provision for loan and lease losses	28,811	370	29,181	3,422	(2,099)	3,909	5,232	34,413
Losses charged to the allowance	(13,102)	(875)	(13,977)	(8,325)	(18,748)	(1,054)	(28,127)	(42,104)
Recoveries	505	266	771	4	—	—	4	775

Balance at end of period	$101,659	$2,949	$104,608	$21,335	$8,836	$10,994	$41,165	$145,773

Reported balance of loans(1)	$3,179,082	$25,866	$3,204,948	$1,116,418	$264,936	$1,565,197	$2,946,551	$6,151,499

ALLL for loans subject to impairment measurement	$76,298	$—	$76,298	$12,270	$6,820	$1,860	$20,950	$97,248

Reported balance of loans subject to impairment measurement	$898,104	$—	$898,104	$267,335	$126,125	$8,325	$401,785	$1,299,889

ALLL for non-impaired loans	$25,361	$2,949	$28,310	$9,065	$2,016	$9,134	$20,215	$48,525

Reported balance of non-impaired loans	$2,280,978	$25,866	$2,306,844	$849,083	$138,811	$1,556,872	$2,544,766	$4,851,610

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $66.0 million and $1.0 million, respectively.

	Quarter ended September 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total

Balance at beginning of period	$55,155	$5,547	$60,702	$15,573	$11,151	$6,046	$32,770	$93,472
Provision for loan and lease losses	22,369	824	23,193	6,747	9,699	2,059	18,505	41,698
Losses charged to the allowance	(6,561)	(1,871)	(8,432)	(3,735)	(5,386)	(98)	(9,219)	(17,651)
Recoveries	1	351	352	163	—	45	208	560

Balance at end of period	$70,964	$4,851	$75,815	$18,748	$15,464	$8,052	$42,264	$118,079

Reported balance of loans(1)	$3,517,388	$46,805	$3,564,193	$674,054	$375,755	$1,066,853	$2,116,662	$5,680,855

ALLL for loans subject to impairment measurement	$48,719	$—	$48,719	$13,028	$12,306	$637	$25,971	$74,690

Reported balance of loans subject to impairment measurement	$780,558	$—	$780,558	$250,925	$143,129	$5,080	$399,134	$1,179,692

ALLL for non-impaired loans	$22,245	$4,851	$27,096	$5,720	$3,158	$7,415	$16,293	$43,389

Reported balance of non-impaired loans	$2,736,830	$46,805	$2,783,635	$423,129	$232,626	$1,061,773	$1,717,528	$4,501,163

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $113.9 million and $1.9 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total

Balance at beginning of period	$58,369	$4,957	$63,326	$12,908	$17,747	$8,628	$39,283	$102,609
Provision for loan and lease losses	100,270	419	100,689	26,756	23,788	3,570	54,114	154,803
Losses charged to the allowance	(58,175)	(3,279)	(61,454)	(18,929)	(32,699)	(1,240)	(52,868)	(114,322)
Recoveries	1,195	852	2,047	600	—	36	636	2,683

Balance at end of period	$101,659	$2,949	$104,608	$21,335	$8,836	$10,994	$41,165	$145,773

Reported balance of loans(1)	$3,179,082	$25,866	$3,204,948	$1,116,418	$264,936	$1,565,197	$2,946,551	$6,151,499

ALLL for loans subject to impairment measurement	$76,298	$—	$76,298	$12,270	$6,820	$1,860	$20,950	$97,248

Reported balance of loans subject to impairment measurement	$898,104	$—	$898,104	$267,335	$126,125	$8,325	$401,785	$1,299,889

ALLL for non-impaired loans	$25,361	$2,949	$28,310	$9,065	$2,016	$9,134	$20,215	$48,525

Reported balance of non-impaired loans	$2,280,978	$25,866	$2,306,844	$849,083	$138,811	$1,556,872	$2,544,766	$4,851,610

-1	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $66.0 million and $1.0 million, respectively.

	Nine months ended September 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total Commercial	Total

Balance at beginning of period	$56,487	$6,274	$62,761	$29,712	$25,026	$6,153	$60,891	$123,652
Provision for loan and lease losses	28,534	2,173	30,707	5,363	19,183	2,359	26,905	57,612
Losses charged to the allowance	(14,058)	(4,710)	(18,768)	(16,490)	(28,745)	(524)	(45,759)	(64,527)
Recoveries	1	1,114	1,115	163	—	64	227	1,342

Balance at end of period	$70,964	$4,851	$75,815	$18,748	$15,464	$8,052	$42,264	$118,079

Reported balance of loans(1)	$3,517,388	$46,805	$3,564,193	$674,054	$375,755	$1,066,853	$2,116,662	$5,680,855

ALLL for loans subject to impairment measurement	$48,719	$—	$48,719	$13,028	$12,306	$637	$25,971	$74,690

Reported balance of loans subject to impairment measurement	$780,558	$—	$780,558	$250,925	$143,129	$5,080	$399,134	$1,179,692

ALLL for non-impaired loans	$22,245	$4,851	$27,096	$5,720	$3,158	$7,415	$16,293	$43,389

Reported balance of non-impaired loans	$2,736,830	$46,805	$2,783,635	$423,129	$232,626	$1,061,773	$1,717,528	$4,501,163

-1	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $113.9 million and $1.9 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides Doral’s recorded investment (which includes unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance (UPB), and the related ALLL as of September 30, 2012 and December 31, 2011.

	September 30, 2012				December 31, 2011
		Recorded Investment	Related Allowance	Reserve %(1)		Recorded Investment	Related Allowance	Reserve %(1)
(In thousands)	UPB				UPB
With no allowance recorded at the report date:

Residential	$212,542	$179,708	$—	—%	$132,312	$128,042	$—	—%

Total consumer	212,542	179,708	—	—%	132,312	128,042	—	—%

Commercial real estate	202,058	159,924	—	—%	115,045	114,821	—	—%
Commercial and industrial	12,839	1,143	—	—%	6,368	6,370	—	—%
Construction and land	156,772	87,019	—	—%	—	—	—	—%

Total commercial	371,669	248,086	—	—%	121,413	121,191	—	—%

With allowance recorded at the report date:
Residential	744,818	718,396	76,298	10.62%	851,833	847,408	50,349	5.94%

Total consumer	744,818	718,396	76,298	10.62%	851,833	847,408	50,349	5.94%

Commercial real estate	126,022	107,411	12,270	11.42%	116,287	116,357	8,306	7.14%
Commercial and industrial	7,717	7,182	1,860	25.90%	5,319	5,326	886	16.64%
Construction and land	48,448	39,106	6,820	17.44%	140,678	140,206	14,724	10.50%

Total commercial	182,187	153,699	20,950	13.63%	262,284	261,889	23,916	9.13%

Total
Residential	957,360	898,104	76,298	8.50%	984,145	975,450	50,349	5.16%

Total consumer	957,360	898,104	76,298	8.50%	984,145	975,450	50,349	5.16%

Commercial real estate	328,080	267,335	12,270	4.59%	231,332	231,178	8,306	3.59%
Commercial and industrial	20,556	8,325	1,860	22.34%	11,687	11,696	886	7.58%
Construction and land	205,220	126,125	6,820	5.41%	140,678	140,206	14,724	10.50%

Total commercial	553,856	401,785	20,950	5.21%	383,697	383,080	23,916	6.24%

Total(2)	$1,511,216	$1,299,889	$97,248	7.48%	$1,367,842	$1,358,530	$74,265	5.47%

(1)	Gross reserve percent represents the amount of the related allowance to the recorded investment.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following tables provide Doral’s average recorded investment in impaired loans and the related interest income recognized during period that the loans were impaired for the quarters and nine month periods ended September 30, 2012 and 2011:

	Quarters ended September 30,
	2012		2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$915,691	$6,802	$650,502	$7,991

Total consumer	915,691	6,802	650,502	7,991

Commercial
Commercial real estate	268,585	1,219	237,629	1,183
Commercial and industrial	16,246	96	8,394	64
Construction and land	135,968	215	148,353	443

Total commercial	420,799	1,530	394,376	1,690

Total	$1,336,490	$8,332	$1,044,878	$9,681

	Nine month period ended September 30,
	2012		2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$920,806	$20,407	$683,017	$23,972

Total consumer	920,806	20,407	683,017	23,972

Commercial
Commercial real estate	258,275	3,629	249,128	3,548
Commercial and industrial	12,875	285	7,778	193
Construction and land	139,981	641	165,963	1,328

Total commercial	411,131	4,555	422,869	5,069

Total	$1,331,937	$24,962	$1,105,886	$29,041

For TDRs where impairment is measured based on the present value of expected future cash flows, the entire change in present value is recognized as a provision for loan and lease losses, therefore, interest income in the table above does not include any interest based on the change in present value attributable to the passage of time.

12. Accounts Receivable

The Company reported accounts receivable of $39.1 million and $36.4 million as of September 30, 2012 and December 31, 2011, respectively. Total accounts receivable include $18.1 million and $15.2 million related to claims of loans foreclosed to FHA and VA as of September 30, 2012 and December 31, 2011, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

13. Servicing Activities

The changes in servicing assets measured using the fair value method for the quarters and nine months ended September 30, 2012 and 2011 are presented below:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$108,665	$115,785	$112,303	$114,342
Capitalization of servicing assets	3,987	2,687	9,047	7,329
Servicing release due to repurchase(1)	(217)	(526)	(681)	(1,031)
Change in fair value and amortization	(8,399)	(5,242)	(16,633)	(7,936)

Balance at end of period(2)	$104,036	$112,704	$104,036	$112,704

(1)

Amount represents the adjustment of MSR fair value related to the repurchase of $15.8 million and $36.5 million in principal balance of mortgage loans serviced for others for the quarters ended September 30, 2012 and 2011, respectively, and $48.3 million and $71.6 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)

Outstanding balance of loans serviced for third parties totaled to $7.7 billion and $8.0 billion as of September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, outstanding balance includes $6.1 million and $10.0 million of loans being serviced under sub-servicing arrangements, respectively.

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The CPR assumptions employed for the valuation of the Company’s servicing assets for the quarter ended September 30, 2012 was 8.2% compared to 7.7% for the corresponding 2011 period.

Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended September 30, 2012 and 2011, which were 11.2% and 11.3%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at September 30, 2012 and 2011 was 7.1 years and 7.0 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At September 30, 2012 and December 31, 2011, fair values of the Company’s retained interest were based on internal models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs). For additional information regarding the fair value measurement of IOs, refer to note 26.

The weighted-averages of the key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2012, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$104,036	$42,930
Weighted-average expected life (in years)	7.1	5.8
Constant prepayment rate (weighted-average annual rate)	8.2%	7.5%
Decrease in fair value due to 10% adverse change	$(3,672)	$(964)
Decrease in fair value due to 20% adverse change	$(7,086)	$(1,978)
Residual cash flow discount rate (weighted-average annual rate)	11.2%	13.0%
Decrease in fair value due to 10% adverse change	$(4,159)	$(1,551)
Decrease in fair value due to 20% adverse change	$(7,952)	$(2,898)

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

This methodology used in the valuation model of the IOs resulted in a CPR of 7.5% and 8.2% for the quarters ended September 30, 2012 and 2011, respectively. The change in the CPR between 2012 and 2011 was due mostly to a decrease in the refinance activity of its portfolio during 2012.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both quarters ended September 30, 2012 and 2011.

The activity of interest-only strips is shown below:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$42,841	$43,750	$43,877	$44,250
Amortization	(1,475)	(1,800)	(4,761)	(5,928)
Gain on the IO value	1,564	3,415	3,814	7,043

Balance at end of period	$42,930	$45,365	$42,930	$45,365

The gain in IO value results from the general decrease in market interest rates during the period.

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of September 30, 2012, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates (Basis Points)	Constant Prepayment Rate	Weighted-Average Expected Life (Years)	Change in Fair Value of IOs	Percentage of Change
200	4.80%	6.9	$(6,608)	(15.39)%
100	6.03%	6.4	(3,718)	(8.66)%
50	6.70%	6.1	(1,830)	(4.26)%
Base	7.49%	5.8	—	—%
-50	7.94%	5.6	1,231	2.87%
-100	8.22%	5.6	1,902	4.43%
-200	8.59%	5.5	2,875	6.70%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Servicing Related Matters

At September 30, 2012, escrow funds and custodial accounts included approximately $88.6 million deposited with Doral Bank. These funds are included within the cash and due from banks caption in the Company’s accompanying consolidated financial statements. Escrow funds and custodial accounts also included approximately $24.1 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $20.0 million, respectively, as of September  30, 2012.

14. Sale and Securitization of Mortgage Loans

For the nine months ended September 30, 2012 and 2011, the unpaid principal balance of loan sales and securitizations totaled $534.4 million and $402.2 million, respectively. Loans with servicing released or derecognized due to repurchases totaled $48.3 million and $71.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At September 30, 2012 and December 31, 2011, mortgage servicing advances totaled $69.2 million and $61.8 million, respectively, net of a reserve for possible losses of $12.5 million and $11.4 million, respectively.

In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 29% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of September 30, 2012, no servicing agreements have been terminated.

15. Real Estate Held for Sale, net

The Company acquires real estate held for sale through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Real estate held for sale, net totaled $119.4 million and $121.2 million as of September 30, 2012 and December 31, 2011, respectively.

The following table provides the balances of real estate held for sale, net for the periods indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Residential	$63,051	$60,584
Commercial	22,806	20,589
Construction and land	33,544	39,980

Balance at end of period	$119,401	$121,153

The following table presents activity of real estate held for sale, net for the periods indicated:

(Dollars in thousands)	No. of units	Quarter ended September 30, 2012	No. of units	Quarter ended September 30, 2011	No. of units	Nine months ended September 30, 2012	No. of units	Nine months ended September 30, 2011
Balance at beginning of period	676	$125,530	548	$101,499	598	$121,153	713	$100,273
Additions	95	9,867	87	28,189	266	35,465	258	49,989
Sales	72	(10,232)	91	(24,556)	156	(24,412)	388	(39,489)
Retirements	9	(505)	—	—	18	(1,076)	39	(4,266)
Provision for OREO losses	—	(5,259)	—	(2,089)	—	(11,729)	—	(3,464)

Balance at end of period	690	$119,401	544	$103,043	690	$119,401	544	$103,043

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

16. Deposits

The following table summarizes deposit balances as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Brokered deposits	$2,081,085	$2,157,808
Certificates of deposit	903,431	669,438
Money markets accounts	160,384	53,112
NOW and other transactions accounts	771,920	816,311
Regular savings	383,314	401,744

Total interest-bearing	4,300,134	4,098,413
Non-interest-bearing deposits	314,304	296,303

Total deposits	$4,614,438	$4,394,716

At September 30, 2012 and December 31, 2011, the Company reclassified, from deposits to loans receivable, $0.4 million and $0.5 million, respectively, of overdrafts.

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

Securities sold under agreements to repurchase consisted of the following:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Repurchase agreements with maturities ranging from March 2013 to June 2015 (2011 - November 2012 to June 2015), at various fixed rates with the weighted average rate of 2.71% and 2.42% at September 30, 2012 and December 31, 2011, respectively.	$197,300	$342,300

Structured repurchase agreement with a maturity of February 2014 at a rate of 2.98% at September 30, 2012 and December 31, 2011, with a callable date of November 2012 (2011 - call date was February 2012).	100,000	100,000

	$297,300	$442,300

Maximum repurchase agreements outstanding at any month end during the nine month period ended September 30, 2012 was $442.3 million. The approximate average daily outstanding balance of securities sold under repurchase agreements for the nine month period ended September 30, 2012 was $411.3 million. The weighted-average interest of such agreements, computed on a daily basis was 2.63% for the nine month period ended September 30, 2012.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

18. Advances from FHLB

Advances from FHLB consisted of the following, as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Non-callable advances with maturities ranging from December 2012 to February 2016 at various fixed rates with a weighted average of 3.05% and 3.23% at September 30, 2012 and December 31, 2011, respectively.	$1,201,377	$1,111,583

Non-callable advances with maturities ranging from October 2012 to November 2012, tied to 1-month LIBOR adjustable monthly, at various variable rates with a weighted average rate of 0.24% and 0.32% at September 30, 2012 and December 31, 2011, respectively.	50,000	50,000

Structured advance due on March 2012, at a fixed rate of 5.04% at December 31, 2011.	—	80,000

	$1,251,377	$1,241,583

Maximum advances outstanding at any month end during the nine month period ended September 30, 2012 were $1.3 billion. The approximate average daily outstanding balance of advances from FHLB for the nine month period ended September 30, 2012 was $1.2 billion. The weighted-average interest of such advances, computed on a daily basis was 3.17% for the nine month period ended September 30, 2012.

At September 30, 2012, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $2.0 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

The advances from FHLB are subject to early termination fees.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

19. Loans Payable

At September 30, 2012 and December 31, 2011, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Secured borrowings with local financial institutions, at variable interest rates tied to a 3-month LIBOR with a weighted average of 1.94% and 1.91% at September 30, 2012 and December 31, 2011, respectively, collateralized by residential mortgage loans.	$256,748	$271,795

Secured borrowings with local financial institutions, at fixed interest rates with a weighted average of 7.19% and 7.39% at September 30, 2012 and December 31, 2011, respectively, collateralized by residential mortgage loans.	12,755	14,110

Secured borrowing with a U.S. third-party at 1-month LIBOR plus 550 basis points (6.50% at September 30, 2012), collateralized by a construction line of credit, maturing on July 8, 2015.	2,245	—

	$271,748	$285,905

The expected maturity date of secured borrowings based on collateral is from October 2012 to December 2025. The maximum loans payable balance outstanding at any month end during the nine month period ended September 30, 2012 were $284.1 million. The approximate average daily outstanding balance of loans payable for the nine month period ended September 30, 2012 was $279.0 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.17% for the nine month period ended September 30, 2012.

At September 30, 2012 and December 31, 2011, the Company had $97.1 million and $109.1 million, respectively, of loans held for sale and $172.6 million and $175.7 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

20. Notes Payable

Notes payable consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011

$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	$—	$29,969

$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	99,148	98,993

$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,610	39,557

$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,552	29,529

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2012 to December 2029, paying interest monthly.	36,860	37,405

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2012 to December 2029, paying interest monthly.	7,100	7,200

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	9,177	14,273

$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%), due on July 21, 2020, paying interest quarterly commencing on January 2011.	249,854	249,840

$331.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.69%), due on May 26, 2023, paying interest quarterly commencing on November 2012.	326,148	—

	$797,449	$506,766

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through AFICA. The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2012, the outstanding principal balance of the bonds was $44.0 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2012 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company made the election to remain subject to the provisions of the 1994 Code for Doral Financial, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, CB, LLC and Doral Investment. In the past, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. By electing to change to the 2011 Code, during the second quarter of 2012, the Company realized a tax benefit of $1.2 million due to the reduced tax rate provided under the 2011 Code at Doral Insurance Agency for deferred tax assets that were previously recorded at the higher 39.00% rate.

Income Tax Expense

The components of income tax expense are summarized below:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Current income tax expense - United States	$1,237	$2,489	$5,208	$7,964
Deferred income tax (benefit) expense:
Puerto Rico	676	577	(113,541)	3,697
United States	(1,364)	(727)	(2,957)	(1,354)

Total deferred income tax (benefit) expense	(688)	(150)	(116,498)	2,343

Total income tax expense (benefit)	$549	$2,339	$(111,290)	$10,307

The current income tax expense of $1.2 million and $5.2 million for the quarter and nine months ended September 30, 2012 was related to the growth of the U.S. operations, an increase in the reserve for uncertain income tax positions, and the branch-level

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax benefit of $0.7 million for the quarter ended September 30, 2012 was related to the growth in operations in the U.S. The deferred income tax benefit of $116.5 million for the nine month period ended September 30, 2012 resulted mainly from the $113.7 million benefit recorded when Doral Financial Corporation and its P.R. domiciled subsidiaries entered into a new Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax.

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

NOLs generated between 2005 and 2012 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of September 30, 2012, will expire beginning in 2016 until 2022 for Puerto Rico entities and 2025 through 2032 for United States entities filing in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

The Company evaluates its DTA to determine if it can be realized, and the deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the DTA to the amount that is more likely than not to be realized.

In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years, and tax planning strategies. The determination of a valuation allowance on DTA requires judgment based on the weight of all available evidence and considering the relative impact of negative and positive evidence.

As of September 30, 2012, the Company had two Puerto Rico entities which had incurred several consecutive years of losses. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. Accordingly, as of September 30, 2012 and December 31, 2011, the Company determined that it was more likely than not that $335.7 million and $432.9 million, respectively, of its gross DTA would not be realized and maintained a valuation allowance for that amount.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Deferred tax assets and liabilities by legal entity were as follows:

	As of September 30, 2012
(Dollars in thousands)	Doral Financial Corporation	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total

Net operating loss carry-forwards	$49,023	$156,454	$1,936	$—	$—	$1,253	$208,666
Allowance for loan and lease losses	4,442	47,501	—	—	1,893	2,989	56,825
Capital loss carry-forward	4,342	15,488	—	—	3	—	19,833
Reserve for losses on OREO	4,322	15,960	—	—	83	—	20,365
Unrealized loss on investment securities available for sale	—	—	—	—	—	—	—
Other	10,526	27,600	289	1,545	2,606	145	42,711

Gross deferred tax assets	72,655	263,003	2,225	1,545	4,585	4,387	348,400
Valuation allowance	(72,655)	(263,003)	—	—	—	—	(335,658)

Net deferred tax assets	—	—	2,225	1,545	4,585	4,387	12,742

Differential in tax basis of IOs	(12,879)	—	—	—	—	—	(12,879)
Unrealized gains on investment securities available for sale	(1)	(854)	—	—	—	—	(855)
Other	—	(269)	(175)	—	(602)	(104)	(1,150)

Gross deferred tax liabilities	(12,880)	(1,123)	(175)	—	(602)	(104)	(14,884)

Net deferred tax (liability) asset	$(12,880)	$(1,123)	$2,050	$1,545	$3,983	$4,283	$(2,142)

	As of December 31, 2011
(Dollars in thousands)	Doral Financial Corporation	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total

Differential in tax basis of IOs sold	$184,555	$—	$—	$—	$—	$—	$184,555
Net operating loss carry-forwards	47,989	190,096	3,360	—	1,353	358	243,156
Allowance for loan and lease losses	3,902	32,914	—	—	195	2,874	39,885
Capital loss carry-forward	849	15,905	—	—	3	—	16,757
Reserve for losses on OREO	2,619	11,364	—	—	83	—	14,066
Unrealized losses on investment securities available for sale	206	—	—	—	—	—	206
Other	16,768	24,930	138	2,928	1,432	437	46,633

Gross deferred tax assets	256,888	275,209	3,498	2,928	3,066	3,669	545,258
Valuation allowance	(157,641)	(275,292)	—	—	—	—	(432,933)

Net deferred tax assets	99,247	(83)	3,498	2,928	3,066	3,669	112,325

Unrealized gains on investment securities available for sale	—	(132)	—	—	—	—	(132)
Other	—	(282)	(64)	—	(504)	(337)	(1,187)

Gross deferred tax liabilities	—	(414)	(64)	—	(504)	(337)	(1,319)

Net deferred tax asset (liability)	$99,247	$(497)	$3,434	$2,928	$2,562	$3,332	$111,006

(1)	The deferred tax assets and liabilities of Doral Bank are segregated between the P.R. and U.S. divisions as the related deferred tax assets and liabilities are from different tax jurisdictions.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance in entities for which Doral has elected the 1994 Code, are recorded at the 39% tax rate in effect under the 1994 Code. As of September 30, 2012, net DTAs totaling $317.1 million were at the higher rates, pursuant to the 1994 Code, with a valuation allowance of $315.7 million. DTLs of $12.5 million were at the 30.00% tax rate while net DTAs of $28.9 million with a valuation allowance of $20.0 million, were at other tax rates.

For P.R. taxable entities with positive core earnings, a valuation allowance on DTAs has not been recorded since they are expected to continue to be profitable. At September 30, 2012, the net DTA associated with these two companies, Doral Mortgage and Doral Insurance Agency, was $3.6 million, compared to $6.4 million at December 31, 2011. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

Management assesses the realization of its DTA at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

As of September 30, 2012 and December 31, 2011, the DTA valuation allowance off-set the following deferred tax assets:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Net operating loss carry-forwards	205,477	238,085
Allowance for loan and lease losses	51,943	36,816
Capital loss carry-forward	19,830	16,754
Reserve for losses on real estate held for sale	20,282	13,983
Other	38,126	41,781
Differential in tax basis of IOs sold	$—	$85,514

Total valuation allowance	$335,658	$432,933

The valuation allowance also includes $0.4 million related to deferred taxes on unrealized losses on cash flow hedges as of December 31, 2011.

Accounting for Uncertainty in Income Taxes

During the second quarter of 2012, the Company recognized a tax expense of $1.9 million, for an uncertain tax position arising from an IRS audit finding related to the treatment of a U.S. NOL. The Company is in the process of appealing the finding, but is unable to determine if the matter will be resolved in the next twelve months. As of September 30, 2012 and December 31, 2011, the Company had accrued interest and penalties on unrecognized tax benefits of $1.0 million and $0.8 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

22. Guarantees

In the ordinary course of business, at the time of the loan sales to third parties, and in certain other circumstances, such as in the event of early or first payment default, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the nine month period ended September 30, 2012, repurchased loans totaled $6.6 million, compared to $5.4 million for the corresponding period in 2011. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statement of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans was $94.6 million and $109.8 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute any loan that is 90 – 120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as when the unpaid principal balance of the mortgage loans falls below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaches a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2012 and December 31, 2011, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $550.6 million and $687.5 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $493.0 million and $619.7 million, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults and industry standard representations and warranties. For the quarter and nine months ended September 30, 2012, the Company repurchased at fair value $1.9 million and $8.1 million, respectively, pursuant to recourse provisions, compared to $4.5 million and $10.3 million, respectively, for the corresponding periods of 2011.

Doral Financial’s reserve for its exposure to recourse amounted to $8.5 million and $11.0 million as of September 30, 2012 and December 31, 2011, respectively, and the reserve for other credit-enhanced transactions explained above amounted to $7.7 million and $7.9 million as of September 30, 2012 and December 31, 2011, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the statement of financial condition, for the each of the periods shown:

	Quarter ended	Nine months ended
(In thousands)	September 30, 2012	September 30, 2012
Balance at beginning of period	$8,604	$10,977
Net charge-offs / termination	(106)	(1,462)
Release from recourse liability	—	(1,017)

Balance at end of period	$8,498	$8,498

23. Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit, commitments to sell loans and the maximum contractual recourse exposure.

(In thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$402,323	$157,030
Commitments to sell loans	388,956	178,789
Commercial and performance standby letter of credit	1,200	25
Maximum contractual recourse exposure	493,044	619,747

Total	$1,285,523	$955,591

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements as discussed in note 22.

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

For additional information on Legal Matters and Banking Regulatory Matters refer to Note 32 of the consolidated financial statements on the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2012 and to Part II, Item 1 of this Quarterly Report on Form 10-Q.

25. Earnings (Losses) Per Share Data

The following table presents the computation of earnings (losses) per share for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net Loss:
Net loss	$(32,546)	$(30,155)	$(31,554)	$(22,355)
Convertible preferred stock dividend	(2,415)	(2,415)	(7,245)	(7,245)

Net loss attributable to common shareholders	$(34,961)	$(32,570)	$(38,799)	$(29,600)

Weighted-Average Number of Common Shares Outstanding	128,460,423	127,293,756	128,437,917	127,293,756

Net Losses per Common Share(2)	$(0.27)	$(0.26)	$(0.30)	$(0.23)

(1)

For the quarters and nine month periods ended September 30, 2012 and 2011, net losses per common share represents both the basic and diluted losses per common share, respectively, for each of the periods presented.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of September 30, 2012, there were 40,000 stock options and 4,605,516 shares of restricted stock outstanding.

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

For the quarter ended September 30, 2012 and 2011, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

26. Fair Value of Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$631	$—	$—	$631	$722	$—	$—	$722
IOs	42,930	—	—	42,930	43,877	—	—	43,877
Derivatives	—	—	—	—	204	—	204	—

Total Securities Held for Trading	43,561	—	—	43,561	44,803	—	204	44,599

Securities Available for Sale
Agency MBS	379,258	—	377,858	1,400	360,489	—	359,044	1,445
CMO Government Sponsored Agencies	12,565	—	6,299	6,266	32,949	—	26,202	6,747
Non-Agency CMOs	—	—	—	—	5,622	—	—	5,622
Obligations U.S. Government Sponsored Agencies	44,996	—	44,996	—	44,994	—	44,994	—
Other	29,326	—	—	29,326	39,135	—	10,107	29,028

Total Securities Available for Sale	466,145	—	429,153	36,992	483,189	—	440,347	42,842

Servicing Assets	104,036	—	—	104,036	112,303	—	—	112,303

	$613,742	$—	$429,153	$184,589	$640,295	$—	$440,551	$199,744

Liabilities:
Derivatives(1)	$2,652	$—	$2,652	$—	$2,126	$—	$2,126	$—

(1)	Forward contracts and interest rate swaps included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The changes of assets and liabilities in Level 3 for the quarter and nine months ended September 30, 2012 and 2011, measured at fair value on a recurring basis are summarized below:

	For the quarter ended September 30, 2012
(In thousands)	Balance, beginning of quarter	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount(4)	Purchases / (Sales)	Balance, end of quarter

Securities held for trading
MBS	$622	$9	$—	$—	$—	$—	$631
IOs(1)	42,841	89	—	—	—	—	42,930

Total securities held for trading	43,463	98	—	—	—	—	43,561

Securities available for sale(2)
Agency MBS	1,394	—	—	6	—	—	1,400
CMO Government Sponsored Agencies	6,497	—	—	15	(246)	—	6,266
Non-Agency CMOs	—	—	—	—	—	—	—
Other	29,761	—	—	144	(579)	—	29,326

Total securities available for sale	37,652	—	—	165	(825)	—	36,992

Servicing Assets(3)	108,665	(8,616)	3,987	—	—	—	104,036

Balance at end of period	$189,780	$(8,518)	$3,987	$165	$(825)	$—	$184,589

	For the quarter ended September 30, 2011
(In thousands)	Balance, beginning of quarter	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive loss	Principal repayments and amortization of premium and discount(4)	Purchases / (Sales)	Balance, end of quarter

Securities held for trading
MBS	$830	$(108)	$—	$—	$—	$—	$722
IOs(1)	43,750	1,615	—	—	—	—	45,365

Total securities held for trading	44,580	1,507	—	—	—	—	46,087

Securities available for sale(2)
Agency MBS	1,668	—	—	(6)	(50)	—	1,612
CMO Government Sponsored Agencies	7,283	—	—	77	(274)	—	7,086
Non-Agency CMOs	7,960	(3,161)	—	635	78	—	5,512
Other	11,923	—	—	152	(216)	6,751	18,610

Total securities available for sale	28,834	(3,161)	—	858	(462)	6,751	32,820

Servicing Assets(3)	115,785	(5,768)	2,687	—	—	—	112,704

Balance at end of period	$189,199	$(7,422)	$2,687	$858	$(462)	$6,751	$191,611

(1)

Changes in fair value are recognized in net gain (loss) on trading assets and derivatives in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the quarter ended September 30, 2012, the IO had a gain of approximately $1.6 million for change in fair value and an amortization of $1.5 million. For the quarter ended September 30, 2011, the IO had a gain of $3.4 million for change in fair value and an amortization of $1.8 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income on mortgage-backed and investment securities.
(3)

Change in fair value of servicing assets is recognized in non-interest income as mortgage loan servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on loans securitized and sold and capitalization of mortgage servicing.

(4)

Amortization of premium and discount of $1.9 million and $60,000 for the quarters ended September 30, 2012 and 2011, respectively, is recognized within interest income from mortgage-backed investment securities in the consolidated statement of operations.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2012
(In thousands)	Balance, beginning of year	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount(4)	Transfers / (Sales)	Balance, end of year

Securities available for trading
MBS	$722	$(91)	$—	$—	$—	$—	$631
IOs(1)	43,877	(947)	—	—	—	—	42,930

Total securities held for trading	44,599	(1,038)	—	—	—	—	43,561

Securities available for sale(2)
Agency MBS	1,445	—	—	5	(50)	—	1,400
CMO Government Sponsored Agencies	6,747	—	—	196	(677)	—	6,266
Non-Agency CMOs	5,622	(4,881)	—	1,312	(201)	(1,852)	—
Other	29,028	(1,515)	—	1,850	(9,071)	9,034	29,326

Total securities available for sale	42,842	(6,396)	—	3,363	(9,999)	7,182	36,992

Servicing asset(3)	112,303	(17,314)	9,047	—	—	—	104,036

Balance at end of period	$199,744	$(24,748)	$9,047	$3,363	$(9,999)	$7,182	$184,589

	For the nine months ended September 30, 2011
(In thousands)	Balance, beginning of year	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount(4)	Purchases / (Sales)	Balance, end of year

Securities held for trading
MBS	$766	$(44)	$—	$—	$—	$—	$722
IOs(1)	44,250	1,115	—	—	—	—	45,365

Total securities held for trading	45,016	1,071	—	—	—	—	46,087

Securities available for sale(2)
Agency MBS	1,692	—	—	20	(100)	—	1,612
CMO Government Sponsored Agencies	7,389	—	—	105	(408)	—	7,086
Non-Agency CMOs	7,192	(3,247)	—	1,359	208	—	5,512
Other	7,077	—	—	356	(576)	11,753	18,610

Total securities available for sale	23,350	(3,247)	—	1,840	(876)	11,753	32,820

Servicing Assets(3)	114,342	(8,967)	7,329	—	—	—	112,704

Balance at end of period	$182,708	$(11,143)	$7,329	$1,840	$(876)	$11,753	$191,611

(1)

Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the nine months ended September 30, 2012, the IO had a gain of $3.8 million for change in fair value and an amortization of $4.8 million. For the nine months ended September 30, 2011, the IO had a gain of $7.0 million for change in fair value and an amortization of $5.9 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income mortgage-backed securities.
(3)

Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.

(4)

Amortization of premium and discount of $5.7 million and $232,000 for the nine months ended September 30, 2012 and 2011 respectively is recognized within interest income from MBS in the consolidated financial statements.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table includes quantitative information about significant unobservable inputs used to measure the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Company, such as prices of prior transactions and/or unadjusted third-party pricing sources.

	As of September 30, 2012
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs	Range of inputs (WA)

IOs	$42,930	Discounted cash flow model	Weighted average remaining life	5.8 years
			Discount rate	13.0%
			Constant prepayment rate	7.5%

CMO Government Sponsored Agencies	6,266	Discounted cash flow model	Zero volatility spread or Yield curve spread on MBS	0.54 - 0.79 (0.71)%
			Weighted average maturity	125 - 129 (127) months
			Prepayment speed assumption	405 - 486 (430)

Other	29,326	Linear regression analysis	Collateral term to maturity(1)	2.37 - 6.93 (4.91) years
			Collateral Coupon(1)	3.45 - 5.40 (4.24)%
			Collateral Weighted average price(1)	99.95 - 102.98 (101.64)
			Collateral Weighted average yield(1)	2.51 - 4.46 (3.56)%
			Investment security’s Term to maturity(2)	1.36 years
			Investment security’s Coupon(2)	3.5%

Servicing asset	104,036	Discounted cash flow model	Weighted average remaining life	7.1 years
			Discount rate	9.0 - 14.14 (11.2)%
			Constant prepayment rate	7.90 - 8.51 (8.2)%

(1)	Inputs are related to the investment securities’ underlying collateral.
(2)	Inputs are related to the investment securities.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Investment securities available for sale also include securities for which the fair value measurement is provided by third parties. For Agency MBS available for sale securities, fair value measurement is derived from a third party provider that uses a tax-exempt basis within a pool specific valuation model which: (i) creates a projected prepayment speed related to the seasoning of the underlying mortgages; (ii) the projected speed together with the unit range is used to project the tranche cash flow and determine an average life and; (iii) the appropriate spread is applied to the curve that is equal to the average life for each tranche resulting in the yield that the cash flows are discounted. The fair value measurement of certain CMO Government Sponsored Agencies is derived from a third-party that uses a yield table analysis considering factors, such as; (i) tax status; (ii) coupon: (iii) maturity and; (iv) cash flows or prepayments. The fair value measurement of certain securities in the Other category is derived from a third-party broker dealer that uses the value of the collateral to arrive at the fair value. Third-party prices obtained are evaluated by comparing them against previous quoted prices. In the event that quotes present significant variances when compared to prior periods, these are referred to the third-party price provider for an explanation or validation of the quoted price.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with current accounting guidance. These adjustments to fair value usually result from application of lower-of-cost or market accounting or write-downs of individual assets.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2012 and December 31, 2011.

(Dollars in thousands)	Carrying Value	Level 3
September 30, 2012
Loans receivable(1)	$309,698	$309,698
Real estate held for sale(2)	64,221	64,221

Total	$373,919	$373,919

December 31, 2011
Loans receivable(1)	$234,836	$234,836
Real estate held for sale(2)	56,954	56,954

Total	$291,790	$291,790

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

The valuation methodologies used to arrive at the nonrecurring fair value adjustments included above are:

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

The following table summarizes losses relating to assets classified as Level 3 held at the reporting periods.

(In thousands)	Location of Loss Recognized in the Statement of Operations	For the quarters ended September 30,		For the nine months ended September 30,
		2012	2011	2012	2011

Loans receivable	Provision for loan and lease losses	$20,619	$11,480	$59,767	$17,269
Real estate held for sale	Other real estate owned expenses	$7,298	$3,861	$25,573	$10,354

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of September 30, 2012 and December 31, 2011. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	September 30, 2012
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Cash and due from banks	$442,781	$442,781	$442,781	$—	$—
Restricted cash	38,811	38,811	38,811	—	—
Securities held for trading	43,561	43,561	—	—	43,561
Securities available for sale	466,145	466,145	—	429,153	36,992
Loans held for sale(1)	392,271	398,321	—	—	—
Loans receivable, net	6,072,722	6,052,086	—	—	—
Servicing assets	104,036	104,036	—	—	104,036

Financial liabilities:
Deposits	$4,614,438	$4,653,469	$—	$4,653,469	$—
Securities sold under agreements to repurchase	297,300	305,001	—	305,001	—
Advances from FHLB	1,251,377	1,323,124	—	1,323,124	—
Loans payable	271,748	271,748	—	271,748	—
Notes payable	797,449	776,175	—	776,175	—
Derivatives(2)	2,652	2,652	—	2,652	—

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$308,811	$308,811
Restricted cash	180,435	180,435
Securities held for trading	44,803	44,803
Securities available for sale	483,189	483,189
Loans held for sale(1)	318,271	326,703
Loans receivable	5,820,374	5,667,760
Servicing assets	112,303	112,303

Financial liabilities:
Deposits	$4,394,716	$4,425,081
Securities sold under agreements to repurchase	442,300	455,452
Advances from FHLB	1,241,583	1,324,630
Loans payable	285,905	285,905
Notes payable	506,766	476,294
Derivatives(2)	2,126	2,126

(1)	Includes $199.7 million and $168.5 million for September 30, 2012 and December 31, 2011, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.
(2)

Includes approximately $2.3 and $0.2 million of derivatives held for trading purposes and $0.3 million and $1.9 million of derivatives held for purposes other than trading, for September 30, 2012 and December 31, 2011, respectively, as part of accrued expenses and other liabilities in the consolidated statement of financial condition.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Securities held for trading

Securities held for trading, which includes the Company’s interest only strips, are classified as Level 3. The Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimate of assumptions market participants use in determining the fair value.

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. The fair value measurement is based upon quoted prices, if available (Level 2). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation technique, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors (Level 3).

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

Deposits

The fair value of deposits with no stated maturities is based on the amount payable on demand as of the respective date. These deposits include non-interest bearing deposits, regular savings, NOW and other transaction accounts and money market accounts. The fair value measurement of deposits with stated maturities is calculated using a discounted cash flows technique with observable and unobservable inputs. The observable input is the broker certificates of deposit curve while the unobservable input is the forward curve. Deposits are classified as Level 2 in the fair value hierarchy.

Loans payable

Loans payable, classified as Level 2, are secured lending arrangements with local financial institutions that are generally floating rate instruments, and therefore, their fair value has been determined to be par.

Notes payable, advances from the FHLB and securities sold under agreements to repurchase

The fair value measurement of notes payable, advances from the FHLB and securities sold under agreements to repurchase is measured using a discounted cash flow technique with observable and unobservable inputs. The observable input is the LIBOR curve while the unobservable input is the forward curve. These liabilities are classified as Level 2 in the fair value hierarchy.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Doral Financial accounts for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. The fair value of derivatives accounted as hedges is also reported net of accrued interest and included in other liabilities in the consolidated statement of financial condition. Derivatives not accounted for as hedges that are in a net asset position are recorded as securities held for trading and derivatives in a net liability position are recorded as other liabilities in the consolidated statement of financial condition.

As of September 30, 2012 and December 31, 2011, the Company had the following derivative financial instruments outstanding:

	September 30, 2012			December 31, 2011
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cash Flow Hedges:
Interest rate swaps	$50,000	$—	$(365)	$50,000	$—	$(1,890)
Other Derivatives (non hedges):
Interest rate caps	165,000	—	—	180,000	—	—
Forward contracts	125,000	—	(2,287)	61,000	204	(236)

Total	$340,000	$—	$(2,652)	$291,000	$204	$(2,126)

Cash Flow Hedges

As of both September 30, 2012 and December 31, 2011, the Company had $50.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between October 2012 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from the FHLB. For the quarters and nine months ended September 30, 2012 and 2011, the Company did not recognize ineffectiveness for the interest rate swaps designated as cash flow hedges. As of September 30, 2012 and 2011, accumulated other comprehensive income included unrealized losses on the cash flow hedges of $0.4 million and $1.5 million, respectively, of which the Company expects to reclassify approximately $0.3 million and $2.2 million, respectively, against earnings during the next twelve months.

Doral Financial’s interest rate swaps had weighted average receive rates of 0.24% and 0.26% and weighted average pay rates of 4.62% and 4.62% as of September 30, 2012 and December 31, 2011, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the quarters ended September 30, 2012 and 2011.

(Dollars in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges
September 30, 2012
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(365)	$(590)	$1,644

September 30, 2011
Interest rate swaps	Interest expense – Advances from FHLB	$71,000	$(2,579)	$470	$(496)

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the nine months ended September 30, 2012 and 2011.

(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges
September 30, 2012
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(365)	$412	$564

September 30, 2011
Interest rate swaps	Interest expense – Advances from FHLB	$71,000	$(2,579)	$1,757	$(2,085)

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Trading and Non-Hedging Activities

The following table summarizes the total derivatives positions at September 30, 2012 and 2011, respectively, and their different designations. The table also includes net gains (losses) on derivative positions for the periods indicated.

		September 30, 2012
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Loss for the Quarter	Net Loss for the Nine Month Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain on trading assets and derivatives	$165,000	$—	$—	$—

Forward contracts	Net gain (loss) on trading assets and derivatives	125,000	(2,287)	(4,580)	(6,295)

		$290,000	$(2,287)	$(4,580)	$(6,295)

		September 30, 2011
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Loss for the Quarter	Net Loss for the Nine Month Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading assets and derivatives	$195,000	$—	$(1)	$(13)

Forward contracts	Net gain (loss) on trading assets and derivatives	66,000	(228)	(1,516)	(2,847)

		$261,000	$(228)	$(1,517)	$(2,860)

Doral Financial held $290.0 million and $241.0 million in notional value of derivatives not designated as hedges at September 30, 2012 and December 31, 2011, respectively.

The Company purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve purchases of out of the money caps to protect the Company from adverse effects from rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of September 30, 2012 and December 31, 2011, the Company had outstanding interest rate caps with a notional amount of $165.0 million and $180.0 million, respectively.

The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSR. The notional amount of the forward contract used to create an economic hedge on its MSR as of September 30, 2012 and 2011, was $25.0 million and $25.0 million, respectively. As of September 30, 2012 and 2011, the Company had a notional amount of $100.0 million and $41.0 million, respectively, of forwards hedging its warehousing line. For the quarter and nine months ended September 30, 2012, the Company recorded losses of $4.6 million and $6.3 million, respectively, on forward contracts which included gains of $0.2 million and $0.6 million respectively, related to the economic hedge on the MSR. For the quarter and nine months ended September 30, 2011, the Company recorded losses of $1.5 million and $2.8 million on forward contracts which included gains of $1.2 million and $1.2, million respectively, related to the economic hedge on the MSR.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Furthermore, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at September 30, 2012 and December 31, 2011 was not considered material.

28. Variable Interest Entities

A VIE is an entity that by design possesses the following characteristics: (a) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of equity investment at risk do not possess: i) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; or ii) the obligation to absorb expected losses or the right to receive the expected residual returns of the entity; or (c) symmetry between voting rights and economic interests and (d) where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights (e.g., structures with no substantive voting rights).

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

Servicing Assets: In the ordinary course of business, the Company transfers financial assets (whole loan sales/securitizations) in which it has retained the right to service the assets. The servicing portfolio was considered a potential source of variable interest and was analyzed to determine if any VIEs required consolidation. The servicing portfolio was grouped into three segments: (i) GSEs, (ii) governmental agencies and (iii) private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by this guidance. The Company determined that its involvement with these entities is in the ordinary course of business and that it met the criteria established to consider the servicing activities as those of a service provider (fiduciary in nature) rather than a decision-maker.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Special Purpose Entities: The Company is involved with three SPEs. These SPEs are deemed to be VIEs:

Assets sold – During 2010, the Company sold an asset portfolio to a third party consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which had a 10 year maturity and a fixed interest rate of 8.0% per annum. The financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit which has a 10-year maturity and a fixed interest rate of 8.0% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties.

On July 28, 2012, Doral and the third-party amended the existing credit agreement that, for accounting purposes, extinguished the existing loan receivables and extended new loans bearing interest at three-month LIBOR plus 300 basis points. All amounts owed to the Company by the third party remained unchanged. In the event that the three-month LIBOR rate falls below 1.0%, the rate on the note receivable and the line of credit will be 1% plus 300 basis points. As of September 30, 2012, the carrying amount of the note receivable was $102.3 million and the carrying amount of the line of credit was $8.7 million, and are reported in loans receivable in the consolidated statement of financial condition. There are no terms or conditions in the amended loan agreement that would change Doral’s considerations or conclusions related to the accounting for the original transfer of assets.

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

Doral CLO I, Ltd – During 2010, the Company, through one of its subsidiaries, Doral Money, entered into a CLO arrangement with a third party in which up to $450.0 million of largely U.S. mainland based commercial loans were pledged to collateralize AAA rated debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd (“Doral CLO I”). Doral CLO I is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I. Doral Money is considered the primary beneficiary and Doral CLO I is consolidated with the Company in these financial statements.

Doral CLO II, Ltd – On April 26, 2012, the Company, through one of its subsidiaries, Doral Money, entered into a CLO arrangement with a third party in which up to $400.0 million of largely U.S. mainland based commercial loans were pledged to collateralize AAA, AA, A, BBB and BB rated notes as well as a non-rated subordinated debt tranche. Doral CLO II, Ltd (“Doral CLO II”) raised approximately $331.0 million at an average cost of three-month LIBOR plus 1.69 percent. Doral CLO II is a variable interest entity created to hold the commercial loans and issue the previously mentioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes as well as any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO II. Doral Money is considered the primary beneficiary and Doral CLO II is consolidated with the Company in these financial statements.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The classifications of assets and liabilities on the Company’s consolidated statements of financial condition associated with the consolidated VIEs follow:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Carrying amount
Cash	$37,367	$21,341
Loans receivable	825,917	432,180
Allowance for loan and lease losses	(4,333)	(1,686)
Other assets	13,635	8,621

Total assets	872,586	460,456

Notes payable (third party liability)	576,002	249,840
Other liabilities	6,217	1,806

Total liabilities	582,219	251,646

Net assets	$290,367	$208,810

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Carrying amount
Servicing assets	$12,213	$13,584
Available for sale securities:
Non Agency CMO	—	6,935
Loans receivable:
Construction and land(3)(4)	243,219	342,496
Maximum exposure to loss(1)
Servicing assets	$12,213	$13,584
Available for sale securities:
Non Agency CMO(2)	—	6,935
Loans receivable:
Construction and land(3)(4)	243,219	342,496

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

(3)	Does not include construction spot loans and construction development loans to non-developers.
(4)	Net of ALLL of $5.9 million and $17.7 million as of September 30, 2012 and December 31, 2011, respectively.

29. Segment Information

Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Operating Decision Maker, to the senior management team and, to a lesser extent, the Board of Directors.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table presents financial information of the four reportable segments as of September 30, 2012 and 2011, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Quarter ended September 30, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$38,084	$22,916	$(9,401)	$3,998	$—	$—	$55,597
Intersegment net interest (loss) income	(4,893)	(1,139)	7,752	(1,720)	—	—	—
Total net interest income	33,191	21,777	(1,649)	2,278	—	—	55,597
Provision for loan and lease losses	29,496	1,977	—	2,940	—	—	34,413
Non-interest income (loss)	16,701	1,474	2,444	—	(2)	—	20,617
Depreciation and amortization	2,830	432	—	—	7	—	3,269
Non-interest expense	46,686	8,422	4,062	6,847	4,512	—	70,529
Net (loss) income before income taxes	(29,120)	12,420	(3,267)	(7,509)	(4,521)	—	(31,997)
Identifiable assets	5,898,204	2,301,427	3,071,474	546,521	—	(3,447,050)	8,370,576

	Quarter ended September 30, 2011
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$40,019	$15,966	$(12,866)	$5,128	$—	$—	$48,247
Intersegment net interest (loss) income	(8,415)	(1,842)	12,220	(1,963)	—	—	—
Total net interest income (loss)	31,604	14,124	(646)	3,165	—	—	48,247
Provision for loan and lease losses	26,061	778	—	14,859	—	—	41,698
Non-interest income	19,618	763	9,090	—	—	—	29,471
Depreciation and amortization	2,990	292	—	1	10	—	3,293
Non-interest expense	40,562	6,459	3,519	6,756	3,247	—	60,543
Net (loss) income before income taxes	(18,391)	7,358	4,925	(18,451)	(3,257)	—	(27,816)
Identifiable assets	6,332,909	1,507,715	3,290,037	615,494	—	(3,731,697)	8,014,458

	Nine months ended September 30, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$113,413	$65,069	$(29,454)	$12,763	$—	$—	$161,791
Intersegment net interest (loss) income	(23,653)	(4,106)	32,222	(4,463)	—	—	—
Total net interest income	89,760	60,963	2,768	8,300	—	—	161,791
Provision for loan and lease losses	121,373	4,376	—	29,054	—	—	154,803
Non-interest income (loss)	54,489	3,295	285	—	(2)	—	58,067
Depreciation and amortization	8,942	1,191	—	2	25	—	10,160
Non-interest expense	127,523	23,017	11,221	21,402	14,576	—	197,739
Net (loss) income before income taxes	(139,703)	35,674	(8,168)	(16,044)	(14,603)	—	(142,844)
Identifiable assets	5,898,204	2,301,427	3,071,474	546,521	—	(3,447,050)	8,370,576

	Nine months ended September 30, 2011
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$128,565	$39,518	$(43,846)	$12,635	$—	$—	$136,872
Intersegment net interest (loss) income	(41,157)	(4,137)	51,436	(6,142)	—	—	—
Total net interest income	87,408	35,381	7,590	6,493	—	—	136,872
Provision for loan and lease losses	27,606	741	—	29,265	—	—	57,612
Non-interest income (loss)	65,667	3,630	27,135	(3)	—	—	96,429
Depreciation and amortization	9,211	716	1	3	28	—	9,959
Non-interest expense	118,327	18,379	12,637	18,098	10,337	—	177,778
Net (loss) income before income taxes	(2,069)	19,175	22,087	(40,876)	(10,365)	—	(12,048)
Identifiable assets	6,332,909	1,507,715	3,290,037	615,494	—	(3,731,697)	8,014,458

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

30. Subsequent Events

The Company evaluated subsequent events through the date that the consolidated financial statements were issued and determined that no events have occurred that require disclosure or adjustment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Doral Financial may make forward-looking statements in its press releases, other filings with the Securities and Exchange Commission or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others.

These forward-looking statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings, tax legislation and tax rules, compliance and regulatory matters and new accounting standards and guidance on the Company’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, but instead represent Doral Financial’s current expectations regarding future events. Such forward-looking statements may be generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “predict,” “forecast,” “anticipate,” “plan,” “outlook,” “target,” “goal,” and similar expressions and future conditional verbs such as “would,” “should,” “could,” “might,” “can” or “may” or similar expressions.

Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. The Company does not undertake and specifically disclaims any obligations to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements, other than as required by law, including the requirements of applicable securities laws.

Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond Doral Financial’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors (including our management’s ability to identify and manage these and other risks) that could cause actual results to differ materially from those contained in any forward-looking statement:

•

the continued recessionary conditions of the Puerto Rico economy and any deterioration in the performance of the United States economy and capital markets that adversely affect the general economy, housing prices and absorption, the job market, consumer confidence and spending habits leading to, among other things, (i) a further deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

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

•

uncertainty about whether Doral Financial and Doral Bank will be able to fully comply with the terms and conditions of the written agreement dated September 11, 2012 (the “Written Agreement”) that Doral Financial entered into with the Federal Reserve Bank of New York (the “FRBNY”) and the consent order dated August 8, 2012 (the “Consent Order”) that Doral Bank entered into with the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “PR Commissioner”);

•

uncertainty about the operating and other conditions imposed by the FDIC and the PR Commissioner under the Consent Order and by the FRBNY under the Written Agreement, which may lead to, among other things, an increase in our charge-offs, loan loss provisions, and compliance costs, and an increased risk of being subject to additional regulatory actions, as well as additional actions resulting from the future regular annual safety and soundness and compliance examinations by these federal regulators;

•

our reliance on brokered certificates of deposit and our ability to obtain, on a periodic basis, approval from the FDIC to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the Consent Order;

•

our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital proposals, as determined and interpreted by applicable regulatory authorities) and our ability to generate capital internally or raise capital on favorable terms;

•	the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications or changes in such requirements or guidance;

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

•

the exposure of Doral Financial, as originator of residential mortgage loans, sponsor of residential mortgage loan securitization transactions, or servicer of such loans or such transactions, or in other capacities, to government sponsored enterprises, investors, mortgage insurers or other third parties as a result of representations and warranties made in connection with the transfer or securitization of such loans;

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

•	the risk that the FDIC may further increase deposit insurance premiums and/or require special assessments to replenish its insurance fund, causing an increase in the Company’s non-interest expense;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	uncertainty about the adopted changes to the Puerto Rico internal revenue code and other related tax provisions and the impact of such measures on different sectors of the Puerto Rico economy;

•	an adverse change in our ability to attract new clients and retain existing clients;

•	general competitive factors and industry consolidation;

•

the strategies adopted by the FDIC and the three acquiring banks in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with the three Puerto Rico banks that failed in April 2010, which may adversely affect real estate values in Puerto Rico;

•

potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the Company’s 2011 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012, as updated from time to time in the Company’s quarterly and other reports filed and to be filed with the SEC; and

•

the other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012, as updated from time to time in the Company’s quarterly and other reports filed and to be filed with the SEC.

EXECUTIVE SUMMARY

This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of Doral Financial Corporation and its wholly-owned subsidiaries and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

In addition to the information contained in this Form 10-Q, readers should consider the description of the Company’s business contained in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012. While not all inclusive, Items 1 and 1A of the Form 10-K and this Form 10-Q disclose additional information about the business of the Company, risk factors, many beyond the Company’s control, and further provide discussion of the operating results, financial condition and credit, market and liquidity risks than that which is presented in the narrative and tables included herein.

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

The Company expects the conditions that have driven the adoption of its current business strategies to continue, and these conditions are expected to affect Doral’s operating results over the course of the next year. In addition, new conditions will present operational and strategic challenges to Doral that must be managed. The ongoing and new conditions include, but are not limited to, the continuing recessionary economy in some of the markets in which the Company competes, the operational restrictions that have been imposed upon the Company by the consent order with the FDIC and the Commissioner and the agreement with the Federal Reserve Bank of New York, the expected consolidation of our competitors in the Puerto Rico market, the continuing growth in Doral’s U.S. business, reduction of investments and Puerto Rico loans, and the continuing limits on Puerto Rico lending activities. While the Company believes that the first three factors will negatively affect its business and operating results, the Company believes the last two factors will positively affect its business and operating results. The continuing weakness in the economy in Puerto Rico and the mainland United States is expected to continue to adversely affect the quality of the Company’s Puerto Rico home mortgage, commercial real estate, and construction and land portfolios as well as its ability to generate new quality home mortgage loans – the most significant part of the Company’s business. The Company anticipates that its operating capabilities will be further restricted by the consent order with the FDIC and the Commissioner and the agreement with the Federal Reserve Bank of New York and that compliance with the consent order and the agreement will cause the Company’s operating costs to increase. The Company’s operations will also be negatively affected by the continuing consolidation of other banks in the Puerto Rico market as these banks by virtue of their larger size have greater access to capital and customers than the Company and the ability to adopt competitive strategies that are adverse to the interests of Doral.

Regarding the benefits of Doral’s strategy to develop U.S. funding and lending opportunities, at September 30, 2012, $2.1 billion of the Company’s $6.2 billion gross loans receivable (34%) are to U.S. operating businesses and individuals for business purposes. The Company anticipates that within the next year the Company will expand its U.S. loan exposures to approximately $2.5 billion as investment securities and loans in Puerto Rico decrease. Funding sources specific to its U.S. businesses, specifically deposits and collateralized loan obligations, aggregated to $2.0 billion as of September 30, 2012, with the remainder of the assets funded by the general funding sources available to Doral Bank. The U.S. based commercial loans have lower defaults than the Doral’s Puerto Rico commercial loan portfolio. As a result, the Company’s U.S. businesses contributed $14.4 million in earnings to Doral’s pre-tax pre-provision earnings over the first nine months of 2012 compared to a pre-tax pre-provision loss of $4.1 million from Puerto Rico and corporate activities.

The preparation of financial statements and other financial information in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions include management’s estimates affecting the allowance for loan and lease losses, including the provision for loan and lease losses, the conditions under which a loan or security is determined to be accounted for as non-performing, the conditions under which a non-performing loan is returned to accrual status, the circumstances under which a loan is determined to be a TDR, the circumstances under which a TDR is no longer reported as a TDR, the valuation of interest only strips and mortgage servicing rights, when a loan is determined to be of such little value it is charged-off, when a security is considered to be other than temporarily impaired and the credit loss charged to income, the collectability of other receivables, the estimate of income tax expense and payable and the fair values of financial assets and liabilities. Each of these factors requires subjective judgment and those judgments have a significant impact on the Company’s reported results of operations or disclosures. Management has adopted a notably more conservative view of the financial effects of the current and estimated future economic and regulatory environment in which Doral’s businesses operate. Each of the identified factors, as well as others not identified, where management is making subjective judgments because the accounting does not relate to actual cash gain or loss but estimated future financial effects, can positively or negatively affect reported earnings. See “Critical Accounting Policies” below.

OVERVIEW OF RESULTS OF OPERATIONS

Net loss for the quarter ended September 30, 2012 totaled $32.5 million, compared to a net loss of $30.2 million for the comparable 2011 period. Doral Financial’s net loss increased $2.4 million for the third quarter of 2012 primarily due to lower non-interest income of $8.9 million, and an increase in non-interest expenses of $10.0 million, partially offset by an improvement in net interest income of $7.4 million, a reduction of $7.3 million in the provision for loan losses and income tax expense being lower by $1.8 million.

The Company’s financial results and condition for the quarter ended September 30, 2012 included the following:

•

Net interest income for the third quarter of 2012 was $55.6 million, compared to $48.2 million for the corresponding period in 2011. The $7.4 million increase in net interest income for 2012, compared to 2011, was due to a decrease of $5.7 million in total interest expense, combined with an increase in total interest income of $1.6 million.

•

The provision for loan and lease losses for the quarter ended September 30, 2012 was $34.4 million, a decrease of $7.3 million compared to the $41.7 million provision for the corresponding 2011 period. The provision for loan and lease losses in the third quarter of 2012 resulted primarily from commercial real estate, commercial and industrial, and the residential mortgage portfolios, particularly related to Puerto Rico loan exposures. The lower provision for the third quarter of 2012 compared to the same period of 2011 resulted from less deterioration in credit quality and collateral values in the residential mortgage and construction and land portfolios.

•

Non-interest income for the third quarter of 2012 was $20.6 million, a decrease of $8.9 million compared to non-interest income of $29.5 million for the corresponding 2011 period. The decrease in non-interest income for the third quarter of 2012, compared to the same period in 2011, resulted largely from lower gains on sales of securities of $6.9 million, an increase of $4.9 million in loss on trading derivatives and a decrease of $2.7 million in loan servicing income, primarily due to the effect of declining interest rates on the valuation of the related assets in 2012, partially offset by an increase in net gain on loans securitized and sold and capitalization of mortgage servicing rights of $3.5 million.

•

Non-interest expense for the third quarter of 2012 was $73.8 million, compared to $63.8 million for the corresponding period in 2011. The $10.0 million increase in non-interest expense for the third quarter of 2012 compared to the same period in 2011, was due largely to increases in compensation and benefits of $1.7 million, an increase in professional services of $1.7 million, an increase of $1.4 million in FDIC insurance, an increase of $1.5 million in electronic data processing expenses and an increase of $4.4 million in other real estate owned expenses.

•

Net loss attributable to common shareholders for the third quarter of 2012 totaled $35.0 million, or $0.27 per common share, compared to net loss attributable to common shareholders for the corresponding 2011 period of $32.6 million, or $0.26 per common share.

•

Income tax expense was $0.5 million for the third quarter of 2012, compared to income tax expense of $2.3 million for the corresponding period in 2011. The positive variance in taxes resulted from the tax effects of merging Doral Bank FSB with Doral Bank PR, as well as the selection of the 2011 tax code for one of the Puerto Rico entities.

•

Doral Financial’s loan production for the third quarter of 2012 was $771.1 million, compared to $445.6 million for the comparable 2011 period, an increase of approximately 73%. Major components of the increase include $120.1 million in additional mortgage loans originated for sale in Puerto Rico and $81.7 million in additional commercial lending in the U.S.

•

Assets as of September 30, 2012 totaled $8.4 billion compared to $8.0 billion as of December 31, 2011, an increase of $395.4 million primarily due to an increase in net loans of $326.3 million and to the establishment of the prepaid tax asset and release of the related deferred tax asset reserve pursuant to the first quarter of 2012 agreement with the government of Puerto Rico, partially offset by a decrease of $20.7 million in total investment securities.

•	Total deposits of $4.6 billion increased $219.7 million, or 5%, from deposits of $4.4 billion as of December 31, 2011.

•

Non-performing loans, excluding FHA/VA loans guaranteed by the US government, as of September 30, 2012 were $733.6 million, an increase of $164.0 million from December 31, 2011. The increase in NPLs during the third quarter of 2012 resulted largely from the classification of certain performing residential mortgage and commercial real estate TDR loans as non-performing loans pursuant to Doral’s adoption of a more conservative stance on future loan performance reflective of the uncertain current economic and regulatory environments.

Table A

Selected Financial Data

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except for share data)	2012	2011	2012	2011
Selected Income Statement Data:
Interest income	$91,719	$90,109	$274,179	$275,217
Interest expense	36,122	41,862	112,388	138,345

Net interest income	55,597	48,247	161,791	136,872
Provision for loan and lease losses	34,413	41,698	154,803	57,612

Net interest income after provision for loan and lease losses	21,184	6,549	6,988	79,260
Non-interest income	20,617	29,471	58,067	96,429
Non-interest expenses	73,798	63,836	207,899	187,737

Loss before income taxes	(31,997)	(27,816)	(142,844)	(12,048)
Income tax expense (benefit)	549	2,339	(111,290)	10,307

Net loss	$(32,546)	$(30,155)	$(31,554)	$(22,355)

Net loss attributable to common shareholders	$(34,961)	$(32,570)	$(38,799)	$(29,600)

Net loss per common share(1)	$(0.27)	$(0.26)	$(0.30)	$(0.23)

Accrued dividends, preferred stock	$2,415	$2,415	$7,245	$7,245
Book value per common share	$3.57	$3.75	$3.57	$3.75
Preferred shares outstanding at end of period	5,811,391	5,811,391	5,811,391	5,811,391
Weighted average common shares outstanding	128,460,423	127,293,756	128,437,917	127,293,756
Common shares outstanding at end of period	128,460,423	127,293,756	128,460,423	127,293,756

Selected Balance Sheet Data at Period End:
Cash and cash equivalents	$481,592	$479,418	$481,592	$479,418
Total investment securities	576,934	789,649	576,934	789,649
Total loans, net(2)	6,464,993	5,992,707	6,464,993	5,992,707
Allowance for loan and lease losses	145,773	118,079	145,773	118,079
Servicing assets, net	104,036	112,704	104,036	112,704
Total assets	8,370,576	8,014,458	8,370,576	8,014,458
Deposits	4,614,438	4,337,139	4,614,438	4,337,139
Total borrowings	2,617,874	2,585,792	2,617,874	2,585,792
Total liabilities	7,559,585	7,185,146	7,559,585	7,185,146
Preferred equity	352,082	352,082	352,082	352,082
Common equity	458,909	477,230	458,909	477,230
Total stockholders’ equity	810,991	829,312	810,991	829,312

Selected Average Balance Sheet Data for Period End:(3)
Total investment securities	$631,791	$764,356	$656,325	$1,200,749
Total loans(2)	6,536,435	6,036,775	6,401,311	5,931,828
Total interest-earning assets	7,612,414	7,373,540	7,478,585	7,649,997
Total assets	8,393,703	8,084,749	8,265,684	8,330,633
Deposits	4,600,766	4,066,315	4,528,757	4,453,377
Total borrowings	2,639,148	2,589,762	2,574,058	2,750,091
Total interest-bearing liabilities	6,947,639	6,656,077	6,812,716	6,921,252
Preferred equity	352,082	352,082	352,082	352,082
Common equity	480,884	512,223	491,924	512,870
Total stockholders’ equity	832,966	864,305	844,006	864,952

Operating Data:
Loan production	$771,078	$445,568	$1,776,263	$1,260,312
Loan servicing portfolio(4)	7,665,860	7,961,774	7,665,860	7,961,774
Selected Financial Ratios:
Performance:
Net interest margin	2.91%	2.60%	2.89%	2.39%
Return on average assets	(1.54)%	(1.48)%	(0.51)%	(0.36)%
Return on average common equity	(28.92)%	(25.23)%	(10.54)%	(7.72)%
Capital:
Leverage ratio	9.32%	8.98%	9.32%	8.98%
Tier 1 risk-based capital ratio	11.94%	12.47%	11.94%	12.47%
Total risk-based capital ratio	13.26%	13.74%	13.26%	13.74%
Asset quality:
Total NPAs as percentage of net loans receivable portfolio, and OREO	14.10%	12.48%	14.10%	12.48%
Total NPAs as percentage of consolidated total assets	10.43%	9.25%	10.43%	9.25%
Non-performing loans to total loans (excluding FHA/VA guaranteed loans)	11.53%	10.06%	11.53%	10.06%
ALLL as a percentage of loans receivable outstanding, at end of period	2.34%	2.04%	2.34%	2.04%
ALLL to period-end loans receivables (excluding FHA/VA guaranteed loans and loans on savings deposits)	2.37%	2.08%	2.37%	2.08%
ALLL plus partial charge-offs, credit related discounts and deferred fees to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	5.83%	4.56%	5.83%	4.56%
ALLL to non-performing loans receivable	20.55%	20.79%	20.55%	20.79%
ALLL plus partial charge-offs, credit related discounts and deferred fees, net to non-performing loans (excluding NPLs held for sale)	40.71%	36.79%	40.71%	36.79%
ALLL to net charge-offs on an annualized basis	88.66%	174.14%	97.75%	139.77%
Provision for loan and lease losses to net charge-offs	83.27%	243.98%	138.66%	91.18%
Net annualized charge-offs to average loan receivable outstanding	2.66%	1.18%	2.46%	1.50%
Recoveries to charge-offs	1.84%	3.17%	2.35%	2.08%
Other ratios:
Average common equity to average assets	5.73%	6.34%	5.95%	6.16%
Average total equity to average assets	9.92%	10.69%	10.22%	10.38%
Tier 1 common equity to risk-weighted assets	6.61%	6.34%	6.61%	6.34%

(1)	For the quarters and nine month periods ended September 30, 2012 and 2011, net loss per common share represents the basic and diluted loss per common share, respectively.
(2)	Includes loans held for sale.
(3)	Average balances are computed on a daily basis.
(4)

Represents the total portfolio of loans serviced for third parties. Excludes $3.9 billion and $4.3 billion of mortgage loans owned by Doral Financial at September 30, 2012 and September 30, 2011, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), and the collectability of receivables and income taxes. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of September 30, 2012. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” of Financial Conditions and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012, and also in Note 2 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, please refer to Note 3 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

Third Quarter 2012 vs. Third Quarter 2011 – Total interest income for the quarter ended September 30, 2012 totaled $91.7 million, compared to $90.1 million for the corresponding 2011 period, an increase of $1.6 million. The increase in total interest income for the third quarter of 2012, compared to the corresponding period in 2011, was the result of an increase of $4.7 million in interest income of loans as the average balance of the commercial and industrial loan portfolio increased from $1.1 billion as of September 30, 2011 to $1.6 billion as of September 30, 2012 and a $322.4 million increase in the average balance of commercial real estate loans. This increase was partially offset by a decrease of $2.7 million in interest income of mortgage-backed and investment securities as Doral sold a significant amount of available for sale mortgage-backed securities during 2011 as the balance sheet was strategically reduced or the securities were replaced over time with increased commercial loans. The average balance of mortgage-backed and investment securities decreased $130.9 million since September 30, 2011.

Total interest expense for the quarter ended September 30, 2012 totaled $36.1 million, compared to $41.9 million for the corresponding 2011 period, a decrease of $5.7 million. The decrease in total interest expense for the third quarter of 2012, compared to the corresponding period in 2011, was the result of a decrease of $4.8 million in interest expense on deposits as Doral replaced longer term high cost deposits by renewing for like terms at lower rates, and also due to Doral’s aggressive lowering of deposit rates in 2012 and 2011. There was also a $2.2 million decrease in interest expense on advances from FHLB as the average balance of advances from FHLB declined $127.9 million. These decreases were partially offset by an increase of $1.7 million in interest expense on notes payable related to debt issued under the CLOs. Average interest-bearing liabilities increased $291.6 million, from $6.7 billion for the third quarter of 2011 to $6.9 billion for the corresponding 2012 period.

Nine Month Period ended September 30, 2012 vs. Nine Month Period ended September 30, 2011 – Total interest income for the nine months ended September 30, 2012 totaled $274.2 million, compared to $275.2 million for the corresponding 2011 period, a decrease of $1.0 million. The decrease in total interest income for the nine months ended September 30, 2012, compared to the corresponding period in 2011, was the result of a decrease of $15.8 million in interest income on mortgage-backed and investment securities related to the strategic de-levering of the bank to reduce future interest income sensitivity partially offset by an increase of $15.4 million in interest income of loans related to the growth of the U.S. commercial loan portfolio. Average interest-earnings assets decreased $171.4 million, from $7.6 billion for the nine month period ended September 30, 2011 to $7.5 billion for the corresponding 2012 period.

Total interest expense for the nine months ended September 30, 2012 totaled $112.4 million, compared to $138.3 million for the corresponding 2011 period, a decrease of $26.0 million. The decrease in total interest expense for the nine months ended 2012, compared to the corresponding period in 2011, was the result of a decrease of $20.9 million in interest expense of deposits as the brokered deposits portfolio continued to decrease and a decrease of $10.1 million in interest expense related to securities sold under agreements to repurchase due to the strategic restructuring of Doral’s FHLB borrowings during 2011 to increase term maturity and reduce rates. These decreases were partially offset by an increase of $2.4 million in interest expense on advances from FHLB as Doral restructured its liabilities and an increase of $2.7 million in interest expense on notes payable related to debt issued under the CLOs. Average interest-bearing liabilities decreased $108.5 million, from $6.9 billion for the nine month period ended September 30, 2011 to $6.8 billion for the corresponding 2012 period.

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

Table B

Average Balance Sheet and Summary of Net Interest Income

	Quarters ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential(1)	$3,610,711	$46,858	5.16%	$3,838,336	$48,584	5.02%
Consumer	28,578	1,582	22.02%	46,337	1,779	15.23%

	3,639,289	48,440	5.30%	3,884,673	50,363	5.14%

Commercial:
Commercial real estate	1,063,773	14,157	5.29%	741,329	13,178	7.05%
Commercial and industrial	1,565,772	20,614	5.24%	1,108,469	15,995	5.72%
Construction and land	267,601	3,439	5.11%	302,304	2,426	3.18%

Total loans(2)	6,536,435	86,650	5.27%	6,036,775	81,962	5.39%
Mortgage-backed and investment securities	588,456	2,747	1.86%	719,370	5,457	3.01%
Interest-only strips	43,335	1,457	13.38%	44,986	1,533	13.52%
Other interest-earning assets	444,188	865	0.77%	572,409	1,157	0.80%

Total interest-earning assets/interest income	7,612,414	$91,719	4.79%	7,373,540	$90,109	4.85%

Total non-interest-earning assets	781,289			711,209

Total assets	$8,393,703			$8,084,749

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,172,918	$4,848	0.89%	$1,874,290	$5,962	1.26%
Brokered deposits	2,135,573	10,588	1.97%	2,192,025	14,273	2.58%

Total deposits	4,308,491	15,436	1.43%	4,066,315	20,235	1.97%
Repurchase agreements	349,909	2,398	2.73%	442,300	2,881	2.58%
Advances from FHLB	1,216,712	8,662	2.83%	1,344,629	10,847	3.20%
Loans payable	274,121	1,425	2.07%	292,995	1,423	1.93%
Notes payable	798,406	8,201	4.09%	509,838	6,476	5.04%

Total interest-bearing liabilities/interest expense	6,947,639	$36,122	2.07%	6,656,077	$41,862	2.50%

Non-interest bearing deposits	292,275			287,748
Other non-interest-bearing liabilities	320,823			276,619

Total non-interest-bearing liabilities	613,098			564,367

Total liabilities	7,560,737			7,220,444
Stockholders’ equity	832,966			864,305

Total liabilities and stockholders’ equity	$8,393,703			$8,084,749

Net interest-earning assets	$664,775			$717,463

Net interest income on a non-taxable equivalent basis		$55,597			$48,247

Interest rate spread(3)			2.72%			2.35%
Interest rate margin(4)			2.91%			2.60%
Net interest-earning assets ratio(5)			109.57%			110.78%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $44,000 and $90,000 for the third quarter of 2012 and 2011, respectively, of income from prepayment penalties related to the Company’s loan portfolio.
(3)	Interest rate spreads represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

Table C

Average Balance Sheet and Summary of Net Interest Income

	Nine Month Periods Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest-earning assets:
Loans:
Consumer:
Residential(1)	$3,643,933	$144,456	5.30%	$3,903,148	$157,696	5.40%
Consumer	33,119	4,958	20.00%	50,747	5,397	14.22%

	3,677,052	149,414	5.43%	3,953,895	163,093	5.51%

Commercial:
Commercial real estate	975,786	38,003	5.20%	731,439	28,741	5.25%
Commercial and industrial	1,473,374	62,238	5.64%	915,579	41,482	6.06%
Construction and land	275,099	7,025	3.41%	330,915	7,949	3.21%

Total loans(2)	6,401,311	256,680	5.36%	5,931,828	241,265	5.44%
Mortgage-backed and investment securities	613,132	10,174	2.22%	1,156,600	25,963	3.00%
Interest-only strips	43,193	4,374	13.53%	44,149	4,512	13.66%
Other interest-earning assets	420,949	2,951	0.94%	517,420	3,477	0.90%

Total interest-earning assets/interest income	7,478,585	$274,179	4.90%	7,649,997	$275,217	4.81%

Total non-interest-earning assets	787,099			680,636

Total assets	$8,265,684			$8,330,633

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,079,174	$14,472	0.93%	$1,920,096	$20,713	1.44%
Brokered deposits	2,159,484	34,304	2.12%	2,251,065	48,964	2.91%

Total deposits	4,238,658	48,776	1.54%	4,171,161	69,677	2.24%
Repurchase agreements	411,296	8,097	2.63%	831,212	18,238	2.93%
Advances from FHLB	1,205,937	28,628	3.17%	1,109,541	26,277	3.17%
Loans payable	278,993	4,534	2.17%	297,698	4,463	2.00%
Notes payable	677,832	22,353	4.40%	511,640	19,690	5.15%

Total interest-bearing liabilities/interest expense	6,812,716	$112,388	2.20%	6,921,252	$138,345	2.67%

Non-interest-bearing deposits	290,099			282,216
Other non-interest-bearing liabilities	318,863			262,213

Total non-interest-bearing liabilities	608,962			544,429

Total liabilities	7,421,678			7,465,681
Stockholders’ equity	844,006			864,952

Total liabilities and stockholders’ equity	$8,265,684			$8,330,633

Net interest-earning assets	$665,869			$728,745

Net interest income on a non-taxable equivalent basis		$161,791			$136,872

Interest rate spread(3)			2.70%			2.14%
Interest rate margin(4)			2.89%			2.39%
Net interest-earning assets ratio(5)			109.77%			110.53%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)

Interest income on loans includes $160,000 and $221,000 for the nine month periods ended September 30, 2012 and 2011, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

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

Table D

Net Interest Income Variance Analysis

	Quarter ended September 30,
	2012 Compared to 2011 Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans
Consumer:
Residential	$(3,011)	$1,285	$(1,726)
Consumer	(822)	625	(197)

	(3,833)	1,910	(1,923)

Commercial:
Commercial real estate	4,789	(3,810)	979
Commercial and industrial	6,061	(1,442)	4,619
Construction and land	(305)	1,318	1,013

Total loans	6,712	(2,024)	4,688
Mortgage-backed and investment securities	(874)	(1,836)	(2,710)
Interest-only strips	(59)	(17)	(76)
Other interest-earning assets	(250)	(42)	(292)

Total Interest Income Variance	5,529	(3,919)	1,610

Interest Expense Variance
Deposits
Interest bearing deposits	1,476	(2,590)	(1,114)
Brokered deposits	(93)	(3,592)	(3,685)

Total deposits	1,383	(6,182)	(4,799)
Repurchase agreements	(639)	156	(483)
Advances from FHLB	(986)	(1,199)	(2,185)
Loans payable	(96)	98	2
Notes payable	3,121	(1,396)	1,725

Total Interest Expense Variance	2,783	(8,523)	(5,740)

Net Interest Income Variance	$2,746	$4,604	$7,350

Table E

Net Interest Income Variance Analysis

	Nine months ended September 30,
	2012 Compared to 2011 Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Loans
Consumer:
Residential	$(10,353)	$(2,887)	$(13,240)
Consumer	(2,226)	1,787	(439)

	(12,579)	(1,100)	(13,679)

Commercial:
Commercial real estate	9,538	(276)	9,262
Commercial and industrial	23,805	(3,049)	20,756
Construction and land	(1,398)	474	(924)

Total loans	19,366	(3,951)	15,415
Mortgage-backed and investment securities	(10,165)	(5,624)	(15,789)
Interest-only strips	(96)	(42)	(138)
Other interest-earning assets	(675)	149	(526)

Total Interest Income Variance	8,430	(9,468)	(1,038)

Interest Expense Variance
Deposits
Interest bearing deposits	1,596	(7,837)	(6,241)
Brokered deposits	(1,911)	(12,749)	(14,660)

Total deposits	(315)	(20,586)	(20,901)
Repurchase agreements	(8,432)	(1,709)	(10,141)
Advances from FHLB	2,351	—	2,351
Loans payable	(292)	363	71
Notes payable	5,806	(3,143)	2,663

Total Interest Expense Variance	(882)	(25,075)	(25,957)

Net Interest Income Variance	$9,312	$15,607	$24,919

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management to reflect all losses inherent in the portfolio as of the financial statement date considering Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, individual assessment of significant impaired loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is maintained at a level believed appropriate to provide for inherent probable losses in the loan portfolio, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecast by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect Doral Financial’s net income in future periods.

During the first quarter of 2012, management undertook an effort to review the assumptions and modeling underlying its allowance for loan and lease losses estimate and align the Company’s estimate and calculation with a more conservative estimate on future loan performance reflective of the uncertain current economic and regulatory environments within which Doral operates. The resulting changes in estimates are reflected in the 2012 allowance for loan and lease losses. During the quarter and nine months ended September 30, 2012, Doral recorded a provision for loan and leases losses of $34.4 million and $154.8 million, respectively, and recorded charge-offs totaling $42.1 million and $114.3 million, respectively.

Provisions were made during the quarter ended September 30, 2012 for residential mortgage and commercial real estate loans as described below:

•

Residential Mortgage Loans – The provision for loan and lease losses for the three months ended September 30, 2012 totaled $28.8 million compared to $22.4 million of provision expense for the same period in 2011. The $28.8 million provision in the quarter is a result of valuation adjustments for loans 180 days or more delinquent based upon the receipt of new appraisals ($12.0 million) as Doral worked through the backlog of stale appraisals, an increase in the amount of previously modified loans that defaulted ($6.0 million), and an increase in Doral’s estimate of all TDR loans that will re-default prior to pay off by 4% to 35% ($4.4 million). In addition, during the third quarter of 2012, management recorded a one-time charge of $7.0 million to reflect the estimated future performance of certain loans modified between September 2010 and March 2011. Management believes that certain loans modified during this period have had performance dissimilar from other periods of modified loans.

•

Commercial Real Estate Loans – The provision for loan and lease losses for the quarter ended September 30, 2012 totaled $3.4 million, compared to $6.7 million of provision expense for the same period in 2011 as fewer adjustments are needed as loan performance has stabilized and newer appraisals are reflecting more stable market values.

•

Commercial and Industrial Loans – The provision for loan and lease losses for the quarter ended September 30, 2012 totaled $3.9 million, compared to $2.1 million of provision expense for the same period in 2011 as a result of the growth in the U.S commercial loan portfolio during the period.

Significant provisions were recorded during the nine months ended September 30, 2012 for residential mortgage loans, construction and land loans, and commercial real estate, as discussed below:

•

Residential Mortgage Loans – During the nine months ended September 30, 2012, the provision for loan and lease losses totaled $100.3 million, compared to $28.5 million during the same period in 2011. The 2012 provision consisted of $39.1 million from new and longer term delinquencies and other performance factors, and $61.2 million from adopting a more conservative outlook reflective of the uncertain current economic and regulatory environments. Specifically during the first quarter of 2012, the provision for loan and lease losses included $9.9 million from Doral increasing its estimate of delinquent residential mortgage loans moving to recovery through foreclosure or short sale; $8.9 million related to adjusted factors considered in estimating expected loss; $7.7 million related to increasing the estimate of cumulative re-defaults of modified loans; $2.7 million related to decreasing the estimated rate at which modified loans will be expected to perform in the future and; $3.0 million related to increasing the probability of a performing loan defaulting. Also, Doral charged-off the full principal balance of all loans 5 years or more past due, rather than charging the balance down to the estimated net realizable value, which resulted in a provision of $22.6 million.

•

Construction and Land Loans – The provision for loan and lease losses during 2012 totaled $23.8 million, compared to $19.2 million during the same period in 2011. The provision includes $19.4 million in adjustments to reflect new valuations received during 2012, provisions from adopting new valuations of specific properties and recoverability of certain claims, and other estimates of declines in collateral value. In addition, Doral provided $4.4 million to consider new delinquent loans and adjustments to estimated default rates and severities.

•

Commercial Real Estate Loans – The provision for loan and lease losses during the 2012 totaled $26.8 million, compared to $5.4 million during the same period in 2011. The provision includes $20.4 million in adjustments to reflect new valuations received in 2012, provisions from adopting new views of specific properties and recoverability of certain claims, and other estimates of declines in collateral value. In addition, Doral provided $6.4 million to consider new and deteriorating delinquent loans and adjustments to estimated default rates and severities.

Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and NPAs and related ratios.

Table F

NON-INTEREST INCOME

	Quarters ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	Variance	2012	2011	Variance
Net credit related other-than-temporary impairment losses	$—	$(3,161)	$3,161	$(6,396)	$(3,247)	$(3,149)
Net gain on loans securitized and sold and capitalization of mortgage servicing	14,676	11,200	3,476	30,698	25,768	4,930
Mortgage loan servicing income (net of mark-to-market adjustments):
Servicing fees	6,466	6,757	(291)	19,511	20,592	(1,081)
Late charges	1,733	1,999	(266)	5,549	5,519	30
Prepayment penalties	(98)	19	(117)	7	810	(803)
Other servicing fees	302	269	33	744	725	19
Loss on serial notes and repurchased loans	(1,628)	(2,414)	786	(3,902)	(4,375)	473
Mark-to-market adjustment of servicing assets	(8,616)	(5,768)	(2,848)	(17,314)	(8,967)	(8,347)

Total mortgage loan servicing (loss) income (net of mark-to-market adjustments)	(1,841)	862	(2,703)	4,595	14,304	(9,709)
Net (loss) gain on trading assets and derivatives:
Gain on IO valuation	1,564	3,415	(1,851)	3,814	7,043	(3,229)
Gain on MSR economic hedge	207	1,174	(967)	637	1,233	(596)
Loss on hedging derivatives	(4,787)	(2,692)	(2,095)	(6,932)	(4,093)	(2,839)

Net (loss) gain on trading assets and derivatives	(3,016)	1,897	(4,913)	(2,481)	4,183	(6,664)
Commissions, fees and other income:
Retail banking fees	6,634	6,571	63	19,302	20,644	(1,342)
Insurance agency commissions	3,029	2,504	525	8,386	7,165	1,221
Other income	280	653	(373)	1,022	4,073	(3,051)

Total commissions, fees and other income	9,943	9,728	215	28,710	31,882	(3,172)
Net loss on early repayment of debt	(1,186)	—	(1,186)	(1,186)	(3,068)	1,882
Net gain on sale of investment securities available for sale	2,041	8,945	(6,904)	4,127	26,607	(22,480)

Total non-interest income	$20,617	$29,471	$(8,854)	$58,067	$96,429	$(38,362)

Third Quarter 2012 vs. Third Quarter 2011 – Non-interest income of $20.6 million for the third quarter of 2012 decreased by $8.9 million compared to the third quarter of 2011, primarily due to the following:

•

A $6.9 million reduction in net gain on sale of investment securities available for sale related to the sale of mortgage-backed securities of $452.2 million and realizing a net gain on sale of investment securities of $8.9 million in the third quarter of 2011, compared to the sale of $152.2 million of mortgage-backed securities in the third quarter of 2011 which resulted in a net gain of $2.0 million. These transactions are a result of the Company’s deleveraging of the balance sheet.

•	Servicing income decreased $2.7 million as a result of a market valuation decrease of $2.8 million.

•

A reduction of $4.9 million in net gain on trading assets and derivatives is driven by lower gains on the IO valuation of $1.9 million and on the MSR economic hedge of $1.0 million, respectively, and a loss on hedging derivatives of $2.1 million as the loss of hedging activities increased to $4.8 million compared to $2.7 million in 2011. The lower gain on the IO valuation was due to the decrease in the underlying portfolio as well as lower short term rates. The loss on the hedging derivative increased due to several factors including an increase in the notional amount of the forward contracts used to hedge the Company’s warehouse line from $41 million to $100 million at September 30, 2011 and 2012, respectively, and the historically low interest rates experienced during 2012 which generated increased economic losses in the hedge position.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 – Non-interest income of $58.1 million for the nine months ended September 30, 2012 decreased by $38.4 million over the nine months ended September 30, 2011, primarily due to the following:

•

A reduction of $6.7 million on net (loss) gain on trading assets and derivatives driven by lower gains on the IO valuation of $3.2 million and an increase in losses on hedging derivatives of $2.8 million.

•

A reduction of $22.5 million in the net gain on sale of securities available for sale between the nine month periods ended September 30, 2012 and 2011 related to the Company’s deleveraging of the balance sheet in 2011.

•

A $9.7 million decrease in mortgage loan servicing income (net of mark-to-market adjustments) due primarily to a decrease of $8.3 million related to market valuation and a $1.1 million decrease in servicing income.

•

An increase of $3.1 million in the net credit-related OTTI, as the Company recorded $6.4 million in net losses with the sale of certain mortgage backed and other debt securities during the first quarter of 2012. As of September 30, 2011, the Company recorded OTTI losses related to the impairment of Doral’s residual interest retained in a residential mortgage loan securitization that was completed during 2006.

Table G

NON-INTEREST EXPENSE

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Compensation and benefits	$18,704	$16,992	$1,712	$55,541	$56,367	$(826)
Professional services	12,045	10,373	1,672	34,974	27,786	7,188
Occupancy expenses	5,658	4,802	856	15,046	13,464	1,582
Communication expenses	3,297	3,824	(527)	10,433	11,463	(1,030)
FDIC insurance expense	4,745	3,296	1,449	12,110	11,449	661
Depreciation and amortization	3,269	3,293	(24)	10,160	9,959	201
Taxes, other than payroll and income taxes	2,323	3,168	(845)	7,554	8,967	(1,413)
Electronic data processing expenses	4,489	2,972	1,517	11,911	9,271	2,640
Corporate insurance	1,583	1,235	348	4,760	4,295	465
Advertising	1,961	1,097	864	5,128	3,843	1,285
Office expenses	1,389	1,075	314	4,444	3,107	1,337
Other	3,503	4,086	(583)	9,937	10,996	(1,059)

	62,966	56,213	6,753	181,998	170,967	11,031

Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	3,570	4,735	(1,165)	9,810	9,859	(49)
Other real estate owned expenses	7,262	2,888	4,374	16,091	6,911	9,180

	10,832	7,623	3,209	25,901	16,770	9,131

Total non-interest expense	$73,798	$63,836	$9,962	$207,899	$187,737	$20,162

Third Quarter 2012 vs. Third Quarter 2011 – Non-interest expense of $73.8 million for the third quarter of 2012 increased by $10.0 million compared to the third quarter of 2011. Significant variances in non-interest expense for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 were as follows:

•

Compensation and benefits increased $1.7 million due to: (i) increase of approximately of $2.7 million in additional headcount related to growth in U.S. operations and growth in Puerto Rico collection and workout efforts; (ii) recognition of approximately $1.3 million in stock based compensation related to certain stock incentive bonuses and tax benefits thereon; (iii) an increase of approximately of $0.4 in incentive compensation and; (iv) an increase of $0.2 million in severance payments. The increase in compensation and benefits was partially offset by: (i) a decrease of approximately $1.9 million in deferred loan origination costs resulting from higher loan originations in Puerto Rico and in the U.S. and; (ii) a decrease of approximately $1.0 in retention bonuses.

•

Professional services increased $1.7 million due to: (i) an increase of approximately $0.9 million in outsourcing of certain operations, (ii) approximately $1.1 million in non-recurring professional service expenses incurred to perform certain reviews under the supervision of the Company’s Board of Directors, (iii) a decrease of $0.3 million in security and transportation for the Company’s senior management.

•	FDIC insurance expense increased $1.4 million due to an increase in the amount of insured deposits and a change in the assessment rating.

•	Electronic data processing expenses increased $1.5 million due to the outsourcing of the retail banking core application processes and technology optimization.

•	Other real estate owned expenses increased $4.4 million mainly due to valuation adjustments based upon recent appraisals on the OREO portfolio.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 – Non-interest expense of $207.9 million for the nine months ended September 30, 2012 increased $20.2 million compared to $187.7 million for the same period in 2011. Significant variances in non-interest expense were as follows:

•

Professional services increased $7.2 million mainly due to: (i) an increase of approximately $1.7 million in outsourcing of certain operations; (ii) approximately $2.6 million in non-recurring professional service expenses incurred to perform certain reviews under the supervision of the Company’s Board of Directors; (iii) an increase of $2.5 million in legal expenses related to commercial loans workout and; (iv) an increase of $0.4 million in recruitment expenses.

•	Occupancy expenses increased $1.6 million related to new lease contracts for the Company’s U.S. operations growth.

•	Electronic data processing increased $2.6 million due to the outsourcing of the retail banking core application processes and technology optimization.

•	Advertising expenses increased $1.3 million due to the mortgage and retail banking campaign to increase market share through product awareness and community reach initiatives.

•	Other real estate owned expenses increased $9.2 million, mainly due to valuation adjustments based on recent appraisals on the OREO portfolio.

INCOME TAXES

On January 31, 2011, the Governor of Puerto Rico signed into law the 2011 Code. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30% for years commenced after December 31, 2010 and ending before January 1, 2014. Notwithstanding the foregoing, a corporation may elect to remain subject to the 1994 Code for 2011 and the next four succeeding years, if it so elects by the time it files its income tax return for 2011.

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

For the quarter ended September 30, 2012, Doral Financial recognized income tax expense of $0.5 million and a tax benefit of $111.3 million for the nine month period ended September 30, 2012, compared to an income tax expense of $2.3 million and $10.3 million for the comparable periods in 2011. The components of income tax expense are summarized below:

Table H

Income Tax Expense (Benefit)

	Quarters Ended September 30,		Nine months period ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Current income tax expense - United States	$1,237	$2,489	$5,208	$7,964
Deferred income tax (benefit) expense:
Puerto Rico	676	577	(113,541)	3,697
United States	(1,364)	(727)	(2,957)	(1,354)

Total deferred income tax (benefit) expense	(688)	(150)	(116,498)	2,343

Total income tax expense (benefit)	$549	$2,339	$(111,290)	$10,307

The current income tax expense of $1.2 million and $5.2 million, for the quarter and nine month periods ended September 30, 2012, respectively, is related to growth of the U.S. operations, an increase in the reserve for uncertain income tax positions, and the branch-level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax benefit of $0.7 million for the quarter ended September 30, 2012 was related to growth in operations in the US. The deferred income tax benefit of $116.5 million for the nine month period ended September 30, 2012 resulted mainly from the $112.0 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a new Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax.

Refer to Note 21 of the accompanying consolidated financial statements for additional information related to the Company’s income taxes.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $45.0 million and $101.9 million for the quarter and nine months ended September 30, 2012, respectively, compared to $21.0 million and $51.0 million for the corresponding 2011 periods, respectively.

The following tables set forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table I

Loan Production

	Quarters ended September 30,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	Total

FHA/VA mortgage loans	$162,251	$—	$162,251	$56,497	$—	$56,497
Conventional conforming mortgage loans	75,411	—	75,411	60,778	—	60,778
Conventional non-conforming mortgage loans	16,592	—	16,592	16,846	—	16,846
Construction development loans	—	24,359	24,359	—	22,860	22,860
Disbursement under existing construction development loans	15,068	3,618	18,686	2,901	4,658	7,559
Commercial real estate	—	219,151	219,151	—	49,854	49,854
Commercial and industrial(1)	111,057	143,398	254,455	—	230,952	230,952
Consumer loans(1)	146	27	173	204	18	222

Total loan production	$380,525	$390,553	$771,078	$137,226	$308,342	$445,568

Table J

Loan Production

	Nine months ended September 30,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	Total

FHA/VA mortgage loans	$317,100	$—	$317,100	$156,622	$—	$156,622
Conventional conforming mortgage loans	239,488	—	239,488	138,477	—	138,477
Conventional non-conforming mortgage loans	48,907	1,050	49,957	85,402	2,323	87,725
Construction development loans	—	39,933	39,933	—	26,460	26,460
Disbursement under existing construction development loans	21,812	5,339	27,151	6,429	6,614	13,043
Commercial real estate	8,298	455,882	464,180	4,972	112,028	117,000
Commercial and Industrial(1)	111,107	526,694	637,801	1,405	718,032	719,437
Consumer loans(1)	626	27	653	1,521	27	1,548

Total loan production	$747,338	$1,028,925	$1,776,263	$394,828	$865,484	$1,260,312

(1)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

Loan production increased $325.5 million, or 73.1%, in the third quarter of 2012, and $516.0 million, or 40.9%, for the nine months ended September 30, 2012, when compared to the corresponding 2011 periods. For the quarter ended September 30, 2012, the higher volume was mainly driven by a net increase of $120.1 million in conventional mortgage and FHA/VA loans in Puerto Rico, an increase of $169.3 million in commercial real estate loans principally originated by the U.S. lending unit and an increase of $23.5 million in commercial and industrial loans. For the nine months ended September 30, 2012, the higher volume was related to a net increase of $223.7 million in conventional mortgage and FHA/VA loans in Puerto Rico, an increase of $347.2 million in commercial real estate principally originated by the U.S. lending unit that were partially offset by a decrease of $81.6 million in commercial and industrial loans.

Doral’s loan production for the quarter and nine months ended September 30, 2012 includes $107.9 million and $400.8 million, respectively, of interests in loans acquired from the lead financial institutions through syndications.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the nine months ended September 30, 2012 and 2011 refinancing transactions represented approximately 81% and 66%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table K

Loans Serviced For Third Parties

	As of September 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2012	2011
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,581,052	$2,494,112
FHLMC/FNMA	2,605,525	2,709,159
Other conventional mortgage loans(1)(2)	2,479,283	2,758,503

Total portfolio serviced for third parties	$7,665,860	$7,961,774

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$7,898,328	$8,208,060
Additions to servicing portfolio	534,431	402,164
Servicing released due to repurchases	(48,344)	(39,864)
MSRs sales	—	—
Run-off (3)	(718,555)	(608,586)

Ending servicing portfolio	$7,665,860	$7,961,774

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	93,013	96,062
Weighted-average interest rate	5.87%	6.09%
Weighted-average remaining maturity (months)	235	237
Weighted-average gross servicing fee rate	0.40%	0.41%
Average servicing portfolio(4)	$7,769,833	$8,087,537
Principal prepayments	$468,730	$310,920
Constant prepayment rate	7.44%	4.88%
Average size of loans	$82,417	$82,882
Servicing assets, net	$104,036	$112,704
Mortgage-servicing advances(5)	$69,168	$57,190

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.45%	2.57%
90 days or more past due	4.56%	5.59%

Total delinquencies excluding foreclosures	7.01%	8.16%

Foreclosures pending	5.19%	4.01%

(1)	Excludes $3.9 billion and $4.3 billion of mortgage loans owned by Doral Financial at September 30, 2012 and 2011, respectively.
(2)	Includes portfolios of $94.6 million and $116.0 million at September 30, 2012 and 2011, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.
(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $4.0 billion and $4.5 billion at September 30, 2012 and 2011, respectively.
(5)	Includes reserves for possible losses on principal and interest advances of $12.5 million and $11.6 million at September 30, 2012 and 2011, respectively.

Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one to four individuals) family residences located in Puerto Rico. At September 30, 2012 and 2011, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $468.7 million and $310.9 million for the nine month periods ended September 30, 2012 and 2011, respectively. Total delinquencies excluding foreclosures decreased from 8.16% to 7.01% from September 30, 2011 to September 30, 2012. The pending foreclosures increased from 4.01% to 5.19% from September 30, 2011 to September 30, 2012. The Company does not expect significant losses related to these delinquencies since it has a reserve for losses for loans under recourse agreements. Additionally, the Company has not experienced significant losses in the past related to its non-recourse portfolio.

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

Liquidity of the Holding Company

The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations and the operating expenses. The holding company does not fund any lending activities. Beyond the amount of unencumbered liquid assets at the holding company, the principal sources of funds for the holding company are principal and interest payments on the portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank and Doral Insurance Agency. The existing written agreement with the Federal Reserve Bank of New York applicable to the holding company and the consent order with the FDIC, applicable to Doral Bank, require prior regulatory approval for the payment of any dividends from Doral Bank to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.

Liquidity is managed at the holding company level that owns the banking and non-banking subsidiaries and at the level of the banking and non-banking subsidiaries.

During the third quarter of 2012, the Company’s actual operating expenses totaled $73.8 million. During the next twelve months, the Company will have to repay approximately $609.1 million (including a callable repurchase agreement of $100.0 million) in borrowings. The Company anticipates that financing will continue to be available from its deleverage of the investment securities portfolio, the deposit customer base, deposits acquired in the market (brokered deposits), collateralized borrowings from the FHLB, collateralized loan obligations, and other sales or securitizations of certain assets. The Company believes that its cash and other current assets, its cash generated from operations, as well as its access to financing sources, is sufficient to meet its operating needs for the next twelve months.

In summary, the Company finances its activities through its cash on hand, securities available for sale, borrowings and cash generated from operating activities. The Company’s primary cash outflows include payment of interest on its deposits and obligations, operating expenses, and repayment of borrowings. At September 30, 2012, the Company had unrestricted cash and securities available for sale totaling $507.8 million and generated $307.4 million of cash from operations in the first nine months of 2012 (excluding financing and investing activities).

During 2009, the Company announced that, in order to preserve capital the Board of Directors approved the suspension of the payment of dividends on all of its outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends is effective and commenced with the dividends for the month of April 2009 for Doral Financial’s noncumulative preferred stock and the dividends for the second quarter of 2009 for Doral Financial’s cumulative preferred stock. In addition, Doral Financial has not paid dividends on the Company’s common stock since April 2006.

The following items have impacted the Company’s liquidity, funding activities and strategies during 2012 and 2011:

•	changes in short-term borrowings and deposits in the normal course of business;

•	changes in interest rates on short-term and long-term deposits and other funding alternatives;

•	strategic decision to de-lever the Bank;

•	implementation by the FDIC of limitations on the use of brokered deposits as a result of the consent order with the FDIC;

•	repayment of certain long-term callable certificate of deposits;

•	sales of investment securities;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010-2012;

•	repurchases of GNMA defaulted loans; and

•	rollover of brokered deposit limitations imposed by the FDIC.

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying consolidated financial statements for further information.

Liquidity of the Banking Subsidiary

Doral Financial’s liquidity and capital position at the holding company differs from the liquidity and capital position of the Company’s banking subsidiary. Doral Financial’s banking subsidiary relies primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities and other borrowings. In periods prior to September 30, 2012, the banking subsidiary has used as its primary source of liquidity term deposits, advances from the FHLB and auction term funds to depository institutions granted by the Federal Reserve under Term Auction Facility (“TAF”). The banking subsidiary has significant investments in loans and investment securities which, together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from customers. To date, these sources of liquidity for Doral Financial’s banking subsidiary have not been materially adversely impacted by the current challenging liquidity conditions in the U.S. mortgage and credit markets or regulatory established limits.

Cash Sources and Uses

Doral Financial’s sources of cash as of September 30, 2012 include retail and commercial deposits, borrowings under advances from FHLB, borrowings from the Federal Reserve, repurchase financing agreements, principal repayments and sales of loans and investment securities.

Management does not contemplate material uncertainties in the rollover of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. However, on a quarterly basis, as required under the consent order with the FDIC, Doral must request authorization from the FDIC to replace a percentage of maturing brokered certificates of deposit. In addition, the Company’s banking subsidiary maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve, and has a considerable amount of collateral that can be used to raise funds under these facilities.

Doral Financial’s uses of cash as of September 30, 2012 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged declines due to decreases in collateral values caused by changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowing and the related average interest rates as of September 30, 2012 and December 31, 2011:

Table L

Sources of Borrowings

	As of September 30, 2012		As of December 31, 2011
(Dollars in thousands)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Deposits	$4,614,438	1.40%	$4,394,716	1.59%
Securities sold under agreements to repurchase	297,300	2.80%	442,300	2.55%
Advances from FHLB	1,251,377	2.89%	1,241,583	3.23%
Loans payable	271,748	2.12%	285,905	2.13%
Notes payable	797,449	3.63%	506,766	4.73%

As of September 30, 2012, Doral Financial’s banking subsidiary held approximately $4.3 billion in interest-bearing deposits at a weighted-average interest rate of 1.50%. For additional information on the Company’s sources of borrowings please refer to Notes 16 to 20 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

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

The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:

Table M

Average Deposit Balance

	Nine Months Period Ended September 30, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Certificates of deposit	$793,032	1.33%	$642,222	1.91%
Brokered deposits	2,159,484	2.12%	2,226,827	2.79%
Regular passbook savings	391,412	0.48%	407,516	0.88%
NOW and other transaction accounts	894,730	0.77%	870,373	1.18%

Total interest-bearing	4,238,658	1.54%	4,146,938	2.13%
Non-interest bearing	290,099	—%	284,212	—%

Total deposits	$4,528,757	1.44%	$4,431,150	1.99%

The following table sets forth the maturities of retail and brokered certificates of deposit having principal amounts of $100,000 or more at September 30, 2012:

Table N

Certificates of Deposits Maturities

(Dollars in thousands)	September 30, 2012
Certificates of deposit maturing:
Three months or less	$307,417
Over three through six months	302,283
Over six through twelve months	570,251
Over twelve months	1,318,434

Total	$2,498,385

The deposits amount in Table L includes $1.9 billion in brokered deposits as of September 30, 2012, issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of September 30, 2012 and December 31, 2011, Doral Financial’s banking subsidiary had approximately $2.1 billion and $2.2 billion, respectively, in brokered deposits. Brokered deposits are used by the Company´s banking subsidiary as a source of long-term funds, and Doral Financial’s banking subsidiary has traditionally been able to replace maturing brokered deposits. Brokered deposits, however, are generally considered a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits. In addition, as discussed above, Doral requires the FDIC’s approval to accept, renew or rollover brokered deposits pursuant to the FDICs consent order.

The Company’s banking subsidiary, as member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of September 30, 2012, Doral Financial’s banking subsidiary had $1.3 billion in outstanding advances from FHLB at a weighted-average interest rate cost of 2.89%. Refer to Note 18 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.

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

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding the advances during the time the advance is outstanding. For the nine month period ended September 30, 2012, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $75.5 million, compared to $66.8 million for the corresponding 2011 period. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans was $94.6 million and $109.8 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $13.9 million and $15.7 million, respectively.

When the Company sells mortgage loans to third parties (which serve as a source of cash) it also generally makes customary representations and warranties regarding the characteristics of the loans sold. Investors are generally entitled to require the Company to repurchase such loans to the extent the loans do not meet specified characteristics.

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

In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require the Company to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of September 30, 2012, the Company’s maximum recourse exposure with FNMA totaled $402.1 million and required the posting of a minimum of $45.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Please refer to Note 23 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.

Under the Company’s repurchase agreements and derivative contracts, the Company is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates or other market conditions, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

ASSETS AND LIABILITIES

Doral Financial’s total assets were $8.4 billion at September 30, 2012, compared to $8.0 billion at December 31, 2011, an increase of $395.4 million or 5.0%. This increase was due to increases in net loans of $326.3 million and the establishment of prepaid income tax and release of related deferred tax asset valuation of $123.7 million and mortgage servicing advances of $7.4 million, partially offset by decreases in cash and restricted cash of $7.7 million, total investment securities of $20.7 million, servicing asset of $8.3 million, and other assets of $12.3 million. The increase in loans was driven by growth in commercial real estate and commercial and industrial loans of $319.0 million and $236.3 million, respectively primarily in the U.S. as part of the Company’s strategy to grow its operations in the U.S. This growth was partially offset by a decrease in the mortgage loan portfolio of $106.0 million, a decrease in the consumer loan portfolio of $11.6 million, a decrease of $77.6 million in total commercial loans in the Puerto Rico portfolio and an increase in the ALLL of $43.2 million. Cash inflows generated from growth in deposits and from the CLO transaction in the second quarter of 2012 were used to fund the growth in loans. Prepaid taxes increased $226.4 million and the DTA decreased $102.7 million mostly as a result of the de-recognition of a DTA that was recorded as a receivable from the Commonwealth of Puerto Rico and the release of the valuation allowance associated to the derecognized DTA. The decrease in total cash of $7.7 million was due to the use of approximately $158.2 million of money market deposits that were pledged as collateral to securities sold under agreements to repurchase to acquire securities that were pledged, partially offset by increases in cash associated with the CLO transaction and increases in deposits.

Total liabilities were $7.6 billion at September 30, 2012, compared to $7.1 billion at December 31, 2011. The $0.4 billion increase in total liabilities as of September 30, 2012, when compared to December 31, 2011, was largely due to increases of $290.7 million in notes payable, $219.7 million in deposits, $53.1 million in accrued expenses and other liabilities and $9.8 million in advances from the FHLB, partially offset by a decrease of $145.0 million in securities sold under agreements to repurchase and $14.2 million in loans payable. The increase in notes payable is due to the issuance of $331.0 million in notes as Doral Money, through Doral CLO II, Ltd., entered into a collateralized loan obligation arrangement with a third party, partially offset by the maturity and pay-off of $30.0 million in notes that matured on April 26, 2012. Total deposits increased as the Company grew its retail deposits base by $296.4 million, which is attributable to the continued growth of the U.S. customer base in Florida and New York, partially offset by a $76.7 million decrease in brokered deposits. The increase in accrued expenses and other liabilities is mainly due to GNMA defaulted loans over 90 days delinquent which increased by $31.1 million, VISA settlements account which increased by $6.6 million, accrued expenses which increased by $6.0 million, accounts payable which increased by $10.4 million and accrued interest payable which increased by $3.9 million.

CAPITAL

Doral Financial reported total equity of $811.0 million at September 30, 2012, compared to $840.2 million at December 31, 2011. The Company reported accumulated other comprehensive income (net of tax) of $4.4 million as of September 30, 2012, compared to other comprehensive loss (net of tax) of $1.2 million as of December 31, 2011.

Regulatory Capital Ratios

As of September 30, 2012, Doral Bank was in compliance with all the applicable regulatory capital requirements as a state non-member bank (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial is subject to a consent order pursuant to which it submitted a capital plan in which it has agreed to maintain capital ratios in excess of the prompt corrective action well capitalized floors at both the holding company and Doral Bank level.

Set forth below are Doral Financial’s and Doral Bank’s regulatory capital ratios as of September 30, 2012 and December 31, 2011, based on existing Federal Reserve and FDIC guidelines.

Table O

Regulatory Capital Ratios

	As of September 30, 2012		As of December 31, 2011
	Doral Financial	Doral Bank	Doral Financial	Doral Bank

Total Capital Ratio (Total capital to risk-weighted assets)	13.3%	12.8%	13.4%	14.3%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	11.9%	11.5%	12.2%	13.0%
Tier 1 Leverage Ratio(1)	9.3%	8.2%	9.1%	8.6%

(1)	Tier 1 capital to average assets

As of September 30, 2012, Doral Financial exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action plan regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition, Doral exceeded the capital ratios set forth as appropriate for Doral Bank by the FDIC in its consent order. The thresholds for a well-capitalized institution as prescribed by the FDIC’s regulation are, a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and the institution must not be subject to any written agreement or directive to meet a higher specific capital ratio. The consent order requires Doral Bank to maintain a Tier 1 Capital Ratio of 8%, a Tier 1 Risk-Based Capital Ratio of at least 10%, and a Total Risk-Based Capital Ratio of at least 12%.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on the Company.

On August 8, 2012, Doral Bank entered into a consent order with the FDIC and the Puerto Rico Commissioner of Financial Institutions. On September 11, 2012, Doral Financial entered into a written agreement with the Federal Reserve Bank of New York which replaces and supersedes the existing Cease and Desist Order entered into by the Company with the Board of Governors of the Federal Reserve System (“Board of Governors”) on March 17, 2006. For a description of this consent order and this written agreement, refer to Part II, Item 1. Legal Proceedings, included in this Current Report on Form 10-Q.

Housing and Urban Development Requirements

The Company’s mortgage operation is a U.S. Department of Housing and Urban Development approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirements are tied to the size of the Company’s servicing portfolio and range up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio. Non-compliance with these requirements could result in actions from the regulatory agencies such as monetary penalties and the suspension of the license to originate loans, among others.

As of September 30, 2012 and December 31, 2011, Doral Mortgage maintained $29.1 million and $31.0 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

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

Approximately 7.3% and 8.0% of the Company total assets at September 30, 2012 and December 31, 2011, respectively, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented approximately 30.1% and 31.2% of these financial instruments at September 30, 2012 and December 31, 2011, respectively. The fair values of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.

Refer to Note 26 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact on earnings.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties and in certain circumstances, such as in the event of early or first payment default, regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the nine month periods ended September 30, 2012 and 2011, repurchases amounted to approximately $6.6 million and $5.4 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of September 30, 2012 and December 31, 2011, the outstanding principal balance of such delinquent loans amounted to $94.6 million and $109.8 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as when the unpaid principal balance of the mortgage loans fall below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reach a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2012 and December 31, 2011, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $550.6 million and $687.5 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $493.0 million and $619.7 million, respectively. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s consolidated Statement of Condition, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities” in the Company’s consolidated financial statements. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults. For the quarter and nine months ended September 30, 2012, the Company repurchased at fair value $1.9 million and $8.1 million of loans, respectively, pursuant to recourse provisions, compared to $4.5 million and $10.3 million, respectively, for the corresponding periods of 2011. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

Doral Financial’s reserves for its exposure to recourse totaled $8.5 million and $11.0 million as of September 30, 2012 and December 31, 2011, respectively, and the reserve for other credit-enhanced transactions explained above amounted to $7.7 million and $7.9 million as of September 30, 2012 and December 31, 2011, respectively. For additional information regarding the recourse liability activity, refer to Note 22, in the accompanying consolidated financial statements.

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

A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with a third party. The amount of the letter of credit represents the maximum amount of credit risk in the event of non-performance by these customers. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.

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

Doral Financial’s risk management policies are designed with the goal of maximizing shareholder value with emphasis on stability of net interest income and market value of equity. These policies are also targeted to remain well capitalized, preserve adequate liquidity, and meet various regulatory requirements. The objectives of Doral Financial’s risk management policies are pursued within the limits established by the Board of Directors of the Company. The Board of Directors has delegated the oversight of interest rate and liquidity risks to the Risk Policy Committee.

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

Doral Financial’s Risk Profile

Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors of the Company. Interest rate sensitivity represents the relationship between market interest rates and net interest income due to existing maturity and repricing imbalances between interest-earning assets and interest-bearing liabilities. Interest rate sensitivity is also defined as the relationship between market interest rates and the economic value of equity (also referred to as “MVE”). The interest risk profile of the Company is measured in the context of net interest income, market value of equity, maturity/repricing gaps and effective duration of equity.

The risk profile of the Company is managed by use of natural offsets generated by the different components of the balance sheet as a result of the normal course of business operations and through active hedging activities by means of both on-balance sheet and off-balance sheet transactions (i.e. derivative instruments) to achieve targeted risk levels.

The Company’s interest rate risk exposure may be asymmetric due to the presence of embedded options in products and transactions which allow clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of embedded options include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its option on a structured funding transaction. Assets and liabilities with embedded options are evaluated taking into consideration the presence of options to estimate their economic price elasticity and also the effect of options in assessing maturity/repricing characteristics of the Company’s balance sheet. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of MBS.

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

The tables below present the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases in interest rates, as of September 30, 2012 and December 31, 2011.

Table P

Risk Profile

As of September 30, 2012	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(4.6)%	(2.5)%
- 100 BPS	4.9%	1.2%

As of December 31, 2011	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(4.8)%	(0.1)%
- 100 BPS	6.0%	1.0%

(1)	Based on 12-month forward change in net interest income.

The net interest income (“NII”) sensitivity measure to a 100 basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (0.1)% to (2.5)% when comparing December 31, 2011 to September 30, 2012. The effect is driven mostly due to sale of investment securities and the continuing growth of variable rate commercial loans.

As of September 30, 2012 the MVE showed lower sensitivity to rising interest rates when compared to December 31, 2011. MVE sensitivity to an increase of 100 basis points in market rates changed from (4.8)% to (4.6)%. The Company continues to actively manage the balance sheet mismatches to maintain the interest rate risk profile in line with targets mainly by the use of on-balance sheet strategies. Overall composition of the Company’s balance sheet was relatively stable between reporting periods which is reflected in relatively unchanged sensitivity measures for NII and MVE.

The following table presents the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of September 30, 2012 and December 31, 2011.

Table Q

Investment Portfolio Sensitivity

(In thousands)	September 30, 2012	December 31, 2011
Change in Interest Rates (Basis Points)	Change in Fair Value of Available For Sale Securities	Change in Fair Value of Available For Sale Securities
+100	$(13,826)	$(13,677)
Base	—	—
-100	12,240	13,768

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

Freestanding Derivatives.

Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading assets and derivatives as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $290.0 million and $241.0 million as of September 30, 2012 and December 31, 2011, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.

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

As of September 30, 2012, Doral had entered into several cap agreements with a total notional amount of $165.0 million and maturity dates ranging from October 2012 to November 2012. The strike price ranges between 550 and 650 basis points over the 1-month LIBOR rate.

Doral enters into forward TBA contracts to create an economic hedge on its marketable mortgage inventory and on its MSR. A forward contract is a transaction in which delivery of the underlying instrument is deferred until after the contract has been made. A TBA (to be announced) is a contract used by the Company when selling mortgage backed securities whereby the seller agrees to deliver the securities but does not announce how many securities will actually be delivered. Although the delivery is made in the future, the price is determined on the initial trade date. As of September 30, 2012, the Company had a total notional amount of $25.0 million and $100.0 million on forward contracts hedging its MSR and its marketable mortgage inventory, respectively. As of September 30, 2012, Doral recorded losses of $6.3 million, year to date, on forward contracts.

Derivatives – Hedge Accounting.

Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the hedge accounting guidelines. The notional amount of swaps treated under hedge accounting totaled $50.0 million as of both September 30, 2012 and December 31, 2011.

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite, the effectiveness of the hedging relationship is high. Non-performance by the counterparty exposes Doral Financial to interest rate risk.

As of September 30, 2012, Doral had two interest rate swap agreements with notional amounts totaling $50.0 million, with maturity dates ranging between October 2012 and November 2012. Both swap agreements have a pay-fixed rate of 4.62% and receive floating rates ranging from 2 to 5 basis points over the 1-month LIBOR rate. Both swap agreements are designated as cash flow hedges.

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The credit risk of OTC derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing. As a result of the ratings downgrades affecting Doral Financial, counterparties of derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts, or could require the Company to terminate such agreements.

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

Loans receivable are loans that Doral Financial holds for investment purposes and, therefore, the Company is at risk for credit losses over the term of the loans. Because many of the Company’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed substantially, the Company believes that these conditions will continue to affect its credit quality. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the Company’s exposure to loss upon default. The decline in prices and increase in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. The Company also has a growing portfolio of commercial and construction and land loans, geographically dominated by loans in the New York metropolitan area, and performance of such loans is subject to the strength of New York City and U.S. economies.

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

Doral Financial’s residential mortgage loan portfolio does not include a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the United States. However, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity which may include interest only periods or temporary interest rate reductions. Interest rate reductions below contractual rates were typically limited to twelve months, and interest only periods were generally limited to twenty-four months, on loan modifications executed through 2011. The payments for these loans reset at a new payment amount approximately equal to the former payment amount unless the loan is restructured again or the restructured terms are extended. Beginning in 2012, Doral revised its modification programs to include certain debt-to-income ratios, and terms tailored to the borrowers’ ability to pay, generally by extending terms and reducing interest rates permanently or up to five years before resetting. Residential mortgage loans are generally conventional 30 and 15 year amortizing fixed rate loans at origination, with some loans having a balloon payment. There has been significantly less depreciation in collateral values in residential real estate valued under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio, versus residential real estate valued in excess of $250,000.

The residential mortgage portfolio includes loans that were repurchased pursuant to recourse obligations. Repurchases of delinquent loans from recourse obligations for the quarter and nine months ended September 30, 2012 were $1.9 million and $8.1 million, respectively. In the first quarter of 2012, Doral recorded a release of recourse obligations of $1.0 million due to a reduction of loans subject to recourse with an outstanding principal balance of $65.0 million, which is included within the foreclosure and other credit related expenses in the consolidated statements of operations. When repurchased from recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance.

Historically, Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects and, as a consequence, has credit risk exposure to this sector. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, in the fourth quarter of 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the residential housing construction sector in Puerto Rico has continued contracting during 2012, from $44.5 million as of December 31, 2011, to $40.1 million as of September 30, 2012. Management expects that the amount of construction loans will continue to decrease.

Puerto Rico and the Company have both experienced low levels of new home absorption in the periods of high economic contraction due to the recession in Puerto Rico. As a result, in September 2010, the Governor of Puerto Rico signed into law Act No. 132 of 2010 (“Act No. 132”) which established various housing tax and other incentives to stimulate the sale of new and existing housing units. Act No. 115 of July 5, 2011 amended Act No. 132 to extend the expiration of the housing tax and other incentives from June 30, 2011 to October 31, 2011. Act No. 132 was subsequently amended to extend the expiration of the tax and other incentives until December 31, 2012. The tax and other incentives, which include incentives or reductions relating to capital gains tax, property taxes and property recording fees and stamps, will be in effect through December 31, 2012 and have had a favorable impact on the current economic environment in Puerto Rico.

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

Doral has created a number of loan modification programs, to help borrowers stay in their homes and operate their businesses, which optimize borrower performance and returns to Doral. In these cases, the restructure or loan modification fits the definition of TDR as defined by current accounting guidance. The programs are designed to provide temporary relief and, if necessary, permanent financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term to forty years, deferral of principal payments for a period of time, and reduction of interest rates either permanently or for a period of up to five years. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. Doral makes these programs available only to those borrowers who have defaulted, or are likely to default permanently, on their loan and would lose their homes in foreclosure action absent a lender concession, but who have the demonstrated capacity to either pay a lesser amount or to recover from their temporary difficulties. Doral does move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal and interest.

The following table presents the Company’s loans past due 30-89 days, excluding loans held for sale, for the periods indicated.

Table R

Loans past due 30-89 days

	September 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$135,525	$1,147	$136,672	$125,196	$1,023	$126,219
FHA/VA Loans	4,811	—	4,811	5,703	—	5,703
Other consumer	741	—	741	840	—	840

Total past-due consumer	141,077	1,147	142,224	131,739	1,023	132,762

Commercial
Commercial real estate	51,026	—	51,026	40,321	5,002	45,323
Commercial and industrial	943	551	1,494	390	—	390
Construction and land	5,141	—	5,141	24,863	—	24,863

Total past-due commercial	57,110	551	57,661	65,574	5,002	70,576

Total past-due loans(1)(2)	$198,187	$1,698	$199,885	$197,313	$6,025	$203,338

(1)

In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due, except for residential mortgage loans which are considered 90 days past due when the loan is four payments in arrears.

(2)	As of September 30, 2012, excludes $12.8 million in loans that are past due 30-89 days which are included in the non-performing assets table.

The following table sets forth information with respect to the Company’s loans held for investment that are past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal and still accruing, because they are well-secured and in the process of collection.

Table S

Loans past due 90 days and still accruing

	September 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing
FHA/VA	$7,024	—	$7,024	$9,865	$—	$9,865
Credit cards	209	—	209	256	—	256
Other consumer	1,058	—	1,058	946	—	946

Total consumer loans past due 90 days and still accruing	8,291	—	8,291	11,067	—	11,067

Commercial loans past due 90 days and still accruing
Commercial and industrial	1,332	—	1,332	1,105	—	1,105

Total loans past due 90 days and still accruing	$9,623	$—	$9,623	$12,172	$—	$12,172

The following table sets forth information with respect to Doral’s non-performing loans (excluding loans held for sale), OREO and other NPAs as of the dates indicated:

Table T

Non-Performing Assets

	September 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA(1)
Residential mortgage	$408,673	$91	$408,764	$293,077	$558	$293,635
Other consumer(2)	148	—	148	344	—	344

Total non-performing consumer, excluding FHA/VA	408,821	91	408,912	293,421	558	293,979

Non-performing commercial
Commercial real estate	190,747	646	191,393	168,673	664	169,337
Commercial and industrial	2,510	—	2,510	2,554	—	2,554
Construction and land	102,234	4,382	106,616	93,220	4,589	97,809

Total non-performing commercial	295,491	5,028	300,519	264,447	5,253	269,700

Total non-performing loans, excluding FHA/VA	704,312	5,119	709,431	557,868	5,811	563,679

OREO and repossessed units
Residential mortgage	63,051	—	63,051	60,584	—	60,584
Commercial real estate	22,806	—	22,806	20,589	—	20,589
Construction and land	32,994	550	33,544	39,430	550	39,980
Other	33	—	33	51	—	51

Total OREO and repossessed units	118,884	550	119,434	120,654	550	121,204

Non-performing FHA/VA guaranteed residential(1)(3)	44,005	—	44,005	59,773	—	59,773
Other non-performing assets	—	—	—	5,000	—	5,000

Total non-performing assets(4)	$867,201	$5,669	$872,870	$743,295	$6,361	$749,656

Total NPAs as a percentage of the net loans receivable portfolio, and OREO			14.10%			12.62%

Total NPAs as a percentage of consolidated total assets			10.43%			9.40%

Total NPLs (excluding FHA/VA guaranteed loans) to gross loans receivable (excluding FHA/VA guaranteed loans)			11.53%			9.67%

ALLL to non-performing loans receivable (excluding FHA/VA guaranteed loans)			20.55%			18.20%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.
(2)	Includes delinquency related to personal, revolving lines of credit and other consumer loans.
(3)

FHA/VA loans are considered non-performing loans when the loan is ten payments in arrears since the principal balance of these loans is insured or guaranteed under the applicable FHA/VA program and interest is, in most cases, fully recovered in foreclosure proceedings.

(4)	Excludes FHA and VA claims amounting to $18.1 million and $15.2 million as of September 30, 2012 and December 31, 2011, respectively.

Effective January 1, 2012 Doral changed how it estimates whether a modified loan making regular payments in accordance with the revised loan terms is not performing, with such change in estimate accounted for prospectively. Doral’s non-accrual loans now include loans that are paying but which have been modified to temporarily or permanently reduce the payment amount, and such current monthly payment is 25% or more lower than the payment reduction at reset and the borrower’s debt service to income ratio exceeds 40%, and the property loan-to-value is greater than 80%. In all modifications, Doral requires six months of payments and classification as a performing loan before returning the loan to accrual status. The Company believes loans meeting the defined criteria are at greater risk of not being able to meet their contractual obligations in the future and therefore are reported as non-accrual. Adoption of this means of estimating nonaccrual loans increased reported non-performing loans by $86.7 million as of September 30, 2012. Had loans meeting these criteria been reported as non-performing as of December 31, 2011, non-performing loans would have been $95.4 million higher, largely in the residential mortgage portfolio.

Non-performing loans, excluding FHA/VA loans guaranteed by the U.S. government, as of September 30, 2012 were $709.4 million, an increase of $145.8 million from December 31, 2011. When comparing non-performing loans as of September 30, 2012 to those reported as of December 31, 2011, major fluctuations are mostly a result of loans previously defaulted and modified who have reached their reset date and have not been able to comply with the new reset payment amount.

Charge-offs have had a notable role in the reduction of non-performing loans. Historically, Doral’s charge-off policy has been to reduce the reported balance of a collateral dependent loan (a loan is collateral dependent when the liquidation of collateral is considered the likely source of repayment of a delinquent loan) by a charge to the allowance for loan and lease losses upon receipt of a current market appraised value. However, due to long delays in receiving new market value appraisals of properties in Puerto Rico, Doral implemented a methodology to estimate market values for all properties based upon the changes in market values in new appraisals it has received. During the second quarter of 2011, Doral adopted the practice of charging off the excess of the loan balance before charge-off over the estimated fair value of the property collateralizing the loan considered uncollectible. This new practice also reduces the reported allowance for loan and lease losses and the coverage ratios that exclude the amount previously charged-off. As the back-log of stale appraisals was reduced substantially as of September 30, 2012, this practice no longer has a significant effect on charge-offs.

Non-performing assets, including non-performing loans, increased by $123.2 million, or 16.4%, as of September 30, 2012, compared to December 31, 2011. As described above, $145.8 million of the increase resulted from the adoption of a model for estimating the amount of currently performing loans expected to default in the future. Non-performing FHA/VA guaranteed residential mortgage loans decreased by $15.8 million when compared to December 31, 2011. As of September 30, 2012, Doral reported a total of $408.8 million of non-performing residential mortgage loans excluding FHA/VA guaranteed loans, which represents 12.44% of total residential loans, excluding FHA/VA guaranteed loans, and 54.25% of total non-performing loans, excluding FHA/VA.

The following tables provide the non-performing loans activity by portfolio (considering only loans held for investment) for the periods indicated.

Table U

Non-Performing Loans Activity

	Quarter ended September 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$392,414	$248	$392,662	$191,560	$2,975	$118,247	$312,782	$705,444
Additions	88,850	98	88,948	8,766	510	6,052	15,328	104,276
Repurchases	558	—	558	186	—	—	186	744
Remediated/Cure	(58,010)	(193)	(58,203)	(4,044)	(49)	(339)	(4,432)	(62,635)
Foreclosed	(7,756)	—	(7,756)	(1,186)	—	(64)	(1,250)	(9,006)
Write-downs	(7,292)	(5)	(7,297)	(3,888)	(926)	(17,281)	(22,095)	(29,392)

Balance at end of period	$(408,764)	$148	$408,912	$191,394	$2,510	$106,615	$300,519	$709,431

	Quarter ended September 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$281,134	$699	$281,833	$168,298	$2,731	$109,126	$280,155	$561,988
Additions	72,398	364	72,762	11,495	124	7,274	18,893	91,655
Repurchases	3,753	—	3,753	—	—	—	—	3,753
Remediated/Cure	(48,917)	(200)	(49,117)	(13,522)	(101)	(372)	(13,995)	(63,112)
Foreclosed	(9,961)	—	(9,961)	(1,693)	—	(2,357)	(4,050)	(14,011)
Write-downs	(4,124)	(293)	(4,417)	(1,571)	—	(4,124)	(5,695)	(10,112)

Balance at end of period	$294,283	$570	$294,853	$163,007	$2,754	$109,547	$275,308	$570,161

	Nine months ended September 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$299,011	$352	$299,363	$169,255	$2,836	$98,147	$270,238	$569,601
Additions	340,519	363	340,882	70,350	1,088	39,232	110,670	451,552
Repurchases	3,714	—	3,714	186	—	—	186	3,900
Remediated/Cure	(172,006)	(562)	(172,568)	(28,683)	(319)	(3,030)	(32,032)	(204,600)
Foreclosed	(23,443)	—	(23,443)	(7,979)	(72)	(208)	(8,259)	(31,702)
Write-downs	(39,031)	(5)	(39,036)	(11,735)	(1,023)	(27,526)	(40,284)	(79,320)

Balance at end of period	$408,764	$148	$408,912	$191,394	$2,510	$106,615	$300,519	$709,431

	Nine months ended September 30, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$280,841	$819	$281,660	$193,556	$2,522	$148,737	$344,815	$626,475
Additions	194,885	2,026	196,911	36,797	1,997	11,899	50,693	247,604
Repurchases	6,381	—	6,381	—	—	—	—	6,381
Remediated/Cure	(156,234)	(1,301)	(157,535)	(50,114)	(1,286)	(10,378)	(61,778)	(219,313)
Foreclosed	(21,601)	—	(21,601)	(7,243)	—	(16,264)	(23,507)	(45,108)
Write-downs	(9,989)	(974)	(10,963)	(9,989)	(479)	(24,447)	(34,915)	(45,878)

Balance at end of period	$294,283	$570	$294,853	$163,007	$2,754	$109,547	$275,308	$570,161

Composition of Mortgage Non-Performing Loans

There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio. The following table presents the composition of mortgage non-performing loans according to their actual loan-to-value and whether they are covered by mortgage insurance. For purposes of this disclosure, actual loan to value ratios are calculated based on current unpaid balances and the most recent available assessments of value.

Table V

Composition of mortgage non-performing loans (excluding loans held for sale) as of September 30, 2012.

Collateral Type	Loan To Value	Distribution

FHA/VA loans	n/a	9.7%
Loans with private mortgage insurance	n/a	7.1%
Loans with no mortgage insurance	< 60%	11.2%
	61-80%	27.5%
	81-90%	16.3%
	Over 91%	28.2%

Total loans		100.0%

LTVs are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the size of the unpaid principal balance and the LTV level of individual loans. As of September 30, 2012, 96.0% of the residential mortgage loans to value were computed using the most recent available valuation.

Construction and land loans include non-performing loans of $106.6 million as of September 30, 2012, or 14.2%, of total non-performing loans, excluding non-performing FHA/VA guaranteed loans (95.9% of the non-performing construction and land loans are in Puerto Rico). As of September 30, 2012, 40.2% of the loans within the construction and land portfolio were considered non-performing loans. Doral’s construction and land loan portfolio reflected an increase in non-performing loans, when compared to December 31, 2011, of $8.8 million, due primarily to the developer’s inability to sell homes fast enough to generate the cash flow required to service the debt. The sale of a portion of the construction loan portfolio during 2010 reduced the Company’s risk to this sector; however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.

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

During 2011 and the nine month period ended September 30, 2012, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico.

The following table presents further information on the Company’s construction and land loan portfolio.

Table W

Construction and land loan portfolio

	September 30, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$40,134	$4,382	$44,516	$44,492	$300	$44,792
Land, Multi-family, condominium and commercial construction loans	109,007	111,413	220,420	133,038	97,068	230,106
Undisbursed funds under existing commitments(1)	4,246	164,094	168,340	8,630	37,481	46,111
Total non-performing	102,234	4,382	106,616	93,220	4,589	97,809
Net charge offs, year to date	32,699	—	32,699	31,116	—	31,116
Allowance for loan losses	6,677	2,158	8,835	15,590	2,157	17,747
Non-performing construction to total construction loans	68.55%	3.78%	40.24%	52.51%	4.71%	35.58%
Net charge-offs on an annualized basis to total construction loans	29.29%	—%	16.49%	23.37%	—%	8.22%
Modified coverage ratio	21.65%	1.86%	13.95%	22.39%	2.22%	15.97%

(1)	Excludes undisbursed funds to matured loans and loans in non-accrual status that are still active, since the Company does not have a legal commitment for additional funding.

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

OREO foreclosures have increased in recent periods as the volume of the NPLs has increased and as Doral has shortened the period from the initiation of foreclosure to possession of property by approximately 10 months. As of September 30, 2012 and 2011, respectively, OREO properties totaled $119.4 million and $103.0 million, net of an allowance for OREO losses of $53.3 million and $31.9 million. For the quarter and nine months ended September 30, 2012 and 2011, $9.9 million and $33.2 million, and $28.2 million and $50.0 million, respectively, in real estate properties were transferred from loans to OREO.

The increase of $3.2 million and $8.3 million in the provision for OREO losses when comparing the quarter and nine months ended September 30, 2012 to the same period in 2011 is mostly related to the receipt of updated appraisals on the properties.

During the nine month period ended September 30, 2012, the Company sold 156 OREO properties, representing $24.4 million in gross unpaid principal balance. For the same period of 2011, the Company sold 388 OREO properties, representing $39.5 million in unpaid principal balance. Gains and losses on sales of OREO are recognized in other real estate owned expenses in the Company’s consolidated statements of operations.

For additional information regarding the activity and composition of OREO, refer to Note 15 on the accompanying consolidated financial statements.

Loan modifications, on the loan receivable portfolio, that are considered troubled debt restructurings completed as of September 30, 2012 and December 31, 2011 were as follows:

Table X

Loan modifications considered TDRs (excluding loans held for sale)

	September 30, 2012		December 31, 2011
(In thousands)	TDRs	90 days and over delinquency	TDRs	90 days and over delinquency
Consumer modifications
Residential mortgage	$631,557	$266,782	$770,320	$140,504
FHA/VA guaranteed residential	15,458	11,250	24,668	12,659
Other consumer	954	52	974	125

Total consumer	647,969	278,084	795,962	153,288

Commercial modifications
Commercial real estate	94,824	54,656	109,122	24,535
Commercial and industrial	648	50	5,736	73
Construction and land	65,436	47,143	68,491	22,470

Total commercial	160,908	101,849	183,349	47,078

Total TDRs	$808,877	$379,933	$979,311	$200,366

Effective January 1, 2012 Doral changed how it estimates whether a modified loan making regular payments in accordance with the revised loan terms is not performing. See the discussion following Table T for more details.

Table Y

Residential restructured loans in non-performing status

Year restructured	Original UPB of restructured loans(1)	Remaining UPB of restructured loans	90 days and over delinquent at September 30, 2012(2)	Percentage of restructured UPB 90 days and over
2008	$7,567	$7,321	$7,321	100.0%
2009	20,643	20,001	20,001	100.0%
2010	160,617	161,113	148,062	91.9%
2011	66,132	66,573	52,459	78.8%
2012	44,063	47,765	5,021	10.5%

	$299,022	$302,773	$232,864	76.9%

(1)	Loans are included in period of most recent restructure, if subject to more than one restructure.
(2)	Using bank regulatory definition of four or more payments past due, past restructure, and return to accrual status.

Effective January 1, 2012 Doral changed how it reports the balance of loans considered TDRs. Modified loans (including mortgage loans which have reset) are removed from amounts reported as TDRs, but continue to be accounted for as TDRs, if: (a) they were modified during the year prior to the current year, (b) have made at least six payments in accordance with their modified terms, and (c) the effective yield was at least equal to the market rate of similar credit at the time of modification. In addition to these, the loan must not have a payment reset pending.

The following table presents the Company’s TDR activity (excluding loans held for sale) for the nine months ended September 30, 2012.

Table Z

TDRs Activity

Nine months ended September 30, 2012

Beginning balance	$979,311
Loans entering TDR status	128,764
Loans leaving TDR status	(238,179)
Principal amortization	(22,127)
Loans paid off and write-downs	(30,373)
Loans transferred to real estate held for sale	(8,519)

Ending balance	$808,877

Allowance for Loan and Lease Losses

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table AA

Allowance for Loan and Lease Losses

	Quarters ended September 30,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	2011

Balance at beginning of period	$142,081	$10,608	$152,689	$87,592	$5,880	$93,472
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	28,834	(23)	28,811	22,213	156	22,369
Other consumer	370	—	370	824	—	824

Total consumer	29,204	(23)	29,181	23,037	156	23,193

Commercial real estate	2,080	1,342	3,422	6,718	29	6,747
Commercial and industrial	3,498	411	3,909	1,517	542	2,059
Construction and land	(2,345)	246	(2,099)	9,697	2	9,699

Total commercial	3,233	1,999	5,232	17,932	573	18,505

Total provision for loan and lease losses	32,437	1,976	34,413	40,969	729	41,698

Charge-offs:
Non-FHA/VA residential mortgage	(13,102)	—	(13,102)	(6,561)	—	(6,561)
Other Consumer	(875)	—	(875)	(1,871)	—	(1,871)

Total consumer	(13,977)	—	(13,977)	(8,432)	—	(8,432)

Commercial real estate	(8,325)	—	(8,325)	(3,735)	—	(3,735)
Commercial and industrial	(1,054)	—	(1,054)	(98)	—	(98)
Construction and land	(18,748)	—	(18,748)	(5,386)	—	(5,386)

Total commercial	(28,127)	—	(28,127)	(9,219)	—	(9,219)

Total charge-offs	(42,104)	—	(42,104)	(17,651)	—	(17,651)

Recoveries:
Non-FHA/VA residential mortgage	505	—	505	1	—	1
Other consumer	266	—	266	351	—	351

Total consumer	771	—	771	352	—	352

Commercial real estate	4	—	4	163	—	163
Commercial and industrial	—	—	—	45	—	45
Construction and land	—	—	—	—	—	—

Total commercial	4	—	4	208	—	208

Total recoveries	775	—	775	560	—	560

Net charge-offs	(41,329)	—	(41,329)	(17,091)	—	(17,091)

Balance at end of period	$133,189	$12,584	$145,773	$111,470	$6,609	$118,079

ALLL plus partial charge-offs, credit related discounts and deferred fees, net to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			5.83%			4.56%
ALLL as a percentage of loans receivable outstanding, at the end of period			2.34%			2.04%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			2.37%			2.08%
Provision for loan and lease losses to net charge-offs			83.27%			243.98%
Annualized net charge-offs to average loans receivable outstanding			2.66%			1.18%
ALLL to net charge-offs on an annualized basis			88.66%			174.14%

Allowance for Loan and Lease Losses

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table BB

Allowance for Loan and Lease Losses

	Nine months ended September 30,
	2012			2011
(Dollars in thousands)	PR	US	Total	PR	US	2011

Balance at beginning of period	$94,400	$8,209	$102,609	$117,821	$5,831	$123,652
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	100,293	(23)	100,270	28,363	171	28,534
Other consumer	419	—	419	2,173	—	2,173

Total consumer	100,712	(23)	100,689	30,536	171	30,707

Commercial real estate	24,077	2,679	26,756	5,299	64	5,363
Commercial and industrial	2,074	1,496	3,570	1,069	1,290	2,359
Construction and land	23,565	223	23,788	19,930	(747)	19,183

Total commercial	49,716	4,398	54,114	26,298	607	26,905

Total provision for loan and lease losses	150,428	4,375	154,803	56,834	778	57,612

Charge-offs:
Non-FHA/VA residential mortgage	(58,175)	—	(58,175)	(14,058)	—	(14,058)
Other Consumer	(3,279)	—	(3,279)	(4,710)	—	(4,710)

Total consumer	(61,454)	—	(61,454)	(18,768)	—	(18,768)

Commercial real estate	(18,929)	—	(18,929)	(16,490)	—	(16,490)
Commercial and industrial	(1,240)	—	(1,240)	(524)	—	(524)
Construction and land	(32,699)	—	(32,699)	(28,745)	—	(28,745)

Total commercial	(52,868)	—	(52,868)	(45,759)	—	(45,759)

Total charge-offs	(114,322)	—	(114,322)	(64,527)	—	(64,527)

Recoveries:
Non-FHA/VA residential mortgage	1,195	—	1,195	1	—	1
Other consumer	852	—	852	1,114	—	1,114

Total consumer	2,047	—	2,047	1,115	—	1,115

Commercial real estate	600	—	600	163	—	163
Commercial and industrial	36	—	36	64	—	64
Construction and land	—	—	—	—	—	—

Total commercial	636	—	636	227	—	227

Total recoveries	2,683	—	2,683	1,342	—	1,342

Net charge-offs	(111,639)	—	(111,639)	(63,185)	—	(63,185)

Balance at end of period	$133,189	$12,584	$145,773	$111,470	$6,609	$118,079

ALLL plus partial charge-offs, credit related discounts and deferred fees, net to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			5.83%			4.56%
ALLL as a percentage of loans receivable outstanding, at the end of period			2.34%			2.04%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			2.37%			2.08%
Provision for loan and lease losses to net charge-offs			138.66%			91.18%
Annualized net charge-offs to average loans receivable outstanding			2.46%			1.50%
ALLL to net charge-offs on an annualized basis			97.75%			139.77%

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the internal allocation of Doral Financial’s allowance for loan and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table CC

Allocation of allowance for loans and lease losses

	September 30, 2012				December 31, 2011
(Dollars in thousands)	PR	US	Total	Percentage	PR	US	Total	Percentage
Consumer:
Residential mortgage	$101,463	$196	$101,659	70%	$57,921	$448	$58,369	57%
Other consumer	2,949	—	2,949	2%	4,957	—	4,957	5%

Total consumer	104,412	196	104,608	72%	62,878	448	63,326	62%

Commercial:
Commercial real estate	18,135	3,200	21,335	15%	12,615	293	12,908	13%
Commercial and industrial	4,187	6,807	10,994	8%	3,317	5,311	8,628	8%
Construction and land	6,455	2,381	8,836	6%	15,590	2,157	17,747	17%

Total commercial	28,777	12,388	41,165	28%	31,522	7,761	39,283	38%

Total	$133,189	$12,584	$145,773	100%	$94,400	$8,209	$102,609	100%

During 2012, management reviewed its ALLL estimate assumptions and calculations and adopted a more conservative outlook as to future loan performance considering the uncertain economic and regulatory environments. The resulting changes in estimate are reflected in the September 30, 2012 allowance for loan and lease losses. Significant changes in assumptions and calculations included increasing the expectation that long term delinquent loans are foreclosed, emphasizing the consideration of more recent experience in determining the probability of default and loss given default, changing how deferred fees are considered in the calculation, reducing the estimated prepayment speed on TDR loans, and charging principal down to $0 on all loans where delayed foreclosure proceedings result in balances more than five years past due. These changes resulted in approximately $81.0 million in provisions in the first quarter of 2012. In addition, in late March 2012 a market analysis on land use was completed and issued. The analysis provides information necessary for appraisers to value undeveloped land in Puerto Rico.

The remainder of the 2012 provision for residential mortgage loans totaling $19.3 million reflects the continuing receipt of new appraisals, previously delinquent and modified loans defaulting on the modified loan terms, new loans becoming delinquent, delinquent loans aging in delinquency, and other changes in factors affecting the TDR cash flow forecasts. The market analysis is facilitating completion of land and construction and commercial real estate valuations by island appraisers.

For the quarter ended September 30, 2012, Doral’s charge-offs of $42.1 million increased $24.5 million from the $17.7 million charged-off in the quarter ended September 30, 2011. Charge-offs increased $6.6 million for residential mortgage loans, $4.6 for commercial real estate loans, and $13.4 million for construction and land. The increase in residential loan charge-offs reflects adoption of the policy to charge-off residential mortgage loans that reach 5 years delinquency due to foreclosure challenges, and the increase in residential, commercial real estate, and construction and land loans reflect receipt of updated valuations on delinquent loans.

As of September 30, 2012, the Company’s allowance for loan and lease losses was $145.8 million, an increase of $43.2 million from $102.6 million as of December 31, 2011. This increase resulted mainly from the provision of $154.8 million recorded during the first nine months of 2012, partially offset by charge-offs totaling $114.2 million. Charge-offs recorded during the first nine months of 2012 increased by $64.5 million when compared to the same period in 2011. This increase in charge-offs was due to the combined effect of an increase of $44.1 million in the residential mortgage portfolio, $2.4 million in the commercial real estate portfolio and $4.0 million in the construction and land portfolio. The residential mortgage loan charge-off increase principally resulted from Doral’s adoption of a policy in the first half of 2012 to charge-off the loan principal balance to $0 upon a residential loan reaching five years delinquency and receipt of revised valuations on defaulted loans.

The allowance for loan and lease losses coverage ratios as of September 30, 2012 and December 31, 2011 (including and excluding the effect of partial charge-offs, credit related discounts and deferred fees, net) were as follows:

Table DD

Allowance for loan and lease losses coverage ratios

	September 30, 2012				December 31, 2011
	ALLL plus partial charge- offs, credit related discounts and deferred fees, net as a % of:		ALLL as a % of:		ALLL plus partial charge- offs, credit related discounts and deferred fees, net as a % of:		ALLL as a % of:
	Loans(1)	NPLs(1)	Loans(2)	NPLs(2)	Loans(1)	NPLs(1)	Loans(2)	NPLs(2)
Consumer
Residential mortgage(3)	5.68%	40.85%	3.20%	24.87%	3.78%	27.44%	1.75%	19.65%

Consumer(4)	13.35%	825.61%	11.40%	2,018.57%	13.67%	1,245.52%	13.42%	1,408.24%

Total consumer(3)(4)	5.74%	41.59%	3.26%	25.58%	3.89%	28.93%	1.88%	21.29%

Commercial
Commercial real estate	6.18%	30.34%	1.91%	11.15%	5.93%	23.11%	1.54%	7.63%
Commercial and industrial	1.33%	591.84%	0.70%	438.08%	0.78%	283.60%	0.70%	304.23%
Construction and land	26.90%	51.07%	3.34%	8.29%	16.84%	45.59%	4.69%	18.08%

Total commercial	6.05%	43.99%	1.40%	13.70%	5.30%	34.81%	1.61%	14.54%

Total(3)(4)	5.83%	40.71%	2.34%	19.35%	4.49%	31.97%	1.76%	18.08%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.
(2)	Loans and NPL amounts are not increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.
(3)	Excludes FHA/VA guaranteed loans.
(4)	Excludes loans on saving deposits.

Considering the effect of partial charge-offs, credit related discounts and deferred fees, net, the Company’s coverage ratio was 5.83% as of September 30, 2012 and 4.49% as of December 31, 2011. The 134 basis point increase in this coverage ratio was largely due to the provision for loan losses recorded during for the nine months ended September 30, 2012, as well as an increase of approximately $54.1 million in partial charge offs, mostly reflected in the construction and land portfolio. The partial charge off increase in construction and land loans is the result of the receipt of recent appraisals or opinions of value on the properties under construction. The ALLL to non-performing loans coverage ratio increased 127 basis points, from 18.08% at December 31, 2011 to 19.35% at September 30, 2012, as a result of the higher provision for loan losses recorded during the first nine months of 2012.

The following table presents the Company’s recorded investment in impaired loans and the related ALLL.

Table EE

Impaired loans and related allowance

(In thousands)	September 30, 2012	December 31, 2011
Impaired loans with allowance	$872,095	$1,109,297
Impaired loans without allowance	427,794	249,233

Total impaired loans	$1,299,889	$1,358,530

Related allowance	$97,248	$74,265

Impaired loans without an allowance includes impaired loan for which a partial charge-off, equal to the estimated loss, has been recorded and further reserves are not considered necessary as of the report date.

Historically, Doral reduced the reported balance of collateral dependent commercial, construction and land loans (a loan is collateral dependent when the loan collateral is considered the likely source of repayment of a delinquent loan) by a charge to the allowance for loan and lease losses upon receipt of a current market appraised value. As a result of significant delays in receiving new market value appraisals on Puerto Rico property, Doral has developed a methodology to estimate market values for all commercial real estate, construction and land properties, based upon the changes in market values in new appraisals received. As the backlog of stale appraisals has been substantially reduced at September 30, 2012, this practice no longer has a significant effect on charge-offs.

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

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006; a fiscal year in which Puerto Rico’s real gross national product grew by only 0.5%. According to the latest information issued by the Puerto Rico Planning Board in April 2012, Puerto Rico’s real gross national product decreased by 1.2%, 2.5%, 3.8% and 3.4% for fiscal years 2007, 2008, 2009, and 2010, respectively. For fiscal year 2011, based on preliminary numbers for the accounts corresponding to such fiscal year, the Planning Board estimates a decline of 1.5% in real gross national product. According to the Puerto Rico Planning Board’s latest base case scenario projections, Puerto Rico’s real gross national product is projected to grow by 0.9% and 1.1% for fiscal years 2012 and 2013, respectively.

According to the Puerto Rico Labor Department’s Household Employment Survey, total employment fell by 2.3% in fiscal year 2011 and grew by 0.5% during the first ten months of fiscal year 2012. The unemployment rate for fiscal year 2011 and for the first ten months of fiscal year 2012 was 15.9% and 15.2%, respectively, slightly lower than the average for fiscal year 2010 (16.0%). In August 2012, the unemployment rate fell to 13.5%.

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

For information regarding market risk to which the Company is exposed, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012. While the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company outlined certain steps to address the material weakness in internal control over financial reporting that was identified as of December 31, 2011. The Company has executed these remediation efforts during the quarter ended September 30, 2012. To remediate the material weakness for residential second mortgages and commercial real estate loan valuations receipt and processing, management created an appraisals department that is responsible for managing the process of requesting and obtaining appraisals, and also hired a Vice President of Collateral Valuation that reports directly to the Chief Risk & Credit Officer, whom is responsible of providing oversight over the Appraisals process. Management also increased significantly the staffing level of the commercial loans department in order to shift from a portfolio management process to a loan relationship level management process. The relationship officers working in the commercial loans department are responsible for calculating the charge-offs, and the Controllership department monitors that all charge-offs required by the charge-off policy are recorded within the corresponding period. To remediate the material weakness regarding the adequate review of the allowance for loan and lease losses estimate and the reconciliation of the underlying data, management adopted specific policies and procedures that clearly delineate the respective roles, responsibilities and tasks over the preparation of the allowance for loan and lease losses estimate. Further, several detailed control activities were implemented during the quarter, including loan data reconciliations, analytical reviews of the different models, spreadsheet review checklists, and roll-forward reconciliations. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.

Our management concluded that our disclosure controls and procedures were not effective as a result of the continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012. The Company believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 8, 2012, the members of the Board of Directors of Doral Bank entered into a Consent Order with the FDIC and the Commissioner of Financial Institutions of Puerto Rico (“the Commissioner”). The FDIC has also notified Doral Bank that it deems Doral Bank to be in troubled condition. The consent order with the FDIC requires the board of directors of Doral Bank to oversee Doral Bank’s compliance with the Consent Order through specified meetings and notifications to the FDIC and the Commissioner. In addition, the Consent Order requires the bank to have and retain qualified management acceptable to the FDIC. The Consent Order also requires Doral Bank to undertake through a third party consultant an assessment of its board and management needs as well as a review of the qualifications of the current directors and senior executive officers. The Consent Order requires Doral Bank to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” by the FDIC and the Commissioner. Doral Bank also is required to establish and provide to the FDIC for review a Delinquent and Classified Asset Plan to reduce Doral Bank’s risk position in each loan in excess of $1 million which is more than 90 days delinquent or classified “Substandard” or “Doubtful” in a report of examination by the FDIC and the Commissioner. The Consent Order also requires Doral Bank to establish plans, policies or procedures acceptable to the FDIC and the Commissioner relating to its capital (as well as a contingency plan for the sale, merger or liquidation of Doral Bank in the event its capital falls below required levels), profit and budget plan, ALLL, loan policy, loan review program, loan modification program, appraisal compliance program and its strategic plan that comply with the requirements set forth in the consent order. Doral Bank is required to obtain a waiver from the FDIC before it may accept brokered deposits or extends credit to certain delinquent borrowers. Doral Bank cannot pay a dividend without the approval of the Regional Director of the FDIC and the Commissioner. The Board of Doral Bank is required to establish a compliance committee to oversee Doral Bank’s compliance with the consent order and Doral Bank is required to provide quarterly updates to the Regional Director of the FDIC and the Commissioner of its compliance with the consent order.

Doral Financial also entered into a written agreement dated September 11, 2012 with its primary supervisor, the FRBNY, which replaces and supersedes the Cease and Desist Order entered into by Doral with the Board of Governors of the Federal Reserve System on March 16, 2006. The written agreement, among other things, requires the Company to: (a) take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Doral Bank, including steps to ensure that Doral Bank complies with any supervisory action taken by Doral Bank’s federal and state regulators; (b) undertake a management and staffing review to aid in the development of a suitable management structure that is adequately staffed by qualified and trained personnel; (c) establish programs, policies and procedures acceptable to the FRBNY relating to credit risk management practices, credit administration, loan grading, asset improvement, other real estate owned, allowance for loan and lease losses, accounting and internal controls, and internal audit; (d) not declare any dividends without the prior written approval of the FRBNY and the Director of Banking Supervision and Regulation of the Board of Governors; (e) may not directly or indirectly take any dividends or any other form of payment representing a reduction of capital from Doral Bank without the prior approval of the FRBNY; (f) may not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the FRBNY; (g) submit to the FRBNY an acceptable written plan to maintain sufficient capital at Doral Financial on a consolidated basis; and (h) seek regulatory approval prior to the appointment of a new director or senior executive officer, any change in a senior executive officer’s responsibilities, or making certain severance or indemnification payments to directors, executive officers or other affiliated persons.

As a result of these regulatory actions, Doral and Doral Bank will require significant management and third party consultant resources to comply with Doral’s written agreement with the FRBNY and Doral Bank’s consent order with the FDIC and the Commissioner. Doral has already added significant resources to meet the monitoring and reporting obligations imposed by the consent order and the written agreement. Doral expects these incremental administrative and third party costs as well as the operational restrictions imposed by the consent order and the written agreement to adversely affect Doral’s results of operations. The consent order and the written agreement do not currently mandate that Doral or Doral Bank raise additional capital or increase its reserves; however, there can be no assurance that in the future either the FRBNY or the FDIC and the Commissioner will not impose such conditions. Finally, Doral and Doral Bank must also seek regulatory approval prior to the appointment of a new director or senior executive officer, any change in a senior executive officer’s responsibilities, or making certain severance or indemnification payments to directors, executive officers or other affiliated persons.

For additional information on legal proceedings and regulatory matters, refer to Note 24 to the unaudited interim consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and/or the market price of our common stock may be adversely affected by a number of risk factors. Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth below in this Form 10-Q and the risk factors set forth in Item 1A-Risk Factors of Part I of the Company’s 2011 Annual Report on Form 10-K, as updated from time to time in filings made and to be made by the Company with the SEC. These risks factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our other filings with the SEC. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations.

The risk factors described below and the risk factors set forth in Item 1A-Risk Factors of Part I of the Company’s 2011 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or currently deemed by the Company to be immaterial also may materially adversely affect the Company’s business, financial condition or results of operations. Please also refer to the section titled “Forward Looking Statements” in this Quarterly Report on Form 10-Q.

The FRBNY, FDIC and PR Commissioner have imposed new operating restrictions and conditions on Doral Financial and Doral Bank as a result of the Written Agreement and the Consent Order. These new operating restrictions and conditions will increase Doral Financial’s operating costs and adversely affect Doral Financial’s results of operations and have the ability to change Doral Financial’s and Doral Bank’s management and capital requirements.

Doral Bank entered into the Consent Order with the FDIC and the PR Commissioner on August 8, 2012, and Doral Financial entered into the Written Agreement with the FRBNY on September 11, 2012. The Consent Order and the Written Agreement impose operating restrictions and conditions on Doral Bank and Doral Financial. Among other conditions, Doral Financial will need to obtain the approval of the FRBNY prior to receiving a dividend from Doral Bank or incurring, increasing or guaranteeing any debt. Among other conditions, Doral Bank must have directors, executive officers and a capital plan acceptable to the FDIC and the PR Commissioner. Both the Consent Order and the Written Agreement increase the reporting obligations of Doral Financial and Doral Bank to their regulators. The additional operating costs to comply with, and the restrictions under, the Consent Order and the Written Agreement will adversely affect Doral Financial’s results of operations. Under the Consent Order and the Written Agreement the FRBNY, FDIC and PR Commissioner may impose conditions on Doral Financial and/or Doral Bank that one or both entities may not be able to comply with, or even if complied with may materially adversely affect Doral Financial’s and/or Doral Bank’s operations and liquidity and capital resources as well as their ability to meet their regulatory or financial obligations.

Doral Financial and Doral Bank are subject to the supervision and regulation of various banking regulators and have entered into the Written Agreement and the Consent Order with these regulators, and these regulators could take additional actions against Doral Financial or Doral Bank.

As a regulated financial services firm, our good standing with our regulators is of fundamental importance to the continuation and growth of our businesses. Doral Financial is subject to supervision and regulation by the FRBNY and the PR Commissioner, and Doral Bank is subject to supervision and regulation by the FDIC, the PR Commissioner and the state banking regulatory authorities of the states in which it has operations.

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

Doral Financial and Doral Bank have entered into the Written Agreement and the Consent Order with the FRBNY, the FDIC and the PR Commissioner. These banking regulators could take further action with respect to Doral Financial or Doral Bank and, if any such further action were taken, such action could have a material adverse effect on Doral Financial. Doral Financial’s banking regulators could take additional actions to protect Doral Bank or to ensure that the holding company remains as a source of financial and managerial strength to Doral Bank, and such actions could have adverse effects on Doral Financial.

Doral Bank is required to obtain the approval from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not allow Doral Bank to accept, renew or rollover any brokered deposits, Doral Bank may not be able to meet its liquidity needs or future obligations.

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

Enacted legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue and earnings, impose additional costs on us or otherwise adversely affect our business operations and/or competitive position.

Our parent company, our subsidiary bank and our nonbank subsidiaries are subject to significant regulation under state and federal laws and regulations in the United States and in the Commonwealth of Puerto Rico. These regulations protect depositors, the federal deposit insurance fund, consumers and the banking and financial system as a whole, not necessarily our stockholders. Economic, market and political conditions during the past few years have led to a significant amount of new legislation and regulation in the United States. These laws and regulations may affect the manner in which we do business and the products and services we provide, affect or restrict our ability compete in our current businesses or our ability to enter into or acquire new businesses or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations or have other negative consequences.

Implementation of BASEL III could reduce our regulatory capital ratios.

In June 2012, the Federal Reserve Board, Office of the Comptroller of the Currency and FDIC (collectively, the “Agencies”) each issued Notices of Proposed Rulemaking (“NPRs”) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The proposed NPRs provided for a comment period through October 22, 2012 and the proposals are subject to further modification by the Agencies prior to being issued in final form. The revised capital rules are expected to be implemented between 2013 and 2019.

The proposed revisions would, among other things, include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The NPRs also would establish more conservative standards for including an instrument in regulatory capital. The revisions set forth in these NPRs are consistent with section 171 of the Dodd-Frank Act, which requires the Agencies to establish minimum risk-based and leverage capital requirements.

The Agencies are also proposing to revise their rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years, including by incorporating aspects of the Basel II standardized framework in the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework,” including subsequent amendments to that standard, and recent consultative papers from the Basel Committee on Banking Supervision. The Standardized Approach NPR also includes alternatives to credit ratings, consistent with section 939A of the Dodd-Frank Act. The revisions include methodologies for determining risk-weighted assets for residential mortgages, securitization exposures, and counterparty credit risk.

The implementation of the NPRs as proposed could reduce our regulatory capital ratios.

Most of our business is conducted in Puerto Rico, which in recent years has experienced a downturn in the economy and the real estate market.

Because most of our business activities are conducted in Puerto Rico and a significant portion of our credit exposure is concentrated in Puerto Rico, our profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans and commercial real estate loans, and a reduction in the value of our loans and loan servicing portfolio.

The economy of Puerto Rico entered into a recession in the fourth quarter of the government’s fiscal year ended June 30, 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.5%, respectively. According to the projections of the Puerto Rico Planning Board, a government agency, made in April 2012, real gross national product for fiscal years 2012 and 2013 is expected to increase by 0.9% and 1.1%, respectively, although there can be no assurance this will prove accurate.

On June 5, 2012, Moody’s Investors Service (“Moody’s”) reaffirmed its rating and negative outlook on Puerto Rico’s general obligation debt. In taking such action, Moody’s stated that such outlook reflects the stress that the Puerto Rico government will face in the next few years as it continues to attempt to address the underfunding of the government’s retirement systems from an already weak financial and economic position. It also stated that while the Puerto Rico economy has shown some preliminary signs of stabilizing, the government’s rising debt levels and continued reliance on deficit financing to fund budget gaps continue to pressure the rating. On June 6, 2012, Standard & Poor’s Rating Services (“S&P”) revised its outlook on Puerto Rico’s general obligation debt ratings from stable to negative. In taking such action, S&P stated that the negative outlook reflects its belief that Puerto Rico faces a challenging economic and fiscal environment, which has the potential to delay structurally balanced government budgets beyond fiscal year 2013. It also stated that a steady economic recovery has failed to take hold in Puerto Rico, which limits the government’s ability to implement additional expenditure cuts and revenue enhancement measures in the near term. According to S&P, given the disproportionate reliance of Puerto Rico’s economy on federal transfers, a significant reduction in such transfers as a result of the Budget Control Act of 2011 could result in additional challenges for Puerto Rico’s economy. It further stated that the upcoming legislative and gubernatorial elections in Puerto Rico could forestall progress on the adoption and implementation of a meaningful solution to the government’s unfunded pension and retirement obligations, which could further complicate the achievement of structurally balanced government budgets.

The long recession in Puerto Rico has resulted in, among other things, a reduction in lending activity and an increase in the rate of default in commercial loans, commercial real estate loans, construction loans, consumer loans and residential mortgages. We have also experienced significant losses on our loan portfolio due to a higher level of defaults on commercial loans, commercial real estate loans, construction loans, consumer loans and residential mortgages. The prolonged recessionary economic environment accelerated the devaluation of properties and increased portfolio delinquency when compared with previous periods. Additional economic weakness in Puerto Rico and the U.S. mainland could further pressure residential property values, loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral.

Our decisions regarding credit risk and the allowance for loan and lease losses may materially and adversely affect our business and results of operations.

Making loans is an essential element of our business, and there is a risk that the loans will not be repaid. This default risk is affected by a number of factors, including:

•	the duration of the loan;

•	credit risk of a particular borrower;

•	changes in economic or industry conditions; and

•	in the case of a collateral loan, risks resulting from uncertainties about the future value of collateral.

We strive to maintain an appropriate allowance for loan and lease losses to provide for probable losses inherent in the loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors such as default frequency, internal risk ratings, expected future cash collections, loss recovery rates, severity experience, fair value estimates and general economic factors, among others.

We establish a provision for loan losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent losses at a level which we deem to be appropriate based upon an assessment of the quality of our loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates and judgments regarding credit risks and future trends, all of which may undergo substantial changes.

We believe our allowance for loan and lease losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio. However, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed the allowance for loan and lease losses and that additional provisions to increase the allowance for loan and lease losses will be required. In addition, the FDIC as well as the PR Commissioner may require us to establish additional reserves. Additions to the allowance for loan and lease losses would adversely affect our results of operations and our financial condition.

Management has identified two material weaknesses in Doral Financial’s internal control over financial reporting.

Doral Financial’s management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2012, due to the several material weaknesses described in the 2011 Annual Report on Form 10-K. A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of the 2011 Annual Report on Form 10-K. Each material weakness results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Doral Financial’s management, with the oversight of the Audit Committee, is working to complete the work necessary to remedy the identified material weaknesses in the Company’s internal control over financial reporting as expeditiously as possible.

We could incur increased costs or reductions in revenue or suffer reputational damage in the event of misuse of information.

Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks regarding our customers and their accounts. To provide these products and services, we use information systems and infrastructure that we and third party service providers operate. As a financial institution, we also are subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as to our own internal privacy and information security policies and programs.

Information security risks for financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers and other external parties. Our technologies and systems may become the target of cyber-attacks or other attacks that could result in the misuse or destruction of our or our customers’ confidential, proprietary or other information or that could result in disruptions to the business operations of us or our customers or other third parties. Also, our customers, in order to access some of our products and services, may use personal computers, smart mobile phones, tablet PCs and other devices that are beyond our controls and security systems. Further, a breach or attack affecting one of our third-party service providers or partners could impact us through no fault of our own. In addition, because the methods and techniques employed by perpetrators of fraud and others to attack systems and applications change frequently and often are not fully recognized or understood until after they have been launched, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures.

While we have policies and procedures designated to prevent or limit the effect of the possible security breach of our information systems, if unauthorized persons were somehow to get access to confidential or proprietary information in our possession or to our proprietary information, it could result in significant legal and financial exposure, damage to our reputation or a loss of confidence in the security of our systems that could adversely affect our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Accrued dividends in arrearage with respect to our Convertible Preferred Stock, through November 9, 2012, were approximately $35.3 million.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

As a result of a compliance examination performed by the FDIC, Doral Bank expects to enter, during the fourth quarter of 2012, into a stipulation and consent to the issuance of an order with the FDIC to pay a civil money penalty of $135,000 as a result of deficiencies in compliance with the National Flood Insurance Act related to deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

4.8	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (incorporated herein by reference to exhibit 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (incorporated herein by reference to exhibit 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010) (included in Exhibit 3.4 hereto).

10.1	Consent Order among Doral Bank, the Federal Deposit Insurance Corporation and the Commissioner of Financial Institutions of Puerto Rico dated August 8, 2012. (incorporated herein by reference to exhibit number 99.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 9, 2012).

10.2	Written Agreement by and between Doral Financial Corporation and the Federal Reserve Bank of New York dated September 11, 2012. (incorporated herein by reference to exhibit number 99.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on September 13, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges for the nine month period ended September 30, 2012 and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the nine month period ended September 30, 2012 and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL: (i) the unaudited Consolidated Statements of Financial Condition, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Statements of Changes in Stockholders’ Equity, (v) the unaudited Consolidated Statements of Cash Flows and (vi) the Notes to the unaudited Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2012	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: November 9, 2012	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President,
Chief Investment and Chief Financial Officer