Form 10-K
period 2012-12-31
DORAL FINANCIAL CORP
filed 2013-03-13
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$192,690,635, approximately, based on the last sale price of $1.50 per share on the New York Stock Exchange on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 128,460,423 shares as of March 4, 2013.

Documents Incorporated by Reference:

Part III incorporates certain information by reference to the Proxy Statement for the 2013 Annual Meeting of Shareholders

DORAL FINANCIAL CORPORATION

2012 ANNUAL REPORT ON FORM 10-K

1

Doral Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and in the notes to consolidated financial statements.

AFICA	Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority
ALLL	Allowance for loan and lease losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
CLO	Collateralized loan obligation
CMO	Collateralized mortgage obligations
CPR	Constant prepayment rate
DTA	Deferred tax asset
DTL	Deferred tax liability
FASB	Financial Accounting Standards Board
FHA/VA/FRM	Federal Housing Administration/Veteran Administration/Farm Credit Administration
FHLB	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRBNY	Federal Reserve Bank of New York
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
GSE	Government sponsored enterprises
HUD	U.S. Department of Housing and Urban Development
IOs	Interest-only securities
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
NOL	Net operating loss
NOW	Negotiable order of withdrawal
NPL	Non-performing loan
OTTI	Other-than-temporary impairment
PR	Puerto Rico
RHS	Rural Housing Service
SEC	Securities and Exchange Commission
SPE	Special purpose entity
TDR	Troubled debt restructuring
US	United States of America
VIE	Variable Interest Entity
FTP	Funds Transfer Pricing
NYSE	New York Stock Exchange
DIF	Depository Insurance Fund
PLLL	Provision for loan and lease losses
REVE	Real estate valuation estimate
UPB	Unpaid principal balance

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, Doral Financial may make forward-looking statements in its press releases, other filings with the Securities and Exchange Commission or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others.

These forward-looking statements may relate to the Company’s financial condition, results of operations, plans, prospects, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, delinquency trends, market risk and the impact of general economic conditions, interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal or regulatory proceedings, tax legislation and tax rules, deferred tax assets and related reserves, compliance and regulatory matters and new accounting standards and guidance on the Company’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, but instead represent Doral Financial’s current expectations regarding future events. Such forward-looking statements may be generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “predict,” “forecast,” “anticipate,” “plan,” “outlook,” “target,” “goal,” and similar expressions and future conditional verbs such as “would,” “should,” “could,” “might,” “can” or “may” or similar expressions.

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

Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond Doral Financial’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors (including our management’s ability to identify and manage these and other risks) that could cause actual results to differ materially from those contained in any forward-looking statements:

•

the continued recessionary conditions and economic contraction of the Puerto Rico economy and any deterioration in the performance of the United States economy and capital markets that adversely affect the general economy, housing prices and absorption, the job market, consumer confidence and spending habits leading to, among other things, (i) a further deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposits;

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

•

uncertainty about whether Doral Financial and Doral Bank will be able to fully comply with the terms and conditions of the written agreement dated September 11, 2012 (the “Written Agreement”) that Doral Financial entered into with the Federal Reserve Bank of New York (the “FRBNY”) and the consent order dated August 8, 2012 (the “Consent Order”) that Doral Bank entered into with the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”);

•

uncertainty as to whether the FRBNY, FDIC and/or the Office of the Commissioner will continue to allow us to diversify our business operations through the development of our banking operations in New York and Florida;

•

the operating and other conditions imposed by the FDIC and the Office of the Commissioner under the Consent Order and by the FRBNY under the Written Agreement, which may lead to, among other things, an increase in our charge-offs, loan loss provisions, and compliance costs, and an increased risk of being subject to additional regulatory actions, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by these federal and state regulators;

•

our reliance on brokered certificates of deposit and our ability to obtain, on a periodic basis, approval from the FDIC to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the Consent Order;

•

uncertainty as to what additional actions the FRBNY, the FDIC and/or the Office of the Commissioner may take against us if we fail to comply with the Written Agreement, the Consent Order or any other operating condition imposed by any such regulator or if any such regulator determines our financial condition has significantly deteriorated;

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

•

uncertainty about the legislative and other measures adopted and expected to be adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on different sectors of the Puerto Rico economy;

•

uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•

our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital proposals, as determined and interpreted by applicable banking regulatory authorities) and our ability to generate capital internally or raise new capital on favorable terms;

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

•

an increase in our non-interest expense as a result of increases in our FDIC assessments brought about by (i) additional increases in FDIC deposit insurance premiums and/or special assessments by the FDIC to replenish its insurance fund, or (ii) additional deterioration in our FDIC assessment rating;

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

•

the strategies adopted by the FDIC and the three banks who purchased in April 2010, three other failed banks in Puerto Rico in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with those “forced sales”, which may adversely affect real estate values in Puerto Rico;

•

potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in this 2012 Annual Report on Form 10-K, as updated from time to time in the Company’s quarterly and other reports filed with the SEC; and

•

the other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in this 2012 Annual Report on Form 10-K, as updated from time to time in the Company’s quarterly and other reports filed with the SEC.

PART I

Item 1.	Business

GENERAL

Overview

Doral Financial Corporation (“Doral Financial,” the “Company”, “we” or “us”) was organized in 1972 under the laws of the Commonwealth of Puerto Rico and operates as a bank holding company. Doral Financial’s principal operations are conducted in Puerto Rico, with growing operations in the United States, specifically in the New York City metropolitan area and in northwest Florida. Doral Financial’s principal executive offices are located at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717, and its telephone number is (787) 474-6700.

Doral Financial has three wholly-owned subsidiaries, which are Doral Bank (“Doral Bank”), Doral Insurance Agency, LLC (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank has three wholly-owned subsidiaries in operation, Doral Mortgage, LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), principally engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity incorporated to dispose of a real estate project of which Doral Bank took possession during 2005. Doral Money also consolidates three variable interest entities created for the purpose of entering into collateralized loan arrangements with third parties.

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

Prior to 2011, Doral Financial managed its business through three operating segments that were organized by legal entity and aggregated by line of business: banking (including thrift operations), mortgage banking and insurance agency. During 2011, the Company reorganized its reportable segments consistent with its return to profitability plan. The Company now operates in four reportable segments, which are: Puerto Rico, United States, Liquidating Operations and Treasury. For additional information regarding the Company’s segments please refer to “Operating Segments” under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and note 39 of the accompanying consolidated financial statements.

Puerto Rico

This segment is the Company’s principal market. Through its banking subsidiary, Doral Bank, a Puerto Rico commercial bank, Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans (primarily residential real estate mortgage loans), invests in mortgage-backed securities and other investment securities, and offers traditional banking services. Approximately 98% of the Puerto Rico segment loan portfolio is secured by real estate. Doral Bank operates 26 branch offices in Puerto Rico. Mortgage loans are originated through the Company’s mortgage banking entity, Doral Mortgage, which is primarily engaged in the origination of mortgage loans on behalf of Doral Bank. Loan origination activities are conducted through the branch office network and centralized loan departments. Internal mortgage loan originations are also supplemented by wholesale loan purchases from third parties. As of December 31, 2012, the Puerto Rico segment had total assets and total deposits of $4.4 billion and $1.8 billion, respectively. The Puerto Rico segment also includes Doral Insurance Agency, a subsidiary of Doral Financial, which offers property, casualty, life and title insurance as an insurance agency, primarily to its mortgage loan customers, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of real property securing an interim construction loan.

United States

This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States through Doral Bank US operations (“Doral Bank US”), a division of Doral Bank, with 8 branches (including an administrative office) in New York and Florida, and Doral Money, which engages in commercial and construction lending in the New York City metropolitan area. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market and is the primary source of growth in the Company’s loan portfolio.

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

All website addresses given in this document are for information purposes only and are not intended to be an active link or to incorporate any website information into this Annual Report on Form 10-K.

Banking Activities

Doral Financial is engaged in retail banking activities in Puerto Rico and the United States through its banking subsidiary. Doral Bank operates 26 branches in Puerto Rico and 8 branches in New York and Florida and offers a variety of consumer loan products as well as deposit products and other retail banking services. Doral Bank’s strategy is to combine excellent service with an improved sales process to capture new clients and cross-sell additional products and provide solutions to existing clients. As of December 31, 2012, Doral Bank and its subsidiaries had a loan portfolio, classified as loans receivable, of approximately $5.9 billion, of which approximately $2.9 billion consisted of loans secured by residential real estate, including real estate development projects, and a loan portfolio classified as loans held for sale, of approximately $345.4 million.

Doral Bank’s lending activities in Puerto Rico have traditionally focused on the origination of residential mortgage loans. All residential mortgage origination activities in Puerto Rico are conducted by Doral Bank through its wholly-owned subsidiary Doral Mortgage.

Doral Money and the U.S. operations of Doral Bank are also engaged in the mortgage banking business in the New York City metropolitan area and in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market. Since 2011, a new healthcare finance product has been providing asset-based, working capital lines of credit to providers of goods and services in the healthcare industry nationwide, including hospitals, home healthcare agencies and long-term care facilities with financing needs from $1.0 million to $20.0 million.

Doral Bank complements its lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services.

For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiary, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “—Liquidity and Capital Resources” in this report.

Consumer Lending

Consumer lending operations include residential mortgage lending and consumer loans. As of December 31, 2012, Doral Bank and its subsidiaries’ consumer loan portfolio totaled $2.9 billion, or 50.03%, of its loans receivable portfolio.

Residential Mortgage Lending

Doral Bank is an approved seller/servicer for the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association an approved issuer for the Government National Mortgage Association and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral Financial is also qualified to originate mortgage loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration or by the Rural Housing Service.

Doral Bank originates a wide variety of mortgage loan products, some of which are held for investment and others which are held for sale, that are designed to meet consumer needs and competitive conditions. The principal residential mortgage products are 30-year and 15-year fixed rate first mortgage loans secured by single-family residential properties consisting of one-to-four family units. Doral Bank does not originate adjustable rate mortgages or negatively amortizing loans. However, the Company has entered into certain loss mitigation arrangements that provide for a temporary reduction in interest rates. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by FHA, VA or RHS and those that are not. The latter types of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not meet the requirements are referred to as non-conforming loans.

For additional information on Doral Financial’s mortgage loan originations, refer to Table I—Loan Production included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

Other Consumer

Doral Bank provides consumer loans that include consumer credit, personal loans, loans on savings deposits and other consumer loans. At December 31, 2012, these consumer loans totaled $24.7 million, or 0.42%, of its loans receivable portfolio.

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

Commercial Lending

Commercial lending operations include commercial real estate, commercial and industrial and construction and land. As of December 31, 2012, Doral Bank and its subsidiaries’ commercial loan (including construction and land) portfolio totaled $2.9 billion, or 49.97%, of its loans receivable portfolio. Most of the growth in the commercial lending portfolio has been in the U.S. operations as economic conditions have improved on the mainland.

Commercial Real Estate and Commercial and Industrial

Due to worsening economic conditions in Puerto Rico, Doral’s new commercial lending activity in Puerto Rico has been limited since early 2008. However, commercial lending activities in the U.S. have grown significantly beginning late in 2009. At December 31, 2012, commercial loans totaled $2.6 billion, or 44.85%, of Doral Bank and its subsidiaries’ loans receivable portfolio, which included $1.1 billion in commercial loans secured by real estate. Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, Doral Bank’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity.

Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and collateral, if any, and are generally secured by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear a floating interest rate that is indexed to a base rate, such as, the prime rate, LIBOR or another established index.

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

The syndicated lending unit portfolio has been growing steadily since 2009. As of December 31, 2012, syndicated loans totaled $1.1 billion, or 19.40%, of the consolidated Doral Bank loans receivable portfolio. For the year ended December 31, 2012, U.S. syndicated loans accounted for 24.32% of total loans originated during 2012.

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

Construction Lending

Due to market conditions in Puerto Rico, in 2007 the Company ceased financing new construction of single family residential and commercial real estate projects, including land development in Puerto Rico. The Company continues to underwrite construction real estate loans in the New York metropolitan area. Doral will continue to evaluate and appraise market conditions to determine if and when it will resume such financing in Puerto Rico. Doral Bank had traditionally been a leading player in Puerto Rico in providing interim construction loans to finance residential development projects, primarily in the affordable and mid-range housing markets. In 2006, the Company reassessed its risk exposure to the sector and made a strategic decision to restrict construction lending to established clients with proven track records. In late 2007, as a result of the continued downturn in the Puerto Rico housing market, the Company determined that it would no longer underwrite new development projects and focus its efforts on collections, including assisting developers in marketing their properties to potential home buyers. As of December 31, 2012, Doral Bank and its subsidiaries had approximately $301.1 million in construction and land loans of which $140.3 million are exposures to Puerto Rico, and $160.8 million are exposures to U.S. borrowers. Historically, construction loans extended by the Company to developers were typically adjustable rate loans, indexed to the prime rate, with terms generally ranging from 12 to 36 months.

Doral Bank, through its U.S. operations, and Doral Money extend interim, construction loans and bridge loans secured by multifamily apartment buildings and other commercial properties in the New York City metropolitan area and in northwest Florida. As of December 31, 2012, Doral Bank through its U.S. operations and Doral Money had a portfolio of $145.8 million and $15.0 million, respectively, in interim construction and bridge loans.

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

Mortgage Origination Channels

One of Doral Bank’s strategies is to maintain its mortgage servicing portfolio, which it does primarily by internal originations through its retail branch network. Doral Mortgage units are co-located in 26 retail bank branches of Doral Bank in Puerto Rico. Doral Bank supplements retail originations with wholesale purchases of loans from third parties. The principal origination channels of Doral Financial’s loan origination units are summarized below.

Retail Channel.    Doral Bank, through its Doral Mortgage operations, originates loans through its network of loan officers located in 26 retail branches throughout Puerto Rico. Customers are sought through advertising campaigns in local newspapers and television, as well as direct mail and telemarketing campaigns. Doral Bank emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers. Doral Bank works closely with residential housing developers and specializes in originating mortgage loans to provide permanent financing for the purchase of homes in new housing projects.

Wholesale Correspondent Channel.    Doral Bank maintains a centralized unit that purchases closed conventional residential mortgage loans from other financial institutions. Doral Bank underwrites each loan prior to purchase. For the years ended December 31, 2012, 2011, and 2010 loan purchases totaled approximately $164.5 million, $77.0 million and $82.0 million, respectively.

For more information on Doral Financial’s loan origination channels, refer to Table J — Loan Origination Sources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

Mortgage Loan Underwriting

Doral Bank’s underwriting standards are designed to comply with the relevant guidelines set forth by the Department of Housing and Urban Development, GNMA, RHS, VA, FNMA, FHLMC, Federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable.

Doral Bank’s underwriting policies focus primarily on the borrower’s ability to pay and secondarily on collateral value. The maximum loan-to-value ratio on conventional first mortgages generally does not exceed 80%. Doral Bank also offers certain first mortgage products with higher LTV ratios, which may require private mortgage insurance. In conjunction with a first mortgage, Doral Bank may also provide a borrower with additional financing through a closed end second mortgage loan, whose combined LTV ratio exceeds 80%. Doral Bank does not originate adjustable rate mortgages or negatively amortizing loans. However, the Company has entered into certain loss mitigation arrangements that provide for a temporary reduction in interest rates and other concessions to increase the likelihood of a full recovery of the loan. The Company uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

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

Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees. In general, Doral Bank’s servicing agreements are terminable by the investors for cause. However, certain servicing arrangements, such as those with FNMA and FHLMC, contain termination provisions that may be triggered by changes in the servicer’s financial condition that materially and adversely affect its ability to provide satisfactory servicing of the loans. As of December 31, 2012, approximately 28.8%, 5.0% and 34.5% of Doral Financial’s mortgage loans serviced for others related to mortgage servicing for FNMA, FHLMC and GNMA, respectively. As of December 31, 2012, Doral Bank serviced approximately $7.6 billion in mortgage loans on behalf of third parties. Termination of Doral Bank’s servicing rights by any of these agencies could have a material adverse effect on Doral Financial’s results of operations and financial condition. During 2012, no servicing agreements have been terminated. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with this type of servicing arrangement is evaluated solely based on ancillary income, float, late fees, prepayment penalties and costs.

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

Sale of Loans and Securitization Activities

Doral Financial sells or securitizes a portion of the residential mortgage loans that it originates and purchases to generate income. These loans are underwritten to investor standards, including the standards of FNMA, FHLMC, and GNMA. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA, RHS or VA loans into pools of $1.0 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2012, 2011 and 2010, Doral Financial issued approximately $536.8 million, $399.8 million and $311.8 million, respectively, in GNMA-guaranteed mortgage-backed securities.

Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1.0 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2012, 2011 and 2010, Doral Financial securitized approximately $228.5 million, $122.4 million and $62.1 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2012, 2011 and 2010, Doral Financial sold approximately $32.3 million, $21.2 million and $30.7 million, respectively, of loans through the FNMA and FHLMC cash window programs.

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

At December 31, 2012, 2011 and 2010, the loans held for sale portfolio includes $213.7 million, $168.5 million and $153.4 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

Prior to the fourth quarter of 2005, Doral Financial’s non-conforming loan sales were generally made on a limited recourse basis. As of December 31, 2012, 2011 and 2010, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse was approximately $0.5 billion, $0.6 billion and $0.7 billion, respectively, which included recourse obligations to FNMA and FHLMC as of such dates of approximately $0.4 billion, $0.6 billion and $0.6 billion, respectively. As of December 31, 2012, 2011 and 2010, Doral Financial had a recourse liability of $8.8 million, $11.0 million and $10.3 million, respectively, to reflect estimated losses from such recourse arrangements.

Doral Financial estimates its liability from its recourse obligations based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. The Company believes that it has an adequate valuation for its recourse obligation as of December 31, 2012 and 2011, but actual future recourse obligations may differ from expected results.

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

In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified criteria, such as a breach of contract of a representation or warranty or an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Doral Financial works with purchasers to review the claims and correct alleged documentation deficiencies. For the years ended December 31, 2012, 2011 and 2010, repurchases related to representation and warranties amounted to $10.2 million, $9.0 million and $1.0 million, respectively. Refer to Item 1A. Risk Factors, “Risks related to our business — Defective and repurchased loans may harm our business and financial condition,” and Item 7. Management’s Discussion and Analysis and Results of Operations, “— Liquidity and Capital Resources” for additional information.

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

Insurance Agency Activities

In order to take advantage of the cross-marketing opportunities provided by financial modernization legislation enacted in 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral Insurance Agency currently earns commissions by acting as agent in connection with the sale of insurance policies issued by unaffiliated insurance companies. During 2012, 2011 and 2010, Doral Insurance Agency produced insurance fees and commissions of $14.9 million, $13.3 million and $13.3 million, respectively. Doral Insurance Agency’s activities are closely integrated with the Company’s mortgage loan originations with most policies sold to mortgage customers. Future growth of Doral Insurance Agency’s revenues will be tied to the Company’s level of mortgage originations, its ability to expand the products and services it provides and its ability to cross-market its services to Doral Financial’s existing customer base.

Puerto Rico Income Taxes

Until December 31, 2011, the maximum statutory corporate income tax rate in Puerto Rico was 39.0%. Under the 1994 Puerto Rico Internal Revenue Code (as amended “1994 Code”), corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank or any other Puerto Rico subsidiary subject to tax under the Puerto Rico tax code.

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the 1994 Code generally ineffective for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30.00% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restrictions on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects it by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

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

The Company made the election to remain subject to the provisions of the 1994 Code for Doral Financial Corporation, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, CB, LLC and Doral Investment. In addition, effective November 1, 2012, Doral Insurance Agency converted to an LLC and elected to be consolidated with its parent in future returns pursuant to the 2011 tax law. The Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. By electing to change to the 2011 Code, during the second quarter of 2012, the Company realized a tax benefit of $1.2 million due to the reduced tax rate provided under the 2011 Code at Doral Insurance Agency for deferred tax assets that were previously recorded at the higher 39.00% rate.

Refer to note 27 of the accompanying consolidated financial statements for additional information.

United States Income Taxes

Except for the operations of Doral Bank US and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Accordingly, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Doral Money is a U.S. corporation and is subject to U.S. income-tax on its income derived from all sources. After the completion of the merger of Doral Bank and Doral Bank, FSB on October 1, 2011, Doral Bank is now engaged in the active conduct of a trade or business in the United States. Refer to note 27 of the accompanying consolidated financial statements for additional information.

Employees

As of December 31, 2012, Doral Financial had 1,417 employees, compared to 1,241 as of December 31, 2011. Of the total number of employees, 1,230 were employed in Puerto Rico and 187 employed in the U.S. as of December 31, 2012 compared to 1,127 employed in Puerto Rico and 114 employed in the U.S. as of December 31, 2011. As of December 31, 2012, of the total number of employees, 186 were employed in loan production, 203 in loan administration and servicing activities, 327 were involved in loan collections, 441 in branch operations and 260 in other operating and administrative activities. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.

Segment Disclosure

For information regarding Doral Financial’s operating segments, refer to note 39 of the accompanying consolidated financial statements, “Segment Information,” and the information provided under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Operating Segments” in this report.

Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico-based operations accounted for 70.10% of Doral Financial’s consolidated assets as of December 31, 2012. The Puerto Rico based operations net loss before taxes totaled $67.7 million while the Company’s net loss before income taxes totaled $164.8 million.

The following table sets forth the geographic composition of Doral Financial’s loan originations for the periods indicated:

	Year ended December 31
	2012	2011	2010
Puerto Rico	42%	31%	54%
United States	58%	69%	46%

The 2012 increase in Puerto Rico loan originations is the result of originating a higher volume of saleable guaranteed residential mortgage loans. The decrease in originations in the U.S. is due primarily to fewer new loans originated by the syndicated lending unit in compliance with Doral’s decision to limit the Company’s syndicated loan exposure.

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

The Commonwealth of Puerto Rico

General.    The Commonwealth of Puerto Rico, an island located in the Caribbean, is approximately 130 miles long and 35 miles wide, with an area of 3,423 square miles. According to the information published by the United States Census Bureau, the population of Puerto Rico was 3,725,789 in 2010, a decrease of 2.2% when compared to 3,808,610 in 2000, and the population estimate as of July 1, 2012 reflects an additional reduction of 58,705 or 1.4% to 3,667,084.

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

The people of Puerto Rico are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives, and has limited voting rights in committees and sub-committees of the House of Representatives. Most federal taxes, except those, such as social security taxes, which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for certain federal employees who are subject to taxes on their salaries. Income earned by Puerto Rico residents from sources outside of Puerto Rico, however, is subject to federal income tax. The official languages of Puerto Rico are Spanish and English.

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

The Economy.    The economy of Puerto Rico is closely linked to the United States economy, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2011, approximately 70.7% of Puerto Rico’s exports went to the U.S. mainland, which was also the source of approximately 46.1% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States.

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

Puerto Rico’s economy entered into a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which the real gross national product grew by only 0.5%. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.5%, respectively. According to the Puerto Rico Planning Board’s latest projections made in April 2012, real gross national product for fiscal years 2012 and 2013 was expected to increase by 0.9% and 1.1%, respectively. In connection with government transition process hearings held during November 2012, the Puerto Rico Planning Board reduced these projections to increases of the real gross national product of 0.4% and 0.6% in fiscal years 2012 and 2013, respectively.

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

Fiscal Imbalance.    Since 2000, Puerto Rico has faced a number of fiscal challenges, including an imbalance between its General Fund total revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $3.3 billion. In January 2009, the previous Puerto Rico government administration developed and commenced implementing a multi-year plan designed to achieve fiscal balance, restore sustainable economic growth and safeguard the investment-grade ratings of the Commonwealth bonds. The plan included certain expense reduction measures that, together with various temporary and permanent revenue raising measures, have allowed the Puerto Rico government to reduce its deficit during the last three fiscal years by both increasing its revenues and decreasing its expenditures. The Commonwealth’s ability to continue reducing the deficit will depend in part on its ability to continue increasing revenues and reducing expenditures, which in turn depends on a number of factors, including improvements in general economic conditions.

Economic Reconstruction Plan.    The previous Puerto Rico government administration also developed and implemented a short-term economic reconstruction plan. The cornerstone of this plan was the implementation of federal and local economic stimulus programs. Puerto Rico was awarded approximately $7.1 billion in stimulus funds under American Recovery and Reinvestment Act of 2009 (“ARRA”) enacted by the U.S. government to provide a stimulus to the U.S. economy in the wake of the global economic downturn. The ARRA funds awarded to Puerto Rico included tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, among other measures.

The previous Puerto Rico government administration complemented the federal stimulus with additional short- and medium-term supplemental stimulus measures seeking to address specific local challenges and providing investment in strategic areas. These measures included a local $500 million economic stimulus plan to supplement the federal plan. The local stimulus was composed of three main elements: (i) capital improvements; (ii) stimulus for small- and medium-sized businesses, and (iii) consumer relief in the form of direct payments to retirees, mortgage-debt restructuring for consumers that face risk of default, and consumer stimulus for the purchase of housing.

Economic Development Plan.    The previous Puerto Rico government administration also developed what it called the Strategic Model for a New Economy, which is a comprehensive long-term economic development plan aimed at improving Puerto Rico’s overall competitiveness and business environment and increasing private-sector participation in the Puerto Rico economy. The previous administration emphasized the following initiatives to enhance Puerto Rico’s competitive position: (i) overhauling the permitting process; (ii) reducing energy costs; (iii) reforming the tax system; (iv) promoting the development of various projects through public-private partnerships; and (v) implementing strategic initiatives targeted at specific economic sectors and development of certain strategic/regional projects.

As part of this plan, the Puerto Rico government enacted legislation which overhauled the permitting and licensing process in Puerto Rico in order to provide for a leaner and more efficient process that fosters economic development, and legislation which provided a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fuel oil and the promotion of diverse, renewable-energy technologies.

The Puerto Rico government also enacted legislation establishing a clear public policy and legal framework for the establishment of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets. The Puerto Rico government has already completed the concession of toll roads PR-22 and PR-5, has awarded contracts for the construction and maintenance of a selected number of public schools throughout Puerto Rico, and entered into a concession agreement for the Luis Munoz Marin International Airport (which was approved by the Federal Aviation Administration during the month of February 2013).

Another initiative involved a comprehensive review of the Commonwealth’s income tax system and approval of a tax reform directed at reducing personal and corporate income tax rates. Legislation to implement the first phase of tax reform was enacted as Act No. 171 on November 15, 2010. Legislation to implement the second phase of tax reform was enacted as Act No. 1 on January 31, 2011. The tax reform is focused on providing tax relief to individuals and corporations, providing economic development and job creation, simplifying the tax system and reducing tax evasion through enhanced tax compliance measures. In general terms, the tax reform is intended to be revenue positive for the Commonwealth as it includes, among other things, a temporary excise tax on affiliates of multinational manufacturers operating in Puerto Rico, the elimination of certain incentives and tax credits, and enhanced tax compliance measures to finance the tax rate reductions for corporations and individuals.

The previous Puerto Rico government administration also identified strategic initiatives to promote economic growth in various sectors of the economy where the Commonwealth understands that it has competitive advantages and several strategic/regional projects aimed at fostering balanced economic development throughout the island. These projects, some of which are ongoing, include tourism and urban redevelopment projects.

Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement Systems.    One of the challenges every Puerto Rico administration has faced during the past twenty years is how to address the growing unfunded pension obligations and funding shortfalls of the three government retirements systems that are funded principally with budget appropriations from the Commonwealth’s General Fund. As of June 30, 2011, the date of the latest actuarial valuations of the three retirement systems, the unfunded actuarial accrued liability (including basic and system administered benefits) for the Employees Retirement System, the Teachers Retirement System and Judiciary Retirement System were $23.7 billion, $9.1 billion and $319 million, respectively, and the funded ratios were 6.8%, 20.8% and 16.7%, respectively.

Based on current employer and member contributions to the retirement systems, the unfunded actuarial accrued liabilities will continue to increase significantly, with a corresponding decrease in their funded ratios, since the annual contributions are not sufficient to fund pension benefits, and thus, are also insufficient to amortize the unfunded actuarial accrued liabilities. Because annual benefit payments and administrative expenses of the retirement systems have been significantly larger than annual employer and member contributions, the retirement systems have been forced to use investment income, borrowings and sale of investment portfolio assets to cover funding shortfalls. The funding shortfall (basic system benefits, administrative expenses and debt service in excess of contributions) for fiscal year 2011 for the Employees Retirement System, the Teachers Retirement System and Judiciary Retirement System were approximately $693 million, $268 million and $6.5 million, respectively. For fiscal year 2012, the funding shortfalls were estimated to be $741 million, $287 million and $8.5 million, respectively.

As a result, the assets of the retirement systems are expected to continue to decline and eventually be depleted during the next six to nine years. Since the Commonwealth and other participating employers are ultimately responsible for any funding deficiency in the three retirement systems, the depletion of the assets available to cover retirement benefits will require the Commonwealth and other participating employers to cover such funding deficiency. It is estimated that the Commonwealth would be responsible for approximately 74% of the combined annual funding deficiency of the three retirement systems, with the balance being the responsibility of the municipalities and public corporations. Ultimately, since the Commonwealth’s General Fund is required to cover a significant amount of the funding deficiency, the Commonwealth would have difficulty funding the required annual contributions unless it implements significant reforms to the retirement systems, obtains additional revenues, or takes other budgetary measures.

In order to address the growing unfunded benefit obligations and funding shortfalls of the three retirement systems, the previous Governor of Puerto Rico established in February 2010 a special commission to make recommendations for improving the fiscal solvency of the three retirement systems. The special commission delivered its recommendations to the Governor in October 2010.

As a result of the special commission’s report and the Government’s analysis, the previous Governor submitted two bills to the Legislative Assembly to address in part the retirement systems’ financial condition. One of the bills was enacted as Act No. 96 and resulted in the transfer of $162.5 million of funds to the Employees Retirement System which was invested in capital appreciation bonds issued by Puerto Rico Sales Tax Financing Corporation (“COFINA”) maturing annually from 2043 to 2048 and accreting interest at 7%. The principal of the COFINA bonds will grow to approximately $1.65 billion at their maturity dates.

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

In addition to these measures, on August 8, 2011, the Board of Trustees of the Employees Retirement System adopted a new regulation relating to the concession of personal loans to its members, which, among other changes, lowers the maximum amount of those loans from $15,000 to $5,000. This change is expected to improve gradually the liquidity of the Employees Retirement System.

On February 27, 2013 the new Puerto Rico government announced a series of measures that are being presented to the Puerto Rico Legislature to reform and stabilize the finances of the Employees Retirement System. Among other things, the proposed reforms would (i) extend the retirement age for all public employees covered under such plan; (ii) move public employees from a defined benefit plan to a hybrid plan that includes accrued benefits under the existing defined benefit plan (accrual of benefits under the defined plan would end on June 30, 2013) and new benefits to accrue under a new defined contribution plan; (iii) increase the contributions made by employees to the plan from 8.275% to 10% of their compensation; and (iv) modify certain additional benefits given to retired public employees (such as summer and Christmas bonuses and contributions for medical plan coverage).

Ratings of Commonwealth General Obligation Bonds.    On December 13, 2012, Moody’s Investors Service (“Moody’s”) lowered its rating on the Commonwealth’s unenhanced general obligation bonds to “Baa3” from “Baa1” and also maintained its negative outlook. According to Moody’s the primary drivers of the downgrade were (i) Puerto Rico economic growth prospects remain weak and could be furthered dampened by efforts to control spending and reform its retirement systems, (ii) debt levels are very high and continue to grow; (iii) financial performance has been weak, including lackluster revenue growth and large structural budget gaps, and (iv) lack of meaningful pension reform and no clear timetable to do so. On August 8, 2011, Moody’s had lowered its rating on the Commonwealth’s unenhanced general obligation bonds to “Baa1” with a negative outlook from “A3.”

On November 9, 2012, Standard & Poor’s Rating Services, a Standard & Poor’s Financial Services LLC company (“S&P”), issued a statement that the election of a new Governor of Puerto Rico had no immediate impact on its rating of the Commonwealth’s general obligation debt. Nonetheless, it noted that there was at least a one in three chance that it may lower its rating by early 2013. It also noted that its current rating of “BBB” was predicated on the assumption that Commonwealth officials will remain committed not only to the maintenance of fiscal discipline, but also to the adoption of swift and comprehensive fiscal measures relating to its unfunded pension liabilities. On June 6, 2012, S&P had affirmed its “BBB” rating on the Commonwealth’s unenhanced general obligation bonds and revised its outlook to negative. On March 7, 2011, S&P had raised its rating on the Commonwealth’s unenhanced general obligation bonds to “BBB” with a stable outlook from “BBB-” with a positive outlook.

On February 21, 2013, Fitch, Inc. (“Fitch”) placed the ratings of the Commonwealth’s general obligation bonds and related debt on ratings watch negative. On December 18, 2012, Fitch had stated that maintenance of the Commonwealth’s general obligation debt rating will require policy decisions from the new Commonwealth government administration to continue the significant fiscal progress of the Commonwealth to achieve budget balance and a slowing in the growth of long-term liabilities, including passing significant pension reform. On June 5, 2012, Fitch had reaffirmed its rating of “BBB+” with a stable outlook on the Commonwealth’s general obligation bonds, which rating and outlook had been assigned by Fitch on January 19, 2011.

On February 27, 2013, the new Puerto Rico government announced a series of measures that are being presented to the Puerto Rico Legislature to reform and stabilize the finances of the Employees Retirement System. Among other things, the proposed reforms would (i) extend the retirement age for all public employees covered under such plan; (ii) move public employees from a defined benefit plan to a hybrid plan that includes accrued benefits under the existing defined benefit plan (accrual of benefits under the defined plan would end on June 30, 2013) and new benefits to accrue under a new defined contribution plan; (iii) increase the contributions made by employees to the plan from 8.275% to 10% of their compensation; and (iv) modify certain additional benefits given to retired public employees (such as summer and Christmas bonuses and contributions for medical plan coverage).

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in other parts of this “Regulation and Supervision” section.

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

In June 2012, the Federal Reserve, Office of the Comptroller of the Currency and FDIC (collectively, the “Agencies”) each issued Notices of Proposed Rulemaking (“NPRs”) that would revise and replace the Agencies’ current capital rules to align them with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. Certain proposed requirements of the NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The NPRs provided for a comment period through October 22, 2012 and the proposals are subject to further modification by the Agencies prior to being issued in final form. The proposals suggested an effective date of January 1, 2013, but on November 9, 2012 the Agencies issued a statement saying that given the volume of comments and wide range of views expressed, the Agencies did not expect that any of the proposed rules would become effective on January 1, 2013.

Consumer Financial Protection Bureau (“CFPB”).    The Dodd-Frank Act created the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions.

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

Securitization.    The Dodd-Frank Act directed the SEC and other regulators to prescribe rules seeking to better align the interests of securitizers of asset-backed securities with investors and to require more disclosure in the securitization process. The SEC has promulgated several rules to implement the aspects of the Dodd-Frank Act directed at increasing disclosure in the securitization process. Also, the SEC has proposed several rules regarding risk retention (requiring securitizers to retain an economic interest in the credit risk (generally 5%) of any asset transferred to a third party through an asset-backed security), conflicts of interest and asset-level disclosure.

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

Compensation Practices.    The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. On March 30, 2011, the FDIC and other federal banking and securities agencies issued a joint notice of proposed rulemaking on incentive-based compensation arrangements as required by the Dodd-Frank Act. The proposed rule has five key components: (i) requiring the deferral of at least 50% of incentive compensation for a minimum of three years for executive officers of financial institutions with consolidated assets of $50 billion or more; (ii) prohibiting incentive-based compensation arrangements for executive officers, employees, directors and principal shareholders (“covered persons”) of financial institutions with more than $1 billion in assets that would encourage inappropriate risks by providing excessive compensation; (iii) prohibiting incentive-based compensation arrangements for covered persons of financial institutions with more than $1 billion in assets that would expose the institution to inappropriate risks by providing compensation that could lead to material financial loss; (iv) requiring policies and procedures of financial institutions with more than $1 billion in assets for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and (v) requiring annual reports on incentive compensation structures to the institution’s appropriate federal regulator.

Debit Card Interchange Fees and Routing.    The Dodd-Frank Act amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of the transaction to the issuer. In June 2011 the Federal Reserve issued the final rule, which generally became effective on October 1, 2011, that establishes standards for debit card interchange fees and prohibits network exclusivity arrangements and routing restrictions. Under the new Regulation II, the maximum permissible interchange fee that an issuer may receive for an electronic transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. In accordance with the Dodd-Frank Act, issuers that, together with their affiliates, have assets of less than $10 billion are exempt from the debit card interchange fee standards. The new regulation also prohibits all issuers and networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks. Issuers and networks are also prohibited from inhibiting a merchant’s ability to direct the routing of the electronic debt transaction over any network that the issuer has enabled to process them.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations that will become effective over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Mortgage Origination and Servicing Activities

Federal Regulation

Doral Financial’s mortgage origination and servicing operations are subject to the rules and regulations of the CFPB, FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to ensure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

The Dodd-Frank Act included certain provisions that, upon the approval of final regulations, create certain new standards for residential mortgage lenders. The principal restrictions are the following: (i) prohibits mortgage lenders and brokers from giving or receiving compensation that varies based on loan terms other than the principal amount of the loan (this prohibition effectively eliminates yield spread premiums); (ii) requires mortgage lenders to determine that the consumer has the reasonable ability to repay the loan according to its terms based upon a variety of factors (including credit history, current income, expected income, and current obligations); and (iii) creates a safe harbor for mortgage lenders with respect to “qualified mortgages” (a “qualified mortgage” is a mortgage that meets the following requirements: term does not exceed 30 years, the consumer may not defer the payment of principal, points and fees may not exceed 3% of the amount of the loan, negative amortization is not allowed, and no balloon payments are permitted except under certain circumstances). The Federal Reserve issued on April 19, 2011 a proposed rule under Regulation Z that would implement these requirements of the Dodd-Frank Act. The Federal Reserve noted that this rulemaking would be finalized by the CFPB rather than the Federal Reserve because rulemaking authority under Regulation Z was transferred to the CFPB on July 21, 2011. The CFPB issued the final rules on January 10, 2013, which final rules generally become effective on January 10, 2014.

The final rule issued by the CFPB establishes a general ability-to-pay requirement that a creditor shall not make a loan that is a covered transaction (includes mortgage loans secured by a dwelling) unless the creditor makes a reasonable and good faith determination at or before consummation that the consumer will have a reasonable ability to repay the loan according to its terms. The final rule also created a safe harbor (conclusive presumption of compliance with the ability to pay rule) for qualified mortgage loans that have an annual percentage rate that does not exceed the applicable average prime offer rate by 1.5 or more percentage points

(3.5 or more percentage points for junior lien loans). The criteria for qualified mortgage loans include: (i) the loan must provide for regular periodic payments, with no interest-only, negative amortization or balloon payment features; (ii) the loan term may not exceed 30 years; (iii) the consumer’s debt-to-income ratio must not exceed 43%; (iv) the lender must underwrite the loan based on the maximum interest rate that may apply during the five-year period after the first regular periodic payment is due, and based on a periodic payment of principal and interest; and (v) the points and fees may not exceed 3% of the loan amount (although there is an exclusion for certain bona fide discount points).

On January 17, 2013, the CFPB issued new mortgage servicing rules under the provisions of the Truth in Lending Act and Real Estate Settlement Procedures Act amended by the Dodd-Frank Act. The final mortgage servicing rules become effective on January 10, 2014. The new rules cover nine major areas dealing with the following mortgage servicing matters: (i) requirement to provide periodic billing statements (generally monthly); (ii) requirement to provide certain advance interest-rate adjustment notices in adjustable rate mortgages; (iii) requirements relating to prompt payment processing and prompt issuance of mortgage payoff statements; (iv) limitations relating to forced placed insurance; (v) procedural requirements for responding to written information requests or complaints of errors; (vi) requirement to establish general servicing policies and procedures; (vii) requirements involving early intervention with delinquent borrowers (including notification of loss mitigation alternatives); (viii) requirements to assure continuity of contact with delinquent borrowers; and (ix) requirement to follow certain specified loss mitigation procedures for mortgage loans secured by a borrower’s principal residence (dual tracking-when the servicer moves forward with foreclosure while simultaneously working with the borrower to avoid foreclosure-is restricted).

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

Effective April 2011, Act No. 247 of 2010 became effective as the new law to regulate the business of mortgage loans in Puerto Rico and the licensing of persons and entities involved in making mortgage loans in Puerto Rico. Act No. 247 repealed the Puerto Rico Mortgage Banking Institutions Law of 1973, as amended. Act No. 247 requires the prior approval of the Office of the Commissioner for the acquisition of control of any mortgage banking institution licensed under such law. For purposes of Act No. 247, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. Act No. 247 provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to Section 3.10 of the Act No. 247, upon receipt of notice of a proposed transaction that may result in a change of control, the Office of the Commissioner is obligated to make such investigations as it deems necessary to review the transaction.

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

Banking Activities

Federal Regulation

General

Doral Financial is a bank holding company subject to ongoing supervision, examination and regulation by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”) and the Dodd-Frank Act. As a bank holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities the Federal Reserve has determined to be closely related to the business of banking. Under the Gramm-Leach-Bliley Act, financial holding companies can engage in a broader range of financial activities than bank holding companies. Given the difficulties faced by Doral Financial following the restatement of its audited financial statements for the period from January 1, 2000 to December 31, 2004, the Company filed a notice with the Federal Reserve withdrawing its election to be treated as a financial holding company, which became effective on January 8, 2008. See “—Financial Modernization Legislation” below for a general description of the expanded powers of financial holding companies. The withdrawal of its election to be treated as a financial holding company has not adversely affected and is not expected to adversely affect Doral Financial’s current operations, all of which are permitted for bank holding companies that have not elected to be treated as financial holding companies. Specifically, Doral Financial is authorized to engage in insurance agency activities in Puerto Rico pursuant to Regulation K promulgated by the Federal Reserve under the BHC Act.

Doral Financial is required to file with the Federal Reserve and the SEC periodic reports and other information concerning its own business operations and those of its subsidiaries. Under the provisions of the BHC Act, a bank holding company is required to obtain the approval of the Federal Reserve before it acquires direct or indirect ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve also has authority under certain circumstances to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

Doral Bank is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC, the Office of the Commissioner and the banking regulatory authorities of the states of Florida and New York where Doral Bank has bank branches. Doral Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, the timing and availability of deposited funds, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, collateral for certain loans, the scope of the bank’s businesses, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Doral Financial’s banking and other subsidiaries. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

On August 8, 2012, the members of the Board of Directors of Doral Bank entered into a Consent Order with the FDIC and the Office of the Commissioner (the “Consent Order”). The FDIC has also notified Doral Bank that it deems Doral Bank to be in troubled condition. Doral Financial entered into a Written Agreement with the Federal Reserve Bank of New York (“FRBNY”) dated September 11, 2012 (the “Written Agreement”), which replaced and superseded the then still effective Cease and Desist Order entered into by Doral Financial with the Board of Governors of the Federal Reserve System on March 16, 2006. Please refer to Part I, Item 3, Legal Proceedings for additional information regarding regulatory enforcement matters.

Doral Financial’s banking and other subsidiaries are subject to certain regulations promulgated by the Federal Reserve and the CFPB, including, but not limited to, Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth-in-Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act). In general terms, these regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers in taking deposits and making loans. Doral Financial’s banking and other subsidiaries must comply with the applicable provisions of these regulations as part of their ongoing customer relations.

As mentioned above, the Dodd-Frank Act transferred rulemaking authority for a number of consumer financial protection laws from the Federal Reserve and other federal agencies to the CFPB as of July 21, 2011. During the last quarter of 2011, the CFPB commenced the process of republishing the regulations implementing these laws with technical and conforming changes to reflect the transfer of authority and certain other changes made by the Dodd-Frank Act. For example, the CFPB issued interim final rules that became effective on December 30, 2011 establishing the following regulations: Regulation X (Real Estate Settlement Procedures Act), Regulation P (Privacy of Consumer Information), Regulation DD (Truth in Savings Act), Regulation V (Fair Credit Reporting Act), Regulation B (Equal Credit Opportunity Act), Regulation Z (Truth in Lending Act), and Regulation E (Electronic Funds Transfer Act). In general terms, the interim final rules adopted by the CFPB substantially mirrored the existing regulations that were being substituted and imposed no new substantive obligations on regulated entities.

During 2012 and the beginning of 2013, the CFPB has reviewed and adopted substantive amendments to some of its regulations such as Regulation X (Real Estate Settlement Procedures Act), Regulation V (Fair Credit Reporting Act), Regulation C (Home Mortgage Disclosure Act), Regulation Z (Truth in Lending Act), and Regulation E (Electronic Funds Transfer Act). In addition, during the last half of 2012 the CFPB has made several proposals to amend rules relating to mortgage lending and mortgage servicing. Most of these regulations were completed during January 2013 with an effective date in January 2014 at which time they will be implementing substantial changes to mortgage lending and mortgage servicing practices.

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

On December 20, 2011, the Federal Reserve issued proposed rules to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms. The proposed rules, which include a range of measures addressing issues such as capital, liquidity, concentration and credit exposure limits, stress testing, risk management and early remediation requirements, are mandated by the Dodd-Frank Act. The proposed rules cover a wide, diverse array of regulatory areas, each of which is highly complex. In some cases the proposed rules would implement financial regulatory requirements being proposed for the first time. The proposed rules apply to all US bank holding companies with consolidated assets of $50 billion or more and any nonbank financial companies designated by the Financial Stability Oversight Council as systemically important nonbank financial companies.

The proposed requirement to conduct annual stress tests would apply to any financial company with more than $10 billion in total consolidated assets that is regulated by a primary federal financial regulatory authority. The proposed rule also states that the Federal Reserve may determine that any bank holding company, which is not a covered company under the proposed rule, shall be subject to one or more of the standards established under the proposed rule if the Federal Reserve determines that doing so is necessary or appropriate to promote the safety and soundness of such bank holding company or to promote financial stability. The Federal Reserve is proposing that covered firms would need to comply with many of the enhanced standards a year after the proposed rule is finalized, and that the requirements relating to stress testing to take effect shortly after the proposed rule is finalized. On October 9, 2012, the Federal Reserve issued the final rules with the stress testing requirements that, among other things, apply to bank holding companies with more than $10 billion in consolidated assets.

On January 17, 2012, the FDIC issued a proposed rule that would require certain large depository institutions to conduct annual capital adequacy stress tests. The proposed rule, which implements a requirement of the Dodd-Frank Act, would apply to state nonmember banks with total consolidated assets of more than $10 billion. The proposed rule defines “stress test” as a process to assess the potential impact of economic and financial conditions on the consolidated earnings, losses and capital of a bank over a set planning horizon, taking into account the current condition of the bank and its risks, exposures, strategies, and activities. The FDIC issued on October 9, 2012 the final rule on stress tests for insured state depository institutions with more than $10 billion in consolidated assets.

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

The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including Doral Financial’s mortgage banking and banking subsidiaries, from disclosing non-public personal financial information of customers to third parties unless customers have the opportunity to “opt out” of the disclosure.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the adequacy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the public companies and external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

Since the 2004 Annual Report on Form 10-K, the Company has included in its annual report on Form 10-K its management’s assessment regarding the effectiveness of the Company’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company, management’s assessment as to the effectiveness of the Company’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Company’s internal control over financial reporting.

Capital Adequacy

Under the Federal Reserve’s existing risk-based capital guidelines for bank holding companies, the minimum guidelines for the ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of Total Capital is to be comprised of common equity, retained earnings, minority interests in unconsolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, in the case of a bank holding company, less goodwill and certain other intangible assets discussed below (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves (“Tier 2 Capital”).

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

The Consent Order with the FDIC and the Office of the Commissioner requires that Doral Bank submit a written capital plan to the FDIC and the Office of the Commissioner that details the manner in which Doral Bank shall meet and maintain a Tier 1 Capital Ratio of at least 8%, a Tier 1 Risk-Based Capital Ratio of at least 10% and Total Risk-Based Capital Ratio of at least 12%. The Written Agreement with the Federal Reserve Bank of NY requires that Doral Financial submit to the Federal Reserve Bank of NY an acceptable written plan to maintain sufficient capital at Doral Financial on a consolidated basis. Please refer to Part I, Item 3 Legal Proceedings for additional information regarding Doral Financial’s regulatory matters.

Set forth below are Doral Financial’s and Doral Bank’s capital ratios at December 31, 2012, based on existing Federal Reserve and FDIC guidelines, respectively:

	Doral Financial	Doral Bank	Well Capitalized Minimum Under FDICIA’s Prompt Corrective Action Provisions
Total capital ratio (Total capital to risk weighted assets)	13.2%	12.8%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	11.9%	11.5%	6.0%
Leverage ratio (Tier 1 capital to adjusted average assets)	9.4%	8.2%	5.0%

As of December 31, 2012, Doral Bank was in compliance with all the regulatory capital requirements that were applicable to it as a state non-member bank as well as those minimums related to the Consent Order and Written Agreement. Please refer to note 31 to the accompanying consolidated financial statements.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on Doral Financial, such as a variety of enforcement remedies, including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Prompt Corrective Action under FDICIA” below.

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

Basel III Capital Standards

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

As mentioned above, in June 2012, the Agencies each issued NPRs that would revise and replace the Agencies’ current capital rules to align them with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. Certain proposed requirements of the NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The NPRs provided for a comment period through October 22, 2012 and the proposals are subject to further modification by the Agencies prior to being issued in final form. The proposals suggested an effective date of January 1, 2013, but on November 9, 2012, the Agencies issued a statement saying that given the volume of comments and wide range of views expressed, the Agencies did not expect that any of the proposed rules would become effective on January 1, 2013.

It is also expected that during 2013, the US bank regulatory agencies will propose liquidity standards for US banking organizations because, under Basel III, these standards will begin to come into effect starting in 2015. The liquidity requirements under Basel III relating to liquidity were issued in final form on January 7, 2013.

The ultimate impact on Doral Financial and Doral Bank of the new capital and liquidity standards that may be adopted cannot be determined at this time and will depend on a number of factors, including the final regulatory actions taken by the US bank regulatory agencies. However, any requirement that Doral Financial and Doral Bank maintain more capital, with common equity as a more predominant component, or meet new liquidity requirements, could significantly affect our financial condition, operations, capital position and ability to pursue certain business opportunities.

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

At December 31, 2012, Doral Bank met the minimum regulatory capital requirements to be considered well capitalized, and is considered to be adequately capitalized based on the elevated capital requirements of the Consent Order. Doral Bank’s capital categories, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Bank, and should be considered in conjunction with other available information regarding Doral Bank’s financial condition and results of operations.

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

Dividend Restrictions

The Company is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Company’s net assets in excess of capital or, in the absence of such excess, from the Company’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve has also issued a policy statement saying that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

On February 24, 2009, the Federal Reserve published the “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”), which discusses the ability of bank holding companies to declare dividends and to redeem or repurchase equity securities. The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations. The Federal Reserve provides that the principles discussed in the Supervisory Letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are experiencing financial difficulties.

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

The payment of dividends to Doral Financial by Doral Bank may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The FDIC has indicated that the payment of dividends would constitute unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, the Federal Reserve and the FDIC have issued policy statements that generally provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. Please refer to “— Prompt Corrective Action under FDICIA” above for additional information.

The Consent Order and the Written Agreement prohibit Doral Bank from paying dividends to Doral Financial without obtaining prior written approval from the FDIC, the Office of the Commissioner and the FRBNY, and the Written Agreement prohibits Doral Financial from paying dividends to its stockholders without the prior written approval of the FRBNY and the Director of the Division of Bank Supervision and Regulation of the Federal Reserve.

Please refer to “Regulation and Supervision — Banking Activities — Puerto Rico Regulation,” below, for a description of certain restrictions on Doral Bank’s ability to pay dividends under Puerto Rico law.

FDIC Insurance Assessments

The deposits of Doral Bank are insured by the Deposit Insurance Fund of the FDIC, and are therefore subject to FDIC deposit insurance assessments.

As mentioned above, the Dodd-Frank Act permanently raised the basic limit on deposit insurance by the FDIC from $100,000 to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. On October 9, 2012 the FDIC stated that it had updated its loss, income and reserve ratio projections for the DIF over the next several years and concluded that the DIF reserve ratio is on track to meet the minimum target of 1.35% by September 30, 2020. In December 2010, the FDIC approved a final rule raising its industry target ratio of reserves to insured deposits to 2%, 65 basis points above the statutory minimum of 1.35%, but at the time the FDIC noted that it does not project that goal to be met until 2027.

In addition, the Dodd-Frank Act has had a significant impact on the calculation of deposit insurance assessment premiums going forward. Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity (rather than the previous assessment based on the institution’s insured deposits). The FDIC issued a final rule that implements this change to the assessment calculation on February 7, 2011. As done under the previous rule, the assessment rate of a depository institution will be determined according to its supervisory ratings and capital levels, with adjustments for the depository institution’s unsecured debt and brokered deposits. The deposit insurance rates for depository institutions under the new rule range from 2.5 to 45 cents per $100 of the assessment base (average consolidated assets minus average tangible equity).

The new rule became effective for the quarter beginning April 1, 2011, and was reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The FDIC rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

Under the FDIA, the FDIC also has the authority to impose special assessments upon insured depository institutions when deemed necessary by the FDIC’s board. On November 12, 2009, the FDIC adopted the final rule implementing a prepayment assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 in order to strengthen the cash position of the DIF. Doral’s total prepaid assessment was $67.1 million, which according to the final rule was recorded as a prepaid expense as of December 30, 2009. The prepaid assessment was amortized and recognized by Doral Financial as an expense over the period from 2010 to 2012.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 0.64 cents per $100 of the assessment base (average consolidated assets minus average tangible equity). These assessments will continue until FICO bonds mature in 2019.

As of December 31, 2012, Doral Bank had an FDIC-insurance assessment base of approximately $7.1 billion.

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

Safety and Soundness Standards

Section 39 of the FDIA, as amended by FDICIA, requires each federal banking agency to prescribe for all insured depository institutions that it supervises safety and soundness standards relating to internal control, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the federal banking agency deems appropriate. If an insured depository institution fails to meet any of the standards described above, it may be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If the depository institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the depository institution to correct the deficiency and, until it is corrected, may impose other restrictions on the depository institution, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

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

Interagency Appraisal and Evaluation Guidelines

In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and periodically update valuations of collaterals for existing real estate loans and transactions.

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

As of December 31, 2012 and 2011, Doral Bank had a total of approximately $2.0 billion and $2.2 billion of brokered deposits, respectively. Doral Bank generally uses brokered deposits as a source of less costly funding.

Doral Bank’s liquidity relies in part upon brokered deposits. Under the Consent Order Doral Bank must obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not approve the acceptance, renewal or rolling over of brokered deposits, or limits Doral Bank’s ability in any material way, Doral Bank’s liquidity, operations and ability to meet its obligations will be materially adversely affected.

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

Transactions with Affiliates and Related Parties

Transactions between Doral Bank and any of its affiliates (including Doral Financial) are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net on deposits. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, section 23A (1) limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limits such transactions with all affiliates to an amount equal to 20% of the bank’s capital stock and surplus, and (2) requires that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, section 23B requires that any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W of the Federal Reserve comprehensively implements sections 23A and 23B. The regulation unified and updated Federal Reserve Board staff interpretations issued over the years prior to its adoption, incorporated several interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addressed issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

The Dodd-Frank Act also changed the definition of “covered transaction” in sections 23A and 23B and established limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10% of the capital stock and surplus of the insured depository institution, it has been approved in advance by a majority of the insured depository institution’s non-interested directors.

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

The Banking Law requires that at least 10% of the yearly net income of Doral Bank be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). The Banking Law also provides that when a bank suffers a loss, the loss must first be charged against retained earnings, and the balance, if any, must be charged against the reserve fund. If the balance of the reserve fund is not sufficient to cover the loss, the difference shall be charged against the capital account of the bank and no dividend may be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital of the institution. As a result of losses suffered by Doral Bank in recent years, the current reserve fund balance is zero.

The Banking Law requires every bank to maintain a reserve requirement which shall not be less than 20% of its demand liabilities, other than government deposits (federal, state and municipal) secured by actual collateral. The Office of the Commissioner can, by regulation, increase the reserve requirement to 30% of demand deposits.

The Banking Law generally permits Doral Bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of the Commissioner may permit from time to time. The Office of the Commissioner has permitted the inclusion of up to 50% of retained earnings to banks classified as “1” composite rating and well capitalized. As of December 31, 2012, the legal lending limit for Doral Bank under this provision based solely on its paid-in capital and reserve fund was approximately $100.5 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2012, the lending limit for Doral Bank for loans secured by collateral worth at least 25% more than the amount of the loan was $223.4 million. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. There are also no restrictions under the Banking Law on the amount of loans made by a Puerto Rico bank to the Government of the United States or the Commonwealth or to any municipality, instrumentality, authority or dependency of the United States or the Commonwealth.

The Banking Law authorizes Doral Bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company.

The Banking Law prohibits Puerto Rico commercial banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is made pursuant to a stock repurchase program approved by the Office of the Commissioner or is necessary to prevent losses because of a debt previously contracted in good faith.

The Banking Law provides that no officers, directors, agents or employees of a Puerto Rico commercial bank may serve as an officer, director, agent or employee of another Puerto Rico commercial bank, financial corporation, savings and loan association, trust company, corporation engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to affiliates of a Puerto Rico commercial bank.

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

As mentioned above, on August 8, 2012, the members of the Board of Directors of Doral Bank entered into the Consent Order with the FDIC and the Office of the Commissioner. The Consent Order requires the board of directors of Doral Bank to oversee Doral Bank’s compliance with the Consent Order through specified meetings and notifications to the FDIC and the Office of the Commissioner. In addition, the Consent Order requires the bank to have and retain qualified management acceptable to the FDIC, and also requires Doral Bank to undertake through a third party consultant an assessment of its board and management needs as well as a review of the qualifications of the current directors and senior executive officers. The Consent Order also requires Doral Bank to establish plans, policies or procedures acceptable to the FDIC and the Office of the Commissioner relating to its capital (as well as a contingency plan for the sale, merger or liquidation of Doral Bank in the event its capital falls below required levels), profit and budget plan, ALLL, loan policy, loan review program, loan modification program, appraisal compliance program and its strategic plan that comply with the requirements set forth in the Consent Order. Doral Bank cannot pay a dividend without the approval of the Regional Director of the FDIC and the Office of the Commissioner. The Board of Directors of Doral Bank is required to establish a compliance committee to oversee Doral Bank’s compliance with the Consent Order and Doral Bank is required to provide quarterly updates to the Regional Director of the FDIC and the Office of the Commissioner of its compliance with the Consent Order. Please refer to Part I, Item 3, Legal Proceedings for additional information regarding regulatory enforcement matters.

IBC Act

On December 16, 2008, Doral Investment International LLC was organized to become a new subsidiary of Doral Bank. Doral Investment International LLC was granted license by the Office of the Commissioner to operate as an international banking entity (“IBE”) under the Puerto Rico International Banking Center Regulatory Act (the “IBC Act”) on February 2, 2010, but is not currently operational. Doral Investment International LLC is subject to supervision, examination and regulation by the Office of the Commissioner under the IBC Act.

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

Section 12 of the Banking Law requires the prior approval of the Office of the Commissioner with respect to a transfer of voting stock of a bank which results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquires more than 5% of the outstanding voting capital stock of the bank. The Office of the Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Banking Law, the determination of the Office of the Commissioner whether to approve a change of control filing is final and non-appealable.

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

Insurance Operations

Doral Insurance Agency is registered as a corporate agent and general agency with the Office of the Commissioner of Insurance of Puerto Rico (the “Commissioner of Insurance”). The operations of Doral Insurance Agency are subject to the applicable provisions of the Puerto Rico Insurance Code and to regulation by the Commissioner of Insurance relating to, among other things, licensing of employees, sales practices, charging of commissions, obligations to customers and reporting requirements. Doral Insurance Agency is subject to supervision and examination by the Commissioner of Insurance.

Changes to Legislation or Regulation

Changes to federal, state, Commonwealth and local laws and regulations (including changes in interpretation and enforcement) can affect the operating environment of Doral Financial and its subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if adopted, may change laws and regulations and Doral Financial’s operating environment. If adopted, some of these laws and regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings institutions, credit unions and other financial institutions. Doral Financial cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal, state and Puerto Rico banking regulatory authorities will continue and potentially increase.

Item 1A Risk	Factors

Our business, financial condition, operating results and/or the market price of our common stock may be adversely affected by a number of risk factors. Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risk factors set forth below. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. These risk factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Annual Report on Form 10-K or included in our other filings with the SEC. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition and results of operations.

The risk factors described below are not the only risks faced by the Company. Additional risks and uncertainties not currently known to the Company or currently deemed by the Company to be immaterial also may materially affect the Company’s business, financial condition or results of operations. Please also refer to the section titled “Forward Looking Statements” in this Annual Report on Form 10-K.

Risks Related to our Business and Operations

Operating restrictions and conditions under the Consent Order and the Written Agreement will increase Doral Financial’s operating costs and adversely affect Doral Financial’s results of operations.

Doral Bank entered into the Consent Order with the FDIC and the Office of the Commissioner on August 8, 2012, and Doral Financial entered into the Written Agreement with the FRBNY on September 11, 2012. The Consent Order and the Written Agreement impose operating restrictions and conditions on Doral Bank and Doral Financial. Both the Consent Order and the Written Agreement increase the reporting obligations of Doral Financial and Doral Bank to their regulators.

We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Consent Order and the Written Agreement, which are expected to increase our operational costs and adversely affect the amount of time our management has to conduct our business. The additional operating costs to comply with, and the restrictions under, the Consent Order and the Written Agreement will adversely affect Doral Financial’s results of operations.

Under the Consent Order and the Written Agreement the FRBNY, FDIC and the Office of the Commissioner may impose conditions on Doral Financial and/or Doral Bank that one or both entities may not be able to comply with, or even if complied with may materially adversely affect Doral Financial’s and/or Doral Bank’s operations and liquidity and capital resources, as well as their ability to meet their regulatory or financial obligations. If we fail to comply with the Consent Order or the Written Agreement in the future, or if, in the opinion of the FRBNY, FDIC, or the Office of the Commissioner, our financial condition has significantly deteriorated, we may become subject to additional regulatory enforcement actions up to and including the appointment of a receiver or conservator for Doral Bank.

Doral Financial and Doral Bank are subject to the supervision and regulation of various banking regulators and have entered into the Written Agreement and the Consent Order with these regulators, and these regulators could take additional actions against Doral Financial or Doral Bank.

As a regulated financial services firm, our good standing with our regulators is of fundamental importance to the continuation and growth of our businesses. Doral Financial is subject to supervision and regulation by the

FRBNY and the Office of the Commissioner, and Doral Bank is subject to supervision and regulation by the FDIC, the Office of the Commissioner and the state banking regulatory authorities of the states in which it has operations.

Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The enforcement powers available to federal banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease and desist or removal orders, to require written agreements and to initiate injunctive actions.

Doral Financial and Doral Bank have entered into the Written Agreement and the Consent Order with the FRBNY, the FDIC and the Office of the Commissioner. These banking regulators could take further action with respect to Doral Financial or Doral Bank and, if any such further action were taken, such action could have a material adverse effect on Doral Financial. The operating and other conditions of the Consent Order and the Written Agreement could lead to an increased risk of being subject to additional regulatory actions, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by these federal and state regulators. Doral Financial’s banking regulators could take additional actions to protect Doral Bank or to ensure that the holding company remains as a source of financial and managerial strength to Doral Bank, and such actions could have adverse effects on Doral Financial.

Our ability to diversify our business operations by expanding in the United States is dependent upon approval of our operating plans by the FRBNY, the FDIC and/or the Office of the Commissioner. If we do not continue to receive the approval of the FRBNY, the FDIC and/or the Office of the Commissioner to develop our operations in the United States our business and results of operations will be materially adversely affected.

Because of the weak economic conditions in Puerto Rico we are diversifying our business operations through the development of our banking operations in New York and Florida. Currently, approximately 27.81% of all our assets are in New York and Florida. Because Doral Financial is party to the Written Agreement with the FRBNY and Doral Bank is party to the Consent Order with the FDIC and the Office of the Commissioner, we may be required to seek approval to take some actions under our operating plans, including developing our banking operations in New York and Florida. If the FRBNY, the FDIC and/or the Office of the Commissioner do not approve the continued development of our banking operations in New York and Florida, our business and results of operations will be materially adversely affected.

Doral Bank is required to obtain the approval from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not allow Doral Bank to accept, renew or rollover any brokered deposits, Doral Bank may not be able to meet its liquidity needs or future obligations.

Doral Bank’s liquidity relies in part upon brokered deposits. Under the Consent Order with the FDIC, Doral Bank must obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not approve the acceptance, renewal or rolling over of brokered deposits, or limits Doral Bank’s ability in any material way, Doral Bank’s liquidity, operations and ability to meet its obligations will be materially adversely affected.

Our decisions regarding credit risk and the allowance for loan and lease losses may materially and adversely affect our business and results of operations. If we need to materially increase our allowance for loan and lease losses, our business and results of operations will be materially adversely affected.

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

We believe our allowance for loan and lease losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio. However, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed the allowance for loan and lease losses and that additional provisions to increase the allowance for loan and lease losses will be required. In addition, the FDIC as well as the Office of the Commissioner may require us to establish additional reserves. Additions to the allowance for loan and lease losses would adversely affect our results of operations and our financial condition.

Deteriorating credit quality has adversely impacted us and may continue to adversely impact us.

We have experienced a downturn in credit quality since 2006. Our credit quality has continued to be under pressure during 2012 as a result of continued recessionary conditions in Puerto Rico and the recent slow-down in consumer activity and economic growth in the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. We expect that credit conditions and the performance of our loan portfolio may continue to deteriorate in the near future.

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

Substantially all of our loans are located within the boundaries of the United States economy. Whether the collateral for a loan is located in Puerto Rico or the United States mainland, the performance of our loan portfolio and the collateral value backing the loan transactions are dependent upon the performance of and conditions within each specific real estate market. Puerto Rico has been in recessionary conditions since 2006. Sustained weak economic conditions that have affected Puerto Rico and the United States over the last several years have resulted in declines in collateral values.

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

Under regulatory capital adequacy guidelines and other regulatory requirements, Doral Financial and Doral Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to quantitative judgments by regulators regarding components, risk weightings and other factors. Supervisory guidelines also address, among other things, asset quality and liquidity. If either Doral Financial or Doral Bank fail to meet these minimum capital adequacy requirements or any other supervisory and regulatory requirements (including those requirements set forth in the Consent Order and the Written Agreement), our business and financial condition will be adversely affected. A failure to meet regulatory capital adequacy guidelines, among other things, would further affect Doral Bank’s ability to accept or rollover brokered deposits and could result in additional supervisory actions by federal and/or Puerto Rico banking authorities.

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

Although we and our third party service providers devote significant resources to maintain and upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Despite our efforts and those of our third party service providers to ensure the integrity of these systems, it is possible that we or our third party service providers may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources.

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

While we have policies and procedures designed to prevent or limit the effect of the possible security breach of our information systems, if unauthorized persons were somehow to get access to confidential or proprietary information in our possession or to our proprietary information, it could result in significant legal and financial exposure, damage to our reputation or a loss of confidence in the security of our systems that could adversely affect our business.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect our financial statements. Three of Doral Financial’s most critical estimates are the level of the allowance for loan and lease losses, the valuation of mortgage servicing rights and the reserve for deferred tax assets.

Due to the inherent nature of these estimates we may significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, and may recognize a significant provision for impairment of our mortgage servicing rights. If Doral Financial’s allowance for loan and lease losses turns out to be insufficient to cover actual losses in our loan portfolio, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, Doral Financial may have to increase its allowance for loan and lease losses, which could have a material adverse effect on its capital and results of operations. Maintaining deferred tax assets without reserves requires generation of future taxable income levels that provides for use of the deferred tax assets in the future.

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

We have previously sold or securitized mortgage loans in transactions with FNMA and other counterparties subject to partial or full recourse. As of December 31, 2012, the maximum contractual exposure to us if we were required to purchase all loans sold subject to partial or full recourse was $476.7 million, $388.9 million of which consisted of exposure to FNMA. Our contractual agreements with FNMA authorize FNMA to require us to post additional collateral to secure our recourse obligations with FNMA, and FNMA has the contractual right to request collateral for the full amount of our recourse obligations when, as now, we do not maintain an investment grade rating. In January 2006, we agreed to post with FNMA $44.0 million in collateral to secure our recourse obligations, and currently have $44.9 million pledged to FNMA as collateral.

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

Our ability to sell mortgage products to government-sponsored entities (“GSEs”), such as FNMA, FHLMC and GNMA, depends, among other things, on our financial condition and the historical performance of our mortgage products. To protect our ability to continue to sell mortgage products to GNMA and other GSEs, we have and may in the future repurchase defaulted loans from such counterparties. During 2012 and 2011, we repurchased $42.0 million and $54.7 million, respectively, of defaulted FHA guaranteed loans from GNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the GSEs would have a material adverse effect on our results of operations and financial condition.

We may fail to retain and attract key employees and management personnel.

Our success has been and will continue to be influenced by our ability to retain and attract key employees and management personnel, including senior and middle management. Our ability to attract and retain key employees and management personnel may be adversely affected as a result of the workload and stress associated with our business transformation efforts, and related regulatory risks and uncertainties; and the consolidation of the Puerto Rico banking industry.

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

Under Doral Financial’s by-laws, Doral Financial is obligated to pay in advance the reasonable expenses incurred by former officers and directors in defending civil or criminal actions or proceedings pending final disposition of such actions. Since 2005, Doral Financial has been advancing funds on behalf of various former officers and directors in connection with the grand jury proceeding referred to above and investigations by the SEC relating to the restatement of Doral Financial’s financial statements.

On March 6, 2008, a former treasurer of Doral Financial was indicted for alleged criminal violations involving securities and wire fraud. On April 29, 2010, the former treasurer of Doral Financial was convicted on three of the five counts of securities and wire fraud he was facing after a five-week jury trial, which conviction he is appealing.

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

From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or an adverse affect to our reputation among investors or to customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition.

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

Risks Related to the General Business Environment and our Industry

Our credit quality may continue to be adversely affected by Puerto Rico’s recessionary economic conditions.

Because a majority of our business activities and credit exposure are still concentrated in Puerto Rico, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

The economy of Puerto Rico entered into a recession in the fourth quarter of the government’s fiscal year ended June 30, 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.5%, respectively. According to the projections of the Puerto Rico Planning Board, a government agency, made in November 2012, real gross national product for fiscal years 2012 and 2013 is expected to increase by 0.4% and 0.6%, respectively, although there can be no assurance this will prove accurate.

The long recession in Puerto Rico has resulted in, among other things, a reduction in lending activity and an increase in the rate of default in commercial loans, commercial real estate loans, construction loans, consumer loans and residential mortgages. We have also experienced significant losses on our Puerto Rico loan portfolio due to a higher level of defaults on commercial loans, commercial real estate loans, construction loans, consumer loans and residential mortgages. The prolonged recessionary economic environment in Puerto Rico accelerated the devaluation of properties and increased portfolio delinquency when compared with previous periods.

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

We conduct our operations in a geographically concentrated area, as our main market is in Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. Our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political development, continued recessionary economic conditions or natural disasters, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses and reduce the value of our loans and loan servicing portfolio.

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

This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and has and may continue to adversely affect our business, financial condition and results of operations. We experienced increased levels of non-performing assets and OTTI charges and losses on our non-agency mortgage-backed securities as a result of past market conditions. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•

We may be required to pay in the future significantly higher FDIC assessments to insure our deposits if our FDIC assessment ratings continue to deteriorate or if market conditions do not improve or worsen.

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

The United States and other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected, and are likely to continue to negatively affect for some time, our assets, including our loans and securities portfolios, capital levels, results of operations and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have stabilized the severe financial crisis that occurred in the second half of 2008, but the extent to which these programs and policies will assist in an economic recovery or may lead to adverse consequences, whether anticipated or unanticipated, is still unclear. If these programs and policies are ineffective in bringing about an economic recovery or result in substantial adverse developments, the economic conditions may again become more severe, or adverse economic conditions may continue for a substantial period of time. In addition, economic uncertainty that may result from the downgrading of United States long-term debt, from the fiscal imbalances in federal, state and local municipal finances combined with the political difficulties in resolving these imbalances, and from the debt and other economic problems of several European countries, may directly or indirectly adversely impact economic conditions faced by us and our customers. Any increase in the severity or duration of adverse economic conditions, including a double-dip recession in the United States or a further delay in the economic recovery of Puerto Rico, would adversely affect our financial condition and results of operations.

Our business could be adversely affected if we cannot maintain access to stable funding sources.

The credit markets, although recovering, have experienced extreme volatility and disruption in recent years. At times during the past few years, the volatility and disruptions reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity of certain issuers, particularly for non-investment grade issuers like us.

Our business requires continuous access to various funding sources. We need liquidity to, among other things, pay our operating expenses, pay interest on our debt, maintain our lending and investment activities and replace certain maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and our credit capacity. Our cash flows and financial condition could be materially affected by disruptions in the financial markets.

We are generally able to fund our operations through deposits as well as through advances from the FHLB and other alternative sources such as repurchase agreements, loans and brokered deposits. We expect to have continued access to credit from the foregoing sources of funds. However, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption, or if negative developments occur with respect to us, the availability and cost of funding sources could be adversely affected. Our efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global markets or other reductions in liquidity driven by us or market-related events. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail our loan origination and investment activities, which would have a material adverse effect on our operations and financial condition.

Brokered deposits are typically sold through an intermediary to retail investors. Our ability to continue to attract brokered deposits is subject to variability based on a number of factors, including volume and volatility in the global markets, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates on deposits. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect our ability to fund a portion of our operations and/or meet obligations.

Recent and/or future U.S. credit downgrades or changes in outlook by major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.

On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other United States government agencies linked to long-term United States debt. It is difficult to predict the effect of these actions, or any future downgrades or changes in outlook by Standard & Poor’s or either of the other two major credit rating agencies. However, these events could impact the trading market for United States government securities, including agency securities, and the securities markets more broadly, and consequently could impact the value and liquidity of financial assets, including assets in our investment portfolio. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowing under repurchase agreements, at reasonable terms. In turn, this could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Implementation of BASEL III could reduce our regulatory capital ratios and increase regulatory capital requirements.

In June 2012, Agencies issued NPRs that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The proposed NPRs provided for a comment period through October 22, 2012 and the proposals are subject to further modification by the Agencies prior to being issued in final form. The proposals suggested an effective date of January 1, 2013, but on November 9, 2012 the Agencies issued a statement saying that given the volume of comments and wide range of views expressed, the Agencies did not expect that any of the proposed rules would become effective on January 1, 2013.

The proposed revisions would, among other things, include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The NPRs also would establish more conservative standards for including an instrument in regulatory capital. The revisions set forth in these NPRs are consistent with section 171 of the Dodd-Frank Act, which requires the Agencies to establish minimum risk-based and leverage capital requirements. The Agencies are also proposing to revise their rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years. The revisions include methodologies for determining risk-weighted assets for residential mortgages, securitization exposures, and counterparty credit risk.

The implementation of the NPRs as proposed could reduce our regulatory capital ratios.

We operate within a highly regulated industry and our business and results are significantly affected by the regulations to which we are subject; changes in statutes and regulations could adversely affect us.

We operate within a highly regulated environment. The regulations to which we are subject will continue to have a significant impact on our operations and the degree to which we can grow and be profitable. Certain regulators which supervise us have significant power in reviewing our operations and approving our business practices. These powers include the ability to place limitations or conditions on activities in which we engage or intend to engage. Particularly in recent years, our businesses have experienced increased regulation and regulatory scrutiny, often requiring additional resources. We are also subject to the requirements and limitations of the Consent Order and the Written Agreement. If we do not comply with governmental regulations and other supervisory requirements, we may become subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations.

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

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the DIF. Recent economic conditions have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which were permanently increased to $250,000 by the Dodd-Frank Act) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums. In October 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. In December 2010, the FDIC approved a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

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

Our financial statements are subject to the application of US GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards and updates thereto issued by FASB. Market conditions have prompted accounting standard setters to promulgate new requirements that further interpret or seek to revise accounting pronouncements related to financial instruments, structures or transactions as well as to revise standards to expand disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed by us in footnotes to our financial statements included in our filings with the SEC. An assessment of proposed standards and updates thereto is not provided as such proposals are still subject to change. It is possible that future accounting standards and updates thereto that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Risks related to our common stock

Our common stock may be delisted from the New York Stock Exchange

On November 8, 2012, we were notified by the NYSE that the average per share closing price of our common stock during the 30 trading-day period ending October 31, 2012 was below the NYSE’s continued listing standard relating to minimum average closing share price. The NYSE’s Listed Company Manual provides that we will be considered to be below compliance standards if the average closing price of our common stock is less than $1.00 over a consecutive 30 trading-day period.

We have six months from receipt of the notice to regain compliance with the NYSE’s price condition and bring our share price and average share price back above $1.00 per share. We notified the NYSE that we intend to regain compliance with the NYSE’s price condition and bring our share price and average share price back above $1.00 per share. Among other things, if we effectuate a reverse stock split vote at our next annual meeting of stockholders to cure the condition, the condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.

It is not certain that we will be able to regain compliance with the NYSE’s price condition within the time frame allotted. Delisting from the NYSE would have an adverse effect on the liquidity of our common stock and, as a result, the market price of our common stock would be adversely affected.

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

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. On April 25, 2006, we announced that, as a prudent capital management decision designed to preserve and strengthen our capital, our board of directors had suspended the quarterly dividend on our common stock. In addition, we will be unable to pay dividends on our common stock unless and until we resume payments of dividends on our preferred stock, which were suspended by our board of directors in March 2009.

Our ability to pay dividends in the future is limited by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over Doral Financial and such other factors deemed relevant by our board of directors. Under the Written Agreement, we are restricted from paying dividends on our capital stock without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve. We are required to request permission for the payment of dividends on our common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date. We may not receive approval for the payment of such dividends in the future or, even with such approval, our board of directors may not resume payment of dividends.

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

•

changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us, including those relating to general market or economic conditions and those that may be specifically directed to us;

•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in our principal markets;

•	the departure of key personnel;

•	changes in the credit, mortgage and real estate markets;

•	operating results that vary from expectations of management, securities analysts and investors;

•	operating and stock price performance of companies that investors deem comparable to us;

•	changes in financial reports by securities analysts;

•	developments related to investigations, proceedings, or litigation that involves us and developments relating to the Consent Order and the Written Agreement; and

•	the occurrence of major catastrophic events, including terrorist attacks.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Doral Financial maintains its principal administrative and executive offices in an office building known as the Doral Financial Plaza, located at 1451 Franklin D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $49.4 million. The building is subject to a mortgage in the amount of $36.3 million.

In addition, Doral Bank maintains 26 retail banking branches in Puerto Rico, at which mortgage origination offices are co-located in all of these branches. Of the properties on which the 26 branch locations are situated, 9 properties are owned by Doral Financial and 17 properties are leased by Doral Financial from third parties.

As of December 31, 2012, Doral Bank was in the process of opening an administrative office in the Brickell World Plaza building located at 600 Brickell Avenue in Miami, Florida where it leases approximately 20,000 square feet of office space.

The administrative offices of Doral Money and the U.S. operations of Doral Bank are located at 623 Fifth Avenue in New York, New York, where it leases approximately 32,500 square feet. Doral Bank currently operates 3 branches in the metropolitan area of New York City and 5 branches in the northwest area of Florida. These branches are leased by Doral Bank from third parties, with the exception of three branches in Florida, which are owned by Doral Bank.

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

Legal Matters

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

On April 12, 2012, Mario L. Levis voluntarily dismissed the case pending before the Supreme Court of New York. Mr. Levis immediately thereafter filed a new complaint against the Company in the Superior Court of Puerto Rico. In his complaint Mr. Levis does not specify the exact amount of money and damages claimed, but he alleges that the Company owes him money and requests the fulfillment of the obligation to advance payment for the litigation costs concerning the defense of an indictment returned against him by a Grand Jury of the United States District Court for the Southern District of New York, which charged him with various counts of securities and wire fraud. The case is in its early stages and discovery has commenced. Mr. Levis and the Company’s dispositive motions are pending resolution of the Superior Court of Puerto Rico.

Lehman Brothers Transactions

Prior to 2012, Doral Financial Corporation and Doral Bank (together and for purposes of this transaction defined as “Doral”), had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with repurchase financing agreements and forward To-Be-Announced (“TBA”) agreements. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The filing of the SIPC liquidation proceeding was an event of default under the repurchase agreements and the forward TBA agreements resulting in their termination as of September 19, 2008.

The termination of the agreements led to a reduction in the Company’s total assets and total liabilities of approximately $509.8 million and caused Doral to recognize a previously unrealized loss on the value of the securities subject to the agreements, resulting in a $4.2 million charge during 2008. During 2009, Doral timely filed customer claims against LBI in the SIPC liquidation proceeding for LBI, stating that it was owed approximately $43.3 million.

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

Banking Regulatory Matters

On August 8, 2012, the members of the board of directors of Doral Bank entered into a Consent Order with the FDIC and the Commissioner of Financial Institutions of Puerto Rico (the “Commissioner”). The FDIC has also notified Doral Bank that it deems Doral Bank to be in troubled condition. The Consent Order with the FDIC requires the board of directors of Doral Bank to oversee Doral Bank’s compliance with the Consent Order through specified meetings and notifications to the FDIC and the Commissioner. In addition, the Consent Order requires the bank to have and retain qualified management acceptable to the FDIC. The Consent Order also requires Doral Bank to undertake through a third party consultant an assessment of its board and management needs as well as a review of the qualifications of the current directors and senior executive officers. The Consent Order requires Doral Bank to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” by the FDIC and the Commissioner. Doral Bank also is required to establish and provide to the FDIC for review a Delinquent and Classified Asset Plan to reduce Doral Bank’s risk position in each loan in excess of $1 million which is more than 90 days delinquent or classified “Substandard” or “Doubtful” in a report of examination by the FDIC and the Commissioner. The Consent Order also requires Doral Bank to establish plans, policies or procedures acceptable to the FDIC and the Commissioner relating to its capital (as well as a contingency plan for the sale, merger or liquidation of Doral Bank in the event its capital falls below required levels), profit and budget plan, ALLL, loan policy, loan review program, loan modification program, appraisal compliance program and its strategic plan that comply with the requirements set forth in the Consent Order. Doral Bank is required to obtain a waiver from the FDIC before it may accept brokered deposits or extend credit to certain delinquent borrowers. Doral Bank cannot pay a dividend without the approval of the Regional Director of the FDIC and the Commissioner. The board of directors of Doral Bank is required to establish a compliance committee to oversee Doral Bank’s compliance with the consent order and Doral Bank is required to provide quarterly updates to the Regional Director of the FDIC and the Commissioner of its compliance with the Consent Order.

Doral Financial also entered into a written agreement dated September 11, 2012 with its primary supervisor, the FRBNY, which replaces and supersedes the Cease and Desist Order entered into by Doral with the Board of Governors of the Federal Reserve System on March 16, 2006. The Written Agreement, among other things, requires the Company to: (a) take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Doral Bank, including steps to ensure that Doral Bank complies with any supervisory action taken by Doral Bank’s federal and state regulators; (b) undertake a management and staffing review to aid in the development of a suitable management structure that is adequately staffed by qualified and trained personnel; (c) establish programs, policies and procedures acceptable to the FRBNY relating to credit risk management practices, credit administration, loan grading, asset improvement, other real estate owned, allowance for loan and lease losses, accounting and internal controls, and internal audit; (d) not declare any dividends without the prior written approval of the FRBNY and the Director of Banking Supervision and Regulation of the Board of Governors; (e) not directly or indirectly take any dividends or any other form of payment representing a reduction of capital from Doral Bank without the prior approval of the FRBNY; (f) not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the FRBNY; (g) submit to the FRBNY an acceptable written plan to maintain sufficient capital at Doral Financial on a consolidated basis; and (h) seek regulatory approval prior to the appointment of a new director or senior executive officer, any change in a senior executive officer’s responsibilities, or making certain severance or indemnification payments to directors, executive officers or other affiliated persons.

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

These banking regulators could take further actions with respect to Doral Financial or Doral Bank and, if such further actions were taken, such actions could have a material adverse effect on Doral Financial. The operating and other conditions of the Consent Order and the Written Agreement could lead to an increased risk of being subject to additional regulatory actions, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by these federal and state regulators that further downgrade the regulatory ratings of Doral Financial and/or Doral Bank. If Doral Financial and/or Doral Bank fail to comply with the requirements of the Written Agreement or the Consent Order in the future, Doral Financial and/or Doral Bank may be subject to additional regulatory enforcement actions up to and including the appointment of a receiver or conservator for Doral Bank.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of                 Equity Securities.

Doral Financial’s common stock, $0.01 par value per share (the “Common Stock”), is traded and quoted on the New York Stock Exchange under the symbol “DRL.”

On November 8, 2012, the Company was notified by the NYSE that the average per share closing price of its common stock during the 30 trading-day period ending October 31, 2012 was below the NYSE’s continued listing standard relating to minimum average closing share price. The Company has six months from receipt of notice to regain compliance with the NYSE’s price condition and bring its share price and average share price back above $1.00 per share.

The Company can regain compliance at any time during the six-month cure period if, on the last trading day of any calendar month during the six-month cure period, the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The Company can also regain compliance if, at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the consecutive 30 trading-day period ending on the last trading day of the cure period, are attained. If the Company effectuates a reverse stock split vote at its next annual meeting of stockholders to cure the condition, the condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.

Subject to NYSE’s rules, during the cure period, shares of the Company’s common stock will continue to be listed and will trade on the NYSE, subject to the Company’s continued compliance with the NYSE’s other applicable listing rules. Until the Company is able to cure this deficiency, shares of the Company’s common stock will trade under the symbol “DRL.BC”. The Company is currently in compliance with all other NYSE listing rules.

The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of Doral’s Common Stock:

	Calendar	Price Range
Year	Quarter	High	Low
2012	4th	$1.02	$0.57
	3rd	1.54	0.94
	2nd	1.92	1.21
	1st	1.64	1.03

2011	4th	$1.38	$0.57
	3rd	2.60	1.08
	2nd	2.12	1.04
	1st	1.64	1.06

As of March 4, 2013 the approximate number of record holders of Doral Financial’s Common Stock was 195, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $0.54 per share.

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

During 2003, Doral Financial issued 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock (the “Convertible Preferred Stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of Convertible Preferred Stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The Convertible Preferred Stock ranks on parity with Doral Financial’s outstanding Noncumulative Preferred Stock with respect to dividend rights and rights upon liquidation, winding up or dissolution. As of December 31, 2012, there were 813,526 shares issued and outstanding of the Convertible Preferred Stock.

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

Refer to Note 35 of the accompanying consolidated financial statements for additional information.

Dividends

On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the board of directors had suspended the quarterly dividend on the Common Stock. As a result, Doral Financial has not declared or paid dividends on its Common Stock since the first quarter of 2006.

Under the Written Agreement, Doral Financial is restricted from paying dividends on its capital stock without the prior written approval of the FRBNY and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on our Common Stock and preferred stock not less than 30 days prior to a proposed dividend declaration date. Doral Financial may not receive approval for the payment of such dividends in the future or, even with approval, Doral Financial’s board of directors may not resume the payment of dividends.

On March 20, 2009, the board of directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of Cumulative and Noncumulative Preferred Stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of Noncumulative Preferred Stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

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

Special U.S. federal income tax rules apply to distributions received by U.S. citizens in stock of a passive foreign investment company (“PFIC”) as well as amounts retained from the sale or exchange of stock of a PFIC. Based upon certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and proposed Treasury Regulations promulgated thereunder, Doral Financial understands that it has not been a PFIC for any of its prior taxable years.

For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to the information included in Part III, Item 12 of this Annual Report on Form 10-K, which is incorporated by reference from the 2013 Proxy Statement, and to note 36, “Stock Options and Other Incentive Plans” of the accompanying consolidated financial statements of Doral Financial, which are included as an Exhibit in Part IV, Item 15 of this Annual Report on Form 10-K.

Sales of unregistered securities

There were no sales of unregistered securities by the Company during 2012.

Stock Repurchase

No purchases of Doral Financial’s equity securities were made by or on behalf of Doral Financial for the year ended December 31, 2012.

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

The following performance graph compares the yearly percentage change in Doral Financial’s cumulative total stockholder return on its common stock to that of the Center for Research in Security Prices, Booth School of Business, the University of Chicago (“CRSP”) NYSE Market Index (U.S. Companies) and the CRSP Index for NYSE Depository Institutions (SIC 6000-6099 U.S. Companies) (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2007 in each of Doral Financial’s common stock, the NYSE Market Index (U.S. Companies) and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of Doral Financial’s Common Stock.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data as of the dates and for the periods indicated. This information should be read in conjunction with Doral Financial’s consolidated financial statements and the related notes thereto.

	Year ended December 31,
(In thousands, except for share and per share data)	2012	2011	2010	2009	2008
Selected Income Statement Data:
Interest income	$368,477	$367,617	$405,269	$461,035	$527,179
Interest expense	147,952	178,722	240,917	290,638	347,193

Net interest income	220,525	188,895	164,352	170,397	179,986
Provision for loan and lease losses	176,098	67,525	98,975	53,663	48,856

Net interest income after provision for loan and lease losses	44,427	121,370	65,377	116,734	131,130
Non-interest income (loss)	85,779	118,827	(18,558)	83,948	76,636
Non-interest expenses	294,986	249,180	323,830	243,303	240,024

Loss before income taxes	(164,780)	(8,983)	(277,011)	(42,621)	(32,258)
Income tax (benefit) expense	(161,481)	1,707	14,883	(21,477)	286,001

Net loss	$(3,299)	$(10,690)	$(291,894)	$(21,144)	$(318,259)

Net loss attributable to common shareholders(1)	$(12,960)	$(20,350)	$(274,418)	$(45,613)	$(351,558)

Accrued dividends:
Preferred stock	$9,661	$9,660	$9,109	$15,841	$33,299

Preferred stock exchange inducement, net	$—	$—	$26,585	$(8,628)	$—

Net loss per common share(1)(2)	$(0.10)	$(0.16)	$(2.96)	$(0.81)	$(6.53)

Book value per common share	$3.76	$3.80	$4.01	$7.41	$6.17
Preferred shares outstanding at end of period	5,811,391	5,811,391	5,811,391	7,500,850	9,015,000
Weighted average common shares outstanding	128,443,574	127,321,477	92,657,003	56,232,026	53,810,110
Common shares outstanding at end of period	128,460,423	128,295,756	127,293,756	62,064,303	53,810,110
Selected Balance Sheet Data at Year End:
Cash and cash equivalents (including restricted cash)	$729,037	$495,445	$519,040	$825,690	$196,416
Investment securities	393,832	597,652	1,550,094	2,836,903	3,681,028
Total loans, net(3)	6,477,522	6,138,645	5,784,183	5,695,964	5,506,303
Allowance for loan and lease losses	135,343	102,609	123,652	140,774	132,020
Servicing assets, net	99,962	112,303	114,342	118,493	114,396
Total assets	8,478,246	7,981,364	8,652,963	10,237,365	10,147,766
Deposits	4,628,008	4,411,289	4,648,213	4,667,591	4,441,803
Borrowings	2,683,975	2,476,554	2,896,213	4,470,056	4,526,091
Total liabilities	7,642,573	7,141,210	7,790,768	9,362,321	9,242,595
Preferred equity	352,082	352,082	352,082	415,428	573,250
Common equity	483,591	488,072	510,113	459,616	331,921
Total stockholders’ equity	835,673	840,154	862,195	875,044	905,171
Operating Data:
Loan production	$2,409,457	$1,763,792	$1,439,333	$1,147,742	$1,327,521
Loan servicing portfolio(4)	$7,594,352	$7,898,328	$8,208,060	$8,655,613	$9,460,350
Selected Financial Ratios:
Performance:
Net interest margin	2.95%	2.50%	1.87%	1.76%	1.88%
Efficiency ratio	94.79%	86.64%	123.97%	98.50%	91.78%
Return on average assets	(0.04)%	(0.13)%	(3.08)%	(0.21)%	(3.10)%
Return on average common equity	(2.77)%	(4.03)%	(59.24)%	(10.42)%	(52.61)%
Capital:
Leverage ratio	9.39%	9.13%	8.56%	8.43%	7.59%
Tier 1 risk-based capital ratio	11.93%	12.18%	13.25%	13.82%	13.80%
Total risk-based capital ratio	13.19%	13.44%	14.51%	15.08%	17.07%

	Year ended December 31,
(In thousands, except for share and per share data)	2012	2011	2010	2009	2008
Asset quality:
NPAs as percentage of the net loan portfolio (excluding GNMA defaulted loans) and OREO	14.55%	12.62%	14.88%	16.65%	14.42%
NPAs as percentage of consolidated total assets	10.56%	9.40%	9.86%	9.21%	7.69%
NPLs to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)	12.15%	9.67%	11.63%	15.19%	13.19%
ALLL to period-end loans receivable	2.19%	1.73%	2.21%	2.55%	2.51%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	2.21%	1.76%	2.29%	2.63%	2.54%
ALLL plus partial charge-offs and discounts to loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)	5.65%	4.49%	4.02%	3.42%	n/a
ALLL to NPLs (excluding NPLs held for sale)	18.22%	18.20%	19.79%	16.91%	18.69%
ALLL plus partial charge-offs and discounts to NPLs (excluding NPLs held for sale)	41.41%	31.97%	32.36%	22.15%	n/a
ALLL to net charge-offs	94.41%	115.85%	106.51%	313.47%	317.59%
Provision for loan and lease losses to net charge-offs	122.83%	76.24%	85.25%	119.49%	117.53%
Net annualized charge-offs to average loan receivable	2.36%	1.55%	2.08%	0.85%	0.80%
Recoveries to charge-offs	2.89%	1.83%	1.54%	5.52%	2.37%
Other ratios:
Average common equity to average assets	5.67%	6.12%	5.36%	3.53%	6.11%
Average total equity to average assets	9.94%	10.38%	9.69%	8.61%	12.10%
Tier 1 common equity to risk-weighted assets	6.53%	6.24%	6.94%	7.16%	6.00%

(1)

For the years ended December 31, 2010 and 2009, net loss per common share includes $26.6 million and $8.6 million, respectively, related to the net effect of the conversions of preferred stock during the years indicated.

(2)	For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, net loss per common share represents the basic and diluted loss per share, respectively.

(3)	Includes loans held for sale.

(4)

Represents the total portfolio of loans serviced for third parties. Excludes $3.8 billion, $4.4 billion, $4.4 billion, $4.4 billion and $4.2 billion of mortgage loans owned by Doral Financial at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the years ended December 31, 2012, 2011, 2010, 2009 and 2008, are as follows:

Year ended December 31,
	2012		2011		2010		2009		2008
Ratio of Earnings to Fixed Charges
Including interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Excluding interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including interest on deposits	(B	)	(B	)	(B	)	(B	)	(B	)
Excluding interest on deposits	(B	)	(B	)	(B	)	(B	)	(B	)

(A)	During 2012, 2011, 2010, 2009 and 2008, earnings were not sufficient to cover fixed charges and the ratios were less than 1:1. The Company would have had to generate additional earnings of $164.8 million, $9.0 million, $277.0 million, $42.6 million and $32.3 million, to achieve ratios of 1:1 in 2012, 2011, 2010, 2009 and 2008, respectively.

(B)	During 2012, 2011, 2010, 2009 and 2008, earnings were not sufficient to cover preferred dividends and the ratios were less than 1:1. The Company would have had to generate additional earnings of $180.6 million, $20.5 million, $286.6 million, $50.5 million and $362.0 million to achieve a ratio of 1:1 in 2012, 2011, 2010, 2009 and 2008, respectively.

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

On March 20, 2009, the board of directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock. For the years ended December 31, 2012, 2011 and 2010, the Company accrued $9.7 million, $9.7 million and $9.1 million, respectively, related to the cumulative preferred stock. For the year ended December 31, 2009, the Company accrued $15.8 million related to the cumulative preferred stock of which $8.3 million was paid during the first quarter of 2009 prior to the suspension of preferred stock dividends.

The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock for each of the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are set forth below:

	Year ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Long-term obligations	$2,358,658	$2,119,495	$2,429,489	$2,457,944	$3,459,246
Cumulative preferred stock	$203,382	$203,382	$203,382	$218,040	$345,000
Non-cumulative preferred stock	$148,700	$148,700	$148,700	$197,388	$228,250

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

OVERVIEW OF RESULTS OF OPERATIONS:    Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2012.

CRITICAL ACCOUNTING POLICIES:    Provides a discussion of Doral Financial’s accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010:    Provides an analysis of the consolidated results of operations for 2012 compared to 2011, and 2011 compared to 2010.

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

RISK MANAGEMENT:    Provides an analysis of the most significant risks to which Doral Financial is exposed; specifically interest rate risk, credit risk, operational risk and liquidity risk.

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

OVERVIEW OF RESULTS OF OPERATIONS

There are two significant trends affecting our business in 2013. First, we anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Consent Order and the Written Agreement, which are expected to increase our operational costs and adversely affect the amount of time our management has to conduct our business. The additional operating costs to comply with, and the restrictions under, the Consent Order and the Written Agreement will adversely affect Doral Financial’s results of operations.

Second, since 2009 and in response to the weak economic conditions and prospects in Puerto Rico we have sought to diversify our business operations by significantly expanding our banking operations in the mainland United States. At the end of 2009 our total assets in the United States totaled $0.5 million or 5.0% of our total assets. At the end of 2012 our total assets in the United States totaled $2.4 billion or 27.81% of our total assets. In addition, for 2009 our Net Loss Before Income Taxes in the United States was $2.3 million of our total Net Loss Before Income Taxes. For 2012, Net Income Before Income Taxes in the United States was $47.2 out of our total Net Loss Before Income Taxes. We expect our business operations in the United States to continue to represent an increasing percentage of our total business. As a result of our expansion in the United States, we now account for our operations in four principal segments: Puerto Rico, United States, Treasury and Liquidating Operations. We intend to continue to build our profitable mortgage origination, mortgage servicing and branch office business in Puerto Rico and our profitable New York and Florida commercial loan and branch office business in the United States while seeking to manage our impaired assets and mitigating our losses through our Liquidating Operations.

Net loss for the year ended December 31, 2012 totaled $3.3 million, compared to net losses of $10.7 million and $291.9 million for the years 2011 and 2010, respectively. When comparing 2012 to 2011 results, Doral Financial’s performance improvement resulted from the following: (i) an increase in net interest income of $31.6 million; (ii) an increase of $108.6 million in the provision for loan and lease losses; (iii) a $33.0 million decrease in non-interest income; (iv) an increase of $45.8 million in non-interest expense; and (v) an improvement of $163.2 million in income tax expense (benefit).

Net loss attributable to common shareholders for the year ended December 31, 2012 totaled $13.0 million, and resulted in a net loss per share of $0.10, compared to a net loss attributable to common shareholders for the corresponding 2011 and 2010 periods of $20.4 million and $274.4 million, and a loss per share of $0.16 and $2.96, respectively.

The significant events or transactions that have influenced the Company’s financial results for the year ended December 31, 2012 included the following:

•

Net interest income for the year ended December 31, 2012 was $220.5 million, compared to $188.9 million and $164.4 million for the corresponding 2011 and 2010 periods, respectively. The increase of $31.6 million in net interest income during 2012, compared to 2011, was due to a reduction in deposits interest expense of $24.9 million and in securities sold under agreements to repurchase of $11.0 million, and an increase in loans interest income of $19.2 million, partially offset by a decrease of $17.7 million in mortgage-backed securities interest income.

•

Doral Financial’s provision for loan and lease losses for the year ended December 31, 2012 totaled $176.1 million, compared to $67.5 million and $99.0 million for the corresponding 2011 and 2010 periods, respectively. The provision for loan and lease losses in 2012 resulted from: (i) $112.0 million for non-guaranteed residential loans as new loans became delinquent, previously delinquent loans reached later delinquency stages and valuations were received on properties securing loans more than 180 days past due; (ii) $23.8 million from construction and land largely due to valuations on properties collateralizing impaired loans and continued deterioration of loan performance; (iii) $4.3 million for growth in the U.S. commercial and industrial loan portfolio; and (iv) $35.3 million for commercial real estate related to valuations received on properties securing delinquent loans and adverse loan performance experienced during the year. Also affecting the 2012 provision was Doral’s revision of its future Puerto Rico portfolio performance expectations due to the continuing underperformance of Puerto Rico’s economy and the current regulatory environment.

•

Non-interest income for the year ended December 31, 2012 was $85.8 million, compared to $118.9 million and a non-interest loss of $18.6 million for the corresponding 2011 and 2010 periods, respectively. The $33.0 million decrease in non-interest income during 2012 when compared to 2011 resulted largely from the following: (i) a decrease of $21.6 million in gain on sale of investment securities available for sale; (ii) a decrease of $15.2 million in servicing income mostly related to a decrease of $11.1 million in the change in the fair value of the servicing asset; and (iii) a decrease of $6.4 million in net gains from trading activities resulting mainly from a decrease of $3.5 million in gain on IO valuation and a $1.9 million increase in losses from hedging activities.

•

Non-interest expense for the year ended December 31, 2012 was $295.0 million, compared to $249.2 million and $323.8 million for the years ended December 31, 2011 and 2010, respectively. The $45.8 million increase in non-interest expense during 2012, compared to 2011, was due largely to: (i) an increase of $13.1 million in OREO expenses mainly due to an increase of $10.1 million in the provision for OREO losses; (ii) an increase of $12.3 million in professional services mostly related to non-recurring professional service expenses incurred to perform certain reviews under the supervision of the Company’s board of directors and legal expenses relating to commercial loan workouts; (iii) an increase of $7.4 million in compensation and benefits mostly related to additional headcount in the U.S. operations and growth in the P.R. collections efforts as well as stock based compensation of $5.2 million; (iv) an increase of $4.3 million in electronic data processing expenses mostly related to outsourcing of the retail banking core application process; (v) an increase of $3.0 million in occupancy related to new leases lease contracts for the Company’s U.S. operations and: (vi) an increase of $3.2 million in FDIC insurance expense as a result of the increase in the assessment rate.

•

Income tax benefit of $161.5 million for the year ended December 31, 2012 compared to an income tax expense of $1.7 million and $14.9 million for the corresponding 2011 and 2010 periods. The improvement in income tax expense (benefit) of $163.2 million is due mainly to the release of valuation allowance of $113.7 million as the Company entered into a Closing Agreement with the Commonwealth of Puerto Rico related to certain tax payments from prior years and a $50.6 million deferred tax benefit recorded during the fourth quarter of 2012 that resulted from the release of a portion of the deferred tax assets valuation allowance at Doral Financial Corporation, based on our evaluation of all available evidence in determining whether the valuation allowance for deferred tax assets at Doral Financial Corporation was needed. This decrease was partially offset by the income tax expense of $5.3 million related to U.S. operations.

•

The Company reported an increase in other comprehensive income to $3.2 million from 2011 to 2012, compared to a decrease in other comprehensive loss of $5.4 million from 2010 to 2011. The positive variance in other comprehensive income (loss) for the year ended December 31, 2012 compared to the 2011 period resulted principally from an increase in the unrealized gain in securities available for sale of $5.4 million partially offset by a decrease of $2.4 million related to the maturity of the positions used for the cash flow hedge.

•

Doral Financial’s loan production for the year ended December 31, 2012 was $2.4 billion, compared to $1.8 billion and $1.4 billion for the comparable 2011 and 2010 periods. The production increase resulted mainly from the U.S. loan originations production in commercial and industrial loans of $1.4 billion, which represented 61% of the 2012 loan production.

•

Total assets as of December 31, 2012 were $8.5 billion compared to $8.0 billion as of December 31, 2011. The increase of $496.9 million was mostly related to increases in the loans receivable, net of $338.9 million, cash of $233.6 million and prepaid income tax of $227.4 million partially offset by a decrease of $203.8 million in investment securities. Decreases of $62.3 million, $12.3 million, $11.5 million, $8.2 million and $6.3 million were also seen in deferred tax assets, servicing assets, real estate held for sale, accrued interest receivable and premises and equipment, respectively.

•

Total deposits as of December 31, 2012 of $4.6 billion increased $0.2 billion from deposits of $4.4 billion as of December 31, 2011. The increase is mainly due to growth in the Company’s retail deposits by $378.3 million partially offset by a decrease of $161.6 million in brokered deposits as part of the Company’s strategy to reduce reliance on wholesale funding sources.

•

Non-performing loans, excluding FHA/VA loans guaranteed by the U.S. government as of December 31, 2012 were $742.8 million, an increase of $179.1 million from December 31, 2011. The increase in NPLs is a result of higher delinquency on non-FHA residential mortgage loans of $139.2 million and total commercial loans of $39.9 million.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Understanding the Company’s accounting policies and the extent to which the Company uses management judgment and estimates in applying these policies is integral to understanding the Company’s consolidated financial statements. The Company provides a summary of its Significant Accounting Policies in “note 2 — Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.

The Company has identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters. The use of reasonably different estimates and assumptions could have a material impact on the Company’s reported results of operations or financial condition. These critical accounting policies govern:

•	Income Recognition

•	Allowance for Loan and Lease Losses

•	Fair Value

•	Mortgage Servicing Rights and Retained Interests

•	Mortgage Loan Repurchase Losses

•	Income Taxes

The Company evaluates its critical accounting policies and judgments on an ongoing basis, and updates them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Risk Committees of the Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2012.

INCOME RECOGNITION ON LOANS

Accrual Status

The Company recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely.

The Company discontinues accrual recognition of interest income on loans when the full and timely collection of interest or principal becomes uncertain, generally when a loan receivable is 90 days delinquent on principal or interest. The Company discontinues accrual recognition of interest income when a mortgage loan is four payments (ten payments for mortgage loans insured by FHA/VA) past due for interest or principal. Loans determined to be well collateralized such that the ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%) are not placed on non-accrual status, and the Company continues to accrue interest income on that loan.

When the Company places a loan on non-accrual status, it reverses the accrued unpaid interest receivable against interest income in that period, and suspends amortization of any net deferred fees or costs. Interest income on a non-accrual loan is recognized under the cash basis method (i.e. income recognized when an interest payment is received), if ultimate collection of principal is not in doubt. If the ultimate collectability of a non-accrual loan is in doubt, interest received is applied as a reduction to principal, in accordance with the cost recovery method. The determination as to the ultimate collectability of the loan involves significant management judgement based upon consideration of collateral valuation, delinquency status, and knowledge of specific borrower circumstances.

Non-accrual loans may be restored to accrual status when all delinquent principal and interest becomes current under the terms of the loan agreement, or when the loan is both well-secured and in the process of collection and the collectability of remaining principal and interest is no longer doubtful. The determination of restoring a non-accrual loan to accrual status involves significant management judgement and is based on recent collateral valuations, recent payment performance, borrowers’ other assets, and knowledge of specific borrower circumstances. Upon returning a loan to accrual status, previously-reversed, non-accrued interest is credited to income in the period of recovery.

Restoring Accrual Income Recognition on TDR Loans

Residential or other consumer or commercial loan modifications are returned to accrual status when the criteria for returning a loan to performing status are met (refer to Doral’s non-accrual policies previously described). Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and real estate owned costs by decreasing the number of foreclosed properties. Doral continues to report a modified loan considered to be a TDR as a non-performing asset until the borrower has made at least six contractual payments after the modification and is current in accordance with the modification terms. At such time the loan will not be reported as a non-performing asset and will be treated as any other performing TDR loan.

Effective January 1, 2012, Doral changed how it reports the balance of loans considered TDRs. Modified loans (including mortgage loans which have reset) are removed from amounts reported as TDRs, but continue to be accounted for as TDRs, if: (a) they were modified during the prior year, (b) they have made at least six consecutive payments in accordance with their modified terms, and (c) the effective yield was at least equal to the market rate of similar credit at the time of modification. In addition to these, the loan must not have a payment reset pending. Prior period balances were not adjusted in order to reflect this change.

Effective January 1, 2012, Doral changed how it estimates whether a TDR performing loan is accounted for as a non-accrual loan. Doral’s non-accrual loans now include loans that are performing, but which have been modified to temporarily or permanently reduce the payment amount, and such current monthly payment is at least 25% or more lower than the payment prior to reset and either the borrower’s mortgage debt service to income ratio exceeds 40% or the property loan-to-value is greater than 80%. Doral believes loans meeting the defined criteria are at greater risk of not being able to meet their contractual obligations in the future and therefore are reported as non-accrual.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company maintains an allowance for loan and lease losses to absorb probable credit-related losses inherent in the portfolio of loans receivable as of each balance sheet date. The allowance involves significant management judgment and consists of specific and general components based on the Company’s assessment of default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and the degree of risk inherent in the loans receivable portfolio. The allowance is maintained at a level that the Company considers appropriate to absorb probable losses.

Loans or portions of loans estimated by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the ALLL in amounts estimated by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current ALLL is maintained at a level believed appropriate to provide for inherent probable losses in the loan portfolio, future additions to the allowance may be necessary. If economic conditions or borrower behavior deviate substantially from the assumptions used by the Company in determining the allowance for loan and lease losses, further increases in the allowance may be required.

The Company estimates and records its ALLL on a quarterly basis. Management estimates the ALLL separately for each product and geography, and combines the amounts in reaching its estimate for the full portfolio. ALLL includes both unimpaired and impaired loans, but excludes loans that are carried at fair value, or subject to lower of cost or market, as the fair value of these loans (as such loans are measured at the lower of amortized cost or fair value) already reflect a credit component. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the ALLL. In determining the adequacy of the ALLL, management considers such factors as default probabilities, internal risk ratings, probable loss and recovery rates, cash flow forecasts and the degree of risk inherent in the loan portfolios.

Management’s loss reserve estimate for performing loans is assessed based upon: (i) the probability of the performing loan defaulting at some future period; (ii) the likelihood of the loan curing or resuming payment versus the likelihood of the collateral being foreclosed upon and sold or a short sale; and (iii) Doral’s historical experience of recoveries on sale of OREO related to the contractual principal balance at the time the collateral is repossessed.

During the first quarter of 2012, Doral reviewed its ALLL estimate assumptions and calculations, and adopted a more conservative outlook as to future loan performance considering new information developed during the quarter, and the uncertain economic and regulatory environments. The resulting changes in estimate are reflected in the 2012 provision and allowance for loan and lease losses. Significant changes in assumptions and calculations include reducing the definition of a defaulted loan by 90 days, increasing the expectation that long term delinquent loans are foreclosed, emphasizing the consideration of more recent experience in determining the probability of default and loss given default, adjusting factors considered in estimating the expected loss and reducing the estimated prepayment speed on TDR loans. The Company also adopted a more conservative view on the estimated collectability of significantly aged residential mortgage loans and began utilizing a market analysis on land use completed in late March 2012 which provides information necessary for appraisers to value undeveloped land in Puerto Rico.

For non-performing loans, the reserve is estimated either by: (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans); (ii) considering the loans’ book value less discounted forecasted cash flows; or (iii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency amount to be collected. The probability of a loan migrating to foreclosure whether a current loan or a past due loan, and the amount of loss given such foreclosure, is based upon the Company’s own experience, with more recent experience weighted more heavily in the calculated factors. With this practice management believes the factors used better represent existing economic conditions. In estimating the amount of loss given foreclosure factor, management considers the actual price at which recent sales have been executed compared to the unpaid principal balance at the time of foreclosure. Management differentiates the foreclosure factor based upon the loans’ loan-to-value ratio (calculated as current loan balance divided by the original or most recent appraisal value), duration in other real estate owned and size of original loan.

In accordance with current accounting guidance, loans determined to be TDRs are considered to be impaired for purposes of estimating the ALLL and when being evaluated for impairment. The Company pools residential mortgage loans and small CRE loans with similar characteristics, and performs an impairment analysis of discounted cash flows. Commercial loans (including commercial real estate, commercial and industrial and construction and land) that have been loss mitigated are evaluated individually for impairment. Doral measures impaired loans at their estimated realizable values determined by discounting the expected future cash flows at the loan’s effective interest rate, or as a practical expedient, at the estimated fair value of the collateral, if the loan is collateral dependent. For collateral dependent construction projects, Doral determines the fair value measurement dependent upon its exit strategy of the particular asset(s) acquired in foreclosure. The cash flow forecast of the TDR loans is based upon estimates as to the rate at which reduced interest rate loans will make the reset payments or be re-modified, or be foreclosed upon, the cumulative default rate of TDR loans, the prepayment speed (voluntary and involuntary) of the loans, the likelihood a defaulted loan will be foreclosed upon, collateral sale prices in future periods, the broader economic performance, the continued behavior of Doral and the markets in a manner similar to past behavior, and other less significant matters. If a loan or pool yields a present value (or the estimated fair value of the collateral, when the loan is collateral dependent) below the recorded investment, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. Actual future cash flows may deviate significantly from those estimated at this time and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

In the determination of the Company’s ALLL, the discounted cash flow analysis of the pools of small balance homogenous consumer and commercial TDRs is updated to reflect historical performance of the pool. Assumptions of probability of default and loss given default are updated, giving consideration to the performance of the TDR portfolio. For large commercial loans that are evaluated individually for impairment, the performance of the loan is also considered in order to estimate the realizable value of the loans as part of the evaluation of the ALLL.

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

For large commercial loans (including commercial real estate, commercial and industrial, construction and land loan portfolios), the Company uses workout agents, collection specialists, attorneys and third party service providers to supplement the management of the portfolio, including the credit quality and loss mitigation alternatives. In the case of residential construction projects, the workout function is executed by a third party servicer, under the direction of Doral management, that monitors the end-to-end process including, but not limited to, completion of construction, necessary restructuring, pricing, marketing and unit sales. For large commercial and construction loans the initial risk rating is driven by performance and delinquency. On an ongoing basis, the risk rating of large credits is managed by the portfolio management and collections function and reviewed and validated by the loan review function. While management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company will continue to evaluate on a quarterly basis 25% of all commercial loans over 90 days past due and between $50,000 and $250,000 so that in any one year period it would have individually evaluated for impairment 100% of all substandard commercial loans between $50,000 and $250,000. The Bank has increased its oversight of commercial loans larger than $250,000 such that all are evaluated for individual impairment each quarter, and all such criticized loans are reviewed by the Bank’s Special Assets Committee each quarter.

An allowance reserve is established for individually impaired loans. The impairment loss measurement, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals or is based on management’s estimates of future cash flows discounted at the contractual interest rate, or for loans probable of foreclosure, discounted at a rate reflecting the principal market participant cost of funding, required rate of return and risks associated with the cash flows forecast. In the event that appraisals show a deficiency, the Company includes the deficiency in its loss reserve estimate. Although accounting guidance for loan impairment excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage loans), it specifically requires that loan modifications considered to be TDRs be analyzed for impairment in the same manner described above.

The Company applies the following methodologies to estimate its ALLL for the various loan portfolios:

Residential mortgage loans

The general component of the ALLL for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default (“Probability of Default”) and, in the case of default, the extent of losses that the Company would realize (“Loss Given Default”). In determining the Probability of Default, the Company considers the historical migration of loans to default status. In determining the allowance for loan and lease losses for residential mortgage loans, for purposes of forecasting the future behavior of the portfolio, the Company utilizes a migration analysis which places a heavier weighting on the most recent experience.

Severity of loss is calculated based on historical gross realized losses pursuant to OREO sales. Historical losses are adjusted upwards in cases where a lack of observations produces distortions such as apparent net gains on sale of OREO in smaller segments. Where the loan impairment analysis requires life-of-loan cash flow estimates in determining impairment, long-term housing values are modesty adjusted upward. Severity assumptions for the residential portfolio range between 10% and 42% depending on the size of the loan and loan-to-value ratios, and up to 100% for second mortgages. The severity of loss on defaulted loans is adjusted to reflect the likelihood that a defaulted loan will be foreclosed upon, as a significant number of residential mortgage loans that default in Puerto Rico will subsequently cure by pay-off, becoming current or performing as a modified loan.

For all loans whose terms have been modified and are considered troubled debt restructured loans, the loans are pooled and cash flows are forecasted (including estimated future defaults), and the cash flows are discounted back to a present value using the average pool original yield.

The Company’s policy is to charge-off all amounts in excess of the collateral value when the residential mortgage loan principal or interest is 180 days or more past due.

Construction, commercial real estate, commercial and industrial and land loans

The general component of the ALLL for performing construction, commercial real estate, commercial and industrial and land loans is estimated considering either the probability of the loan defaulting in the next twelve months (“Probability of Default”) and the estimated loss incurred in the event of default (“Loss Given Default”) or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The Probability of Default is based upon the Company’s experience in its current portfolio. The Loss Given Default is based upon the Company’s actual experience in resolving defaulted loans.

The Company evaluates impaired loans and estimates the specific component of the ALLL using discounted cash flows of the loan, or fair value of the collateral, as appropriate, based on current accounting guidance. If foreclosure is probable, current accounting guidance requires that the Company use the fair value of the collateral. Commercial and construction loans over $250,000 million that are classified more than 90 days past due, or when management is concerned about the collection of all contractual amounts due, are evaluated individually for impairment. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill his obligation according to the contractual terms of the loan agreement.

Consumer loans

The ALLL for consumer loans is estimated based upon the historical charge-off rate using the Company’s historical experience. The Company’s policy is to charge-off consumer loans in excess of the collateral value when the loan principal or interest is 120 days or more past due.

Loans classified as TDRs

The Company also engages in the restructuring and/or modification of the loans which are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring. In accordance with accounting guidance, loans determined to be TDRs are impaired and therefore are evaluated individually or, in the case of residential mortgage in pools with similar characteristics for purposes of estimating the ALLL.

For residential mortgage loans determined to be TDRs, the Company pools TDRs with similar characteristics and performs an impairment analysis using discounted cash flows. If a pool yields a present value below the recorded investment in the same pool of loans, the impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. For loss mitigated loans without a concession in the interest rate, the Company performs an impairment analysis using discounted cash flows considering the probability of default and loss given foreclosure, and records the impairment by charging the provision for loan and lease losses with a corresponding credit to the ALLL.

Generally, the percentage of the allowance for loan and lease losses to non-performing loans will fluctuate due to the nature of the Company’s loan portfolios, which are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses.

Appraisals and other valuations

Doral obtains updated valuations at the time loans default, and periodically thereafter, that are used in estimating losses and determining charge-offs. During 2012, the Company made a concerted effort to obtain updated valuations and, as a result, was able to eliminate use of the index previously utilized to estimate declines in Puerto Rico commercial real estate development and land values. The new valuations account for approximately $78.7 million of the 2012 provision for loan and lease losses.

FAIR VALUE

Fair Value Measurements

The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held-for-sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The Company discloses for interim and annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the Company’s consolidated statement of financial condition.

Fair Value Hierarchy

The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The Company categorizes its financial instruments based on the priority of inputs to the valuation technique, into the three level hierarchy described below:

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

Significant judgment may be required to determine whether certain financial instruments measured at fair value are included in Level 2 or Level 3. In making this determination, the Company considers all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and the Company’s understanding of the valuation techniques and significant inputs used. Based on the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instrument’s fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgments and assumptions.

Determination of Fair Value

It is the Company’s intent to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted prices in active markets or observable market parameters. When quoted prices and observable data in active markets are not fully available, management judgment is necessary to estimate fair value. Changes in market conditions, such as reduced liquidity in the capital markets or changes in secondary market activities, may reduce the availability and reliability of quoted prices or observable data used to determine fair value. If quoted prices in active markets are not available, fair value measurement is based upon models that use primarily market-based or independently sourced market parameters, including interest rate yield curves and prepayment speeds. However, in certain cases, when market observable inputs for model-based valuation techniques are not readily available, the Company is required to make an estimate based primarily on unobservable inputs, including judgments about assumptions that market participants would use to estimate the fair value.

The Company’s financial instruments recorded at fair value on a recurring basis represent approximately 5.07% of the Company’s total reported assets of $8.5 billion as of December 31, 2012, compared with 8.0% of the Company’s total reported assets of $8.0 billion as of December 31, 2011. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 41.39% and 31.0% of these financial instruments as of December 31, 2012 and December 31, 2011, respectively. Refer to Note 33 of the accompanying consolidated financial statements for a complete discussion about the extent to which the Company uses fair value to measure assets and liabilities, the valuation methodologies used, and the impact on the Company’s consolidated financial statements.

Fair Value Option

Under the fair value accounting guidance, the Company has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at the fair value of the contract and thereafter, with changes in fair value recorded in current earnings. The Company did not make any fair value option elections as of and for the years ended December 31, 2012 and 2011.

Key Controls over Fair Value Measurement

The Company uses independent pricing services and brokers (collectively, “pricing vendors”) to obtain fair values (“vendor prices”) which are used to either record the price of an instrument or to corroborate internally developed prices.

The Company has a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. The Company’s governance framework provides for independent oversight and segregation of duties. The Company’s control process includes review and approval of new transaction types, price verification, and review of valuation judgments, methods, models, process controls and results.

Valuation of Trading Securities and Derivatives

The Company uses derivatives to manage its exposure to interest rate risk. Derivatives used as economic hedges, are included in Trading Securities, either because they did not qualify for, or were not designated as, an accounting hedge. Trading Securities include derivatives that are used as economic hedges of mortgage servicing rights and Pipeline of Loans Held-for-Sale (LHFS). In addition, trading assets also include Interest-only strips which are instruments that can be contractually prepaid or otherwise settled in a way that the holder would not recover substantially all of its recorded investment.

The Company’s net gain (loss) on trading activities includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other derivative financial instruments, such as forward contracts or “to be announced securities” (“TBAs”), that the Company uses to manage its interest rate risk. Securities held for trading and derivatives are carried at fair values with realized and unrealized gains and losses reflected in non-interest income, within Net Gain (loss) on Trading Activities.

The fair values of the Company’s trading securities (other than IOs) are generally based on market prices obtained from market data sources. For instruments not traded on a recognized market, such as Mortgage Backed Securities, the Company generally determines fair value by reference to quoted market prices for similar instruments. The fair values of derivative instruments are obtained using internal valuation models based on financial modeling tools and using market derived assumptions obtained from market data sources.

All derivatives are recorded on the consolidated statement of condition at fair value taking into consideration the effects of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Derivatives in a net asset position are reported as part of securities held for trading, while derivatives in a net liability position are reported as part of accrued expenses and other liabilities.

MORTGAGE SERVICING RIGHTS AND RETAINED INTERESTS

Gain or Loss on Mortgage Loan Sales

The Company generally sells or securitizes a portion of the residential mortgage loans that it originates. Federal Housing Administration and Veterans Administration guaranteed loans are generally securitized into Government National Mortgage Association mortgage-backed securities and are classified as Loans Held for Sale. After holding these securities for a period of time, usually less than one month, the Company sells these securities for cash through broker-dealers. Conforming conventional loans are generally sold directly to FNMA, FHLMC or institutional investors or exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company also sells for cash through broker-dealers.

As part of its mortgage loan sale and securitization activities, the Company generally retains the right to service the mortgage loans it sells. The Company determines the gain on sale of a mortgage-backed security or loan pool by subtracting the carrying value, also known as basis, of the underlying mortgage loans and any costs to sell the loans from the proceeds received from the sale. The proceeds include cash and other assets received in the transaction (primarily MSRs) less any liabilities incurred (i.e., representations and warranty provisions). The amount of gain on sale is therefore influenced by the value of the MSRs recorded at the time of sale.

If the Company maintains effective control over the transferred assets, in a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in transferred assets), the Company accounts for the transfer as a secured borrowing (loan payable) with a pledge of collateral, rather than a sale.

Retained Interests

The Company routinely originates, securitizes and sells mortgage loans into the secondary market. The Company generally retains the mortgage servicing rights and, in the past, also retained Interest-Only Strips. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risk.

Mortgage Servicing Rights

MSRs are assets that represent the right to service mortgage loans for others. The Company recognizes MSRs when it retains servicing rights in connection with the sale or securitization of loans. The Company initially measures and subsequently carries its MSRs at fair value. MSRs entitle the Company to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee and represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. The annual servicing fees generally range between 25 and 50 basis points, less, in certain cases, any corresponding guarantee fee. In addition, MSRs may entitle the Company, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs.

MSRs are classified as Servicing Assets in the Company’s consolidated statements of financial condition. Any servicing liability recognized is included as part of Accrued Expenses and Other Liabilities in the Company’s consolidated statements of financial condition. Changes in fair value of MSRs are recorded in the consolidated statement of operations within net gain on loans securitized and sold and capitalization of mortgage servicing. Changes in the fair value of residential MSRs from period to period result from (1) changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates and costs to service, including delinquency and foreclosure costs), and (2) other changes, representing changes due to collection/realization of expected cash flows over time.

The Company determines the fair value of MSRs using a valuation model which calculates the present value of estimated future net servicing income. The assumptions supporting the valuation of the Company’s MSRs include estimates of discount rates, prepayment rates, servicing costs (including delinquency and foreclosure costs), float and escrow account earnings, contractual servicing fee income, and ancillary income (including late charges, float income and prepayment penalties, net of the expenses incurred for performing the servicing functions).

The Company compares the results of its internal model to the results of a third party simple model software, to assess reasonability of the internal model results.

The prepayment rate is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of the future net servicing income is the required rate of return investors in the market would expect for an asset with similar risk. To determine the discount rate, the Company considers the risk premium for uncertainties from servicing operations (e.g., possible changes in future servicing costs, ancillary income, and earnings on escrow accounts) and an adjustment for liquidity. Changes to the unpaid principal balance are driven by loan sold-capitalization, amortization-payoffs, and repurchases of delinquent loans. These assumptions, which are reviewed by senior management on a quarterly basis, can, and generally will, change from quarter-to-quarter as market conditions and projected interest rates change.

For the year ended December 31, 2012, the fair value of the MSRs totaled to $100.0 million, which reflects a decline of $12.3 million when compared to December 31, 2011. The decline in the MSR is the result of a capitalization of servicing assets of $13.6 million offset by a decrease in fair value of $25.9 million. The fair value measurements of the MSRs use significant unobservable inputs and, accordingly, are classified as Level 3.

These assumptions are subjective in nature and changes in these assumptions could materially affect the Company’s operating results. This impact does not reflect any economic hedging strategies that may be undertaken to mitigate such risk.

The Company manages potential changes in the fair value of MSRs through a comprehensive risk management program. The intent is to mitigate the effects of changes in the fair value of MSRs through the use of risk management instruments. To reduce the sensitivity of earnings to interest rate and market value fluctuations, securities as well as certain derivatives such as options and interest rate swaps may be used as economic hedges of the MSRs, but are not designated as accounting hedges. These economic hedging instruments are generally carried at fair value with changes in fair value recognized within net gain (loss) on trading activities, whereas the changes in fair value of the MSR are recognized within net gain on loans securitized and sold and capitalization of mortgage servicing, in the consolidated statements of operations.

Interest-Only Strips

The Company originated residential mortgage loans which were subsequently securitized and sold in the secondary market in the form of mortgage-backed securities and structured these transactions to create interest-only strips. IOs entitle the Company to a future stream of cash flows based on the difference between the weighted average coupon (“WAC”) of the loans sold and the pass-through interest rate payable to the investors plus a contractual servicing fee.

IOs are classified as securities held for trading in the Company’s consolidated statements of financial condition. The Company initially measured and subsequently carries its IOs at fair value. Specifically, IOs are estimated as the present value of cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for prepayments) after subtracting: (i) the interest rate payable to the investor (adjusted for any embedded cap, if applicable); and (ii) a contractual servicing fee.

To determine the fair value of its portfolio of variable IOs, the Company uses an internal valuation model that incorporates the following assumptions: Discount Rate (using 3-month LIBOR), Unpaid Principal Balance (“UPB”), Constant Prepayment Rate (“CPR”), and the implied forward rate curve. The IO Fair Value is estimated based on the projected future cash flows for loans where the Company retained the interest earnings cash flow. The characteristics of the variable IOs result in an increase in cash flows when LIBOR rates fall and a reduction in cash flows when LIBOR rates rise. This provides a mitigating effect on the impact of prepayment speeds on the cash flows, with prepayments expected to rise when long-term interest rates fall, reducing the amount of expected cash flows, and the opposite when long-term interest rates rise. The fair value measurements of the IOs use significant unobservable inputs and, accordingly, are classified as Level 3.

Through the life of the IO, the Company recognizes as interest income the excess of all estimated cash flows attributable to these IOs over their recorded balance using the effective yield method. The Company updates its estimates of expected cash flows quarterly and recognizes changes in calculated effective yield on a prospective basis. As of December 31, 2012, the carrying value of the IOs of $41.7 million is related to the $199.8 million of outstanding principal balance in mortgage loans sold to investors.

MORTGAGE LOAN REPURCHASE LOSSES AND REPURCHASE LIABILITIES

Estimated Recourse Obligation and Repurchase Liability

The Company sells mortgage loans to various parties, including (1) Government Sponsored Entities (“GSEs”), which include the mortgage loans in GSE-guaranteed mortgage securitizations, (2) special purpose entities that issue private label Mortgage-Backed Securities (“MBS”), and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans, which back securities guaranteed by GNMA. The agreements under which the Company sells mortgage loans and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding origination and characteristics of the mortgage loans. Although the specific representations and warranties vary among different sales, insurance, or guarantee agreements, they typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, compliance with applicable origination laws, and other matters.

In the past, the Company sold mortgage loans and MBS subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period of time or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral estimates the fair value of its recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for the expectation of changes in portfolio behavior and market environment.

In connection with the Company’s sales of mortgage loans, the Company entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state, and local laws. The Company may be required to repurchase the mortgage loan, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor, or insurer for credit losses incurred on the loan in the event of a material breach of contractual representations or warranties that is not remedied within a specified period of time (usually 90 days) after the Company receives notice of the breach.

During 2012, the Company made significant refinements to its process for estimating its representation and warranty reserve, due primarily to increased counterparty activity and its ability to extend the timeframe, in most instances, over which it estimates the repurchase liability for mortgage loans sold by the Company to GSEs and those mortgage loans placed into insured securitizations for the full life of the mortgage loans. The Company has established representation and warranty reserves for losses that it considers to be both probable and reasonably estimable associated with mortgage loans sold by each subsidiary, including both litigation and non-litigation liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. In establishing the representation and warranty reserves, the Company considers a variety of factors, depending on the category of purchaser, and relies on historical data. The Company evaluates these estimates on a quarterly basis.

The methodology used to estimate the liability for obligations under representations and warranties related to transfers of residential mortgage loans is a function of the representations and warranties given and considers a variety of factors. Depending on the counterparty, these factors include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that the Company will receive a repurchase request, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default, estimated probability that the Company will be required to repurchase a loan and the experience with and behavior of the counterparty. It also considers bulk settlements, as appropriate. The estimate of the liability for obligations under representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the Company’s liability.

The provision for representations and warranties may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimated range of possible loss related to representations and warranties is $358 thousand to $1.0 million, for which the Company has established a liability of $1.0 million in the consolidated financial statements.

The mortgage loan repurchase liability at December 31, 2012 represents the Company’s best estimate of the probable loss that it may incur for various representations and warranties in the contractual provisions of its sales of mortgage loans. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgement. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices, and by servicing mortgage loans to meet investor and secondary market standards.

Litigation Reserve

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss is not both probable and reasonably estimable, the Company does not establish an accrued liability. As a litigation matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates, on an ongoing basis, whether such matter presents a loss contingency that is both probable and reasonably estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the loss contingency related to a legal or regulatory matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company will continue to monitor the matter and adjust the reserve for further developments which could affect the amount of the accrued liability previously established.

For a limited number of the matters disclosed in Note 30, Commitments and Contingencies, to the consolidated financial statements for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company is able to estimate a range of possible losses. In determining whether it is possible to provide an estimate of loss or range of possible losses, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Company possesses sufficient information to develop an estimate of loss or range of possible losses, that estimate is aggregated and disclosed in Note 30, Commitments and Contingencies, to the consolidated financial statements. For other disclosed matters for which a loss is probable or reasonably possible, such an estimate is not possible. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, the estimated range of possible losses represents what the Company believes to be an estimate of possible losses only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure. Information is provided in note 30, Commitments and Contingencies, to the consolidated financial statements regarding the nature of and, where specified, the amount of the claim associated with these loss contingencies.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, as necessary, in the period that the tax change is enacted. The Company recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against deferred tax assets. In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies. The determination of a valuation allowance on deferred tax assets requires judgment based on the weight of all available evidence considering the relative impact of negative and positive evidence. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

Income tax benefit or expense includes: (i) deferred tax expense or benefit, which represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance, if any; (ii) current tax expense; and (iii) interest and penalties related to uncertain tax positions.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NET INTEREST INCOME

Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s residential mortgage assets have a longer maturity and a later repricing date than its liabilities, though its growing U.S.-based commercial loan portfolio is dominated by variable rate assets. The net effect is that Doral will experience lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short-term interest rates. Refer to “Risk Management” below for additional information on the Company’s exposure to interest rate risk.

Net interest income for the years 2012, 2011 and 2010, was $220.5 million, $188.9 million and $164.4 million, respectively.

2012 compared to 2011 — Total interest income for the years ended December 31, 2012 and 2011 was $368.5 million and $367.6 million, respectively. Interest income increased by $0.9 million, or 0.23%, for the year ended December 31, 2012 compared to the corresponding 2011 period. Significant variances impacting interest income for the year ended December 31, 2012, when compared to the corresponding 2011 period, are as follows:

•	An increase of $19.2 million in interest income on loans due to:

•

A positive variance in interest income on commercial and industrial loans of $24.3 million, primarily due to an increase in the average balance of commercial and industrial loans of $409.9 million during 2012 as a result of the growth in the U.S. syndicated loan portfolio, partially offset by a decrease of $14.6 million in interest income on residential loans primarily due to a reduction in the average balance of $295.6 million for the year ended December 31, 2012 compared to the same period in 2011 and the effect of new non-performing loans.

•	An increase of $10.0 million in interest income on commercial real estate loans as a result of an increase of in the average balance of $236.8 million during 2012.

Total interest expense for the years ended December 31, 2012 and 2011 was $148.0 million and $178.7 million, respectively. Interest expense decreased by approximately $30.7 million, or 17.2%, for the year ended December 31, 2012 compared to the corresponding 2011 period. Significant variances impacting interest expense for the year ended December 31, 2012 when compared to the corresponding 2011 period, are as follows:

•

A decrease of $24.9 million in interest expense on deposits driven by the rollover of maturing brokered certificates of deposit at lower current market rates as well as shifts in the composition of the Company’s retail deposits. The average balance of interest bearing deposits increased $195.9 million during 2012, while the cost of interest bearing deposits decreased 63 basis points compared to the same period in 2011. The average balance of brokered deposits decreased $105.4 million during 2012, when compared to the corresponding 2011 period.

•

A reduction of $11.0 million in interest expense on securities sold under agreements to repurchase was driven by a decrease of $353.8 million in the average balance of securities sold under agreements to repurchase during 2012 and a reduction of 21 basis points in the average interest cost during 2012.

•

An increase of $4.1 million in interest expense on notes payable related to the net increase of $199.6 million in average balance of notes payable resulting from a $331.0 million debt issued to third parties by Doral CLO II, Ltd. in 2012 at a rate of 3-month LIBOR plus a spread that ranges from 1.47% to 2.50% and a $251.0 million of debt issued to third parties by Doral CLO III, Ltd. at a rate of 3-month LIBOR plus a spread that ranges of 1.45% to 3.25%.

•

An increase of $1.1 million in interest expense on advances from FHLB resulted from the increase in the average balance of advances from FHLB of $60.2 million and a decrease of 7 basis points in average cost during 2012 primarily due to strategic restructuring of Doral’s FHLB borrowing during the first and second quarters of 2011 to increase term to maturity and reduce rates.

•

A minimal decrease in interest expense on loans payable directly related to a reduction of $18.5 million in the average balance of loans payable as a result of the normal repayment of borrowings, despite an increase of 11 basis points in the average cost on loans payable during 2012 when compared to the corresponding 2011 period. This can be traced to an uptick in LIBOR rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.

2011 compared to 2010 — Total interest income for the years ended December 31, 2011 and 2010 was $367.6 million and $405.3 million, respectively, a decrease of $37.7 million, or 9.3%. Significant variances impacting interest income for the year ended December 31, 2011, when compared to the corresponding 2010 period, are as follows:

•	An increase of $4.9 million in interest income on loans due to:

•

The impact of loans leaving non-accrual status due to collection efforts and loss mitigation transactions on non-performing loans excluding FHA/VA loans guaranteed by the U.S. government, of approximately $65.8 million as of December 31, 2011 compared to the same period in 2010.

•

A positive variance in interest income on commercial and industrial loans of $29.0 million primarily due to an increase in the average balance of commercial and industrial loans of $468.0 million during 2011 as a result of the growth in the U.S. syndicated loan portfolio partially offset by a decrease of $19.4 million in interest income on residential loans primarily due to a reduction in the average balance of $195.1 million for the year ended December 31, 2011 compared to the same period in 2010.

•

A decrease of $2.7 million in income on other interest earning assets, primarily due to a net decrease of $155.8 million in the average balance of other interest earning assets resulting from the sale of these instruments to finance the acquisition of investment securities. The average rate of other interest-earning assets decreased by 20 basis points during 2011 compared to the corresponding 2010 period.

•

A decrease of $40.3 million in interest income on investment securities available for sale, primarily due to a reduction of $1.2 billion in the average balance of investment securities available for sale resulting from the sale of agency CMOs and other mortgage backed securities during 2011. Total available for sale investment securities’ sales amounted to $1.4 billion during 2011, partially offset by purchases of $0.9 billion primarily of agency securities as part of the interest rate risk management strategies. The yield on mortgage backed and investment securities available for sale decreased 34 basis points for the year ended December 31, 2011 compared to the same period in 2010 mainly due to the Company strategy to de-lever and reposition the balance sheet.

Total interest expense for the years ended December 31, 2011 and 2010 was $178.7 million and $240.9 million, respectively.

Interest expense decreased by approximately $62.2 million, or 25.8%, for the year ended December 31, 2011 compared to the corresponding 2010 period. Significant variances impacting interest expense for the year ended December 31, 2011 when compared to the corresponding 2010 period are as follows:

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

•

A reduction of $31.5 million in interest expense on securities sold under agreements to repurchase was driven by a decrease of $912.6 million in the average balance of securities sold under agreements to repurchase during 2011 and a reduction of 32 basis points in the average interest cost during 2011.

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

The following table presents Doral Financial’s average balance sheet for the years indicated, the total amount of interest income from its average interest-earning assets and the related yields, as well as the interest expense on its average interest-bearing liabilities, expressed in both dollars and rates, and the net interest margin and spread. The table does not reflect any effect of income taxes. Average balances are based on average daily balances.

Table A — Average Balance Sheet and Summary of Net Interest Income

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Held for trading securities	$96,651	$7,843	8.12%	$82,108	$7,864	9.58%	$70,680	$7,478	10.58%
Available for sale securities:
US obligations	45,112	50	0.11%	89,070	151	0.17%	8,172	126	1.55%
CMO agencies	18,582	256	1.38%	146,338	4,720	3.23%	716,845	23,146	3.23%
Agency MBS	432,981	8,619	1.99%	729,242	20,670	2.83%	1,257,415	37,387	2.97%
Other and private securities	33,766	1,424	4.22%	26,960	2,681	9.94%	162,501	7,834	4.82%

Total available for sale securities	530,441	10,349	1.95%	991,610	28,222	2.85%	2,144,933	68,493	3.19%
Total loans held for sale	344,707	10,083	2.92%	289,909	9,241	3.19%	314,478	10,717	3.41%
Loans receivable
Consumer:
Residential(1)	3,299,792	186,379	5.65%	3,595,373	200,961	5.59%	3,790,458	220,358	5.81%
Consumer	30,615	6,278	20.51%	48,855	7,135	14.61%	70,467	9,159	13.00%

	3,330,407	192,657	5.78%	3,644,228	208,096	5.71%	3,860,925	229,517	5.94%
Commercial:
Commercial real estate	983,612	51,193	5.20%	746,833	41,179	5.51%	747,058	39,772	5.32%
Commercial and industrial	1,404,414	82,627	5.88%	994,528	58,316	5.86%	526,540	29,294	5.56%
Construction and land	356,421	9,833	2.76%	317,913	10,387	3.27%	445,545	13,024	2.92%

	2,744,447	143,653	5.23%	2,059,274	109,882	5.34%	1,719,143	82,090	4.78%

Total loans(2)	6,419,561	346,393	5.40%	5,993,411	327,219	5.46%	5,894,546	322,324	5.47%
Other interest-earning assets	423,598	3,892	0.92%	499,933	4,312	0.86%	655,690	6,974	1.06%

Total interest-earning assets/interest income	7,470,251	$368,477	4.93%	7,567,062	$367,617	4.86%	8,765,849	$405,269	4.62%

Total non-interest-earning assets	788,063			693,881			718,797

Total assets	$8,258,314			$8,260,943			$9,484,646

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,116,038	$19,612	0.93%	$1,920,111	$26,268	1.37%	$1,809,298	$34,324	1.90%
Brokered deposits	2,121,389	43,774	2.06%	2,226,827	62,018	2.79%	2,646,557	76,514	2.89%

Total deposits	4,237,427	63,386	1.50%	4,146,938	88,286	2.13%	4,455,855	110,838	2.49%
Securities sold under agreements to repurchase	379,402	10,120	2.67%	733,185	21,119	2.88%	1,645,805	52,654	3.20%
Advances from FHLB	1,211,532	38,202	3.15%	1,151,314	37,129	3.22%	1,174,411	47,155	4.02%
Other short-term borrowings	—	—	—%	—	—	—%	5,027	15	0.30%
Notes payable	710,302	30,356	4.27%	510,716	26,224	5.13%	388,738	23,513	6.05%
Loans payable	276,950	5,888	2.13%	295,490	5,964	2.02%	320,313	6,742	2.10%

Total interest-bearing liabilities/interest expense	6,815,613	$147,952	2.17%	6,837,643	$178,722	2.61%	7,990,149	$240,917	3.02%

Non-interest bearing deposits	324,274			296,029			267,189
Other non-interest bearing liabilities	298,036			269,820			308,555

Total non-interest-bearing liabilities	622,310			565,849			575,744

Total liabilities	7,437,923			7,403,492			8,565,893
Stockholders’ equity	820,391			857,451			918,753

Total liabilities and stockholders’ equity	$8,258,314			$8,260,943			$9,484,646

Net interest-earning assets	$654,638			$729,419			$775,700

Net interest income on a non-taxable equivalent basis		$220,525			$188,895			$164,352

Interest rate spread(3)			2.76%			2.25%			1.60%
Interest rate margin(4)			2.95%			2.50%			1.87%
Net interest-earning assets ratio(5)			109.60%			110.67%			109.71%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.2 million, $0.3 million and $0.6 million for 2012, 2011 and 2010, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread is the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin is net interest income as a percentage of average interest-earning assets.

(5)	Net interest-earning assets ratio is average interest-earning assets as a percentage of average interest-bearing liabilities.

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

Table B — Net Interest Income Variance Analysis

	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income Variance
Held for trading securities	$1,277	$(1,298)	$(21)	$1,136	$(750)	$386
Available for sale securities:
US obligations	(59)	(42)	(101)	230	(205)	25
CMO agencies	(2,696)	(1,768)	(4,464)	(18,426)	—	(18,426)
Agency MBS	(6,963)	(5,088)	(12,051)	(15,030)	(1,687)	(16,717)
Other and private securities	557	(1,814)	(1,257)	(9,586)	4,433	(5,153)

Total available for sale securities	(9,161)	(8,712)	(17,873)	(42,812)	2,541	(40,271)
Total loans held for sale	1,663	(821)	842	(808)	(668)	(1,476)
Loans receivable
Consumer:
Residential	(16,714)	2,132	(14,582)	(11,175)	(8,222)	(19,397)
Consumer	(3,181)	2,324	(857)	(3,058)	1,034	(2,024)

	(19,895)	4,456	(15,439)	(14,233)	(7,188)	(21,421)
Commercial:
Commercial real estate	12,437	(2,423)	10,014	(12)	1,419	1,407
Commercial and industrial	24,111	200	24,311	27,361	1,661	29,022
Construction and land	1,175	(1,729)	(554)	(4,058)	1,421	(2,637)

	37,723	(3,952)	33,771	23,291	4,501	27,792
Total loans	19,491	(317)	19,174	8,250	(3,355)	4,895
Other interest-earning assets	(700)	280	(420)	(1,484)	(1,178)	(2,662)

Total Interest Income Variance	$10,907	$(10,047)	$860	$(34,910)	$(2,742)	$(37,652)

Interest Expense Variance
Deposits:
Interest bearing deposits	$2,469	$(9,125)	$(6,656)	$2,002	$(10,058)	$(8,056)
Brokered deposits	(2,796)	(15,448)	(18,244)	(11,900)	(2,596)	(14,496)

Total deposits	(327)	(24,573)	(24,900)	(9,898)	(12,654)	(22,552)
Repurchase agreements	(9,555)	(1,444)	(10,999)	(26,717)	(4,818)	(31,535)
Advances from FHLB	1,897	(824)	1,073	(902)	(9,124)	(10,026)
Other short-term borrowings	—	—	—	(8)	(8)	(16)
Notes payable	9,039	(4,907)	4,132	6,644	(3,933)	2,711
Loans payable	(389)	313	(76)	(522)	(256)	(778)

Total Interest Expense Variance	665	(31,435)	(30,770)	(31,403)	(30,793)	(62,196)

Net Interest Income Variance	$10,242	$21,388	$31,630	$(3,507)	$28,051	$24,544

Average interest-earning assets decreased from $7.6 billion for the year ended December 31, 2011 to $7.5 billion for the corresponding 2012 period, while at both periods the average interest-bearing liabilities remained the same at $6.8 billion. The repositioning of the balance sheet during 2012 resulted in a 45 basis point improvement in net interest margin from 2.50% for the year ended December 31, 2011 to 2.95% for the corresponding 2012 period.

Average interest-earning assets decreased from $8.8 billion for the year ended December 31, 2010 to $7.6 billion for the corresponding 2011 period, while average interest-bearing liabilities also decreased from $8.0 billion to $6.8 billion, respectively. The sales of MBS and other debt securities during the second and third quarters of 2011 and the purchase of investments of shorter duration, as well as the shifts in the composition of average interest-bearing liabilities from higher cost borrowing to less expensive sources of financing, such as new money market accounts with a cost of less than 0.4%, is part of the execution of the Company strategy to de-lever the balance sheet. The repositioning of the balance sheet during 2011 resulted in a 63 basis point improvement in net interest margin from 1.87% for the year ended December 31, 2010 to 2.50% for the corresponding 2011 period.

Provision for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management considering all losses inherent in the portfolio and based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, individual assessment of significant impaired loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is maintained at an appropriate level, future additions to the allowance may be necessary if economic conditions change or if credit losses increase substantially from those estimated by Doral Financial in determining the ALLL. Unanticipated increases in the allowance for loan and lease losses could materially affect Doral Financial’s net income in future periods.

2012 compared to 2011.    Doral Financial’s provision for loan and lease losses for the year ended December 31, 2012 totaled $176.1 million compared to $67.5 million for 2011, an increase of $108.6 million. During 2012, management undertook an effort to review the assumptions and modeling underlying its allowance for loan and lease loss valuation and align the Company’s estimate with a more conservative view of future loan performance reflective of the uncertain economic and regulatory environments within which Doral operates. The resulting changes in estimates are captured in the 2012 allowance for loan and lease losses and the corresponding provision. Refer to the discussions under Credit Risk for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

Significant provisions for loan losses were recorded for the residential mortgage portfolio, with $112.2 million, commercial real estate with $35.3 million, and construction and land with $23.8 million in 2012 while provision for loan losses of $31.6 million for residential mortgage loans, $5.7 million for commercial real estate, and $23.9 million for construction and land were recorded in 2011. The 2012 PLLL in general reflects the more conservative estimates adopted by Doral in the provision for loan and lease loss estimates, the receipt of new valuations on properties previously defaulted on their loans or defaulting on their loans during the year, and the increase in nonperforming loans, particularly in the residential mortgage loan portfolio. Substantially all the 2012 provision for loan and lease losses relates to loans extended to borrowers domiciled in Puerto Rico.

Provision for the residential, commercial real estate, and construction and land portfolios for the year ended December 31, 2012 are described below:

•

Residential mortgage loans — The provision for loan and lease losses for the year ended December 31, 2012 totaled $112.0 million compared to the $31.6 million recorded for 2011. The significant increase in the 2012 provision for loan and lease losses resulted from adopting a more conservative outlook reflective of the uncertain current economic and regulatory environments. Specifically, during the first quarter of 2012, the provision for loan and lease losses included $9.9 million from Doral increasing its estimate of delinquent residential mortgage loans moving through foreclosure to REO; $13.5 million related to adjusting factors considered in estimating expected loss; $7.7 million related to increasing the estimate of cumulative redefaults of modified loans; $2.7 million related to decreasing the estimated rate at which modified loans will be expected to perform in the future; $3.0 million related to increasing the probability of a performing loan defaulting; and $22.6 million to charge off the full principal balance of all loans that were 5 years or more past due. The 2012 provision for loan and lease losses also included $32.9 million resulting from new valuations of properties collateralizing loans 180 days or more past due reflecting deterioration in property values since the loan was originally made or, for those loans delinquent more than a year, since the most recent previously valuation was received. Troubled debt restructurings executed during the year accounted for $10.2 million of the 2012 provision for loan and lease losses and $5.7 million can be attributed to losses experienced as properties moved to REO. Finally, $9.4 million of the 2012 provision for loan and lease losses resulted from an increase in the level of non-performing loans during the year.

•

Commercial real estate — The provision for loan and lease losses for the year ended December 31, 2012 totaled $35.3 million compared to the $5.7 million recorded in 2011. Approximately $25.8 million of the 2012 provision for loan and lease losses resulted from new valuations of properties collateralizing delinquent loans and $4.4 million resulted from deterioration in the estimate of amounts Doral will collect on foreclosure and resolution of properties collateralizing loans estimated to default. Another $3.7 million of the 2012 provision for loan and lease losses resulted from deterioration in the borrowers’ ability to timely service their debt and $1.4 million stemmed from additional potential losses related to specifically identified impaired loans.

•

Construction and land — The provision for loan and lease losses remained steady for the years ended December 31, 2012 and 2011, totaling $23.8 million for both periods. Approximately $21.0 of the 2012 provision for loan and lease losses resulted from new valuations of properties collateralizing delinquent loans and $2.8 million resulted from a decrease in the loan portfolio’s performance.

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

The provision for loan and lease losses for the commercial real estate portfolio decreased by $19.2 million for the year ended December 31, 2011, when compared to the corresponding 2010 period, due to the decrease in the rate of credit quality deterioration. In 2010, the amount of non-performing commercial real estate loans increased $64.0 million, reflecting adverse portfolio performance in a year the Puerto Rico gross domestic product decreased 3.8%. One loan in the amount of approximately $38.0 million which became non-performing in 2010, accounts for approximately $9.0 million of the variance. In 2011, the amount of non-performing commercial real estate loans decreased $25.5 million, reflecting significantly less decline in quality in the year.

The lower PLLL for residential mortgage loans resulted from lower charge-offs in 2011 ($29.7 million in 2011, compared to $31.0 million in 2010) offset in part by reserves required to reflect the increase in non-performing residential loan balances up $17.8 million in 2011.

The provision for loan and lease losses on the construction and land loan portfolio decreased $2.7 million during 2011. The decrease is mainly due to a charge-off of $12.6 million that the Company recorded when transferring certain construction loans to loans held for sale before subsequently selling them during 2010. During 2011 the Company’s construction and land non-performing loans decreased by $53.9 million; however, Doral recorded a provision of $23.8 million during 2011 largely resulting from updated valuations of existing impaired loans.

The provision for the other consumer loan portfolio and the commercial and industrial loan portfolio reflected decreases of $3.7 million and $2.0 million, respectively in 2011 compared to 2010. The decrease in the provision for the consumer loan portfolio was due to the runoff of the portfolio and better collection efforts. For commercial and industrial loans the reduction is the result of stabilizing credit quality in the portfolio as non-performing loans increased only approximately $32,000 during 2011, and net charge-offs declined $2.7 million.

Non-interest income (loss)

A summary of non-interest income (loss) for the years ended December 31, 2012, 2011 and 2010 is provided below.

Table C — Non-interest income (loss)

	Year Ended December 31,
				Variance
(In thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net other-than-temporary impairment losses	$(6,396)	$(4,290)	$(13,961)	$(2,106)	$9,671
Net gain on loans securitized and sold and capitalization of mortgage servicing	47,438	33,894	20,375	13,544	13,519
Servicing income:
Servicing fees	25,977	27,117	24,240	(1,140)	2,877
Late charges	4,852	4,837	10,110	15	(5,273)
Prepayment penalties and other servicing fees	1,637	1,727	1,686	(90)	41
Interest loss on serial notes and others	(5,846)	(5,758)	(6,764)	(88)	1,006
Amortization and market valuation of servicing asset	(25,924)	(12,074)	(12,087)	(13,850)	13

Total servicing income	696	15,849	17,185	(15,153)	(1,336)
Trading activities:
Gain on IO valuation	4,019	7,481	8,811	(3,462)	(1,330)
Gain on MSR economic hedge	652	1,464	7,476	(812)	(6,012)
Loss on hedging derivatives	(7,022)	(4,938)	(2,611)	(2,084)	(2,327)

Net (loss) gain on trading activities	(2,351)	4,007	13,676	(6,358)	(9,669)
Commissions, fees and other income:
Retail banking fees	25,890	27,211	28,595	(1,321)	(1,384)
Insurance agency commissions and other income	14,940	13,279	13,306	1,661	(27)
Other income	1,704	4,478	3,728	(2,774)	750

Total commissions, fees and other income	42,534	44,968	45,629	(2,434)	(661)
Net loss on early repayment of debt	(2,009)	(3,068)	(7,749)	1,059	4,681
Net gain (loss) on sale of investment securities	5,867	27,467	(93,713)	(21,600)	121,180

Total non-interest income (loss)	$85,779	$118,827	$(18,558)	$(33,048)	$137,385

2012 compared to 2011.    Significant variances in non-interest income for the year ended December 31, 2012, when compared to the corresponding 2011 period, are as follow:

•

A reduction in the net gain on sale of investment securities of $21.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, as a result of the Company’s efforts to deleverage the balance sheet in 2011 which left a smaller investment portfolio and released gains in the securities sold.

•

An increase of $2.1 million in net credit related OTTI as the Company recorded $6.4 million in net OTTI losses with the sale of certain mortgage backed and other debt securities during the first quarter of 2012.

•

A positive variance of $13.5 million on net gains on loans securitized and sold and capitalization of mortgage servicing, which was driven by an increase of $24.6 million in net gains on securities held for trading, $3.5 million increase in the capitalization of mortgage servicing rights, an increase of $2.2 million in origination and discount fees, partially offset by a $0.7 million decrease in the loss on sale of mortgage loans, and by a decrease of $16.1 million in deferred origination fees.

•

Net gains on trading assets and derivatives decreased $6.4 million driven by lower gains on IO valuation of $3.5 million, an increase in losses on hedging derivatives of $2.1 million and a $0.8 million decrease in gain on securities hedging the MSR .

•

A reduction of $15.2 million in total servicing income resulting largely from a decrease of $13.9 million in amortization and market valuation of the servicing asset and a decrease of $1.1 million in servicing fees.

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

•

An improvement in OTTI of $9.7 million. During 2010, the deterioration in estimated future cash flows of certain non-agency CMOs resulted in an OTTI of $13.3 million. These securities were subsequently sold during 2010 and the unrealized loss in OCI was realized. OTTI of approximately $4.3 million was recognized in 2011 and was related to the impairment of Doral’s residual interest retained in a Puerto Rico residential mortgage loan securitization completed in 2006.

•

A positive variance of $13.5 million on net gains on loans securitized and sold and capitalization of mortgage servicing, which was driven by an increase of $14.9 million in net gains from securities held for trading and a $1.9 million increase in the capitalization of mortgage servicing rights partially offset by decreases of $1.2 million in origination and discount fees and $2.1 million in gain on sale of mortgage loans and deferred origination fees.

•

Net gains on trading activities and derivatives decreased $9.7 million due mainly to reductions of $6.0 million, $2.3 million and $1.3 million in gains on the MSR economic hedge, increases in losses on hedging activities and decreased gain on IO valuation, respectively.

•

A $4.7 million decrease in net losses on early repayment of debt. During 2010, the Company recorded net losses on early repayment of debt of $7.7 million due to the early payment of securities sold under agreements to repurchase resulting from a sale of certain non-agency CMOs and retirement of callable certificates of deposit.

•

A decrease in total servicing income of $1.3 million related to $5.3 million less in late charges, partially offset by increases of $2.9 million and $1.0 million in servicing fees and interest on serial notes, respectively.

Non-interest expense

A summary of non-interest expense for the years ended December 31, 2012, 2011 and 2010 is provided below.

Table D — Non-interest expense

	Year Ended December 31,
				Variance
(In thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Compensation and benefits	$80,873	$73,431	$75,114	$7,442	$(1,683)
Professional services	50,030	37,694	53,165	12,336	(15,471)
Occupancy expenses	21,206	18,159	16,924	3,047	1,235
Communication expenses	13,832	15,145	17,019	(1,313)	(1,874)
FDIC insurance expense	17,478	14,316	19,833	3,162	(5,517)
Depreciation and amortization	13,386	13,228	12,689	158	539
EDP expenses	16,746	12,480	14,197	4,266	(1,717)
Taxes, other than payroll and income taxes	10,236	11,645	11,177	(1,409)	468
Corporate insurance	6,549	5,669	5,664	880	5
Advertising	8,280	4,985	8,917	3,295	(3,932)
Office expenses	4,828	3,978	5,490	850	(1,512)
Other expenses	15,803	14,530	18,585	1,273	(4,055)

	259,247	225,260	258,774	33,987	(33,514)
OREO expenses and other provisions:				—	—
Other real estate owned expense	24,184	11,132	40,956	13,052	(29,824)
Foreclosure expenses	9,793	7,586	4,987	2,207	2,599
Provision loss for LBI claim receivable	—	—	12,359	—	(12,359)
Provisions for other credit related expenses	1,762	5,202	6,754	(3,440)	(1,552)

	35,739	23,920	65,056	11,819	(41,136)

Total non-interest expense	$294,986	$249,180	$323,830	$45,806	$(74,650)

2012 compared to 2011.    Non-interest expense increased $45.8 million for the year ended December 31, 2012 compared to the corresponding 2011 period. Significant variances in non-interest expense were as follows:

•

OREO expenses totaled $24.2 million in 2012 compared to $11.1 million for the same period in 2011, an increase of $13.1 million. Higher OREO expenses in 2012 were mainly related to valuation adjustments based upon recent appraisals on the OREO portfolio.

•

An increase of $12.3 million in professional services was driven by (i) an increase of approximately $1.7 million in outsourcing of certain operations; (ii) an increase of $3.8 million in non-recurring professional service expenses incurred to perform certain review under the supervision of the Company’s Board of Directors; (iii) an increase of $6.2 million in legal expenses related to commercial loan workout and; (iv) an increase of $0.6 million in recruitment expenses.

•

Compensation and benefits increased $7.4 million due to: (i) increase of approximately $4.2 million in additional headcount related to growth in U.S. operations and growth in Puerto Rico collection and workout efforts; (ii) recognition of approximately $1.4 million in stock based compensation related to certain stock incentive bonuses and tax benefits thereon; (iii) an increase of approximately $8.1 million in incentive compensation and severance payments; and (iv) a $1.1 million increase in payroll taxes and fringe benefits. The increase in compensation and benefits was partially offset by a decrease of approximately $7.4 million in deferred loan origination costs.

•	Additional FDIC insurance expense of $3.2 million related to a change in the assessment rating.

•

Advertising expense increased $3.3 million as the Company incurred higher expenses in 2012 due to campaigns related to mortgage and retail banking aimed at increasing market share through product awareness and community out-reach initiatives.

•	An increase in EDP of $4.3 million due to outsourcing of the retail banking core application processes and technology optimization.

2011 compared to 2010.    Non-interest expense decreased $74.7 million for the year ended December 31, 2011 compared to the corresponding 2010 period. This decrease was the result of the Company’s cost reduction efforts during 2011 as well as improvements resulting from transactions made in 2010, as follows:

•

OREO expenses totaled $11.1 million in 2011 compared to $41.0 million for the same period in 2010, a decrease of $29.8 million. Higher OREO expenses in 2010 were mainly related to an additional provision for OREO losses of $17.0 million established during 2010 to recognize the effect of management’s strategic decision to reduce pricing to stimulate property sales, market value adjustments driven by lower values of certain OREO properties, and higher maintenance costs to maintain the properties in saleable condition. The favorable decrease is also due to better pricing on the sales of OREO, resulting in lower losses during 2011.

•

A decrease of $15.5 million in professional services was driven by lower defense litigation costs of $7.9 million, lower advisory services of $0.6 million related to the dissolution of Doral Holdings and Doral Holdings L.P., and lower advisory services of $7.1 million in 2011 compared to 2010 which were incurred during 2010 in relation to the sale of certain construction loans as well as expenses incurred for the Company’s participation in bidding for FDIC assisted transactions.

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

Income Taxes

The Puerto Rico income tax law does not generally provide for the filing of a consolidated tax return; therefore, income tax expense on the Company’s consolidated statement of income is the aggregate income tax expense of Doral’s individual subsidiaries. Doral Money, Inc., a U.S. corporation, and the U.S. operations of Doral Bank, are subject to U.S. income tax on their income derived from all sources. Substantially all other of the Company’s operations are conducted through subsidiaries in Puerto Rico.

Income tax benefit for 2012 was $161.5 million compared to an income tax expense of $1.7 million in the year 2011. The improvement in income tax of $163.2 million is due mainly from the $113.7 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain deferred tax assets into a prepaid tax. In addition, a $50.6 million deferred tax benefit was recorded during the fourth quarter of 2012 that resulted from the release of a portion of the deferred tax assets valuation allowance at Doral Financial Corporation, based on our evaluation of all available evidence in determining whether the valuation allowance for deferred tax assets at Doral Financial Corporation was needed. Our evaluation considered that: (i) Doral Financial Corporation is in a three-year cumulative loss position, but its core business has shown stable results in recent quarters; (ii) the conversion of Doral Insurance to a limited liability corporation and its election to be treated as a partnership which will allow Doral Insurance to consolidate its income and expenses into Doral Financial Corporation going forward as clarified by a tax ruling with the Puerto Rico Treasury Department and; (iii) Doral Financial Corporation transferred effective January 3, 2013, certain non-performing assets to a newly formed Puerto Rico corporate subsidiary for regulatory and business purposes, which will reduce Doral Financial Corporation stand-alone volatility in earnings. Based on our evaluation of both positive and negative evidence, we concluded that the objective positive evidence related to the: (i) Doral Insurance profitable business to be considered as part of Doral Financial Corporation results going forward and; (ii) the reduction of credit losses and volatility to Doral Financial Corporation stand-alone results from the transfer of non-performing assets to another entity outweighed the negative evidence and that it is more likely than not that a portion of Doral Financial Corporation deferred tax assets will be realized.

Also, the income tax expense decreased as a result of Doral Money lending activities using U.S. based funding sources, therefore eliminating the withholding tax on debt payments from the U.S. based lending operations to the Puerto Rico based funding operations. Income tax expense also includes branch level interest tax of $0.7 million as a result of Doral Bank operating a U.S. Branch after the merger of Doral Bank, FSB with Doral Bank. However, this represents a tax savings when compared to the past withholding tax on the debt payments from Doral Money to Doral Bank. Doral Bank may also be subject to branch profits tax in future tax years, but there was no branch profits tax in the current year as there was an increase in U.S. net equity for the period.

As of December 31, 2012 and 2011, the Company had two Puerto Rico entities which were in a cumulative loss position. For purposes of assessing the realization of the DTAs, the cumulative taxable loss position for these two entities is considered to be significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. Accordingly, as of December 31, 2012 and 2011, the Company determined that it was more likely than not that $284.6 million and $432.9 million, respectively, of its gross deferred tax asset would not be realized and therefore maintained a valuation allowance for those amounts.

For Puerto Rico taxable entities with positive core earnings, a valuation allowance on deferred tax assets was not recorded in 2012 and 2011 since they are expected to continue to be profitable. At December 31, 2012 and 2011, the net deferred tax asset associated with these two companies was $6.1 million and $6.4 million, respectively. It is management’s opinion that, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

In 2012 and 2011 management did not establish a valuation allowance on the deferred tax assets generated on the unrealized losses of its securities available for sale because the Company does not intend to sell the securities before recovery of value, and based on available evidence it is not more likely than not that the Company will decide or be required to sell the securities before the recovery of its amortized cost basis. Management has therefore determined that a valuation allowance on deferred tax assets generated on the unrealized losses of its securities available for sale is not necessary at this time.

There is no valuation allowance related to the cash flow hedges as of December 31, 2011.

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

Refer to note 27 of the accompanying consolidated financial statements for additional information related to the Company’s income taxes.

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

During 2011, the Company reorganized its reportable segments consistent with its return to profitability plan. The strategic plan has the objectives of establishing a focused approach for a turnaround and returning to profitability, and of managing its liquidating portfolios. The Company now operates in the following four reportable segments:

•

Puerto Rico — This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a branch network in Puerto Rico of 26 branches offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

•

United States — This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States through the U.S. operations of Doral Bank, with 8 branches in New York and Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market.

•

Liquidating Operations — This segment manages the Company’s liquidating portfolios which are comprised primarily of construction, land and large commercial real estate portfolios (loans and repossessed assets) with the purpose of maximizing the Company’s returns on these assets. There is no expected growth in the portfolios within this segment except as part of a workout function.

•

Treasury — The Company’s Treasury function handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies described in note 2 to the Company’s consolidated financial statements included in this 2012 Annual Report on Form 10-K, except for intersegment transactions. Intersegment transactions are made to account for loans in which segments with excess liquidity lend cash to segments with a shortage of liquidity. The extent of the intersegment loans is calculated based on the net assets less allocated equity of each segment. Intersegment interest income and expense is calculated based on portfolio specifics and market terms. Income tax expense has not been deducted in the determination of segment profits.

Prior to 2011, Doral Financial managed its business in three operating segments: mortgage banking activities, banking, and insurance agency activities. The Company’s segment reporting was organized by legal entity and aggregated by line of business. Legal entities that do not meet the threshold for separate disclosure are aggregated with other legal entities with similar lines of business. Management had previously made this determination based on operating decisions particular to each business line and because each one targets different customers and required different strategies.

The following table presents financial information of the four reportable segments as of and for the years ended December 31, 2012 and 2011 with the new reportable segment structure. Management determined that it was impracticable to change the composition of reportable segments for earlier periods; therefore, the Company has also presented below segment information as of and for the years ended December 31, 2012, 2011 and 2010 using the previous reportable segment structure.

Table E — Segment operating results

The following table presents selected operating data related to the Company’s operating segments:

	Year ended December 31, 2012
(In thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$217,454	$89,596	$(95,250)	$8,725	$—	$—	$220,525
Intersegment net interest (loss) income	(27,680)	(5,221)	38,759	(5,858)	—	—	—
Total net interest income (loss)	189,774	84,375	(56,491)	2,867	—	—	220,525
Provision for loan and lease losses	144,821	5,366	—	25,911	—	—	176,098
Non-interest income (loss)	78,662	5,537	1,367	215	(2)	—	85,779
Depreciation and amortization	11,724	1,629	1	3	29	—	13,386
Non-interest expense	179,607	35,668	15,594	29,913	20,818	—	281,600
Net (loss) income before income taxes	(67,716)	47,249	(70,719)	(52,745)	(20,849)	—	(164,780)
Identifiable assets	5,942,937	2,357,941	3,239,632	420,288	318	(3,482,870)	8,478,246

	Year ended December 31, 2011
(In thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$172,001	$57,375	$(58,031)	$17,550	$—	$—	$188,895
Intersegment net interest (loss) income	(48,224)	(6,008)	62,289	(8,057)	—	—	—
Total net interest income	123,777	51,367	4,258	9,493	—	—	188,895
Provision for loan and lease losses	35,764	2,291	—	29,470	—	—	67,525
Non-interest income (loss)	87,001	4,424	27,405	(3)	—	—	118,827
Depreciation and amortization	12,184	1,003	—	4	37	—	13,228
Non-interest expense	154,838	25,211	15,813	26,013	14,077	—	235,952
Net income (loss) before income taxes	7,992	27,286	15,850	(45,997)	(14,114)	—	(8,983)
Identifiable assets	6,206,037	1,610,111	3,288,543	610,499	—	(3,733,826)	7,981,364

The following discussion presents the results of operations for the years ended December 31, 2012 and 2011 of the four operating segments, as were re-defined during 2011.

Puerto Rico Segment

Net interest income for the Puerto Rico segment for the years ended December 31, 2012 and 2011 was $189.8 million and $123.8 million, respectively, an increase of $66.0 million, or 53.32%. Interest income in this segment is derived mostly from loans with $218.5 million and $229.3 million and a yield of 5.60% and 5.10% and other interest earning assets with $0.6 million and $3.0 million and a yield of 0.21% and 3.69%, for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, interest expense in the Puerto Rico segment is composed of interest expense on retail deposits with $11.9 million bearing interest at an average of 0.82%, while for the same period of 2011, interest expense is composed of interest expense on deposits of $23.3 million bearing interest at an average of 1.36% and advances from the FHLB with $37.0 million bearing interest at approximately 3.23%.

Provision for loan and lease losses for the years ended December 31, 2012 and 2011 was $144.8 million and $35.8 million, respectively. The increase in provision for loan losses of $109.1 million, or 304.9% is related to the residential and commercial real estate loan portfolios. The Puerto Rico loan portfolio is seasoned and mostly collateralized by real estate and, as a result of real estate properties in Puerto Rico having experienced a decline in value, this segment’s provision for loan losses has also increased significantly.

Non-interest income for the years ended December 31, 2012 and 2011 totaled $78.7 million and $87.0 million, respectively and is mostly composed of $44.3 million and $24.9 million related to gain on loans securitized and sold and capitalization of mortgage servicing; a loss of approximately $68,000 and an income of $19.2 million related to servicing activities; $25.7 million and $30.6 million related to retail banking fees; and $14.9 million and $13.3 million in insurance agency commissions for the 2012 and 2011 periods, respectively. Also included in the Puerto Rico segment’s non-interest income is a net loss of $6.1 million on trading activities related to hedging activities during 2012.

Depreciation and amortization for the years ended December 31, 2012 and 2011 was $11.7 million and $12.2 million, respectively, a decrease of $0.5 million, or 3.78%, and is primarily comprised of amortization of owned buildings and branch locations.

Non-interest expense for the years ended December 31, 2012 and 2011 was $179.6 million and $154.8 million, respectively, an increase of $24.8 million, or 16.00%. For the year ended December 31, 2012, the most significant expenses included within non-interest expense are: (i) compensation expense of $49.3 million; (ii) professional services of $24.0 million; (iii) occupancy expense of $14.8 million; (iv) other real estate owned expense of $16.3 million; (v) electronic data processing expense of $14.7 million; (vi) communication expense of

$11.8 million; (vii) FDIC insurance expense of $6.8 million; (viii) foreclosure and credit related expenses of $7.0 million; (ix) taxes other than payroll expenses of $6.3 million; (x) corporate insurance expense of $4.9 million and; (xi) other expenses such as advertising and general office expenses of $23.7 million. For the year ended December 31, 2011, the significant expenses included within non-interest expense are: (i) compensation expense of $48.8 million; (ii) occupancy expense of $13.0 million; (iii) electronic data processing expense of $25.1 million; (iv) professional services of $12.7 million; (v) other real estate owned expenses of $8.5 million; (vi) FDIC insurance of $7.3 million; (vii) taxes other than payroll of $7.3 million; (viii) and other operational expenses of $32.1 million, such as advertising, insurance and general office expenses related to the mortgage loan and retail banking operations.

United States Segment

Net interest income for the United States segment for the years ended December 31, 2012 and 2011 was $84.4 million and $51.4 million, respectively, an increase of $33.0 million, or 64.26%. Interest income in this segment is derived mostly from interest income on loans totaling $109.1 million and $66.5 million with a yield of 5.70% and 5.50%, for the years ended December 31, 2012 and 2011, respectively. Interest expense in the United States segment is mostly composed of interest expense on retail deposits totaling $6.8 million with an average cost of 1.20% and $2.7 million with an average cost of 1.47% for 2012 and 2011. For the year ended December 31, 2011, interest expense also included interest on brokered deposits totaling $0.1 million with an average cost of 1.65%. Interest expense is also composed of interest on notes payable totaling $12.6 million with an average cost of 2.63% and $6.4 million with an average cost of 2.58% and interest expense on advances from the FHLB totaling $0.1 million with an average cost of 2.23% and $0.2 million with an average cost of 2.22%, for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, the United States segment also includes interest expense on loans payable of $0.1 million at an average cost of 9.10% related to a secured borrowing extended to a third-party, which is collateralized with a construction loan.

Provision for loan and lease losses for the years ended December 31, 2012 and 2011 was $5.4 million and $2.3 million, an increase of $3.1 million, and is mostly represents charges related to credit risk in its commercial real estate and syndicated loan portfolios.

Non-interest income for the years ended December 31, 2012 and 2011 was $5.5 million and $4.4 million, respectively, an increase of $1.1 million, or 25.16%. For the 2012 and 2011 periods non-interest income is mostly composed of: (i) servicing income of $0.8 million and $1.5 million; (ii) retail banking commissions and fees of $0.2 million and $2.1 million; (iii) gain on sale of mortgage loans and investment securities of $3.2 million and $0.8 million, respectively. For the year ended December 31, 2012, the United States segment’s non-interest income also includes $1.3 million in other income related to fees earned on the syndicated loan portfolio.

Depreciation and amortization for the years ended December 31, 2012 and 2011 was $1.6 million and $1.0 million, respectively, an increase of $0.6 million, or 62.41%, and is primarily comprised of amortization of owned buildings and branch locations.

Non-interest expense for the years ended December 31, 2012 and 2011 was $35.7 million and $25.2 million, respectively and is primarily comprised of: (i) compensation expense of $18.5 million and $15.0 million; (ii) occupancy expense of $5.8 million and $4.3 million; (iii) professional services of $3.2 million and $2.1 million; (iv) communication expenses of $1.9 million and $1.5 million; (v) FDIC insurance expense of $1.7 million and $0.2 million and; (vi) other operational expenses of $4.6 million and $2.0 million, such as electronic data processing, and advertising expenses.

Treasury Segment

Net interest loss for the Treasury Segment for the year ended December 31, 2012 totaled $56.5 million while net interest income for December 31, 2011 totaled $4.3 million, a decrease of $60.8 million. The decrease in net interest income is mostly due to less FTP interest income allocated to the Treasury segment during 2012. During the 2012 and 2011 periods, interest income for this segment is derived mostly from: (i) securities held for trading and available for sale of $18.2 million and $36.0 million and a yield of 2.90% and 3.36%, respectively and; (ii) other interest earning assets with $3.1 million and $1.2 million and a yield of 4.24% and 2.60%, respectively. For the years ended December 31, 2012 and 2011, interest expense on the Treasury segment is mostly composed of: (i) interest expense on deposits with $0.9 million and $0.3 million and an average cost of 0.86% and 0.98% and brokered deposits with $43.8 million and $61.9 million and an average cost of 2.07% and 2.79%; (ii) interest expense on loans payable with $5.9 million and $6.0 million at an average cost of 2.13% and 2.02% and notes payable with $17.7 million and $19.7 million and an average cost of 7.60% and 7.55%; and (iii) interest expense on securities sold under agreements to repurchase with $10.1 million and $21.1 million and an average cost of 2.67% and 2.88%, respectively. For the year ended December 31, 2012 interest expense on the Treasury segment also includes interest expense on advances from the FHLB of $38.1 million at an average cost of 3.16%.

Non-interest income for the year ended December 31, 2012 and 2011 totaled $1.4 million and $27.4 million, respectively and is mostly composed of: (i) gain on sale of investment securities of $5.9 million and $27.3 million; and (ii) trading income of $4.0 million and $7.5 million, partially offset by: (a) loss on early redemption of debt of $2.0 million and $3.1 million; and (b) other than temporary impairment loss of $6.4 million and $4.3 million on non-agency CMOs, respectively.

Non-interest expense for the year ended December 31, 2012 and 2011 was $15.6 million and $15.8 million, respectively and is primarily comprised of: (i) compensation expense of $1.4 million and $2.2 million; (ii) FDIC insurance expense of $9.0 million and $8.1 million; and (iii) taxes and other payroll expense of $3.9 million and $4.3 million, as well as (iv) other operational expenses of $1.2 million and $1.2 million, respectively, such as electronic data processing and professional services related to the investment portfolio, interest rate risk management and liquidity position operations.

Liquidating Operations Segment

Net interest income for the Liquidating Operations segment for the years ended December 31, 2012 and 2011 totaled $2.9 million and $9.5 million, respectively, a decrease of $6.6 million, or 69.80%, and is primarily composed of interest income from Puerto Rico construction and land loans portfolios of $8.7 million with a yield of 3.37% and $17.6 million with a yield of 6.08%, offset by $5.9 million and $8.1 million of interest expense, respectively, allocated to the segment based on the FTP methodology.

Provision for loan and lease losses for the years ended December 31, 2012 and 2011 was $25.9 million and $29.5 million, respectively, a decrease of $3.6 million, or 12.08% and represents charges related to the loan portfolio credit risk. The Liquidating Operations loan portfolio is mostly collateralized by real estate and land.

Non-interest expense for the years ended December 31, 2012 and 2011 was $29.9 million and $26.0 million, respectively, an increase of $3.9 million, or 14.99%, and is primarily composed of: (i) compensation expense of $1.5 million and $0.3 million; (ii) professional services totaling $16.0 million and $21.5 million; (iii) other real estate owned and foreclosure and other credit related expenses of $12.3 million and $3.3 million and; (iv) other operational expenses totaling $0.1 million and $0.9 million, respectively related to management of this liquidating portfolio.

Corporate Segment

Non-interest expense for the years ended December 31, 2012 and 2011 totaled $20.8 million and $14.1 million, respectively and is primarily composed of: (i) compensation expenses of $10.1 million and $7.2 million; (ii) professional services of $7.1 million and $3.9 million and; (iii) other operational expenses totaling $3.6 million and $3.0 million, respectively related to the corporate administrative functions.

Intersegment

The intersegment balances represent internal funding and investment in subsidiaries.

For comparative purposes, the tables and discussion that follow for the years ended December 31, 2012, 2011 and 2010, of the operating segments of the Company, is presented with the three reportable segment structure that was previously used by the Company.

Table F — Banking Segment Results

	For the year ended December 31,
(In thousands)	2012	2011	2010
Net interest income	$210,702	$179,740	$150,608
Provision for loan and lease losses	150,108	57,380	93,964
Non-interest income (loss)	61,136	91,190	(49,199)
Non-interest expense	281,153	227,024	260,298
Net loss before income taxes	(159,423)	(13,474)	(252,853)
Net loss	(97,574)	(17,038)	(261,857)
Identifiable assets	7,859,955	7,310,399	7,964,575

The banking segment includes Doral Financial’s banking operations in Puerto Rico, currently operating through 26 retail bank branches, and in the mainland United States, principally in the New York City metropolitan area and in the northwest area of Florida through 8 branches. Doral Financial accepts deposits from the general public and institutions, obtains borrowings, originates and invests in loans, invests in mortgage-backed securities as well as in other investment securities and offers traditional banking services.

This segment also includes the operations conducted through Doral Bank’s subsidiaries, Doral Money, which engages in commercial and construction lending in the New York City metropolitan area, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of real property securing an interim construction loan. Doral Money’s syndicated lending is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market.

On December 19, 2012, the Company entered into a $311.0 collateralized loan arrangement in which largely U.S. based commercial loans were pledged to collateralize $251.0 million from a third party and $59.8 million funded by Doral, paying 3-month LIBOR plus a spread that ranges from 1.45 percent to 3.25 percent. The entity holding the loans is consolidated into Doral and the third party financing is reported as a note payable in the accompanying consolidated financial statements. The third party funding provides an additional source of liquidity for the Company’s U.S. operations.

On April 26, 2012, the Company entered into a $416.2 collateralized loan arrangement in which largely U.S. based commercial loans were pledged to collateralize $331.0 million from a third party and $85.2 million funded by Doral, paying 3-month LIBOR plus a spread that ranges from 1.47 percent to 2.50 percent. The entity holding the loans is consolidated into Doral and the third party financing is reported as a note payable in the accompanying consolidated financial statements. The third party funding provides an additional source of liquidity for the Company’s U.S. operations.

During 2010, the Company entered into a CLO arrangement with a third party in which up to $450.0 million of U.S. mainland based commercial loans are pledged to collateralize a debt of $250.0 million paying three month LIBOR plus 1.85 percent issued by Doral CLO I, Ltd. Doral CLO I. Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after the payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I. Ltd.

During 2010, Doral Investment was granted license to operate as an international banking entity under the IBC Act. Doral Investment remains inactive as of December 31, 2012.

2012 compared to 2011.    Net interest income for the banking segment was $210.7 million for 2012, compared to $179.7 million for 2011. The increase of $31.0 million or 17.23% in net interest income was principally driven by an increase of $2.0 million in interest income as well as a decrease in interest expense of $29.0 million. The increase in net interest income is related to an increase of $18.3 million, or 13 basis points in loans interest income, partially offset by a decrease of $15.5 million, or 76 basis points in interest income from investment securities. The reduction in interest expense is mostly related to a decrease in interest expense on: (i) securities sold under agreements to repurchase of $11.0 million, or 21 basis points and; (ii) deposits of $24.9 million, or 63 basis points. These reductions were partially offset by an increase of $1.1 million and $5.8 million in interest expense on advances from the FHLB and notes payable, respectively.

Average interest-earning assets remained in $7.0 billion when comparing the December 31, 2012 balance to the December 31, 2011 balance; however, average loans increased by $479.5 million during 2012, while investment securities decreased by $512.7 million. Average interest-bearing liabilities also remained steady at $6.3 billion for both December 31, 2012 and 2011. Average loans payable and securities sold under agreements to repurchase decreased by $12.6 million and $353.8 million, respectively, while average deposits increased by $92.5 million, average advances from the FHLB increased by $60.2 million and average notes payable increased by $227.6 million. The increase in notes payable is mostly related to the collateralized loan obligations issued by the Company during the second and fourth quarters of 2012.

Non-interest income for the banking segment was $61.1 million for 2012, compared to a non-interest income of $91.2 million for 2011. The decrease of $30.1 million, or 32.96% in non-interest income was driven by: (i) a decrease of $21.6 million, or 78.57% in gain on sale of investment securities available for sale; (ii) a decrease of $15.3 million, or 81.20% in servicing income; (iii) a decrease of $2.9 million, or 83.35% in net gain on trading assets and derivatives; (iv) an increase of $1.5 million, or 10.00% in OTTI and; (v) a decrease of $1.3 million, or 4.86% in retail banking fees. These decreases were partially offset by increases of $11.0 million, or 48.52% in net gain on loans sold and capitalization of mortgage servicing and a decrease of $1.1 million, or 34.52% in loss on early repayment of debt and $0.4 million in other income.

Non-interest expense for the banking segment was $281.2 million for 2012, compared to $227.0 million for 2011. The increase in non-interest expense of $54.2 million, or 23.84% in related to: (i) increase of $8.7 million, or 23.78% in professional services; (ii) increase of $7.8 million, or 11.83% in compensation and benefits; (iii) increase of $3.9 million, or 31.82% in electronic data processing expenses; (iv) increase of $3.2 million, or 22.09% in FDIC insurance; (v) increase of $3.2 million, or 13.87% in occupancy expenses; (vi) an increase of $12.2 million in other operating expenses, including communication expenses, advertising expenses, corporate insurance and office expenses; (vii) an increase of $5.3 million, or 77.72% in foreclosure and credit related expenses and: (viii) an increase of $9.9 million, or 94.67% in OREO expenses.

2011 compared to 2010.    Net interest income for the banking segment was $179.7 million for 2011, compared to $150.6 million for 2010. The increase in net interest income was principally driven by a reduction of $60.0 million in interest expense during 2011, partially offset by a net reduction of $30.9 million in interest income for the same period. The net reduction in interest income was principally related to: (i) a decrease of $38.3 million in interest income on MBS impacted by a reduction in the average balance of MBS of $1.2 billion during 2011 resulting from the sale of agency CMOs and other MBS during 2011; and (ii) a decrease of $3.7 million in interest income on investment securities and other interest earning assets due to a reduction in the average balance of approximately of $91.8 million related to sales, calls and/or maturities and partially offset by a positive interest income variance of $11.1 million in the loans portfolio.

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

Non-interest income for the banking segment was $91.2 million for 2011, compared to a non-interest loss of $49.2 million for 2010. The increase in non-interest income of $140.4 million was driven by a positive variance related to: (i) a gain on sale of investment securities available for sale of approximately $27.3 million during 2011, compared to a loss of $107.0 million during 2010 resulting from the sale of certain non-agency CMOs; (ii) a decrease in loss in early repayment of debt of approximately $4.7 million; (iii) gain on loans securitized and sold and capitalization of mortgage servicing of approximately $13.3 million, partially offset by decreases in: (i) trading income of approximately $8.3 million; and (ii) servicing income of approximately $3.6 million. The decrease in servicing income is mostly related to decreases in late charges and prepayment penalties during 2011.

Non-interest expense for the banking segment was $227.0 million for 2011, compared to $260.3 million for 2010. The decrease in non-interest expense of $33.3 million was mainly driven by decreases in: (i) professional services of $8.8 million mainly related to consulting services to support management through the FDIC-assisted transaction bidding, advertising expenses to promote deposit products after the bank consolidations in Puerto Rico during 2010, and to core system outsourcing optimizations; (ii) OREO expenses of $16.6 million related to the recognition, during 2010, of additional provision to reduce pricing in order to accelerate OREO sales as well as other expenses to maintain properties in saleable conditions; (iii) FDIC insurance expense of $5.6 million; (iv) loss of $7.8 million mostly related to the Company’s claim on LBI established during 2010. These decreases were partially offset by: (i) a $6.0 million increase in compensation and benefit expenses primarily driven by increases in the U.S. operations workforce of regular and temporary employees; and (ii) an increase of $2.5 million in occupancy expenses mostly in the Company’s US operations.

Table G — Mortgage Banking Segment Results

	For the year ended December 31,
(In thousands)	2012	2011	2010
Net interest income	$5,063	$4,533	$7,491
Provision for loan and lease losses	25,990	10,145	5,011
Non-interest income	35,309	33,432	45,019
Non-interest expense	22,059	28,537	69,600
Net loss before income taxes	(7,677)	(717)	(22,101)
Net income (loss)	92,547	5,562	(23,625)
Identifiable assets	1,762,656	1,719,101	1,741,104

The Company’s mortgage origination business is conducted by Doral Mortgage, a wholly-owned subsidiary of Doral Bank. The Company’s mortgage servicing business is operated by Doral Bank. Substantially all new loan origination and investment activities at the holding company level were terminated.

2012 compared to 2011.    Net interest income for the mortgage banking segment was $5.1 million for 2012, compared to $4.5 million for 2011. The increase in net interest income was principally driven by a reduction of $2.2 million in interest expense during 2012, partially offset by a reduction of $1.6 million in interest income for the same period. The decrease in interest income was mostly the result of a decrease of $57.1 million in the average loan balance. The reduction in interest expense during 2012 was driven by decreases of $19.2 million and $28.0 million in the average outstanding loan payable and note payable balances, respectively.

Total average balance of interest-earning assets decreased by $65.4 million during 2012, from $579.1 million for the year ended December 31, 2011 to $513.7 million for the corresponding 2012 period. The decrease in the average balance of interest-earning assets during 2012 and the significantly smaller decrease in net interest income of $531 thousand resulted in an increase of 21 basis points in the net interest margin, from 0.78% during 2011 to 0.99% during 2012.

Non-interest income for the mortgage banking segment was $35.3 million for 2012, compared to $33.4 million for 2011. The increase in non-interest income of $1.9 million, or 5.61% resulted mainly from an increase of $4.9 million, or 29.92% in other income from management fees received by the holding company from the insurance subsidiary and an increase of $1.1 million, or 7.69% in gain on loans securitized and sold and capitalization of mortgage servicing. These increases were partially offset a decrease of $3.5 million, or 46.28% in gain on trading activity and $0.6 million in losses related to the investment securities available for sale portfolio.

Non-interest expense for the mortgage banking segment was $22.1 million for 2012, compared to $28.5 million for 2011. The decrease in non-interest expense of $6.4 million, or 22.70% during 2012 was mainly driven by a decrease of $10.1 million, or 290.30%, in other expenses related to an increase in allocated expenses and a decrease of $3.9 million, or 119.16% in foreclosure expenses. These decreases were partially offset by: (i) an increase of $4.1 million, or 102.72% in professional services; (ii) an increase of $3.1 million, or 492.88% in other real estate owned expenses and; (iii) an increase of $0.4 million in other expenses, such as compensation and benefits, occupancy expense and electronic data processing.

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

Table H — Insurance Segment Results

	For the year ended December 31,
(In thousands)	2012	2011	2010
Net interest income	$—	$—	$—
Provision for loan and lease losses	—	—	—
Non-interest income	14,940	13,279	13,306
Non-interest expense	9,295	2,576	2,627
Net income before income taxes	5,645	10,703	10,679
Net income	5,051	6,281	6,324
Identifiable assets	12,410	12,837	11,850

Doral Financial operates its insurance agency activities through its wholly-owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s mortgage customers. Doral Insurance Agency also offers a diversified range of insurance products such as auto, life, home protector and disability, among others. Net income for this segment amounted to $5.1 million, $6.3 million and $6.3 million for years ended December 31, 2012, 2011 and 2010, respectively. Non-interest expense for the year ended December 31, 2012 was $9.3 million, an increase of $6.7 million, or 2.6%, mostly related to: (i) management fees paid to the parent company of $4.8 million; (ii) an increase of $0.8 million in provisions for receivables and; (iii) an increase of $0.8 million in allocated expenses. For the year ended December 31, 2012, insurance fees and commissions amounted to $14.9 million, compared to $13.3 million in 2011 and $13.3 million in 2010.

BALANCE SHEET AND OPERATING DATA ANALYSIS

Loan Production

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Loans originated by Doral Financial include acquisition of assigned interests in syndicated loans originated through the Company’s United States operations. Purchases of mortgage loans from third parties were $164.5 million, $77.0 million and $99.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth Doral Financial’s loan production for the periods indicated:

Table I — Loan Production

	Year ended December 31,
(Dollars in thousands)	2012				2011			2010
	PR		US	Total	PR	US	Total	PR	US	Total
FHA/VA mortgage loans	$496,177		$—	$496,177	$221,645	$—	$221,645	$245,129	$—	$245,129
Conventional conforming mortgage loans	301,203		—	301,203	199,449	—	199,449	158,619	—	158,619
Conventional non-conforming mortgage loans(1)	60,096		1,050	61,146	111,969	2,322	114,291	268,942	645	269,587
Construction development loans(2)	—		80,608	80,608	—	43,158	43,158	96,900	41,567	138,467
Disbursement under existing construction development loans	23,698		14,634	38,332	10,165	9,380	19,545	8,434	5,988	14,422
Commercial real estate(3)	8,298		591,809	600,107	5,213	156,230	161,443	6,587	80,416	87,003
Commercial and industrial loans	111,107	(4)	719,731	830,838	1,405	1,000,997	1,002,402	—	522,123	522,123
Consumer loans	1,013		33	1,046	1,826	33	1,859	3,983	—	3,983

Total loans	$1,001,592		$1,407,865	$2,409,457	$551,672	$1,212,120	$1,763,792	$788,594	$650,739	$1,439,333

(1)	Includes $0.2 million, $0.2 million and $1.4 million in second mortgages for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	For the year ended December 31, 2010, includes $96.9 million related to a single construction loan.

(3)	Commercial and consumer lines of credit are included in the loan production according to the credit limit approved.

(4)	Includes $102.0 million related to the amendment of a pre-existing credit agreement that qualifies as a new loan.

Loan production increased $645.7 million, or 36.6%, in the year ended December 31, 2012, when compared to the corresponding 2011 period. For the year ended December 31, 2012, the higher volume in U.S. operations was mainly driven by an increase of approximately $435.6 million in commercial real estate loans originated by the Company’s U.S. lending unit. The U.S. loan originations increase in commercial real estate loans is attributable to the Doral Property Finance Business Unit primarily engaged in providing structured financing products to the commercial real estate industry in the form of one to five year senior secured loans. The increase was partially offset by a decline of $281.3 million in commercial and industrial loans. The higher volume in P.R. operations was mainly attributable to an increase of $274.5 million, $101.8 million and $109.7 million in the origination of FHA/VA, conventional mortgage loans and commercial and industrial loans, respectively, by the Company’s Puerto Rico lending unit. The increase of P.R. residential mortgage loans originations was driven by low interest rates and local government programs. P.R. operations also improved its market share through robust marketing efforts capitalizing on the Doral brand with an emphasis on customer awareness and excellence in customer service. The increase in commercial and industrial loans originations in P.R. operations is mainly related to a transaction closed during the third quarter of 2012, whereby Doral and the third-party amended the existing credit agreement that, for accounting purposes, extinguished the existing loan receivable and extended a new loan. See note 38 of the accompanying audited consolidated financial statements for additional details.

Doral’s loan production for the year ended December 31, 2012 includes $559.1 million of assigned interests in loans acquired from the lead financial institutions through syndication. Doral does not act as an agent or lead bank in any of the loan arrangements.

Loan production increased $324.5 million, or 22.5%, in the year ended December 31, 2011, when compared to the corresponding 2010 period. For the year ended December 31, 2011, the higher volume was mainly driven by an increase of approximately $74.4 million in commercial real estate loans and an increase of $480.3 million in commercial and industrial loans principally originated by the Company’s U.S. lending unit, which is engaged in purchasing assignment interests in senior credit facilities in the syndicated loan market. These increases were partially offset by a decline of $95.3 million in construction development loans and declines of $155.3 million and $23.5 million in the origination of conventional non-conforming and FHA/VA loans, respectively, by the Company’s Puerto Rico lending unit.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the years ended December 31, 2012, 2011, and 2010, refinancing transactions represented approximately 82%, 68% and 85%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may continue to reduce the refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

Loan Origination Channels

In Puerto Rico, Doral Financial relies primarily on Doral Bank’s extensive branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiary. Due to worsening economic conditions in Puerto Rico, new lending activity in Puerto Rico, other than residential mortgage loans, has been limited since 2008.

The following table sets forth the sources of Doral Financial’s loans production as a percentage of total loan originations for the years indicated:

Table J — Loan Origination Sources

	Year ended December 31,
	2012			2011			2010
	PR	US	Total	PR	US	Total	PR	US	Total
Residential	29%	—%	29%	26%	—%	26%	41%	—%	41%
Wholesale(1)	7%	—%	7%	4%	—%	4%	6%	1%	7%
Housing Developments(2)	1%	4%	5%	1%	3%	4%	7%	4%	11%
Commercial Real Estate	—%	24%	24%	—%	9%	9%	—%	5%	5%
Commercial and industrial	5%	30%	35%	—%	57%	57%	—%	36%	36%

Total	42%	58%	100%	31%	69%	100%	54%	46%	100%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Includes new construction development loans and the disbursement of existing construction development loans.

The increase in U.S. loan originations during 2011 is mainly related to originations of the U.S. syndicated lending unit.

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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table K — Loans serviced for third parties

	Year ended December 31,
(Dollars in thousands, except for average size of loans serviced)	2012	2011	2010
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,619,193	$2,535,196	$2,369,044
FHLMC/FNMA	2,575,736	2,684,790	2,842,663
Other conventional mortgage loans(1)(2)	2,399,423	2,678,342	2,996,353

Total portfolio serviced for third parties	$7,594,352	$7,898,328	$8,208,060

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$7,898,328	$8,208,060	$8,655,613
Additions to servicing portfolio	804,107	564,592	475,224
Servicing released due to repurchases	(67,354)	(97,564)	(102,815)
MSRs sales	—	—	(24,045)
Run-off(3)	(1,040,729)	(776,760)	(795,917)

Ending servicing portfolio	$7,594,352	$7,898,328	$8,208,060

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	92,145	95,371	98,404
Weighted-average interest rate	5.79%	6.05%	6.19%
Weighted-average remaining maturity (months)	235	236	239
Weighted-average gross servicing fee rate	0.40%	0.34%	0.40%
Average servicing portfolio(4)	$7,769,833	$8,049,696	$8,330,994
Principal prepayments	$695,021	$422,820	$422,522
Constant prepayment rate	8%	5%	5%
Average size of loans	$82,417	$82,817	$83,412
Servicing assets, net	$99,962	$112,303	$114,342
Mortgage-servicing advances(5)	$72,743	$61,795	$51,462
Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.32%	2.46%	2.64%
90 days or more past due	4.30%	5.37%	5.48%

Total delinquencies excluding foreclosures	6.62%	7.83%	8.12%

Foreclosures pending	5.58%	4.19%	3.36%

(1)	Excludes $3.8 billion of mortgage loans owned by Doral Financial at December 31, 2012, and $4.4 billion at 2011 and 2010.

(2)	Includes portfolios of $89.2 million, $109.8 million and $139.6 million at December 31, 2012, 2011 and 2010, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $3.9 billion, $4.4 billion and $4.4 billion at December 31, 2012, 2011 and 2010, respectively.

(5)	Includes reserves for possible losses on P&I advances of $11.2 million, $11.4 million and $14.6 million as of December 31, 2012, 2011 and 2010, respectively.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

Substantially all of the loans in Doral Financial’s servicing portfolio are secured by single (one to four) family residences located in Puerto Rico. At December 31, 2012 and 2011, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.7 billion, $0.4 billion and $0.4 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Total delinquencies excluding foreclosures decreased from 7.83% to 6.62% from 2011 to 2012. The pending foreclosures increased from 4.19% to 5.58%, respectively. The Company does not expect significant losses related to these delinquencies since it has established a reserve for loans under recourse agreements and for other non-recourse loans and it has not experienced significant losses in the past.

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

Loans Held for Sale

Loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported under net gain on mortgage loan sales and fees in the consolidated statements of operations. Given traditional consumer preferences in Puerto Rico, substantially all of Doral Financial’s residential loans held for sale are fixed-rate loans. Refer to note 10 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans held for sale. As of December 31, 2012, loans held for sale totaled $438.1 million, of which approximately $381.2 million consisted of residential mortgage loans.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral Financial may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional (but not an obligation). When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back into the Company’s portfolio of loans held for sale, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2012, the portfolio of loans held for sale includes $213.7 million related to GNMA defaulted loans, compared to $168.5 million and $153.4 million as of December 31, 2011 and 2010, respectively.

During 2012, the Company repurchased $42.0 million of GNMA defaulted loans, which were classified as loans held for investment, compared to $54.7 million during 2011.

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

The maximum aggregate amount in secured loans (which have collateral worth at least 25% more than the value of the loan) that Doral Bank may extend to a single borrower under Puerto Rico banking regulations as of December 31, 2012, was approximately $223.4 million. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of related borrowers as of December 31, 2012 was $111.9 million.

The following table sets forth Doral Financial’s loans receivable portfolio by type of loan for the periods indicated.

Table L — Loans receivable, net

	As of December 31,
	2012			2011			2010	2009	2008
(In thousands)	PR	US	Total	PR	US	Total	Total	Total	Total
Consumer
Residential mortgage	$3,107,825	$12,141	$3,119,966	$3,327,208	$11,892	$3,339,100	$3,463,459	$3,611,410	$3,561,855
FHA/VA guaranteed residential mortgage	59,699	—	59,699	95,062	—	95,062	187,473	168,569	41,159
Personal	3,339	—	3,339	7,413	—	7,413	15,003	25,164	37,844
Revolving lines of credit	9,848	—	9,848	13,511	—	13,511	17,810	22,062	25,520
Credit cards	9,912	—	9,912	14,247	—	14,247	17,719	22,725	25,914
Loans on savings deposits	875	33	908	1,506	31	1,537	2,860	3,249	5,240
Lease financing receivables	390	—	390	1,307	—	1,307	4,807	12,702	20,939
Other consumer	310	6	316	464	7	471	988	629	790

Total consumer	3,192,198	12,180	3,204,378	3,460,718	11,930	3,472,648	3,710,119	3,866,510	3,719,261
Commercial
Commercial real estate	479,495	631,569	1,111,064	580,940	267,002	847,942	795,312	795,480	775,847
Commercial and industrial	130,804	1,420,918	1,551,722	133,330	1,194,166	1,327,496	722,106	311,258	136,241
Construction and land	146,818	160,828	307,646	177,529	97,368	274,897	361,034	542,560	620,364

Total commercial	757,117	2,213,315	2,970,432	891,799	1,558,536	2,450,335	1,878,452	1,649,298	1,532,452

Loans receivable, gross	3,949,315	2,225,495	6,174,810	4,352,517	1,570,466	5,922,983	5,588,571	5,515,808	5,251,713

Less:
Allowance for loan and lease losses	(121,768)	(13,575)	(135,343)	(94,400)	(8,209)	(102,609)	(123,652)	(140,774)	(132,020)

Loans receivable, net	$3,827,547	$2,211,920	$6,039,467	$4,258,117	$1,562,257	$5,820,374	$5,464,919	$5,375,034	$5,119,693

The following table sets forth certain information as of December 31, 2012, regarding Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated maturity are reported as due in one year or less.

Table M — Recorded investment in loans receivable by contractual maturities

	As of December 31, 2012
(In thousands)	1 year or less	1 to 5 years	Over 5 years	Total
Consumer
Residential mortgage	$27,012	$118,649	$2,974,305	$3,119,966
FHA/VA guaranteed residential mortgage	266	1,104	58,329	59,699
Consumer — other	21,004	3,407	302	24,713

Total consumer	48,282	123,160	3,032,936	3,204,378
Commercial
Commercial real estate	312,123	649,175	149,766	1,111,064
Commercial and industrial	49,656	1,166,146	335,920	1,551,722
Construction and land	139,683	154,499	13,464	307,646

Total commercial	501,462	1,969,820	499,150	2,970,432

Loans receivable, gross	$549,744	$2,092,980	$3,532,086	$6,174,810

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

The following table sets forth the dollar amount of total loans receivable at December 31, 2012, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates that have a contractual maturity of more than one year.

Table N — Recorded investment in loans receivable by fixed and floating or adjustable rates

	As of December 31, 2012
(In thousands)	1 year or less	Fixed Rate	Floating or Adjustable Rate	Total
Consumer
Residential mortgage	$27,012	$3,092,954	$—	$3,119,966
FHA/VA guaranteed residential mortgage	266	59,433	—	59,699
Consumer — other	21,004	3,709	—	24,713

Total consumer	48,282	3,156,096	—	3,204,378
Commercial
Commercial real estate	312,123	543,331	255,610	1,111,064
Commercial and industrial	49,656	211,499	1,290,567	1,551,722
Construction and land loans	139,683	125,454	42,509	307,646

Total commercial	501,462	880,284	1,588,686	2,970,432

Loans receivable, gross	$549,744	$4,036,380	$1,588,686	$6,174,810

Doral Financial’s banking subsidiary originates floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised almost entirely of fixed rate mortgage loans, a significant portion of Doral Financial’s construction and land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2012, 2011 and 2010, approximately 28%, 23% and 16%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The increase in the percentage of adjustable rate loans from 2011 to 2012 was due to the growth in the commercial and commercial real estate loan portfolios. The adjustable rate construction and land and commercial loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Please refer to note 11 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding Doral Financial’s portfolio of loans receivable.

Investment and Trading Activities

As part of its mortgage securitization activities, Doral Financial is involved in the purchase, securitization and sale of mortgage-backed securities. The Company generally securitizes a portion of the residential mortgage loans that it originates. FHA and VA loans are generally securitized into GNMA mortgage backed securities and held as trading securities. Doral usually sells these securities for cash through broker dealers. At December 31, 2012, Doral Financial, principally through its banking subsidiary, held securities for trading with a fair market value of $42.3 million.

Securities held for trading include mortgage backed securities, interest-only strips and derivatives. The derivatives serve as economic hedges on the Company’s MSRs and secondary market activities.

Securities held for trading are reflected on Doral Financial’s consolidated statement of financial condition at their fair market value with resulting gains or losses included in current period earnings as part of net gain (loss) on trading activities. See “Critical Accounting Policies—Valuation of Trading Securities and Derivatives” above for additional information on how Doral Financial determines the fair values of its trading securities. Trading loss totaled $2.4 million, and trading gains totaled $4.0 million and $13.7 for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, Doral Financial, principally through its banking subsidiary, held $287.7 million of investment securities that were classified as available for sale and reported at fair value based on quoted or evaluated market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive income (“AOCI”), net of income tax expense in Doral Financial’s consolidated statement of financial condition. At December 31, 2012, Doral Financial had unrealized gains in AOCI of approximately $2.0 million, compared to unrealized losses of $1.2 million at December 31, 2011, related to its available for sale portfolio.

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity (on which principal and interest are considered recoverable), Agency Securities, and Non-Agency CMOs.

During 2012, the Company sold approximately $513.0 million of available for sale securities, and also purchased $509.3 million of available for sale securities. These actions are part of the execution of the Company strategy to de-lever and reposition the balance sheet. For the year ended December 31, 2012, the Company recognized gains on sale of investment securities available for sale of $5.9 million as a result of the sale of agency securities and Doral’s strategic balance sheet restructuring efforts.

A detailed cash flow analysis of certain securities in unrealized loss positions was performed by the Company during 2012 to assess whether they were OTTI. The Company used a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment terms of the security, prepayment speeds, the estimated amount of loans to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.

As a result of its review of the portfolio, during the first quarter of 2012, Puerto Rico Non-Agency CMOs and other privately issued securities reflecting unrealized losses were marked to market with losses recorded in the consolidated statement of operations. The Company intended to sell the securities evaluated for OTTI and, when the intention to sell was reached, the book value of the securities was written down to the estimated market values obtained from broker dealers. During the second quarter of 2012, after consideration of the $6.4 million OTTI recognized in the first quarter of 2012, these securities were sold at an additional loss of approximately $87,000. See explanation below for OTTI recorded on these securities during 2011. Higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the effect of the high rate of unemployment and general recessionary conditions have resulted in higher default and loss estimates on the Puerto Rico Non-Agency CMOs. The remainder of the Company’s securities portfolio that have experienced decreases in the fair value, the decline is considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income.

During 2011, management determined that three investment securities were OTTI and recorded a net credit loss of $4.3 million. These three securities had an amortized cost of $6.9 million as of December 31, 2011 that includes OTTI of $5.0 million.

Once an OTTI credit loss is recognized, the investment is adjusted to a new amortized cost basis equal to the previous amortized cost basis less the amount recognized in earnings. For the investment securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.

The following table summarizes Doral Financial’s securities holdings as of December 31, 2012.

Table O — Investment Securities

(In thousands)	Held for Trading	Available for Sale	Total Investment Securities
Mortgage-backed securities:
Agency MBS	$—	$207,105	$207,105
CMO government sponsored agencies	—	6,912	6,912
Non-agency CMOs	619	—	619
Variable rate IOs	41,547	—	41,547
Fixed rate IOs	122	—	122
Short term obligations with U.S. government sponsored agencies	—	44,981	44,981
Derivatives	15	—	15
Other	—	28,678	28,678

Total	$42,303	$287,676	$329,979

For additional information regarding the composition of Doral Financial’s investment securities, refer to notes 6, 7 and 8 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. Doral Financial’s cash requirements arise mainly from loan originations and purchases of loans, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, repurchase agreements, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet, and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial believes that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.

Liquidity of the Holding Company

The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations and its operating expenses. The holding company does not fund any lending activities. Beyond the amount of unencumbered liquid assets on its balance sheet, the main sources of funds for the holding company are principal and interest payments on its portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank and Doral Insurance Agency. The existing Written Agreement with the Federal Reserve Bank of New York applicable to the holding company and the Consent Order with the FDIC, applicable to Doral Bank, require prior regulatory approval for the payment of any dividends from Doral Bank to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the amount of dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.

Liquidity is managed at the holding company level that owns the banking and non-banking subsidiaries and at the level of the banking and non-banking subsidiaries.

During the next twelve months, the Company will have to repay approximately $325.3 million in borrowings. The Company anticipates that financing will continue to be available from its deleverage of the investment securities portfolio, the deposit customer base, deposits acquired in the market (brokered deposits), collateralized borrowings from the FHLB, collateralized loan obligations, and other sales or securitizations of certain assets. The Company believes that its cash and other current assets, its cash generated from operations, as well as its access to financing sources, is sufficient to meet its operating needs for the next twelve months.

In summary, the Company finances its activities through its cash on hand, securities available for sale, borrowings and cash generated from operating activities. The Company’s primary cash outflows include payment of interest on its obligations, operating expenses, and repayment of borrowings. At December 31, 2012, the Company had unrestricted cash and securities available for sale totaling $668.5 million and generated $369.7 million of cash from operations in the twelve months ended December 31, 2012 (excluding financing and investing activities).

During 2009, the Company announced that in order to preserve capital the board of directors approved the suspension of the payment of dividends on all of its outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends is effective and commenced with the dividends for the month of April 2009 for Doral Financial’s Noncumulative Preferred Stock and the dividends for the second quarter of 2009 for Doral Financial’s cumulative preferred stock. In addition, Doral Financial has not paid dividends on the Company’s Common Stock since April 2006.

The following items have impacted the Company’s liquidity, funding activities and strategies during 2012 and 2011:

•	changes in short-term borrowings and deposits in the normal course of business;

•	changes in interest rates on short term and longer term deposits and other funding alternatives;

•	strategic decision to de-lever the Bank;

•	implementation by the FDIC of limitations on the use of brokered deposits as a result of the consent order with the FDIC;

•	repayment of certain long-term callable certificates of deposit;

•	sales of investment securities;

•	early repayment of debt;

•	adoption of an initiative to lengthen the brokered certificates term to structurally reduce interest rate sensitivity;

•	suspension of payment of dividends on outstanding preferred stock;

•	prepayment of FDIC insurance assessments for the years 2010 to 2012;

•	repurchase of GNMA defaulted loans;

•	merger of Doral Bank FSB into and with Doral Bank;

•	launching of alternative deposit channels such as Doral Direct internet platform and other non-brokered deposit listing services;

•

on April 26, 2012, the Company entered into a $416.2 collateralized loan arrangement in which largely U.S. based commercial loans were pledged to collateralize $331.0 million from a third party and $85.2 million funded by Doral, paying 3-month LIBOR plus a spread that ranges from 1.47 percent to 2.50 percent. The entity holding the loans is consolidated into Doral and the third party financing is reported as a note payable in the accompanying consolidated financial statements. The third party funding provides an additional source of liquidity for the Company’s U.S. operations.

•

on December 19, 2012, the Company entered into a $311.0 collateralized loan arrangement in which largely U.S. based commercial loans were pledged to collateralize $251.0 million from a third party and $59.8 million funded by Doral, paying 3-month LIBOR plus a spread that ranges from 1.45 percent to 3.25 percent. The entity holding the loans is consolidated into Doral and the third party financing is reported as a note payable in the accompanying consolidated financial statements. The third party funding provides an additional source of liquidity for the Company’s U.S. operations; and

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying Consolidated Financial Statements for further information.

Liquidity of the Banking Subsidiary

Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital position of the Company’s banking subsidiary. Doral Financial’s banking subsidiary relies primarily on deposits, including brokered deposits, borrowings under advances from FHLB and repurchase agreements secured by pledges of its mortgage loans, mortgage-backed securities and other borrowings. The banking subsidiary has significant investments in loans, which together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. To date, these sources of liquidity for Doral Financial’s banking subsidiary have not been materially adversely impacted by the current challenging liquidity conditions in the U.S. mortgage and credit markets.

Cash Sources and Uses

Doral Financial’s sources of cash as of December 31, 2012 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sales of loans and investment securities.

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

Doral Financial’s uses of cash as of December 31, 2012, include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due and other operational needs. The Company is also required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowings and the related average interest rates as of December 31, 2012 and 2011:

Table P — Sources of Borrowings

	As of December 31,
	2012		2011
(Dollars in thousands)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Deposits	$4,628,008	1.25%	$4,411,289	1.59%
Repurchase Agreements	189,500	2.61%	442,300	2.55%
Advances from FHLB	1,180,413	3.09%	1,241,583	3.23%
Loans Payable	270,175	2.13%	285,905	2.13%
Notes Payable	1,043,887	3.23%	506,766	4.73%

As of December 31, 2012, Doral Financial’s banking subsidiary held approximately $4.6 billion in deposits at a weighted-average interest rate of 1.25%. For additional information on the Company’s sources of borrowings please refer to notes 19 to 24 of the accompanying consolidated financial statements.

In January 2011, the Company entered into an agreement with the FHLB to exchange $555.4 million of its non-callable term advances, reducing the average contractual interest rate on those advances to 1.7% from 4.1%, reducing the effective yield to 2.9% from 4.1%, and extending the average maturities to 3.3 years from 1.2 years. This transaction resulted in a $22.0 million fee being paid to the FHLB, which has been capitalized and is being amortized as a yield adjustment over the life of the borrowings. The proceeds from the sale were used to repay other repurchase agreements, fund new loans, or were retained as cash.

During the second quarter of 2011, the Company increased its advances from FHLB using the proceeds to repay securities sold under agreements to repurchase from the FHLB, reducing contractual interest rates from 4.2% to 1.9%, reducing the average effective interest rate from 4.1% to 3.7%, and extending the average maturity from 2.3 years to 4.0 years. This transaction resulted in a $40.2 million fee being paid to the FHLB, which has been capitalized and is being amortized as a yield adjustment over the life of the borrowings. The proceeds from the sale were used to repay other repurchase agreements, fund new loans, or were retained as cash.

The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

Table Q — Average Deposit Balance

	Year Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Certificates of deposit	$833,858	1.31%	$642,222	1.94%	$634,924	2.48%
Brokered deposits	2,121,389	2.06%	2,226,827	2.79%	2,646,557	2.89%
Regular passbook savings	379,890	0.48%	407,516	0.88%	380,533	1.46%
NOW accounts and other transaction accounts	902,290	0.77%	417,930	0.84%	379,100	1.31%
Money market accounts	—	—%	452,443	1.49%	414,741	1.94%

Total interest-bearing	4,237,427	1.50%	4,146,938	2.13%	4,455,855	2.49%
Non-interest bearing	324,274	—%	296,029	—%	267,189	—%

Total deposits	$4,561,701	1.39%	$4,442,967	1.99%	$4,723,044	2.35%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2012.

Table R — Certificates of Deposit Maturities

(In thousands)	December 31, 2012
Certificates of deposit maturing:
Three months or less	$302,910
Over three months through six months	276,012
Over six months through twelve months	711,776
Over twelve months	1,225,463

Total	$2,516,161

The amounts in Table R, include $1.8 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of December 31, 2012 and December 31, 2011, Doral Financial’s banking subsidiary had approximately $2.0 billion and $2.2 billion, respectively, in brokered deposits which include certificates of deposit and money market deposits. Brokered deposits are used by the Company’s banking subsidiary as a source of long-term funds. Historically, Doral Financial’s banking subsidiary has been able to replace maturing brokered deposits as needed. Brokered deposits, however, are generally considered by some a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits. In addition, as discussed above, Doral’s banking subsidiary is required to obtain approval from the FDIC to accept, renew or rollover brokered deposits pursuant to the FDIC’s Consent Order.

The Company’s banking subsidiary, as a member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of December 31, 2012, Doral Financial’s banking subsidiary had $1.2 billion in outstanding advances from FHLB at a weighted-average interest rate of 3.09%. Refer to note 22 to the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding such advances.

Doral Financial also derives liquidity from the sale of mortgage loans in the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale, securitization or guarantee programs maintained by FHA, VA, HUD, FNMA, GNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding these advances during the time they are outstanding. For the year ended December 31, 2012, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $76.9 million, compared to $68.3 million for the corresponding period of 2011. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the initial delinquent status of the loans. As of December 31, 2012 and 2011, the outstanding principal balance of such delinquent loans was $89.2 million and $109.8 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $13.2 million and $15.7 million, respectively.

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

In the past, Doral Financial sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of December 31, 2012, the Company’s maximum recourse exposure with FNMA totaled $388.9 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a materially adverse effect on the Company’s liquidity and business. Refer to note 29 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.

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

Assets and Liabilities

Doral’s assets totaled $8.5 billion at December 31, 2012, compared to $8.0 billion at December 31, 2011. Total assets as of December 31, 2012, increased $0.5 billion or 6.2% when compared to December 31, 2011. This increase was due to increases in loans net of the allowance for loan and lease losses of $338.9 million, cash of $233.6 million and prepaid income tax of $227.4 million, partially offset by a net reduction of $195.5 million in securities available for sale. The increase in loans was driven by growth in commercial real estate and commercial and industrial loans in the U.S. This growth was partially offset by a decrease in the Puerto Rico loans outstanding and an increase in the ALLL of $32.7 million. The decrease in securities is due mostly to the sale of mortgage backed securities during the year as part of the Company’s strategy to reduce securities and increase loan exposure. The cash balance grew as a result of the increase in deposits and cash flows associated with the CLO transactions. Prepaid taxes increased $227.4 million and the DTA decreased $62.3 mostly as a result of the de-recognition of a DTA that was recorded as a receivable from the Commonwealth of Puerto Rico and the release of the valuation allowance associated with the derecognized DTA.

Total liabilities were $7.6 billion at December 31, 2012, compared to $7.1 billion at December 31, 2011. The $501.4 million or 7.0% increase in total liabilities as of December 31, 2012, when compared to December 31, 2011, was due to increases of $537.1 million in notes payable and $216.7 million in deposits, partially offset by a $252.8 million decrease in securities sold under agreements to repurchase. Total deposits increased as the Company grew its retail deposits base by $378.3 million, which is attributable to the continued growth of the U.S. customer base in Florida and New York, partially offset by a $161.6 million decrease in brokered deposits. The increase in notes payable during 2012 is due to the issuances of $331.0 million and $251.0 million in notes in Doral Money, through Doral CLO II, Ltd., and Doral CLO III, Ltd., respectively, which entered into collateralized loan obligation arrangements with third parties, partially offset by the maturity and pay-off of $30.0 million in notes that matured on April 26, 2012. The decrease in securities sold under agreements to repurchase is mainly due to the sales of mortgage backed securities, which were pledged as collateral under the repurchase agreements.

Capital

Doral Financial reported total equity of $835.7 million at December 31, 2012, compared to $840.2 million at December 31, 2011. The Company reported accumulated other comprehensive income (net of tax) of $2.0 million as of December 31, 2012, compared to other comprehensive loss (net of tax) of $1.2 million as of December 31, 2011.

On March 20, 2009, the board of directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of Cumulative and Noncumulative Preferred Stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of Noncumulative Preferred Stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of Cumulative Preferred Stock. Doral Financial has not declared or paid dividends on its Common Stock since the second quarter of 2006.

Off-balance sheet activities

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation, or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the years ended December 31, 2012 and 2011, repurchases pursuant to representations and warranties totaled $10.2 million and $9.0 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of December 31, 2012 and 2011, the outstanding principal balance of such delinquent loans totaled $89.2 million and $109.8 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2012 and 2011, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $0.5 billion and $0.7 billion, respectively. As of both dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $0.5 billion and $0.7 billion, respectively. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligation in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults. For the years ended December 31, 2012 and 2011, the Company repurchased at fair value $9.6 million and $14.3 million, respectively, pursuant to recourse provisions.

The Company estimates its liability for expected losses from recourse obligations based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.

Doral Financial reserves for its exposure to recourse totaled $8.8 million and $11.0 million, respectively, and the reserve for other credit-enhanced transactions explained above amounted to $5.8 million and $7.9 million as of December 31, 2012 and 2011, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

The following table presents the changes in the Company’s liability of estimated losses from recourse agreements, included within accrued expenses and other liabilities in the statement of financial condition, for each of the periods shown:

Table S — Recourse liability activity

	Years ended December 31,
(In thousands)	2012	2011
Balance at beginning of period	$10,977	$10,264
Net charge-offs / termination	(1,747)	(1,841)
(Reversal) Provision for recourse liability	(385)	2,554

Balance at end of period	$8,845	$10,977

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

Contractual obligations and other commercial commitments

The tables below summarize Doral Financial’s contractual obligations, on the basis of remaining maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2012.

Table T — Contractual obligations

	Payment Due By Period
(In thousands)	Total	Less Than 1 Year		1-3 Years	3-5 Years	After 5 Years
Deposits(1)	$4,628,008	$3,331,624	(5)	$1,116,630	$179,635	$119
Repurchase agreements(1)(2)	189,500	130,000		59,500	—	—
Advances from FHLB(1)	1,180,413	259,382		769,446	151,585	—
Loans payable(1)(3)	270,175	27,133		49,101	42,972	150,969
Notes payable(1)(4)	1,043,887	8,802		3,225	142,439	889,421
Other liabilities	140,810	140,810		—	—	—
Non-cancelable operating leases	78,710	7,703		16,256	17,191	37,560

Total contractual cash obligations	$7,531,503	$3,905,454		$2,014,158	$533,822	$1,078,069

(1)	Amounts included in the table above do not include interest payable.

(2)

Includes $100.0 million of a repurchase agreement with a fixed rate of 2.98% and a call date of February 2013. The repurchase agreement is included in the less-than-one year category in the above table; however, it has an actual contractual maturity of February 2014.

(3)

Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled re-payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 6.99% to estimate the repayments.

(4)	Includes a note payable due to a local financial institution collateralized by IOs. This note is not subject to scheduled re-payments but instead, is subject to amortization of the underlying IOs.

(5)	Consists primarily of maturing brokered deposits. Regulatory approval to renew these deposits will be requested as deemed necessary.

Table U — Other Commercial Commitments(1)

	Amount of Commitment Expiration Per Period
(In thousands)	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Commitments to extend credit	$338,948	$93,056	$190,742	$22,915	$32,235
Commitments to sell loans	120,931	120,931	—	—	—
Commercial and financial standby letters of credit	1,225	1,225	—	—	—
Maximum contractual recourse exposure	476,688	—	—	—	476,688

Total	$937,792	$215,212	$190,742	$22,915	$508,923

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding commercial commitments of the Company.

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

As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) market value of equity sensitivity (“MVE”); (iii) effective duration of equity; and (iv) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -100 bps and +100 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches, however management continues to emphasize risk management and controls based on net interest income and MVE sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:

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

Market Value of Equity Hedging Strategies.    Due to the composition of Doral Financial’s assets and liabilities, the Company has earnings exposure to rising interest rates. The Company measures the market value of all rate sensitive assets, liabilities and off-balance sheet positions; and the difference between assets and liabilities, adjusted by off-balance sheet positions, is termed MVE. The Company measures how the MVE fluctuates with different rate scenarios to measure risk exposure of economic capital or MVE. Management uses duration matching strategies to manage the fluctuations of MVE within the long-term targets established by the Board of Directors of the Company.

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

Convexity Risk.    Convexity is a measure of how much duration changes as interest rates change. For Doral Financial, convexity risk primarily results from mortgage prepayment risk. As part of managing convexity risk management may use a combination of internal balance sheet management instruments or derivatives, such as swaptions, caps, floors, put or call options on interest rate indexes or related fixed income underlying securities (i.e., Eurodollar, Treasury notes).

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

•	The degree to which the “natural hedge” associated to mortgage banking (i.e., originating and servicing) offsets changes in servicing asset valuations may be imperfect, as it may vary over time.

•

Origination volumes, the valuation of servicing assets, economic hedging activities and other related costs are impacted by multiple factors, which include changes in the mix of new business, changes in the term structure of interest rates, changes in mortgage spreads (mortgage basis) to other rate benchmarks, and rate volatility, among others. Interrelation of all these factors is hard to predict and, as such, the ability to perfectly hedge their effects is limited.

Doral Financial’s Risk Profile

Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors of the Company. Interest rate sensitivity represents the relationship between market interest rates and the net interest income due to existing maturity and repricing imbalances between interest-earning assets and interest-bearing liabilities. Interest rate sensitivity is also defined as the relationship between market interest rates and the economic value of equity (referred to as MVE). The interest risk profile of the Company is measured in the context of net interest income, market value of equity, maturity/repricing gaps and effective duration of equity.

The risk profile of the Company is managed by use of natural offsets generated by the different components of the balance sheet as a result of the normal course of business operations and through active hedging activities by means of both on-balance sheet and off-balance sheet transactions (i.e., derivative instruments) to achieve targeted risk levels.

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

The Company measures interest rate risk and has specific targets for various market rate scenarios. General assumptions for the measurement of interest income sensitivity are: (i) rate shifts are parallel and instantaneous throughout all benchmark yield curves and rate indexes; (ii) behavioral assumptions are driven by simulated market rates under each scenario (i.e., prepayments, repricing of certain liabilities); and (iii) static balance sheet assumed with cash flows reinvested at forecasted market rates (i.e., forward curve, static spreads) in similar instruments. For net interest income, the Company monitors exposures and has established limits for time horizons ranging from one up to three years, although for risk management purposes earning exposures are forecasted for longer time horizons.

The tables below present the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or dercreases in interest rates, as of December 31, 2012 and 2011:

Table V — Risk Profile

As of December 31, 2012	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(6.4)%	0.7%
– 100 BPS	6.5%	(0.1)%

As of December 31, 2011	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(4.8)%	(0.1)%
– 100 BPS	6.0%	1.0%

(1)	Based on 12-month forward change in net interest income.

The net interest income (“NII”) sensitivity measure to a 100 basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from (0.1)% to 0.7% when comparing December 31, 2011 to 2012. The effect is mainly driven by net interest income expansion.

As of December 31, 2012, the MVE showed higher sensitivity to rising interest rates when compared to December 31, 2011. MVE sensitivity to an increase of 100 basis points in market rates changed from (4.8)% to (6.4)%. The Company continues to actively manage the balance sheet mismatches to maintain the interest rate risk profile in line with targets mainly by the use of on-balance sheet strategies. Overall composition of the Company’s balance sheet was relatively stable between reporting periods which is reflected in relatively unchanged sensitivity measures for NII and MVE.

The following table presents the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of December 31, 2012 and 2011.

Table W — Investment Portfolio Sensitivity

(In thousands)	Change in Fair Value of Available for Sale Securities
Change in Interest Rates (Basis Points)	As of December 31,
	2012	2011
+100	(12,974)	(13,677)
Base	—	—
–100	6,844	13,768

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

The Company is subject to various interest rate cap agreements to manage its interest rate exposure. Interest rate cap agreements generally involve purchase of out of the money caps to protect the Company from larger rate moves and to provide the Company with positive convexity. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The Company did not have interest rate caps outstanding at December 31, 2012.

The Company is subject to various interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The Company principally uses interest rate swaps to convert floating rate liabilities to fixed rate by entering into pay fixed receive floating interest rate swaps. Non-performance by the counterparty exposes Doral Financial to interest rate risk. At December 31, 2012, the Company did not have any interest rate swaps outstanding.

Freestanding Derivatives.    Doral Financial uses derivatives to manage its market risk and generally accounts for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on trading activities as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The notional amounts of freestanding derivatives totaled $125.0 million and $241.0 million as of December 31, 2012 and 2011, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.

Derivatives—Hedge Accounting.    Doral Financial seeks to designate derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the strict hedge accounting guidelines. At December 31, 2012, the Company did not have any notional amount of swaps treated under hedge accounting. The notional amount of swaps treated under hedge accounting at December 31, 2011 totaled $50.0 million. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed rate by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite the effectiveness of the hedging relationship is high.

The following table summarizes the total derivative positions at December 31, 2012 and 2011 and their respective designations.

Table X — Derivative positions

	At December 31,
	2012		2011
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash Flow Hedges
Interest rate swaps	$—	$—	$50,000	$(1,890)
Other Derivatives
Interest rate caps	—	—	180,000	—
Forward contracts	125,000	(127)	61,000	(32)

	$125,000	$(127)	$291,000	$(1,922)

The following tables include the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.

Table Y — Fair value reconciliation

(In thousands)	Year ended December 31, 2012
Fair value of contracts outstanding at the beginning of the period	$(32)
Changes in fair values during the period	(95)

Fair value of contracts outstanding at the end of the period	$(127)

Table Z — Sources of fair value

(In thousands)	Payment Due by Period
	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in excess of 5 Years	Total Fair Value
As of December 31, 2012
Prices actively quoted	$(127)	$—	$—	$—	$(127)

	$(127)	$—	$—	$—	$(127)

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

Table AA — Derivative counterparty credit exposure

(Dollars in thousands)

Rating(1)	Number of Counterparties(2)	Notional	Total Exposure at Fair Value(3)	Negative Fair Values	Total Fair Value	Weighted Average Contractual Maturity (in years)
December 31, 2012
A–	1	$40,000	$23	$(8)	$15	0.07
A	1	85,000	—	(142)	(142)	0.06

Total Derivatives	2	$125,000	$23	$(150)	$(127)	0.06

December 31, 2011
AA–	1	$25,000	$—	$(236)	$(236)	0.06
A+	1	165,000	—	—	—	0.85
A	2	101,000	238	(1,924)	(1,686)	0.58

Total Derivatives	4	$291,000	$238	$(2,160)	$(1,922)	0.69

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

Credit Risk

Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities refer to Note 8 of the accompanying consolidated financial statements.

Loans receivable are loans that Doral Financial holds for investment and, therefore, is at risk for the term of the loans. Because many of Doral Financial’s loans collateralized by real estate are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. The Puerto Rico economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed down substantially, the Company believes that these conditions will continue to affect the credit quality of its loans receivable portfolio. In addition, there is evidence that property values have declined from their peak. This decline in value has reduced borrowers’ capacity to refinance and increased the Company’s exposure to loss upon default. The decline in property value and the increase in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses.

In September 2010, the Governor of P.R. signed into law Act No. 132 of 2010 which established various housing tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives, which include incentives or reductions relating to capital gains taxes, property taxes and property recording fees and stamps, will be in effect until June 30, 2013 and are expected to continue to have a favorable impact in the current economic environment and new home absorption in Puerto Rico. There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, the price point for the preponderance of Doral’s residential mortgage loan portfolio, than for higher prices homes.

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

As part of such transactions, the Company committed to make payments to investors to remedy loan defaults or to repurchase defaulted loans. Refer to “Off-Balance Sheet Activities” above for additional information regarding recourse obligations. During 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults.

Doral Financial’s residential mortgage loan portfolio does not include a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the U.S. Doral has a notable portfolio of residential balloon loans and as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity, which may include interest only periods or temporary interest rate reductions. The payments for these loans will reset at the former payment amount unless the loan is restructured again or the restructured terms are extended. Substantially all residential mortgage loans are conventional 30 and 15 year amortizing fixed rate loans at origination.

The residential mortgage portfolio includes some loans that, at some point, were repurchased pursuant to recourse obligations. Repurchases of delinquent loans from recourse obligations for the year ended December 31, 2012 totaled $9.6 million. When repurchased from recourse obligations, loans are recorded at their market value, which considers credit quality.

Loans collateralized by land in Puerto Rico totaled to $108.2 million as of December 31, 2012. Of the Puerto Rico land loans, $81.8 million are reported as impaired, net of prior charge offs of $68.5 million. Doral also has reserves of $0.1 million as of year-end allocated to the impaired land loans. Doral’s charge-offs and reserves are based upon the delinquency of the loan, expectation as to future recoveries, and external estimates of net realizable value.

Historically, Doral Financial provided land acquisition, development, and construction financing to developers of residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. The Company principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy and its adverse effect on the construction industry, during 2007, the Company ceased financing new housing projects in Puerto Rico. The recorded balance for the Puerto Rico residential housing construction sector has decreased from $148.4 million as of December 31, 2011, to $43.0 million as of December 31, 2012, mainly due to foreclosure, charge-offs and repayment. Management expects that the construction and land loan portfolio will continue to decrease in future periods.

The Company continues to grow its U.S. loans portfolio, primarily dominated by commercial loans. During 2012, gross loan receivable of the U.S. operations increased $655.0 million when compared to 2011, this increase was mainly related to commercial and commercial real estate loans. Refer to the loans section for more information. The performance of such loans is subject to the continued strength of the New York City and United States economies.

Management continues to take certain actions to mitigate the risk in the Puerto Rico loan portfolio, including leveraging the collections and loss mitigation resources from the residential mortgage area to the small commercial area as well as expanding advisory services of third party service providers for the large commercial area in order to work-out delinquent loans and prevent performing loans from becoming delinquent.

The following table sets forth information with respect to the Company’s loans that are past due 90 days and still accruing as of the dates indicated. Loans included in this table are accruing since they are either FHA/VA loans or are well-secured and in the process of collection.

Table BB — Loans past due 90 days and still accruing

	As of December 31,
	2012			2011			2010			2009	2008
(In thousands)	PR	US	Total	PR	US	Total	PR	US	Total	Total	Total
Consumer loans
FHA/VA guaranteed residential	$6,129	$—	$6,129	$9,865	$—	$9,865	$31,499	$—	$31,499	$105,006	$
Credit cards	455	—	455	256	—	256	971	—	971	1,231	1,299
Other consumer	663	—	663	946	—	946	1,022	—	1,022	906	1,304

Total consumer loans past due 90 days and still accruing	7,247	—	7,247	11,067	—	11,067	33,492	—	33,492	107,143	2,603
Commercial loans
Commercial and industrial	413	—	413	1,105	—	1,105	560	—	560	1,245	1,428

Total loans past due 90 days and still accruing	$7,660	$—	$7,660	$12,172	$—	$12,172	$34,052	$—	$34,052	$108,388	$4,031

The following table presents loans by category which are 30 to 89 days past due as of the periods indicated.

Table CC — Loans past due 30-89 days

	As of December 31,
	2012			2011			2010			2009			2008
(In thousands)	PR	US	Total	PR	US	Total	PR	US	Total	PR	US	Total	Total
Consumer loans
Residential mortgage	$127,265	$—	$127,265	$125,196	$1,023	$126,219	$72,758	$—	$72,758	$87,900	$—	$87,900	$99,832
FHA/VA Loans	3,934	—	3,934	5,703	—	5,703	7,430	—	7,430	7,059	—	7,059	1,473
Other consumer	506	—	506	840	—	840	1,588	—	1,588	2,859	—	2,859	2,841

Total past-due consumer	131,705	—	131,705	131,739	1,023	132,762	81,776	—	81,776	97,818	—	97,818	104,146
Commercial real estate	43,653	—	43,653	40,321	5,002	45,323	35,353	—	35,353	31,132	—	31,132	21,894
Commercial and industrial	110	—	110	390	—	390	3,900	—	3,900	625	—	625	94
Construction and land	4,257	—	4,257	24,863	—	24,863	2,286	—	2,286	12,381	—	12,381	34,444

Total(1)	$179,725	$—	$179,725	$197,313	$6,025	$203,338	$123,315	$—	$123,315	$141,956	$—	$141,956	$160,578

(1)

In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due. Starting in 2011, Doral defines 90 days past due for residential mortgage loans when the loan is four payments in arrears.

Non-performing Loans

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. In most cases, Doral discontinues recognition of interest income when a loan receivable is 90 days delinquent on principal or interest. For residential mortgage loans Doral discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by FHA/VA that are placed in non-accrual when the loans have ten payments in arrears. Loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding loan and interest balance as a percentage of current collateral value is less than 60%) are not placed on non-accrual, and Doral continues to recognize interest income. When a loan is placed on non-accrual, all accrued but unpaid interest is reversed against interest income in that period. Loans return to accrual status when principal and interest are current, if the loan has been restructured and complies with specified criteria (see Critical Accounting Policies) or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. The Company also places in non-accrual status all construction loans for residential properties classified as substandard whose sole source of payment is interest reserves funded by Doral Financial. In the case of troubled debt restructuring agreements, the Company continues to report the loans in non-accrual status unless the Company expects to collect all contractual principal and interest and the loans have proven repayment capacity for a sufficient amount of time. Previously reversed or not accrued interest will be credited to income in the period of collection when the ultimate collection of principal is not in doubt (cash basis). For the year ended December 31, 2012, Doral Financial would have recognized $41.2 million, compared to $30.4 million and $44.2 million for the corresponding 2011 and 2010 periods, in additional interest income had all delinquent loans been accounted for on an accrual basis. This amount includes interest reversed on loans placed on non-accrual status during the period.

The following table sets forth information with respect to Doral Financial’s non-accrual loans, OREO and other NPAs as of the dates indicated:

Table DD — Non-performing assets

	As of December 31,
	2012			2011			2010			2009			2008
(In thousands)	PR	US	Total	PR	US	Total	PR	US	Total	PR	US	Total	Total
Non-performing consumer, excluding FHA/VA(1)
Residential mortgage	$432,157	$554	$432,711	$293,077	$558	$293,635	$279,004	$558	$279,562	$397,596	$102	$397,698	$346,250
Other consumer(2)	428	—	428	344	—	344	819	—	819	1,610	—	1,610	1,738

Total non-performing consumer, excluding FHA/VA	432,585	554	433,139	293,421	558	293,979	279,823	558	280,381	399,206	102	399,308	347,988
Commercial real estate	189,200	646	189,846	168,673	664	169,337	194,186	664	194,850	130,811	—	130,811	117,971
Commercial and industrial	6,106	—	6,106	2,554	—	2,554	2,522	—	2,522	933	—	933	1,751
Construction and land	109,306	4,382	113,688	93,220	4,589	97,809	147,128	4,589	151,717	285,344	21,610	306,954	244,693

Total non-performing loans, excluding FHA/VA	$737,197	$5,582	$742,779	$557,868	$5,811	$563,679	$623,659	$5,811	$629,470	$816,294	$21,712	$838,006	$712,403

OREO and other repossessed assets
Residential mortgage	$61,648	$—	61,648	$60,584	$—	$60,584	$63,794	$—	$63,794	$76,461	$—	$76,461	$53,050
Commercial real estate	22,148	—	22,148	20,589	—	20,589	17,599	—	17,599	14,283	—	14,283	7,162
Construction and land	27,650	477	28,127	39,430	550	39,980	18,230	550	18,780	2,725	750	3,475	1,128
Other	—	—	—	51	—	51	75	—	75	101	—	101	191

Total OREO and other repossessed assets	$111,446	$477	$111,923	$120,654	$550	$121,204	$99,698	$550	$100,248	$93,570	$750	$94,320	$61,531

Non-performing FHA/VA guaranteed residential(1)(3)	$40,177	$—	$40,177	$59,773	$—	$59,773	$121,305	$—	$121,305	$10,273	$—	$10,273	$5,271
Other non-performing assets	—	—	—	5,000	—	5,000	3,692	—	3,692	—	—	—	—

Total non-performing assets (4)	$888,820	$6,059	$894,879	$743,295	$6,361	$749,656	$848,354	$6,361	$854,715	$920,137	$22,462	$942,599	$779,205

Total NPAs as a percentage of the net loan portfolio, (excluding GNMA defaulted loans) and OREO			14.55%			12.62%			14.88%			16.65%	14.42%

Total NPAs as a percentage of consolidated total assets			10.56%			9.40%			9.86%			9.21%	7.69%

Total NPLs (excluding FHA/VA guaranteed loans) to total loans (excluding GNMA defaulted loans and FHA/VA guaranteed loans)			12.15%			9.67%			11.63%			15.19%	13.19%

ALLL to total NPLs, (excluding loans held for sale and FHA/VA) at end of period.			18.22%			18.20%			19.79%			16.91%	18.69%

(1)	FHA/VA delinquent loans are separated from the non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.

(2)	Includes delinquency related to personal, revolving lines of credit and other consumer loans.

(3)

In 2012 and 2011 FHA/VA loans are considered non-performing loans when the loan is ten payments in arrears. For previous years FHA/VA loans were considered non-performing at 271 days delinquent since the principal balance of these loans is insured or guaranteed under applicable FHA/VA program and interest is, in most cases, fully recovered in foreclosure proceedings.

(4)	Excludes FHA and VA claims amounting to $17.6 million, $15.2 million, $12.5 million, $15.6 million, and $17.0 million as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

The following tables provide the non-performing loans activity by portfolio for the periods indicated.

Table EE — Non-performing loans activity by portfolio

	Year ended December 31, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total
Balance at beginning of period	$293,635	$344	$293,979	$169,337	$2,554	$97,809	$563,679
Additions	265,509	402	265,911	102,308	5,542	36,489	410,250
Repurchases	5,741	—	5,741	178	—	—	5,919
Remediated/Cured	(60,477)	(67)	(60,544)	(42,098)	—	(177)	(102,819)
Foreclosed	(26,760)	—	(26,760)	(6,291)	(72)	(64)	(33,187)
Write-downs	(44,937)	(251)	(45,188)	(33,588)	(1,918)	(20,369)	(101,063)

Balance at end of period	$432,711	$428	$433,139	$189,846	$6,106	$113,688	$742,779

	Year ended December 31, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and land	Total
Balance at beginning of period	$279,562	$819	$280,381	$194,850	$2,522	$151,717	$629,470
Additions	243,071	2,228	245,299	51,861	2,692	17,169	317,021
Repurchases	11,077	—	11,077	—	—	—	11,077
Remediated/Cured	(194,760)	(1,589)	(196,349)	(56,307)	(1,310)	(13,335)	(267,301)
Foreclosed	(30,499)	—	(30,499)	(8,885)	(765)	(33,247)	(73,396)
Write-downs	(14,816)	(1,114)	(15,930)	(12,182)	(585)	(24,495)	(53,192)

Balance at end of period	$293,635	$344	$293,979	$169,337	$2,554	$97,809	$563,679

	Year ended December 31, 2010
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and land	Total
Balance at beginning of period	$397,698	$1,610	$399,308	$130,811	$933	$306,954	$838,006
Additions	120,301	4,403	124,704	112,052	5,685	139,900	382,341
Repurchases	9,549	—	9,549	—	—	—	9,549
Remediated/Cured	(172,409)	(1,520)	(173,929)	(18,976)	(880)	(154,019)	(347,804)
Foreclosed	(44,567)	—	(44,567)	(11,889)	(25)	(26,309)	(82,790)
Write-downs	(31,010)	(3,674)	(34,684)	(17,148)	(3,191)	(55,432)	(110,455)
Sales	—	—	—	—	—	(59,377)	(59,377)

Balance at end of period	$279,562	$819	$280,381	$194,850	$2,522	$151,717	$629,470

Non-performing assets increased by $145.2 million, or 19.4%, during the year ended December 31, 2012, primarily as a result of an increase of $139.1 million in total non-performing residential mortgage loans, $20.5 million in commercial real estate loans and $15.9 million in construction and land loans, partially offset by a decreases of $19.6 million in total non-performing FHA/VA guaranteed residential loans, $9.3 million in OREO and repossessed assets, and $5.0 million in other non-performing assets.

Non-performing loans, excluding FHA/VA guaranteed residential loans increased $179.1 million, or 31.8%, to $742.8 million as of December 31, 2012 compared to $563.7 million as of December 31, 2011. This increase resulted from an increase in total non-performing residential mortgage loans of $139.1 million, $20.5 million in commercial real estate, $15.9 million in construction and land; and $3.6 million in commercial and industrial loans. This increase was primarily due to the continuing economic distress in Puerto Rico and accompanying high unemployment rate.

As of December 31, 2012, the Company reported a total of $432.7 million of non-performing residential mortgage loans excluding FHA/VA guaranteed loans, which represents 13.9% of total residential loans (excluding FHA/VA guaranteed loans) and 58.3% of total non-performing loans, excluding FHA/VA guaranteed loans. The non-performing FHA/VA guaranteed residential loans decrease of $19.6 million during 2012 primarily consist of loss mitigation and front-end collection efforts.

The decrease in OREO and repossessed assets of $9.3 million resulted from a reduction of $11.9 million in construction and land, which was partially offset by an increase of $ 1.6 million in commercial real estate foreclosed properties and $1.1 million increase in residential OREOs. During 2012, Doral sold 282 properties out of OREO and repossessed 368 OREOs properties for an ending balance as of December 31, 2012 of 661 properties which totaled $111.9 million.

Composition of Mortgage Non-Performing Loans

The following table presents the composition of mortgage non-performing loans according to their actual loan-to-value and whether they are covered by mortgage insurance. For purposes of this disclosure, actual loan to value ratios are calculated based on current unpaid balances and the most recent available assessments of value.

Table FF— Composition of residential mortgage non-performing loans according to LTV

As of December 31, 2012
Collateral Type	Loan To Value	Distribution
FHA/VA loans	n/a	21.6%
Loans with private mortgage insurance	n/a	5.9%
Loans without mortgage insurance	<60%	10.6%
	61-80%	36.6%
	81-90%	13.9%
	Over 91%	11.4%

Total loans		100.0%

LTV ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the size of the unpaid principal balance and the LTV level of individual loans. As of December 31, 2012, 4% of the loans in the table above used the original property appraisal obtained at the time of the loan, and 96% of the loans used a more recent valuation to calculate the LTV.

Construction and land loans include non-performing loans of $113.7 million as of December 31, 2012, or 15.3% of total non-performing loans excluding FHA/VA guaranteed loans (96.1% of which are in Puerto Rico). As of December 31, 2012, 37.0% of the loans within the construction and land portfolio were considered non-performing loans. Doral’s construction and land loan portfolio reflected a decrease in non-performing loans due primarily to foreclosure and charge-offs of $34.9 million during the year ended December 31, 2012. The sale of the construction loan portfolio during 2010 reduced the Company’s risk to this sector; however, the remaining construction portfolio is directly affected by the continuing Puerto Rico recession as the underlying loans’ repayment capacity is dependent on the ability to attract buyers.

Although the Company has taken (and continues to take) steps to mitigate the credit risk underlying construction loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.

For the years ended December 31, 2012, 2011 and 2010, Doral Financial did not enter into commitments to fund new construction loans for residential housing projects in Puerto Rico. Commitments to fund new construction loans in the U.S. totaled $172.0 million for the year ended December 31, 2012, compared to $54.9 million for the corresponding 2011 period as that market has strengthened over the past year.

The following table presents selected additional information on the Company’s construction portfolio.

Table GG — Construction and land loan portfolio financial information

	December 31, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$38,573	4,382	42,955	$44,492	300	44,792
Land, multifamily, condominium and commercial construction loans	108,245	156,446	264,691	133,038	97,068	230,106
Undisbursed funds under existing commitments (1)	34,101	169,135	203,236	8,630	37,481	46,111
Non-performing loans	109,306	4,382	113,688	93,220	4,589	97,809
Net charge-offs	34,872	—	34,872	31,116	—	31,116
Allowance for loan and lease losses	3,955	2,753	6,708	15,590	2,157	17,747
Non-performing loans to total construction and land loans	74.50%	2.70%	36.95%	52.51%	4.71%	35.58%
Net charge-offs on an annualized basis to total construction and land loans	23.80%	—%	11.34%	17.53%	—%	11.32%

(1)	Includes undisbursed funds to matured loans and loans in non-accrual status that are still active.

Other Real Estate Owned

Doral Financial’s OREO portfolio carrying value is presented at the estimated fair value, net of disposition costs. The fair value of the OREO is generally determined on the basis of internal and external appraisals and physical inspections. A charge to the allowance for loan and lease losses is recognized for any initial write down to fair value less cost to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.

Foreclosures have increased in recent periods as the volume of the NPLs has increased. OREO number of sales decreased in 2012 compared to 2011 due to the continuing economic distress being experienced in Puerto Rico and the accompanying reduced availability of qualified purchasers.

For the years ended December 31, 2012 and 2011, the Company sold 282 and 440 OREO properties, representing $36.9 million and $81.7 million in carrying value, respectively. Gains and losses on sales of OREO are recognized in other expenses in the Company’s consolidated statements of operations.

Loan Modifications and Troubled Debt Restructurings

With Puerto Rico unemployment at approximately 14.0% for 2012, many borrowers have temporarily lost their means to pay their loan contractual principal and interest obligations. As a result of the economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage loans. The lower level of income and economic activity has also led to fewer new construction residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial, commercial real estate, construction and land loans. Doral’s management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral if it is concluded that the borrower’s payment difficulties are temporary and Doral will in time collect the loan principal and agreed upon interest.

Doral has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses which also optimizes borrower performance and returns to Doral. In some of these cases, the restructure or loan modification fits the definition of Troubled Debt Restructuring as defined by current accounting guidance. The modification programs are designed to provide temporary relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates for a period of up to five years or, in some cases, permanently. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. It is Doral’s intention to make these programs available to those borrowers who have defaulted, or are likely to default permanently, on their loan and would lose their homes in foreclosure action absent a lender concession. However, Doral will move borrowers and properties to foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest.

The balance of loan modifications that are considered TDRs outstanding as of December 31, 2012 and 2011, were as follows:

Table HH — Loans modifications considered TDRs (excluding held for sale)

	December 31,
	2012		2011
(In thousands)	Total TDRs	Non-performing TDRs	Total TDRs	Non-performing TDRs
Consumer modifications
Residential mortgage	$627,803	$302,215	$770,320	$140,504
FHA/VA guaranteed residential	14,521	10,497	24,668	12,659
Other consumer	1,098	55	974	125

Total consumer	643,422	312,767	795,962	153,288
Commercial
Commercial real estate	$114,144	$65,814	$109,122	$24,535
Commercial and industrial	6,996	3,666	5,736	73
Construction and land	64,045	46,492	68,491	22,470

Total commercial	185,185	115,972	183,349	47,078

Total TDRs	$828,607	$428,739	$979,311	$200,366

Regarding the commercial loan loss mitigation programs (including commercial real estate, commercial, land and construction loan portfolios), the determination is made on a loan by loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons related to the borrower’s financial difficulty that Doral would be made aware of. Concessions made for commercial loans could include reductions in interest rates, extensions of maturity, waiving of borrower covenants, debt or interest forgiveness or other contract changes that could be considered concessions. Doral mitigates losses from loan defaults within its commercial loan portfolios loans through its Loan Workout function. The function’s objectives are to minimize losses / maximize recoveries upon default of large and small credit relationships alike. The group uses Doral embedded relationship officers, loan workout specialists, collection specialists, attorneys as well as third party service providers to supplement Doral’s internal resources. In the case of construction and development loans for residential projects, the Workout function monitors project specifics, such as project management and marketing, among other things.

Residential mortgage loans consist of $627.8 million or 75.8% TDR loans as of December 31, 2012. Of the residential mortgage loan TDRs, $171.1 million, or 27.3%, were restructured at effective interest rates lower than the market interest rate at the time of modification and may upon reset of the interest rate at the conclusion of the reduced rate period, be removed from reporting as a TDR. As of December 31, 2012, $300.8 million of residential mortgage TDRs have an effective rate equal to or higher than the market interest rate and 64.1% of those loans were currently making payments complying with the new terms. It is expected that not all loans that are eligible to be excluded from TDR reporting will meet the performance criteria for exclusion, and that new loans will be restructured and meet the requirements to be reported as a TDR, so the total TDR balance is not expected to decline by the amount described.

The table below illustrates restructured loans that are non-performing as of December 31, 2012, by year of restructure:

Table II — Non-performing TDR residential mortgage loans by restructure year

Year(1) restructured	UPB at time of restructure	Remaining UPB of restructured loans	90 days and over delinquent at December 31, 2012(2)	Percentage of restructured UPB 90 days and over
2008	8,994	8,630	8,630	100.0%
2009	21,337	20,726	20,726	100.0%
2010	139,338	139,555	133,797	95.9%
2011	68,815	68,554	61,414	89.6%
2012	94,233	98,110	16,630	17.0%

	$332,717	$335,575	$241,197	71.9%

(1)	Loans are included in period of most recent restructure, if subject to more than one restructure.

(2)	Using bank regulatory definition of four or more payments past due, past restructure, and return to accrual status.

The following table presents the Company’s TDR activity (excluding loans held for sale) for the year ended December 31, 2012.

Table JJ — TDR Activity

For the year ended December 31, 2012
Beginning balance	$979,311
Loans entering TDR status	156,480
Loans leaving TDR status	228,076
Principal amortization	30,876
Loans paid off and write-downs	39,713
Loans transferred to real estate held for sale	8,519

Ending balance	$828,607

Allowance for loan and lease losses

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table KK — Allowance for loan and leases losses

	Years ended December 31,
(Dollars in thousands)	2012			2011			2010
	PR	US	Total	PR	US	Total	PR	US	Total
Balance at beginning of period	$94,400	$8,209	$102,609	$117,821	$5,831	$123,652	$136,878	$3,896	$140,774
Provision for loans and lease losses:
Non-FHA/VA residential mortgage	111,960	(1)	111,959	31,393	211	31,604	35,389	141	35,530
Other consumer	662	—	662	3,252	—	3,252	6,902		6,902

Total consumer	112,622	(1)	112,621	34,645	211	34,856	42,291	141	42,432
Commercial real estate	32,015	3,300	35,315	5,537	144	5,681	24,887	14	24,901
Commercial and industrial	2,857	1,471	4,328	1,020	2,131	3,151	3,985	1,154	5,139
Construction and land	23,237	596	23,833	23,945	(108)	23,837	24,887	1,616	26,503

Total provision for loan and lease losses	170,731	5,366	176,097	65,147	2,378	67,525	96,050	2,925	98,975
Charge-offs:
Non-FHA/VA residential mortgage	(78,917)	—	(78,917)	(29,723)	—	(29,723)	(31,010)	—	(31,010)
Other Consumer	(4,023)	—	(4,023)	(6,044)	—	(6,044)	(10,334)	—	(10,334)

Total consumer	(82,940)	—	(82,940)	(35,767)	—	(35,767)	(41,344)	—	(41,344)
Commercial real estate	(26,437)	—	(26,437)	(22,648)	—	(22,648)	(17,122)	—	(17,122)
Commercial and industrial	(3,383)	—	(3,383)	(688)	—	(688)	(3,393)	—	(3,393)
Construction and land	(34,871)	—	(34,871)	(31,116)	—	(31,116)	(55,066)	(991)	(56,057)

Total charge-offs	(147,631)	—	(147,631)	(90,219)	—	(90,219)	(116,925)	(991)	(117,916)
Recoveries:
Non-FHA/VA residential mortgage	2,422	—	2,422	1	—	1	153	—	153
Other consumer	1,032	—	1,032	1,414	—	1,414	1,368	—	1,368

Total consumer	3,454	—	3,454	1,415	—	1,415	1,521	—	1,521
Commercial real estate	656	—	656	163	—	163	50	—	50
Commercial and industrial	158	—	158	73	—	73	126	—	126
Construction and land loans	—	—	—	—	—	—	122	—	122

Total recoveries	4,268	—	4,268	1,651	—	1,651	1,819	—	1,819
Net charge-offs	(143,363)	—	(143,363)	(88,568)	—	(88,568)	(115,106)	(991)	(116,097)

Balance at end of period	$121,768	$13,575	$135,343	$94,400	$8,209	$102,609	$117,822	$5,830	$123,652

ALLL to period-end loans receivable outstanding			2.19%			1.73%			2.21%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			2.21%			1.76%			2.29%
Provision for loan and lease losses to net charge-offs			122.83%			76.24%			85.25%
Net annualized charge-offs to average loans receivable outstanding			2.36%			1.55%			2.08%
ALLL to net charge-offs			94.41%			115.85%			106.51%

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the allocation of Doral Financial’s allowance for loans and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

Table LL — Allocation of allowance for loan and lease losses

	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Consumer:
Residential mortgage	$94,099	70%	$58,369	57%	$56,487	62%
FHA/VA guaranteed residential mortgage	—	—%	—	—%	—	3%
Other consumer	2,568	1%	4,986	5%	6,274	1%

Total consumer	96,667	71%	63,326	62%	62,761	66%
Commercial real estate	22,351	17%	12,908	13%	29,712	14%
Commercial and industrial	9,792	7%	8,689	8%	6,153	12%
Construction and land	6,533	5%	17,747	17%	25,026	8%

Total	$135,343	100%	$102,609	100%	$123,652	100%

As of December 31, 2012, the Company’s allowance for loan and lease losses was $135.3 million, an increase of $32.7 million from $102.6 million as of December 31, 2011. This growth was driven by an increase in the allowance of loan and lease losses of $35.5 million in residential mortgage loans, $9.5 million in commercial real estate, and $1.1 million in the commercial and industrial portfolio, related to charge offs of previously reserved loans and foreclosure process upon the receipt of updated valuations on properties securing these loans. This increase was partially offset by decreases in the allowance of loan and lease losses of $11.0 million on the construction and land and $2.3 million on the other consumer portfolio resulting from the decrease in non-performing loans.

The provision for loan and lease losses for the year ended December 31, 2012 increased by $108.6 million to $176.1 million compared to $67.5 million for the same period in 2011. This upswing is related to increases of $80.6 million in non-FHA/VA residential mortgage provision, and $29.5 million in commercial real estate provision. During 2012, management undertook an effort to review the assumptions and modeling underlying its allowance for loan and lease loss valuation and align the Company’s estimate with a more conservative view of future loan performance. The 2012 provision for loan and lease losses in general reflects the more conservative estimates adopted by Doral in the provision for loan and lease loss estimates, the receipt of new valuations on properties previously defaulted on their loans or defaulting on their loans during the year, and the increase in nonperforming loans, particularly in the residential mortgage loan portfolio. Nearly all of the 2012 provision for loan and lease losses relates to loans to borrowers domiciled in Puerto Rico.

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

The allowance for loan and lease losses coverage ratios and adjusted coverage ratios as of December 31, 2012 and 2011 were as follows:

Table MM — Allowance for loans and lease losses coverage ratios

	December 31, 2012				December 31, 2011
	ALLL plus partial charge-offs, credit related discounts and deferred fees, net as a% of:		ALLL as a% of:		ALLL plus partial charge-offs, credit related discounts and deferred fees, net as a% of:		ALLL as a% of:
	Loans(1)	NPLs(1)	Loans(2)	NPLs(2)	Loans(1)	NPLs(1)	Loans(2)	NPLs(2)
Consumer
Residential mortgage	5.77%	41.78%	3.01%	21.68%	3.78%	27.44%	1.75%	19.65%
Consumer	11.93%	465.58%	11.06%	614.95%	13.67%	1,245.52%	13.42%	1,408.24%

Total consumer	5.82%	42.37%	3.07%	22.27%	3.89%	28.93%	1.88%	21.29%
Commercial
Commercial real estate	5.98%	35.66%	2.02%	11.82%	5.93%	23.11%	1.54%	7.63%
Commercial and industrial	1.16%	297.38%	0.63%	159.37%	0.78%	283.60%	0.70%	304.23%
Construction and land	22.28%	45.60%	2.18%	5.90%	16.84%	45.59%	4.69%	18.08%

Total commercial	5.59%	44.59%	1.31%	12.56%	5.30%	34.81%	1.61%	14.54%

Total(3)(4)	5.71%	43.41%	2.21%	18.22%	4.49%	31.97%	1.76%	18.08%

(1)	Loans and NPL amounts are increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.

(2)	Loans and NPL amounts are NOT increased by the amount of partial charge-offs, credit related discounts and deferred fees, net.

(3)	Excludes FHA/VA guaranteed loans and loans on saving deposits.

(4)	Excludes loans on saving deposits.

Considering the effect of partial charge-offs, credit related discounts and deferred fees, net, the Company’s coverage ratio was 5.71% as of December 31, 2012 and 4.49% as of December 31, 2011. The 122 basis point increase in this coverage ratio was largely due to the provision for loan losses recorded during for the year ended December 31, 2012, as well as an increase of approximately $58.2 million in partial charge offs, mostly reflected in the residential and construction and land portfolio. The partial charge off increase in construction and land loans is the result of the receipt of recent appraisals or opinions of value on the properties under construction. The ALLL to non-performing loans coverage ratio increased 14 basis points, from 18.08% at December 31, 2011 to 18.22% at December 31, 2012, as a result of the higher provision for loan losses recorded during 2012.

Doral discontinued new construction lending in Puerto Rico in 2007, new commercial real estate and commercial and industrial lending in Puerto Rico in 2008, and significantly tightened its residential underwriting standards in 2009. During 2011, the Company recorded charge-offs amounting to $33.5 million in collateral dependent loans as a result of the difference between the loans’ balance and the estimated fair value of the property collateralizing the loans. The Company recorded a charge-off of $35.8 million during 2010, on loans sold to a third party during the third quarter of 2010 in exchange for cash and a note receivable. See note 38 for additional information regarding the loans sold to the third party.

The allowance for loan and lease losses was 2.21% of period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits) at December 31, 2012, an increase of 45 basis points compared with 1.76% at December 31, 2011. The allowance for loan and lease losses to non-performing loans (excluding non-performing loans held for sale) was 18.22%, an increase of 14 basis points compared to 18.08% as of December 31, 2011.

Mortgage lending is the Company’s principal line of business and has historically reflected significant losses and low levels of recoveries. Non-performing residential mortgage loans excluding FHA/VA guaranteed loans increased $139.1 million, or 47.38%, and the related allowance for loan and lease losses increased $35.4 million, or 60.62% during the year ended December 31, 2012 compared with 2011. In 2012, an increase in charge-offs of residential mortgage loans was driven by receipt of new valuations of properties collateralizing loans 180 days or more past due reflecting deterioration in property values since the loan was originally made or, for for those loans delinquent more than a year, since the most recent previous valuation was received. As provided by the Company’s real estate valuation policy the Company obtains assessments of collateral value for residential mortgage loans that are over 180 days past due and any outstanding balance in excess of the value of the property less cost to sell is classified as loss and written down by charging the allowance for loans and lease losses.

The commercial real estate loan portfolio increased $263.2 million during 2012 compared to December 31, 2011. The increase was driven by the U.S. operations which increased by $364.6 million, partially offset by a decrease of $101.4 million in the P.R. operations. The combined effect of the $5.6 million increase in provision, $20.5 million increase in non-performing commercial real estate loans and additional net charge-offs of $3.3 million resulted in an increase of $9.5 million in the allowance for loan and lease losses and had a positive effect on the coverage ratios for 2012.

The construction and land loan portfolio increased $32.7 million, and non-performing construction and land loans increased $15.9 million during the year ended December 31, 2012, largely due to charge-offs of $34.9 million and foreclosures. The 16.9% swing in make-up of the construction and loan portfolio, with the majority of the loans now being domiciled in the U.S., had a direct impact on the reduction in ALLL assigned to this portfolio and the unadjusted coverage ratio decline.

The following table presents the Company’s recorded investment in impaired loans and the related ALLL:

Table NN — Impaired loans and related allowance

(In thousands)	December 31, 2012	December 31, 2011
Impaired loans with allowance	$1,135,759	$1,109,297
Impaired loans without allowance	258,630	249,233

Total impaired loans	$1,394,389	$1,358,530

Related allowance	$73,615	$74,265
Average impaired loan portfolio	$1,344,427	$1,168,140

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

Internal Control Over Financial Reporting

For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2012, please refer to Part II, Item 9A. Controls and Procedures.

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

In addition, economic uncertainty that may result from the downgrading of the United States long-term debt, from fiscal imbalances in federal, state and local municipal finances combined with the political difficulties in resolving these imbalances, and from debt and other economic problems of several European countries, may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions would adversely affect the Company’s financial condition and results of operations.

The Company’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

Puerto Rico’s economy entered into a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which the real gross national product grew by only 0.5%. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.5%, respectively. According to the Puerto Rico Planning Board’s latest projections made in April 2012, real gross national product for fiscal years 2012 and 2013 was expected to increase by 0.9% and 1.1%, respectively. In connection with government transition process hearings held during November 2012, the Puerto Rico Planning Board reduced these projections to increases of the real gross national product of 0.4% and 0.6% in fiscal years 2012 and 2013, respectively.

Since 2000, Puerto Rico has faced a number of fiscal challenges, including an imbalance between its General Fund total revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $3.3 billion. In January 2009, the previous Puerto Rico government administration developed and commenced implementing a multi-year plan designed to achieve fiscal balance, restore sustainable economic growth and safeguard the investment-grade ratings of Puerto Rico bonds. The plan included certain expense reduction measures that, together with various temporary and permanent revenue raising measures, have allowed the Puerto Rico government to reduce its deficit during the last three fiscal years by both increasing its revenues and decreasing its expenditures. Puerto Rico’s ability to continue reducing the deficit will depend in part on its ability to continue increasing revenues and reducing expenditures, which in turn depends on a number of factors, including improvements in general economic conditions.

One of the challenges every Puerto Rico administration has faced during the past twenty years is how to address the growing unfunded pension obligations and funding shortfalls of the three government retirements systems that are funded principally with budget appropriations from Puerto Rico’s General Fund. As of June 30, 2011, the date of the latest actuarial valuations of the three retirement systems, the unfunded actuarial accrued liability (including basic and system administered benefits) for the Employees Retirement System, the Teachers Retirement System and Judiciary Retirement System were $23.7 billion, $9.1 billion and $319 million, respectively, and the funded ratios were 6.8%, 20.8% and 16.7%, respectively.

Based on current employer and member contributions to the retirement systems, the unfunded actuarial accrued liabilities will continue to increase significantly, with a corresponding decrease in their funded ratios, since the annual contributions are not sufficient to fund pension benefits, and thus, are also insufficient to amortize the unfunded actuarial accrued liabilities. Because annual benefit payments and administrative expenses of the retirement systems have been significantly larger than annual employer and member contributions, the retirement systems have been forced to use investment income, borrowings and sale of investment portfolio assets to cover funding shortfalls. The funding shortfall (basic system benefits, administrative expenses and debt service in excess of contributions) for fiscal year 2011 for the Employees Retirement System, the Teachers Retirement System and Judiciary Retirement System were approximately $693 million, $268 million and $6.5 million, respectively. For fiscal year 2012, the funding shortfalls were estimated to be $741 million, $287 million and $8.5 million, respectively.

On February 27, 2013 the new Puerto Rico government announced a series of measures that are being presented to the Puerto Rico Legislature to reform and stabilize the finances of the Employees Retirement System. Among other things, the proposed reforms would (i) extend the retirement age for all public employees covered under such plan; (ii) move public employees from a defined benefit plan to a hybrid plan that includes accrued benefits under the existing defined benefit plan (accrual of benefits under the defined plan would end on June 30, 2013) and new benefits to accrue under a new defined contribution plan; (iii) increase the contributions made by employees to the plan from 8.275% to 10% of their compensation; and (iv) modify certain additional benefits given to retired public employees (such as summer and Christmas bonuses and contributions for medical plan coverage).

The current state of the Puerto Rico economy and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of our loan portfolios. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in our other interest and non-interest revenue sources.

Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability of the price of oil imports, the exchange value of the United States dollar, the level of interest rates, the effectiveness of the recently approved changes to local tax and other legislation, and the continuing economic uncertainty generated by the Puerto Rico government’s fiscal condition and the funding deficiencies of the Puerto Rico government retirement systems described above.

For additional information relating to the fiscal situation and challenges of the Commonwealth of Puerto Rico, refer to the sections titled “Fiscal Imbalance,” “Economic Reconstruction Plan,” “Economic Development Plan,” “Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement System,” and “Ratings of the Commonwealth General Obligation Bonds” under “Business-The Commonwealth” in item 1 of this Annual Report on Form 10-K for the year ended December 31, 2012.

The Company cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Company’s financial condition and results of operations.

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

MISCELLANEOUS

Refer to Note 2 of the accompanying financial statements for a discussion of changes in accounting standards adopted in the 2012 consolidated financial statements.

CEO and CFO Certifications

Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

In addition, in 2012 Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

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

Disclosure Controls and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, at a reasonable level of assurance, were effective as of December 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of its assessment, management has concluded that as of December 31, 2012 the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts to Address the Material Weaknesses that Existed as of December 31, 2011

Management previously reported material weaknesses in the Company’s internal control over financial reporting related to i) residential second mortgages and commercial real estate loan valuations receipt and processing so that property value updates are reflected as charge-offs or in the estimate of allowance for loan and lease losses in a timely manner, and ii) the adequate review of the allowance for loan and lease losses estimate and the reconciliation of the underlying data, in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Doral Financial’s Form 10-Q for the quarter ended September 30, 2012, the Company implemented certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2011. The Company’s management has completed the documentation and evaluation of the effectiveness of the internal controls of (a) the residential second mortgages and commercial real estate loan valuations receipt and processing so that property value updates are reflected as charge-offs or in the estimate of allowance for loan and lease losses in a timely manner, and (b) the review of the allowance for loan and lease losses estimate and the reconciliation of the underlying data, and concluded that these material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is hereby incorporated by reference to the sections titled “Election of Directors,” “Corporate Governance,” “Executive Officers,” “The Corporate Governance and Nominating Committee; Nomination of Directors,” “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2012 fiscal year.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the sections titled “2012 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” (including “Compensation Committee Report,” and the various compensation tables), “Equity Compensation Plan Information”, and “Potential Payments upon Termination or Change in Control” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2012 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of this information required by this Item 12 is hereby incorporated by reference to the section titled “Security Ownership of Management, Directors and Principal Holders,” “Long Term Compensation-Equity Based Awards” and “Outstanding Equity Awards at Fiscal Year-End Table” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2012 fiscal year. For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to note 36, “Stock Options and Other Incentive Plans” of the accompanying consolidated financial statements of Doral Financial, which are included as an Exhibit in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the sections titled “Certain Relationships and Related Transactions, and Director Independence” and “Corporate Governance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2012 fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2012 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 12, 2013, are included herein beginning on page F-2:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for each of the three years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Loss for each of the three years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012, 2011 and 2010

•	Notes to consolidated financial statements

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

140

Exhibit Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

Exhibit Number	Description
4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010) (included in Exhibit 3.4 hereto).

10.1	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to exhibit number 10.1 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.2	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

10.3	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.4	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006).

10.5	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

10.6	Securityholders and Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holdings Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.7	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.8	Employment Agreement, dated as of March 16, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

10.9	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP, Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

Exhibit Number	Description
10.10	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.11	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.12	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.13	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.14	Amendment No. 1 to Securityholders and Registration Rights Agreement between Doral Financial Corporation and Doral Holdings Delaware, LLC dated as of August 5, 2010. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 10, 2010).

10.15	Form of Restricted Stock Award Agreement for Directors of Doral Financial Corporation under the 2008 Stock Incentive Plan. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on January 24, 2011).

10.16	Amendment to Employment Agreement between the Company and Robert E. Wahlman dated August 10, 2011 (Incorporated herein by reference to Exhibit 10.22 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Commission on August 16, 2011).

10.17	Consent Order among Doral Bank, the Federal Deposit Insurance Corporation and the Commissioner of Financial Institutions of Puerto Rico dated August 8, 2012. (Incorporated herein by reference to Exhibit 99.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 9, 2012).

10.18	Written Agreement by and between Doral Financial Corporation and the Federal Reserve Bank of New York dated September 11, 2012. (Incorporated herein by reference to Exhibit 99.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 13, 2012).

10.19	Amendment No. 1 to Employment Agreement between the Company and Christopher Poulton dated December 26, 2012. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on December 27, 2012).

10.20	Amendment No. 1 to Employment Agreement between the Company and Enrique Ubarri dated December 26, 2012. (Incorporated herein by reference to Exhibit 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on December 27, 2012).

10.21	Amendment No. 3 to Employment Agreement between the Company and Robert E. Wahlman dated December 26, 2012. (Incorporated herein by reference to Exhibit 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on December 27, 2012).

10.22	Amendment No. 1 to Employment Agreement between the Company and Glen Wakeman dated December 26, 2012. (Incorporated herein by reference to Exhibit 10.4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on December 27, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit Number	Description
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	List of Doral Financial’s Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)
Date: March 12, 2013	/s/ Glen R. Wakeman

Glen R. Wakeman
President and Chief Executive Officer

Date: March 12, 2013	/s/ Robert E. Wahlman

Robert E. Wahlman
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman Glen R. Wakeman	President and Chief Executive Officer	March 12, 2013

/s/ Robert E. Wahlman	Executive Vice President and Chief Financial Officer	March 12, 2013
Robert E. Wahlman

/s/ Dennis G. Buchert Dennis G. Buchert	Director	March 12, 2013

/s/ James E. Gilleran James E. Gilleran	Director	March 12, 2013

/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	March 12, 2013

/s/ David E. King David E. King	Director	March 12, 2013

/s/ Gerard L. Smith Gerard L. Smith	Director	March 12, 2013

/s/ Nancy Reinhard Nancy Reinhard	Principal Accounting Officer	March 12, 2013

DORAL FINANCIAL CORPORATION INDEX PAGE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Doral Financial Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 12, 2013

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. 216 Expires Dec. 1, 2013

Stamp E 48080 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except for per share data)	2012	2011
Assets
Cash and due from banks	$633,576	$308,811
Restricted cash	95,461	186,634
Securities held for trading, at fair value	42,303	44,803
Securities available for sale, at fair value (includes $206,494 and $318,639 pledged as collateral at December 31, 2012 and 2011, respectively, that may be repledged)	287,676	483,189
Federal Home Loan Bank of New York stock, at cost	63,853	69,660

Total investment securities	393,832	597,652
Loans:
Loans held for sale, at lower of cost or market (includes $94,417 and $109,114 pledged as collateral at December 31, 2012 and 2011, respectively, that may be repledged)	438,055	318,271
Loans receivable (includes $171,957 and $175,709 pledged as collateral at December 31, 2012 and 2011, respectively, that may be repledged)	6,174,810	5,922,983
Less: Allowance for loan and lease losses	(135,343)	(102,609)

Total net loans receivable	6,039,467	5,820,374

Total loans, net	6,477,522	6,138,645
Accounts receivable	41,626	36,426
Mortgage-servicing advances	72,743	61,795
Accrued interest receivable	30,140	38,352
Servicing assets, net	99,962	112,303
Premises and equipment, net	93,975	100,256
Real estate held for sale, net	111,923	121,153
Deferred tax asset, net	48,716	111,006
Prepaid income tax	318,407	90,971
Other assets	60,363	77,360

Total assets	$8,478,246	$7,981,364

Liabilities
Deposits:
Non interest-bearing deposits	$352,660	$312,876
Other interest-bearing deposits	2,279,113	1,940,605
Brokered deposits	1,996,235	2,157,808

Total deposits	4,628,008	4,411,289
Securities sold under agreements to repurchase	189,500	442,300
Advances from the Federal Home Loan Bank	1,180,413	1,241,583
Loans payable	270,175	285,905
Notes payable	1,043,887	506,766
Accrued expenses and other liabilities	330,590	253,367

Total liabilities	7,642,573	7,141,210
Commitments and contingencies (note 32)
Stockholders’ Equity

Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2012 and December 31, 2011, respectively.

Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 128,460,423 shares issued and outstanding at December 31, 2012 (128,295,756 shares issued and outstanding at December 31, 2011)	1,285	1,283
Additional paid-in capital	1,228,224	1,222,983
Accumulated deficit	(747,914)	(734,954)
Accumulated other comprehensive income (loss), net of income tax expense of $425 and benefit of $74 at December 31, 2012 and 2011, respectively	1,996	(1,240)

Total stockholders’ equity	835,673	840,154

Total liabilities and stockholders’ equity	$8,478,246	$7,981,364

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except for per share data)	2012	2011	2010
Interest income:
Loans	$346,393	$327,219	$322,324
Mortgage-backed and investment securities	12,388	30,061	69,785
Interest-only strips	5,804	6,025	6,186
Other interest-earning assets	3,892	4,312	6,974

Total interest income	368,477	367,617	405,269
Interest expense:
Deposits	63,386	88,286	110,838
Securities sold under agreements to repurchase	10,120	21,119	52,654
Advances from Federal Home Loan Bank	38,202	37,129	47,155
Loans payable	5,888	5,964	6,742
Notes payable	30,356	26,224	23,513
Other short-term borrowings	—	—	15

Total interest expense	147,952	178,722	240,917

Net interest income	220,525	188,895	164,352
Provision for loan and lease losses	176,098	67,525	98,975

Net interest income after provision for loan and lease losses	44,427	121,370	65,377
Non-interest income (loss):
Total other-than-temporary impairment losses	(6,396)	(8,485)	(44,717)
Portion of loss recognized in other comprehensive income (before taxes)	—	4,195	30,756

Net credit related OTTI losses	(6,396)	(4,290)	(13,961)
Net gain (loss) on sales of investment securities available for sale	5,867	27,467	(93,713)
Net gain on loans securitized and sold and capitalization of mortgage servicing	47,438	33,894	20,375
Retail banking fees	25,890	27,211	28,595
Servicing income (net of mark-to-market adjustments)	696	15,849	17,185
Insurance agency commissions	14,940	13,279	13,306
Net (loss) gain on trading activities	(2,351)	4,007	13,676
Net loss on early repayment of debt	(2,009)	(3,068)	(7,749)
Other income	1,704	4,478	3,728

Total non-interest income (loss)	85,779	118,827	(18,558)
Non-interest expense:
Compensation and benefits	80,873	73,431	75,114
Professional services	50,030	37,694	53,165
Occupancy expense, net	21,206	18,159	16,924
Communication expense	13,832	15,145	17,019
FDIC insurance expense	17,478	14,316	19,833
Depreciation and amortization	13,386	13,228	12,689
Electronic data processing expense	16,746	12,480	14,197
Taxes, other than payroll and income taxes	10,236	11,645	11,177
Corporate insurance	6,549	5,669	5,664
Other	28,911	23,493	32,992

	259,247	225,260	258,774
Other provisions and other real estate owned expenses:
Other real estate owned expenses	24,184	11,132	40,956
Foreclosure and other credit related expenses	11,555	12,788	11,741
Net loss for Lehman Brothers, Inc. claim receivable	—	—	12,359

Total non-interest expense	294,986	249,180	323,830

Loss before income taxes	(164,780)	(8,983)	(277,011)
Income tax (benefit) expense	(161,481)	1,707	14,883

Net loss	$(3,299)	$(10,690)	$(291,894)

Net loss attributable to common shareholders(1)(2)	$(12,960)	$(20,350)	$(274,418)

Net loss per common share(1)(2)	$(0.10)	$(0.16)	$(2.96)

(1)

For the years ended December 31, 2012, 2011 and 2010, net loss per common share represents basic and diluted loss per common share, respectively, for each of the periods presented. Refer to note 37 for additional information regarding net loss attributable to common shareholders.

(2)	For the year ended December 31, 2010, net loss per common share includes income of $26.6 million related to the effect of the preferred stock exchange. Refer to note 37 for additional information.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(In thousands)	2012	2011	2010
Net loss	$(3,299)	$(10,690)	$(291,894)
Other comprehensive loss, before tax:
Unrealized gains on securities arising during the period	1,368	6,277	58,812
Non-credit portion of OTTI losses	—	(4,195)	(30,756)
Reclassification of net realized losses (gains) included in net loss	1,475	(11,321)	102,873

Other comprehensive income (loss) on investment securities, before tax	2,843	(9,239)	130,929
Income tax (expense) benefit related to investment securities	(425)	1,405	(19,660)

Other comprehensive income (loss) on investment securities, net of tax	2,418	(7,834)	111,269
Other comprehensive income on cash flow hedges	818	2,431	4,375

Other comprehensive income (loss)	3,236	(5,403)	115,644

Comprehensive loss	$(63)	$(16,093)	$(176,250)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
(In thousands)	2012	2011	2010
Preferred Stock:
Balance at beginning of year	$352,082	$352,082	$415,428
Preferred stock issued (mandatorily convertible)	—	—	171,000
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	—	(48,687)
Cumulative convertible	—	—	(14,659)
Mandatorily convertible	—	—	(171,000)

Balance at end of year	352,082	352,082	352,082
Common Stock:
Balance at beginning of year	1,283	1,273	621
Common stock issued/converted:
Restricted stock issued	2	10	—
Noncumulative nonconvertible	—	—	40
Cumulative convertible	—	—	12
Mandatorily convertible	—	—	600

Balance at end of year	1,285	1,283	1,273
Additional Paid-In Capital:
Balance at beginning of year	1,222,983	1,219,280	1,010,661
Restricted stock issued	(2)	(10)	—
Stock-based compensation recognized	5,243	3,713	1,510
Conversion of preferred stock to common stock at par value:
Noncumulative nonconvertible	—	—	17,010
Cumulative convertible	—	—	19,699
Mandatorily convertible	—	—	170,400

Balance at end of year	1,228,224	1,222,983	1,219,280
Accumulated Deficit:
Balance at beginning of year	(734,954)	(714,603)	(440,185)
Net loss	(3,299)	(10,690)	(291,894)
Dividend accrued on preferred stock	(9,661)	(9,661)	(9,109)
Effect of conversion of preferred stock:
Noncumulative nonconvertible	—	—	31,637
Cumulative convertible	—	—	(5,052)

Balance at end of year	(747,914)	(734,954)	(714,603)
Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year	(1,240)	4,163	(111,481)
Other comprehensive income (loss), net of deferred tax	3,236	(5,403)	115,644

Balance at end of year	1,996	(1,240)	4,163

Total stockholders’ equity	$835,673	$840,154	$862,195

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net loss	$(3,299)	$(10,690)	$(291,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	5,243	3,713	1,510
Depreciation and amortization	13,386	13,228	12,689
Capitalization of servicing assets	(13,583)	(10,035)	(8,128)
Mark-to-market adjustment of servicing assets	25,924	12,074	12,087
Deferred tax (benefit) expense	(166,743)	(3,753)	7,452
Provision for loan and lease losses	176,098	67,525	98,975
Provision for real estate held for sale losses	16,847	6,757	31,581
Provision for credit related losses	762	6,438	8,461
Provision for uncertain tax position	1,860	—	—
Net loss on Lehman Brothers, Inc. claim receivable	—	—	12,359
Impairment of other assets	—	—	482
Loss on sale of real estate held for sale	3,153	750	4,921
Net premium amortization on loans, investment securities and debt	20,714	20,750	17,043
Loss on sale of loans held for sale	878	—	—
Origination and purchases of loans held for sale	(797,380)	(421,094)	(403,748)
Principal repayments and sales of loans held for sale	176,120	49,852	102,778
(Gain) loss on sale of investment securities	(57,072)	(54,026)	81,826
Net OTTI losses	6,396	4,290	13,961
Net loss on early repayment of debt	2,009	3,068	7,749
Unrealized loss on trading securities	102	44	127
Purchases of securities held for trading	—	—	(36,586)
Principal repayment and sales of securities held for trading	816,547	569,973	453,104
Amortization and net gain on the fair value of IOs	2,208	373	1,473
Unrealized (gain) loss on derivative instruments	(1,448)	(172)	2,032
Decrease (increase) in derivative instruments	1,544	(524)	(2,099)
Decrease (increase) in restricted cash	155,010	(50,805)	(35,142)
(Increase) decrease in accounts receivable	(5,200)	(7,722)	19,415
Increase in mortgage servicing advances	(10,948)	(10,333)	(31,870)
Decrease in accrued interest receivable	2,737	422	3,092
Decrease in other assets	18,631	17,672	18,488
Decrease (increase) in accrued expenses and other liabilities	(20,824)	63,721	114,776

Total adjustments	372,971	282,186	508,808

Net cash provided by operating activities	369,672	271,496	216,914

Cash flows from investing activities:
Purchases of securities available for sale	(509,322)	(905,378)	(1,605,414)
Principal repayment and sales of securities available for sale	699,944	1,931,566	2,893,431
Proceeds from sale of FHLB stock	5,807	8,427	48,198
Originations, purchases and repurchases of loans receivable	(1,632,262)	(1,440,259)	(1,138,400)
Principal repayment of loans receivable	956,148	697,284	666,590
Proceeds from sales of servicing assets	—	—	192
Purchases of premises and equipment	(6,806)	(9,131)	(14,653)
Proceeds from sales of real estate held for sale	33,714	43,107	33,553

Net cash (used in) provided by investing activities	(452,777)	325,616	883,497

Cash flows from financing activities:
Increase (decrease) in deposits	216,719	(236,924)	(31,436)
Decrease in securities sold under agreements to repurchase	(254,809)	(219,500)	(976,211)
Proceeds from advances from FHLB	310,000	185,000	800,000
Repayment of advances from FHLB	(387,000)	(309,000)	(1,505,500)
Fees paid on debt exchange and early repayment of debt	—	(65,367)	—
Proceeds from other short-term borrowings	—	—	345,000
Repayment of other short-term borrowings	—	—	(455,000)
Repayment of secured borrowings	(13,485)	(18,130)	(33,001)
Proceeds from issuance of notes payable	574,616	—	250,000
Repayment of notes payable	(38,171)	(7,591)	(7,054)
Issuance of common stock	—	—	171,000

Net cash provided by (used in) financing activities	407,870	(671,512)	(1,442,202)

Net increase (decrease) in cash and cash equivalents	$324,765	$(74,400)	$(341,791)
Cash and cash equivalents at beginning of period	308,811	383,211	725,002

Cash and cash equivalents at the end of period	$633,576	$308,811	$383,211

Cash and cash equivalents includes:
Cash and due from banks	$633,576	$308,811	$353,177
Money market deposits	—	—	30,034

	$633,576	$308,811	$383,211

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
(In thousands)	2012	2011	2010
Supplemental schedule of non-cash activities:
Loan securitizations	$765,342	$543,413	$404,631

Loans transferred to real estate held for sale	$47,221	$75,760	$90,353

Reclassification of loans held for investment portfolio to the held for sale portfolio	$61,116	$106,925	$127,557

Reclassification of loans held for sale portfolio to the held for investment portfolio	$—	$614	$210

Substitution of securities sold under agreement to repurchase with FHLB with advances from FHLB	$—	$515,000	$—

Refinance of loan extended to unconsolidated variable interest entity	$111,007	$—	$—

Supplemental information for cash flows:
Cash used to pay interest	$145,584	$185,847	$244,944

Cash used to pay income taxes	$2,861	$10,976	$8,821

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking, mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank”), Doral Bank, FSB (through September 30, 2011), Doral Insurance Agency, LLC (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank controls three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, and CB, LLC, an entity incorporated to dispose of a real estate project of which Doral Bank took possession during 2005. Doral Money consolidates three variable interest entities, one created during 2010 and two created in 2012, for the purpose of entering into collateralized loan arrangements with third parties.

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

Certain amounts reflected in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation.

2.	Summary of Significant Accounting Policies

The following summarizes the most significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Because of uncertainties inherent in the estimation process, it is possible that actual results could differ from those estimates.

Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, and investment securities (including other than temporary impairment), the collectability of accounts receivable, adequacy of recourse obligations, fair value measurement of assets and liabilities as well as income taxes and the accompanying deferred tax assets and reserves. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2012. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Cash and Cash Equivalents and Restricted cash

Cash and cash equivalents include cash and due from banks and money market deposits. The statement of cash flows segregates restricted cash from cash and due from banks and money market deposits.

Restricted cash includes the minimum balance required of deposits from other financial institutions, cash and due from banks and money market deposits pledged to collateralize securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank as well as other obligations. Restricted cash also includes the principal and interest collected from the loans pledged to secure a collateralized loan obligation entered by the Company. Restricted cash is carried at cost, which approximates fair value due to the short-term nature of its components.

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

Securities held for trading include securities reported at fair value, forwards, caps and swap contracts, which are accounted for as derivative instruments. Doral Financial recognizes a derivative at the time of the execution of the contract and marks to market the contracts against current operations until settlement, as part of its trading activities. The securities underlying the forward contracts are recorded at settlement at their market value and generally classified as available for sale.

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

Securities Available for Sale:    Securities not classified as either securities held to maturity or securities held for trading are classified as available for sale and reported at fair value, with unrealized gains and non-credit losses excluded from net income (loss) and reported, net of tax, in other comprehensive income (loss). The cost of securities sold is determined on the specific identification method.

Interest income arising from securities available for sale is included in net interest income in the Company’s consolidated statements of operations.

Other Investment Securities:    Investments in equity that do not have readily determinable fair values are classified as other securities in the consolidated statements of financial condition. These securities are stated at cost. Stock that is owned by the Company to comply with regulatory requirements, such as FHLB stock is included in this category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

For most of the Company’s investment securities, deferred items, including premiums, and discounts, are amortized into interest income over the contractual life of the securities adjusted for actual prepayments using the effective interest method.

Other-than-temporary impairment:    The Company performs an assessment of other-than-temporary impairment whenever the fair value of an investment security is less that its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

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

The Company evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, the Company considers its intent to sell each investment security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to, the following: (i) the credit rating and related outlook or status of the securities; (ii) the creditworthiness of the issuers of the securities; (iii) the value and type of underlying collateral; (iv) the duration and magnitude of the unrealized loss; (v) any credit enhancements and; (vi) other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. The amount of estimated credit loss is determined as the amount by which the amortized cost basis exceeds the present value of expected cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

The Company recognizes interest income on loans held for sale on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans held for sale are placed on non-accrual status when any portion of principal or interest is 90 days past due or more, except for residential mortgage loans which are placed in non-accrual at the time the loans are four payments past due and FHA/VA guaranteed loans which are placed in non-accrual status when the loans have ten payments in arrears. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery and the interest income is accounted for on a cash basis or under the cost recovery method, where the payment reduces the Company’s recorded investment in the loan until it qualifies for return to accrual status. Loans return to accrual status when principal and interest become current under the terms of the loan agreement; when a loan has been restructured and the borrower has demonstrated the ability to perform in accordance with the new loan terms and the loan complies with specified criteria (see Troubled Debt Restructuring below); or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

The Company regularly reviews its loans held for sale portfolio and may transfer loans from the loans held for sale portfolio to its loans receivable portfolio. If a transfer occurs, the Company records the loan receivable at its fair value and an adjustment is charged against earnings based on the lower of aggregate cost or market value.

Loans held for sale includes Government National Mortgage Association (“GNMA”) defaulted loans which have a conditional buy-back option. In the case that GNMA loans meet the specified delinquency criteria and are eligible for repurchase, for financial reporting purposes, the loans are brought back into the Company’s portfolio of loans held for sale, regardless of whether the Company intends to exercise the buy-back option. At that time, an offsetting liability is also recorded. If the Company were to exercise the buy-back option, the loans would be repurchased and the composition of the statement of financial condition would be affected. The loans would be removed from the held for sale portfolio and classified as part of the held for investment (loans receivable) portfolio, and the cash and the payable previously recorded would be reduced accordingly. If the Company were to exercise the buy-back option, it may incur a loss to the extent of any interest advanced through its servicing.

Loans Receivable

Loans receivable are those held principally for investment purposes. These consist of construction and land, residential mortgage, commercial real estate, commercial and industrial and consumer loans which the Company does not expect to sell in the near future.

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

Doral recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely. For mortgage loans, Doral discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by the FHA/VA that are placed in non-accrual when the loan is ten payments in arrears. Loans return to accrual status when principal and interest are current, and if the loan has been restructured and complies with specified criteria (see Troubled Debt Restructuring below) or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. Previously reversed or not accrued interest will be credited to income in the period of recovery. Interest income is recognized when a payment is received on a non-accrual loan if ultimate collection of principal is not in doubt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The Company considers a loan to be impaired when the loan is identified as a non-performing loan, when the loan is considered a TDR, when the loan has a specific reserve assigned or when the loan has been partially charged off. Accrued interest receivable on impaired loans is reversed when a loan is placed on non-accrual status. Interest collections on non-accruing loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions. The judgment as to ultimate collectability is based upon collateral valuation, delinquency status, and knowledge of specific borrower circumstances. Otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. The judgment as to returning a loan to accrual status considers recent collateral valuations, recent payment performance, borrowers’ other assets, and management’s estimate as to future loan performance.

The Company engages in the restructuring and/or modifications of loans that are delinquent due to economic or legal reasons if the Company determines that it is in the best interest of both the Company and the borrower. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of TDR. Such restructures are identified as TDRs and accounted for as impaired loans.

For consumer loans (primarily residential mortgage), through December 31, 2011, all of Doral’s loss mitigation tools required that the borrower demonstrate the intent and ability to pay all principal and interest on the loan and receipt of at least three consecutive monthly payments prior to qualifying the borrower for a loss mitigation product. The Company’s loss mitigation specialists had to be reasonably assured of the borrower’s future repayment and performance from their review of the borrower’s circumstances and, when all the conditions were met, the customer was approved for a loss mitigation product. Following approval of the loss mitigation product, Doral returned the loan to accrual status, but required receipt from the borrower of three additional consecutive payments and compliance with specified criteria to maintain the loan on accrual status (see Troubled Debt Restructuring below). Consumer loans delinquent less than 90 days that are eligible for loss mitigation products are subject to these requirements, except that the three consecutive payments prior to the restructure is waived. Beginning January 1, 2012, subsequent to the review of the borrower’s circumstances and approval of the loss mitigation product, Doral requires receipt of the dollar amount of six monthly payments, current performing status and to be satisfied of the borrower’s ability to service the loan prospectively based upon the current loan-to-value ratio and the borrower’s debt service-to-income ratio, before returning the loan to accrual status.

For commercial loan loss mitigation (which includes commercial real estate, commercial and industrial and construction and land loans), the loans are underwritten by the collections function. The intent and ability of the borrower to service the debt under the revised terms is studied and, if approved for loss mitigation, the customer is placed on a six month probationary period during which the customer is required to make the equivalent of six consecutive payments before the loan is returned to accrual status.

Commercial and Construction and Land Loans’ Risk Categories

Doral evaluates commercial loans (including construction and land loans) using updated debt service coverage ratios and LTV, where applicable, and rates each one as pass (there are six grades of pass), special mention, substandard, doubtful, loss, or watch, as defined by Doral’s Risk Rating and Asset Classification Policy (“Policy”). The Policy is designed to be a tool for senior management to assess and identify the relative risk of default and loss among the Company’s commercial and construction loans’ credit exposure. Each commercial and construction credit facility over $100 thousand is assigned a grade that takes into consideration factors that materially affect credit quality. Doral’s Loan Review Department analyzes and reclassifies commercial or construction loans in accordance with their conclusion of the loan’s credit risk and condition. The ratings of credit facilities over $100,000 are updated at least annually, and may be updated upon changes in delinquency status, renewal at maturity, or other circumstances. Facilities under $100,000 are automatically classified based on delinquency status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

During the third quarter of 2012, the Company expanded the loan grades to add grades four to six and the category “watch”. The grades special mention, substandard, doubtful and loss have remained the same. The loan grades are based upon the following definitions:

“1”— Superior

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

“2”— Strong

Loans rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage with ratios better than industry norms. The borrowers of these loans exhibit a limited leverage position, borrowers are virtually immune to local economies in stable growing industries, and where management is well respected and the company has ready access to public markets.

“3”— Above Average

Loans rated 3 are those loans for which the borrower has above average financial condition and flexibility; more than satisfactory debt service coverage, balance sheet and operating ratios are consistent with or better than industry peers, have little industry risk, move in diversified markets and are experienced and competent in their industry. These borrowers access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives.

“4”— Average

Loans rated 4 have a sound primary and secondary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher grade borrower. These loans carry a normal level of risk, with very low loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher quality loans.

“5”— Acceptable

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

“6”— Acceptable with Care

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

“SM”— Special Mention

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

“SS”— Substandard

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

“D”— Doubtful

Loans classified Doubtful or D have all the weaknesses inherent in those classified SS with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

“L”— Loss

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

Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses is established to provide for probable credit losses inherent in the portfolio of loans receivable as of the balance sheet date. Management estimates the ALLL separately for each product category (non-FHA/VA residential mortgage loans, other consumer, financing leases, commercial real estate, construction and land and commercial and industrial) and geography (Puerto Rico and United States mainland), and combines the amounts in reaching its estimate for the full portfolio. The Company performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectability of those portfolios. The allowance for certain homogeneous loan portfolios, which generally consist of consumer loans and certain commercial loans, is generally evaluated by product type based on aggregated portfolio segment information including historical performance of the portfolio and certain qualitative assumptions such as loss given defaults. The remaining commercial portfolios (including impaired commercial real estate, construction and land, and large commercial and industrial loans) are reviewed on an individual loan basis subject to dollar value and delinquency threshold. Loans subject to individual reviews are analyzed and identified by risk according to the Company’s internal risk rating scale. The ALLL for these portfolios is based on the analysis of historical loss experience, current economic conditions, industry performance trends, geographic or obligor concentrations and any other pertinent information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Management’s loss reserve estimate for performing loans is assessed based upon: (i) the probability of the performing loan defaulting at some future period; (ii) the likelihood of the loan curing or resuming payment versus the likelihood of the collateral being foreclosed upon and sold or a short sale; and (iii) Doral’s historical experience of recoveries on sale of OREO related to the contractual principal balance at the time the collateral is repossessed.

During the first quarter of 2012, Doral reviewed its ALLL estimate assumptions and calculations, and adopted a more conservative outlook as to future loan performance considering new information developed during the quarter, and the uncertain economic and regulatory environments. The resulting changes in estimate are reflected in the 2012 provision and allowance for loan and lease losses. Significant changes in assumptions and calculations include reducing the definition of a defaulted loan by 90 days, increasing the expectation that long term delinquent loans are foreclosed, emphasizing the consideration of more recent experience in determining the probability of default and loss given default, adjusting factors considered in estimating the expected loss and reducing the estimated prepayment speed on TDR loans. The Company also adopted a more conservative view on the estimated collectability of significantly aged residential mortgage loans and began utilizing a market analysis on land use completed in late March 2012 which provides information necessary for appraisers to value undeveloped land in Puerto Rico.

For non-performing loans, the reserve is estimated either by: (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans); (ii) considering the loans’ book value less discounted forecasted cash flows; or (iii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, Doral’s ability to repossess and liquidate the collateral, and Doral’s ability to pursue and enforce any deficiency amount to be collected. The probability of a loan migrating to foreclosure whether a current loan or a past due loan, and the amount of loss given such foreclosure, is based upon the Company’s own experience, with more recent experience weighted more heavily in the calculated factors. With this practice management believes the factors used better represent existing economic conditions. In estimating the amount of loss given foreclosure factor, management considers the actual price at which recent sales have been executed compared to the unpaid principal balance at the time of foreclosure. Management differentiates the foreclosure factor based upon the loans’ loan-to-value ratio (calculated as current loan balance divided by the original or most recent appraisal value), duration in other real estate owned and size of original loan.

In accordance with current accounting guidance, loans determined to be TDRs are considered to be impaired for purposes of estimating the ALLL and when being evaluated for impairment. The Company pools residential mortgage loans and small CRE loans with similar characteristics, and performs an impairment analysis of discounted cash flows. Commercial loans (including commercial real estate, commercial and industrial and construction and land) that have been loss mitigated are evaluated individually for impairment. Doral measures impaired loans at their estimated realizable values determined by discounting the expected future cash flows at the loan’s effective interest rate, or as a practical expedient, at the estimated fair value of the collateral, if the loan is collateral dependent. For collateral dependent construction projects, Doral determines the fair value measurement dependent upon its exit strategy of the particular asset(s) acquired in foreclosure. The cash flow forecast of the TDR loans is based upon estimates as to the rate at which reduced interest rate loans will make the reset payments or be re-modified, or be foreclosed upon, the cumulative default rate of TDR loans, the prepayment speed (voluntary and involuntary) of the loans, the likelihood a defaulted loan will be foreclosed upon, collateral sale prices in future periods, the broader economic performance, the continued behavior of Doral and the markets in a manner similar to past behavior, and other less significant matters. If a loan or pool yields a present value (or the estimated fair value of the collateral, when the loan is collateral dependent) below the recorded investment, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the allowance for loan and lease losses. Actual future cash flows may deviate significantly from those estimated at this time and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

In the determination of the Company’s ALLL, the discounted cash flow analysis of the pools of small balance homogenous consumer and commercial TDRs is updated to reflect historical performance of the pool. Assumptions of probability of default and loss given default are updated, giving consideration to the performance of the TDR portfolio. For large commercial loans that are evaluated individually for impairment, the performance of the loan is also considered in order to estimate the realizable value of the loans as part of the evaluation of the ALLL.

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

For large commercial loans (including commercial real estate, commercial and industrial, construction and land loan portfolios), the Company uses workout agents, collection specialists, attorneys and third party service providers to supplement the management of the portfolio, including the credit quality and loss mitigation alternatives. In the case of residential construction projects, the workout function is executed by a third party servicer, under the direction of Doral management, that monitors the end-to-end process including, but not limited to, completion of construction, necessary restructuring, pricing, marketing and unit sales. For large commercial and construction loans the initial risk rating is driven by performance and delinquency. On an ongoing basis, the risk rating of large credits is managed by the portfolio management and collections function and reviewed and validated by the loan review function. While management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company will continue to evaluate on a quarterly basis 25% of all commercial loans over 90 days past due and between $50,000 and $250,000 so that in any one year period it would have individually evaluated for impairment 100% of all substandard commercial loans between $50,000 and $250,000. The Bank has increased its oversight of commercial loans larger than $250,000 such that all are evaluated for individual impairment each quarter, and all such criticized loans are reviewed by the Bank’s Special Assets Committee each quarter.

An allowance reserve is established for individually impaired loans. The impairment loss measurement, if any, on each individual loan identified as impaired is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals or is based on management’s estimates of future cash flows discounted at the contractual interest rate, or for loans probable of foreclosure, discounted at a rate reflecting the principal market participant cost of funding, required rate of return and risks associated with the cash flows forecast. In the event that appraisals show a deficiency, the Company includes the deficiency in its loss reserve estimate. Although accounting guidance for loan impairment excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires that loan modifications considered to be TDRs be analyzed for impairment in the same manner described above.

Troubled Debt Restructurings

Doral has created a number of loan modification programs, which change over time, to help borrowers stay in their homes which also optimizes borrower performance and returns to Doral. In these cases, the restructure or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

loan modification fits the definition of TDR. The programs are designed to provide temporary financial relief and, if necessary, longer term financial relief to the consumer loan customer. Doral’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans), grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that Doral would not otherwise consider. Doral’s loss mitigation programs can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term for up to ten years, deferral of principal payments for a period of time, and reduction of interest rates either permanently or for a limited period. No programs adopted by Doral provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are moved to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected, when the loan is paid off or at the end of the loan term. Doral wants to make these programs available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. However, Doral will foreclose on properties collateralizing loans if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest (which is not forgiven in part or whole in any current program).

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

Residential or other consumer or commercial loan modifications are returned to accrual status when the criteria for returning a loan to performing status are met (refer to Doral’s non-accrual policies previously described). Loan modifications also increase Doral’s interest income by returning a non-performing loan to performing status, and cash flows by providing for payments to be made by the borrower, and decreases foreclosure and real estate owned costs by decreasing the number of foreclosed properties. Doral continues to report a modified loan considered to be a TDR as a non-performing asset until the borrower has made at least six consecutive contractual payments after the modification and is currently in accordance with the modification terms. At such time the loan will not be reported as a non-performing asset and will be treated as any other performing TDR loan.

Effective January 1, 2012 Doral changed how it reports the balance of loans considered TDRs. Modified loans (including mortgage loans which have reset) are removed from amounts reported as TDRs, but continue to be accounted for as TDRs, if: (a) they were modified during the prior year to the current year, (b) have made at least six consecutive payments in accordance with their modified terms, and (c) the effective yield was at least equal to the market rate of similar credit at the time of modification. In addition to these criteria, the loan must not have a payment reset pending. Prior period balances were not adjusted in order to reflect this change.

Effective January 1, 2012, Doral changed how it estimates whether a TDR performing loan is accounted for as a non-accrual loan. Doral’s non-accrual loans now include loans that are performing, but which have been modified to temporarily or permanently reduce the payment amount, and such current monthly payment is at least 25% or more lower than the payment prior to reset and either the borrower’s mortgage debt service to income ratio exceeds 40% or the property loan-to-value is greater than 80%. Doral believes loans meeting the defined criteria are at greater risk of not being able to meet their contractual obligations in the future and therefore are reported as non-accrual. This method of estimating non-accrual loans increased reported non-performing loans by $117.4 million as of December 31, 2012. Had loans meeting these criteria been reported as non-performing as of December 31, 2011 non-performing loans would have been $95.4 million greater, largely in residential mortgage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Servicing Assets and Servicing Activities

The Company pools FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage backed securities. Conforming loans are pooled and issued as FNMA or FHLMC MBS as well as sold in bulk to investors with servicing retained.

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

The fair value of the Company’s MSRs is determined based on a combination of market information, benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and; (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behaviour for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The MSR is presented at its fair value in the Company’s consolidated statement of condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Real Estate Held for Sale

The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. Foreclosed properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A charge to ALLL is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties after foreclosure are charged to expense in the period incurred. The cost of maintaining and operating such properties is expensed as incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expense within the other real estate owned expenses caption in the accompanying consolidated statements of operations.

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

Goodwill and Other Intangible Assets

Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In determining the fair value of a reporting unit, the Company uses a discounted cash flow analysis. Goodwill impairment losses are recorded as part of operating expenses in the consolidated statement of operations.

Impairment testing of goodwill follows current accounting guidance where the Company evaluates qualitative factors of the reporting units to determine whether it is more-likely-than-not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, then the fair value of the reporting unit does not need to be measured, and the two-step impairment test are bypassed.

The first step in the two-step impairment test is used to identify potential impairment and requires comparison of the estimated fair value of the reporting unit with its carrying amount including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

If needed, in the second step the Company calculates an implied fair value of goodwill. If the implied fair value of the reporting unit goodwill exceeds the carrying value of that goodwill, Doral does not record impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, the Company records an impairment charge for the excess. An impairment loss will not exceed the carrying value of goodwill, and any loss establishes a new basis in the goodwill.

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

If a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in the transferred assets) does not meet the criteria for a sale as described above, Doral accounts for the transfer as a secured borrowing with a pledge of collateral.

Under the GNMA Mortgage Backed Securities Guide, when the loans meet GNMA’s specified delinquency criteria, they are eligible for repurchase. At the Company’s option and without GNMA prior authorization, Doral may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option and is triggered when delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back options means that the Company does not maintain effective control over the loans and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral is deemed to have regained effective control over these loans and they are brought back onto the Company’s books as assets (and an offsetting liability) at fair value, regardless of whether the Company as seller-servicer intends to exercise the buy-back option.

Interest-Only Strips:    IOs represent the present value of the estimated future cash flows retained by the Company as part of its past sale and securitization activities. The Company no longer engages in this activity and classifies its existing IOs as trading securities. In order to determine the value of its IOs, the Company uses a valuation model that calculates the present value of estimated cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Changes in fair value of IOs held in the trading portfolio are recorded in net gain (loss) on trading activities in the Company’s consolidated statements of operations.

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

Fair Value Measurements

The Company uses fair value measurements to determine the fair value of certain assets and liabilities and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, Doral may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company discloses the fair value of all financial instruments for which it is practicable to estimate that value, whether or not recognized in the statement of financial condition.

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

The Company relies on appraisals for valuation of collateral dependent impaired loans and other real estate owned. An appraisal of value is obtained at the time the loan is originated. New estimates of collateral value are obtained when a loan that has been performing becomes delinquent and is determined to be collateral dependent, and at the time an asset is acquired through foreclosure. Updated reappraisals are requested at least annually for other real estate owned.

Residential mortgage loans are considered collateral dependent when they are 180 days past due (collateral dependent residential loans are those past due loans whose borrower’s financial condition has deteriorated to the point that Doral considers only the collateral when determining its ALLL estimate). An updated estimate of the property’s value is obtained when the loan is 180 days past due and a second assessment of value is obtained when the loan is 360 days past due. The Company generally uses REVE as an assessment of value of collateral dependent residential mortgage loans.

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

Residential development construction loans that are collateral dependent present unique challenges to estimating the fair value of the underlying collateral. Residential development construction loans are partially completed with additional construction costs to be incurred, have units being sold and released from the construction loan, and may have additional land collateralizing the loan on which the developer hopes or expects to build additional units. Therefore, the value of the collateral is regularly changing and any appraisal has a limited useful life. Doral uses an internally developed estimate of value that considers Doral’s exit strategy of foreclosing and completing the construction started and selling the individual units constructed for residential buildings, and separately uses the most recent appraised value for any remnant land adjusted for the fade in value since the appraisal date as described above. This internally developed estimate is prepared in conjunction with a third party servicer of the portfolio, who validates and determines the inputs used to arrive at the estimate of value (e.g. units sold, expected sales, cost to complete, etc.).

Following is a description of valuation methodologies used for financial instruments recorded at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Securities held for trading:    Securities held for trading are reported at fair value and consist primarily of securities and derivatives held for trading purposes. The valuation methodology for trading securities is consistent with the methodology used for securities classified as Available for Sale. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. The valuation methodology for IOs (Level 3) and derivatives (Level 2) is described in the Servicing Assets and Derivatives sections, respectively.

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

The fair value of residential mortgage loans is based on quoted market prices for MBS adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans. The fair value of syndicated commercial loans is based on market information of trading activity obtained from a third-party specialist. For all other loans, the fair value is estimated using discounted cash flow analyses utilizing adjustments that the Company believes a market participant would consider in determining fair value for like assets.

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

Real estate held for sale:    The Company acquires real estate through foreclosure proceedings. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). The fair value of the properties is derived from appraisals that take into consideration prices in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties, which are not market observable. The Company records nonrecurring fair value adjustments to reflect any losses in the carrying value arising from periodic appraisals of the properties in the period incurred. The Company classifies real estate held for sale subject to nonrecurring fair value adjustments as Level 3.

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

Cash and due from banks and restricted cash:    Valued at the carrying amounts in the consolidated statements of financial condition. The carrying amounts are reasonable estimates of fair value due to the relatively short period to maturity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Stock Based Compensation

The Company has a Stock Incentive Plan that was approved in 2008. Stock options and restricted stock units granted under the plan are expensed over the vesting period based on fair value at the date the awards are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

granted. In accordance with applicable accounting guidance for stock based compensation, compensation cost recognized includes the cost for all share-based awards based on the fair value of awards at the date granted. See note 36 for additional information regarding the Stock Incentive Plan.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net income or loss and other transactions, except those with stockholders, which are recorded directly in equity. In the Company’s case, in addition to net income (loss), other comprehensive income (loss) results from the changes in the unrealized gains and losses on securities that are classified as available for sale and unrealized gains and losses on derivatives classified as cash flow hedges.

Segment Information

The Company reports financial and descriptive information about its reportable segments. Operating segments are a component of an enterprise about which separate financial information is available that is evaluated regularly by management and is used by the Company’s executive management team to decide how to allocate resources and assess performance.

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

Prior to 2011, the Company operated in three reportable segments: mortgage banking activities, banking (including thrift operations) and insurance agency activities. The Company’s segment reporting was organized by legal entity and aggregated by line of business. Legal entities that did not meet the threshold for separate disclosure were aggregated with other legal entities with similar lines of business. Management had made this determination based on operating decisions particular to each business line and because each one targeted different customers and required different strategies. See note 39 for additional information regarding the Company’s operating segments.

3.	Recent Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Accounting Standards Update No. 2012-04 — Technical Corrections and Improvements (“ASU No. 2012-04”)

The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, and/or make minor improvements which the FASB did not expect to have a significant effect on current accounting practice. Specifically, this ASU includes technical corrections and improvements as well as conforming amendments related to fair value measurements. The technical corrections and improvements are comprised of: (1) source literature amendments; (2) guidance clarification and reference corrections; and (3) relocated guidance. The conforming amendments related to fair value measurements do not introduce any new fair value measurements, but rather conform terminology to eliminate inconsistencies and clarify certain guidance in various topics of the codification to fully reflect the fair value measurement and disclosure requirements of ASC 820. Certain amendments and corrections in ASU 2012-4 do not have transition guidance and are effective upon issuance. The remaining amendments in ASU 2012-4 are effective for fiscal periods beginning after December 15, 2012. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Accounting Standards Update No. 2012-02 (Topic 350) — Intangibles — Goodwill and Other (“ASU No. 2012-02”)

This update includes amendments to Topic 350, dubbed Step Zero, which permits an entity to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount. Under the qualitative assessment in ASU 2011-08, if an entity concludes that its fair value is not less than its carrying value, using a more likely than not criteria (>50%), an entity would not be required to perform the two-step impairment test. Based on a qualitative assessment, if the entity determines that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the entity must perform step one of the goodwill impairment test. Alternatively, the entity has the option to forgo the qualitative assessment and simply perform step one of the quantitative test. The amendments in ASU 2012-02 are effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-11-Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”)

This update includes amendments that enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either: (1) offset in accordance with certain rights to setoff conditions prescribed by current accounting guidance; or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current accounting guidance. It is intended that this information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.

In January 2013, ASU 2013-01 was issued to clarify that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are not subject to the disclosure requirements in Update 2011-11. The amendments in ASU No. 2011-11 are effective for interim or annual periods beginning on or after January 1, 2013. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Adopted in 2012

Accounting Standards Update No. 2012-03 — Technical Amendments and Corrections to SEC Sections (“ASU No. 2012-03”) This update includes guidance on Technical Corrections to SEC Guidance and XBRL Taxonomy. Technical Corrections to SEC Guidance include amendments to: (a) Financial Instruments, providing guidance on classification and measurement of financial assets at amortized cost, fair value through other comprehensive income, and fair value through net income; (b) Investment Companies, clarifying that investment companies are not required to measure controlling financial interests in other investment companies at fair value, but rather should continue to apply the guidance in ASC 946-810-45-2 and 45-3, Financial Services – Investment Companies Consolidation; and (c) Consolidation, confirming that the principal versus agent analysis for determining whether to consolidate variable interest entities, voting interest entities, and partnerships should include consideration of whether non-controlling interest holders participate in each of the activities that most significantly impact the entity’s economic performance, regardless of whether they are controlled through voting rights or other arrangements. There were also updates to the XBRL taxonomy related to changes in the 2013 U.S. GAAP Financial Reporting Taxonomy that the FASB released for public review and comment. The comment period ended October 29, 2012, and the amendments and corrections included in ASU 2012-03 are effective upon issuance. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Accounting Standards Update No. 2011-12- Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-5 (“ASU No. 2011-12”)

This update defers the effective date for certain portions of ASU 2011-5 to allow the FASB additional time to re-deliberate whether the effects of reclassifications out of accumulated other comprehensive income should be presented on the face of an entity’s financial statements. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users, entities should continue to report the reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to ASU No. 2011-05. All other requirements of ASU No. 2011-5 are not affected by ASU No. 2011-12; therefore, the rest of the requirements of ASU No. 2011-05 were effective for fiscal years (including interim periods within those years) beginning after December 15, 2011.

In February 2013 ASU 2013-02 was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU 2013-02 does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this update affected presentation disclosures only, but did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this amendment requires all changes in items not related to owners in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement shall present total net income and its components followed by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The purpose of this update is to increase prominence of items reported in other comprehensive income. The provisions of ASU No. 2011-05 should be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. As mentioned above, the requirement to present the components of reclassification adjustments out of accumulated comprehensive income on the face of the income statement by income statement line has been deferred by ASU 2011-12. The adoption of this ASU affected presentation disclosures only, but did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-08-Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”)

This update simplifies the required testing for goodwill impairment to allow an entity to evaluate, before the required two-step test, qualitative factors of the reporting units to determine whether it is more-likely-than-not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform the impairment tests described in Topic 350. Under the qualitative assessment, if an entity concludes that its reporting unit fair value is not less than its carrying amount, using a more likely than not criteria (>50%), an entity would not be required to perform the two-step impairment test. The guidance includes factors to consider when making the qualitative assessment, including macroeconomic and company-specific factors as well as factors relating to the specific reporting unit. The provisions of ASU No. 2011-08 were effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Accounting Standards Update No. 2011-04 Fair Value Measurements (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU No. 2011-04”)

This update amends the fair value disclosure requirements in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments clarify the application of the highest and best use and valuation premise concepts, measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The provisions of ASU No. 2011-04 were effective for interim and annual periods beginning after December 15, 2011. The adoption of this update affected presentation disclosures only, and did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-03-Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”)

This update amends the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this update remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this update. Those criteria indicate that the transferor is considered to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met:

1.	The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred.

2.	The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price.

3.	The agreement is entered into contemporaneously with, or in contemplation of, the transfer.

The amendments in ASU 2011-03 were effective for the first interim or annual period beginning after December 15, 2011, with prospective application to transactions (or modifications of existing transactions) that occurred on or after the effective date. Early adoption was not permitted. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

4.	Cash and due from banks

At December 31, 2012 and 2011, the Company’s cash and due from banks totaled $633.6 million and $308.8 million, respectively, which includes non-interest bearing deposits with other banks totaling $36.7 million and $1.8 million, respectively. As of December 31, 2012 and 2011, the Company’s cash balances included interest bearing balances with the Federal Reserve Bank of $560.5 million and $268.2 million, respectively, and with the Federal Home Loan Bank of New York of $3.6 million and $5.1 million, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $152.3 million and $144.4 million as of December 31, 2012 and 2011, respectively.

5.	Restricted Cash

The Company reported restricted cash of $95.5 million and $186.6 million as of December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table includes the composition of the restricted cash and due from banks and other interest earnings assets for the periods presented:

(in thousands)	December 31, 2012	December 31, 2011
Minimum balance required of deposits with other financial institutions	$433	$912
Escrow accounts	9,851	6,199
Restricted related to the CLO operations (see note 38):
Cash and due from banks	1,627	21,340
Other interest earning assets	83,550	—
Other interest earning assets restricted and pledged to secure:
Securities sold under agreements to repurchase (see note 20)	—	158,183

	$95,461	$186,634

6.	Securities Held for Trading

The following table presents the fair value of Doral’s securities held for trading as of the periods presented:

	December 31,
(In thousands)	2012	2011
Mortgage-backed securities	$619	$722
Variable rate IOs	41,547	43,713
Fixed rate IOs	122	164
Derivatives (1)	15	204

Total	$42,303	$44,803

(1)

Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate caps and forward contracts. Doral Financial’s general policy is to account for derivatives on a mark-to-market basis with gains or losses charged to earnings as they occur. Derivatives not accounted for as hedges in a net asset position are recorded as securities held for trading, and derivatives in a net liability position are reported as liabilities. The gross notional amount of derivatives recorded as held for trading totaled $125.0 million as of December 31, 2012 and $241.0 million as of December 31, 2011. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of December 31, 2012 and 2011 weighted-average yield, including IOs, was 13.47% and 13.31%, respectively.

The components of net gain (loss) on trading activities are as follows:

	Year ended December 31,
(In thousands)	2012	2011	2010
Gain on IO valuation	$4,019	$7,481	$8,811
Gain on MSR economic hedge	652	1,464	7,476
Loss on hedging derivatives	(7,022)	(4,938)	(2,611)

Total	$(2,351)	$4,007	$13,676

The table above does not include the net gain on sale of securities held for trading of $51.1 million, $26.7 million and $11.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is included within net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

7.	Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2012 and 2011.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$115	$9	$—	$124	4.84%
Due from five to ten years	1,342	93	—	1,435	4.80%
Due over ten years	204,431	1,433	318	205,546	1.58%
CMO Government Sponsored Agencies
Due from one to five years	1,393	—	115	1,278	7.80%
Due over ten years	4,675	1,104	145	5,634	5.46%
Obligations U.S. Government Sponsored Agencies
Due within one year	44,976	5	—	44,981	0.13%
Other and Private Securities
Due from one to five years	5,000	6	—	5,006	3.50%
Due over ten years	23,397	275	—	23,672	3.17%

	$285,329	$2,925	$578	$287,676	1.63%

	As of December 31, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$171	$12	$—	$183	4.84%
Due from five to ten years	1,528	104	—	1,632	4.81%
Due over ten years	357,040	2,138	504	358,674	2.48%
CMO Government Sponsored Agencies
Due from five to ten years	5,227	—	164	5,063	5.12%
Due over ten years	27,242	989	345	27,886	4.32%
Obligations U.S Government Sponsored Agencies
Due within one year	44,988	6	—	44,994	0.06%
Other and Private Securities
Due within one year	6,910	—	71	6,839	6.10%
Due from one to five years	5,000	2	—	5,002	3.45%
Due from five to ten years	3,000	—	1,182	1,818	5.80%
Due over ten years	32,577	101	1,580	31,098	6.44%

	$483,683	$3,352	$3,846	$483,189	2.75%

For the years ended December 31, 2012, 2011 and 2010, proceeds from sales of securities available for sale totaled $0.5 billion, $1.4 billion and $2.3 billion, respectively. Gross gains on the sale of securities available for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

sale totaled $5.9 million, $27.5 million and $43.0 million for the 2012, 2011 and 2010 periods, respectively. During 2010, the Company realized gross losses on the sale of securities available for sale of $136.7 million. For the years ended December 31, 2012, 2011 and 2010, the Company recognized OTTI of $6.4 million, $4.3 million and $14.0 million, respectively on the securities available for sale portfolio.

8.	Investments in an Unrealized Loss Position

The following tables show Doral Financial’s gross unrealized losses and fair value for available for sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	As of December 31, 2012
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	5	$62,366	$318	—	$—	$—	5	$62,366	$318
CMO Government Sponsored Agencies	1	1,130	16	3	3,308	244	4	4,438	260

	6	$63,496	$334	3	$3,308	$244	9	$66,804	$578

	As of December 31, 2011
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	3	$162,962	$504	—	$—	$—	3	$162,962	$504
CMO Government Sponsored Agencies	6	26,202	180	2	4,492	329	8	30,694	509
Non-Agency CMOs	—	—	—	1	4,667	1,344	1	4,667	1,344
Other	6	24,557	307	1	1,818	1,182	7	26,375	1,489

	15	$213,721	$991	4	$10,977	$2,855	19	$224,698	$3,846

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities are considered recoverable. Doral Financial’s investment portfolio consists primarily of agency securities.

As a result of its review of the portfolio during the year 2012, the Company performed a detailed cash flow analysis of certain securities in unrealized loss positions to assess whether they were OTTI. During the first quarter of 2012, an OTTI adjustment of $6.4 million was recognized on securities from the Non-Agency CMO portfolio and other Puerto Rico privately issued security, which were sold during the second quarter of 2012.

During the year ended December 31, 2011, an OTTI adjustment of $4.3 million was recognized on securities from the Non-Agency CMO portfolio with an amortized cost of $6.9 million.

As of December 31, 2012 and 2011, for the remainder of the Company’s securities portfolio that have experienced decreases in fair value, the decline is considered temporary as the Company expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table presents the securities for which OTTI was recognized based on the Company’s impairment analysis at December 31, 2012 and 2011:

	As of December 31, 2012			Year ended December 31, 2012
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$—	$—	$—	$4,881	$—	$4,881
Other	—	—	—	1,515	—	1,515

	$—	$—	$—	$6,396	$—	$6,396

	As of December 31, 2011			Year ended December 31, 2011
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$6,935	$1,313	$5,622	$4,290	$4,195	$8,485

The following table presents activity related to the credit losses recognized in earnings on debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income (loss):

	Year ended December 31,
(In thousands)	2012	2011	2010
Balance at beginning of period	$7,106	$2,816	$28,497
Additions:
Credit losses for which OTTI was not previously recognized	1,515	—	1,301
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	4,881	4,290	12,660
Securities sold during the period for which an OTTI was previously recognized	(13,502)	—	(39,642)

Balance at end of period	$—	$7,106	$2,816

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

9.	Pledged Assets

At December 31, 2012 and 2011, certain securities and loans, as well as cash, money market deposits and other interest earning assets, were pledged to secure public and trust deposits, securities sold under agreements to repurchase, other borrowings and credit facilities available, as described below:

	December 31,
(In thousands)	2012	2011
Money market deposits	—	158,183
Securities available for sale	252,739	423,895
Loans held for sale	94,417	109,114
Loans receivable	3,185,943	2,688,673

Total pledged assets	$3,533,099	$3,379,865

Pledged securities and loans that the creditor has the right to re-pledge are disclosed on the consolidated statements of financial condition.

As of December 31, 2011, money market deposits (included in restricted cash in the statement of financial condition) of $158.2 million are pledged as collateral to repurchase agreements entered into with third parties. As of December 31, 2012, the Company does not have money market deposits pledged.

As of December 31, 2012 and 2011, pledged investment securities available for sale were as follows: $206.5 million and $323.4 million, respectively, pledged as collateral to securities sold under agreements to repurchase; $1.4 million and $45.9 million, respectively, pledged to secure public funds from the government of Puerto Rico; $44.9 million and $44.9 million, respectively, pledged as collateral to the FNMA recourse obligation. As of December 31, 2011, $4.9 million are pledged to secure a certain swap transaction and $4.9 million are pledged to FNMA (related to the Company’s issuer status). As of December 31, 2012, there were no assets pledged to secure swaps or to FNMA related to the Company’s issuer status.

Loans held for sale totaling $94.4 million and $109.1 million as of December 31, 2012 and 2011, respectively, are pledged as collateral to the Company’s secured borrowings. See note 23 for additional information regarding the Company’s loans payable.

Loans receivable totaling $1.9 billion and $2.1 billion as of December 31, 2012 and 2011, respectively, are pledged as collateral to advances from FHLB while $172.0 million and $175.7 million are pledged as collateral to secured borrowings as of December 31, 2012 and December 31, 2011, respectively. Loans receivable pledged also include $1.1 billion ($432.2 million as of December 31, 2011) of syndicated commercial loans pledged as collateral to secure the $832.0 million notes payable issued by three VIEs included in the Company’s consolidated financial statements as of December 31, 2012 ($250.0 million as of December 31, 2011). See note 38 for additional information regarding the Company’s VIE’s.

10.	Loans Held for Sale

Loans held for sale consist of the following:

	December 31,
(In thousands)	2012	2011
Conventional single family residential	$97,185	$106,981
FHA/VA	284,001	186,957
Commercial loans to financial institutions	11,262	12,546
Commercial real estate	45,607	11,787

Total loans held for sale (1)(2)	$438,055	$318,271

(1)	Includes $17.6 million and $18.2 million of balloon loans, as of December 31, 2012 and 2011, respectively.

(2)	At both, December 31, 2012 and 2011, the loans held for sale portfolio include $1.1 million of interest-only loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

At December 31, 2012 and 2011, the loans held for sale portfolio includes $213.7 million and $168.5 million, respectively, of defaulted loans collateralizing Ginnie Mae securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment of principal and a portion of the interest on these loans is guaranteed by the Federal Housing Administration.

Loan origination fees, as well as discount points and certain direct origination costs for loans held for sale, are initially recorded as an adjustment to the cost basis of the loan and reflected in Doral Financial’s statement of operations as part of the net gain on loans securitized and sold and capitalization of mortgage servicing when the loan is sold or securitized into a MBS. As of December 31, 2012 and 2011, the Company had a net deferred origination fee on loans held for sale totaling approximately $0.6 million and $0.6 million, respectively.

Non-performing loans held for sale totaled $38.6 million and $2.0 million as of December 31, 2012 and 2011, respectively, excluding FHA/VA guaranteed loans and GNMA defaulted loans.

11.	Loans Receivable and Allowance for Loan and Lease Losses

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	December 31, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$3,107,825	12,141	$3,119,966	$3,327,208	11,892	$3,339,100
FHA/VA guaranteed residential mortgage	59,699	—	59,699	95,062	—	95,062
Consumer loans	24,674	39	24,713	38,448	38	38,486

Total consumer	3,192,198	12,180	3,204,378	3,460,718	11,930	3,472,648

Commercial
Commercial real estate	479,495	631,569	1,111,064	580,940	267,002	847,942
Commercial and industrial	130,804	1,420,918	1,551,722	133,330	1,194,166	1,327,496
Construction and land	146,818	160,828	307,646	177,529	97,368	274,897

Total commercial	757,117	2,213,315	2,970,432	891,799	1,558,536	2,450,335
Loans receivable, gross(1)(2)	3,949,315	2,225,495	6,174,810	4,352,517	1,570,466	5,922,983

Less:
Allowance for loan and lease losses	(121,768)	(13,575)	(135,343)	(94,400)	(8,209)	(102,609)

Loans receivable, net	$3,827,547	$2,211,920	$6,039,467	$4,258,117	$1,562,257	$5,820,374

(1)	Includes $1.9 billion and $1.5 billion of balloon loans, as of December 31, 2012 and 2011, respectively.

(2)	Includes $925.6 million and $648.5 million of commercial interest-only loans per terms of the original contract, as of December 31, 2012 and 2011, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.4 billion and $1.8 billion at December 31, 2012, and $4.5 billion and $1.4 billion, at December 31, 2011, respectively.

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

Loan origination fees, discount points and certain direct origination costs for loans held for investment are deferred and presented as a reduction or increase of the loan balance, and are amortized to income as adjustments to the yield of the loan. As of December 31, 2012 and 2011, the Company had a net deferred origination fee on loans held for investment totaling approximately $23.4 million and $24.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Non-accrual loans, excluding loans held for sale, as of December 31, 2012 and 2011, are as follows:

	December 31, 2012			December 31, 2011
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$432,157	$554	$432,711	$293,077	$558	$293,635
FHA/VA guaranteed residential	40,177	—	40,177	59,773	—	59,773
Other consumer (1)	428	—	428	344	—	344

Total consumer	472,762	554	473,316	353,194	558	353,752

Commercial
Commercial real estate	189,200	646	189,846	168,673	664	169,337
Commercial and industrial	6,106	—	6,106	2,554	—	2,554
Construction and land	109,306	4,382	113,688	93,220	4,589	97,809

	304,612	5,028	309,640	264,447	5,253	269,700

Total loans receivable on which accrual of interest had been discontinued	$777,374	$5,582	$782,956	$617,641	$5,811	$623,452

(1)	Includes personal, revolving lines of credit and other consumer loans.

The Company would have recognized additional interest income had all delinquent loans been accounted for on an accrual basis as follows:

	For the year ended December 31,
(In thousands)	2012	2011	2010
Consumer
Residential mortgage	$21,521	$14,562	$16,059
FHA/VA guaranteed residential	2,553	4,453	7,644
Other consumer	12	11	28

Total consumer	24,086	19,026	23,731

Commercial
Commercial real estate	11,107	6,130	7,237
Commercial and industrial	324	137	265
Construction and land	5,644	5,136	12,964

Total commercial	17,075	11,403	20,466

Total interest income	$41,161	$30,429	$44,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral’s aging of performing loan receivables as of December 31, 2012 and 2011 is as follows:

As of December 31, 2012

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$2,548,403	$11,587	$127,265	$—	$—	$—	$2,675,668	$11,587	$2,687,255
FHA/VA guaranteed residential mortgage	9,459	—	3,934	—	6,129	—	19,522	—	19,522
Other consumer	22,622	39	506	—	1,118	—	24,246	39	24,285

Total consumer	2,580,484	11,626	131,705	—	7,247	—	2,719,436	11,626	2,731,062

Commercial
Commercial real estate	246,642	630,923	43,653	—	—	—	290,295	630,923	921,218
Commercial and industrial	124,176	1,420,918	110	—	413	—	124,699	1,420,918	1,545,617
Construction and land	33,254	156,446	4,257	—	—	—	37,511	156,446	193,957

Total commercial	404,072	2,208,287	48,020	—	413	—	452,505	2,208,287	2,660,792
Total performing loans	$2,984,556	$2,219,913	$179,725	$—	$7,660	$—	$3,171,941	$2,219,913	$5,391,854

As of December 31, 2011

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$2,908,871	$10,311	$125,196	$1,023	$—	$—	$3,034,067	$11,334	$3,045,401
FHA/VA guaranteed residential mortgage	19,785	—	5,703	—	9,865	—	35,353	—	35,353
Other consumer	36,062	38	840	—	1,202	—	38,104	38	38,142

Total consumer	2,964,718	10,349	131,739	1,023	11,067	—	3,107,524	11,372	3,118,896
Commercial
Commercial real estate	371,946	261,336	40,321	5,002	—	—	412,267	266,338	678,605
Commercial and industrial	129,281	1,194,166	390	—	1,105	—	130,776	1,194,166	1,324,942
Construction and land	59,446	92,779	24,863	—	—	—	84,309	92,779	177,088

Total commercial	560,673	1,548,281	65,574	5,002	1,105	—	627,352	1,553,283	2,180,635
Total performing loans	$3,525,391	$1,558,630	$197,313	$6,025	$12,172	$—	$3,734,876	$1,564,655	$5,299,531

Effective January 1, 2012 Doral changed how it reports the balance of loans considered TDRs. Modified loans (including mortgage loans which have reset) are removed from amounts reported as TDRs, but continue to be accounted for as TDRs, if: (a) they were modified during the prior year to the current year, (b) have made at least six consecutive payments in accordance with their modified terms, and (c) the effective yield was at least equal to the market rate of similar credit at the time of modification. In addition to these criteria, the loan must not have a payment reset pending. Prior period balances were not adjusted in order to reflect this change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Loans considered TDRs and non-accrual TDRs (excluding loans held for sale) grouped by major modification types as of December 31, 2012 and 2011 are as follows:

(In thousands)	As of December 31, 2012		As of December 31, 2011
Modification Type	Total TDR Balance	TDRs on Non- Accrual Status	Total TDR Balance	TDRs on Non- Accrual Status
Deferral of principal and/or interest	$167,810	$72,196	$213,485	$61,538
Combined temporary rate reduction and term extension	478,578	250,804	569,732	91,710
Maturity or term extension	54,679	43,568	45,558	1,792
Forbearance	9,768	7,529	11,265	9,067
Permanent payment reduction	13,903	2,334	16,430	2,644
Other	103,869	52,308	122,841	33,615

	$828,607	$428,739	$979,311	$200,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Loan modifications that are considered TDRs completed during the years ended December 31, 2012 and 2011 were as follows:

	Years ended December 31,
	2012			2011
(Dollars in thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Non FHA/VA residential	1,295	$171,425	$180,422	2,107	$257,776	$254,795
Other consumer	46	326	326	24	174	174

Total consumer	1,341	171,751	180,748	2,131	257,950	254,969
Commercial
Commercial real estate	29	$28,622	$27,227	126	$55,384	$53,290
Commercial and industrial	5	2,341	2,178	8	2,687	2,330
Construction and land	3	4,140	4,225	4	222	221

Total commercial	37	35,103	33,630	138	58,293	55,841

Total loan modifications	1,378	$206,854	$214,378	2,269	$316,243	$310,810

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

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than defaults on new origination loans; therefore, modified loans present a higher risk of loss than new origination loans.

Loan modifications considered TDR’s that were modified within twelve months prior to December 31, 2012 and 2011, and re-defaulted during the years ended December 31, 2012 and 2011, respectively, were as follows:

	Years Ended December 31,
	2012		2011
(In thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Consumer
Residential mortgage—non FHA/VA	67	$12,613	260	$31,028
Other consumer	—	—	2	18

Total consumer	67	12,613	262	31,046
Commercial
Commercial real estate	2	$553	14	$3,216
Construction and land	—	—	—	—

Total commercial	2	553	14	3,216

Total recidivism	69	$13,166	276	$34,262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

For the years ended December 31, 2012, 2011 and 2010, the Company would have recognized $18.0 million, $7.5 million and $7.8 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

As of December 31, 2012 and 2011, construction and land TDRs include an outstanding principal balance of $64.0 million and $68.5 million with commitments to disburse additional funds of $1.3 million and $16.2 million, respectively.

The following tables present the commercial and industrial, commercial real estate and construction and land loan portfolios by risk category as of December 31, 2012 and 2011.

	As of December 31, 2012
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$866,285	$48,909	$191,233	$4,637	$—	$1,111,064
Commercial and industrial	1,345,896	194,432	11,206	—	188	1,551,722
Construction and land	180,796	8,476	115,812	2,562	—	307,646

Total	$2,392,977	$251,817	$318,251	$7,199	$188	$2,970,432

	As of December 31, 2011
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$538,019	$63,133	$243,329	$6,167	$248	$850,896
Commercial and industrial	1,177,106	23,511	37,403	239	906	1,239,165
Construction and land	101,741	135,887	135,039	5,837	—	378,504

Total	$1,816,866	$222,531	$415,771	$12,243	$1,154	$2,468,565

Allowance for Loan and Lease Losses

The activity of Doral’s allowance for loan and lease losses account for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012
(In thousands)	Non- FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$58,369	$4,896	$63,265	$12,908	$8,689	$17,747	$39,344	$102,609
Provision for loan and lease losses	112,226	663	112,889	35,224	4,328	23,657	63,209	176,098
Losses charged to the allowance	(78,917)	(4,023)	(82,940)	(26,437)	(3,383)	(34,871)	(64,691)	(147,631)
Recoveries	2,421	1,032	3,453	656	158	—	814	4,267

Balance at end of period	$94,099	$2,568	$96,667	$22,351	$9,792	$6,533	$38,676	$135,343

Reported balance of loans (1)	$3,119,966	$23,805	$3,143,771	$1,111,064	$1,551,722	$307,646	$2,970,432	$6,114,203

ALLL for loans individually evaluated for impairment	$57,931	$—	$57,931	$10,537	$1,445	$3,702	$15,684	$73,615

Reported balance of loans individually evaluated for impairment	$1,000,042	$—	$1,000,042	$252,372	$9,508	$132,467	$394,347	$1,394,389

ALLL of loans collectively evaluated for impairment	$36,168	$2,568	$38,736	$11,814	$8,347	$2,831	$22,992	$61,728

Reported balance of loans collectively evaluated for impairment	$2,119,924	$23,805	$2,143,729	$858,692	$1,542,214	$175,179	$2,576,085	$4,719,814

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $59.7 million and $0.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	Year Ended December 31, 2011
(In thousands)	Non- FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$56,487	$6,274	$62,761	$29,712	$6,153	$25,026	$60,891	$123,652
Provision for loan and lease losses	31,604	3,252	34,856	5,681	3,151	23,837	32,669	67,525
Losses charged to the allowance	(29,723)	(6,044)	(35,767)	(22,648)	(688)	(31,116)	(54,452)	(90,219)
Recoveries	1	1,414	1,415	163	73	—	236	1,651

Balance at end of period	$58,369	$4,896	$63,265	$12,908	$8,689	$17,747	$39,344	$102,609

Reported balance of loans (1)	$3,339,100	$36,980	$3,376,080	$847,942	$1,327,496	$274,897	$2,450,335	$5,826,415

ALLL for loans individually evaluated for impairment	$50,349	$—	$50,349	$8,306	$886	$14,724	$23,916	$74,265

Reported balance of loans individually evaluated for impairment	$975,450	$—	$975,450	$231,178	$11,696	$140,206	$383,080	$1,358,530

ALLL of loans collectively evaluated for impairment	$8,020	$4,896	$12,916	$4,602	$7,803	$3,023	$15,428	$28,344

Reported balance of loans collectively evaluated for impairment	$2,363,650	$36,980	$2,400,630	$616,764	$1,315,800	$134,691	$2,067,255	$4,467,885

(1) Excludes	reported balance of FHA/VA guaranteed loans and loans on savings deposits of $95.1 million and $1.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table provides Doral’s recorded investment (which includes unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance, and the related allowance as of December 31, 2012 and 2011.

	As of December 31,
	2012				2011
(In thousands)	UPB	Recorded Investment	Related Allowance	Gross Reserve%(1)	UPB	Recorded Investment	Related Allowance	Gross Reserve%(1)
With no allowance recorded at the report date:
Residential	$—	$—	$—	—%	$132,312	$128,042	$—	—%

Total consumer	—	—	—	—%	132,312	128,042	—	—%
Commercial Real Estate	146,721	145,918	—	—%	115,045	114,821	—	—%
Commercial and industrial	1,940	1,943	—	—%	6,368	6,370	—	—%
Construction and land	111,132	110,769	—	—%	—	—	—	—%

Total Commercial	259,793	258,630	—	—%	121,413	121,191	—	—%
With allowance recorded at the report date:
Residential	1,010,893	1,000,042	57,931	5.79%	851,833	847,408	50,349	5.94%

Total consumer	1,010,893	1,000,042	57,931	5.79%	851,833	847,408	50,349	5.94%
Commercial real estate	106,418	106,454	10,537	9.90%	116,287	116,357	8,306	7.14%
Commercial and industrial	7,565	7,565	1,445	19.10%	5,319	5,326	886	16.64%
Construction and land	21,688	21,698	3,702	17.06%	140,678	140,206	14,724	10.50%

Total commercial	135,671	135,717	15,684	11.56%	262,284	261,889	23,916	9.13%
Totals:
Residential	1,010,893	1,000,042	57,931	5.79%	984,145	975,450	50,349	5.16%

Total consumer	1,010,893	1,000,042	57,931	5.79%	984,145	975,450	50,349	5.16%
Commercial real estate	253,139	252,372	10,537	4.18%	231,332	231,178	8,306	3.59%
Commercial and industrial	9,505	9,508	1,445	15.20%	11,687	11,696	886	7.58%
Construction and land	132,820	132,467	3,702	2.79%	140,678	140,206	14,724	10.50%

Total commercial	395,464	394,347	15,684	3.98%	383,697	383,080	23,916	6.24%

Total	$1,406,357	$1,394,389	$73,615	5.28%	$1,367,842	$1,358,530	$74,265	5.47%

(1) Gross	reserve percent represents the amount of the related allowance to the recorded investment.

The following table provides Doral’s average recorded investment in impaired loans and the related interest income recognized during the time within that period that the loans were impaired for the years ended December 31, 2012, 2011 and 2010.

	For the year ended December 31,
	2012		2011		2010
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$936,653	$35,467	$753,682	$40,193	$539,279	$41,591

Total consumer	936,653	35,467	753,682	40,193	539,279	41,591
Commercial
Commercial real estate	257,094	4,110	245,084	4,160	193,840	4,696
Commercial and industrial	12,202	187	8,562	558	3,074	244
Construction and land	138,478	831	160,812	1,988	251,636	1,861

Total commercial	407,774	5,128	414,458	6,706	448,550	6,801

Total	$1,344,427	$40,595	$1,168,140	$46,899	$987,829	$48,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

12.	Related Party Transactions

Doral Financial did not have loans outstanding to executive officers, directors and certain related individuals as of December 31, 2012 or 2011.

At December 31, 2012 and 2011, Doral Financial’s banking subsidiary had deposits from officers, directors, employees and principal stockholders of the Company totaling to approximately $5.1 million and $8.6 million, respectively.

13.	Accounts Receivable

The Company reported accounts receivable of $41.6 million and $36.4 million as of December 31, 2012 and 2011, respectively. Total accounts receivable included $17.6 million and $15.2 million related to claims of loans foreclosed to FHA and VA as of December 31, 2012 and 2011, respectively.

14.	Servicing Activities

The components of net servicing income for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Year ended December 31,
(In thousands)	2012	2011	2010
Servicing fees (net of guarantee fees)	$25,977	$27,117	$27,961
Late charges	4,852	4,837	6,389
Prepayment penalties	(30)	820	774
Loss on serial notes and repurchased loans	(5,846)	(5,758)	(6,764)
Other servicing fees	1,667	907	912

Servicing income, gross	26,620	27,923	29,272
Changes in fair value of mortgage servicing rights (1)	(25,924)	(12,074)	(12,087)

Total net servicing income	$696	$15,849	$17,185

(1) Includes	$1.0 million, $1.4 million and $1.4 million of servicing release due to repurchases for the years ended December 31, 2012, 2011 and 2010, respectively.

The changes in servicing assets measured using the fair value method for the years ended December 31, 2012, 2011 and 2010 are presented below:

	December 31,
(In thousands)	2012	2011	2010
Balance at beginning of period	$112,303	$114,342	$118,493
Capitalization of servicing assets	13,583	10,035	8,128
Sales of servicing asset (1)	—	—	(192)
Servicing release due to repurchase (2)	(926)	(1,401)	(1,414)
Change in fair value	(24,998)	(10,673)	(10,673)

Balance at end of period (3)	$99,962	$112,303	$114,342

(1)

Amount represents MSRs sales related to $24.0 million in principal balance of mortgage loans for the corresponding years ended December 31, 2010. There were no MSRs sales during the years ended December 31, 2012 and 2011.

(2)

Amount represents the adjustment of MSR fair value related to the repurchase of $67.4 million, $97.6 million and $102.8 million in principal balance of mortgage loans serviced for others for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)

Outstanding balance of loans serviced for third parties totaled $7.6 billion, $7.9 billion and $8.2 billion as of December 31, 2012, 2011 and 2010, respectively, which includes $2.8 million as of December 31, 2010 of loans being serviced under sub-servicing arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and; (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The constant prepayment rate (“CPR”) assumptions employed for the valuation of the Company’s servicing assets for the year ended December 31, 2012 were 8.7% compared to 7.7% for the corresponding 2011 period.

Discount rate assumptions (weighted average) for the Company’s servicing assets were stable for the years ended December 31, 2012 and 2011, at 11.1% and 11.2%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets were 7.1 years and 7.0 years for the years ended December 31, 2012 and 2011. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At December 31, 2012 and 2011, fair values of the Company’s retained interest were based on valuation models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs), adjusted by the particular characteristics of the Company’s servicing portfolio.

The weighted-averages of key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2012, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$99,962	$41,669
Weighted-average expected life (in years)	7.1	5.9
Constant prepayment rate (weighted-average annual rate)	8.7%	7.0%
Decrease in fair value due to 10% adverse change	$(3,670)	$(855)
Decrease in fair value due to 20% adverse change	$(7,142)	$(1,776)
Residual cash flow discount rate (weighted-average annual rate)	11.1%	13.0%
Decrease in fair value due to 10% adverse change	$(3,818)	$(1,409)
Decrease in fair value due to 20% adverse change	$(7,371)	$(2,809)

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

The methodology used in the valuation model of the IOs resulted in a CPR of 7.0% and 8.2% for the years ended December 31, 2012 and 2011, respectively. The change in the CPR between 2012 and 2011 was due mostly to a decrease in the refinance activity of its portfolio during 2012.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The activity of interest-only strips for the years ended December 31, 2012, 2011 and 2010 is presented below:

	For the year ended December 31,
(In thousands)	2012	2011	2010
Balance at beginning of period	$43,877	$44,250	$45,723
Amortization	(6,227)	(7,854)	(10,284)
Gain on the IO value	4,019	7,481	8,811

Balance at end of period	$41,669	$43,877	$44,250

The gain on the valuation of the IO for the year ended December 31, 2012, when compared to the year ended December 31, 2011, resulted mainly from a decrease of the implied forward LIBOR rates and slower prepayment speed assumptions where a decrease in interest rate is favorable to the IO valuation.

The following table presents a detail of the cash flows received on the Company’s IOs portfolio for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
(In thousands)	2012	2011	2010
Total cash flows received on IO portfolio	$12,031	$13,879	$16,470
Amortization of IOs, as offset to cash flows	(6,227)	(7,854)	(10,284)

Net cash flows recognized as interest income	$5,804	$6,025	$6,186

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of December 31, 2012, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)	Constant Prepayment Rate	Weighted-Average Expected Life (Years)	Change in Fair Value of IOs	Percentage of Change
Change in Interest Rates (Basis Points)
200	4.76%	6.9	$(7,024)	(16.9)%
100	5.78%	6.4	(3,988)	(9.6)%
50	6.42%	6.2	(2,172)	(5.2)%
Base	6.99%	5.9	—	—%
-50	7.46%	5.8	1,319	3.2%
-100	7.71%	5.7	2,187	5.2%
-200	7.98%	5.6	3,441	8.3%

15.	Sale and Securitization of Mortgage Loans

As disclosed in note 14, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and, in the past, also retained interest only strips. The Company’s retained interests are subject to prepayment and interest rate risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Key prepayment and discount rate assumptions used in determining the fair value at the time of sale for MSRs ranged as follows:

	Servicing Assets
	Minimum	Maximum
2012
Constant prepayment rate:
Government — guaranteed mortgage loans	9.69%	9.69%
Conventional conforming mortgage loans	7.94%	8.18%
Conventional non-conforming mortgage loans	8.17%	9.66%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.02%	9.07%
Conventional non-conforming mortgage loans	14.06%	14.13%
2011
Constant prepayment rate:
Government — guaranteed mortgage loans	6.77%	6.77%
Conventional conforming mortgage loans	7.84%	8.16%
Conventional non-conforming mortgage loans	7.04%	8.46%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.03%	9.08%
Conventional non-conforming mortgage loans	14.07%	14.14%
2010
Constant prepayment rate:
Government — guaranteed mortgage loans	6.88%	6.88%
Conventional conforming mortgage loans	8.55%	8.76%
Conventional non-conforming mortgage loans	7.16%	8.63%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.04%	9.18%
Conventional non-conforming mortgage loans	13.84%	14.07%

The Company’s mortgage servicing portfolio totaled approximately $11.7 billion, $12.3 billion and $12.6 billion at December 31, 2012, 2011 and 2010, respectively, including $4.2 billion, $4.4 billion and $4.4 billion, respectively, of mortgage loans owned by the Company for which no servicing asset has been recognized.

For the years ended December 31, 2012 and 2011, the unpaid principal balance of loan sales and securitizations (including cash windows) totaled $804.1 million and $564.6 million, respectively, while loans for which the servicing was released or derecognized due to repurchases totaled $67.4 million and $97.6 million, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2012 and 2011, mortgage servicing advances were $72.7 million and $61.8 million, respectively, net of a reserve of $11.2 million and $11.4 million, respectively.

In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permits FNMA to terminate the Company’s servicing rights if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 29% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of December 31, 2012, no servicing agreements have been terminated.

Servicing Related Matters

At December 31, 2012 and 2011, escrow funds and custodial accounts included approximately $96.0 million and $74.7 million, respectively, deposited with Doral Bank. These funds are included in the Company’s consolidated financial statements. At December 31, 2012 and 2011, escrow funds and custodial accounts also included approximately $28.9 million and $27.0 million, respectively, deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $20.0 million as of December 31, 2012 and of $30.0 million and $20.0 million as of 2011.

16.	Premises and Equipment, net

Premises and equipment and useful lives used in computing depreciation and amortization consisted of:

(In thousands)	Useful lives in years	December 31,
		2012	2011
Office buildings	30-40	$72,055	$72,906
Office furniture and equipment	3-5	80,299	83,469
Leasehold and building improvements	5-10	60,536	58,262
Automobiles	5	320	320

		213,210	214,957
Less — Accumulated depreciation and amortization		(134,883)	(129,808)

		78,327	85,149
Land		15,648	14,797
Construction in progress		—	310

		$93,975	$100,256

As of December 31, 2012 and 2011, the amount of accumulated depreciation on property held for leasing purposes amounted to $2.0 million and $2.3 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization expense amounted to $13.1 million, $12.9 million and $12.4 million, respectively.

17.	Real Estate Held for Sale, net

The Company acquires real estate through foreclosure proceedings. Real estate held for sale, net totaled to $111.9 million and $121.2 million as of December 31, 2012 and 2011, respectively.

The following table provides the real estate held for sale, net composition for the periods indicated:

	December 31,
(In thousands)	2012	2011
Residential	$61,648	$60,584
Commercial	22,148	20,589
Construction and land	28,127	39,980

Balance at end of period	$111,923	$121,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table presents the real estate held for sale, net activity for the periods indicated:

	Years ended December 31,
(In thousands)	No. Units	2012	No. Units	2011	No. Units	2010
Balance at beginning of period	592	$121,153	713	$100,273	779	$94,219
Additions	368	49,496	358	113,650	375	93,077
Sales	(282)	(36,867)	(440)	(81,747)	(429)	(52,718)
Retirements	(17)	(5,012)	(39)	(4,266)	(12)	(2,724)
Provision for OREO losses	—	(16,847)	—	(6,757)	—	(31,581)

Balance at end of period	661	$111,923	592	$121,153	713	$100,273

During 2010, the Company established an additional provision of $17.0 million to recognize the effect of management’s strategic decision to reduce pricing in order to accelerate OREO sales.

Retirements represent properties transferred back to the loan portfolio when issues are identified with the foreclosure process that require the loan to be reinstated.

18.	Goodwill

At both December 31, 2012 and 2011, goodwill totaled $4.4 million and was assigned principally to the Puerto Rico segment. Goodwill is included within other assets in the consolidated statements of financial condition. See note 39 for additional information regarding the Company’s operating segments.

The Company performed the first step in the two-step impairment testing to identify potential impairment and concluded that the estimated fair value of the reporting unit exceeds its carrying value; therefore, the second step was not performed. No impairment was recorded for the years ended December 31, 2012, 2011 and 2010.

19.	Deposits

At December 31, 2012 and 2011 deposits and their weighted-average interest rates are summarized as follows:

	2012				2011
(Dollars in thousands)	PR	US	Total	%	PR	US	Amount	%
Brokered deposits	$—	$1,996,235	$1,996,235	1.83	$—	$2,157,808	$2,157,808	2.24
Certificates of deposits	436,745	586,429	1,023,174	1.25	436,432	233,006	669,438	1.58
Money market accounts	—	154,173	154,173	0.87	—	53,112	53,112	1.25
NOW and other transaction accounts	735,175	33,977	769,152	0.72	812,178	4,133	816,311	0.67
Regular savings	325,485	7,129	332,614	0.47	399,831	1,913	401,744	0.66

Total interest-bearing	1,497,405	2,777,943	4,275,348	1.35	1,648,441	2,449,972	4,098,413	1.71
Non-interest-bearing deposits	316,669	35,991	352,660	—	297,154	15,722	312,876	—

Total deposits	$1,814,074	$2,813,934	$4,628,008	1.25	$1,945,595	$2,465,694	$4,411,289	1.59

At December 31, 2012 and 2011, certificates of deposit over $100,000 totalled approximately $2.5 billion and $2.4 billion, respectively. Also at December 31, 2012 and 2011, certificates of deposits over $250,000 amounted to approximately $1.6 billion and $2.1 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The banking subsidiary had brokered certificates of deposits and brokered sweep deposits, as follows:

	As of December 31,
(Dollars in thousands)	2012	2011
Brokered certificates of deposits
Within 12 months	$777,603	$761,770
12 to 24 months	476,005	526,201
24 to 36 months	386,001	285,794
36 to 48 months	164,667	263,582
48 to 60 months	4,204	94,867
60 months and thereafter	—	4,294

Total brokered certificates of deposits	1,808,480	1,936,508
Brokered sweep deposits	187,755	221,300

Total brokered deposits	$1,996,235	$2,157,808

20.	Securities Sold Under Agreements to Repurchase

As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the consolidated statements of financial condition as part of pledged investment securities available for sale (see note 9).

The following table summarizes significant data about the Company’s securities sold under agreements to repurchase for the years ended December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Carrying amount as of December 31,	$189,500	$442,300

Average daily aggregate balance outstanding	$379,402	$733,185

Maximum balance outstanding at any month-end	$442,300	$1,176,800

Weighted-average interest rate during the year	2.67%	2.88%
Weighted-average interest rate at year end	2.61%	2.55%

Securities sold under agreements to repurchase weighted average maturities as of December 31, 2012, grouped by counterparty, were as follows:

(Dollars in thousands)	Repurchase Liability	Weighted-Average Maturity (In Months)
Counterparty
Credit Suisse	$89,500	16
Merrill Lynch, Pierce, Fenner & Smith, Inc.	100,000	14

Total	$189,500	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table presents the carrying and market values of securities available for sale pledged as collateral, shown by type and remaining maturity of the repurchase agreement, for the years ended December 31, 2012 and 2011:

	2012				2011(1)
(Dollars in thousands)	Carrying Value	Market Value	Repurchase Liability	Repo Rate	Carrying Value	Market Value	Repurchase Liability	Repo Rate
Agency MBS
Term over 90 days	$204,265	$205,272	$188,419	2.60%	$300,186	$300,903	$269,117	2.76%
CMO Government Sponsored Agencies
Term over 90 days	1,240	1,222	1,081	2.96%	22,633	22,485	15,000	2.88%

	$205,505	$206,494	$189,500	2.60%	$322,819	$323,388	$284,117	2.77%

(1)	Excludes securities sold under agreement to repurchase transactions totaling $158.2 million as of December 31, 2011, which were collateralized with other interest earning assets (see note 5).

21.	Sources of Borrowing

At December 31, 2012, the scheduled aggregate contractual maturities (or estimates in the case of loans payable and a note payable with a local financial institution) of the Company’s borrowings were as follows:

(In thousands)	Deposits	Repurchase Agreements(1)(3)	Advances from FHLB	Loans Payable(2)	Notes Payable	Total
2013	$3,331,624	$30,000	$259,382	$27,133	$8,802	$3,656,941
2014	673,231	149,500	405,907	25,372	1,570	1,255,580
2015	443,399	10,000	363,539	23,729	1,655	842,322
2016	171,162	—	151,585	22,199	100,956	445,902
2017	8,473	—	—	20,773	41,483	70,729
2018 and thereafter	119	—	—	150,969	889,421	1,040,509

	$4,628,008	$189,500	$1,180,413	$270,175	$1,043,887	$7,311,983

(1)	Includes $100.0 million of repurchase agreements with a rate of 2.98%, which the lenders have the right to call before their contractual maturities beginning in February 2013.

(2)

Represents secured borrowings with local financial institutions, collateralized by real estate mortgages at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled principal payments, but are payable according to the regular scheduled amortization and prepayments of the underlying mortgage loans. For purposes of the table above the Company used a CPR of 6.99% to estimate the repayments on the underlying mortgage loans.

(3)

The Company has a policy and procedures to manage counterparty risk associated to securities sold under agreements to repurchase and subsequent monitoring controls related to approved limits, concentration and exposure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

22.	Advances from the FHLB

(Dollars in thousands)	December 31, 2012	December 31, 2011
Non-callable advances with maturities ranging from January 2013 to February 2016 (2011 — June 2012 to February 2016) at various fixed rates with a weighted average of 3.09% and 3.23%, at December 31, 2012 and 2011, respectively.	$1,180,413	$1,111,583
Non-callable advances with maturities ranging from October 2012 to November 2012, tied to 1-month LIBOR adjustable monthly, at various variable rates with a weighted average of 0.32% at December 31, 2011.	—	50,000
Structured advance due on March 2012, at a fixed rate of 5.04% at December 31, 2011.	—	80,000

	$1,180,413	$1,241,583

Maximum advances outstanding at any month end during the years ended December 31, 2012 and 2011 were $1.3 billion and $1.3 billion, respectively. The approximate average daily outstanding balance of advances from FHLB for the years ended December 31, 2012 and 2011 was $1.2 billion and $1.2 billion, respectively. The weighted-average interest rate of such advances, computed on a daily basis was 3.15% and 3.22% for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

The advances from FHLB are subject to early termination fees.

23.	Loans Payable

At December 31, 2012 and 2011, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and a borrowing with a U.S. third-party secured by a construction line of credit.

Outstanding loans payable consisted of the following:

	December 31,
(Dollars In thousands)	2012	2011
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR averaging 1.80% and 1.91% at December 31, 2012 and 2011, respectively, collateralized by residential mortgage loans.	$255,917	$271,795
Secured borrowings with local financial institutions, at fixed interest rates averaging 7.28% and 7.39% at December 31, 2012 and 2011, respectively, collateralized by residential mortgage loans.	10,550	14,110
Secured borrowing with a U.S. third-party at 6.50% plus or minus Doral’s rate on the underlying loan (7.29% at December 31, 2012), collateralized by a construction line of credit, maturing on July 8, 2015.	3,708	—

	$270,175	$285,905

The expected maturity date of secured borrowings based on collateral is from January 2013 to December 2025. The maximum loans payable outstanding at any month end during the years ended December 31, 2012 and 2011, were $284.1 million and $301.6 million, respectively. The approximate average daily outstanding balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

of loans payable for the years ended December 31, 2012 and 2011, was $277.0 million and $295.5 million, respectively. The weighted- average interest yield of such borrowings, computed on a daily basis, was 2.13% and 2.02% for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company had $94.4 million and $109.1 million, respectively, of loans held for sale and $172.0 million and $175.7 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

24.	Notes Payable

	December 31,
(Dollars In thousands)	2012	2011
$30.0 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly.	$—	$29,969
$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	99,201	98,993
$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,628	39,557
$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,560	29,529
Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from June 2013 to December 2029 (2011 — June 2012 to December 2029), paying interest monthly.	36,295	37,405
Bonds payable at a fixed rate of 6.25%, with maturities ranging from June 2013 to December 2029 (2011 — June 2012 to December 2029), paying interest monthly.	7,000	7,200
Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	7,412	14,273
$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.85%, due on July 21, 2020, paying interest quarterly commencing January 2011.	249,855	249,840
$331.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.69%), due on May 26, 2023, paying interest quarterly commencing on November 2012.	326,263	—
$251.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus ranges from 1.45% to 3.25%), due on December 19, 2022, paying interest quarterly commencing on June 2013.	248,673	—

	$1,043,887	$506,766

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of December 31, 2012, the outstanding principal balance of the bonds was $43.3 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2013 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

For additional information regarding the $250.0 million notes issued during 2010 and the $331.0 million and $251.0 million notes issued during 2012, please refer to note 38.

25.	Unused lines of credit

At December 31, 2012 and 2011, the Company had an uncommitted line of credit with the Federal Home Loan Bank of up to 30% of the assets reflected in the consolidated statement of financial condition of Doral Bank. As of December 31, 2012 and 2011, the Company could draw an additional $1.1 billion and $0.8 billion, respectively. As a condition of drawing these additional amounts, the Company is required to pledge collateral for the amount of the draw plus a required over-collateralization amount. As of December 31, 2012 and 2011, the Company had pledged excess collateral of $142.3 million and $65.3 million, respectively.

26.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
(In thousands)	2012	2011
GNMA defaulted loans — buy-back option (see note 10)	$213,748	$168,517
Dividends payable	36,630	26,969
Recourse obligation	8,845	10,977
Accrued interest payable	10,329	9,339
Accrued salaries and benefits payable	13,234	7,809
Other Professional Fees	12,544	7,165
Deferred rent obligation	4,265	3,170
Swap fair value on cash flow hedges	—	1,867
Other accrued expenses	11,265	8,483
Other liabilities	19,730	9,071

	$330,590	$253,367

27.	Income Taxes

Background

Income taxes include Puerto Rico income taxes as well as applicable U.S. federal and state taxes. Except for the U.S. operations of Doral Bank (referred to as “Doral Bank U.S.”) and Doral Money, which is a U.S. Corporation, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such U.S. tax is creditable, with certain limitations, against Puerto Rico income taxes.

On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). Pursuant to the Act, Section 1020A was introduced to the 1994 Code to impose a 5.00% surtax over the total tax determined for corporations, partnerships, trusts, estates, as well as individuals whose combined gross income exceeds $100,000 or married individuals filing jointly whose gross income exceeds $150,000. This surtax was effective for tax years commenced after December 31, 2008 and before January 1, 2012. The Act increased the Company’s income tax rate from 39.00% to 40.95% for tax years from 2009 through 2011, but is no longer applicable for 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (the “2011 Code”) making the 1994 Code largely ineffective, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30.00% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from seven to ten years as provided for in Act No. 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restrictions on the use of net operating loss carry forward after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or a group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects at the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012, including extension. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

The Company made the election to remain subject to the provisions of the 1994 Code for Doral Financial, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, CB, LLC and Doral Investment. In 2011, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. By electing to change to the 2011 Code, during the second quarter of 2012, the Company realized a tax benefit of $1.2 million due to the reduced tax rate provided under the 2011 Code at Doral Insurance Agency for deferred tax assets that were previously recorded at the higher 39.00% rate.

In the fourth quarter of 2012, the Company reassessed whether a valuation allowance for deferred tax assets at Doral Financial Corporation was needed. Our evaluation considered that: (i) Doral Financial Corporation is in a three-year cumulative loss position, but its core business has shown stable results in recent quarters; (ii) the conversion of Doral Insurance Agency to a limited liability corporation and its election to be treated as a partnership which will allow Doral Insurance Agency to consolidate its income and expenses into Doral Financial Corporation going forward, as clarified by a tax ruling with the Puerto Rico Treasury Department and; (iii) Doral Financial Corporation transfer effective January 3, 2013 of certain non-performing assets to a newly formed Puerto Rico corporate subsidiary, “Doral Recovery”, for regulatory and business purposes, which will reduce Doral Financial Corporation stand-alone volatility in earnings. Based on our evaluation of both positive and negative evidence, we concluded that the objective positive evidence related to the: (i) Doral Insurance Agency profitable business to be considered as part of Doral Financial Corporation results going forward and; (ii) the reduction of credit losses and volatility to Doral Financial Corporation stand-alone results from the transfer of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

non-performing assets to another entity outweighed the negative evidence and that it is more likely than not that a portion of Doral Financial Corporation deferred tax assets will be realized. Based on the evaluation, the Company released $50.6 million of the $61.1 million valuation allowance for deferred tax assets at Doral Financial Corporation.

Income Tax (Benefit) Expense

The components of income tax (benefit) expense for the years ended December 31, are summarized below:

(In thousands)	2012	2011	2010
Current income tax expense:
United States	5,262	5,460	7,431

Total current income tax expense	5,262	5,460	7,431
Deferred income tax (benefit) expense:
Puerto Rico	(163,094)	(1,576)	6,838
United States	(3,649)	(2,177)	614

Total deferred income tax (benefit) expense	(166,743)	(3,753)	7,452

Total income tax (benefit) expense	$(161,481)	$1,707	$14,883

The current income tax expense of $5.3 million for the year ended December 31, 2012 was related to the growth of the U.S. operations, an increase in the reserve for uncertain income tax positions, and the branch-level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax benefit of $166.7 million for the year ended December 31, 2012 resulted mainly from the $113.7 million benefit recorded when Doral Financial Corporation and its P.R. domiciled subsidiaries entered into a Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax, and a $50.6 million deferred tax benefit recorded in the fourth quarter of 2012 resulting from the conversion of Doral Insurance Agency to a limited liability corporation and the election of partnership treatment, which allowed for the release of a portion of the valuation allowance at Doral Financial Corporation.

The deferred income tax benefit of $3.8 million for the year ended December 31, 2011 is a result of higher DTAs and a corresponding deferred income tax benefit of $2.2 million related to the merger of Doral Bank FSB into Doral Bank and a higher non-deductible allowance for loan and lease losses related to the growth of loans in the U.S. operations during 2011. The Puerto Rico operations had a deferred income tax benefit of $1.6 million resulting from increased profits at certain of the Puerto Rico entities, which allowed the release of a portion of the valuation allowance related to the IO tax asset in 2011.

The income tax expense of $14.9 million for the year ended December 31, 2010 consists of a current income tax expense of $7.4 million and a deferred income tax expense of $7.5 million. The current income tax expense of $7.4 million was related to taxes on U.S. source income. The deferred income tax expense of $7.5 million was related to the recognition of additional deferred tax assets, primary net operating losses, net of amortization of existing DTAs and net of an increase in the valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to the loss before taxes as follows:

	Year ended December 31,
(Dollars in thousands)	2012		2011		2010
Loss before income taxes		$(164,780)		$(8,983)		$(277,011)

	Amount	% of Pre-tax Loss	Amount	% of Pre-tax Loss	Amount	% of Pre-tax Loss
Tax at statutory rates	$(64,264)	(39.0)	$(3,503)	(39.0)	$(108,034)	(39.0)
Net (increase) decrease in deferred tax valuation allowance(1)	(117,600)	(71.4)	(1,945)	(21.7)	121,866	44.0
Tax effect of U.S. withholding tax	—	—	5,652	62.9	5,110	1.8
Reserve for uncertain tax positions	1,880	1.1	—	—	—	—
Tax effect on Doral Financial Corporation from 2011 Code	29,113	17.7	—	—	—	—
Tax effect from Closing Agreement with Commonwealth of P.R.	(9,622)	(5.8)	—	—	—	—
Other, net	(988)	(0.6)	1,503	16.8	(4,059)	(1.4)

Income tax (benefit) expense	$(161,481)	(98.0)	$1,707	19.0	$14,883	5.4

(1)	Excludes the change in the valuation allowance for unrealized losses on cash flow hedges.

Deferred Tax Components

The Company’s DTA consists primarily of net operating loss carry-forwards, allowance for loan losses and other temporary differences arising from the daily operations of the Company.

Prior to March 2012, the largest component of the DTA arose from the IO DTA, which represented a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. The intangible asset was created by a series of closing agreements that Doral entered into with the Commonwealth of Puerto Rico, which were entered into during the years 2004 through 2010. On March 26, 2012, Doral signed a closing agreement (the “Closing Agreement”) specifying the terms and conditions under which Doral may recover certain amounts paid as taxes to the Commonwealth of Puerto Rico for certain years prior to 2005. In the Closing Agreement the Commonwealth of Puerto Rico states that as of March 26, 2012 it has a payable to Doral of approximately $230.0 million resulting from past Doral tax payments (prepaid tax), and that Doral has the right to use the amount due from the Commonwealth of Puerto Rico to offset future Doral tax obligations, or that Doral may claim a refund that the Commonwealth of Puerto Rico may pay over a five-year period. The Closing Agreement is the fifth agreement between Doral and the Commonwealth of Puerto Rico related to this matter. The Closing Agreement clearly states and recognizes the source of the amount of past taxes paid by Doral, and the Commonwealth of Puerto Rico’s obligation to return the overpayments to Doral.

NOLs generated between 2005 and 2012 can be carried forward for a period of 10 years (there is no carry-back allowed under the Puerto Rico tax law). The NOLs creating deferred tax assets as of December 31, 2012, will expire beginning in 2016 until 2022 for Puerto Rico entities and 2025 through 2032 for United States entities filing tax returns in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

The Company evaluates its DTA to determine if it may be realized. The deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

than 50%) that some portion or the entire balance of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the DTA to the amount that is more likely than not to be realized.

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

In the past, the Company had two Puerto Rico entities which had incurred several consecutive years of losses. For purposes of assessing the realization of the DTAs, the loss position for these entities was considered significant negative evidence that caused management to conclude that the Company will not be able to fully realize the deferred tax assets in the future. In 2012, as discussed below, based on the Company’s evaluation of all available evidence in determining whether the valuation allowance was needed, the Company determined that as of December 31, 2012 and 2011 it was more likely than not that $284.6 million and $432.9 million, respectively, of its gross DTA may not be realized and maintained a valuation allowance for that amount.

Net operating loss carry-forwards outstanding at December 31, 2012 expire as follows:

(In thousands)
2016	$24,078
2017	45,371
2018	22,957
2019	9,442
2020	70,190
2021	1,295
2022	41,044
2032	2,252

$216,629

As of December 31, 2012 and 2011, the deferred tax asset valuation allowance off-set the following deferred tax assets:

	December 31,
(In thousands)	2012	2011
Net operating loss carry-forwards	$172,443	$238,085
Allowance for loan and lease losses	45,482	36,816
Capital loss carry-forward	19,571	16,754
Reserve for losses on OREO	19,356	13,983
Other	27,729	41,781
Differential in tax basis of IOs sold	—	85,514

Total valuation allowance	$284,581	$432,933

The valuation allowance for December 31, 2011 includes $0.4 million related to deferred taxes on unrealized losses on cash flow hedge.

Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of December 31, 2012 and 2011, because the Company has the positive intent and the ability to hold the securities until maturity or recovery of value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

As of December 31 2012 and 2011, the net deferred tax asset by legal entity was as follows:

	As of December 31, 2012
(In thousands)	Doral Financial Corporation	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Money, Inc.	Doral Bank US Division(1)	Total
Net operating loss carry-forwards	40,824	172,443	1,110	—	2,252	—	216,629
Allowance for loan and lease losses	3,344	43,142	—	—	2,928	2,360	51,774
Capital loss carry-forward	4,344	15,227	—	—	—	3	19,574
Reserve for losses on OREO	3,376	15,980	—	—	—	114	19,470
Unrealized losses on investment securities available for sale	—	—	—	—	—	—	—
Other	9,215	27,239	412	958	390	2,254	40,468

Gross deferred tax assets	61,103	274,031	1,522	958	5,570	4,731	347,915
Valuation allowance	(10,550)	(274,031)	—	—	—	—	(284,581)

Net deferred tax asset	50,553	—	1,522	958	5,570	4,731	63,334
Differential in tax basis of IOs sold	(12,501)	—	—	—	—	—	(12,501)
Unrealized gain on investment securities available for sale	(1)	(352)	—	—	—	—	(353)
Other	—	(241)	(180)	—	(435)	(908)	(1,764)

Gross deferred tax liabilities	(12,502)	(593)	(180)	—	(435)	(908)	(14,618)

Net deferred tax asset (liability)	$38,051	$(593)	$1,342	$958	$5,135	$3,823	$48,716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	As of December 31, 2011
(In thousands)	Doral Financial Corporation	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Differential in tax basis of IOs sold	$184,555	$—	$—	$—	$—	$—	$184,555
Net operating loss carry-forwards	47,989	190,096	3,360	—	1,353	358	243,156
Allowance for loan and lease losses	3,902	32,914	—	—	195	2,874	39,885
Capital loss carry-forward	849	15,905	—	—	3	—	16,757
Reserve for losses on OREO	2,619	11,364	—	—	83	—	14,066
Unrealized losses on investment securities available for sale	206	—	—	—	—	—	206
Other	16,768	24,930	138	2,928	1,432	437	46,633

Gross deferred tax assets	256,888	275,209	3,498	2,928	3,066	3,669	545,258
Valuation allowance	(157,641)	(275,292)	—	—	—	—	(432,933)

Net deferred tax asset	99,247	(83)	3,498	2,928	3,066	3,669	112,325
Unrealized gain on investment securities available for sale	—	(132)	—	—	—	—	(132)
Other	—	(282)	(64)	—	(504)	(337)	(1,187)

Gross deferred tax liabilities	—	(414)	(64)	—	(504)	(337)	(1,319)

Net deferred tax asset (liability)	$99,247	$(497)	$3,434	$2,928	$2,562	$3,332	$111,006

(1)	The deferred tax assets and liabilities of Doral Bank are segregated between the P.R. and U.S. divisions as the related deferred tax assets and liabilities are from different tax jurisdictions.

The deferred tax assets held at the Puerto Rico entities, with the exception of Doral Financial Corporation and Doral Insurance Agency, are subject to the maximum statutory tax rate, and are estimated to reverse prior to 2016. These deferred tax assets, together with any related valuation allowance, are recorded at the maximum 39.00% tax rate in effect under the 1994 Code. The deferred tax assets and related valuation allowance, if any, at Doral Financial Corporation and Doral Insurance Agency are recorded at either the maximum 39.00% tax rate, if the deferred tax asset is expected to reverse prior to 2016, or at the lower 30.00% tax rate pursuant to the 2011 Code, if the deferred tax asset is estimated to reverse thereafter. As of December 31, 2012, net deferred tax assets totaling $284.0 million were at the higher rates, pursuant to the 1994 Code, with a valuation allowance of $258.8 million. Deferred tax assets of $19.9 million with a valuation allowance of $6.2 million were at the 30.00% tax rate, while net deferred tax assets of $29.4 million with a valuation allowance of $19.6 million were at other tax rates.

Taxable P.R. entities with positive core earnings do not have a valuation allowance on the deferred tax asset recorded since they are expected to continue to be profitable. At December 31, 2012, the net DTA associated with these companies, Doral Mortgage, Doral Financial Corporation and Doral Insurance Agency, the latter two which have been treated as a partnership during 2012 for tax purposes, was $40.4 million. Doral Mortgage and Doral Insurance Agency had a net DTA of $6.4 million at December 31, 2011. It is management’s opinion that, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

Accounting for Uncertainty in Income Taxes

During the second quarter of 2012, the Company recognized a tax expense of $1.9 million, for an uncertain tax position arising from an IRS audit finding related to the treatment of a U.S. NOL. The Company is in the process of appealing the finding, but is unable to determine if the matter will be resolved in the next twelve months. As of December 31, 2012 and December 31, 2011, the Company had accrued interest and penalties on unrecognized tax benefits of $1.0 million and $0.8 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

28.	Guarantees

In the ordinary course of the business, at the time of the loan sales to third parties, and in certain other circumstances, such as in the event of early or first payment default, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the year ended December 31, 2012, repurchases totaled to $10.2 million, compared to $9.0 million for the corresponding 2011 period. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statement of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest, taxes and insurance whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2012 and 2011, the outstanding principal balance of such delinquent loans was $89.2 million and $109.8 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute any loan that is 90—120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years); (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falls below a specific percentage (normally less than 80%) of the appraised value of the underlying property; or (iii) the amount of loans repurchased pursuant to recourse provisions reaches a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2012 and 2011, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $531.2 million and $687.5 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $476.7 million and $619.7 million, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

industry standard representations and warranties. For the years ended December 31, 2012 and 2011, the Company repurchased loans subject to full or partial recourse with a fair value of $9.6 million and $14.3 million, respectively.

Doral Financial’s reserve for its exposure to recourse amounted to $8.8 million and $11.0 million as of December 31, 2012 and 2011, respectively, and the reserve for other credit-enhanced transactions explained above amounted to $5.8 million and $7.9 million as of December 31, 2012 and 2011, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the statement of financial condition, for the periods indicated:

	Year ended December 31,
(In thousands)	2012	2011
Balance at beginning of period	$10,977	$10,264
Net charge-offs / termination	(1,747)	(1,841)
(Release) provision for recourse liability	(385)	2,554

Balance at end of period	$8,845	$10,977

29.	Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit, commitments to sell loans and the maximum contractual recourse exposure.

	December 31,
(In thousands)	2012	2011
Commitments to extend credit	$338,948	$157,030
Commitments to sell loans	120,931	178,789
Commercial and performance standby letter of credit	1,225	25
Maximum contractual recourse exposure	476,688	619,747

Total	$937,792	$955,591

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

Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements as discussed in note 15.

30.	Commitments and Contingencies

Total minimum rental and operating commitments for leases in effect at December 31, 2012 were as follows:

(In thousands)
2013	$7,703
2014	8,119
2015	8,137
2016	8,703
2017	8,488
2018 and thereafter	37,560

$78,710

Total rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $11.8 million, $8.4 million and $7.0 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Banking Regulatory Matters

On August 8, 2012, the members of the board of directors of Doral Bank entered into a Consent Order with the FDIC and the Commissioner of Financial Institutions of Puerto Rico (“the Commissioner”). The FDIC has also notified Doral Bank that it deems Doral Bank to be in troubled condition. The consent order with the FDIC requires the board of directors of Doral Bank to oversee Doral Bank’s compliance with the Consent Order through specified meetings and notifications to the FDIC and the Commissioner. In addition, the Consent Order requires Doral Bank to have and retain qualified management acceptable to the FDIC. The Consent Order also requires Doral Bank to undertake through a third party consultant an assessment of its board and management needs as well as a review of the qualifications of the current directors and senior executive officers. The Consent Order requires Doral Bank to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” by the FDIC and the Commissioner. Doral Bank also is required to establish and provide to the FDIC for review a Delinquent and Classified Asset Plan to reduce Doral Bank’s risk position in each loan in excess of $1 million which is more than 90 days delinquent or classified “Substandard” or “Doubtful” in a report of examination by the FDIC and the Commissioner. The Consent Order also requires Doral Bank to establish plans, policies or procedures acceptable to the FDIC and the Commissioner relating to its capital (as well as a contingency plan for the sale, merger or liquidation of Doral Bank in the event its capital falls below required levels), profit and budget plan, ALLL, loan policy, loan review program, loan modification program, appraisal compliance program and its strategic plan that comply with the requirements set forth in the Consent Order. Doral Bank is required to obtain a waiver from the FDIC before it may accept brokered deposits or extends credit to certain delinquent borrowers. Doral Bank cannot pay a dividend without the approval of the Regional Director of the FDIC and the Commissioner. The Board of Doral Bank is required to establish a compliance committee to oversee Doral Bank’s compliance with the Consent Order and Doral Bank is required to provide quarterly updates to the Regional Director of the FDIC and the Commissioner of its compliance with the Consent Order.

Doral Financial also entered into a written agreement dated September 11, 2012 with its primary supervisor, the FRBNY, which replaces and supersedes the Cease and Desist Order entered into by Doral with the Board of Governors of the Federal Reserve System on March 16, 2006. The written agreement, among other things, requires the Company to: (a) take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Doral Bank, including steps to ensure that Doral Bank complies with any supervisory action taken by Doral Bank’s federal and state regulators; (b) undertake a management and staffing review to aid in the development of a suitable management structure that is adequately staffed by qualified and trained personnel; (c) establish programs, policies and procedures acceptable to the FRBNY relating to credit risk management practices, credit administration, loan grading, asset improvement, other real estate owned, allowance for loan and lease losses, accounting and internal controls, and internal audit; (d) not declare any dividends without the prior written approval of the FRBNY and the Director of Banking Supervision and Regulation of the Board of Governors; (e) not directly or indirectly take any dividends or any other form of payment representing a reduction of capital from Doral Bank without the prior approval of the FRBNY; (f) not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the FRBNY; (g) submit to the FRBNY an acceptable written plan to maintain sufficient capital at Doral Financial on a consolidated basis; and (h) seek regulatory approval prior to the appointment of a new director or senior executive officer, any change in a senior executive officer’s responsibilities, or making certain severance or indemnification payments to directors, executive officers or other affiliated persons.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Doral Financial and Doral Bank have undertaken specific corrective actions to comply with the requirements of the Consent Order and the written agreement, but cannot give assurance that such actions are sufficient to prevent further enforcement actions by the banking regulatory agencies.

31.	Regulatory Requirements

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company’s banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2012, Doral Bank exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. The thresholds for a well-capitalized institution prescribed by the FDIC’s regulations are, a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% unless the institution is subject to any written agreement or directive to meet a specific capital ratio. The Consent Order requires Doral Bank to develop a capital plan that details the manner in which Doral Bank will meet and maintain a Tier 1 Capital Ratio of at least 8%, a Tier 1 Risk-Based Capital Ratio of at least 10% and a Total Risk-Based Capital Ratio of at least 12%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

On August 8, 2012, Doral Bank signed a consent order with the Federal Deposit Insurance Corporation and the Commissioner of Financial Institutions of Puerto Rico. The consent order includes provisions that require Doral to maintain Tier 1 leverage, Tier 1 risk-based, and Total risk-based capital ratios in the amount of 8.0%, 10.0%, and 12.0%, respectively, and require Doral to obtain a waiver from the FDIC before accepting new brokered deposits. Doral estimates it is currently in compliance with the capital ratio requirements. On September 11, 2012, Doral Financial entered into a written agreement with the FRBNY which replaces and supersedes the existing Cease and Desist Order entered into by Doral Financial with the Board of Governors of the Federal Reserve Board on March 17, 2006.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on the Company.

During the third and fourth quarters of 2012, the Board of Directors of Doral Financial approved a capital contribution to Doral Bank of $65.0 million and $30.0 million, respectively. During the second and third quarters of 2010, the Board of Directors of Doral Financial approved capital contributions to Doral Bank totalling $193.9 million.

As of December 31, 2012, approximately $55.3 million and $22.5 million representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral Financial and Doral Bank, respectively.

As of December 31, 2011, approximately $120.0 million, $21.6 million representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral Financial and Doral Bank, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

As of December 31, 2012, Doral Bank exceeded the “well-capitalized” threshold under the regulatory framework for prompt corrective action. To exceed the “well-capitalized” threshold, Doral Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table, unless the institution is subject to any written agreement or directive (such as the Consent Order) to meet a specific capital ratio.

	Actual		For Capital Adequacy Purposes			Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)		Amount	Ratio (%)
As of December 31, 2012
Total capital (to risk weighted assets):
Doral Financial	$860,594	13.2	$522,065	>	8.0	N/A		N/A
Doral Bank	$698,939	12.8	$438,287	>	8.0	$547,858	>	10.0
Tier 1 capital (to risk weighted assets):
Doral Financial	$778,358	11.9	$261,033	>	4.0	N/A		N/A
Doral Bank	$629,769	11.5	$219,143	>	4.0	$328,715	>	6.0
Leverage Ratio:(1)
Doral Financial	$778,358	9.4	$331,743	>	4.0	N/A		N/A
Doral Bank	$629,769	8.2	$306,469	>	4.0	$383,086	>	5.0
As of December 31, 2011
Total capital (to risk weighted assets):
Doral Financial	$795,938	13.4	$473,854	>	8.0	N/A		N/A
Doral Bank	$687,248	14.3	$385,830	>	8.0	$482,288	>	10.0
Tier 1 capital (to risk weighted assets):
Doral Financial	$721,410	12.2	$236,927	>	4.0	N/A		N/A
Doral Bank	$626,563	13.0	$192,915	>	4.0	$289,373	>	6.0
Leverage Ratio:(2)
Doral Financial	$721,410	9.1	$316,072	>	4.0	N/A		N/A
Doral Bank	$626,563	8.6	$290,624	>	4.0	$363,280	>	5.0

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank.
(2)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank, and Tier 1 capital to adjusted total assets in the case of Doral Bank US.

Housing and Urban Development Requirements

The Company’s mortgage operation is a U.S. Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranged up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio (see note 14). Non-compliance with these requirements could result in actions from the regulatory agencies such as monetary penalties, the suspension of the license to originate loans, among others.

As of December 31, 2012 and December 31, 2011, Doral Mortgage maintained $35.3 million and $31.0 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

32.	Derivatives

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

Doral Financial accounts for derivatives on a mark-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. The fair value of derivatives accounted as hedges is also reported net of accrued interest and included in other liabilities or other assets in the consolidated statements of financial condition. Derivatives not accounted as hedges in a net asset position are recorded as securities held for trading and derivatives in a net liability position as other liabilities in the consolidated statement of financial condition.

As of December 31, 2012 and 2011, the Company had the following derivative financial instruments outstanding:

	December 31,
	2012			2011
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset(1)	Liability(2)	Notional Amount	Asset(1)	Liability(2)
Cash Flow Hedges:
Interest rate swaps	$—	$—	$—	$50,000	$—	$(1,890)
Other Derivatives (non-hedges):
Interest rate caps	—	—	—	180,000	—	—
Forward contracts	125,000	15	(142)	61,000	204	(236)

Total	$125,000	$15	$(142)	$291,000	$204	$(2,126)

(1)	Fair value included as part of securities held for trading, at fair value in the Company’s consolidated statements of financial condition.
(2)	Fair value included as part of accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

Cash Flow Hedges

As of December 31, 2012, the Company had no outstanding interest rate swaps designated as cash flow hedges. As of December 31, 2011, the Company had $50.0 million outstanding pay fixed interest rate swaps designated as cash flow hedges with maturities between October 2012 and November 2012. The Company designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from FHLB. For the years ended December 31, 2012 and 2011, the Company recognized $1.1 million and $0.3 million of ineffectiveness for the interest rate swaps designated as cash flow hedges. As of December 31, 2011 accumulated other comprehensive income included unrealized losses on cash flow hedges of $0.8 million which the Company reclassified to the consolidated statement of operations in the form of interest paid on swaps as all of the related swaps matured during 2012.

Doral Financial’s interest rate swaps had weighted average receive rates of 0.26% and weighted average pay rates of 4.62% at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the years ended December 31, 2012 and 2011.

(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income to Income	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income to Income
December 31, 2012
Interest rate swaps	Interest expense – Advances from FHLB	$—	$—	$818	$(882)

December 31, 2011
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(1,890)	$2,431	$(2,766)

Trading and Non-Hedging Activities

The following table presents the Company’s derivatives positions and their respective net gains (losses) for the years ended December 31, 2012 and 2011, respectively, and their different designations.

		December 31, 2012
(In thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain (Loss) for the year
Derivatives not designated as cash flow hedges:
Interest rate swaps	Net gain (loss) on trading activities	$—	$—	$(60)
Interest rate caps	Net gain (loss) on trading activities	—	—	—
Forward contracts	Net gain (loss) on trading activities	125,000	(127)	(6,310)

		$125,000	$(127)	$(6,370)

		December 31, 2011
(In thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain (Loss) for the year
Derivatives not designated as cash flow hedges:
Interest rate swaps	Net gain (loss) on trading activities	$—	$—	$15
Interest rate caps	Net gain (loss) on trading activities	180,000	—	(185)
Forward contracts	Net gain (loss) on trading activities	61,000	(32)	(3,476)

		$241,000	$(32)	$(3,646)

Doral Financial held $125.0 million and $241.0 million in notional value of derivatives not designated as hedges at December 31, 2012 and 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The Company enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSR. As of December 31, 2012 and 2011, the Company had a notional amount of $50.0 million and $25.0 million, respectively, of forward contracts used to create an economic hedge on its MSR and a notional amount of $75.0 million and $36.0 million, respectively, of forwards hedging its warehousing line. For the years ended December 31, 2012 and 2011, the Company recorded a loss of $6.3 million and a loss of $3.5 million, respectively, on forward contracts which included gains of $0.6 million and $1.5 million, respectively, related to the economic hedge on the MSR.

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

All derivative contracts to which Doral Financial is a party settle monthly, quarterly or semiannually. Further, Doral Financial has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, Doral Financial’s credit risk exposure related to derivatives contracts at December 31, 2012 and 2011 was not considered material.

33.	Fair Value of Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$619	$—	$—	$619	$722	$—	$—	$722
IOs	41,669	—	—	41,669	43,877	—	—	43,877
Derivatives	15	—	15	—	205	—	205	—

Total Securities Held for Trading	42,303	—	15	42,288	44,804	—	205	44,599
Securities Available for Sale
Agency MBS	207,105	—	205,750	1,355	360,489	—	359,044	1,445
CMO Government Sponsored Agencies	6,912	—	1,221	5,691	32,949	—	26,202	6,747
Obligations U.S. Government Sponsored Agencies	44,981	—	44,981	—	44,994	—	44,994	—
Other and Private Securities	28,678	—	—	28,678	44,757	—	10,107	34,650

Total Securities Available for Sale	287,676	—	251,952	35,724	483,189	—	440,347	42,842
Servicing Assets	99,962	—	—	99,962	112,303	—	—	112,303

	$429,941	$—	$251,967	$177,974	$640,296	$—	$440,552	$199,744

Liabilities:
Derivatives (1)	$142	$—	$142	$—	$2,126	$—	$2,126	$—

(1)	The fair value of the forward contracts is included within accrued expenses and other liabilities in the consolidated statements of financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The changes of assets and liabilities in Level 3 for the years ended December 31, 2012 and 2011, measured at fair value on a recurring basis are summarized below:

	For the year ended December 31, 2012
(In thousands)	Balance, beginning of year	Change in fair value included in the statements of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount(4)	Transfers/ (Sales)	Balance, end of year
Securities held for trading
MBS	$722	$(103)	$—	$—	$—	$—	$619
IOs(1)	43,877	(2,208)	—	—	—	—	41,669

Total securities held for trading	44,599	(2,311)	—	—	—	—	42,288
Securities available for sale(2)
Agency MBS	1,445	—	—	(15)	(75)	—	1,355
CMO Government Sponsored Agencies	6,747	—	—	204	(1,260)	—	5,691
Other and Private Securities	34,650	(6,396)	—	3,012	(9,770)	7,182	28,678

Total securities available for sale	42,842	(6,396)	—	3,201	(11,105)	7,182	35,724
Servicing Assets(3)	112,303	(25,924)	13,583	—	—	—	99,962

Balance at end of period	$199,744	$(34,631)	$13,583	$3,201	$(11,105)	$7,182	$177,974

	For the year ended December 31, 2011
(In thousands)	Balance, beginning of year	Change in fair value included in the statements of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount(4)	Purchases/ (Sales)	Balance, end of year
Securities held for trading
MBS	$766	$(44)	$—	$—	$—	$—	$722
IOs(1)	44,250	(373)	—	—	—	—	43,877

Total securities held for trading	45,016	(417)	—	—	—		44,599
Securities available for sale(2)
Agency MBS	1,692	—	—	3	(250)	—	1,445
CMO Government Sponsored Agencies	7,389	—	—	103	(745)	—	6,747
Other and Private Securities	14,269	(4,290)	—	2,312	(195)	22,554	34,650

Total securities available for sale	23,350	(4,290)	—	2,418	(1,190)	22,554	42,842
Servicing Assets(3)	114,342	(12,074)	10,035	—	—	—	112,303

Balance at end of period	$182,708	$(16,781)	$10,035	$2,418	$(1,190)	$22,554	$199,744

(1)

Changes in fair value are recognized in net gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the year ended December 31, 2012, the IO had a gain of $4.0 million for change in fair value and an amortization of $6.2 million. For the year ended December 31, 2011, the IO had a gain of $7.5 million for change in fair value and an amortization of $7.9 million.

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

(4)

Amortization of premium and discount of $10.7 million and $9.9 million for the years ended December 31, 2012 and 2011, respectively, is recognized within interest income from MBS and investment securities in the consolidated statements of operations.

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

	As of December 31, 2012
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs	Range of inputs (WA)
IOs	$41,669	Discounted cash flow model	Weighted average remaining life	5.9 years
			Discount rate	13.0%
			Constant prepayment rate	7.0%

CMO Government Sponsored Agencies	5,691	Discounted cash flow model	Zero volatility spread or Yield curve spread on MBS	0.54 — 0.79(0.67)%
			Weighted average maturity	120 — 129 (124) months
			Prepayment speed assumption	405 — 486(456)

Other	5,006	Linear regression analysis	Collateral term to maturity(1)	2.13 — 6.69 (4.66) years
			Collateral Coupon(1)	3.45 — 5.40 (4.24)%
			Collateral Weighted average price(1)	98.82 —100.53 (99.73)
			Collateral Weighted average yield(1)	3.19 — 7.38 (4.63)%
			Investment security’s Term to maturity(2)	1.11 years
			Investment security’s Coupon(2)	3.5%

Servicing asset	99,962	Discounted cash flow model	Weighted average remaining life	7.1 years
			Discount rate	9.0 — 14.13(11.1)%
			Constant prepayment rate	7.94 — 9.69(8.7)%

(1)	Inputs are related to the investment securities’ underlying collateral.
(2)	Inputs are related to the investment securities.

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

The Company internally determines the fair value of IOs and servicing assets, which is based on discounted cash flow methods. Constant prepayment rates and discount rates assumptions are developed internally using: (i) market derived assumptions and; (ii) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior. These assumptions are then benchmarked with other institutions’ valuation assumptions relating to servicing assets and other retained interests to assess reasonability.

The Company measures the fair value of CMO Government Sponsored Agencies using unobservable inputs, such as the zero-volatility spread or yield curve spread on MBS, the weighted average maturity and the prepayment speed assumptions. Increases or decreases in prepayment speed assumptions, decrease or increase the collateral’s term to maturity, and results in a lower or higher fair value measurement. When compared to the market circumstances each valuation period, there is an inverse relationship between the collateral’s coupon rate and the fair value of the investment security. As the market changes the similar collateral coupons, i.e. an interest curve that decreases, the fair value measurement will increase.

The unobservable inputs used in measuring fair value of the other category include the collateral’s term to maturity, coupon, weighted average price and weighted average yield as well as the investment security’s term to maturity and coupon. Similar to the explanation of the CMO Government Sponsored Agencies above, there is an inverse relationship between the collateral’s coupon rate and the fair value of the investment security. As the collateral coupon decreases, the fair value measurement will increase. As the collateral’s term to maturity increases the fair value measurement of the investment security will also increase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Investment securities available for sale also include securities for which the fair value measurement is provided by third parties. For Agency MBS available for sale securities, fair value measurement is derived from a third party provider that uses a tax-exempt basis within a pool specific valuation model which: (i) creates a projected prepayment speed related to the seasoning of the underlying mortgages; (ii) uses the projected speed together with the unit range to project the tranche cash flow and determine an average life and; (iii) applies the appropriate spread to the curve that is equal to the average life for each tranche resulting in the yield that the cash flows are discounted. The fair value measurement of certain CMO Government Sponsored Agencies is derived from a third-party that uses a yield table analysis considering factors, such as: (i) tax status; (ii) coupon: (iii) maturity and; (iv) cash flows or prepayments. The fair value measurement of certain securities in the Other category is derived from a third-party broker dealer that uses the value of the collateral to arrive at the fair value. Third-party prices obtained are evaluated by comparing them against previous quoted prices. In the event that quotes present significant variances when compared to prior periods, these are referred to the third-party price provider for an explanation or validation of the quoted price.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following table presents financial and non-financial assets subject to fair value measurement on a non-recurring basis for the years ended December 31, 2012 and 2011, and which were still included in the consolidated statement of financial condition as of such dates.

(In thousands)	Carrying Value	Level 3
December 31, 2012
Loans receivable(1)	$227,183	$227,183
Real estate held for sale(2)	73,110	73,110

Total	$300,293	$300,293

December 31, 2011
Loans receivable(1)	$234,836	$234,836
Real estate held for sale(2)	56,954	56,954

Total	$291,790	$291,790

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

The valuation methodologies used to arrive at the nonrecurring fair value adjustments included above are:

Loans receivable

The Company records nonrecurring fair value adjustments on impaired collateral dependent loans (for which the repayment of the loan is expected to be provided solely by the underlying collateral). The reported fair value of a collateral dependent impaired loan is its net realizable value, calculated using the recorded investment on the loan less any specific reserve assigned to the loan, as determined through the ALLL methodology. The Company uses REVE for residential mortgage loans that are past due more than 180 days and, for all other loans, the Company uses full appraisals from third party providers to obtain the fair value of collateral underlying the loans and to determine the impairment amount, if any. Partial charge-offs on collateral dependent loans are reported as fair value adjustments and are charged to the ALLL in the period in which the decline occurs. The Company classifies collateral dependent loans subject to nonrecurring fair value adjustments as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Real estate held for sale

The Company acquires real estate through foreclosure proceedings. When foreclosed real estate is received in full satisfaction of a loan, the property is recorded at the fair value of the property less the estimated cost to sell. The amount by which the recorded investment in the loan (unpaid principal balance increased or decreased by applicable interest and unamortized premiums, discounts, finance charges or acquisition costs and charge-offs) exceeds the fair value (net of estimated cost to sell) is charged to the ALLL. This fair value becomes the new OREO cost basis. Subsequent declines in the fair value of the OREO below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value of a property may be used to reduce the allowance, but only to the extent that results in the OREO being valued at the same amount that was determined at the time of foreclosure.

Doral uses appraisals prepared by third-parties to measure the OREO’s fair value less cost to sell (costs to sell are incremental direct costs to transact a sale). At the time the property is foreclosed, the loan’s current appraisal is used to determine the fair value. Generally, the Company obtains updated appraisals on an annual basis. These appraisals take into consideration prices in observed transactions involving similar assets in similar locations and may be adjusted for specific characteristics of and assumptions related to the properties, which are not market observable. In the event that the fair value less cost to sell is less than the OREO cost basis, the property’s cost basis is written down via the allowance for OREO losses and the expense is included within other real estate expenses in the consolidated statements of income. The Company classifies real estate held for sale subject to nonrecurring fair value adjustments as Level 3.

The following table summarizes total losses relating to assets (classified as level 3) held at the reporting periods.

	Location of loss recognized in the consolidated statement of operations	For the years ended December 31,
(In thousands)		2012	2011
Loans receivable, net	Provision for loan and lease losses	$63,164	$34,350
Real estate held for sale, net	Other expenses	$16,847	$6,757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of December 31, 2012 and 2011. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$633,576	$633,576	$633,576	$—	$—
Restricted cash	95,461	95,461	95,461	—	—
Securities held for trading	42,303	42,303	—	15	42,288
Securities available for sale	287,676	287,676	—	251,952	35,724
Loans held for sale(1)	438,055	439,699	—	—	439,699
Loans receivable, net	6,039,467	5,880,760	—	—	5,880,760
Servicing assets, net	99,962	99,962	—	—	99,962
Financial liabilities:
Deposits	$4,628,008	$4,672,640	$—	$4,672,640	$—
Securities sold under agreements to repurchase	189,500	190,143	—	190,143	—
Advances from FHLB	1,180,413	1,153,681	—	1,153,681	—
Loans payable	270,175	270,175	—	270,175	—
Notes payable	1,043,887	947,669	—	947,669	—
Derivatives(2)	142	142	—	142	—

	December 31, 2011
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$308,811	$308,811
Restricted cash	186,634	186,634
Securities held for trading	44,803	44,803
Securities available for sale	483,189	483,189
Loans held for sale(1)	318,271	326,703
Loans receivable, net	5,820,374	5,667,760
Servicing assets, net	112,303	112,303
Financial liabilities:
Deposits	$4,411,289	$4,425,081
Securities sold under agreements to repurchase	442,300	455,452
Advances from FHLB	1,241,583	1,324,630
Loans payable	285,905	285,905
Notes payable	506,766	476,294
Derivatives(2)	2,126	2,126

(1)	Includes $213.7 million and $168.5 million for December 31, 2012 and 2011, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

(2)

Includes $0.1 million and $0.2 million of derivatives held for trading purposes as of December 31, 2012 and 2011, respectively and $1.9 million of derivatives held for purposes other than trading as of December 31, 2011. These derivatives are included within accrued expenses and other liabilities in the consolidated statements of financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Loans payable

Loans payable, classified as Level 2, are secured lending arrangements with local financial institutions and a U.S. third-party that are generally floating rate instruments, and therefore, their fair value has been determined to be par.

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

34.	Retirement and compensation plans

The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (the “Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and completed one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. For participants with annual compensation in excess of $30,000, the Company makes a matching contribution equal to $0.50 for every dollar of pre-tax contribution made to the Plan, up to 3% of the participant’s base compensation. For those participants in the Plan with an annual compensation of $30,000 or less, the Company makes a matching contribution equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s base compensation. Company matching contributions are invested following the employees investment direction for their own money. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2012, 2011 and 2010, was approximately $468,000, $434,000 and $436,000, respectively.

As of December 31, 2012, 2011 and 2010 the Company had no defined benefit or post-employment benefit plans.

35.	Stockholders’ Equity

On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and noncumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock.

On April 25, 2006, the Company announced that its board of directors, as a prudent capital management decision designed to preserve and strengthen its capital, had suspended the quarterly dividend on the Company’s common stock.

The ability of the Company to pay dividends in the future is limited by the written agreement entered into with the FRBNY and by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s board of directors. The Company is also subject to certain restrictions imposed on Puerto Rico corporations under the Puerto Rico general corporation law with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Company’s net assets in excess of capital or, in the absence of such excess, from the Company’s net earnings for such fiscal year and/or the preceding fiscal year).

Current regulations limit the amount in dividends that Doral Bank may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank to fall below

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

the regulatory capital requirements. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, the Company’s written agreement with the FRBNY does not permit the Company to receive dividends from Doral Bank unless the payment of such dividends has been approved by the FDIC. The Consent Order with the FDIC and the Commissioner and the written agreement with the FRBNY prohibit Doral Bank from paying dividends to Doral Financial without obtaining prior written approval from the FDIC, the Commissioner and the FRBNY.

Dividends paid from a U.S. subsidiary to certain qualifying corporations such as the Company are generally subject to a 10% withholding tax under the provisions of the U.S. Internal Revenue Code.

36.	Stock Option and Other Incentive Plans

Since 2003, Doral Financial commenced expensing the fair value of stock options granted to employees using the “modified prospective” method. Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. The Company estimates the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its adjustment for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate during the year ended December 31, 2012.

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

The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 6,750,000. No options were granted by the Company for the years ended December 31, 2012 and 2011.

On July 22, 2008, four independent directors were each granted 2,000 shares of restricted stock and stock options to purchase 20,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vest ratably over a five year period commencing with the grant date.

On February 11, 2009, another independent director was appointed to the Company’s board of directors. In accordance with the Plan, this director had the right to receive 2,000 shares of restricted stock for his service to the Board. The Plan stated that the shares would vest and the restriction would lapse with respect to the shares after a one year period. On November 3, 2011, the Company issued to this Director 2,000 shares of restricted common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Effective on January 21, 2011, the Company approved an amended compensation policy for its outside directors. The amendments were approved taking into consideration the fact that the Company is no longer a “controlled company” under the applicable rules of the New York Stock Exchange. The principal terms of the amended compensation policy for its outside directors are as follows:

(a) Annual retainer of $50,000 for each director;

(b) Additional annual retainers of (i) $25,000 each for the Lead Independent Director, the Chairman of the Audit Committee and the Chairman of the Risk Policy Committee, and (ii) $12,500 each for the Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Compensation Committee;

(c) Meeting attendance fees as follows: (i) $5,000 for regular board and committee meetings when said meetings are held on the same date or consecutive dates; (ii) $1,500 for special board meetings or Audit Committee meetings held via teleconference; (iii) $1,000 for special Risk Policy Committee meetings held via teleconference; (iv) $750 for other committee meetings held via teleconference; and (v) $3,500 for any other on-site special committee or board meeting; provided, however, that in the event that the Company has scheduled board and committee meetings on site the same date or consecutive dates, the directors shall receive $5,000 irrespective of the number of meetings attended; and

(d) A one-time grant of 25,000 restricted shares of the Company’s common stock. The shares of restricted stock to be awarded will be issued pursuant to the terms and conditions of the Company’s 2008 Stock Incentive Plan. The shares of restricted stock will be issued without cost to the recipients, and will vest in installments so long as at the time of vesting the director has been continuously a director of the Company from the date of grant, as follows: fifty percent (50%) of the shares of restricted stock shall vest twelve (12) months after the grant date and the remaining fifty percent (50%) of the shares of restricted stock shall vest twenty-four (24) months after the grant date. In addition, one hundred percent (100%) of the unvested shares of restricted stock shall vest (i) in the event of the death of the director during the vesting term, or (ii) upon the occurrence of a Change in Control (as such term is defined in the Restricted Stock Award Agreements between the Company and each Director).

On October 19, 2011, the Company filed a Post-Effective Amendment to Registration Statement on Form S-8, which constituted Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 22, 2008. The Post-Effective Amendment was filed solely for the purpose of permitting the resale of control securities of the Company pursuant to the reoffer prospectus that forms a part of the Post-Effective Amendment by the selling stockholders, which includes the shares that were awarded on June 25, 2010 to the Company’s officers pursuant to the Retention Program that were vested on June 25, 2011. During 2012 and 2011, the Company issued a total of 166,667 shares and 1,000,000 shares, respectively, of the restricted common stock that had vested.

On December 26, 2012, the Company and certain executive officers of the Company entered into an amendment to their respective employment agreements (the “Executive Officer Employment Agreements”) with the Company (the “Amendments”). The purpose of entering into the Amendments was to modify the Executive Officer Employment Agreements to ensure that, in the event that severance payments were triggered in the future, the timing of severance payments thereunder comply with Section 409A of the Internal Revenue Code of 1986, as amended, in order to avoid excise taxes payable by such officers. The Amendments did not increase any amounts to which any of the officers are entitled under the respective Executive Officer Employment Agreements but did adjust the timing of certain severance payments that may be made to such officers under the Executive Officer Employment Agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Stock-based compensation recognized, for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Years ended December 31,
(In thousands)	2012	2011	2010
Stock-based compensation recognized, net	$5,243	$3,713	$1,510

Unrecognized at end of period:
Stock options	$47	$94	$178

Restricted stock	$1,904	$4,507	$6,781

Changes in stock options for 2012, 2011 and 2010 are as follows:

	2012		2011		2010
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Beginning of year	60,000	$13.70	60,000	$13.70	60,000	$13.70
Granted	—	—	—	—	—	—
Forfeitures	20,000	—	—	—	—	—

End of year	40,000	$13.70	60,000	$13.70	60,000	$13.70

Exercisable at period end	32,000	—	36,000	—	24,000	—

The fair value of the options granted in 2008 was estimated using the Black-Scholes option-pricing model, with the following assumptions:

Weighted-average exercise price	$13.70
Stock option estimated fair value	$5.88
Expected stock option term (years)	5.56
Expected volatility	39.00%
Expected dividend yield	—%
Risk-free interest rate	3.49%

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

Doral Financial’s nonvested restricted shares activity for the year ended December 31, 2012 are as follows:

	Shares	Weighted-average grant-date fair value
Nonvested restricted shares
Nonvested at December 31, 2011	3,268,183	$2.11
Granted	1,500,000	1.69
Vested	(2,218,183)	1.85

Nonvested at December 31, 2012	2,550,000	$2.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

During the year ended December 31, 2012, Doral granted 1,500,000 shares of restricted stock to the Company’s executive officers and directors.

During the year ended December 31, 2012, the Company issued to a certain former officer a total of 166,667 shares of restricted stock that were granted during 2010 and had vested.

During 2012, 2011 and 2010, no options were exercised.

As of December 31, 2012, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $2.0 million related to stock options and restricted stock granted. That cost is expected to be recognized over a period of one year for the stock options and the restricted stock. As of December 31, 2012, the total fair value of shares and restricted stock was $12.6 million.

37.	Loss Per Share Data

The following table presents the computation of loss per share for periods presented:

	December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Net Loss:
Net loss	$(3,299)	$(10,690)	$(291,894)
Non-convertible preferred stock dividend	—	—	—
Convertible preferred stock dividend	(9,661)	(9,660)	(9,109)
Effect of conversion of preferred stock(1)	—	—	26,585

Net loss attributable to common shareholders	$(12,960)	$(20,350)	$(274,418)

Weighted-Average Number of Common Shares Outstanding(2)	128,443,574	127,321,477	92,657,003

Net Loss per Common Share(3)	$(0.10)	$(0.16)	$(2.96)

(1)

The carrying value of the noncumulative preferred stock exceeded the fair value of consideration transferred and, accordingly, the difference between the liquidation preference of the preferred stock retired and the market value of the common stock issued amounted to $31.6 million for the year ended December 31, 2010 and was credited to retained earnings. In the case of the convertible preferred stock, the fair value of the common stock exchanged for the preferred stock converted exceeded the fair value of the stock issuable pursuant to the original conversion terms and, accordingly, this excess or inducement amounted to $5.1 million for the year ended December 31, 2010 and was charged to retained earnings. As a result, both transactions impacted the net loss attributable to common shareholders.

(2)

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive losses per share since their inclusion would have an antidilutive effect in earnings per share. As of December 31, 2012, there were 40,000 stock options and 4,605,516 shares of restricted stock outstanding.

(3)	For the years ended December 31, 2012, 2011 and 2010, net losses per common share represent both the basic and diluted losses per common share, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

For the years ended December 31, 2012 and 2011, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only: (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions, or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

38.	Variable Interest Entities

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

Servicing Assets:    In the ordinary course of business, the Company transfers financial assets (whole loan sale/securitizations) in which it has retained the right to service the assets. The servicing portfolio was considered a potential source of variable interest and was analyzed to determine if any VIEs required consolidation. The servicing portfolio was grouped into three segments: government sponsored entities, governmental agencies and private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by current accounting guidance. The Company determined that its involvement with these entities is in the ordinary course of business and the criteria established to consider the servicing activities as those of a service provider (fiduciary in nature) and not as a decision maker, were met.

Investment Securities:    The Company analyzed its investment portfolio and determined that it had several residual interests in non-agency CMOs that required full analysis to determine the primary beneficiary. For trading assets and insignificant residual interests as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary since it does not have power over the significant activities of the entity. For two residual interests in non-agency CMOs where the Company is also the servicer of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

underlying assets, it was determined that due to: (i) the unilateral ability of the issuers to remove the Company from its role as servicer, or role of servicer for loans more than 90 days past due; (ii) the issuer’s right to object to commencement of the foreclosure procedures and; (iii) the requirement for issuer authorization of the sales price of all foreclosed property, the Company did not have power over the significant activities of the entity and therefore consolidation was not appropriate. During the second quarter of 2012, the Company sold the securities related to the two private investors; therefore, the Company determined that it no longer had a variable interest in the servicing assets.

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

Special Purpose Entities:    The Company is involved with four special purpose entities that are deemed to be VIEs:

Assets sold — During 2010, the Company sold an asset portfolio to a third party consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable which had a 10-year maturity and a fixed interest rate of 8.0% per annum. This financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million line of credit which has a 10- year maturity and a fixed interest rate of 8.0% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties.

On July 28, 2012, Doral and the third-party amended the existing credit agreement that, for accounting purposes, extinguished the existing loan receivables and extended new loans bearing interest at three-month LIBOR plus 300 basis points. In the event that the three-month LIBOR rate falls below 1.0%, the rate on the note receivable and the line of credit will be 1.0% plus 300 basis points. All amounts owed to the Company by the third party remained unchanged. As of December 31, 2012, the carrying amount of the note receivable was $102.3 million and the carrying amount of the line of credit was $9.6 million and are reported in loans receivable in the consolidated statements of financial condition. There are no terms or conditions in the amended loan agreement that would change Doral’s considerations or conclusions related to the accounting for the original transfer of the assets.

The Company has determined that the acquirer is a VIE and that the Company is not its primary beneficiary. The assets of the acquirer are comprised of the transferred asset portfolio in addition to $10.2 million of in-kind capital contributions provided by a single third party. The sole equity holder has unconditionally committed to contribute an additional $7.0 million of capital through July of 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

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

Doral CLO, Ltd. — During the third quarter of 2010, the Company, through one of its subsidiaries, Doral Money, entered into a $450.0 million CLO arrangement in which largely U.S. mainland based commercial loans as well as cash were pledged to collateralize AAA rated debt of $250.0 million from third parties and $200.0 million funded by Doral, originally paying three-month LIBOR plus a spread of 1.85 percent adjusted to 1.50 percent as a result of a subsequent agreement in 2012. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted debt and $200.0 million of subordinated notes to the Company whereby the Company receives any excess proceeds after payment of the senior debt interest and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd (consolidated with the Company in the accompanying financial statements).

Doral CLO II, Ltd. — On April 26, 2012, the Company, through one of its subsidiaries, Doral Money, entered into a $416.2 million CLO arrangement in which largely U.S. mainland based commercial loans as well as cash were pledged to collateralize AAA, AA, A, BBB and BB rated notes as well as a non-rated subordinated debt tranche. Doral CLO II, Ltd (“Doral CLO II”) raised approximately $331.0 million from third parties and $85.5 million funded by Doral, at a cost of three-month LIBOR plus a spread that ranges from 1.47 percent to 2.50 percent. Doral CLO II is a variable interest entity created to hold the commercial loans and issue the previously mentioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes as well as any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO II. Doral Money is considered the primary beneficiary and Doral CLO II is consolidated with the Company in these financial statements.

Doral CLO III, Ltd. — On December 17, 2012, the Company, through one of its subsidiaries, Doral Money, entered into a $311.0 million CLO arrangement in which largely U.S. mainland based commercial loans as well as cash were pledged to collateralize AAA, AA, A, BBB and BB rated notes as well as a non-rated subordinated debt tranche. Doral CLO III, Ltd (“Doral CLO III”) raised approximately $251.0 million from third parties and $59.8 million funded by Doral, at a cost of three-month LIBOR plus a spread that ranges from 1.45 to 3.25 percent. Doral CLO III is a variable interest entity created to hold the commercial loans and issue the previously mentioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes as well as any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO III. Doral Money is considered the primary beneficiary and Doral CLO III is consolidated with the Company in these financial statements.

A CLO is a securitization where a special purpose entity purchases a pool of assets consisting of loans and issues multiple tranches of equity or notes to investors. Typically, the asset manager has the power over the significant decisions of the VIE through its discretion to manage the assets of the CLO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral CLO I, Doral CLO II and Doral CLO III (together referred to as “Doral CLOs”) are VIEs because neither company has sufficient equity investment at risk and the subordinated notes provide additional financial support to the structure. Management has determined that the Company is the primary beneficiary of Doral CLOs because it has a variable interest in each of the Doral CLOs through both its collateral manager fee and its obligation to absorb potentially significant losses and the right to receive potentially significant benefits of the CLO through the subordinated securities held. The most significant activities of Doral CLOs are those associated with managing the collateral obligations on a day-to-day basis and, as collateral manager, the Company controls the significant activities of the VIE.

The classifications of assets and liabilities on the Company’s consolidated statement of financial condition associated with the consolidated VIE’s follows:

	As of December 31,
(In thousands)	2012	2011
Carrying amount
Cash and money market deposits	$85,179	$21,341
Loans receivable	1,067,640	432,180
Allowance for loan and lease losses	(5,526)	(1,686)
Other assets	17,311	8,621

Total assets	1,164,604	460,456
Notes payable (third party liability)	824,791	249,840
Other liabilities	3,327	1,806

Total liabilities	828,118	251,646

Net assets	$336,486	$208,810

The following table summarizes the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

	December 31,
(In thousands)	2012	2011
Carrying amount
Servicing assets	$11,754	$13,584
Available for sale securities:
Non-agency CMO	—	6,935
Loans receivable:
Construction and land(3)(4)	357,084	342,496
Maximum exposure to loss(1)
Servicing assets	$11,754	$13,584
Available for sale securities:
Non-agency CMO(2)	—	6,935
Loans receivable:
Construction and land(3)(4)	357,084	342,496

(1)

Maximum exposure to loss is a required disclosure under GAAP and represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company’s interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

(2)

Refers to book value of residual interest from two private placements (Refer to Investment Securities disclosure above). These transactions are structured without recourse, and as a servicer, the Company’s exposure is limited to standard representations and warranties as seller of the loans and responsibilities as servicer of the SPE’s assets.

(3)	Does not include construction spot loans and construction development loans to non-developers.

(4)	Net of ALLL of $6.7 million and $17.7 million as of December 31, 2012 and 2011, respectively.

39.	Segment Information

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

Puerto Rico — This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a branch network in Puerto Rico of 26 branches offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

United States — This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking activities in the United States which operates three branches in New York and five branches in Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.

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

The accounting policies followed by the segments are generally the same as those described in note 2 except for intersegment allocations. Intersegment entries are made to account for intersegment loans in which segments with excess liquidity lend cash to segments with a shortage of liquidity. The extent of the intersegment loans is calculated based on the net assets less allocated equity of each segment. Intersegment net interest income and expense responds to Doral’s Fund Transfer Pricing methodology, used to match assets and liabilities and allocate interest income and expenses across its segments. This allocation is performed on a monthly basis using an internal model that incorporates actual market rates and business assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

The first two tables below present financial information of the four reportable segments as of December 31, 2012 and 2011 with the new reportable segment structure. Management has determined that it is impracticable to change the composition of reportable segments for earlier periods, therefore, the Company has also presented segment information as of December 31, 2012, 2011 and 2010 using the previous reportable segment structure.

	Year Ended December 31, 2012
(In thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$217,454	$89,596	$(95,250)	$8,725	$—	$—	$220,525
Intersegment net interest (loss) income	(27,680)	(5,221)	38,759	(5,858)	—	—	—
Total net interest income (loss)	189,774	84,375	(56,491)	2,867	—	—	220,525
Provision for loan and lease losses	144,821	5,366	—	25,911	—	—	176,098
Non-interest income (loss)	78,662	5,537	1,367	215	(2)	—	85,779
Depreciation and amortization	11,724	1,629	1	3	29	—	13,386
Non-interest expense	179,607	35,668	15,594	29,913	20,818	—	281,600
Net (loss) income before income taxes	(67,716)	47,249	(70,719)	(52,745)	(20,849)	—	(164,780)
Identifiable assets	5,942,937	2,357,941	3,239,632	420,288	318	(3,482,870)	8,478,246

	Year Ended December 31, 2011
(In thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$172,001	$57,375	$(58,031)	$17,550	$—	$—	$188,895
Intersegment net interest (loss) income	(48,224)	(6,008)	62,289	(8,057)	—	—	—
Total net interest income	123,777	51,367	4,258	9,493	—	—	188,895
Provision for loan and lease losses	35,764	2,291	—	29,470	—	—	67,525
Non-interest income (loss)	87,001	4,424	27,405	(3)	—	—	118,827
Depreciation and amortization	12,184	1,003	—	4	37	—	13,228
Non-interest expense	154,838	25,211	15,813	26,013	14,077	—	235,952
Net income (loss) before income taxes	7,992	27,286	15,850	(45,997)	(14,114)	—	(8,983)
Identifiable assets	6,206,037	1,610,111	3,288,543	610,499	—	(3,733,826)	7,981,364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

	Year Ended December 31, 2012
(In thousands)	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations(1)	Total

Net interest income	$5,063	$210,702	$—	$4,760	$220,525
Provision for loan and lease losses	25,990	150,108	—	—	176,098
Non-interest income	35,309	61,136	14,940	(25,606)	85,779
(Loss) income before income taxes	(7,677)	(159,423)	5,645	(3,325)	(164,780)
Net income (loss)	92,547	(97,574)	5,051	(3,323)	(3,299)
Identifiable assets	1,762,656	7,859,955	12,410	(1,156,775)	8,478,246

	Year Ended December 31, 2011
(In thousands)	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations(1)	Total

Net interest income	$4,533	$179,740	$—	$4,622	$188,895
Provision for loan and lease losses	10,145	57,380	—	—	67,525
Non-interest income (loss)	33,432	91,190	13,279	(19,074)	118,827
(Loss) income before income taxes	(717)	(13,474)	10,703	(5,495)	(8,983)
Net income (loss)	5,562	(17,038)	6,281	(5,495)	(10,690)
Identifiable assets	1,719,101	7,310,399	12,837	(1,060,973)	7,981,364

	Year Ended December 31, 2010
(In thousands)	Mortgage Banking	Banking	Insurance Agency	Intersegment Eliminations(1)	Total

Net interest income	$7,491	$150,608	$—	$6,253	$164,352
Provision for loan and lease losses	5,011	93,964	—	—	98,975
Non-interest income (loss)	45,019	(49,199)	13,306	(27,684)	(18,558)
(Loss) income before income taxes	(22,101)	(252,853)	10,679	(12,736)	(277,011)
Net (loss) income	(23,625)	(261,857)	6,324	(12,736)	(291,894)
Identifiable assets	1,741,104	7,964,575	11,850	(1,064,566)	8,652,963

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

40.	Quarterly Results of Operations (Unaudited)

Financial data for each of the quarters in 2012, 2011 and 2010 are presented below.

(In thousands, except per share data)	1st	2nd	3rd	4th

2012
Interest income	$91,487	$92,289	$92,362	$92,339
Interest expense	38,748	37,518	36,122	35,564
Net interest income	52,739	54,771	56,240	56,775
Provision for loan and lease losses	115,181	5,209	34,413	21,295
Non-interest income	15,715	20,419	19,974	29,671
Non-interest expense	63,293	70,808	73,798	87,087
Loss before income taxes	(110,020)	(827)	(31,997)	(21,936)
Net income (loss)	2,604	(1,612)	(32,546)	28,255
Net income (loss) attributable to common shareholders	189	(4,027)	(34,961)	25,839
Earnings (losses) per common share(1)	—	(0.03)	(0.27)	0.20
2011
Interest income	$94,676	$91,728	$90,866	$90,347
Interest expense	50,821	45,662	41,862	40,377
Net interest income	43,855	46,066	49,004	49,970
Provision for loan and lease losses	2,590	13,323	41,698	9,914
Non-interest income	27,703	37,959	28,714	24,451
Non-interest expense	60,548	63,354	63,836	61,442
Income (loss) before income taxes	8,420	7,348	(27,816)	3,065
Net income (loss)	3,324	4,477	(30,155)	11,664
Net income (loss) attributable to common shareholders	909	2,062	(32,570)	9,249
Earnings (losses) per common share(1)	0.01	0.02	(0.26)	0.07
2010
Interest income	$109,959	$101,897	$99,739	$93,674
Interest expense	65,467	61,012	59,712	54,726
Net interest income	44,492	40,885	40,027	38,948
Provision for loan and lease losses	13,921	44,617	19,335	21,102
Non-interest income (loss)	35,694	(121,203)	40,683	26,268
Non-interest expense	67,239	103,889	76,491	76,211
Loss before income taxes	(974)	(228,824)	(15,116)	(32,097)
Net loss	(3,503)	(233,311)	(19,012)	(36,068)
Net income (loss) attributable to common shareholders	21,218	(235,726)	(21,427)	(38,483)
Earnings (losses) per common share(1)	0.34	(3.50)	(0.19)	(0.30)

(1)	For each of the quarters in 2012, 2011 and 2010, earnings (losses) per common share represents the basic and diluted earnings (losses) per common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

41.	Doral Financial Corporation (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the holding company only as of December 31, 2012 and 2011, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2012, 2011 and 2010.

Doral Financial Corporation (Parent Company Only) Statement of Financial Condition	As of December 31,
(In thousands)	2012	2011
Assets:
Cash and due from banks	$38,885	$44,705
Restricted cash	4,117	1,029
Investment securities:
Trading securities, at fair value	41,669	43,877
Securities available for sale, at fair value	44,981	57,454

Total investment securities	86,650	101,331

Loans held for sale, at lower of cost or market	93,722	108,336
Loans receivable, net	281,423	313,636
Premises and equipment, net	2,142	2,272
Real estate held for sale, net	23,663	23,169
Deferred tax asset	38,051	99,164
Prepaid income tax	103,784	32,325
Other assets	6,818	8,962
Investments in subsidiaries, at equity	661,115	657,568

Total assets	$1,340,370	$1,392,497

Liabilities and Stockholders’ Equity
Loans payable	$266,467	$285,905
Notes payable	175,801	212,321
Accounts payable and other liabilities	62,429	54,117
Stockholders’ equity	835,673	840,154

Total liabilities and stockholders’ equity	$1,340,370	$1,392,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial Corporation (Parent Company Only) Statement of Operations	For the years ended December 31,
(In thousands)	2012	2011	2010
Income:
Dividends from subsidiaries	$6,803	$7,250	$11,900
Management fees and reimbursement of allocation of expenses	15,391	7,824	6,064
Interest income	27,931	29,171	33,008
Net credit related OTTI losses	(4,881)	(4,290)	(705)
Net gain on trading activities	4,019	7,476	8,807
Other income	145	307	236

Total income	49,408	47,738	59,310
Expenses:
Interest expense	20,462	22,519	23,742
Loan servicing, administrative and general expenses	17,104	22,584	58,698
Provision for loans and leases losses	25,990	10,145	5,011

Total expenses	63,556	55,248	87,451

Loss before income taxes	(14,148)	(7,510)	(28,141)
Income tax benefit	(102,565)	(8,896)	(297)
Equity in undistributed losses of subsidiaries	(91,716)	(12,076)	(264,050)

Net loss	$(3,299)	$(10,690)	$(291,894)

Comprehensive income (loss)	$1,996	$(1,240)	$4,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

Doral Financial Corporation (Parent Company Only) Statement of Cash Flows	Year ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net loss	$(3,299)	$(10,690)	$(291,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	84,913	4,825	252,150
Depreciation and amortization	130	160	327
Provision for loan and lease losses	25,990	10,145	5,011
Provision for real estate held for sale losses	2,710	1,079	11,487
Net loss on Lehman Brothers, Inc. claim receivable	—	—	4,248
Stock-based compensation recognized	5,243	3,713	1,955
Deferred tax benefit	(102,565)	(8,896)	(297)
Loss (gain) on sale of real estate held for sale	741	(635)	1,884
(Accretion of discounts) amortization of premium on loans, investments	(821)	(759)	(339)
Principal repayment and sales of loans held for sale	42,075	42,518	28,617
Net OTTI losses	4,881	4,290	705
Amortization and net gain in the fair value of IOs	2,208	373	1,473
Dividends received from subsidiaries	6,803	7,250	11,900
(Increase) decrease in restricted cash	(3,088)	44,897	(44,763)
Decrease (increase) in prepaid expenses and other assets	96,110	8,950	3,588
(Decrease) increase in accounts payable and other liabilities	(1,349)	(529)	2,753

Total adjustments	163,981	117,381	280,699

Net cash provided by (used in) operating activities	160,682	106,691	(11,195)

Cash flows from investing activities:
Purchase of securities available for sale	$(44,966)	$(96,628)	$—
Principal repayments and sales of securities available for sale	53,807	45,026	46,335
Net increase of loans receivables	(29,998)	(35,350)	(24,442)
Additions to premises and equipment	—	(16)	(11)
Proceeds from sale of premises and equipment	—	450	—
Proceeds from sales of real estate held for sale	5,953	15,613	14,800
Contribution of investment	(95,000)	—	(168,631)

Net cash used in investing activities	(110,204)	(70,905)	(131,949)

Cash flows from financing activities:
Repayment of secured borrowings	(19,438)	(18,130)	(33,001)
Repayment of notes payable	(36,860)	(6,350)	(5,879)
Issuance of common stock, net	—	—	171,000

Net cash (used in) provided by financing activities	(56,298)	(24,480)	132,120

Net (decrease) increase in cash and cash equivalents	$(5,820)	$11,306	$(11,024)
Cash and cash equivalents at beginning of year	44,705	33,399	44,423

Cash and cash equivalents at the end of year	$38,885	$44,705	$33,399

During 2012 and 2010, the parent company contributed capital amounting to $95.0 million and $193.9 million, respectively to Doral Bank. These capital infusions were approved by the Board of Directors of Doral Financial. During 2011 the parent company did not contribute additional capital to Doral Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR

DORAL FINANCIAL CORPORATION — (Continued)

During 2012, 2011 and 2010, the parent company received dividends amounting to $6.8 million, $7.3 million and $11.9 million, respectively from Doral Insurance.

As a state non-member bank, Doral Bank’s ability to pay dividends is limited by the Puerto Rico Banking Law which requires that a reserve fund be maintained in an amount equal to at least 20% of the outstanding capital of the institution. The payment of dividends by Doral Bank may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels described in note 31.

42.	Subsequent Events

During the first quarter of 2013, Doral changed the segment classification of all small commercial real estate loans and certain residential mortgage loan TDRs and long term (greater than two years delinquent) residential mortgage loans from the Puerto Rico segment to Liquidating segment. The amount so reclassified totaled $1.1 billion. The Puerto Rico segment was subsequently renamed “Puerto Rico Growth”, and the Liquidating segment was renamed “Recovery”. Doral will reflect the reclassified loans and related income and expenses in the appropriate segment beginning with its 2013 first quarter Form 10-Q filing.