Form 10-Q
period 2013-03-31
DORAL FINANCIAL CORP
filed 2013-05-09
CIK 840889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Common stock: 130,601,272 shares outstanding as of May 8, 2013.

DORAL FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

INDEX PAGE

Doral Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial atatements and in the notes to consolidated financial statements.

AFICA	Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority
ALLL	Allowance for loan and lease losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
CLO	Collateralized loan obligation
CMO	Collateralized mortgage obligations
CPR	Constant prepayment rate
DTA	Deferred tax asset
DTL	Deferred tax liability
FASB	Financial Accounting Standards Board
FHA/VA/FRM	Federal Housing Administration/Veteran Administration/Farm Credit Administration
FHLB	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRBNY	Federal Reserve Bank of New York
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
GSE	Government sponsored enterprises
HUD	U.S. Department of Housing and Urban Development
IOs	Interest-only securities
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
NOL	Net operating loss
NOW	Negotiable order of withdrawal
NPL	Non-performing loan
OTTI	Other-than-temporary impairment
PR	Puerto Rico
RHS	Rural Housing Service
SEC	Securities and Exchange Commission
SPE	Special purpose entity
TDR	Troubled debt restructuring
US	United States of America
VIE	Variable Interest Entity
FTP	Funds Transfer Pricing
NYSE	New York Stock Exchange
DIF	Deposit Insurance Fund
PLLL	Provision for loan and lease losses
REVE	Real estate valuation estimate
UPB	Unpaid principal balance
IRLC	Interest rate lock commitments
ALCO	Asset/Liability Management Committee
NII	Net interest income

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

(Dollars in thousands, except for share data)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$573,447	$633,576
Restricted cash	63,868	95,461
Securities held for trading, at fair value	41,029	42,303
Securities available for sale, at fair value (includes $197,629 and $206,494 pledged as collateral at March 31, 2013 and December 31, 2012, respectively, that may be repledged)	277,025	287,676
Federal Home Loan Bank of New York stock, at cost	52,629	63,853

Total investment securities	370,683	393,832
Loans:
Loans held for sale, at fair value	27,491	—
Loans held for sale, at lower of cost or market (includes $90,361 and $94,417 pledged as collateral at March 31, 2013 and December 31, 2012, respectively, that may be repledged)	399,346	438,055
Loans receivable (includes $172,577 and $171,957 pledged as collateral at March 31, 2013 and December 31, 2012, respectively, that may be repledged)	6,187,170	6,174,810
Less: Allowance for loan and lease losses	(125,290)	(135,343)

Total net loans receivable	6,061,880	6,039,467

Total loans, net	6,488,717	6,477,522
Accounts receivable	39,077	41,626
Mortgage-servicing advances	78,063	72,743
Accrued interest receivable	29,025	30,140
Servicing assets, net	100,606	99,962
Premises and equipment, net	92,373	93,975
Real estate held for sale, net	118,939	111,923
Deferred tax asset, net	46,552	48,716
Prepaid income tax	317,309	318,407
Other assets	50,346	60,363

Total assets	$8,369,005	$8,478,246

Liabilities
Deposits:
Non-interest-bearing deposits	$343,185	$352,660
Other interest-bearing deposits	2,502,464	2,279,113
Brokered deposits	1,937,243	1,996,235

Total deposits	4,782,892	4,628,008
Securities sold under agreements to repurchase	189,500	189,500
Advances from Federal Home Loan Bank	934,962	1,180,413
Loans payable	268,470	270,175
Notes payable	1,042,343	1,043,887
Deferred tax liability	532	—
Accrued expenses and other liabilities	328,475	330,590

Total liabilities	7,547,174	7,642,573
Contingencies (Refer to note 24)
Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at March 31, 2013 and December 31, 2012
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 300,000,000 shares authorized; 130,601,272 and 128,460,423 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,306	1,285
Additional paid-in capital	1,229,491	1,228,224
Accumulated deficit	(762,706)	(747,914)
Accumulated other comprehensive income, net of income tax expense of $293 and $425 at March 31, 2013 and December 31, 2012	1,658	1,996

Total stockholders’ equity	821,831	835,673

Total liabilities and stockholders’ equity	$8,369,005	$8,478,246

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
(In thousands, except for per share data)	2013	2012
Interest income:
Loans	$90,815	$85,286
Mortgage-backed and investment securities	1,590	3,595
Interest-only strips	1,373	1,473
Other interest-earning assets	966	1,133

Total interest income	94,744	91,487
Interest expense:
Deposits	13,887	17,354
Securities sold under agreements to repurchase	1,234	2,850
Advances from the Federal Home Loan Bank (includes $0 and $524 as of March 31, 2013 and 2012, respectively of AOCI reclassifications for net gains on cash flow hedges)	8,636	10,381
Loans payable	1,344	1,593
Notes payable	8,903	6,570

Total interest expense	34,004	38,748

Net interest income	60,740	52,739
Provision for loan and lease losses	18,723	115,181

Net interest income (loss) after provision for loan and lease losses	42,017	(62,442)
Non-interest income:
Net gain on loans securitized and sold and capitalization of mortgage servicing	9,466	6,204
Retail banking fees	6,124	6,261
Mortgage loan servicing income (net of mark-to-market adjustments)	3,179	4,769
Insurance agency commissions	2,772	2,510
Net gain on trading assets and derivatives	1,291	285
Mark-to-market adjustment of loans held for sale, at fair value	999	—
Net gain on investment securities available for sale (includes $0 and $928 as of March 31, 2013 and 2012, respectively of AOCI reclassifications for realized gains on investment securities)	—	1,758
Net loss on early repayment of debt	(454)	—
Other-than-temporary impairment losses	—	(6,396)
Portion of loss recognized in other comprehensive income (before taxes)	—	—

Net credit other-than-temporary impairment losses	—	(6,396)
Other income	1,422	324

Total non-interest income	24,799	15,715
Non-interest expenses:
Compensation and benefits	24,523	17,894
Professional services	10,616	11,010
Occupancy expenses	4,940	4,280
Communication expenses	3,097	3,654
FDIC insurance expense	5,090	3,260
Depreciation and amortization	3,040	3,251
Taxes, other than payroll and income taxes	2,357	2,615
Electronic data processing expenses	4,965	3,533
Corporate insurance	1,839	1,608
Other	6,950	6,154

	67,417	57,259
Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	3,401	2,218
Other real estate owned expenses	4,443	3,816

	7,844	6,034

Total non-interest expenses	75,261	63,293

Loss before income taxes	(8,445)	(110,020)
Income tax expense (benefit)	3,932	(112,624)

Net (Loss) Income	$(12,377)	$2,604

Net (loss) income attributable to common shareholders	$(14,792)	$189

Net loss per common share(1)	$(0.11)	$—

(1)

For the three month periods ended March 31, 2013 and 2012, net loss per common share represents the basic and diluted loss per common share. Refer to Note 25 for additional information regarding net loss attributable to common shareholders.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three months ended March 31,
(In thousands)	2013	2012
Net (loss) income	$(12,377)	$2,604

Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities arising during the period	(398)	1,188
Reclassification of net realized losses (gains) included in net loss	-0-	(928)

Other comprehensive (loss) income on investment securities, before tax	(398)	260
Income tax benefit (expense) related to investment securities	60	(38)

Other comprehensive income (loss) on investment securities, net of tax	(338)	222
Other comprehensive income on cash flow hedges	—	465

Other comprehensive (loss) income	(338)	687

Comprehensive (loss) income	$(12,715)	$3,291

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three months ended March 31,
(In thousands)	2013	2012
Preferred Stock	$352,082	$352,082
Common Stock:
Balance at beginning of period	1,285	1,283
Restricted stock issued	21	2

Balance at end of period	1,306	1,285
Additional Paid-In Capital:
Balance at beginning of period	1,228,224	1,222,983
Restricted stock issued	(21)	(2)
Stock-based compensation recognized	1,288	1,321

Balance at end of period	1,229,491	1,224,302
Accumulated Deficit:
Balance at beginning of period	(747,914)	(734,954)
Net (loss) income	(12,377)	2,604
Dividend accrued on preferred stock	(2,415)	(2,415)

Balance at end of period	(762,706)	(734,765)
Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period	1,996	(1,240)
Other comprehensive (loss) income, net of deferred tax	(338)	687

Balance at end of period	1,658	(553)

Total stockholders’ equity	$821,831	$842,351

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	$(12,377)	$2,604
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,288	1,321
Depreciation and amortization	3,040	3,251
Capitalization of mortgage servicing rights	(4,576)	(2,083)
Mark-to-market adjustment of servicing assets	2,148	2,380
Gain on sale of servicing asset	(23)	—
Deferred tax expense (benefit)	2,797	(114,463)
Provision for loan and lease losses	18,723	115,181
Provision for OREO losses	3,188	2,879
Provision for credit related losses	2,429	455
Loss (gain) on sale of real estate held for sale	949	(50)
Net premium amortization on loans, investment securities and debt	2,692	5,196
Origination and purchases of loans held for sale	(249,967)	(127,249)
Principal repayments and sales of loans held for sale	36,361	57,173
Mark-to-market adjustment of loans held for sale at fair value	(999)	—
Loss (gain) on sale of loans held for sale	197	(5)
Mark-to-market derivative	(1,273)	—
Gain on sale of securities	(14,393)	(7,187)
Net OTTI losses	—	6,396
Net loss on early repayment of debt	454	—
Purchases of securities held for trading	(5,380)	—
Unrealized losses on trading securities	4	29
Principal repayment and sales of securities held for trading	282,800	124,281
Amortization and net gain in the fair value of IOs	1,254	1,754
Unrealized loss (gain) on derivative instruments	593	(226)
(Increase) decrease in derivative instruments	(531)	238
(Increase) decrease in restricted cash	(963)	154,648
Decrease (increase) in accounts receivable	2,549	(1,274)
(Increase) decrease in mortgage servicing advances	(5,320)	3,432
Decrease (increase) in accrued interest receivable	1,115	(1,730)
Decrease (increase) in other assets	11,847	(14,709)
(Decrease) increase in accrued expenses and other liabilities	(17,756)	2,912

Total adjustments	73,247	212,550

Net cash provided by operating activities	60,870	215,154

Cash flows from investing activities:
Purchases of securities available for sale	(8,466)	(322,891)
Principal repayment and sales of securities available for sale	17,745	188,079
Proceeds from sale of FHLB stock	11,224	3,600
Originations, purchases and repurchases of loans receivable	(359,316)	(364,799)
Principal repayment of loans receivable	308,032	168,282
Proceeds from sale of servicing assets	1,807	—
Purchases of premises and equipment	(1,438)	(1,194)
Proceeds from sales of real estate held for sale	9,389	5,168

Net cash used in investing activities	(21,023)	(323,755)

Cash flows from financing activities:
Increase in deposits	154,884	168,419
Repayment of advances from FHLB	(249,874)	(80,000)
Repayment of secured borrowings	(3,186)	(4,944)
Repayment of notes payable	(1,800)	(1,666)

Net cash (used in) provided by financing activities	(99,976)	81,809

Net decrease in cash and cash equivalents	(60,129)	(26,792)
Cash and cash equivalents at beginning of period	633,576	308,811

Cash and cash equivalents at the end of period	$573,447	$282,019

Cash and cash equivalents includes:
Cash and due from banks	$573,447	$282,019

Supplemental schedule of non-cash activities:
Loan securitizations	$263,026	$118,853

Loans transferred to other real estate owned	$20,542	$12,162

Reclassification of loans held for investment portfolio to the held for sale portfolio	$706	$10,588

Supplemental information for cash flows:
Cash used to pay interest	$32,347	$38,041

Cash used to pay income taxes	$75	$350

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking, mortgage banking and insurance agency activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank”), Doral Recovery, Inc. (“Doral Recovery”), Doral Insurance Agency, LLC (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank controls three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), which is principally engaged in mortgage lending in Puerto Rico, Doral Money, Inc. (“Doral Money”), which is engaged in commercial lending in the United States, and Doral Recovery, LLC (“Doral Recovery II”, previously Casa Bella, LLC), an entity originally formed to dispose of a real estate project of which Doral Bank took possession during 2005, which now holds small commercial real estate loans and certain delinquent residential mortgage loans previously held by Doral Bank. Doral Money consolidates three variable interest entities created for the purpose of entering into collateralized loan arrangements with third parties.

The accompanying consolidated financial statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013. Certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reflected in the Company’s annual audited consolidated financial statements for the year ended December 31, 2012 and interim financial results of 2012 have been reclassified to conform to the presentation for the Company’s interim financial results for 2013.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), the collectability of receivables, adequacy of recourse obligations, fair value measurement of assets and liabilities, as well as income taxes and the accompanying deferred tax assets and reserves. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of March 31, 2013. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. The Company’s accounting policies are included in Note 2 “Significant Accounting Policies” in the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loans Held for Sale

The Company’s loans classified in held-for-sale primarily include residential mortgage loans, commercial loans to financial institutions, commercial real estate loans, and GNMA loans. Effective March 18, 2013, the Company elected to account for its newly originated Puerto Rico Residential Mortgage Loans classified as held-for-sale under the fair value option, with changes in fair value reported within the mark-to-market adjustment on loans held for sale at fair value caption in the consolidated statements of operations. Upfront fees and costs related to loans held for sale at fair value are recognized in earnings as incurred and not deferred. All other loans held-for-sale, not subject to the fair value option, are carried at the lower of cost or fair value on an aggregate portfolio basis. The amount, by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance of loans held for sale at lower of cost or market are included in the determination of income in the period in which those changes occur and are reported under net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations. Loan origination fees, direct loan origination costs, premiums and discounts related to loans held for sale at lower of cost or market are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized.

Fair Value Measurements

The Company uses fair value measurements to determine the fair value of certain assets and liabilities and to support fair value disclosures. Certain loans held for sale, securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, Doral may be required to record other financial assets at fair value on a nonrecurring basis, such as certain loans held for sale, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company discloses the fair value of all financial instruments for which it is practicable to estimate that value, whether or not recognized in the statement of financial condition.

Fair Value Hierarchy

The Company categorizes its financial instruments based on the priority of inputs to the valuation technique into a three level hierarchy described below.

Level 1—Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Loans held for sale:

Loans held for sale includes residential mortgage loans, commercial loans to financial institutions, commercial real estate loans, and GNMA loans that the Company intends to sell in the foreseeable future. Effective March 18, 2013, the Company elected to account for its newly originated Puerto Rico residential mortgage loans classified as held-for-sale using the fair value option, with changes in fair value reported within the mark-to-market adjustment on loans held for sale at fair value caption in the consolidated statements of operations. Unrealized gains related to the loans held for sale, accounted for under the fair value option, totaled $1.0 million for the quarter ended March 31, 2013.

All other loans held for sale, not subject to the fair value option, are carried at the lower of cost or fair value on an aggregate portfolio basis. The amount, by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of mortgage loans held-for-sale is generally based on quoted market prices for secondary market MBS, which is Doral’s principal market, adjusted to reflect particular characteristics of the loan such as guarantee fees, servicing fees, actual delinquency and credit risk. The Company’s loans held-for-sale are generally classified as Level 2. Loans are classified as Level 3 to the extent that management makes certain adjustments to the fair value model based on unobservable inputs that are significant.

Gains and losses on loans held for sale which are recorded at lower of cost or market are recorded within non-interest income in the consolidated statements of operations. Direct loan origination costs and fees for newly originated Puerto Rico Mortgage Loans classified as held-for-sale under the fair value option are recognized at origination within net gain on loans securitized and sold and capitalization of mortgage servicing rights. Interest income on loans held-for-sale for which the fair value option is elected is calculated based on the note rate of the loan and is recorded within interest income in the consolidated statement of operations. For loans held-for-sale recorded at lower of cost or market, direct loan origination costs and fees are deferred and recognized when the loans are sold within net gain on loans securitized and sold and capitalization of mortgage servicing.

3. Recent Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Accounting Standards Update No. 2013-07 – Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”)

In April 2013, the FASB issued ASU 2013-07, requiring financial statements to be prepared using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including: (a) The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP, that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks); (b) The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities; (c) Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs. The amendments in ASU 2013-07 are effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Management does not expect the implementation of this update to have an effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-4—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”)

In February 2013, the FASB issued ASU 2013-04 to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several-liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several-liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

Changes in Accounting Standards Adopted in the Financial Statements

Accounting Standards Update No. 2013-02—Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

In February 2013, the FASB issued ASU 2013-02, to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011). The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. The amendments in ASU 2013-02 were effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update resulted in additional disclosures within the consolidated statements of operations, but did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)

In January 2013, the FASB issued ASU 2013-01, to clarify that the scope of ASU 2011-11 (issued in December 2011) would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45, or are subject to a master netting arrangement or similar agreement. The FASB concluded that the clarified scope will reduce significantly the operability concerns expressed by preparers while still providing decision-useful information about certain transactions involving master netting arrangements. The amendments in ASU 2013-01 were effective retrospectively for reporting periods beginning on or after January 1, 2013. The adoption of this update resulted in additional disclosures within note 27 – Derivatives, but did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2012-04—Technical Corrections and Improvements (“ASU 2012-04”)

In October 2012, the FASB issued ASU 2012-04, to clarify the Codification, correct unintended application of guidance, and/or make minor improvements which the FASB did not expect to have a significant effect on current accounting practice. Specifically, this ASU includes technical corrections and improvements as well as conforming amendments related to fair value measurements. The technical corrections and improvements as well as conforming amendments related to fair value measurements are comprised of: (1) source literature amendments; (2) guidance clarification and reference corrections; and (3) relocated guidance. The conforming amendments related to fair value measurements do not introduce any new fair value measurements, but rather conform terminology to eliminate inconsistencies and clarify certain guidance in various topics of the codification to fully reflect the fair value measurement and disclosure requirements of ASC 820. Certain amendments and corrections in ASU 2012-04 do not have transition guidance and are effective upon issuance. The remaining amendments in ASU 2012-04 were effective for fiscal periods beginning after December 15, 2012. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2012-2 (Topic 350)—Intangibles—Goodwill and Other (“ASU 2012-02”)

In July 2012, the FASB issued ASU 2012-02, to amend Topic 350, dubbed Step Zero, which permits an entity to quantitatively assess whether the fair value of a reporting unit is less than its carrying amount. Under the qualitative assessment in ASU 2011-08, if an entity concludes that its fair value is not less than its carrying value, using a more likely than not criteria (>50%), an entity would not be required to perform the two-step impairment test. Based on a qualitative assessment, if the entity determines that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the entity must perform

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

step one of the goodwill impairment test. Alternatively, the entity has the option to forgo the qualitative assessment and simply perform step one of the quantitative test. The amendments in ASU 2012-02 were effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

In December 2011, the FASB issued ASU 2011-11, enhancing disclosures about offsetting assets and liabilities by requiring improved information about financial instruments and derivative instruments that are either: (1) offset in accordance with certain rights to setoff conditions prescribed by current accounting guidance; or (2) subject to an enforceable master netting agreement or similar agreement, irrespective of whether they are offset in accordance to current accounting guidance. The amendments in ASU No. 2011-11 were effective for the first interim or annual period beginning on or after January 1, 2013. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The adoption of this update resulted in additional disclosures but did not impact the Company’s consolidated financial statements.

4. Cash and Due from Banks

At March 31, 2013 and December 31, 2012, the Company’s cash and due from banks totaled $573.4 million and $633.6 million, respectively. As of March 31, 2013 and December 31, 2012, cash and due from banks included $66.0 million and $36.7 million of non-interest bearing deposits with other banks, $487.0 million and $560.5 million of interest bearing deposits with the Federal Reserve Bank, and $3.7 million and $3.6 million of interest bearing deposits with the Federal Home Loan Bank of New York, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $148.3 million and $152.3 million as of March 31, 2013 and December 31, 2012, respectively.

5. Restricted Cash and Other Interest-Earning Assets

The Company reported restricted cash of $63.9 million and $95.5 million as of March 31, 2013 and December 31, 2012, respectively.

The following table includes the composition of the restricted cash and due from banks and other interest earning assets for the periods presented:

	March 31, 2013	December 31, 2012
Minimum balance required of deposits with other financial institutions	$433	$433
Escrow accounts	10,418	9,851
Restricted related to the Collateralized Loan Obligation operations (see note 28):
Cash and due from banks	123	1,627
Other interest earning assets	52,498	83,550
Other interest earning assets restricted and pledged to secure:
Securities purchased under repurchase agreements (see note 17)	396	—

	$63,868	$95,461

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

6. Securities Held for Trading

The following table summarizes the fair value of the Company’s securities held for trading as of March 31, 2013 and December 31, 2012.

(In thousands)	March 31, 2013	December 31, 2012
MBS	$615	$619
Variable Rate IOs	40,318	41,547
Fixed Rate IOs	96	122
Derivatives (1)	—	15

Total	$41,029	$42,303

(1)	Refer to note 27 for information regarding the notional amount of derivatives.

As of March 31, 2013 and December 31, 2012, the weighted-average yield of investment securities held for trading, including IOs, was 13.27% and 13.47%, respectively. The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

7. Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield, and contractual maturities of securities available for sale as of March 31, 2013 and December 31, 2012.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2013

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$100	$8	$—	$108	4.86%
Due from five to ten years	1,290	88	—	1,378	4.73%
Due over ten years	196,886	1,122	303	197,705	1.61%
CMO Government Sponsored Agencies
Due from one to five years	1,278	—	106	1,172	7.80%
Due over ten years	3,147	1,043	107	4,083	6.11%
Obligations U.S. Government Sponsored Agencies
Due within one year	44,990	6	—	44,996	0.13%
Private Securities and Other
Due from one to five years	5,000	48	—	5,048	3.50%
Due over ten years	22,383	154	2	22,535	2.72%

	$275,074	$2,469	$518	$277,025	1.59%

As of December 31, 2012

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$115	$9	$—	$124	4.84%
Due from five to ten years	1,342	93	—	1,435	4.80%
Due over ten years	204,431	1,433	318	205,546	1.58%
CMO Government Sponsored Agencies
Due from one to five years	1,393	—	115	1,278	7.80%
Due over ten years	4,675	1,104	145	5,634	5.46%
Obligations U.S. Government Sponsored Agencies
Due within one year	44,976	5	—	44,981	0.13%
Other and Private Securities
Due from one to five years	5,000	6	—	5,006	3.50%
Due over ten years	23,397	275	—	23,672	3.17%

	$285,329	$2,925	$578	$287,676	1.63%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

8. Investments in an Unrealized Loss Position

The following tables present Doral Financial’s fair value and gross unrealized losses for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	6	$68,486	$303	—	$—	$—	6	$68,486	$303
CMO Government Sponsored Agencies	—	—	—	2	2,835	213	2	2,835	213
Other	1	393	2	—	—	—	1	393	2

	7	$68,879	$305	2	$2,835	$213	9	$71,714	$518

	As of December 31, 2012
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	5	$62,366	$318	—	$—	$—	5	$62,366	$318
CMO Government Sponsored Agencies	1	1,130	16	3	3,308	244	4	4,438	260

	6	$63,496	$334	3	$3,308	$244	9	$66,804	$578

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities is considered recoverable.

During the first quarter of 2012, Puerto Rico Non-Agency CMOs and other privately issued securities reflecting unrealized losses were marked to market with losses recorded in the consolidated statement of operations. The Company intended to sell the securities evaluated for OTTI and, when the intention to sell was reached, the book value of the securities was written down to the estimated market values obtained from broker dealers. During the second quarter of 2012, after consideration of the $6.4 million OTTI recognized in the first three months of 2012, these securities were sold at an additional loss of approximately $87,000.

As of March 31, 2013, for the remainder of the Company’s securities portfolio that has experienced a decrease in fair value, the declines are considered temporary, as the Company neither intends to sell these securities, nor is it more likely than not that it will be required to sell these securities, prior to recovering their entire amortized cost basis. Based on this impairment analysis no OTTI was recognized during the three months ended March 31, 2013. No OTTI was recognized during the three months ended March 31, 2013.

The following table presents the securities for which OTTI was recognized based on the Company’s impairment analysis as of March 31, 2013:

	As of March 31, 2012			For the three months ended March 31, 2012
(Dollars in thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$3,337	$—	$3,337	$6,396	$—	$6,396

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents activity related to the credit losses recognized in earnings for debt securities held by the Company for which a portion of OTTI remains in accumulated other comprehensive income:

	Three months ended March 31,
(In thousands)	2013	2012
Balance at beginning of period	$—	$7,106
Additions:
Credit losses for which OTTI was not previously recognized	—	1,515
Additional OTTI credit losses for which an OTTI was previously recognized	—	4,881

Balance at end of period	$—	$13,502

The Company will continue to monitor and analyze the performance of its securities to assess the collectability of principal and interest as of each balance sheet date.

9. Pledged Assets

At March 31, 2013 and December 31, 2012, certain securities and loans, as well as cash and other interest earning assets, were pledged to secure public deposits, assets sold under agreements to repurchase, certain borrowings and available credit facilities, as described below:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Securities available for sale	243,836	252,739
Loans held for sale, at lower of cost or market	90,361	94,417
Loans receivable	3,246,327	3,185,943

Total pledged assets	$3,580,524	$3,533,099

Pledged securities and loans that the creditor has the right to re-pledge are disclosed on the consolidated statements of financial condition. Pledged loans held for sale do not include loans held for sale, at fair value, but only those that continue to be carried at lower of cost or market.

As of March 31, 2013 and December 31, 2012, pledged investment securities available for sale were as follows: $197.6 million and $206.5 million, respectively, pledged as collateral for securities sold under agreements to repurchase; $1.3 million and $1.4 million, respectively, pledged to secure public funds from the government of Puerto Rico; and $44.9 million and $44.9 million, respectively, pledged as collateral for the FNMA recourse obligation.

Loans held for sale, at lower of cost or market, totaling $90.4 million and $94.4 million are pledged as collateral for the Company’s secured borrowings as of March 31, 2013 and December 31, 2012, respectively. See note 19 for additional information regarding the Company’s secured borrowings.

Loans receivable totaling approximately $2.0 billion and $1.9 billion as of March 31, 2013 and December 31, 2012, respectively, are pledged as collateral for FHLB advances, while $172.6 million and $172.0 million are pledged as collateral for secured borrowings as of March 31, 2013 and December 31, 2012, respectively. Loans receivable pledged also include $1.1 billion and $1.1 billion of syndicated commercial loans pledged as collateral as of March 31, 2013 and December 31, 2012, respectively, to secure $832.0 million and $832.0 million in notes payable issued by three VIEs included in the Company’s consolidated financial statements as of March 31, 2013 and December 31, 2012, respectively. See note 28 for additional information regarding the Company’s VIEs.

10. Loans Held for Sale

Effective March 18, 2013, the Company irrevocably elected to measure at fair value each newly originated residential mortgage loan in the Puerto Rico portfolio classified as held for sale. By electing the fair value option, the loans are marked to market and unrealized gains and losses are included in the line item mark-to-market adjustment on loans held for sale, at fair value, within the Non-interest income caption of the consolidated statements of operations. As of March 31, 2013, the aggregate principal balance of loans held for sale at fair value was $25.6 million. Unrealized gains related to changes in the fair value of loans held for sale, at fair value, were $1.0 million for the three months ended March 31, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Prior to electing the fair value option for certain loans held for sale, all loans classified as held for sale were carried at the lower of cost or market. The lower-of-cost-or-market accounting resulted in a potential mismatch of the earnings impact of changes in the fair value of the loans held for sale and the derivative contracts entered to hedge the interest rate risk associated with the loans. The Company’s fair value election does not apply to certain other loans classified as held-for-sale, such as GNMA loans with right of repurchase or loans pledged to secure borrowings, or any loans in the U.S. portfolio, since residential mortgage loans to be sold are originated only by Doral Bank’s Puerto Rico operations.

Loans held for sale consist of the following as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Loans held for sale, at fair value
Conventional single family residential	$5,448	$—
FHA/VA	22,043	—

Total loans held for sale, at fair value	$27,491	$—

Loans held for sale, lower of cost or market
Conventional single family residential	$88,967	$97,185
FHA/VA	255,474	284,001
Commercial loans to financial institutions	10,959	11,262
Commercial real estate	43,946	45,607

Total loans held for sale, at lower of cost or market (1)(2)	$399,346	$438,055

(1)	Includes $1.1 million and $1.1 million of interest-only loans as of March 31, 2013 and December 31, 2012, respectively.
(2)	Includes $15.8 million and $17.6 million of balloon loans as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, loans held for sale included $216.1 million and $213.7 million, respectively, of defaulted loans collateralizing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase. Payment of principal and a portion of the interest on these loans is guaranteed by the FHA/VA/FRM.

As of March 31, 2013 and December 31, 2012, the Company had net deferred origination fees on loans held for sale totaling approximately $0.3 million and $0.6 million, respectively.

As of March 31, 2013 and December 31, 2012, non-performing loans held for sale, at lower of cost or market, totaled $37.9 million and $38.6 million, respectively, excluding FHA/VA guaranteed loans and GNMA defaulted loans.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

11. Loans Receivable and Allowance for Loan and Lease Losses

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage (1)	$3,055,387	$12,033	$3,067,420	$3,107,825	$12,141	$3,119,966
FHA/VA guaranteed residential mortgage	57,467	—	57,467	59,699	—	59,699
Consumer Loans	22,856	164	23,020	24,674	39	24,713

Total consumer	3,135,710	12,197	3,147,907	3,192,198	12,180	3,204,378
Commercial
Commercial real estate	456,615	684,834	1,141,449	479,495	631,569	1,111,064
Commercial and industrial	123,944	1,436,120	1,560,064	130,804	1,420,918	1,551,722
Construction and land	143,570	194,180	337,750	146,818	160,828	307,646

Total commercial	724,129	2,315,134	3,039,263	757,117	2,213,315	2,970,432
Loans receivable, gross (2)	3,859,839	2,327,331	6,187,170	3,949,315	2,225,495	6,174,810

Less:
Allowance for loan and lease losses	(113,020)	(12,270)	(125,290)	(121,768)	(13,575)	(135,343)

Loans receivable, net	$3,746,819	$2,315,061	$6,061,880	$3,827,547	$2,211,920	$6,039,467

(1)	Includes $1.9 billion and $1.9 billion of balloon loans, as of March 31, 2013 and December 31, 2012, respectively.
(2)	Includes $1.1 billion and $925.6 million of interest-only loans, per terms of the original contract, as of March 31, 2013 and December 31, 2012, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.2 billion and $2.0 billion, respectively, at March 31, 2013, and $4.4 billion and $1.8 billion, respectively, at December 31, 2012.

The adjustable rate loans, comprised of construction and land, and commercial loans, have interest-rate adjustment limitations and rates that are generally tied to interest rate market indices (primarily Prime Rate and 3-month LIBOR). Future market factors may affect the correlation between interest rate adjustments and the rate the Company pays on its short-term deposits that primarily fund these loans.

Loan origination fees, discount points, and certain direct origination costs for loans held for sale, at lower of cost or market, are initially recorded as an adjustment to the cost basis of the loan and reflected in the Company’s earnings as part of the net gain on mortgage loan sales when the loan is sold or securitized into an MBS. In the case of loans held for sale, at fair value, up-front fees and costs are recognized in earnings as incurred and not deferred. For loans receivable, such fees and costs are deferred, presented as a reduction or increase in the loan balance, and amortized to income as adjustments to the yield on the loan. It should be noted that deferred origination fees are excluded from the calculation of ALLL estimates, as they reduce credit risk. As of March 31, 2013 and December 31, 2012, net deferred origination fees on loans receivable totaled $23.6 million and $23.4 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Non-accrual loans, excluding loans held for sale, as of March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$436,074	$551	$436,625	$432,157	$554	$432,711
FHA/VA guaranteed residential	38,344	—	38,344	40,177	—	40,177
Other consumer (1)	108	—	108	428	—	428

Total consumer	474,526	551	475,077	472,762	554	473,316
Commercial
Commercial real estate	222,631	646	223,277	189,200	646	189,846
Commercial and industrial	5,292	—	5,292	6,106	—	6,106
Construction and land	106,548	2,697	109,245	109,306	4,382	113,688

Total commercial	334,471	3,343	337,814	304,612	5,028	309,640

Total loans receivable on which accrual of interest has been discontinued	$808,997	$3,894	$812,891	$777,374	$5,582	$782,956

(1)	Includes personal, revolving lines of credit and other consumer loans.

The Company would have recognized additional income had all loans receivable been accounted for on an accrual basis as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Consumer
Residential mortgage	$7,630	$7,294
FHA/VA guaranteed residential	719	2,456
Other consumer	4	8

Total consumer	8,353	9,758
Commercial
Commercial real estate	3,881	2,908
Commercial and industrial	147	69
Construction and land	1,482	4,112

Total commercial	5,510	7,089

Total interest income	$13,863	$16,847

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s aging of loans receivable, excluding non-accrual loans, as of March 31, 2013 and December 31, 2012, is as follows:

As of March 31, 2013

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total
(Dollars in thousands)	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$2,489,877	$11,482	$129,436	$—	$—	$—	$2,619,313	$11,482	$2,630,795
FHA/VA guaranteed residential mortgage	10,533	—	4,175	—	4,415	—	19,123	—	19,123
Other consumer	21,394	164	447	—	907	—	22,748	164	22,912

Total consumer	2,521,804	11,646	134,058	—	5,322	—	2,661,184	11,646	2,672,830
Commercial
Commercial real estate	218,963	684,188	15,021	—	—	—	233,984	684,188	918,172
Commercial and industrial	117,704	1,436,120	494	—	454	—	118,652	1,436,120	1,554,772
Construction and land	32,525	191,483	4,497	—	—	—	37,022	191,483	228,505

Total commercial	369,192	2,311,791	20,012	—	454	—	389,658	2,311,791	2,701,449

Total loans	$2,890,996	$2,323,437	$154,070	$—	$5,776	$—	$3,050,842	$2,323,437	$5,374,279

As of December 31, 2012

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total
(Dollars in thousands)	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$2,548,403	$11,587	$127,265	$—	$—	$—	$2,675,668	$11,587	$2,687,255
FHA/VA guaranteed residential mortgage	9,459	—	3,934	—	6,129	—	19,522	—	19,522
Other consumer	22,622	39	506	—	1,118	—	24,246	39	24,285

Total consumer	2,580,484	11,626	131,705	—	7,247	—	2,719,436	11,626	2,731,062
Commercial
Commercial real estate	246,642	630,923	43,653	—	—	—	290,295	630,923	921,218
Commercial and industrial	124,176	1,420,918	110	—	413	—	124,699	1,420,918	1,545,617
Construction and land	33,254	156,446	4,257	—	—	—	37,511	156,446	193,957

Total commercial	404,072	2,208,287	48,020	—	413	—	452,505	2,208,287	2,660,792

Total loans	$2,984,556	$2,219,913	$179,725	$—	$7,660	$—	$3,171,941	$2,219,913	$5,391,854

During 2012, the Company changed how it determines the amount of loans to be reported as TDRs. Modified loans (including mortgage loans which have reset) continue to be accounted for as TDRs, but are removed from amounts reported as TDRs, if: (a) they were modified in a prior calendar year; (b) the borrower has made at least six consecutive payments in accordance with their modified terms; and (c) the new effective yield was at least equal to the market rate for similar loans at the time of modification. In addition to the aforementioned criteria, the loan must not have a payment reset pending. Prior period balances were not adjusted in order to reflect the change in amount reported as TDRs.

Loans considered TDRs and non-accrual TDRs (excluding loans held for sale), grouped by major modification types, as of March 31, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)	As of March 31, 2013		As of December 31, 2012
Modification Type	Total TDR Balance	TDRs on Non-Accrual Status	Total TDR Balance	TDRs on Non-Accrual Status
Deferral of principal and/or interest	$150,744	$65,379	$167,810	$72,196
Combined temporary rate reduction and term extension	403,885	244,099	478,578	250,804
Maturity or term extension	42,920	36,363	54,679	43,568
Forbearance	8,908	6,915	9,768	7,529
Permanent payment reduction	13,183	1,759	13,903	2,334
Other	146,118	72,406	103,869	52,308

	$765,758	$426,921	$828,607	$428,739

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The non-accrual TDRs presented in the table above include those TDRs the are currently performing in accordance with their modification terms, but do not meet the criteria to be returned to accrual status because (a) six consecutive payments have not yet been made, or (b) six consecutive payments have been made, but there exists a pending reset which (i) will increase the monthly payment by more than 25%, and (ii) either the borrower’s debt service to income ratio is greater than 40%, or the property loan-to-value ratio is greater than 80%. Of the total non-accrual TDRs, $128.6 million and $109.9 million are currently performing in accordance with their modified contractual terms (less than four payments in arrears for residential mortgage loans and less than 90 days past due for all other categories) as of March 31, 2013 and December 31, 2012, respectively.

Loan modifications considered TDRs that were completed during the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013			2012
(In thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non FHA/VA	428	$58,265	$64,964	348	$45,650	$45,940
Other consumer	—	—	—	18	107	107

Total consumer	428	58,265	64,964	366	45,757	46,047
Commercial
Commercial real estate	14	4,543	4,610	1	625	625
Commercial and industrial	1	2,228	2,208	2	716	579

Total commercial	15	6,771	6,818	3	1,341	1,204

Total loan modifications	443	$65,036	$71,782	369	$47,098	$47,251

The post-modification amounts which are greater than their pre-modification amounts result from including amounts due from the borrower for the Company’s previous payments for property taxes, insurance, and other fees on behalf of the borrower. In certain circumstances, such fees are paid by the Company in order to maintain its lien position, or otherwise protect the Company’s interest in the property during the period in which the borrower was delinquent or otherwise negligent in making timely payments.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate on modified loans than do defaults on newly originated loans. Therefore, modified loans present a higher risk of loss than do newly originated loans.

Loan modifications considered TDRs that were modified within the twelve months prior to March 31, 2013 or 2012, as applicable, and whose borrower re-defaulted (defaulted on its obligation persuant to the terms of the modified loan) during the three months ended March 31, 2013 or 2012, as applicable, were as follows:

	March 31, 2013		March 31, 2012
(In thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Consumer
Residential mortgage - non FHA/VA	132	$22,240	41	$4,723
Other consumer	—	—	—	—

Total consumer	132	22,240	41	4,723
Commercial
Commercial real estate	5	1,116	2	301
Construction and land	1	374	—	—

Total commercial	6	1,490	2	301

Total recidivism	138	$23,730	43	$5,024

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2013, the Company would have recognized $6.4 million in additional interest income had all TDR loans been accounted for on an accrual basis.

As of March 31, 2013 and December 31, 2012, construction and land TDRs totaled $62.1 million and $64.0 million, respectively, with commitments to disburse additional funds of $1.0 million and $1.3 million, respectively, on those construction and land TDRs.

The following table presents the held for investment commercial and industrial, commercial real estate and construction and land loans portfolios by risk category.

	As of March 31, 2013
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$902,149	$29,421	$204,434	$4,276	$1,169	$1,141,449
Commercial and industrial	1,555,871	1,124	2,044	89	936	1,560,064
Construction and land	222,290	3,366	108,115	3,979	—	337,750

Total	$2,680,310	$33,911	$314,593	$8,344	$2,105	$3,039,263

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The activity in the Company’s ALLL for the quarters ended March 31, 2013 and 2012 was as follows:

	Quarter ended March 31, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$94,099	$2,568	$96,667	$22,351	$9,792	$6,533	$38,676	$135,343
Provision for loan and lease losses	9,304	95	9,399	3,837	3,820	1,667	9,324	18,723
Losses charged to the allowance	(13,992)	(548)	(14,540)	(9,598)	(3,897)	(2,853)	(16,348)	(30,888)
Recoveries	1,519	187	1,706	399	7	—	406	2,112

Balance at end of period	$90,930	$2,302	$93,232	$16,989	$9,722	$5,347	$32,058	$125,290

Reported balance of loans(1)	$3,067,420	$23,021	$3,090,441	$1,141,449	$1,560,064	$337,750	$3,039,263	$6,129,704

ALLL for loans subject to impairment measurement	$54,983	$—	$54,983	$5,235	$632	$2,115	$7,982	$62,965

Reported balance of loans subject to impairment measurement	$1,031,473	$—	$1,031,473	$279,016	$9,597	$119,276	$407,889	$1,439,362

ALLL for non-impaired loans	$35,947	$2,302	$38,249	$11,754	$9,090	$3,232	$24,076	$62,325

Reported balance of non-impaired loans	$2,035,947	$23,021	$2,058,968	$862,433	$1,550,467	$218,474	$2,631,374	$4,690,342

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $57.5 million and $1.0 million, respectively.

	Quarter ended March 31, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$58,369	$4,957	$63,326	$12,908	$8,628	$17,747	$39,283	$102,609
Provision for loan and lease losses	68,929	(399)	68,530	19,486	558	26,607	46,651	115,181
Losses charged to the allowance	(32,331)	(1,319)	(33,650)	(6,344)	(27)	(11,434)	(17,805)	(51,455)
Recoveries	116	268	384	70	1	—	71	455

Balance at end of period	$95,083	$3,507	$98,590	$26,120	$9,160	$32,920	$68,200	$166,790

Reported balance of loans(1)	$3,274,317	$32,205	$3,306,522	$950,586	$1,306,845	$375,716	$2,633,147	$5,939,669

ALLL for loans subject to impairment measurement	$55,102	$—	$55,102	$19,400	$1,386	$30,877	$51,663	$106,765

Reported balance of loans subject to impairment measurement	$876,393	$—	$876,393	$264,751	$7,312	$147,782	$419,845	$1,296,238

ALLL for non-impaired loans	$39,981	$3,507	$43,488	$6,720	$7,774	$2,043	$16,537	$60,025

Reported balance of non-impaired loans	$2,397,924	$32,205	$2,430,129	$685,835	$1,299,533	$227,934	$2,213,302	$4,643,431

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $75.8 million and $1.3 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s recorded investment (unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance, and the related allowance, as of March 31, 2013 and December 31, 2012.

	March 31, 2013				December 31, 2012
(In thousands)	UPB	Recorded Investment	Related Allowance	Reserve % (1)	UPB	Recorded Investment	Related Allowance	Reserve % (1)
With no allowance recorded at the report date:
Residential	$258,905	$207,813	$—	—%	$—	$—	$—	—%

Total consumer	258,905	207,813	—	—%	—	—	—	—%
Commercial real estate	277,313	221,703	—	—%	186,516	145,918	—	—%
Commercial and industrial	23,132	6,457	—	—%	14,637	1,943	—	—%
Construction and land	100,608	99,489	—	—%	111,896	110,769	—	—%

Total commercial	401,053	327,649	—	—%	313,049	258,630	—	—%

With allowance recorded at the report date:
Residential	854,680	823,660	54,983	6.68%	1,074,328	1,000,042	57,931	5.79%

Total consumer	854,680	823,660	54,983	6.68%	1,074,328	1,000,042	57,931	5.79%
Commercial real estate	65,341	57,313	5,235	9.13%	121,140	106,454	10,537	9.90%
Commercial and industrial	3,207	3,140	632	20.13%	7,632	7,565	1,445	19.10%
Construction and land	19,793	19,787	2,115	10.69%	21,788	21,698	3,702	17.06%

Total commercial	88,341	80,240	7,982	9.95%	150,560	135,717	15,684	11.56%

Total
Residential	1,113,585	1,031,473	54,983	5.33%	1,074,328	1,000,042	57,931	5.79%

Total consumer	1,113,585	1,031,473	54,983	5.33%	1,074,328	1,000,042	57,931	5.79%
Commercial real estate	342,654	279,016	5,235	1.88%	307,656	252,372	10,537	4.18%
Commercial and industrial	26,339	9,597	632	6.59%	22,269	9,508	1,445	15.20%
Construction and land	120,401	119,276	2,115	1.77%	133,684	132,467	3,702	2.79%

Total commercial	489,394	407,889	7,982	1.96%	463,609	394,347	15,684	3.98%

Total	$1,602,979	$1,439,362	$62,965	4.37%	$1,537,937	$1,394,389	$73,615	5.28%

(1)	Gross reserve percentage represents the amount of related allowance to recorded investment.

The following tables provide the Company’s average recorded investment in impaired loans and the related interest income recognized during period that the loans were impaired for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$1,015,757	$9,455	$923,521	$9,698

Total consumer	1,015,757	9,455	923,521	9,698
Commercial
Commercial real estate	265,694	947	246,828	1,353
Commercial and industrial	64,392	106	9,504	94
Construction and land	71,032	55	143,994	1,904

Total commercial	401,118	1,108	400,326	3,351

Total	$1,416,875	$10,563	$1,323,847	$13,049

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Interest income may be recognized on a cash basis if certain conditions are met. For TDRs where impairment is measured based on the present value of expected future cash flows, the entire change in present value is recognized as a provision for loan and lease losses. Therefore, interest income in the table above does not include any interest based on the change in present value attributable to the passage of time.

12. Accounts Receivable

The Company reported accounts receivable of $39.1 million and $41.6 million as of March 31, 2013 and December 31, 2012, respectively. Total accounts receivable include $16.6 million and $17.6 million related to claims for loans foreclosed to FHA and VA as of March 31, 2013 and December 31, 2012, respectively.

13. Servicing Activities

The changes in servicing assets measured using the fair value method for the three months ended March 31, 2013 and 2012 is presented below:

	Three months ended March 31,
(In thousands)	2013	2012
Balance at beginning of period	$99,962	$112,303
Capitalization of servicing assets	4,576	2,083
Sales of servicing asset (1)	(1,783)	—
Servicing release due to repurchase (2)	(297)	(148)
Change in fair value and amortization	(1,852)	(2,232)

Balance at end of period (3)	$100,606	$112,006

(1)	Amount represents MSRs sales related to $123.7 million in principal balance of mortgage loans for the three months ended March 31, 2013.
(2)

Amount represents the adjustment of MSR fair value related to the repurchase of $22.1 million and $10.3 million in principal balance of mortgage loans serviced for others for the three months ended March 31, 2013 and 2012, respectively.

(3)

Outstanding balance of loans serviced for third parties totaled to $7.4 billion and $7.8 billion as of March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, outstanding balance includes $5.5 million and $6.9 million of loans being serviced under sub-servicing arrangements, respectively.

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The CPR assumptions employed for the valuation of the Company’s servicing assets for the three months ended March 31, 2013 was 8.1% compared to 7.5% for the corresponding 2012 period.

Discount rate assumptions for the Company’s servicing assets were stable for the quarters ended March 31, 2013 and 2012, which were 11.1% and 11.2%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at March 31, 2013 and 2012 was 7.0 years and 7.1 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At March 31, 2013 and December 31, 2012, fair values of the Company’s retained interest were based on internal models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs). For additional information regarding the fair value measurement of IOs, refer to note 26.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The weighted-averages of the key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2013, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$100,606	$40,414
Weighted-average expected life (in years)	7.0	6.3
Constant prepayment rate (weighted-average annual rate)	8.1%	6.5%
Decrease in fair value due to 10% adverse change	$(3,479)	$(877)
Decrease in fair value due to 20% adverse change	$(6,781)	$(1,722)
Residual cash flow discount rate (weighted-average annual rate)	11.1%	13.0%
Decrease in fair value due to 10% adverse change	$(3,916)	$(1,493)
Decrease in fair value due to 20% adverse change	$(7,555)	$(2,870)

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

This methodology used in the valuation model of the IOs resulted in a CPR of 6.5% and 8.0% for the three months ended March 31, 2013 and 2012, respectively. The change in the CPR between 2013 and 2012 was due mostly to a decrease in the refinance activity of its portfolio during 2013.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% for both three months ended March 31, 2013 and 2012.

The activity of interest-only strips is shown below:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$41,669	$43,877
Amortization	(1,259)	(1,849)
Gain on the IO value	4	95

Balance at end of period	$40,414	$42,123

The gain in IO value results from the general decrease in market interest rates during the period.

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of March 31, 2013, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates (Basis Points)	Constant Prepayment Rate	Weighted-Average Expected Life (Years)	Change in Fair Value of IOs	Percentage of Change
200	4.30%	7.2	$(6,281)	(15.50)%
100	5.33%	6.8	(3,536)	(8.70)%
50	6.02%	6.5	(2,033)	(5.00)%
Base	6.54%	6.3	—	— %
-50	7.07%	6.1	1,415	3.50%
-100	7.56%	5.9	1,974	4.90%
-200	8.02%	5.7	3,056	7.60%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Servicing Related Matters

At March 31, 2013, escrow funds and custodial accounts included approximately $96.1 million deposited with Doral Bank. These funds are included within the cash and due from banks caption in the Company’s accompanying consolidated financial statements. Escrow funds and custodial accounts also included approximately $29.8 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $20.0 million, respectively, as of March 31, 2013.

14. Sale and Securitization of Mortgage Loans

For the three months ended March 31, 2013 and 2012, the unpaid principal balance of loan sales and securitizations totaled $270.2 million and $124.5 million, respectively. Loans with servicing released or derecognized due to repurchases totaled $22.1 million and $10.3 million for the three months ended March 31, 2013 and 2012, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At March 31, 2013 and December 31, 2012, mortgage servicing advances totaled $78.1 million and $72.7 million, respectively, net of a reserve for possible losses of $11.9 million and $11.2 million, respectively.

In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 29% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of March 31, 2013, no servicing agreements have been terminated.

15. Real Estate Held for Sale, net

The Company acquires real estate held for sale through foreclosure proceedings. Real estate held for sale, net totaled $118.9 million and $111.9 million as of March 31, 2013 and December 31, 2012, respectively.

The following table provides the balances of real estate held for sale, net for the periods indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Residential	$70,040	$61,648
Commercial	21,115	22,148
Construction and land	27,784	28,127

Balance at end of period	$118,939	$111,923

The following table presents activity of real estate held for sale, net for the periods indicated:

(Dollars in thousands)	No. of units	Three months ended March 31, 2013	No. of units	Three months ended March 31, 2012
Balance at beginning of period	661	$111,923	592	$121,153
Additions	146	19,470	90	14,436
Sales	124	(10,337)	39	(5,118)
Retirements	—	—	3	(177)
Provision for OREO losses	—	(2,117)	—	(2,879)

Balance at end of period	683	$118,939	640	$127,415

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

16. Deposits

The following table summarizes deposit balances as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Brokered deposits	$1,937,243	$1,996,235
Certificates of deposit	1,239,373	1,023,174
Money markets accounts	171,500	154,173
NOW and other transactions accounts	767,095	769,152
Regular savings	324,496	332,614

Total interest-bearing	4,439,707	4,275,348
Non-interest-bearing deposits	343,185	352,660

Total deposits	$4,782,892	$4,628,008

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

Securities sold under agreements to repurchase consisted of the following:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Repurchase agreements with maturities ranging from July 2013 to June 2015 (2012 - July 2013 to June 2015), at various fixed rates with the weighted average rate of 2.19% and 2.19% at March 31, 2013 and December 31, 2012, respectively.	$89,500	$89,500
Structured repurchase agreement with a maturity of February 2014 at a rate of 2.98% at March 31, 2013 and December 31, 2012, with a callable date of May 2013 (2012 - call date was February 2013).	100,000	100,000

	$189,500	$189,500

Maximum repurchase agreements outstanding at any month end during the three month period ended March 31, 2013 was $189.5 million. The approximate average daily outstanding balance of securities sold under repurchase agreements for the three month period ended March 31, 2013 was $189.5 million. The weighted-average interest of such agreements, computed on a daily basis was 2.64% for the three month period ended March 31, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

18. Advances from FHLB

Advances from FHLB consisted of the following, as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Non-callable advances with maturities ranging from September 2013 to February 2016 at various fixed rates with a weighted average of 3.66% and 3.09% at March 31, 2013 and December 31, 2012, respectively.	$934,962	$1,180,413
	$934,962	$1,180,413

Maximum advances outstanding at any month end during the three month period ended March 31, 2013 were $1.0 billion. The approximate average daily outstanding balance of advances from FHLB for the three month period ended March 31, 2013 was $1.0 billion. The weighted-average interest of such advances, computed on a daily basis was 3.44% for the three month period ended March 31, 2013.

At March 31, 2013, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.4 billion to secure the above advances from FHLB, which generally the counterparty is not permitted to sell or repledge.

The advances from FHLB are subject to early termination fees.

19. Loans Payable

At March 31, 2013 and December 31, 2012, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and a borrowing with a U.S. third-party secured by a construction line of credit.

Outstanding loans payable consisted of the following:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Secured borrowings with local financial institutions, at variable interest rates tied to a 3-month LIBOR with a weighted average of 1.79% and 1.80% at March 31, 2013 and December 31, 2012, respectively, collateralized by residential mortgage loans.	$250,793	$253,877
Secured borrowings with local financial institutions, at fixed interest rates with a weighted average of 7.28% at both March 31, 2013 and December 31, 2012, respectively, collateralized by residential mortgage loans.	12,488	12,590
Secured borrowing with a U.S. third-party at 6.50% plus or minus Doral’s rate on the underlying loan (7.34% and 7.29% at March 31, 2013 and December 31, 2012, respectively), collateralized by a construction line of credit, maturing on July 8, 2015.	5,189	3,708

	$268,470	$270,175

The expected maturity date of secured borrowings based on collateral is from April 2013 to December 2025. The maximum loans payable balance outstanding at any month end during the three month period ended March 31, 2013 were $269.6 million. The approximate average daily outstanding balance of loans payable for the three month period ended March 31, 2013 was $269.6 million. The weighted-average interest of such borrowings, computed on a daily basis was 2.02% for the three month period ended March 31, 2013.

At March 31, 2013 and December 31, 2012, the Company had $90.4 million and $94.4 million, respectively, of loans held for sale and $172.6 million and $172.0 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

20. Notes Payable

Notes payable consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	99,256	99,201
$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,646	39,628
$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,569	29,560
Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from June 2013 to December 2029, paying interest monthly.	36,295	36,295
Bonds payable at a fixed rate of 6.25%, with maturities ranging from June 2013 to December 2029, paying interest monthly.	7,000	7,000
Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	5,612	7,412
$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.50%), due on July 21, 2020, paying interest quarterly commencing on January 2011.	249,859	249,855
$331.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus ranges from 1.47% to 2.50%), due on May 26, 2023, paying interest quarterly commencing on November 2012.	326,375	326,263
$251.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus ranges from 1.45% to 3.25%), due on December 19, 2022, paying interest quarterly commencing on June 2013.	248,731	248,673

	$1,042,343	$1,043,887

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through AFICA. The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2013, the outstanding principal balance of the bonds was $43.3 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2013 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

For additional information regarding the $250.0 million notes issued during 2010 and $331.0 million and $251.0 million notes issued during 2012, please refer to note 28.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company made the election to remain subject to the provisions of the 1994 Code for Doral Financial, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, CB, LLC (currently Doral Recovery II) and Doral Investment. In the past, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code.

In the fourth quarter of 2012, the Company reassessed whether a valuation allowance for deferred tax assets at Doral Financial Corporation was needed. The Company’s evaluation considered that: (i) Doral Financial Corporation is in a three-year cumulative loss position, but its core business has shown stable results in recent quarters; (ii) the conversion of Doral Insurance Agency to a limited liability company and its election to be treated as a partnership which will allow Doral Insurance Agency to consolidate its income and expenses into Doral Financial Corporation going forward, as clarified by a tax ruling with the Puerto Rico Treasury Department and; (iii) Doral Financial Corporation’s transfer, effective January 3, 2013, of certain non-performing assets to a newly formed Puerto Rico corporate subsidiary, “Doral Recovery”, for regulatory and business purposes, which will reduce Doral Financial Corporation’s stand-alone volatility in earnings. Based on the Company’s evaluation of both positive and negative evidence, management concluded that the objective positive evidence related to the: (i) Doral Insurance Agency profitable business to be considered as part of Doral Financial Corporation results going forward and; (ii) the reduction of credit losses and volatility to Doral Financial Corporation stand-alone results from the transfer of non-performing assets to another entity outweighed the negative evidence and that it is more likely than not that a portion of Doral Financial Corporation’s deferred tax assets will be realized. Based on the evaluation, during the fourth quarter of 2012, the Company released $50.6 million valuation allowance for deferred tax assets at Doral Financial Corporation.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Income Tax Expense (Benefit)

The components of income tax expense (benefit) are summarized below:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Current income tax expense—United States	$1,135	$1,839
Deferred income tax expense (benefit):
Puerto Rico	1,952	(113,895)
United States	845	(568)

Total deferred income tax expense (benefit)	2,797	(114,463)

Total income tax expense (benefit)	$3,932	$(112,624)

The current income tax expense of $1.1 million for the three months ended March 31, 2013 was related to the growth of U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax expense of $2.8 million for the three months ended March 31, 2013, resulted mainly from the improved profitability at Doral Financial Corporation due to the conversion of Doral Insurance Agency to a limited liability company and electing partnership treatment as well as by growth at Doral Mortgage and the U.S. operations.

Deferred Tax Components

The Company’s DTA consists primarily of net operating loss carry-forwards, allowance for loan losses and other temporary differences arising from the daily operations of the Company.

Prior to March 2012, the largest component of the DTA arose from the IO DTA, which represented a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. The intangible asset was created by a series of closing agreements that Doral entered into with the Commonwealth of Puerto Rico, which were entered into in 2004 through 2010. On March 26, 2012 Doral signed a new closing agreement (the “Closing Agreement”) specifying the terms and conditions under which Doral could recover certain amounts paid as taxes to the Commonwealth of Puerto Rico for certain years prior to 2005. In the Closing Agreement, the Commonwealth of Puerto Rico states that as of March 26, 2012 it has a payable to Doral of approximately $230.0 million resulting from past Doral tax payments (prepaid tax), and that Doral has the right to use the amount due from the Commonwealth of Puerto Rico to offset future Doral tax obligations, or that Doral may claim a refund that the Commonwealth of Puerto Rico may pay over a five-year period. The Closing Agreement clearly states and recognizes the source of the amount of past taxes paid by Doral, and the Commonwealth of Puerto Rico’s obligation to return the overpayments to Doral.

NOLs generated between 2005 and 2012 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of March 31, 2013, will expire beginning in 2016 until 2023 for Puerto Rico entities and 2025 through 2033 for United States entities filing in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

The Company evaluates its DTA to determine if it can be realized. The deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the DTA to the amount that is more likely than not to be realized.

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

The Company had two Puerto Rico entities which are currently in a loss position, Doral Bank and Doral Recovery. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. As of March 31, 2013 and December 31, 2012, based on the Company’s evaluation of all available evidence in determining whether the valuation allowance was needed, the Company determined that it was more likely than not that $290.3 million and $284.6 million, respectively, of its gross DTA would not be realized and maintained a valuation allowance for that amount.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Deferred tax assets and liabilities by legal entity were as follows:

	As of March 31, 2013
(Dollars in thousands)	Doral Financial Corporation	Doral Recovery	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Net operating loss carry-forwards	$41,401	$1,406	$180,689	$—	$—	$—	$1,308	$224,804
Allowance for loan and lease losses	1,087	2,093	39,945	—	—	2,124	3,095	48,344
Capital loss carry-forward	4,344	—	15,228	—	—	3	—	19,575
Reserve for losses on OREO	322	3,005	17,361	—	—	114	—	20,802
Unrealized loss on investment securities available for sale	—	—	—	—	—	—	—	—
Other	6,574	466	25,804	395	958	2,960	78	37,235

Gross deferred tax assets	53,728	6,970	279,027	395	958	5,201	4,481	350,760
Valuation allowance	(4,344)	(6,970)	(279,027)	—	—	—	—	(290,341)

Net deferred tax assets	49,384	—	—	395	958	5,201	4,481	60,419
Differential in tax basis of IOs	(12,124)	—	—	—	—	—	—	(12,124)
Unrealized gains on investment securities available for sale	(1)	—	(292)	—	—	—	—	(293)
Other	—	—	(240)	(173)	—	(1,296)	(273)	(1,982)

Gross deferred tax liabilities	(12,125)	—	(532)	(173)	—	(1,296)	(273)	(14,399)

Net deferred tax (liability) asset	$37,259	$—	$(532)	$222	$958	$3,905	$4,208	$46,020

	As of December 31, 2012
(Dollars in thousands)	Doral Financial Corporation	Doral Recovery	Doral Bank PR Division(1)	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Net operating loss carry-forwards	40,824	—	172,443	1,110	—	—	2,252	216,629
Allowance for loan and lease losses	3,344	—	43,142	—	—	2,360	2,928	51,774
Capital loss carry-forward	4,344	—	15,227	—	—	3	—	19,574
Reserve for losses on OREO	3,376	—	15,980	—	—	114	—	19,470
Unrealized losses on investment securities available for sale	—	—	—	—	—	—	—	—
Other	9,215	—	27,239	412	958	2,254	390	40,468

Gross deferred tax assets	61,103	—	274,031	1,522	958	4,731	5,570	347,915
Valuation allowance	(10,550)	—	(274,031)	—	—	—	—	(284,581)

Net deferred tax assets	50,553	—	—	1,522	958	4,731	5,570	63,334
Differential in tax basis of IOs sold	(12,501)	—	—	—	—	—	—	(12,501)
Unrealized gains on investment securities available for sale	(1)	—	(352)	—	—	—	—	(353)
Other	—	—	(241)	(180)	—	(908)	(435)	(1,764)

Gross deferred tax liabilities	(12,502)	—	(593)	(180)	—	(908)	(435)	(14,618)

Net deferred tax asset (liability)	$38,051	$—	(593)	$1,342	$958	$3,823	$5,135	$48,716

(1)	The deferred tax assets and liabilities of Doral Bank are segregated between the P.R. and U.S. divisions as the related deferred tax assets and liabilities are from different tax jurisdictions.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance in entities for which Doral has elected the 1994 Code, are recorded at the 39% tax rate in effect under the 1994 Code. As of March 31, 2013, net DTAs totaling $286.5 million were at the higher rates, pursuant to the 1994 Code, with a valuation allowance of $263.7 million. DTAs of $21.2 million were at the 30.00% tax rate with a valuation allowance of $7.0 million, while net DTAs of $28.7 million with a valuation allowance of $19.6 million were at other tax rates.

Taxable P.R. entities with positive core earnings do not have a valuation allowance on DTAs recorded since they are expected to continue to be profitable. At March 31, 2013, the net DTA associated with these companies, Doral Mortgage, Doral Financial Corporation and Doral Insurance Agency, the latter two which have been treated as a partnership since 2012 for tax purposes, was $38.4 million, compared to $40.4 million at December 31, 2012. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

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

As of March 31, 2013 and December 31, 2012, the DTA valuation allowance off-set the following deferred tax assets:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Net operating loss carry-forwards	$182,095	$172,443
Allowance for loan and lease losses	42,038	45,482
Capital loss carry-forward	19,572	19,571
Reserve for losses on real estate held for sale	20,366	19,356
Other	26,270	27,729

Total valuation allowance	$290,341	$284,581

Accounting for Uncertainty in Income Taxes

During 2012, the Company recognized a tax expense of $1.9 million, for an uncertain tax position arising from an IRS audit finding related to the treatment of a U.S. NOL. The Company appealed the finding. As of March 31, 2013 and December 31, 2012, the Company had accrued interest and penalties on unrecognized tax benefits of $1.0 million and $1.0 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

22. Guarantees

In the ordinary course of business, at the time of the loan sales to third parties, and in certain other circumstances, such as in the event of early or first payment default, the Company makes certain representations and warranties to purchasers and insurers of mortgage loans regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, the Company may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the three months ended March 31, 2013, the Company repurchased loans totaling $0.7 million, compared to $2.1 million for the corresponding period in 2012. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on the Company’s consolidated statement of financial condition. Under these arrangements, as part of its servicing responsibilities, Company is required to advance the scheduled payments of principal, interest and taxes whether or not collected from the underlying borrower. While the Company expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans was $84.0 million and $89.2 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Company’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that requires the Company to repurchase or substitute any loan that is 90—120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as when the unpaid principal balance of the mortgage loans falls below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaches a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2013 and December 31, 2012, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $508.7 million and $531.2 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to the Company if it were required to repurchase all loans subject to recourse was $458.3 million and $476.7 million, respectively. The Company’s contingent obligation with respect to its recourse provision is not reflected on the Company’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligations in 2005. The Company’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults and industry standard representations and warranties. For the three months ended March 31, 2013, the Company repurchased at fair value, $6.4 million, pursuant to recourse provisions, compared to $3.7 million, for the corresponding period of 2012.

The Company’s reserve for the amount of credit loss resulting from its recourse exposure totaled $8.7 million and $8.8 million as of March 31, 2013 and December 31, 2012, respectively, and the reserve for other credit-enhanced transactions explained above was $5.7 million and $5.8 million as of March 31, 2013 and December 31, 2012, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the statement of financial condition, for the each of the periods shown:

(In thousands)	Three months ended March 31, 2013
Balance at beginning of period	$8,845
Net charge-offs / termination	(1,129)
Provision for recourse liability	1,018

Balance at end of period	$8,734

23. Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit, commitments to sell loans and the maximum contractual recourse exposure.

(In thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$430,069	$338,948
Commitments to sell loans	134,003	120,931
Commercial and performance standby letter of credit	25	1,225
Maximum contractual recourse exposure	458,258	476,688

Total	$1,022,355	$937,792

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

For additional information on Legal Matters and Banking Regulatory Matters refer to Note 30 of the consolidated financial statements on the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on March 13, 2013 and to Part II, Item 1 of this Quarterly Report on Form 10-Q.

25. Earnings (Losses) Per Share Data

The following table presents the computation of earnings (losses) per share for the periods presented:

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2013	2012
Net Loss (Income):
Net (loss) income	$(12,377)	$2,604
Convertible preferred stock dividend	(2,415)	(2,415)

Net (loss) income attributable to common shareholders	$(14,792)	$189

Weighted-Average Number of Common Shares Outstanding	130,601,272	128,394,657

Net Earnings (Losses) per Common Share (1)	$(0.11)	$—

(1)	For the three month periods ended March 31, 2013 and 2012, net losses per common share represents both the basic and diluted losses per common share, respectively, for each of the periods presented.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of March 31, 2013, there were 40,000 stock options and 3,416,213 shares of restricted stock outstanding.

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

For the three months ended March 31, 2013 and 2012, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 0.31428 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $795.47, or $954.56); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $795.47, or $1,034.11) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

26. Fair Value of Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$615	$—	$—	$615	$619	$—	$—	$619
IOs	40,414	—	—	40,414	41,669	—	—	41,669
Derivatives	—	—	—		15	—	15	—

Total Securities Held for Trading	41,029	—	—	41,029	42,303	—	15	42,288
Securities Available for Sale
Agency MBS	199,191	—	197,888	1,303	207,105	—	205,750	1,355
CMO Government Sponsored Agencies	5,255	—	—	5,255	6,912	—	1,221	5,691
Non-Agency CMOs	—	—	—	—	—	—	—	—
Obligations U.S. Government Sponsored Agencies	44,996	—	44,996	—	44,981	—	44,981	—
Other	27,583	—	—	27,583	28,678	—	—	28,678

Total Securities Available for Sale	277,025	—	242,884	34,141	287,676	—	251,952	35,724
Loans held for sale, at fair value	27,491	—	27,491	—	—	—	—	—
Servicing Assets	100,606	—	—	100,606	99,962	—	—	99,962
Other Derivatives	1,273	—	—	1,273	—	—		—

	$446,151	$—	$270,375	$175,776	$429,941	$—	$251,967	$177,974

Liabilities:
Derivatives (1)	$189	$—	$189	$—	$142	$—	$142	$—

(1)	Forward contracts included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities, measured at fair value on a recurring basis, for the three months ended March 31, 2013 and 2012 are summarized below:

	For the three months ended March 31, 2013
(In thousands)	Balance, beginning of period	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales) and Transfers	Balance, end of period
Securities held for trading
MBS	$619	$(4)	$—	$—	$—	$—	$615
IOs (1)	41,669	(1,255)	—	—	—	—	40,414

Total securities held for trading	42,288	(1,259)	—	—	—	—	41,029
Securities available for sale (2)
Agency MBS	1,355	—	—	(3)	(49)	—	1,303
CMO Government Sponsored Agencies	5,691	—	—	(34)	(402)	—	5,255
Non-Agency CMOs	—	—	—	—	—	—	—
Other	28,678	—	—	(82)	(1,013)	—	27,583

Total securities available for sale	35,724	—	—	(119)	(1,464)	—	34,141
Servicing Assets (3)	99,962	(2,148)	4,575	—	—	(1,783)	100,606
Derivatives	—	1,273	—	—	—	—	1,273

	$177,974	$(2,134)	$4,575	$(119)	$(1,464)	$(1,783)	$177,049

	For the three months ended March 31, 2012
(In thousands)	Balance, beginning of period	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive loss	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales) and Transfers	Balance, end of period
Securities held for trading
MBS	$721	$(29)	$—	$—	$—	$—	$692
IOs (1)	43,877	(1,754)	—	—	—	—	42,123

Total securities held for trading	44,598	(1,783)	—	—	—	—	42,815
Securities available for sale (2)
Agency MBS	1,445	—	—	5	1	—	1,451
CMO Government Sponsored Agencies	6,748	—	—	64	(261)	—	6,551
Non-Agency CMOs	5,621	(4,881)	—	1,314	(202)	—	1,852
Other	29,028	(1,515)	—	1,495	(1,051)	10,519	38,476

Total securities available for sale	42,842	(6,396)	—	2,878	(1,513)	10,519	48,330
Servicing Assets (3)	112,303	(2,380)	2,083	—	—	—	112,006

Balance at end of period	$199,743	$(10,559)	$2,083	$2,878	$(1,513)	$10,519	$203,151

(1)

Changes in fair value are recognized in net gain (loss) on trading assets and derivatives in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the quarter ended March 31, 2013, IOs had a gain of approximately $4,000 due to changes in fair value and amortization of $1.3 million. For the quarter ended March 31, 2012, IOs had a gain of $95,000 due to changes in fair value and amortization of $1.8 million.

(2)	OTTI is recognized within non-interest income. Amortization of premiums and discounts are recognized as interest income on mortgage-backed and investment securities.
(3)

Changes in fair value of servicing assets are recognized as non-interest income within mortgage loan servicing income. The capitalization of servicing assets is recognized as non-interest income within net gain on loans securitized and sold and capitalization of mortgage servicing.

(4)

Amortization of premium and discount of $1.0 million and $2.0 million for the quarters ended March 31, 2013 and 2012, respectively, was recognized within interest income from mortgage-backed and investment securities in the consolidated statement of operations.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table includes quantitative information about significant unobservable inputs used to measure the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Company, such as the prices of prior transactions and/or unadjusted third-party pricing sources.

	As of March 31, 2013
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs	Range of inputs (WA)
IOs	$40,414	Discounted cash flow	Weighted average remaining life	6.3 years
		model	Discount rate	13.0%
			Constant prepayment rate	6.5%
CMO Government Sponsored Agencies	5,255	Discounted cash flow	Zero volatility spread or yield curve spread on MBS	0.54 - 0.79 (0.67)%
		model	Weighted average maturity	120 - 129 (117) months
			Prepayment speed assumption	350 - 486 (385)
Other and Private Securities	5,048	Linear regression	Collateral term to maturity(1)	1.88 - 6.44 (4.41) years
		analysis	Collateral coupon(1)	3.45 - 5.40 (4.24)%
			Collateral weighted average price(1)	97.11 - 99.49 (98.33)
			Collateral weighted average yield(1)	3.74 - 9.23 (5.35)%
			Investment security’s term to maturity(2)	0.85 years
			Investment security’s coupon(2)	3.5%
Servicing asset	100,606	Discounted cash flow	Weighted average remaining life	7.0 years
		model	Discount rate	9.0 - 14.13 (11.1)%
			Constant prepayment rate	7.56 - 8.65 (8.1)%
Derivatives (IRLCs)	1,273	Quoted market price approach	Estimated closing rate	85.0%

	As of December 31, 2012
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs	Range of inputs (WA)
IOs		Discounted cash flow	Weighted average remaining life	5.9 years
	41,669	model	Discount rate	13.0%
			Constant prepayment rate	7.0%
CMO Government Sponsored Agencies	5,691	Discounted cash flow	Zero volatility spread or Yield curve spread on MBS	0.54 - 0.79 (0.67)%
		model	Weighted average maturity	120 - 129 (124) months
			Prepayment speed assumption	405 - 486 (456)
Other and Private Securities	5,006	Linear regression	Collateral term to maturity(1)	2.13 - 6.69 (4.66) years
		analysis	Collateral Coupon(1)	3.45 - 5.40 (4.24)%
			Collateral Weighted average price(1)	98.82 - 100.53 (99.73)
			Collateral Weighted average yield(1)	3.19 - 7.38 (4.63)%
			Investment security’s Term to maturity(2)	1.11 years
			Investment security’s Coupon(2)	3.5%
Servicing asset	99,962	Discounted cash flow	Weighted average remaining life	7.1 years
		model	Discount rate	9.0 - 14.13 (11.1)%
			Constant prepayment rate	7.94 - 9.69 (8.7)%

(1)	Inputs are related to the investment securities’ underlying collateral.
(2)	Inputs are related to the investment securities.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The unobservable inputs used in the fair value measurement of the Company’s IOs and MSRs include constant prepayment rates, discount rates, and the weighted average remaining life of the underlying mortgages. Changes in market interest rates may affect prepayment rates, thereby affecting the remaining life of the underlying mortgages and, ultimately, the fair value of the IOs and MSRs. Discount rates vary according to the perceived risks of a specific loan portfolio. Increases in discount rates result in a lower fair value measurement, while decreases result in a higher fair value measurement.

The Company internally determines the fair value of IOs and MSRs based on discounted cash flows. Constant prepayment rate and discount rate assumptions are developed internally using (1) market derived assumptions and (2) market derived assumptions calibrated to the Company’s loan characteristics and portfolio behavior. These assumptions are then benchmarked to other institutions’ valuation assumptions for MSRs and other retained interests to assess reasonability.

The Company measures the fair value of CMO Government Sponsored Agencies using unobservable inputs such as the zero-volatility spread, yield curve spread on MBSs, the weighted average maturity of the mortgages held as collateral, and prepayment speed assumptions. There is an inverse relationship between the prepayment speed assumption used and the CMOs fair value. Increases in the prepayment speed assumption results in a decrease in the term to maturity for the underlying mortgages, which, in turn, results in a lower CMO fair value measurement. Conversely, decreases in the prepayment speed assumption results in an increase in the term to maturity, thereby resulting in a higher CMO fair value measurement. There is also an inverse relationship between the yield curve spread on MBSs assumption and the CMOs fair value. As the yield curve spread for similar instruments increases relative to the coupon rate on the underlying mortgages, the CMO fair value decreases. Conversely, as the yield curve spread for similar instruments decreases relative to the collateral’s coupon rate, the CMO fair value increases.

The unobservable inputs used in measuring the fair value of securities within the Other category include the security’s term to maturity and coupon rate, as well as the term to maturity, coupon rate, weighted average price and weighted average yield of the mortgages held as collateral. There is an inverse relationship between the collateral’s coupon rate and the fair value of the investment security. Therefore, as the collateral’s coupon rate increases, the fair value measurement will decrease, and vice versa. There is also an inverse relationship between the collateral’s term to maturity and the fair value of the investment security, in which the security’s fair value will increase as the collateral’s term to maturity increases, and vice versa.

The IRLCs on those residential mortgage loans to be held for sale are accounted for as derivatives carried at fair value, in accordance with the applicable accounting guidance. The fair values of the IRLCs are based on the difference between the notional amount of the designated loan commitments and quoted market prices for similar loans, adjusted for an unobservable input. The unobservable input used is the estimated closing rate of the loan commitments, as not all loans are expected to close.

Investment securities available for sale also include securities for which the fair value measurement is provided by third parties. For Agency MBS available for sale securities, the fair value measurement is obtained from a third party provider who uses a tax-exempt basis within a pool-specific valuation model that: (i) creates a projected prepayment speed related to the seasoning of the underlying mortgages; (ii) uses the projected speed together with the unit range to project the tranche cash flow and determine an average life and; (iii) applies the appropriate spread to a curve that is equal to the average life for each tranche, resulting in the yield used to discount the cash flows. The fair value measurement of certain CMO Government Sponsored Agencies is obtained from a third party that uses a yield table analysis considering factors such as; (i) tax status; (ii) coupon rate; (iii) maturity and; (iv) cash flows or prepayments. The fair value measurement of certain securities in the Other category is derived from a third-party broker dealer that uses the value of the collateral to arrive at the security’s fair value. Prices obtained from third parties are evaluated for reasonableness by comparing them against previous quoted prices. In the event that there are significant variances when compared to prior periods, the quotes prices are referred to the third-party price provider for an explanation or validation.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with current accounting guidance. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents financial and non-financial assets subject to fair value measurement on a non-recurring basis at March 31, 2013 and December 31, 2012, and which are still included in the consolidated statement of financial condition as of such dates.

(Dollars in thousands)	Carrying Value	Level 3
March 31, 2013
Loans receivable (1)	$179,883	$179,883
Real estate held for sale (2)	22,856	22,856

Total	$198,923	$198,923

December 31, 2012
Loans receivable (1)	$227,183	$227,183
Real estate held for sale (2)	73,110	73,110

Total	$300,293	$300,293

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

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

The following table summarizes losses relating to assets classified as Level 3 held at the reporting periods.

	Location of Loss Recognized in the Statement of Operations	For the three months ended March 31,
(In thousands)		2013	2012
Loans receivable	Provision for loan and lease losses	$12,473	$14,443
Real estate held for sale	Other real estate owned expenses	2,117	2,879

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of March 31, 2013 and December 31, 2012. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	March 31, 2013
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$573,447	$573,447	$573,447	$—	$—
Restricted cash	63,868	63,868	63,868	—	—
Securities held for trading	41,029	41,029	—	—	41,029
Securities available for sale	277,025	277,025	—	242,884	34,141
Loans held for sale, at fair value	27,491	27,491	—	27,491	—
Loans held for sale, at lower of cost or market (1)	399,346	404,009	—	—	404,009
Loans receivable, net	6,061,880	6,023,892	—	—	6,023,892
Servicing assets, net	100,606	100,606	—	—	100,606
Derivatives	1,273	1,273	—	—	1,273
Financial liabilities:
Deposits	$4,782,892	$4,830,213	$—	$4,830,213	$—
Securities sold under agreements to repurchase	189,500	190,120	—	190,120	—
Advances from FHLB	934,962	904,681	—	904,681	—
Loans payable	268,470	268,470	—	268,470	—
Notes payable	1,042,343	976,003	—	976,003	—
Derivatives	189	189	—	189	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$633,576	$633,576	$633,576	$—	$—
Restricted cash	95,461	95,461	95,461	—	—
Securities held for trading	42,303	42,303	—	15	42,288
Securities available for sale	287,676	287,676	—	251,952	35,724
Loans held for sale, at fair value			—	—	—
Loans held for sale, at lower of cost or market (1)	438,055	439,699	—	—	439,699
Loans receivable, net	6,039,467	5,880,760	—	—	5,880,760
Servicing assets, net	99,962	99,962	—	—	99,962
Derivatives	—	—	—	—	—
Financial liabilities:
Deposits	$4,628,008	$4,672,640	$—	$4,672,640	$—
Securities sold under agreements to repurchase	189,500	190,143	—	190,143	—
Advances from FHLB	1,180,413	1,153,681	—	1,153,681	—
Loans payable	270,175	270,175	—	270,175	—
Notes payable	1,043,887	947,669	—	947,669	—
Derivatives	142	142	—	142	—

(1)	Includes $199.7 million and $213.7 million for March 31, 2013 and December 31, 2012, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.
(2)

Includes approximately $2.3 million and $0.1 million of derivatives held for trading purposes as of March 31, 2013 and December 31, 2012, respectively, as part of accrued expenses and other liabilities in the consolidated statement of financial condition.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Cash and due from banks and restricted cash

The carrying value of short-term financial instruments, which includes cash and due from banks as well as restricted cash, approximates fair value since they have short-term or no stated maturity and pose limited credit risk to the Company. Under the fair value hierarchy, cash and due from banks and restricted cash are classified as Level 1.

Securities held for trading

The Company uses a valuation model that calculates the present value of estimated future cash flows and incorporates the Company’s own estimate of assumptions regarding market participants to determine the fair value of securities held for trading. These securities, which include the Company’s IOs, are classified as Level 3.

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Their fair value is based upon quoted prices for similar instruments in actively traded markets, if available, and classified as Level 2. If quoted prices are not available, fair values are measured using independent pricing models or another model-based valuation technique, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors. Securities with fair values derived from independent pricing or other valuation models are classified as Level 3.

Loans held for sale

Loans held for sale consist primarily of mortgage loans. Loans held for sale have historically been carried at the lower of cost or market on an aggregate portfolio basis. In doing so, the amount by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Effective March 18, 2013, the Company irrevocably elected to carry at fair value each newly originated residential mortgage loan in the Puerto Rico portfolio classified as held for sale. By electing the fair value option, these loans are marked to market and unrealized gains and losses are included in current earnings within the mark-to-market adjustment on loans held for sale, at fair value, in the consolidated statements of operations. This will allow the company to better match the earnings impact of changes in the fair value of the loans held for sale and the derivative contracts entered to economically hedge the interest rate risk associated with the loans held for sale in the Puerto Rico portfolio. The Company’s fair value election does not apply to certain other loans classified as held for sale, such as GNMA loans with right of repurchase or loans pledged to secure borrowings, or any loans in the U.S. portfolio. The market value of loans held for sale, at fair value, is measured using significant other observable inputs, specifically quoted prices for similar assets obtained from the Freddie Mac Conventional Loan Cash Pricing Market, which is an active market. As such, loans held for sale, at fair value, are classified as Level 2. The market value of loans held for sale, at lower of cost or market, is measured using observable and non-observable inputs. Unobservable inputs include a multi-component model for prepayments, weighted average life of the loans and duration. As such, loans held for sale, at lower of cost or market, are classified as Level 3.

Loans receivable

Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), and net of the allowance for loans and lease losses. Loans receivable are classified by type, such as residential mortgage, consumer, commercial real estate, commercial and industrial, and construction and land. The fair value of residential mortgage loans is based on quoted market prices for MBSs, adjusted for specific loan characteristics such as guarantee fees, servicing fees, actual delinquencies, and associated credit risk. For syndicated commercial loans, fair value is measured based on market information from trading activity. For all other loans, the fair value is estimated using a discounted cash flow analysis, based on LIBOR and adjusted for factors the Company believes a market participant would consider in determining fair value for similar assets. The Company classifies loans receivable not subject to nonrecurring fair value adjustments as Level 3.

Deposits

The fair value of deposits with no stated maturity is based on the amount payable on demand as of the respective date. These deposits include non-interest bearing deposits, regular savings, NOW and other transaction accounts, and money market accounts. The fair value measurement of deposits with stated maturities is calculated using a discounted cash flow valuation technique using both observable and unobservable inputs. The observable input used is the broker certificates of deposit curve, while the unobservable input used is the forward curve. Deposits are classified as Level 2 in the fair value hierarchy.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loans payable

Loans payable are secured lending arrangements with local financial institutions that are generally floating rate instruments, and therefore, have fair values determined to be at par. Loans Payable are classified as Level 2 in the fair value hierarchy.

Notes payable, Advances from the FHLB and Securities sold under agreements to repurchase

The fair values of notes payable, advances from the FHLB, and securities sold under agreements to repurchase are measured using a discounted cash flow valuation technique using both observable and unobservable inputs. The observable input used is the LIBOR curve, while the unobservable input used is the forward curve. These liabilities are classified as Level 2 in the fair value hierarchy.

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

As of March 31, 2013 and December 31, 2012, the Company had the following derivative financial instruments outstanding:

	March 31, 2013			December 31, 2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In thousands)		Asset	Liability		Asset	Liability
Derivatives (non hedges):
Forward contracts	$135,000	$—	$(189)	$125,000	$15	$(142)
Interest rate lock commitments	27,612	1,273	—	—	—	—

Total	$162,612	$1,273	$(189)	$125,000	$15	$(142)

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the offsetting of derivative assets and derivative liabilities in accordance with applicable netting agreements, and their net presentation in the statements of financial condition as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
(In thousands)	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position
Description
Forward contracts	Credit Suisse	$422	$(422)	$—

(In thousands)	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position
Description
Forward contracts	Credit Suisse	$442	$(422)	$20
Forward contracts	Citigroup Global Markets	169	—	169

	December 31, 2012
(In thousands)	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position
Description
Forward contracts	Citigroup Global Markets	$23	$(8)	$15

(In thousands)	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position
Description
Forward contracts	Credit Suisse	$142	$—	$142

Cash Flow Hedges

As of both March 31, 2013 and December 31, 2012, the Company did not have pay fixed interest rate swaps designated as cash flow hedges. The Company had previously designated the pay fixed interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from the FHLB. For the three months ended March 31, 2013 and 2012, the Company did not recognize ineffectiveness for the interest rate swaps designated as cash flow hedges. As of March 31, 2013 no unrealized losses on cash flow hedges were recorded in accumulated other comprehensive income. As of March 31, 2012, accumulated other comprehensive income included unrealized losses on the cash flow hedges of $0.4 million, of which the Company expected to reclassify approximately $0.3 million against earnings during a period of twelve months.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the three months ended March 31, 2012. The Company did not have any cash flow derivatives as of March 31, 2013.

(Dollars in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges
March 31, 2012
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(1,427)	$465	$(524)

Trading and Non-Hedging Activities

The following table summarizes the total derivatives positions at March 31, 2013 and 2012, respectively, and their different designations. The table also includes net gains on trading assets and derivatives for the periods indicated.

		March 31, 2013
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain for the three months ended
Derivatives not designated as cash flow hedges:
Forward contracts	Net gain on trading assets and derivatives	$135,000	$(189)	$14
Interest rate lock commitments	Net gain on trading assets and derivatives	27,612	1,273	1,273

		$162,612	$1,084	$1,287

		March 31, 2012
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain for the three months ended
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain on trading assets and derivatives	$180,000	$—	$—
Forward contracts	Net gain on trading assets and derivatives	70,000	(43)	190

		$250,000	$(43)	$190

The Company held $162.6 million and $125.0 million in notional value of derivatives not designated as hedges at March 31, 2013 and December 31, 2012, respectively.

The Company periodically purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve the purchase of out-of-the-money caps to protect the Company from the adverse effects of rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of March 31, 2013 and December 31, 2012, the Company had no outstanding interest rate caps.

The Company periodically enters into forward contracts to create an economic hedge on its mortgage warehouse line and on its MSRs. The notional amount of forward contracts used to create an economic hedge on its MSRs as of March 31, 2013 and 2012, was $50.0 million and $25.0 million, respectively. As of March 31, 2013 and 2012, the Company had a notional amount of $85.0 million and $45.0 million, respectively, of forwards hedging its warehousing line. For the three months ended March 31, 2013,

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

the Company recorded gains of approximately $14,000 on forward contracts, which included losses of $0.5 million related to the economic hedge on its MSRs. For the three months ended March 31, 2012, the Company recorded gains of $0.2 million on forward contracts, including gains of $0.1 million related to the economic hedge on its MSRs.

Interest rate lock commitments (“IRLCs”) are commitments with a loan applicant in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to credit approval. The Company enters into IRLCs in connection with its residential mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivatives instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value, with changes in fair value recorded in earnings as a net gain on trading assets and derivatives in the period they occur. As of March 31, 2013, the Company had a notional amount of $27.6 million in IRLCs. For the three-month period ended March 31, 2013, the Company recorded gains of $1.3 million related to the change in fair value of its IRLCs.

Credit risk related to derivatives arises when amounts receivable from counterparties exceed amounts payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. The Company’s maximum loss related to credit risk is equal to the gross fair value of its derivative instruments. The Company deals only with derivative dealers that are national market makers with strong credit ratings in their derivatives activities. The Company further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to the Company when their unsecured loss positions exceed certain negotiated limits.

Derivative contracts used as economic hedges, such as forward contracts, to which the Company is a party, settle monthly, quarterly or semiannually. Furthermore, The Company has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, the Company’s credit risk exposure related to derivatives contracts at March 31, 2013 and December 31, 2012 was not considered material.

28. Variable Interest Entities

A VIE is a legal entity that, by design, possesses any of the following characteristics: (a) the total equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders; (b) as a group, holders of the equity investment at risk do not possess either: i) the power, through voting or similar rights, to direct the activities that most significantly impact the entity’s economic performance; or ii) the obligation to absorb expected losses or the right to receive the expected residual returns of the entity; (c) symmetry between voting rights and economic interests; (d) substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights (e.g., structures with no substantive voting rights).

Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity and; (ii) having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

The Company has identified four potential sources of variable interests: (i) its servicing portfolio, (ii) its investment portfolio, (iii) its construction lending portfolio; and (iv) the special purpose entities with which the Company is involved. The Company assessed each for the existence of VIEs and determination of possible consolidation requirements. In all instances where the Company identified a variable interest in a VIE, a primary beneficiary analysis was then performed.

Non-consolidated VIEs

Servicing Assets: During the ordinary course of business, the Company transfers financial assets (via whole loan sales/securitizations) for which it retains the right to service those assets. The servicing portfolio is considered a potential source of variable interest and was analyzed to determine the existence of any VIEs requiring consolidation. The servicing portfolio was grouped into three segments: (i) GSEs, (ii) governmental agencies and (iii) private investors. Except for two private investors (further analyzed as investment securities below), the Company concluded that the servicing fee received from providing this service did not represent a variable interest as defined by the guidance. The Company determined that its involvement with these entities is within the ordinary course of business and meets the criteria established to be considered the activities of a service provider (fiduciary in nature) rather than a decision-maker.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Investment Securities: The Company analyzed its investment portfolio and determined that it had several residual interests in Non Agency CMOs which required full analysis to determine the primary beneficiary of those interests. For trading assets and insignificant residual interests, as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary, as it does not have power over the significant activities of the entities. For two residual interests in non-agency CMOs where the Company is also the servicer of the underlying assets, it was determined that due to: (i) the unilateral ability of the issuers to remove the Company from its role as servicer for loans more than 90 days past due; (ii) the issuer’s right to object to the commencement of foreclosure procedures; and (iii) the requirement of issuer authorization of the sales price for all foreclosed property, the Company did not have power over the significant activities of the entity and, therefore, consolidation was not appropriate. During the second quarter of 2012, the Company sold the securities related to the two private investors. Therefore, the Company determined that it no longer had a variable interest in the servicing assets.

Construction Loans: Through its construction portfolio, the Company provides financing to legal entities created with the limited purpose of developing and selling residential or commercial properties. Often these entities do not have sufficient equity investment at risk to finance their activities, and the Company may potentially have a variable interest in the entities, since it may absorb losses related to the loans granted. In situations where the loan defaults or is restructured by the Company, the loan could result in the Company’s potential absorption of the entity’s losses. However, the Company is not involved in the design, operations, or management of these entities and has, therefore, concluded that it does not have the power over those activities that most significantly impact the economic performance of the VIEs. As such, the Company is not the primary beneficiary in any of these entities. The Company will continue to assess this portfolio on an ongoing basis to determine if there are any changes in its involvement with these VIEs that could potentially lead to consolidation treatment.

Assets sold—During 2010, the Company sold to a third-party special purpose entity an asset portfolio consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable, which had a 10-year maturity and a fixed interest rate of 8.0% per annum. The financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit having a 10-year maturity and a fixed interest rate of 8.0% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties.

On July 28, 2012, the Company and the third party amended the existing credit agreement which, for accounting purposes, extinguished the existing loans receivable and extended new loans bearing interest at three-month LIBOR plus 300 basis points. In the event that the three-month LIBOR rate falls below 1.0%, the rate on the note receivable and the line of credit will be 1.0% plus 300 basis points. All amounts owed to the Company by the third party remained unchanged. As of March 31, 2013, the carrying amount of the note receivable was $98.3 million and the carrying amount of the line of credit was $9.1 million, and are reported as commercial and industrial loans receivable. There are no terms or conditions in the amended loan agreement that would change the Company’s considerations or conclusions related to the accounting for the original transfer of the assets.

The pledged assets of the acquirer are comprised of the transferred asset portfolio, in addition to $10.2 million of in-kind capital contributions provided by a single third party. The sole equity holder has unconditionally committed to contribute an additional $7.0 million of capital through July of 2016.

The aforementioned transfer of the portfolio, consisting of construction loans and real estate assets, was accounted for as a sale, with the obtained note receivable recognized at its initial fair value of $96.9 million. The initial fair value measurement of the note receivable was determined using discount rate adjustment techniques with significant unobservable (Level 3) inputs. Management based its fair value estimate using cash flows forecasted, considering the initial and future loan advances, when the various construction project units would be complete, current absorption rates of new housing in Puerto Rico, and a market interest rate that reflects the estimated credit risk of the acquirer and the nature of the loan collateral. The Company considered the loans to be construction loans for the purpose of determining a market rate.

The Company has determined that the acquirer is a VIE, but the Company is not its primary beneficiary. The primary beneficiary of a VIE is an enterprise that has a controlling financial interest in the VIE, which exists when an enterprise has both the power to direct the activities that most significantly impact the VIE’s economic performance, as well as the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The rights provided to the Company as

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

creditor are protective in nature. As the Company does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property, the Company does not have power over the activities that most significantly impact the economic performance of the acquirer. The Company’s maximum exposure to loss from the VIE is limited to the interest and principal outstanding on the note receivable and line of credit. Therefore, the Company is not the primary beneficiary of the VIE.

The following table summarizes the carrying amount of assets related to the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Carrying amount
Loans receivable:
Commercial and industrial	$107,490	$111,884
Construction and land (2)(3)	317,223	285,428
Maximum exposure to loss(1)
Loans receivable:
Commercial and industrial	$107,490	$111,884
Construction and land (2)(3)	317,223	285,428

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

(2)	Does not include construction spot loans and construction development loans to non-developers.
(3)	Net of ALLL of $5.3 million and $6.5 million as of March 31, 2013 and December 31, 2012, respectively.

Consolidated VIEs

Doral CLO I, Ltd. – During the third quarter of 2010, the Company, through its Doral Money subsidiary, entered into a $450.0 million CLO arrangement in which mostly U.S. mainland based commercial loans, as well as cash, were pledged to collateralize AAA rated debt in the amount of $250.0 million from third parties and $200.0 million funded by the Company. The debt originally paid three-month LIBOR plus 1.85%, but was adjusted to three month LIBOR plus 1.50% as the result of a subsequent agreement in 2012. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted senior debt and $200.0 million of subordinated notes due to the Company, whereby the Company receives any excess proceeds after payment of the senior debt, interest, and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral Money is considered the primary beneficiary and, therefore, Doral CLO I, Ltd. is ultimately consolidated within the Company’s financial statements.

Doral CLO II, Ltd. – On April 26, 2012, the Company, through its Doral Money subsidiary, entered into a $416.2 million CLO arrangement in which mostly U.S. mainland based commercial loans, as well as cash, were pledged to collateralize AAA, AA, A, BBB and BB rated notes, as well as a non-rated subordinated debt tranche. Doral CLO II, Ltd. raised approximately $331.0 million from third parties and $85.5 million funded by the Company, at a cost of three-month LIBOR plus a spread ranging from 1.47 to 2.50%. Doral CLO II, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously mentioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes, as well as any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO II, Ltd. Doral Money is considered the primary beneficiary and, therefore, Doral CLO II, Ltd. is consolidated within the Company’s financial statements.

Doral CLO III, Ltd. – On December 17, 2012, the Company, through its Doral Money subsidiary, entered into a $311.0 million CLO arrangement in which mostly U.S. mainland based commercial loans as well as cash were pledged to collateralize AAA, AA, A, BBB and BB rated notes, as well as a non-rated subordinated debt tranche. Doral CLO III, Ltd. raised approximately $251.0 million from third parties and $59.8 million funded by the Company, at a cost of three-month LIBOR plus a spread ranging from 1.45 to 3.25%. Doral CLO III, Ltd. is a variable interest entity created to hold the commercial loans and issued the aforementioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes, as well as any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO III, Ltd. Doral Money is considered the primary beneficiary and, therefore, Doral CLO III, Ltd. is consolidated within the Company’s financial statements.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

A CLO is a securitization where a special purpose entity purchases a pool of assets consisting of loans and issues multiple tranches of equity or notes to investors. Typically, the asset manager has the power over the significant decisions of the VIE through its discretion to manage the assets of the CLO.

Doral CLO I, Ltd. Doral CLO II, Ltd. and Doral CLO III, Ltd. (together referred to as “Doral CLOs”) are VIEs because the entities do not have sufficient equity investment at risk and the Company, through its investment in the subordinated notes, provides additional financial support to each. Management has determined that the Company is the primary beneficiary of the Doral CLOs because it has a variable interest in each through its collateral manager fee and its obligation to both absorb potentially significant losses and the right to receive potentially significant benefits of the CLOs through the subordinated securities held. The most significant activities of the Doral CLOs are those associated with managing the collateral obligations on a day-to-day basis and, as collateral manager, the Company controls the significant activities of the VIEs.

The classifications of assets and liabilities on the Company’s consolidated statements of financial condition associated with the consolidated VIEs follow:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Carrying amount
Cash	$52,623	$85,179
Loans receivable	1,111,076	1,067,640
Allowance for loan and lease losses	(5,831)	(5,526)
Other assets	17,828	17,311

Total assets	1,175,696	1,164,604

Notes payable (third party liability)	824,965	824,791
Other liabilities	4,509	3,327

Total liabilities	829,474	828,118

Net assets	$346,222	$336,486

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

Effective January 1, 2013, the Company redefined its operating segments concurrent with a restructuring plan for its business, as follows: the Puerto Rico segment was renamed Puerto Rico Growth and the Liquidating Operations segment was renamed Recovery. In addition to changing the segment’s name, there are certain differences on how the segments will manage the assets post-restructure reflecting changes in the Company’s strategy.

Prior to the restructuring, the Liquidating Operations segment did not have Residential loans and that Segment’s sole strategy was to liquidate its assets. Post-restructuring, the renamed Recovery segment (formerly Liquidating Operations Segment) now also holds certain residential loans, and the strategy now involves maximizing the benefit to the Company either by: (a) modifying its loans; or (b) liquidating its assets. Under the applicable accounting guidance, when management changes the organization structure, a company should generally prepare its segment information based on the new segments and provide for comparative information for related periods. However, when changes in the structure of a company’s internal organization causes changes to the composition of its reportable segments, it may not be practicable for management to retrospectively revise prior periods. With respect to the January 1, 2013 restructuring, management performed a feasibility analysis which concluded that it was impracticable to retrospectively revise the composition of the Company’s reportable segments.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company currently operates in the following four reportable segments:

•

Puerto Rico Growth – This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a network of 26 branches in Puerto Rico offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

•

United States – This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States which operates three branches in New York and five branches in Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.

•

Recovery – This segment includes the Company’s Puerto Rico domiciled non-performing residential mortgage, consumer, commercial real estate, commercial and industrial and construction and land portfolios, as well as repossessed assets (such as real estate held for sale). The Recovery segment’s purpose is to maximize the Company’s returns on these assets by restructuring and, in some cases, liquidating them. Periodically, the Company will evaluate non-performing loans and other assets to determine if any should be transferred to the Recovery segment. Prior to January 1, 2013, the Recovery segment (previously Liquidating Operations), was comprised primarily of construction and land portfolios (loans and repossessed assets) that the Company managed as part of its workout function. As part of its redefinition of reportable segments, during the three months ended March 31, 2013, the Company transferred approximately $2.0 million in loans and $110.6 million in repossessed assets from the Puerto Rico Growth segment to the Recovery segment. Doral is reflecting the reclassified loans and related income and expenses in the appropriate segment beginning with this Form 10-Q filing.

•

Treasury – The Company’s treasury segment handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies described in the Company’s notes to the consolidated financial statements included in the 2012 Annual Report on Form 10-K, filed with the SEC on March 13, 2013, as well as in Note 2 of the accompanying consolidated financial statements.

The following table presents financial information of the four reportable segments as of March 31, 2013 with the new reportable segment structure. Management determined that it was impracticable to present the segment information for the current period under the previous basis of segmentation. Management also determined that it was impracticable to change the composition of reportable segments for earlier periods; therefore, the Company has presented its prior segment information using the previous reportable segment structure:

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Three months ended March 31, 2013
(Dollars in thousands)	Puerto Rico Growth	United States	Treasury	Recovery	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$26,404	$25,894	$(2,135)	$10,577	$—	$—	$60,740
Intersegment net interest (loss) income	(701)	(562)	2,107	(731)	(113)	—	—
Total net interest income	25,703	25,332	(28)	9,846	(113)	—	60,740
Provision for loan and lease losses	3,328	(170)	—	15,565	—	—	18,723
Non-interest income (loss)	23,871	1,975	842	(1,889)	—	—	24,799
Depreciation and amortization	2,478	440	—	1	121	—	3,040
Non-interest expense	28,854	12,088	1,157	16,149	13,973	—	72,221
Net (loss) income before income taxes	14,914	14,949	(343)	(23,758)	(14,207)	—	(8,445)
Identifiable assets	2,595,301	2,368,931	1,012,011	1,969,320	423,442	—	8,369,005

The following table presents financial information of the four reportable segments as of March 31, 2012 with the previous reportable segment structure:

	Three months ended March 31, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$38,545	$21,130	$(10,946)	$4,010	$—	$—	$52,739
Intersegment net interest (loss) income	(7,074)	(1,707)	10,399	(1,618)	—	—	—
Total net interest income (loss)	31,471	19,423	(547)	2,392	—	—	52,739
Provision for loan and lease losses	87,252	1,367	—	26,562	—	—	115,181
Non-interest income	19,420	868	(4,573)	—	—	—	15,715
Depreciation and amortization	2,895	346	—	1	9	—	3,251
Non-interest expense	39,263	7,060	3,345	6,825	3,549	—	60,042
Net (loss) income before income taxes	(78,519)	11,518	(8,465)	(30,996)	(3,558)	—	(110,020)
Identifiable assets	6,025,449	1,837,531	3,302,335	626,186	—	(3,690,123)	8,101,378

30. Subsequent Events

On April 30, 2013, management of Doral Bank announced its decision to change the composition of certain branches and close four of the 26 retail branches (15.4%) operating in Puerto Rico. The four branches will be merged into neighboring locations effective July 31, 2013.

On April 12, 2013, the Company filed a preliminary Proxy Statement with the SEC including a proposal to effect a reverse stock split of the Company’s outstanding common stock. The conversion ratio will be within the range of one-for-fifteen (1:15) to one-for-twenty-five (1:25) as decided by the Board of Directors. Likewise, there will be a corresponding proportional reduction in the number of authorized shares of the Company’s common stock.

During 2012, the Company recognized a tax expense of $1.9 million, for an uncertain tax position arising from an IRS audit finding related to the treatment of a U.S. net operating loss. The Company appealed the finding and a preliminary agreement was reached with the Internal Revenue Service on April 25, 2013, which may result in a partial release of the uncertain tax position during the second quarter of 2012.

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

•

uncertainty about whether Doral Financial and Doral Bank will be able to fully comply with the terms and conditions of the written agreement dated September 11, 2012 (the “Written Agreement”) that Doral Financial entered into with the Federal Reserve Bank of New York and the consent order dated August 8, 2012 (the “Consent Order”) that Doral Bank entered into with the Federal Deposit Insurance Corporation and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”);

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

•

our reliance on brokered certificates of deposit and our ability to obtain, on a periodic basis, approval from the FDIC to issue brokered certificates of deposit to fund operations and provide liquidity in accordance with the terms of the Consent Order;

•

uncertainty as to what additional actions the FRBNY, FDIC and/or the Office of the Commissioner may take against us if we fail to comply with the Written Agreement, the Consent Order or any other operating condition imposed by any such regulator or if any such regulator determines our financial condition has significantly deteriorated;

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

•

higher credit losses because of federal or state legislation or regulatory action that either: (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

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

•

an increase in our non-interest expense as a result of increases in our FDIC assessments brought about by: (i) additional increases in FDIC deposit insurance premiums and/or special assessments by the FDIC to replenish its insurance fund, or (ii) additional deterioration in our FDIC assessment rating;

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

•

the strategies adopted by the FDIC and the three banks, who purchased in April 2010 three other failed banks in Puerto Rico, in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with those “forced bank sales,” which may adversely affect real estate values in Puerto Rico;

•

potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013, as updated from time to time in the Company’s quarterly and other reports filed with the SEC; and

•

the other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in the 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013, as updated from time to time in the Company’s quarterly and other reports filed with the SEC.

EXECUTIVE SUMMARY

This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of Doral Financial Corporation and its wholly-owned subsidiaries and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

In addition to the information contained in this Form 10-Q, readers should consider the description of the Company’s business contained in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013. While not all inclusive, Items 1 and 1A of the Form 10-K and this Form 10-Q disclose additional information about the business of the Company, risk factors, many beyond the Company’s control, and provides additional detail and discussion of the operating results, financial condition and credit, market and liquidity risks beyond that which is presented in the narrative and tables included herein.

As discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Puerto Rico economy has contracted nearly 13% since the beginning of fiscal year 2007. The sustained recessionary, arguably depressionary, economic conditions have caused the Company to change its business strategies over time and have resulted in a much higher than desired level of non-performing loans in its loan portfolios. In 2007, the Company suspended making any new loans collateralized by construction or land in Puerto Rico. In 2008, the Company suspended new commercial lending activities in Puerto Rico, focusing on servicing its loans to existing commercial customers. In 2009, the Company significantly increased its residential mortgage loans underwriting standards for those loans it retains in its portfolio. Despite these actions which eliminated or reduced new loans to credit challenged customers, the Company’s non-performing loans increased as a result of defaults from previously existing customers. In response to the combination of the Puerto Rico economy and the economic difficulties of the Company’s customers, in 2010 the Company initiated programs to modify the credit terms of a significant number of residential mortgage and commercial borrowers as a means to optimize the performance of the borrowers and the Company. In addition, the Company expanded its U.S. based funding sources and outstanding commercial loans to U.S. businesses, as investment securities and loans in Puerto Rico decreased, in order to generate incremental income to offset costs and losses from certain Puerto Rico-based activities, and undertook actions to reduce its costs of doing business.

The Company expects the conditions that have driven the adoption of its current business strategies to continue, and these conditions are expected to affect the Company’s operating results over the course of the next year. In addition, new conditions will present operational and strategic challenges to the Company that must be managed. The ongoing and new conditions include, but are not limited to, the continuing recessionary economy in some of the markets in which the Company competes, the operational restrictions that have been imposed upon the Company by the consent order with the FDIC and the Office of the Commissioner, and the Written Agreement with the Federal Reserve Bank of New York, the expected consolidation of our competitors in the Puerto Rico market, the continuing growth in the Company’s U.S. business, the reduction of investments and Puerto Rico loans, and the continuing limits on Puerto Rico lending activities. While the Company believes that the first three factors will negatively affect its business and operating results, the Company believes the last two factors will positively affect its business and operating results. The continuing weakness in the economy in Puerto Rico and the mainland United States is expected to continue to adversely affect the quality of the Company’s Puerto Rico home mortgage, commercial real estate, and construction and land portfolios, as well as its ability to generate new quality home mortgage loans – the most significant part of the Company’s business. The Company anticipates that its operating capabilities will be further restricted by the consent order with the FDIC and the Office of the Commissioner, and the Written Agreement with the Federal Reserve Bank of New York, and that compliance with the consent order and the Written Agreement will cause the Company’s operating costs to increase. The Company’s operations will also be negatively affected by the continuing consolidation of other banks in the Puerto Rico market, as these banks, by virtue of their larger size, have greater access to capital and customers than the Company, and the ability to adopt competitive strategies that are adverse to the interests of the Company.

Regarding the benefits of the Company’s strategy to develop U.S. funding and lending opportunities, at March 31, 2013, $2.3 billion of the Company’s $6.2 billion gross loans receivable (37.09%) are to U.S. operating businesses and individuals for business purposes. The Company anticipates that within the next year the Company will expand its U.S. loan exposures to approximately $2.5 billion, as investment securities and loans in Puerto Rico decrease. Funding sources specific to its U.S. businesses, specifically deposits and collateralized loan obligations, aggregated to $2.1billion as of March 31, 2013, with the remainder of the assets funded by the general funding sources available to Doral Bank. The U.S. based commercial loans have lower defaults than the Company’s Puerto Rico commercial loan portfolio. As a result, of the $8.4 million loss before income taxes, the Company’s U.S. business contributed $14.9 million in income before income taxes over the first three months of 2013, compared to income before income taxes of $14.9 million from Puerto Rico Growth. The income before income taxes from the U.S. and Puerto Rico Growth operations were partially offset by a loss before income taxes of $23.8 million from Recovery operations.

The preparation of financial statements and other financial information in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions include management’s estimates affecting the allowance for loan and lease losses, including the provision for loan and lease losses, the conditions under which a loan or security is determined to be accounted for as non-performing, the conditions under which a non-performing loan is returned to accrual status, the circumstances under which a loan is determined to be a TDR, the circumstances under which a TDR is no longer reported as a TDR, the valuation of interest only strips and mortgage servicing rights, when a loan is determined to be of such little value it is charged-off, when a security is considered to be other than temporarily impaired and the credit loss charged to income, the collectability of other receivables, the estimate of income tax expense and payable and the fair values of financial assets and liabilities. Each of these factors requires subjective judgment and those judgments have a significant impact on the Company’s reported results of operations and disclosures. In 2012, the Company changed its loss provision assumptions to better reflect the ongoing economic and regulatory environment in which it operates in Puerto Rico. Each of the identified factors, as well as others not identified, where management is making subjective judgments because the accounting does not relate to actual cash gain or loss but estimated future financial effects, can positively or negatively affect reported earnings. See “Critical Accounting Policies” below.

OVERVIEW OF RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 2013 totaled $12.4 million, compared to net income of $2.6 million for the comparable 2012 period. The Company’s net income decreased $15.0 million for the three months ended March 31, 2013, primarily due to an increase in income tax expense of $116.6 million, partially offset by a decrease in the provision for loan losses of $96.5 million. In addition, the Company saw increased non-interest income of $9.1 million, increased non-interest expenses of $12.0 million, and an improvement in net interest income of $8.0 million.

The Company’s financial results and condition for the three months ended March 31, 2013 included the following:

•

Net interest income for the three months ended March 31, 2013 was $60.7 million, compared to $52.7 million for the corresponding period in 2012. The $8.0 million increase in net interest income for 2013, compared to 2012, was due to a decrease of $4.7 million in total interest expense, combined with an increase in total interest income of $3.3 million. Interest expense is decreasing as older certificates of deposit are maturing and are being replaced by similar duration contracts at lower rates. Interest income is higher due to growth in the loan portfolio, recognition of deferred fees at early termination and cash collections on certain loans classified as non-performing.

•

The provision for loan and lease losses for the three months ended March 31, 2013 was $18.7 million, a decrease of $96.5 million compared to the $115.2 million provision for the corresponding 2012 period. The heightened provision for loan and lease losses experienced in the three months ended March 31, 2012 resulted primarily from by management’s review of the assumptions and modeling underlying its allowance for loan and lease loss valuation and decision to align the Company’s estimate with a more conservative view of future loan performance reflective of the challenging economic and regulatory environments within which Doral operates and the receipt of a large number of updated appraisal values for commercial real estate, commercial and industrial, and residential mortgage loans, particularly related to the Puerto Rico portfolio exposures.

•

Non-interest income for the three months ended March 31, 2013 was $24.8 million, an increase of $9.1 million compared to non-interest income of $15.7 million for the corresponding 2012 period. The increase in non-interest income for the three months ended March 31, 2013, compared to the same period in 2012, resulted largely from reduced credit related OTTI losses of $6.4 million, an increase of $3.3 million in the gain on loans securitized and sold, $1.0 million increases in market-to-market adjustments on loans held for sale and other income, offset by a decreases of $1.8 million and $1.6 million in the gain on sale of investment securities and mortgage loan servicing income, respectively.

•

Non-interest expense for the three months ended March 31, 2013 was $75.3 million, compared to $63.3 million for the corresponding period in 2012. The $12.0 million increase in non-interest expense for the three months ended March 31, 2013, compared to the same period in 2012, was due largely to an increases in compensation and benefits of $6.6 million, an increase of $1.8 million in FDIC insurance, an increase of $1.4 million in electronic data processing expenses and an increase of $1.2 million in foreclosure and other real estate credit related expenses.

•

Net loss attributable to common shareholders for the three months ended March 31, 2013 totaled $14.8 million, or $0.11 per common share, compared to net income attributable to common shareholders for the corresponding 2012 period of $189 thousand, or $0.00 per common share.

•

Income tax expense was $3.9 million for the three months ended March 31, 2013, compared to an income tax benefit of $112.6 million for the corresponding period in 2012. The negative variance in taxes can be attributed to the large tax benefit recognized during the first quarter of 2012 related to the Closing Agreement signed with the Commonwealth of Puerto Rico recognizing a prepayment of income taxes of approximately $225.7 million from the Company related to the past overpayment of taxes and release of the associated valuation allowance.

•

The Company’s loan production for the three months ended March 31, 2013 was $620.0 million, compared to $481.8 million for the comparable 2012 period, an increase of approximately 28.7%. Major components of the increase include $118.4 million in mortgage loans originated for sale in Puerto Rico and $19.2 million in construction development loans in the U.S.

•

Assets as of March 31, 2013 totaled $8.4 billion compared to $8.5 billion as of December 31, 2012, a decrease of $109.2 million mostly related to a decrease in cash and money market deposits of $91.7 million, a reduction of $23.1 million in investment securities along with declines of $10.0 million and $2.5 million in other assets and accounts receivable, respectively, offset by increases in net loans of $11.2 million and real estate held for sale of $7.0 million.

•	Total deposits of $4.8 billion as of March 31, 2013 increased $154.9 million, or 3%, from deposits of $4.6 billion as of December 31, 2012.

•

Non-performing loans, excluding FHA/VA loans guaranteed by the U.S. government, as of March 31, 2013 were $774.5 million, an increase of $31.8 million from December 31, 2012. The increase in NPLs during the three months ended March 31, 2013 resulted largely from management’s decision to include matured loans, totaling $50.9 million, in the non-performing loan balance beginning in March 2013. This addition represents a change in management’s definition of an NPL to include loans which have not been paid off or refinanced more than 90 days beyond their maturity date, even if payments are being received in accordance with the pre-maturity terms. A partial offset to this addition can be seen in the enhanced collection and cure efforts associated with the new Recovery business model with remediations and cures up $23.8 million, or 93%, from 2012.

Table A

Selected Financial Data

	Three months ended March 31,
(In thousands, except for share data)	2013	2012
Selected Income Statement Data:
Interest income	$94,744	$91,487
Interest expense	34,004	38,748

Net interest income	60,740	52,739
Provision for loan and lease losses	18,723	115,181

Net interest income after provision for loan and lease losses	42,017	(62,442)
Non-interest income	24,799	15,715
Non-interest expenses	75,261	63,293

Loss before income taxes	(8,445)	(110,020)
Income tax expense (benefit)	3,932	(112,624)

Net (loss ) income	$(12,377)	$2,604

Net (loss) income attributable to common shareholders	$(14,792)	$189

Net loss per common share(1)	$(0.11)	$—

Accrued dividends, preferred stock	$2,415	$2,415
Book value per common share	$3.60	$3.82
Preferred shares outstanding at end of period	5,811,391	5,811,391
Weighted average common shares outstanding	130,601,272	128,394,657
Common shares outstanding at end of period	130,601,272	128,462,423

Selected Balance Sheet Data at Period End:
Cash and cash equivalents	$637,315	$305,802
Total investment securities	370,683	720,599
Total loans, net(2)	6,488,717	6,188,477
Allowance for loan and lease losses	125,290	166,790
Servicing assets, net	100,606	112,006
Total assets	8,369,005	8,094,751
Deposits	4,782,892	4,582,724
Total borrowings	2,435,375	2,393,928
Total liabilities	7,547,174	7,252,401
Preferred equity	352,082	352,082
Common equity	469,749	490,269
Total stockholders’ equity	821,831	842,351
Operating Data:
Loan production	$619,698	$481,757
Loan servicing portfolio (3)	7,411,876	7,804,174
Selected Financial Ratios:
Performance:
Net interest margin	3.31%	2.89%
Return on average assets	(0.60)%	0.13%
Return on average common equity	(10.55)%	2.12%
Capital:
Leverage ratio	9.26%	10.19%
Tier 1 risk-based capital ratio	11.66%	13.22%
Total risk-based capital ratio	12.92%	14.49%
Asset quality:
Total NPAs as percentage of net loans receivable portfolio, and OREO	14.10%	14.75%
Total NPAs as percentage of consolidated total assets	11.13%	11.51%
Non-performing loans to total loans (excluding FHA/VA guaranteed loans)	12.34%	11.75%
ALLL as a percentage of loans receivable outstanding, at end of period	2.02%	2.77%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans)	2.04%	2.81%
ALLL to non-performing loans receivable	19.14%	23.43%
ALLL to net charge-offs on an annualized basis	108.85%	80.64%
Provision for loan and lease losses to net charge-offs	65.06%	225.85%
Net annualized charge-offs to average loan receivable outstanding	1.92%	3.46%
Recoveries to charge-offs	6.84%	0.88%
Other ratios:
Average common equity to average assets	5.70%	6.17%
Average total equity to average assets	9.91%	10.52%
Tier 1 common equity to risk-weighted assets	6.32%	7.56%

(1)	For the three months ended March 31, 2013, net loss per common share represents the basic and diluted loss per common share, respectively.
(2)	Includes loans held for sale.
(3)	Represents the total portfolio of loans serviced for third parties. Excludes $3.8 billion and $4.3 billion of mortgage loans owned by the Company at March 31, 2013 and March 31, 2012, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), and the collectability of receivables and income taxes. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of March 31, 2013. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” of Financial Conditions and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013, and also in note 2 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, please refer to note 3 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 VS 2012

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

Three months ended March 31, 2013 vs. Three months ended March 31, 2012 —Total interest income for the three months ended March 31, 2013 totaled $94.7 million, compared to $91.5 million for the corresponding 2012 period, an increase of $3.2 million. The increase in total interest income for the three months ended March 31, 2013, compared to the corresponding period in 2012, was the result of an increase of $8.0 million in interest income on total commercial loans, as the average balance increased by $458.2 million. This increase in interest income was partially offset by a decrease in interest income of $3.4 million in total consumer loans as the average balance decreased by $265.7 million, and a decrease in interest income of $2.3 million from total available for sale securities as the average balance decreased by $258.7 million. During 2012, the Company sold a significant amount of available for sale mortgage-backed securities as the investment securities were replaced over time with commercial loans.

Total interest expense for the three months ended March 31, 2013 totaled $34.0 million, compared to $38.7 million for the corresponding 2012 period, a decrease of $4.7 million. The decrease in total interest expense for the three months ended March 31, 2013, compared to the corresponding period in 2012, was the result of: (i) a decrease of $3.5 million in interest expense on deposits as Doral replaced maturing longer term certificates of deposits by renewing like products for like terms at lower rates; (ii) a decrease of $1.6 million in interest expense on securities sold under agreements to repurchase as securities sold under agreements to repurchase maturing in 2012 were not replaced; (iii) a decrease of $1.7 million in interest expense on Advances from the FHLB as Doral decreased its exposure; and (iv) a $1.6 million decrease in repurchase agreements. These decreases were partially offset by an increase of $2.3 million in interest expense on notes payable, related to the issuance of approximately $582.0 million in collateralized loan obligations during the latter half of the year 2012. Average interest-bearing liabilities increased by $183.5 million, from $6.6 billion as of March 31, 2012 to $6.8 billion for the corresponding 2013 period.

Table B

Average Balance Sheet and Summary of Net Interest Income

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest-earning assets:
Held for trading securities	$112,667	$1,992	7.17%	$76,058	$1,810	9.57%
Available for sale securities:
US obligations	44,987	14	0.13%	44,991	7	0.06%
CMO agencies	6,571	11	0.68%	27,611	185	2.70%
Agency MBS	197,614	753	1.54%	416,210	2,447	2.36%
Other and private securities	27,735	193	2.82%	46,794	619	5.32%

Total available for sale securities	276,907	971	1.42%	535,606	3,258	2.45%
Total loans held for sale	422,753	3,074	2.95%	320,321	2,151	2.70%
Loans receivable
Consumer:
Residential (1)	3,149,818	45,316	5.83%	3,400,768	48,234	5.70%
Consumer	24,039	1,312	22.13%	38,838	1,781	18.44%

	3,173,857	46,628	5.96%	3,439,606	50,015	5.85%
Commercial:
Commercial real estate	1,106,290	15,241	5.59%	880,877	10,947	5.00%
Commercial and industrial	1,564,446	22,693	5.88%	1,364,347	19,989	5.89%
Construction and land	319,493	3,179	4.04%	286,793	2,184	3.06%

	2,990,229	41,113	5.58%	2,532,017	33,120	5.26%

Total loans (2)	6,586,839	90,815	5.59%	6,291,944	85,286	5.45%
Other interest-earning assets	456,092	966	0.86%	447,644	1,133	1.02%

Total interest-earning assets/interest income	7,432,505	$94,744	5.17%	7,351,252	$91,487	5.01%

Total non-interest-earning assets	918,320			746,456

Total assets	$8,350,825			$8,097,708

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,350,230	$5,273	0.91%	$1,977,026	$4,921	1.00%
Brokered deposits	1,951,037	8,614	1.79%	2,202,016	12,433	2.27%

Total deposits	4,301,267	13,887	1.31%	4,179,042	17,354	1.67%
Securities sold under agreements to repurchase	189,500	1,234	2.64%	442,355	2,850	2.59%
Advances from FHLB	1,019,498	8,636	3.44%	1,228,596	10,381	3.40%
Notes payable	1,043,328	8,903	3.46%	505,954	6,570	5.22%
Loans payable	269,638	1,344	2.02%	283,791	1,593	2.26%

Total interest-bearing liabilities/interest expense	6,823,231	$34,004	2.02%	6,639,738	$38,748	2.35%

Non-interest bearing deposits	351,401			295,466
Other non-interest bearing liabilities	348,403			311,259

Total non-interest-bearing liabilities	699,804			606,725

Total liabilities	7,523,035			7,246,463
Stockholders’ equity	827,790			851,245

Total liabilities and stockholders’ equity	$8,350,825			$8,097,708

Net interest-earning assets	$609,274			$711,514

Net interest income on a non-taxable equivalent basis		$60,740			$52,739

Interest rate spread (3)			3.15%			2.66%
Interest rate margin (4)			3.31%			2.89%
Net interest-earning assets ratio (5)			108.93%			110.72%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)

Interest income on loans includes approximately $34,000 and $71,000 for the first three months of 2013 and 2012, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

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

Table C

Net Interest Income Variance Analysis

	Three Months Ended March 31,
	2013 Compared to 2012
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Held for trading securities	$711	$(529)	$182
Available for sale securities:
US obligations	—	7	7
CMO agencies	(88)	(86)	(174)
Agency MBS	(1,020)	(674)	(1,694)
Other and private securities	(198)	(228)	(426)

Total available for sale securities	(1,306)	(981)	(2,287)
Total loans held for sale	716	207	923
Loans receivable
Consumer:
Residential	(3,895)	977	(2,918)
Consumer	(771)	302	(469)

	(4,666)	1,279	(3,387)
Commercial:
Commercial real estate	2,939	1,355	4,294
Commercial and industrial	2,740	(36)	2,704
Construction and land	261	734	995

	5,940	2,053	7,993
Total loans	1,990	3,539	5,529
Other interest-earning assets	20	(187)	(167)

Total Interest Income Variance	$1,415	$1,842	$3,257

Interest Expense Variance
Interest bearing deposits	$833	$(481)	$352
Brokered deposits	(1,338)	(2,481)	(3,819)

Total deposits	(505)	(2,962)	(3,467)
Repurchase agreements	(1,669)	53	(1,616)
Advances from FHLB	(1,859)	114	(1,745)
Notes payable	5,104	(2,771)	2,333
Loans payable	(80)	(169)	(249)

Total Interest Expense Variance	$991	$(5,735)	$(4,744)

Net Interest Income Variance	$424	$7,577	$8,001

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses (“PLLL”) is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management to reflect all losses inherent in the portfolio as of the financial statement date considering the Company’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, individual assessment of significant impaired loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is maintained at a level believed appropriate to provide for the inherent probable losses in the loan portfolio, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecast by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect the Company’s net income in future periods.

The Company’s provision for loan and lease losses for the three months ended March 31, 2013 totaled $18.7 million, a decrease of $96.5 million compared to the provision for loan and lease losses of $115.2 million for the same period of 2012. The PLLL for the three months ended March 31, 2012 was affected by management’s review of the assumptions and modeling underlying its allowance for loan and lease loss valuation and decision to align the Company’s estimate with a more conservative view of future loan performance reflective of the challenging economic and regulatory environments within which Doral operates.

During the first three months of 2013, the Company recorded a provision for loan and lease losses of $18.7 million, and recorded charge-offs, net of recoveries, of $28.8 million. The provisions for loan and lease losses for the three months ended March 31, 2013 were made for residential mortgage loans ($9.3 million), other consumer loans ($0.1 million), commercial real estate ($3.8 million), commercial and industrial ($3.8 million) and construction and land ($1.7 million). The provisions and the circumstances resulting in the provisions are as follows:

•

Residential mortgage— for the three months ended March 31, 2013, the provision for loan and lease losses was $9.3 million compared to $68.9 million recorded for the same 2012 period. The 2013 provision resulted generally from increasing the estimate of future defaults of modified loans and deterioration in the probability of default and loss given default ratios ($6.2 million), and updated property valuations and repurchase of delinquent loans ($3.1 million).

•

Commercial real estate— for the three months ended March 31, 2013, the provision for loan and lease losses was $3.8 million compared to $19.5 million recorded for the same 2012 period. The 2013 provision resulted largely from the receipt of new valuations on loans measured individually for impairment ($3.2 million) and deteriorating delinquency ($1.3 million), partially offset by a $0.9 million decrease in reserves for the U.S. based commercial real estate.

•

Commercial and industrial— for the three months ended March 31, 2013, the provision for loan and lease losses was $3.8 million compared to $0.5 million recorded for the same 2012 period. The 2013 provision resulted largely from receipt of new valuations on loans measured individually for impairment ($2.9 million), deteriorating delinquency ($0.4 million), and U.S. portfolio growth ($0.5 million).

•

Construction and land— for the three months ended March 31, 2013, the provision for loan and lease losses was $1.7 million compared to $26.6 million recorded for the same 2012 period. The 2013 provision is largely the result of new valuations received on loans measured individually for impairment.

The Company’s provision expense for non-residential loan products appears to be moderating from recent years reflecting that: i) Doral’s provision expense is nearly entirely the result of loans made to borrowers in Puerto Rico; ii) the Puerto Rico economy and housing market appears to be stabilizing; iii) Doral’s efforts to obtain updated valuations on real estate properties collateralizing delinquent loans is nearly completed and; iv) as Doral has not made new commercial loans in the Puerto Rico market area since 2008, the portfolio is seasoned with relatively fewer new non-performing loans. An additional characteristic of such a mature portfolio of underperforming loans is that many loans individually reviewed for impairment have been written down to their net realizable value, resulting in a low level of allowance for loan and leases losses relative to peers even though credit risks are fully recognized.

The Company’s PLLL for the residential loan portfolio continues to run at a higher level reflecting: i) the concentration of residential lending to borrowers in Puerto Rico; ii) the recent past declines in the economy and the continuing high rate of unemployment; iii) ongoing efforts to obtain current valuations on all real estate properties collateralizing delinquent and; iv) the level of recidivism of previously modified residential mortgage loans. For both commercial and residential lending, during the first months of 2013, Doral changed its organizational structure and retained additional internal and external resources to improve the collections, performance and provisioning of its loan portfolios.

Table D—NON-INTEREST INCOME

	Three months ended March 31,
(Dollars in thousands)	2013	2012	Variance
Net credit related other-than-temporary impairment losses	$—	$(6,396)	$6,396
Net gain on loans securitized and sold and capitalization of mortgage servicing	9,466	6,204	3,262
Mortgage loan servicing income (net of mark-to-market adjustments):
Servicing fees	6,387	6,448	(61)
Late charges	1,088	1,264	(176)
Prepayment penalties	(371)	48	(419)
Other servicing fees	461	183	278
Loss on serial notes and repurchased loans	(2,238)	(794)	(1,444)
Mark-to-market adjustment of servicing assets	(2,148)	(2,380)	232

Total mortgage loan servicing income (net of mark-to-market adjustments)	3,179	4,769	(1,590)
Mark-to-market loans held for sale at fair value	999	—	—
Net gain on trading assets and derivatives:
Gain on IO valuation	5	95	(90)
(Loss) gain on MSR economic hedge	(516)	105	(621)
Gain on hedging derivatives	1,802	85	1,717

Net gain on trading assets and derivatives	1,291	285	1,006
Commissions, fees and other income:
Retail banking fees	6,124	6,261	(137)
Insurance agency commissions	2,772	2,510	262
Other income	1,422	324	1,098

Total commissions, fees and other income	10,318	9,095	1,223
Net loss on early repayment of debt	(454)	—	(454)
Net gain on sale of investment securities available for sale	—	1,758	(1,758)

Total non-interest income	$24,799	$15,715	$8,539

Three months ended March 31, 2013 vs. 2012 – Non-interest income of $24.8 million for the three months ended March 31, 2013 increased by $8.5 million compared to the three months ended March 31, 2012, primarily due to the following:

•	A decrease of $1.8 million in net gain on sale of investment securities as the Company did not sell investment securities during the three months ended March 31, 2013.

•	A decrease of $1.6 million or 33.3% in mortgage loan servicing income mostly related to an increase of $1.4 million in loss on serial notes and repurchased loans.

•	An increase of $0.5 million in loss on repayment of debt related to a repayment of Advances from the FHLB of approximately $249.4 million.

•

During the three months ended March 31, 2013, the Company did not record an impairment adjustment on investment securities available for sale. For the same period of 2012, the Company recorded a $6.4 million net credit loss related to certain mortgage backed and other debt securities.

•

A $3.3 million, or 52.6%, increase in net gain on loans securitized and sold and capitalization of mortgage servicing related to an increase of approximately $2.5 million in capitalization of mortgage servicing rights and an increase of $0.8 million in the gain on sale of loans securitized and sold.

•	An increase of $1.2 million, or 13.4%, in commissions, fees and other income, mostly related to a commercial loan fees from U.S. operations.

•

An increase of $1.0 million in net gain on trading assets and derivatives mostly resulting from an improvement in the gain on hedging derivatives of $1.7 million, partially offset by a decrease of $0.6 million in the gain (loss) on MSR economic hedge.

Table E—NON-INTEREST EXPENSE

	Three months ended March 31,
(In thousands)	2013	2012	Variance
Compensation and benefits	$24,523	$17,894	$6,629
Professional services	10,616	11,010	(394)
Occupancy expenses	4,940	4,280	660
Communication expenses	3,097	3,654	(557)
FDIC insurance expense	5,090	3,260	1,830
Depreciation and amortization	3,040	3,251	(211)
Taxes, other than payroll and income taxes	2,357	2,615	(258)
Electronic data processing expenses	4,965	3,533	1,432
Corporate insurance	1,839	1,608	231
Advertising	1,725	1,640	85
Office expenses	943	1,255	(312)
Other	4,282	3,259	1,023

	67,417	57,259	10,158
Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	3,401	2,218	1,183
Other real estate owned expenses	4,443	3,816	627

	7,844	6,034	1,810

Total non-interest expense	$75,261	$63,293	$11,968

Three months ended March 31, 2013 vs. March 31, 2012 – Non-interest expense of $75.3 million for the three months ended March 31, 2013 increased by $12.0 million, or 18.9%, compared to the same period of 2012. Significant variances in non-interest expense for the three months ended March 31, 2013 compared to March 31, 2012 were as follows:

•

Compensation and benefits increased $6.6 million, or 37.1%, mostly due to an increase of approximately of $8.0 million, or 46.5% in employee salaries and bonuses due to additional headcount in U.S. operations and growth in Puerto Rico collection and workout efforts, partially offset by a increase of $2.1 million, or 94.3% in deferred compensation costs resulting from increased originations in the P.R mortgage lending operations and the U.S. commercial lending operations.

•	FDIC insurance expense increased $1.8 million, or 56.1%, due to an increase in the amount of insured deposits and a change in the assessment rating.

•	Electronic data processing expenses increased $1.4 million, or 40.5%, due to the outsourcing of the retail banking core application processes and technology optimization.

•

Foreclosure expenses and other credit related expenses increased $1.2 million, or 53.3%, mainly due to an increase in the number of foreclosed properties by 56, or 62.2%, when comparing the three months ended March 31, 2013 to the same period in 2012.

INCOME TAXES

For the three months ended March 31, 2013, Doral Financial recognized income tax expense of $3.9 million, compared to an income tax benefit of $112.6 million for the comparable period in 2012. The components of income tax expense are summarized below:

Table F—Income Tax Expense (Benefit)

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Current income tax expense—United States	$1,135	$1,839
Deferred income tax expense (benefit):
Puerto Rico	1,952	(113,895)
United States	845	(568)

Total deferred income tax expense (benefit)	2,797	(114,463)

Total income tax expense (benefit)	$3,932	$(112,624)

The current income tax expense of $1.1 million and $1.8 million, for the three months ended March 31, 2013 and 2012, respectively, is related to growth of the U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. for tax purposes. The deferred income tax expense of $2.8 million for the three months ended March 31, 2013 resulted mainly from the improved profitability at Doral Financial Corporation taxable entity due to the conversion of Doral Insurance Agency to a limited liability company and electing partnership treatment as well as to growth at Doral Mortgage. The deferred income tax benefit of $114.5 million for the three months ended March 31, 2012 resulted mainly from the $112.0 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a Closing Agreement dated March 26, 2012 with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax.

Refer to note 21 of the accompanying consolidated financial statements for additional information related to the Company’s income taxes.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $56.5 million for the three months ended March 31, 2013, compared to $27.1 million for the corresponding 2012 period.

The following tables set forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table G—Loan Production

	Three months ended March 31,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
FHA/VA mortgage loans	$194,123	$—	$194,123	$61,379	$—	$61,379
Conventional conforming mortgage loans	55,844	—	55,844	65,871	—	65,871
Conventional non-conforming mortgage loans	10,476	—	10,476	14,553	—	14,553
Construction development loans	—	27,567	27,567	—	8,417	8,417
Disbursement under existing construction development loans	690	—	690	3,356	—	3,356
Commercial real estate	—	126,683	126,683	—	149,728	149,728
Commercial and industrial (1)	—	203,983	203,983	—	178,235	178,235
Consumer loans (1)	192	140	332	218	—	218

Total loan production	$261,325	$358,373	$619,698	$145,377	$336,380	$481,757

(1)	Commercial and consumer lines of credit in consumer loans are included in the loan production according to the credit limit approved.

Loan production increased $138.0 million, or 28.6%, in the first three months of 2013, when compared to the corresponding 2012 period. For the three months ended March 31, 2013, loan production reflects an increase of $116.0 million, or 80.0%, in P.R. operations and an increase of $22.0 million, or 6.5%, in US operations, when compared to the corresponding 2012 periods. The higher volume in PR operations was mainly driven by an increase of $132.7 million in FHA/VA loans in Puerto Rico operations that was partially offset by decreases of $10.0 million, $4.1 million and $2.7 million in conventional conforming loans, conventional non-conforming loans and disbursement under existing construction development loans, respectively. The increase in PR residential mortgage loans originations was driven by low interest rates. PR operations also improved its market share through robust marketing efforts capitalizing on the Doral brand with an emphasis on customer awareness and excellence in customer service. The higher volume in U.S. operations was mainly driven by increases of $25.7 million and $19.2 million in Commercial and Industrial loans and Construction Development loans, respectively, that were partially offset by a decrease of $23.0 million in Commercial Real Estate loans. The increase in US Operation’s Commercial and Industrial loans volume is attributed to the ramp up of the CLO launching in late 2012. The US Operation’s construction loan volume increase is the result of continued expansion by both the Property Finance and Bank Lending business units.

Doral’s loan production for the three months ended March 31, 2013 includes $184.9 million of interests in loans acquired from the lead financial institutions through syndications.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the three months ended March 31, 2013 and 2012 refinancing transactions represented approximately 89% and 68%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table H—Loans Serviced For Third Parties

	As of March 31,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2013	2012
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,665,172	$2,563,813
FHLMC/FNMA	2,533,988	2,646,528
Other conventional mortgage loans(1)(2)	2,212,246	2,593,833

Total portfolio serviced for third parties	$7,411,406	$7,804,174

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$7,594,352	$7,898,328
Additions to servicing portfolio	270,248	124,498
Servicing released due to repurchases	(22,140)	(10,292)
MSRs sales	(123,740)	—
Run-off (3)	(307,314)	(208,360)

Ending servicing portfolio	$7,411,406	$7,804,174

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	89,775	94,473
Weighted-average interest rate	5.69%	6.00%
Weighted-average remaining maturity (months)	235	236
Weighted-average gross servicing fee rate	0.41%	0.39%
Average servicing portfolio (4)	$7,502,879	$7,851,251
Principal prepayments	$218,374	$108,153
Constant prepayment rate	10.43%	5.22%
Average size of loans	$82,555	$82,607
Servicing assets, net	$100,606	$112,006
Mortgage-servicing advances (5)	$78,063	$58,363

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.43%	2.38%
90 days or more past due	4.03%	5.14%

Total delinquencies excluding foreclosures	6.46%	7.52%

Foreclosures pending	5.58%	4.34%

(1)	Excludes $3.8 billion and $4.0 billion of mortgage loans owned by Doral Financial at March 31, 2013 and 2012, respectively.
(2)	Includes portfolios of $84.0 million and $105.5 million at March 31, 2013 and 2012, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.
(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $3.8 billion and $4.0 billion at March 31, 2013 and 2012, respectively.
(5)	Includes reserves for possible losses on principal and interest advances of $11.9 million and $11.2 million at March 31, 2013 and 2012, respectively.

Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one to four individuals) family residences located in Puerto Rico. At March 31, 2013 and 2012, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $218.4 million and $108.2 million for the three month periods ended March 31, 2013 and 2012, respectively. Total delinquencies excluding foreclosures decreased from 7.52% to 6.46% from March 31, 2012 to March 31, 2013. The pending foreclosures increased from 4.34% to 5.58% from March 31, 2012 to March 31, 2013. The Company does not expect significant losses related to these delinquencies and it has a reserve for losses for loans under recourse agreements. Additionally, the Company has not experienced significant losses in the past related to its non-recourse portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. The Company’s cash requirements arise mainly from loan originations and purchases of loans, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee (“ALCO”) establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial believes that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.

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

During the next twelve months, the Company will have to repay approximately $368.9 million in borrowings. The Company anticipates that financing will continue to be available from its deposit customer base, deposits acquired in the markets, collateralized borrowings from the FHLB, collateralized loan obligations, and other sales or securitizations of certain assets. The Company believes that its cash and other current assets, its cash generated from operations, as well as its access to financing sources, is sufficient to meet its operating needs for the next twelve months.

In summary, the Company finances its activities through its cash on hand, deposit acquisition, securities available for sale, borrowings and cash generated from operating activities. The Company’s primary cash outflows include payment of interest on its obligations, lending activities, operating expenses, and repayment of borrowings. At March 31, 2013, the Company had unrestricted cash and securities available for sale totaling $606.6 million and generated $60.9 million of cash from operations in the first three months of 2013 (excluding financing and investing activities).

During 2009, the Company announced that, in order to preserve capital the board of directors approved the suspension of the payment of dividends on all of its outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends is effective and commenced with the dividends for the month of April 2009 for the Company’s noncumulative preferred stock and the dividends for the second quarter of 2009 for the Company’s cumulative preferred stock. In addition, Doral Financial has not paid dividends on the Company’s common stock since April 2006.

The following items have impacted the Company’s liquidity, funding activities and strategies during 2013 and 2012:

•	changes in short-term borrowings and deposits in the normal course of business;

•	changes in interest rates on short-term and long-term deposits and other funding alternatives;

•	strategic decision to de-lever the Bank;

•	limitations on the use of brokered deposits as a result of the Consent Order with the FDIC and the Office of the Commissioner and subsequent brokered deposit waivers obtained from the FDIC;

•	repayment of certain long-term callable certificate of deposits;

•	sales of investment securities;

•	early repayment of debt;

•	adoption of an initiative to moderately-shorten the brokered certificates term to improve earnings;

•	suspension of payment of dividends on outstanding preferred stock;

•	repurchases of GNMA defaulted loans;

•	merger of Doral Bank FSB into and with Doral Bank;

•	launching of alternative deposit channels such as Doral Direct internet platform and deposit listing services;

•	meet collateral requirements from Federal Home Loan Bank NY related to outstanding borrowings;

•	meet collateral requirements in relation to non-wire transaction activities cleared through the Federal Reserve Bank system;

•

on April 26, 2012, the Company entered into a $416.2 million collateralized loan arrangement in which commercial loans were pledged to collateralize $331.0 million from a third party and $85.2 million funded by the Company, paying 3-month LIBOR plus a spread that ranges from 1.47 percent to 2.50 percent. The entity holding the loans is consolidated into Doral and the third party funding provides an additional source of liquidity for the Company’s U.S. operations.

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

The Company is aware that some of its outstanding debt securities have traded at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, the Company may from time to time, purchase such debt for cash in open market purchaeses, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, regulatory capital and other regulatory requirements and other factors.

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying consolidated financial statements for further information.

Liquidity of the Banking Subsidiary

Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital position of the Company’s banking subsidiary. The Company’s banking subsidiary relies primarily on deposits, including brokered deposits, borrowings under advances from FHLB, collateralized loan arrangements and repurchase agreements secured by pledges of its securities portfolio and other borrowings. The banking subsidiary has significant investments in loans, which together with the owned mortgage servicing rights, serve as a source of cash from interest and principal received from loan customers. The market liquidity conditions in the national markets for mortgages have improved considerably since 2008.

Cash Sources and Uses

The Company’s sources of cash as of March 31, 2013 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sales of loans and investment securities.

Management does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. However, on a quarterly basis, as required under the Consent Order with the FDIC, Doral must request authorization from the FDIC to replace a percentage of maturing brokered certificates of deposit. In addition, the Company’s banking subsidiary maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve, and has available collateral that can be used to raise funds under these facilities.

Doral Financial’s uses of cash as of March 31, 2013 include origination and purchase of loans, purchase of investment securities, repayment of obligations as they become due and other operational needs. The Company also is required to deposit cash or qualifying securities to meet margin and collateral requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factors, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowing and the related average interest rates as of March 31, 2013 and December 31, 2012:

Table I—Sources of Borrowings

	As of March 31, 2013		As of December 31, 2012
(Dollars in thousands)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Deposits	$4,782,892	1.18%	$4,628,008	1.25%
Securities sold under agreements to repurchase	189,500	2.61%	189,500	2.61%
Advances from FHLB	934,962	3.66%	1,180,413	3.09%
Loans payable	268,470	2.15%	270,175	2.13%
Notes payable	1,042,343	3.05%	1,043,887	3.23%

As of March 31, 2013, Doral Financial’s banking subsidiary held approximately $4.4 billion in interest-bearing deposits at a weighted-average interest rate of 1.27%. For additional information on the Company’s sources of borrowings please refer to notes 16 to 20 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:

Table J—Average Deposit Balance

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Certificates of deposit	$1,116,580	1.23%	$833,858	1.31%
Brokered deposits	1,951,037	1.79%	2,121,389	2.06%
Regular passbook savings	327,678	0.46%	379,890	0.48%
NOW and other transaction accounts	905,972	0.68%	902,290	0.77%

Total interest-bearing	4,301,267	1.31%	4,237,427	1.50%
Non-interest bearing	351,401	—%	324,274	—%

Total deposits	$4,652,668	1.21%	$4,561,701	1.39%

The following table sets forth the maturities of retail and brokered certificates of deposit having principal amounts of $100,000 or more at March 31, 2013:

Table K—Certificates of Deposits Maturities

(Dollars in thousands)	March 31, 2013
Certificates of deposit maturing:
Three months or less	$279,510
Over three through six months	306,201
Over six through twelve months	800,423
Over twelve months	1,203,109

Total	$2,589,243

The amounts in Table K include $1.7 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of March 31, 2013 and December 31, 2012, Doral Financial’s banking subsidiary had approximately $1.9 billion and $2.0 billion, respectively, in brokered deposits which include certificates of deposits and money market deposits. Brokered deposits are used by the Company´s banking subsidiary as a source of long-term funds. Historically, Doral Financial’s banking subsidiary has been able to replace maturing brokered deposits as needed. Brokered deposits, however, are generally considered by some a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits. In addition, as discussed above, Doral’s banking subsidiary is required to obtain approval from the FDIC to accept, renew or rollover brokered deposits pursuant to FDIC’s Consent Order.

The Company’s banking subsidiary, as member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of March 31, 2013, Doral Financial’s banking subsidiary had $935.0 million in outstanding advances from FHLB at a weighted-average interest rate of 3.66%. Refer to Note 18 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.

Doral Financial also derives liquidity from the sale of mortgage loans in the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale, securitization or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding these advances during the time they are outstanding. For the three month ended March 31, 2013, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $87.2 million, compared to $73.8 million for the corresponding period of 2012. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the initial delinquent status of the loans. As of March 31, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans was $84.0 million and $89.2 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $12.0 million and $13.2 million, respectively.

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

In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of March 31, 2013, the Company’s maximum recourse exposure with FNMA totaled $374.1 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Refer to note 23 of the accompanying consolidated financial statements and “Off-balance sheet activities” below for additional information on these arrangements.

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

ASSETS AND LIABILITIES

Doral Financial’s total assets were $8.4 billion at March 31, 2013, compared to $8.5 billion at December 31, 2012, a decrease of $109.2 million or 1.3%. This decrease was due to a decline in cash and money market deposit balances of $91.8 million, and a reduction of $23.9 million in investment securities of which $11.2 million was related to mandatory repurchases of FHLB stock. Additionally there were declines of $10.0 million, $2.5 million, $2.2 million, and $1.6 million in other assets, accounts receivable, the deferred tax asset and premises and equipment, respectively, along with a decrease of $1.1 million in both accrued interest receivable and prepaid income taxes. These decreases were partially offset by an increase in net loans of $11.2 million and increases in real estate held for sale, mortgage-servicing advances and servicing assets of $7.0 million, $5.3 million and $0.6 million, respectively. The decrease in total cash of $91.8 million was due to the use of $249.9 million toward the pay down of FHLB advances and a reduction $59.0 million in brokered deposits, partially offset by the $213.9 million increase in non-brokered deposits. The increase in loans was mostly attributable to a decrease in the allowance for loan losses of $10.1 million.

Total liabilities were $7.5 billion at March 31, 2013, compared to $7.6 billion at December 31, 2012. The $95.4 million decrease in total liabilities as of March 31, 2013, when compared to December 31, 2012, was largely due to a decreases of $245.5 million in advances from FHLB, decreases of $1.7 million, $1.5 million and $2.1 million in loans payable, notes payable and accrued expense and other liabilities, respectively, partially offset by a $154.9 million increase in total deposits. Total deposits increased as the Company grew its retail deposits base by $213.9 million, which is attributable to the continued growth of the U.S. customer base in Florida and New York, partially offset by a $59.0 million decrease in brokered deposits.

CAPITAL

Doral Financial reported total equity of $821.8 million at March 31, 2013, compared to $835.7 million at December 31, 2012. The Company reported accumulated other comprehensive income (net of tax) of $1.7 million as of March 31, 2013, compared to other comprehensive income (net of tax) of $2.0 million as of December 31, 2012.

Regulatory Capital Ratios

As of March 31, 2013, Doral Bank was in compliance with all the applicable regulatory capital requirements as a state non-member bank (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Consent Order requires Doral Bank to develop a capital plan that details the manner in which Doral Bank will meet and maintain a Tier 1 Capital ratio of at least 8.0%, a Tier 1 Risk-Based Capital ratio of at least 10.0% and a Total Risk-Based Capital ratio of at least 12.0%.

Set forth below are Doral Financial’s and Doral Bank’s regulatory capital ratios as of March 31, 2013 and December 31, 2012, based on existing Federal Reserve and FDIC guidelines.

Table O—Regulatory Capital Ratios

	As of March 31, 2013		As of December 31, 2012		Well Capitalized Minimum (Under FDICIA’s Prompt Corrective Action Provisions)
	Doral Financial	Doral Bank	Doral Financial	Doral Bank
Total Capital Ratio (Total capital to risk-weighted assets)	12.9%	12.8%	13.2%	12.8%	10.0%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	11.7%	11.5%	11.9%	11.5%	6.0%
Tier 1 Leverage Ratio (1)	9.3%	8.4%	9.4%	8.2%	5.0%

(1)	Tier 1 capital to average assets

As of March 31, 2013 and December 31, 2012, Doral Bank was in compliance with all the regulatory capital requirements that were applicable to it as a state non-member bank as well as those minimums related to the Consent Order and the Written Agreement.

Failure to meet the minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on Doral Financial, such as a variety of enforcement remedies, including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and certain restrictions on its business.

As of March 31, 2013, Doral Financial exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action plan regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition, Doral exceeded the capital ratios set forth as appropriate for Doral Bank by the FDIC in its consent order. The consent order requires Doral Bank to maintain a Tier 1 Capital Ratio of 8%, a Tier 1 Risk-Based Capital Ratio of at least 10%, and a Total Risk-Based Capital Ratio of at least 12%. The Written Agreement with the FRBNY does not provide for any specific capital ratios for Doral Financial Corporation.

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

As of March 31, 2013 and December 31, 2012, Doral Mortgage maintained $37.4 million and $35.3 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to state certain assets and liabilities at fair value and to support fair value disclosures. Securities held for trading, securities available for sale, loans held for sale at fair value, servicing assets, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale at lower of cost or market, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company groups its assets and liabilities measured at fair value within three levels, based on the markets in which they are traded and the reliability of assumptions used to determine fair value. These levels are:

• Level 1 –	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

• Level 2 –	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

• Level 3 –	Valuation is derived from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

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

Fair value measurements for assets and liabilities where there is limited or no observable market data are based primarily on the Company’s estimates, and are generally calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability, and other such factors. Therefore, the fair values represent management’s best estimates and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

The Company’s instruments recorded at fair value on a recurring basis represent approximately 5.3% of the Company’s total assets of $8.4 billion at March 31, 2013, compared with 5.1% of the Company’s total assets of $8.5 billion as of December 31, 2012. Assets for which fair values were measured using significant Level 3 inputs represented approximately 39.4% and 41.4% of these financial instruments at March 31, 2013 and December 31, 2012, respectively.

Refer to note 26 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and its impact on earnings.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of the business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties and in certain circumstances, such as in the event of early or first payment default, regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the three month periods ended March 31, 2013 and 2012, repurchases were approximately $0.7 million and $2.1 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of March 31, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans amounted to $84.0 million and $89.2 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute the loan if the loans are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as when the unpaid principal balance of the mortgage loans fall below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reach a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of March 31, 2013 and December 31, 2012, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $508.7 million and $531.2 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $458.3 million and $476.7 million, respectively. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s consolidated Statement of Condition, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities” in the Company’s consolidated financial statements. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults. For the three months ended March 31, 2013, the Company repurchased at fair value $6.4 million, pursuant to recourse provisions, compared to $3.7 million, for the corresponding period of 2012. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

Doral Financial’s reserves for its exposure to recourse totaled $8.7 million and $8.8 million as of March 31, 2013 and December 31, 2012, respectively, and the reserve for other credit-enhanced transactions explained above were $5.7 million and $5.8 million as of March 31, 2013 and December 31, 2012, respectively. For additional information regarding the recourse liability activity, refer to Note 22, in the accompanying consolidated financial statements.

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

For additional information, refer to note 23 in the accompanying consolidated financial statements and the “Contractual obligations and other commercial commitments” section included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 13, 2013.

RISK MANAGEMENT

The Company’s business is subject to four broad risk categories: interest rate risk, credit risk, operational risk and liquidity risk. The Company has specific policies and procedures which have been designed to identify, measure, and manage those risks to which it is exposed.

Interest Rate and Market Risk Management

Interest rate risk refers to the risk that changes in interest rates may adversely affect the value of the Company’s assets and liabilities, as well as its net interest income. The Company’s risk management policies are designed with the goal of maximizing shareholder value, with an emphasis on the stability of net interest income and the market value of its equity. These policies are also targeted towards the Company remaining well capitalized, preserving adequate liquidity, and meeting various regulatory requirements. The objectives of these risk management policies are pursued within the limits established by the Board of Directors. The Board of Directors has delegated the oversight of interest rate and liquidity risks to the Risk Policy Committee of the Board of Directors.

The Company’s Asset/Liability Management Committee has been created under the authority of the Board of Directors to manage the Company’s interest rate, market value of equity and liquidity risk. The ALCO is primarily responsible for ensuring that the Company operates within the Company’s established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee.

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

Interest Rate Risk Measurement and Control

Changes in interest rates can affect the volume of the Company’s mortgage loan originations, the net interest income earned on its portfolio of loans and securities, the amount of gains on loan sales, and the value of its servicing assets, loans, investment securities and other retained interests. Doral Financial manages interest rate exposure related to its assets and liabilities on a consolidated basis.

As part of its interest rate risk management practices, the Company has implemented measures to identify the interest rate risks associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks, and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) market value of equity (“MVE”) sensitivity; (iii) effective duration of equity; and (iv) maturity/repricing gaps. The Company’s Asset/Liability Management Policies provide a limit structure for each of these four metrics. A single limit is defined for the effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -100 bps and 100 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are also defined for maturity/repricing mismatches, but management continues to emphasize risk management practices and controls based on net interest income and MVE sensitivity, as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:

•

Net Interest Income Sensitivity. This refers to the relationship between market interest rates and net interest income due to the maturity mismatches and re-pricing characteristics of the Company’s interest-earning assets, interest-bearing liabilities, and off-balance sheet positions. To measure net interest income’s sensitivity to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques forecast net interest income and expense under various rate scenarios in order to measure the interest rate risk exposures of the Company. The primary scenarios considered include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from 12 to 60 months and, therefore, serves as a measure of short to medium-term earnings risk. The basic underlying assumptions used in net interest income simulations include: (i) the Company maintains a static balance sheet; (ii) full reinvestment of funds in similar product/instruments with similar maturity and re-pricing characteristics are made; (iii) a constant spread; (iv) prepayment rates on mortgages and mortgage related securities are modeled using a multi-factor prepayment model; (v) non-maturity deposit decay and price elasticity assumptions are incorporated, and (vi) the evaluation of embedded options is taken into consideration. To complement and broaden the analysis of earnings risk, the Company also performs earnings simulations for longer time horizons.

•

MVE Sensitivity. MVE sensitivity is used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. The Company uses value simulation techniques for all financial components of the consolidated statement of financial condition. Valuation techniques include static cash flow analysis, stochastic models to qualify value of embedded options, and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the MVE to changes in interest rates. Duration measures the linear change in MVE caused by changes in interest rates, while, convexity measures the asymmetric changes in MVE caused by changes in interest rates due to the presence of options. The duration and convexity analysis combined provide a better understanding of the sensitivity of the MVE to changes in interest rates.

•

Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rate changes on the Company’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions.

Interest Rate Risk Management Strategy

The Company’s current interest rate risk management strategy is implemented by the ALCO and is focused on reducing the volatility of the Company’s earnings and to protect the MVE. While the current strategy uses a combination of derivatives and balance sheet management, more emphasis is placed on the balance sheet management side of the strategy.

Net Interest Income Risk. In order to protect net interest income against interest rate risk, the ALCO employs a number of tactics which are evaluated and adjusted in relation to prevailing market conditions. Internal balance sheet management practices are designed to reduce the re-pricing gaps of the Company’s assets and liabilities. However, the Company will use derivatives, mainly interest rate swaps and interest rate caps, as part of its interest rate risk management activities as well. Interest rate swaps represent a mutual agreement to exchange interest rate payments, in which one party pays fixed rate and the counterparty pays a floating rate. For net interest income protection, the Company typically enters into fixed-rate payer/floating-rate receiver swaps to eliminate the variability of cash flows associated with its floating rate debt obligations.

MVE Hedging Strategies. Due to the composition of the Company’s financial assets and liabilities, its earnings are exposed to rising interest rates. The Company measures the market value of all rate sensitive assets, liabilities and off-balance sheet positions, and the difference between assets and liabilities, adjusted for off-balance sheet positions, is termed MVE. The Company measures how MVE fluctuates with different rate scenarios to measure the risk exposure to MVE. Management uses duration matching strategies to manage the fluctuations in the market value of equity, within the long-term targets established by the Board of Directors of the Company.

Duration Risk. Duration is a measure of the impact (in magnitude and direction) of changes in interest rates on the economic value of financial instruments. In order to bring duration risk within the thresholds established by Company policy, management may use a combination of internal liability management techniques and derivative instruments, such as interest rate swaps, Treasury futures, Eurodollar futures, and forward contracts.

Convexity Risk. Convexity is a measure of how much duration changes as interest rates change. For the Company, convexity risk primarily results from mortgage prepayment risk. As part of managing convexity risk, management may use a combination of balance sheet management techniques or derivative instruments, including swaptions, caps, floors, and put or call options on interest rate indexes or related fixed income underlying securities (i.e. Eurodollar or Treasury notes).

Hedging related to Mortgage Banking Activities. As part of the Company’s strategy for managing interest rate risk related to its mortgage banking activities, such as secondary market and servicing assets, the Company enters into forward agreements to buy or sell MBSs to protect against changes in interest rates that may impact the economic value of servicing assets or the pricing of marketable loan productions.

Hedging the various sources of interest rate risk related to mortgage banking activities is a complex process that requires sophisticated modeling, continuous monitoring and active management. While the Company balances and manages the various aspects related to mortgage activities, there are potential risks to associated earnings. Some of the potential risks include:

•

A change in the value of MSRs are recorded in earnings within the accounting period in which the changes occur, whereas the impact of changes in interest rates are reflected in originations with a time lag that affects servicing fee income over time. Thus, even if mortgage activities can be protected from adverse changes in interest rates over a period of time (on a cumulative basis), they may display large variations in earnings from period to period.

•

The degree to which the “natural hedge” associated with mortgage banking (i.e. originating and servicing) effectively offsets changes in servicing asset valuations, as their effectiveness may vary over time.

•

Origination volumes, the valuation of servicing assets, economic hedging activities and other related costs are impacted by multiple factors, which include changes in the mix of new business, changes in the term structure of interest rates, changes in mortgage spreads (mortgage basis) against other rate benchmarks, and rate volatility, among others. The interrelation of all these factors is hard to predict and, as such, the ability to perfectly hedge their effects is limited.

Doral Financial’s Risk Profile

The Company’s goal is to manage market and interest rate risk within targeted levels established and periodically reviewed by the Board of Directors. Interest rate sensitivity represents the relationship between market interest rates and net interest income due to existing maturity and re-pricing imbalances between interest-earning assets and interest-bearing liabilities. Interest rate sensitivity is also defined as the relationship between market interest rates and MVE. The interest risk profile of the Company is measured in the context of net interest income, MVE, maturity/re-pricing gaps and the effective duration of equity.

The risk profile of the Company is managed by use of natural offsets generated by the different components of the balance sheet as a result of the normal course of business operations and through active hedging activities by means of both on-balance sheet and off-balance sheet transactions (i.e. derivative instruments) to achieve targeted risk levels.

The Company’s interest rate risk exposure may be asymmetric due to the presence of embedded options in products and transactions which allow clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of embedded options include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its option on a structured funding transaction. Assets and liabilities with embedded options are evaluated taking into consideration the presence of options to estimate their economic price elasticity and also the effect of options in assessing maturity/repricing characteristics of the Company’s balance sheet. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of MBSs.

The Company measures interest rate risk and has specific targets for various market rate scenarios. General assumptions for the measurement of interest income sensitivity include: (i) rate shifts are parallel and instantaneous throughout all benchmark yield curves and rate indexes; (ii) behavioral assumptions are driven by simulated market rates under each scenario (i.e. prepayments and/or re-pricing of certain liabilities); and (iii) a static balance sheet is assumed with cash flows reinvested into similar instruments at forecasted market rates (i.e. forward curve and/or static spreads). For net interest income, the Company monitors exposures and has established limits for time horizons ranging from one to three years, although for risk management purposes earning exposures are forecasted for longer time horizons.

The tables below present the risk profile of Doral Financial (taking into account the derivatives discussed in the following section) given a 100-basis point parallel and instantaneous increase or decrease in interest rates, as of March 31, 2013 and December 31, 2012.

Table M—Risk Profile

As of March 31, 2013	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(6.5)%	— %
- 100 BPS	7.5%	(1.3)%

As of December 31, 2012	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(6.4)%	0.7%
- 100 BPS	6.5%	(0.1)%

(1)	Based on a change in net interest income over a 12-month horizon.

The net interest income sensitivity measure, adjusted for a 100 basis point parallel and instantaneous rate increase over a 12-month horizon, changed from 0.7% to 0.0% when comparing December 31, 2012 to March 31, 2013.

As of March 31, 2013 the MVE showed lower sensitivity to rising interest rates when compared to December 31, 2012. MVE sensitivity to an increase of 100 basis points in market rates changed from (6.4)% to (6.5)%. The Company continues to actively manage the balance sheet mismatches to maintain the interest rate risk profile in line with targets, mainly through on-balance sheet strategies.

The following table presents the Company’s investment portfolio’s sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of March 31, 2013 and December 31, 2012.

Table Q

Investment Portfolio Sensitivity

(In thousands)	March 31, 2013	December 31, 2012
Change in Interest Rates (Basis Points)	Change in Fair Value of Available For Sale Securities	Change in Fair Value of Available For Sale Securities
+100	$ (11,153)	$ (12,974)
Base	—	—
-100	7,476	6,844

Derivatives

As described above, the Company uses derivatives to manage its exposure to the interest rate risk caused by changes in market interest rates. Derivatives are generally either privately negotiated over-the-counter (“OTC”) contracts or standard contracts transacted through regulated exchanges. OTC contracts generally include swaps, caps and collars, forwards and options. Exchange-traded derivatives include futures and options. However, the Company has also designated its interest-rate lock commitments with borrowers as derivatives, in accordance with the applicable accounting guidance.

Freestanding Derivatives

The Company uses derivatives to manage interest-rate risk and generally accounts for such instruments on a mark-to-market basis, with gains or losses charged to earnings as part of net gain (loss) on trading assets and derivatives in the period they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after the application of netting arrangements. The fair values of derivatives entered into via regulated exchanges are determined by market prices. The fair values of derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The interest-rate lock commitments into which the Company enters with borrowers are also deemed freestanding derivatives, with their fair values based on market prices for similar loans, adjusted for unobservable inputs. The notional amounts of freestanding derivatives totaled $162.6 million and $125.0 million as of March 31, 2013 and December 31, 2012, respectively. Notional amounts indicate the volume of derivative activity, but do not represent the Company’s exposure to market or credit risk.

Doral enters into forward TBA contracts to create an economic hedge on its marketable mortgage inventory and on its MSRs. A forward contract is a transaction in which delivery of the underlying instrument is deferred until after the contract has been made. A TBA (to be announced) is a contract used by the Company when selling mortgage backed securities, whereby the seller agrees to deliver the securities but does not announce how many securities will actually be delivered. Although the delivery is made in the future, the price is determined on the initial trade date. As of March 31 2013, the Company had a total notional amount of $50.0 million and $85.0 million on forward contracts hedging its MSR and its marketable mortgage inventory, respectively. As of March 31, 2013, Doral recorded gains of approximately $14,000 on forward contracts.

Derivatives—Hedge Accounting.

The Company designates derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the hedge accounting guidelines. As of March 31, 2013 and December 31, 2012, the Company did not have any derivatives designated as hedges under hedge accounting guidelines.

Periodically, the Company enters into to various interest-rate swap agreements to manage its interest rate exposure. Interest-rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed-rate advances by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from the FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite, the effectiveness of the hedging relationship is high. Non-performance by the counterparty exposes the Company to interest rate risk. The Company did not have interest rate swaps outstanding at March 31, 2013.

The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The credit risk of OTC derivatives arises from the potential of counterparties defaulting on their contractual obligations. To manage this credit risk, the Company deals with counterparties of good credit standing. In the case of a ratings downgrade affecting the Company, counterparties may increase the applicable margin requirements under derivative contracts, or may require the Company to terminate the agreements.

For additional information regarding the Company’s derivatives, refer to note 27 of the accompanying consolidated financial statements and the Risk Management section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 13, 2013.

Credit Risk

Doral Financial is subject to credit risk, particularly with respect to its investment securities and loans receivable. For a discussion of credit risk on investment securities available for sale, refer to note 8 of the accompanying consolidated financial statements.

Loans receivable are loans that the Company holds for investment purposes and, therefore, the Company is exposed to the risk of credit losses over the term of the loans. Because many of the Company’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments, as well as natural hazards, such as hurricanes, that may affect Puerto Rico. Puerto Rico has experienced a decrease in GDP of approximately 13% since 2006. This island wide depression has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed substantially, the Company believes that these conditions will continue to affect the credit quality of its loans receivable portfolio. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the Company’s exposure to loss upon default. The decline in property values and increase in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, which is the price point for the preponderance of the Company’s residential mortgage loan portfolio, than for higher priced homes.

In September 2010, the Governor of Puerto Rico signed into law Act No. 132 of 2010, which established various housing tax and other incentives to stimulate the sale of new and existing housing units. The tax and other incentives, including reductions in capital gains taxes, property taxes, and property recording fees and stamps, will be in effect until June 30, 2013, and are expected to continue to have a favorable impact in the current economic environment and new home absorption in Puerto Rico.

With respect to mortgage loans originated for sale as part of its mortgage banking business, the Company is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a MBS. With respect to FHA loans, the Company is fully insured by the FHA for the principal against any foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Prior to 2006, the Company sold loans on a recourse basis as part of its ordinary course of business. As part of such transactions, the Company committed to make payments to investors to remedy loan defaults or to repurchase defaulted loans. Refer to “Off-balance sheet activities” within the “Liquidity and Capital Resources” section of the MD&A for additional information regarding recourse obligations. During 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults.

The Company’s residential mortgage loan portfolio does not include a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the U.S. However, the Company does have a notable portfolio of residential balloon loans. As part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity, which may include interest-only periods or temporary interest rate reductions. The payments for these loans will reset at the former payment amount, unless the loan is restructured again or the restructured terms are extended. Substantially all residential mortgage loans are conventional 30 and 15-year amortizing fixed-rate loans at origination.

The residential mortgage portfolio includes loans that, at some point, were repurchased pursuant to recourse obligations. Repurchases of delinquent loans from recourse obligations totaled $6.4 million for the quarter ended March 31, 2013. When repurchased due to recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance. Of the residential mortgage loan portfolio (excluding FHA/VA loans) of $3.1 billion, $1.0 billion were reported as impaired loans, net of prior charge-offs of $69.5 million.

Historically, the Company has provided land acquisition, development, and construction financing to developers of residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate, with terms generally ranging from 12 to 36 months. The Company principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy at the time, and its adverse effect on the construction industry, the Company ceased financing new housing projects in Puerto Rico during 2007. Loans collateralized by land in Puerto Rico totaled $81.1 million as of March 31, 2013. Of the Puerto Rico land loans, $81.0 million are reported as impaired, net of prior charge-offs of $68.0 million. Doral also has reserves of $0.1 million allocated to impaired land loans as of March 31, 2013. The Company’s charge-offs and reserves are based upon the delinquency of the loan, expectation as to future recoveries, and external estimates of net realizable value.

The recorded balance for Puerto Rico residential housing construction has decreased from $43.0 million as of December 31, 2012, to $36.2 million as of March 31, 2013. Construction loans reported as impaired were $35.5 million, net of prior charge-offs of $10.8 million. Management expects the Puerto Rico construction and land portfolio to continue to decrease in future periods.

Doral also originated commercial and industrial and commercial real estate loans in Puerto Rico prior to 2009. Of the $580.6 million of these loans outstanding as of March 31, 2013, $288.0 million were reported as impaired, net of prior charge-offs of $39.8 million.

The Company continues to grow its U.S. loan portfolio, primarily comprised of commercial loans. During the three months ended March 31, 2013, gross loan receivables of the U.S. operations increased $101.8 million when compared to December 31, 2012. This increase was mainly related to commercial and industrial, and commercial real estate loans. Refer to note 11 for more information regarding U.S. loans receivable. The performance of such loans is subject to the continued strength of the New York City and U.S. economies.

Management took aggressive actions during the first three months of 2013 to mitigate the risk in the Puerto Rico loan portfolio, including a reorganization to segregate the problem assets from other areas of the business and significantly expanding the internal professional resources to manage the portfolio. Further actions to develop the organization (including additional resources) will be taken as Doral evaluates sales of its impaired loans. As part of its actions, Doral established a new unit, Doral Recovery, to optimize specific non-core commercial and residential assets within Doral. Non-core assets include virtually all commercial loans and leases, residential mortgage TDRs, residential mortgage loans that are delinquent for more than two years as well as residential and commercial OREO.

The following table presents the Company’s loans past due 30-89 days, excluding loans held for sale, for the periods indicated.

Table O—Loans past due 30-89 days

	March 31, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$129,436	$—	$129,436	$127,265	$—	$127,265
FHA/VA Loans	4,175	—	4,175	3,934	—	3,934
Other consumer	447	—	447	506	—	506

Total past-due consumer	134,058	—	134,058	131,705	—	131,705

Commercial
Commercial real estate	15,021	—	15,021	43,653	—	43,653
Commercial and industrial	494	—	494	110	—	110
Construction and land	4,497	—	4,497	4,257	—	4,257

Total past-due commercial	20,012	—	20,012	48,020	—	48,020

Total past-due loans (1)	$154,070	$—	$154,070	$179,725	$—	$179,725

(1)

In accordance with regulatory guidance, Doral defines 30 days past due as when the borrower is delinquent two payments. Doral defines 90 days past due based upon the actual number of days past due, except for residential mortgage loans which are considered 90 days past due when the loan is four payments in arrears.

The following table sets forth information with respect to the Company’s loans receivable that are past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal, but still accruing because they are well-secured and in the process of collection.

Table S—Loans past due 90 days and still accruing

	March 31, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing
FHA/VA	$4,415	—	$4,415	$6,129	$—	$6,129
Credit cards	362	—	362	455	—	455
Other consumer	545	—	545	663	—	663

Total consumer loans past due 90 days and still accruing	5,322	—	5,322	7,247	—	7,247

Commercial loans past due 90 days and still accruing
Commercial and industrial	454	—	454	413	—	413

Total loans past due 90 days and still accruing	$5,776	$—	$5,776	$7,660	$—	$7,660

Non-performing Loans

Doral recognizes interest income on loans receivable on an accrual basis, unless it is determined that collection of all contractual principal or interest is unlikely. In most cases, the Company discontinues recognition of interest income when a loan receivable is 90 days delinquent on principal or interest. For residential mortgage loans, the Company discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by the FHA/VA, which are placed in non-accrual status when the loan is ten payments in arrears. Loans determined to be well collateralized, so that ultimate collection of principal and interest is not in question (for example, when the outstanding principal and interest as a percentage of current collateral value is less than 60%), are not placed in non-accrual status, and the Company continues to recognize interest income. When a loan is placed in non-accrual status, all accrued interest is reversed against interest income in that period. Loans are returned to accrual status when principal and interest are current, if the loan has been restructured and complies with specified criteria (see Critical Accounting Policies), or when the loan is both well-secured, is in the process of collection, and collectability is no longer doubtful. The Company also places in non-accrual status all construction loans for residential properties classified as substandard, whose sole source of payment are interest reserves funded by the Company.

The Company continues to report TDR loans as non-accrual unless Doral expects to collect all contractual principal and interest and the borrowers have proven repayment capacity for a sufficient amount of time. Previously reversed or un-accrued interest is credited to income in the period of collection when the ultimate collection of principal is no longer in doubt (cash basis). For the three months ended March 31, 2013, the Company would have recognized $13.9 million in additional interest income had all delinquent loans had been accounted for on an accrual basis, compared to $16.8 million for the corresponding 2012 period. This amount includes interest reversed on loans placed on non-accrual status during the period.

The following table sets forth information with respect to Doral’s non-performing loans (excluding loans held for sale), OREO and other NPAs as of the dates indicated:

Table Q—Non-Performing Assets

	March 31, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$436,075	$551	$436,626	$432,157	$554	$432,711
Other consumer (2)	108	—	108	428	—	428

Total non-performing consumer, excluding FHA/VA	436,183	551	436,734	432,585	554	433,139
Non-performing commercial
Commercial real estate	222,631	646	223,277	189,200	646	189,846
Commercial and industrial	5,291	—	5,291	6,106	—	6,106
Construction and land	106,548	2,697	109,245	109,306	4,382	113,688

Total non-performing commercial	334,470	3,343	337,813	304,612	5,028	309,640

Total non-performing loans, excluding FHA/VA	770,653	3,894	774,547	737,197	5,582	742,779

OREO and repossessed units
Residential mortgage	70,040	—	70,040	61,648	—	61,648
Commercial real estate	21,115	—	21,115	22,148	—	22,148
Construction and land	27,307	477	27,784	27,650	477	28,127

Total OREO and repossessed units	118,462	477	118,939	111,446	477	111,923

Non-performing FHA/VA guaranteed residential(1)(3)	38,344	—	38,344	40,177	—	40,177

Total non-performing assets (4)	$927,459	$4,371	$931,830	$888,820	$6,059	$894,879

Total NPAs as a percentage of the net loans receivable portfolio, and OREO			15.08%			14.55%

Total NPAs as a percentage of consolidated total assets			11.13%			10.56%

Total NPLs (excluding FHA/VA guaranteed loans) to gross loans receivable (excluding FHA/VA guaranteed loans)			12.64%			12.15%

ALLL to non-performing loans receivable (excluding FHA/VA guaranteed loans)			16.18%			18.22%

(1)	FHA/VA delinquent loans are excluded from those non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.
(2)	Includes delinquencies related to personal, revolving lines of credit and other consumer loans.
(3)

FHA/VA loans are considered non-performing when the loan is ten payments in arrears, since the principal balance of these loans is insured or guaranteed under the applicable FHA/VA program and interest is, in most cases, fully recovered in foreclosure proceedings.

(4)	Excludes FHA and VA claims amounting to $16.6 million and $17.6 million as of March 31, 2013 and December 31, 2012, respectively.

During the first three months of 2013, Doral established a new unit, Doral Recovery, to optimize specific non-core commercial and residential assets within Doral. Non-core assets include virtually all commercial loans and leases, residential mortgage TDRs, residential mortgage loans that are delinquent for more than two years as well as residential and commercial OREO.

The following tables provide the non-performing loans activity by portfolio (considering only loans held for investment) for the periods indicated.

Table R—Non-Performing Loans Activity

	Three months ended March 31, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$432,711	$428	$433,139	$189,846	$6,106	$113,688	$309,640	$742,779
Additions	60,389	82	60,471	58,762	3,175	144	62,081	122,552
Repurchases	4,013	—	4,013	—	—	—	—	4,013
Remediated/Cure	(36,159)	(318)	(36,477)	(12,836)	(101)	(89)	(13,026)	(49,503)
Foreclosed	(13,996)	—	(13,996)	(1,897)	—	(313)	(2,210)	(16,206)
Write-downs	(10,333)	(84)	(10,417)	(10,598)	(3,888)	(4,185)	(18,671)	(29,088)

Balance at end of period	$436,625	$108	$436,733	$223,277	$5,292	$109,245	$337,814	$774,547

	Three months ended March 31, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total
Balance at beginning of period	$299,011	$352	$299,363	$169,255	$2,836	$98,147	$270,238	$569,601
Additions	177,412	182	177,594	34,874	85	25,387	60,346	237,940
Repurchases	3,156	—	3,156	—	—	—	—	3,156
Remediated/Cure	(43,833)	(260)	(44,093)	(5,310)	(202)	(855)	(6,367)	(50,460)
Foreclosed	(10,254)	—	(10,254)	(4,009)	(72)	(144)	(4,225)	(14,479)
Write-downs	(23,732)	—	(23,732)	(5,986)	(13)	(2,280)	(8,279)	(32,011)

Balance at end of period	$401,760	$274	$402,034	$188,824	$2,634	$120,255	$311,713	$713,747

Non-performing assets increased by $37.0 million, or 4.1%, to $931.8 million as of March 31, 2013, compared to $894.9 million as of December 31, 2012. This is primarily attributed to an increase of $33.4 million related to non-performing commercial real estate loans and an increase of $8.4 million related to residential mortgage OREOs.

Non-performing loans, excluding FHA/VA guaranteed residential loans, increased $31.8 million, or 4.3%, to $774.5 million as of March 31, 2013, compared to $742.8 million as of December 31, 2012. This is primarily attributed to the aforementioned $33.4 million increase in non-performing commercial real estate loans.

As of March 31, 2013, the Company reported a total of $436.6 million of non-performing residential mortgage loans, which represents 14.2% of total residential and 56.4% of total non-performing loans. Each of the aforementioned amounts exclude FHA/VA guaranteed loans. Non-performing FHA/VA guaranteed residential loans decreased $1.8 million during the three months ended March 31, 2013, primarily due to loss mitigation and front-end collection efforts.

OREO and repossessed units increased by $7.0 million, or 6.3%, to $118.9 million as of March 31, 2013, compared to $111.9 million as of December 31, 2012. This is primarily attributed to an increase of $8.4 million related to residential mortgage OREOs.

Composition of Mortgage Non-Performing Loans

The following table presents the composition of non-performing mortgage loans according to their actual loan-to-value, and whether they are covered by mortgage insurance. For purposes of this disclosure, actual loan-to-value ratios are calculated based on current unpaid balances and the most recent appraisals available.

Table S—Composition of mortgage non-performing loans (excluding loans held for sale) as of March 31, 2013.

Collateral Type	Loan To Value	Distribution
FHA/VA loans	n/a	21.5%
Loans with private mortgage insurance	n/a	6.0%
Loans with no mortgage insurance	< 60%	10.6%
	61-80%	35.8%
	81-90%	12.7%
	Over 91%	13.4%

Total loans		100.0%

LTV ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. The assumed loss severity fluctuates, depending on the size of the unpaid principal balance and the LTV level of individual loans. The original property appraisal obtained at the time of the loan was used to calculate the LTV for 4% of the loans presented in the table above, with a more recent appraisal used for the other 96% of loans presented.

Construction Loans

Construction and land loans include non-performing loans of $109.2 million as of March 31, 2013, or 14.1% of total non-performing loans, excluding non-performing FHA/VA guaranteed loans (97.5% of which are in Puerto Rico). As of March 31, 2013, 32.3% of the loans within the construction and land portfolio were considered non-performing loans. The Company’s construction and land loan portfolio reflected a decrease of $4.4 million in non-performing loans during the three months ended March 31, 2013, due primarily to foreclosures and write-downs totaling $4.5 million.

Although the Company has taken (and continues to take) steps to mitigate the credit risk underlying its construction loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.

During the three months ended March 31, 2013, the Company did not enter into any commitments to fund new construction loans for residential housing projects in Puerto Rico.

The following table presents further information on the Company’s loan portfolios.

Table T—Loan portfolio financial information

Residential Mortgage (excluding FHA/VA)

	March 31, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Residential 1st lien	$2,889,019 $	$12,033	$2,901,052	$2,933,317	$12,141	$2,945,458
Residential 2nd lien	161,801	—	161,801	169,913	—	169,913
Residential multi-family	4,567	—	4,567	4,595	—	4,595
Total non-performing	436,074	551	436,625	432,157	554	432,711
Net charge offs, year to date	12,473	—	12,473	76,496	—	76,496
Allowance for loan losses	90,766	164	90,930	93,881	218	94,099
Non-performing loans to total residential mortgage loans	14.27%	4.58%	14.23%	13.91%	4.56%	13.89%
Net charge-offs on an annualized basis to total residential mortgage loans	1.66%	—%	1.65%	2.46%	—%	2.45%

Commercial (Real Estate and Commercial & Industrial)

	March 31, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Commercial Real Estate	$456,615 $	$684,834	$1,141,449	$479,495	$631,569	$1,111,064
Commercial & Industrial	123,944	1,436,120	1,560,064	130,804	1,420,918	1,551,722
Total non-performing	227,923	646	228,569	195,306	646	195,952
Net charge offs (recoveries), year to date	13,139	(50)	13,089	29,006	—	29,006
Allowance for loan losses	16,699	10,012	26,711	21,677	10,466	32,143
Non-performing loans to total commercial loans	39.26%	0.03%	8.46%	32.00%	0.03%	7.36%
Net charge-offs on an annualized basis to total commercial loans	9.18%	(0.01)%	1.96%	4.75%	—%	1.09%

Construction & Land

	March 31, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Residential construction loans	$36,163 $	$6,315	$42,478	$38,573	$4,382	$42,955
Land, Multi-family, condominium and commercial construction loans	107,407	187,865	295,272	108,245	156,446	264,691
Undisbursed funds under existing commitments (1)	1,169	230,814	231,983	34,101	169,135	203,236
Total non-performing	106,548	2,697	109,245	109,306	4,382	113,688
Net charge offs, year to date	1,668	1,185	2,853	34,872	—	34,872
Allowance for loan losses	3,257	2,090	5,347	3,780	2,753	6,533
Non-performing loans to total construction and land loans	74.21%	1.39%	32.34%	74.50%	2.70%	36.95%
Net charge-offs on an annualized basis to total construction and land loans	4.71%	2.47%	3.43%	23.80%	—%	11.34%

(1)	Excludes undisbursed funds related to matured loans and loans in non-accrual status that are still active, since the Company does not have a legal commitment for additional funding.

Other Real Estate Owned

The Company’s OREO portfolio carrying value is presented at the estimated fair value, net of disposition costs. The fair value of an OREO is generally determined on the basis of internal and external appraisals and physical inspections. A charge to the allowance for loan and lease losses is recognized for any initial write-down to fair value, less costs to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.

Foreclosures have increased in recent periods as the volume of the NPLs has increased. The number of OREO sales increased in 2013 when compared to 2012, due to the Company’s strategic decision to reduce the pricing on the OREO portfolio in order to accelerate sales.

During the three months ended March 31, 2013, the Company sold 124 OREO properties, representing $10.3 million in carrying value, compared to 39 OREO properties, representing $5.1 million in carrying value, during the three months ended March 31, 2012. Gains and losses on sales of OREO are recognized in other expenses in the Company’s consolidated statements of operations.

Loan Modifications and Troubled Debt Restructurings

As a result of weakening economic condition in Puerto Rico, many borrowers have temporarily lost their means to pay their contractual loan principal and interest obligations. As a result of their economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage loans. The lower level of income and economic activity has also led to fewer newly constructed residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial, commercial real estate, construction and land loans. Management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral, if it is concluded that the borrower’s payment difficulties are temporary and the Company will, in time, collect the agreed upon loan principal and interest.

The Company has created a number of loan modification programs to help borrowers stay in their homes and operate their businesses, which also optimizes borrower performance and returns to the Company. In some cases, the restructure or loan modification fits the definition of a “Troubled Debt Restructuring” as defined by current accounting guidance. These modification programs are designed to provide temporary relief and, if necessary, longer term financial relief to the borrower. The Company’s consumer loan loss mitigation program (including consumer loan products and residential mortgage loans) grants a concession for economic or legal reasons related to the borrowers’ financial difficulties that it would not otherwise consider. The Company’s loss mitigation programs can provide for one or more of the following: (i) movement of unpaid principal and interest to the end of the loan; (ii) extension of the loan term for up to ten years; (iii) deferral of principal payments for a period of time; or (iv) a reduction of interest rates for a period of up to five years or, in some cases, permanently. Currently, none of the programs adopted by the Company provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected when the loan is paid off. It is the Company’s intention to make these programs available to those borrowers who have defaulted, or are likely to default permanently, on their loan and would lose their homes in foreclosure action absent a lender concession. However, the Company will move properties into foreclosure if the Company is not reasonably assured that the borrower will be able to repay all contractual principal or interest.

Modified loans (including mortgage loans which have reset) continue to be accounted for as TDRs, but are removed from amounts reported as TDRs, if: (a) they were modified in a prior calendar year, (b) the borrower has made at least six consecutive payments in accordance with their modified terms, and (c) the new effective yield was at least equal to the market rate for similar loans at the time of modification. In addition to the aforementioned criteria, the loan must not have a payment reset pending.

Regarding its commercial loan loss mitigation programs (including commercial real estate, commercial, land and construction loan portfolios), the Company makes the determination on a loan-by-loan basis at the time of restructuring as to whether a concession was made for economic or legal reasons relating to the borrower’s financial difficulty. Concessions made for commercial loans may include reductions in interest rates, extensions of maturity, waiving of borrower covenants, debt or interest forgiveness, or other contract changes that could be considered concessions. The Company mitigates losses from loan defaults within its commercial loan portfolio through its loan workout function. The function’s objectives are to minimize losses / maximize recoveries upon default of large and small credit relationships alike. The function uses Company embedded relationship officers, loan workout specialists, collection specialists, attorneys, as well as third party service providers, to supplement the Company’s internal resources. In the case of construction and development loans for residential projects, the workout function monitors project specifics, such as project management and marketing, among other things.

Loan modifications, on the loan receivable portfolio, that are considered troubled debt restructurings completed as of March 31, 2013 and December 31, 2012 were as follows:

Table U—Loan modifications considered TDRs (excluding loans held for sale)

	March 31, 2013		December 31, 2012
(In thousands)	Total TDRs	Non-Performing TDRs	Total TDRs	Non-Performing TDRs
Consumer modifications
Residential mortgage	$580,625	$311,810	$627,803	$302,215
FHA/VA guaranteed residential	13,945	10,468	14,521	10,497
Other consumer	1,101	46	1,098	56

Total consumer	595,671	322,324	643,422	312,768

Commercial modifications
Commercial real estate	102,735	58,623	114,144	65,814
Commercial and industrial	5,255	1,101	6,996	3,666
Construction and land	62,097	44,873	64,045	46,492

Total commercial	170,087	104,597	185,185	115,972

Total TDRs	$765,758	$426,921	$828,607	$428,740

Residential mortgage loans consist of $580.6 million, or 75.8% of total TDR loans, as of March 31, 2013. Of the residential mortgage loan TDRs, $145.5 million, or 25.0% were restructured at effective interest rates lower than the market interest rate at the time of modification. As of March 31, 2013, $237.2 million of residential mortgage TDRs have an effective rate equal to or higher than the market interest rate, and 76.6% of those loans were currently making payments complying with the new terms. It is expected that not all loans eligible to be excluded from TDR reporting will meet the performance criteria for exclusion, and that new loans will be restructured and meet the requirements to be reported as a TDR, so the total TDR balance is not expected to decline by the amount described.

Commercial & industrial and commercial real estate loans consist of $108.0 million, or 14.1% of total TDR loans, as of March 31, 2013. Of the commercial & industrial and commercial real estate loan TDRs, $19.8 million, or 18.3%, were restructured at effective interest rates lower than the market interest rate at the time of modification. As of March 31, 2013, $70.9 million of commercial & industrial and commercial real estate loan TDRs have an effective rate equal to or higher than the market interest rate, and 78.0% of those loans were currently making payments complying with the new terms. It is expected that not all loans eligible to be excluded from TDR reporting will meet the performance criteria for exclusion, and that new loans will be restructured and meet the requirements to be reported as a TDR, so the total TDR balance is not expected to decline by the amount described.

The table below illustrates restructured loans that are contractually non-performing (delinquent 90 days and over) as of March 31, 2013, by year of restructure.

Table V—Contractually non-performing TDR residential mortgage loans by restructure year

Year restructured	Total TDR Balance(1)	90 days and over delinquent at March 31, 2013(2)	Percentage of TDRs 90 days and over
2009 and prior	$104,117	$24,285	23.3%
2010	178,957	104,161	58.2%
2011	95,483	49,658	52.0%
2012	134,344	22,947	17.1%
2013	67,724	966	1.4%

	$580,625	$202,017	34.8%

(1)	Loans are included in period of most recent restructure, if subject to more than one restructure.
(2)	Using bank regulatory definition of four or more payments past due.

The following table presents the Company’s TDR activity (excluding loans held for sale) for the three months ended March 31, 2013.

Table W—TDRs Activity

Three months ended
March 31, 2013
Beginning balance	$828,607
Loans entering TDR status	57,544
Loans leaving TDR status	93,166
Principal amortization	16,797
Loans paid off and write-downs	4,995
Loans transferred to real estate held for sale	5,435

Ending balance	$765,758

Allowance for Loan and Lease Losses

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table X—Allowance for Loan and Lease Losses

	Three months ended March 31,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Balance at beginning of period	$121,768	$13,575	$135,343	$94,400	$8,209	$102,609
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	9,304	—	9,304	68,911	18	68,929
Other consumer	95	—	95	(399)	—	(399)

Total consumer	9,399	—	9,399	68,512	18	68,530
Commercial real estate	4,007	(170)	3,837	18,605	881	19,486
Commercial and industrial	3,820	—	3,820	137	421	558
Construction and land	1,667	—	1,667	26,560	47	26,607

Total commercial	9,494	(170)	9,324	45,302	1,349	46,651
Total provision for loan and lease losses	18,893	(170)	18,723	113,814	1,367	115,181
Charge-offs:
Non-FHA/VA residential mortgage	(13,992)	—	(13,992)	(32,331)	—	(32,331)
Other Consumer	(548)	—	(548)	(1,319)	—	(1,319)

Total consumer	(14,540)	—	(14,540)	(33,650)	—	(33,650)
Commercial real estate	(9,598)	—	(9,598)	(6,344)	—	(6,344)
Commercial and industrial	(3,897)	—	(3,897)	(27)	—	(27)
Construction and land	(1,668)	(1,185)	(2,853)	(11,434)	—	(11,434)

Total commercial	(15,163)	(1,185)	(16,348)	(17,805)	—	(17,805)
Total charge-offs	(29,703)	(1,185)	(30,888)	(51,455)	—	(51,455)
Recoveries:
Non-FHA/VA residential mortgage	1,519	—	1,519	116	—	116
Other consumer	187	—	187	268	—	268

Total consumer	1,706	—	1,706	384	—	384
Commercial real estate	349	50	399	70	—	70
Commercial and industrial	7	—	7	1	—	1
Construction and land	—	—	—	—	—	—

Total commercial	356	50	406	71	—	71
Total recoveries	2,062	50	2,112	455	—	455

Net charge-offs	(27,641)	(1,135)	(28,776)	(51,000)	—	(51,000)

Balance at end of period	$113,020	$12,270	$125,290	$157,214	$9,576	$166,790

ALLL as a percentage of loans receivable outstanding, at the end of period			2.02%			2.77%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			2.04%			2.81%
Provision for loan and lease losses to net charge-offs			65.06%			225.85%
Annualized net charge-offs to average loans receivable outstanding			1.82%			3.43%
ALLL to net charge-offs on an annualized basis			107.36%			80.64%

The PLLL for the three months ended March 31, 2013 resulted from: (i) $9.3 million in residential mortgage loans resulting mainly from increased estimate of future defaults on modified loans, deterioration in the probability of default and loss given ratios and updated property valuations; (ii) $3.8 million in commercial real estate loans resulting mainly from the receipt of new valuations on loans measured for impairment and deteriorating delinquency and; (iii) $3.8 million in commercial and industrial loans and $1.7 million in construction and land loans mainly attributed to the receipt of new valuations on loans measured for impairment. Refer to the Provision for Loan and Lease Losses in Item 2 of this Current Report on Form 10-Q for additional information regarding the provision for loan losses.

Charge-offs decreased $18.3 million, $8.6 million and $0.8 million for residential mortgage loans, construction loans and consumer loans, respectively, when comparing the three months ended March 31, 2013 to the corresponding period in 2012. These decreases were partially offset by an increase in charge-offs of $3.3 million in commercial real estate loans and $3.9 million in the construction and land portfolio when comparing the three months ended March 31, 2013 to the corresponding period in 2012.

As of March 31, 2013, the Company’s allowance for loan and lease losses was $125.3 million, a decrease of $10.1 million from $135.3 million as of December 31, 2012. This decrease resulted mainly from charge-offs totaling $30.9 million, partially offset by recoveries of $2.1 million and a provision of $18.7 million.

While the ALLL is a general reserve established to reflect losses estimated to have been incurred across the entire held for investment loan portfolio, the following table sets forth information concerning the internal allocation of Doral Financial’s allowance for loan and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table Y— Allocation of the allowance for loan and lease losses

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Total	Percentage	Total	Percentage
Consumer:
Residential mortgage	$90,930	72%	$94,099	69%
Other consumer	2,302	2%	2,568	2%

Total consumer	93,232	74%	96,667	71%
Commercial:
Commercial real estate	16,989	14%	22,351	17%
Commercial and industrial	9,722	8%	9,792	7%
Construction and land	5,347	4%	6,533	5%

Total commercial	32,058	26%	38,676	29%

Total	$125,290	100%	$135,343	100%

Adjusted Coverage Ratios

Doral Financial’s allowance for loan and lease loss coverage ratios for the portfolio (2.02%) and for non-performing loans (19.14%) are low relative to industry levels considering the number of problem assets, however management believes the allowance for loan and lease losses appropriately recognizes credit risks and inherent losses. Doral Financial believes this seeming inconsistency is the result of several unusual characteristics of its loan portfolio:

•

New commercial real estate lending and commercial lending in Puerto Rico was discontinued in 2008, new construction lending in Puerto Rico was discontinued in 2007, and new residential lending retained in portfolio was subject to significantly tighter underwriting standards beginning in 2009, resulting in a seasoned portfolio with fewer new nonperforming loans emerging.

•

As the seasoned portfolio becomes more delinquent, the accounting rules, regulatory requirements, and Doral’s policies require that collateral dependent loans be written down to their net realizable value (appraisal value less costs to dispose of the property).

•	Loans written down to the net realizable value reflect what Doral expects to ultimately collect from the collateral; therefore, no allowance for loan and lease losses can be provided for these loans.

•

24.44% of Doral’s nonperforming Puerto Rico commercial real estate, 0.62% of Puerto Rico non-performing commercial and industrial, and 35.31% of Puerto Rico construction and land loans are individually measured for impairment and written down to net realizable value and therefore cannot have an allowance for loan and lease losses as of March 31, 2013. Residential mortgage loans (excluding FHA/VA loans) that are 180 days delinquent are written down to net realizable value, representing 33.63% of Puerto Rico nonperforming residential mortgage loans as of March 31, 2013.

Given the circumstances of Doral’s non-performing loan portfolio, Doral believes adding the previous partial charge-offs to the reported allowance for loan and lease losses and other related discounts that reduce credit losses when a property is foreclosed provides more meaningful and comparable information as to the level to which Doral has recognized the credit losses in its portfolio. The following table provides information regarding Doral Financial’s recognition of credit losses absorbed by the allowance for loan and lease losses, previous partial charge-offs, and other credit related discounts:

Table Z—Adjusted Coverage Ratios

As of March 31, 2013	Loans Receivable
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$3,170,174	$3,067,421	$90,930	$102,753	$193,683	6.11%
FHA/VA guaranteed residential mortgage	57,551	57,466	—	85	85	0.15%
Consumer Loans	23,276	23,020	2,302	256	2,558	10.99%

Total consumer	3,251,001	3,147,907	93,232	103,094	196,326	6.04%

Commercial
Commercial real estate	1,195,499	1,141,449	16,989	54,050	71,039	5.94%
Commercial and industrial	1,565,513	1,560,064	9,722	5,449	15,171	0.97%
Construction and land	419,933	337,750	5,347	82,183	87,530	20.84%

Total commercial	3,180,945	3,039,263	32,058	141,682	173,740	5.46%

Loans receivable, gross	$6,431,946	$6,187,170	$125,290	$244,776	$370,066	5.75%

	Non-Performing Loans
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$501,978	$436,626	$90,930	$65,352	$156,282	31.13%
FHA/VA guaranteed residential mortgage	38,415	38,344	—	71	71	0.18%
Consumer Loans	296	108	2,302	188	2,490	840.00%

Total consumer	540,689	475,078	93,232	65,611	158,843	29.38%

Commercial
Commercial real estate	274,024	223,277	16,989	50,747	67,736	24.72%
Commercial and industrial	5,613	5,291	9,722	322	10,044	178.94%
Construction and land	186,643	109,245	5,347	77,398	82,745	44.33%

Total commercial	466,280	337,813	32,058	128,467	160,525	34.43%

Non-performing loans	$1,006,969	$812,891	$125,290	$194,078	$319,368	31.72%

As of December 31, 2012	Loans Receivable
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$3,211,419	$3,119,966	$93,833	$91,453	$185,286	5.77%
FHA/VA guaranteed residential mortgage	59,714	59,699	—	15	15	0.03%
Consumer Loans	24,949	24,713	2,632	236	2,868	11.50%

Total consumer	3,296,082	3,204,378	96,465	91,704	188,169	5.71%

Commercial
Commercial real estate	1,157,809	1,111,064	22,441	46,745	69,186	5.98%
Commercial and industrial	1,560,143	1,551,722	9,731	8,421	18,152	1.16%
Construction and land	387,220	307,646	6,708	79,574	86,282	22.28%

Total commercial	3,105,172	2,970,432	38,880	134,740	173,620	5.59%

Loans receivable, gross	$6,401,254	$6,174,810	$135,345	$226,444	$361,789	5.65%

	Non-Performing Loans
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$497,813	$432,711	$93,833	$65,102	$158,935	31.93%
FHA/VA guaranteed residential mortgage	40,198	40,177	—	21	21	0.05%
Consumer Loans	616	428	2,632	188	2,820	457.79%

Total consumer	538,627	473,316	96,465	65,311	161,776	30.03%

Commercial
Commercial real estate	240,549	189,846	22,441	50,703	73,144	30.41%
Commercial and industrial	6,428	6,106	9,731	322	10,053	156.39%
Construction and land	189,489	113,688	6,708	75,801	82,509	43.54%

Total commercial	436,466	309,640	38,880	126,826	165,706	37.97%

Non-performing loans	$975,093	$782,956	$135,345	$192,137	$327,482	33.58%

Considering the effect of partial charge-offs, credit related discounts and deferred fees, net, the Company’s coverage ratio was 5.75% as of March 31, 2013 and 5.65% as of December 31, 2012. The 10 basis point increase in this coverage ratio was largely due to an increase of approximately $14.1 million and $4.1 million in partial charge-offs and credit related discounts and deferred fees, net, respectively. The ALLL plus partial charge-offs and credit discounts to non-performing loans coverage ratio reflected a slight increase, from 33.58% at December 31, 2012 to 31.72% at March 31, 2013 mostly related to the decrease in the ALLL balance.

The following table presents the Company’s recorded investment in impaired loans and the related ALLL.

Table EE—Impaired loans and related allowance

(In thousands)	March 31, 2013	December 31, 2012
Impaired loans with allowance	$903,900	$1,135,759
Impaired loans without allowance	535,462	258,630

Total impaired loans	$1,439,362	$1,394,389

Related allowance	$62,965	$73,615
Average impaired loan portfolio	$1,416,875	$1,344,427

Impaired loans without an allowance includes impaired loans for which a partial charge-off, equal to the estimated loss, has been recorded and further reserves are not considered necessary as of the report date.

Counterparty Risk

The Company has exposure to many different counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. Loans, derivatives, investments, repurchase agreements, other borrowings, and receivables, among others, expose the Company to counterparty risk. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. There can be no assurance that any such losses would have a material and adverse effect on the Company’s results of operations.

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

Internal Control Over Financial Reporting

For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2012, please refer to Part II, Item 9A. Controls and Procedures, of the Company’s 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013.

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

Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the United States economy. Dramatic declines in the Puerto Rico and United States housing markets over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.

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

Puerto Rico’s economy entered into a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which the real gross national product grew by only 0.5%. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.5%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board in April 2013, real gross national product for fiscal year 2012 increased by only 0.1%, real gross national product for fiscal year 2013 is projected to decrease 0.4%, and real gross national product for fiscal year 2014 is projected to increase 0.2%.

Since 2000, Puerto Rico has faced a number of fiscal challenges, including an imbalance between its General Fund total revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $3.3 billion. In January 2009, the previous Puerto Rico government administration developed and commenced implementing a multi-year plan designed to achieve fiscal balance, restore sustainable economic growth and safeguard the investment-grade ratings of the Commonwealth bonds. The plan included certain expense reduction measures that, together with various temporary and permanent revenue raising measures, have allowed the Puerto Rico government to reduce its deficit. The Commonwealth’s ability to continue reducing the deficit will depend in part on its ability to continue increasing revenues and reducing expenditures, which in turn depends on a number of factors, including improvements in general economic conditions.

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

In April 2013, the Puerto Rico administration enacted Act No. 3 of April 4, 2013, which provides for a comprehensive reform to the Employees Retirement System to address its unfunded status and annual funding shortfalls. Among the major changes introduced by Act No. 3 are: (i) granting and accrual of future benefits to current employees under a defined contribution plan (rather than a defined benefit plan) to be paid through a lifetime annuity, (ii) gradual increase of the retirement age for various groups of participants, (iii) increase of the employee contribution to the Employees Retirement System to 10% from 8.275%, and (iv) elimination or reduction of various retirement benefits previously granted by special laws.

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

For additional information relating to the fiscal situation and challenges of the Commonwealth of Puerto Rico, refer to the sections titled “Fiscal Imbalance,” “Economic Reconstruction Plan,” “Economic Development Plan,” “Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement System,” and “Ratings of the Commonwealth General Obligation Bonds” under “Business-The Commonwealth” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013. The Commonwealth’s general obligation debt is currently rated “Baa3” with a negative outlook by Moody’s, “BBB-” with a negative outlook by Fitch, and “BBB-” with a negative outlook by S&P.

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

Disclosure Control and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On April 12, 2012, Mario S. Levis voluntarily dismissed the case pending before the Supreme Court of New York. Mr. Levis immediately thereafter filed a new complaint against the Company in the Superior Court of Puerto Rico. In his complaint Mr. Levis does not specify the exact amount of money and damages claimed, but he alleges that the Company owes him money and requests the fulfillment of the obligation to advance payment for the litigation costs concerning the defense of an indictment returned against him by a Grand Jury of the United States District Court for the Southern District of New York, which charged him with various counts of securities and wire fraud. On April 19, 2013, the Superior Court of Puerto Rico entered judgment dismissing Mr. Levis’ complaint against the Company.

On April 3, 2013, Mario S. Levis filed a new compliant against the Company, Mr. Glen R. Wakeman, President and CEO, and his wife, and Mr. Enrique R. Ubarri, Executive Vice President—General Counsel, and his wife, alleging that the Company owes Mr. Levis almost $3,000,000 in economic damages (plus interest), over $2,400,000 in legal fees and expenses, and an undisclosed amount for damages. Mr. Levis requests the fulfillment of the obligations to advance payment for the litigation costs concerning the defense of an indictment returned against him by a Grand Jury of the United States District Court for the Southern District of New York, which charged him with various counts of securities and wire fraud. Mr. Levis was convicted for one count of securities fraud, and two counts of wire fraud. On April 29, 2013, the United States Supreme Court denied the petition for a writ of certiorari. The case against the Company, Mr. Wakeman and Mr. Ubarri is at early stages.

For additional information on legal proceedings and regulatory matters, refer to note 24 to the unaudited interim consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q and Part I, Item 3 (Legal Proceedings) of the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on March 13, 2013.

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and/or the market price of our common stock may be adversely affected by a number of risk factors. Readers should carefully consider, in connection with other information disclosed in this Quarterly Report on Form 10-Q, the risk factors set forth below in this Form 10-Q and the risk factors set forth in Item 1A-Risk Factors of Part I of the Company’s 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013, as updated from time to time in filings made and to be made by the Company with the SEC. The risk factor disclosure set forth below and in our Form 10-K sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. These risks factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Quarterly Report on Form 10-Q or included in our other filings with the SEC. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition, or results of operations.

The risk factors described below and the risk factors set forth in Item 1A-Risk Factors of Part I of the Company’s 2012 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or currently deemed by the Company to be immaterial also may materially adversely affect the Company’s business, financial condition or results of operations. Please also refer to the section titled “Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Operating restrictions and conditions under the Consent Order and the Written Agreement will increase our operating costs and adversely affect our results of operations.

Doral Bank entered into the Consent Order with the FDIC and the Office of the Commissioner on August 8, 2012, and Doral Financial entered into the Written Agreement with the FRBNY on September 11, 2012. The Consent Order and the Written Agreement impose operating restrictions and conditions on Doral Bank and Doral Financial. Both the Consent Order and the Written Agreement increase our reporting obligations to our regulators.

We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Consent Order and the Written Agreement, which are expected to increase our operational costs and adversely affect the amount of time our management has to conduct our business. The additional operating costs to comply with, and the restrictions under, the Consent Order and the Written Agreement will adversely affect our results of operations.

Under the Consent Order and the Written Agreement the FRBNY, FDIC and the Office of the Commissioner may impose conditions on Doral Financial and/or Doral Bank that one or both entities may not be able to comply with, or even if complied with may materially adversely affect Doral Financial’s and/or Doral Bank’s operations and liquidity and capital resources, as well as their ability to meet their regulatory or financial obligations. If we fail to comply with the Consent Order or the Written Agreement in the future, or if, in the opinion of the FRBNY, FDIC or the Office of the Commissioner, our financial, operating or regulatory condition has significantly deteriorated, we may become subject to additional regulatory enforcement actions up to and including the appointment of a receiver or conservator for Doral Bank.

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

Doral Financial and Doral Bank have entered into the Written Agreement and the Consent Order with the FRBNY, the FDIC and the Office of the Commissioner. These banking regulators could take further actions with respect to Doral Financial or Doral Bank and, if any such further actions were taken, such actions could have a material adverse effect on us. The operating and other conditions of the Consent Order and the Written Agreement could lead to an increased risk of being subject to additional regulatory actions, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by these federal and state regulators. Our banking regulators could take additional actions to protect Doral Bank or to ensure that the holding company remains as a source of financial and managerial strength to Doral Bank, and such actions could have adverse effects on us.

Our ability to diversify our business operations in the United States is dependent upon approval of our operating plans by the FRBNY, the FDIC and/or the Office of the Commissioner. If we do not continue to receive the approval of the FRBNY, the FDIC and/or the Office of the Commissioner to develop our operations in the United States our business and results of operations will be materially adversely affected.

Because of the weak economic conditions in Puerto Rico we are diversifying our business operations through the development of our banking operations in New York and Florida. Because Doral Financial is a party to the Written Agreement with the FRBNY and Doral Bank is a party to the Consent Order with the FDIC and the Office of the Commissioner, we may be required to seek approval to take some actions under our operating plans, including further development of our banking operations in New York and Florida. If the FRBNY, the FDIC and/or the Office of the Commissioner do not approve the continued development of our banking operations in New York and Florida, our business and results of operations will be materially adversely affected.

Doral Bank is required to obtain the approval from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not allow Doral Bank to accept, renew or rollover any brokered deposits, Doral Bank may not be able to meet its liquidity needs or future obligations.

Doral Bank’s liquidity relies in part upon brokered deposits. Under the Consent Order with the FDIC, Doral Bank must obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not approve the acceptance, renewal or rollover of brokered deposits, or limits Doral Bank’s ability in any material way, Doral Bank’s liquidity, operations and ability to meet its obligations will be materially adversely affected.

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

We believe our allowance for loan and lease losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio. However, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed the allowance for loan and lease losses and that additional provisions to increase the allowance for loan and lease losses will be required. In addition, the FRBNY, the FDIC and/or the Office of the Commissioner may require us to establish additional reserves. Substantial additions to the allowance for loan and lease losses would materially adversely affect our results of operations and our financial condition.

Deteriorating credit quality has adversely impacted us and may continue to adversely impact us.

We have experienced a downturn in credit quality since 2006. Our credit quality has continued to be under pressure during 2013 as a result of continued recessionary conditions in Puerto Rico and the slow-down in consumer activity and economic growth in the United States that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. We expect that credit conditions and the performance of our loan portfolio may continue to deteriorate in the near future.

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

We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are requested when we determine that loans are impaired and are subsequently updated at least annually for residential properties and between 12 and 18 months for commercial properties. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.

Our credit quality may continue to be adversely affected by Puerto Rico’s recessionary economic conditions.

Because a majority of our business activities and credit exposure are still concentrated in Puerto Rico, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

The economy of Puerto Rico entered into a recession in the fourth quarter of the government’s fiscal year ended June 30, 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.5%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board in April 2013, real gross national product for fiscal year 2012 increased by only 0.1%, real gross national product for fiscal year 2013 is projected to decrease by 0.4%, and real gross national product for fiscal year 2014 is projected to increase by 0.2%.

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

Our common stock may be delisted from the New York Stock Exchange.

On November 8, 2012, we were notified by the NYSE that the average per share closing price of our common stock during the 30 trading-day period ending October 31, 2012 was below the NYSE’s continued listing standard relating to minimum average closing share price. The NYSE’s Listed Company Manual provides that the Company will be considered to be below compliance standards if the average closing price of the Company’s common stock is less than $1.00 over a consecutive 30 trading-day period.

We have six months from receipt of the notice to regain compliance with the NYSE’s price condition and bring our share price and average share price back above $1.00 per share. We notified the NYSE that we intend to regain compliance with the NYSE’s price condition and bring our share price and average share price back above $1.00 per share. In connection with our annual meeting of shareholders to be held on June 19, 2013, our Board of Directors will submit a proposal to our shareholders to approve a reverse stock split to cure the condition. If the reverse stock split proposal is approved by our shareholders and completed by our Board of Directors, the condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.

It is not certain that the Company will be able to regain compliance with the NYSE’s price condition within the time frame allotted. Delisting from the NYSE would have an adverse effect on the liquidity of our common stock and, as a result, the market price of our common stock would be adversely affected. Delisting could also make it more difficult for us to raise additional capital.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Accrued dividends in arrearage with respect to our Convertible Preferred Stock, through May 8, 2013, were approximately $40.1 million.

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

4.1	Common Stock Certificate (incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

4.8	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (incorporated herein by reference to exhibit 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (incorporated herein by reference to exhibit 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Consent Order among Doral Bank, the Federal Deposit Insurance Corporation and the Commissioner of Financial Institutions of Puerto Rico dated August 8, 2012. (incorporated herein by reference to exhibit number 99.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 9, 2012).

10.2	Written Agreement by and between Doral Financial Corporation and the Federal Reserve Bank of New York dated September 11, 2012. (incorporated herein by reference to exhibit number 99.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on September 13, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges for the three month period ended March 31, 2013 and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the three month period ended March 31, 2013 and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in XBRL: (i) the unaudited Consolidated Statements of Financial Condition, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Statements of Changes in Stockholders’ Equity, (v) the unaudited Consolidated Statements of Cash Flows and (vi) the Notes to the unaudited Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: May 08, 2013	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: May 08, 2013	/s/ Robert E. Wahlman
Robert E. Wahlman
Executive Vice President,
Chief Investment and Chief Financial Officer