Form 10-Q
period 2013-06-30
DORAL FINANCIAL CORP
filed 2013-08-15
CIK 840889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Common stock: 6,650,896 shares outstanding as of August 12, 2013.

Introductory Note

On August 12, 2013 Doral Financial Corporation filed a Form 12b-25 stating that it was unable to file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 because it determined during the final closing adjustments that it had incorrectly recorded past due interest associated with a number of loan modifications in prior periods and could not resolve the error without unreasonable effort and expense. The Company was also evaluating the financial control implications of these matters. The Company has since resolved these matters and as required by Rule 12b-25 of the Securities Exchange Act of 1934 is filing its Quarterly Report on Form 10-Q for the second fiscal quarter within the five (5) calendar day grace period afforded by such rule.

As set forth in more detail in the Company’s consolidated financial statements for the fiscal quarter ended June 30, 2013, the Company determined that it had incorrectly recorded $6.2 million interest income cumulatively from January 1, 2011 through June 30, 2013 (a period of ten fiscal quarters). In correcting the interest income over accrual there was a corresponding, cumulative adjustment to the ALLL associated with the loan modifications. In particular, the Company has reduced the reserves in the ALLL totaling $4.6 million, all of which has been recognized into income as of the three and six months period ended June 30, 2013. This results in a cumulative adjustment of $1.6 million.

The cumulative effect of all of these adjustments is a pre-tax decrease by $1.6 million to the Company’s income in the fiscal quarter ended June 30, 2013. Further, the Company determined that these accounting issues constitute a control deficiency that has been corrected principally by a change in the loan modification process, as well as other changes in the Company’s accounting procedures implemented through the second fiscal quarter of 2013.

DORAL FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

INDEX PAGE

Doral Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and in the notes to consolidated financial statements.

AFICA	Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority
ALLL	Allowance for loan and lease losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
CLO	Collateralized loan obligation
CMO	Collateralized mortgage obligations
CPR	Constant prepayment rate
DTA	Deferred tax asset
DTL	Deferred tax liability
FASB	Financial Accounting Standards Board
FHA/VA/FRM	Federal Housing Administration/Veteran Administration/Farm Credit Administration
FHLB	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FRBNY	Federal Reserve Bank of New York
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
GSE	Government sponsored enterprises
HUD	U.S. Department of Housing and Urban Development
IOs	Interest-only securities
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
NOL	Net operating loss
NOW	Negotiable order of withdrawal
NPL	Non-performing loan
OTTI	Other-than-temporary impairment
PR	Puerto Rico
RHS	Rural Housing Service
SEC	Securities and Exchange Commission
SPE	Special purpose entity
TDR	Troubled debt restructuring
US	United States of America
VIE	Variable Interest Entity
FTP	Funds Transfer Pricing
NYSE	New York Stock Exchange
DIF	Deposit Insurance Fund
PLLL	Provision for loan and lease losses
REVE	Real estate valuation estimate
UPB	Unpaid principal balance
IRLC	Interest rate lock commitments
ALCO	Asset/Liability Management Committee
MVE	Market value equity
NII	Net interest income
OTC	Over the counter
TBA	To be announced

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF June 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

(Dollars in thousands, except for share data)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$592,950	$634,432
Restricted cash	121,779	95,461

Securities held for trading, at fair value	38,385	42,303
Securities available for sale, at fair value (includes $148,138 and $206,494 pledged as collateral at June 30, 2013 and December 31, 2012, respectively, that may be repledged)	255,536	287,676
Federal Home Loan Bank of New York stock, at cost	52,579	63,853

Total investment securities	346,500	393,832
Loans:
Loans held for sale, at fair value	39,882	—
Loans held for sale, at lower of cost or market (includes $86,390 and $94,417 pledged as collateral at June 30, 2013 and December 31, 2012, respectively, that may be repledged)	476,861	438,055
Loans receivable (includes $172,498 and $171,957 pledged as collateral at June 30, 2013 and December 31, 2012, respectively, that may be repledged)	6,188,645	6,174,810
Less: Allowance for loan and lease losses	(112,467)	(135,343)

Total net loans receivable	6,076,178	6,039,467

Total loans, net	6,592,921	6,477,522

Accounts receivable	32,159	41,626
Mortgage-servicing advances	77,326	72,743
Accrued interest receivable	29,117	30,140
Servicing assets, net	98,137	99,962
Premises and equipment, net	91,246	93,975
Real estate held for sale, net	129,487	111,923
Deferred tax asset, net	49,150	48,716
Prepaid income tax	316,979	318,407
Other assets	43,418	60,363

Total assets	$8,521,169	$8,479,102

Liabilities
Deposits:
Non-interest-bearing deposits	$367,713	$353,472
Other interest-bearing deposits	2,819,405	2,279,157
Brokered deposits	1,784,439	1,996,235

Total deposits	4,971,557	4,628,864
Securities sold under agreements to repurchase	159,500	189,500
Advances from Federal Home Loan Bank	938,973	1,180,413
Loans payable	274,040	270,175
Notes payable	1,037,082	1,043,887
Accrued expenses and other liabilities	333,965	330,590

Total liabilities	7,715,117	7,643,429
Contingencies (Refer to note 24)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at June 30, 2013 and December 31, 2012
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 15,000,000 shares authorized; 6,650,896 and 6,423,021 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively(1)	67	64
Additional paid-in capital(1)	1,231,534	1,229,445
Accumulated deficit	775,471	(747,914)
Accumulated other comprehensive (loss) income, net of income tax benefit of $381 at June 30, 2013 and income tax expense of $425 at December 31, 2012	(2,160)	1,996

Total stockholders’ equity	806,052	835,673

Total liabilities and stockholders’ equity	$8,521,169	$8,479,102

(1)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013. See note 25.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except for per share data)	2013	2012	2013	2012
Interest income:
Loans	$80,961	$86,061	$171,776	$171,347
Mortgage-backed and investment securities	1,421	3,832	3,011	7,427
Interest-only strips	1,322	1,444	2,695	2,917
Other interest-earning assets	728	952	1,694	2,086

Total interest income	84,432	92,289	179,176	183,777

Interest expense:
Deposits	14,006	15,986	27,893	33,340
Securities sold under agreements to repurchase	1,120	2,849	2,354	5,699
Advances from the Federal Home Loan Bank (includes $0 and $556 for the three months ended June 30, 2013 and 2012, respectively and $0 and $1,080 for the six months ended June 30, 2013 and 2012, respectively, of AOCI reclassifications for net loss on cash flow hedges)	8,563	9,585	17,199	19,966
Loans payable	1,276	1,516	2,620	3,109
Notes payable	8,936	7,582	17,839	14,152

Total interest expense	33,901	37,518	67,905	76,266

Net interest income	50,531	54,771	111,271	107,511

Provision for loan and lease losses	5,536	5,209	24,259	120,390

Net interest income (loss) after provision for loan and lease losses	44,995	49,562	87,012	(12,879)

Non-interest income:
Net gain on loans securitized and sold and capitalization of mortgage servicing	9,025	9,818	18,491	16,022
Retail banking fees	6,067	6,407	12,191	12,668
Mortgage loan servicing income (net of mark-to-market adjustments)	214	356	3,393	5,125
Insurance agency commissions	2,359	2,559	4,790	4,746
Net (loss) gain on trading assets and derivatives	(1,303)	250	(12)	535
Mark-to-market adjustment of loans held for sale, at fair value	(1,296)	—	(297)	—
Net gain on investment securities available for sale (includes $(195) and $687 for the three months ended June 30, 2013 and 2012, respectively and $(195) and $(939) for the six months ended June 30, 2013 and 2012, respectively of AOCI reclassifications for realized (losses) gains on investment securities)	329	328	329	2,086
Net gain on early repayment of debt	661	—	207	—
Net credit other-than-temporary impairment losses	—	—	—	(6,396)
Other income	695	413	2,117	737

Total non-interest income	16,751	20,131	41,209	35,523

Non-interest expenses:
Compensation and benefits	24,920	18,943	49,443	36,837
Professional services	10,939	14,287	21,555	25,297
Occupancy expenses	5,531	5,108	10,471	9,389
Communication expenses	2,747	3,482	5,844	7,136
FDIC insurance expense	5,022	4,105	10,112	7,365
Depreciation and amortization	2,982	3,640	6,022	6,891
Taxes, other than payroll and income taxes	4,362	2,616	6,719	5,231
Electronic data processing expenses	4,166	3,889	9,131	7,422
Corporate insurance	1,883	1,569	3,722	3,177
Other	6,577	6,160	13,186	11,991

	69,129	63,799	136,205	120,736
Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	1,115	1,654	4,516	3,872
Other real estate owned expenses	3,626	5,067	8,069	8,883

	4,741	6,721	12,585	12,755

Total non-interest expenses	73,870	70,520	148,790	133,491

Loss before income taxes	(12,124)	(827)	(20,569)	(110,847)
Income tax (benefit) expense	(1,774)	785	2,158	(111,839)

Net (Loss) Income	$(10,350)	$(1,612)	$(22,727)	$992

Net loss attributable to common shareholders	$(12,765)	$(4,027)	$27,557	$(3,838)

Net loss per common share(1)(2)	$(1.95)	$(0.63)	$(4.22)	$(0.60)

(1)	Net loss per common share represents the basic and diluted loss per common share. Refer to note 25 for additional information regarding net loss attributable to common shareholders.
(2)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013. See note 25.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012

Net (loss) income	$(10,350)	$(1,612)	$(22,727)	$992

Other comprehensive (loss) income, before tax:

Unrealized (losses) gains on securities arising during the period	(4,688)	4,136	(5,086)	(3,625)
Non-credit portion of OTTI losses	—	—	—	6,396
Reclassification of net realized losses (gains) included in net loss	195	(687)	195	939

Other comprehensive (loss) income on investment securities, before tax	(4,493)	3,449	(4,891)	3,710

Income tax benefit (expense) related to investment securities	675	(517)	735	(555)

Other comprehensive (loss) income on investment securities, net of tax	(3,818)	2,932	(4,156)	3,155

Other comprehensive income on cash flow hedges	—	538	—	1,002

Other comprehensive (loss) income	(3,818)	3,470	(4,156)	4,157

Comprehensive (loss) income	$(14,168)	$1,858	$(26,883)	$5,149

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2013	2012

Preferred Stock	$352,082	$352,082

Common Stock:
Balance at beginning of period(1)	64	64
Restricted stock issued	3	—

Balance at end of period	67	64

Additional Paid-In Capital:
Balance at beginning of period (1)	1,229,445	1,224,202
Restricted stock issued	(3)	—
Stock-based compensation recognized	2,092	2,667

Balance at end of period	1,231,534	1,226,869

Accumulated Deficit:
Balance at beginning of period	(747,914)	(734,954)
Net (loss) income	(22,727)	992
Dividend accrued on preferred stock	(4,830)	(4,830)

Balance at end of period	(775,471)	(738,792)

Accumulated Other Comprehensive (Loss) Income, Net of Tax:
Balance at beginning of period	1,996	(1,240)
Other comprehensive (loss) income, net of deferred tax	(4,156)	4,157

Balance at end of period	(2,160)	2,917

Total stockholders’ equity	$806,052	$843,140

(1)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013. See note 25.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	$(22,727)	$992
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	2,092	2,667
Depreciation and amortization	6,022	6,891
Capitalization of mortgage servicing rights	(8,202)	(5,060)
Mark-to-market adjustment of servicing assets	8,244	8,698
Gain on sale of servicing asset	(23)	—
Deferred tax expense (benefit)	559	(115,810)
Provision for uncertain tax position	—	1,860
Provision for loan and lease losses	24,259	120,390
Provision for OREO losses	3,501	6,470
Provision for credit related losses	1,735	1,187
Loss on sale of real estate held for sale	2,258	674
Net premium amortization on loans, investment securities and debt	4,624	10,780
Origination and purchases of loans held for sale	(442,823)	(318,926)
Principal repayments and sales of loans held for sale	89,569	99,303
Mark-to-market adjustment of loans held for sale at fair value	297	—
Lower-of-cost or fair value adjustment on loans receivable transferred to the loans held for sale	212	—
Loss on sale of loans held for sale	773	432
Mark-to-market derivative	261	—
Gain on sale of securities	(25,023)	(17,248)
Net OTTI losses	—	6,396
Net gain on early repayment of debt	(207)	—
Purchases of securities held for trading	(5,380)	—
Unrealized losses on trading securities	60	99
Principal repayment and sales of securities held for trading	509,572	304,670
Amortization and net loss in the fair value of IOs	5,400	1,036
Unrealized loss on derivative instruments	(1,574)	309
Increase in derivative instruments	(110)	—
(Increase) decrease in restricted cash	(66,749)	157,906
Decrease in accounts receivable	9,467	1,406
(Increase) decrease in mortgage servicing advances	(4,583)	215
Decrease in accrued interest receivable	1,023	1,183
Decrease in other assets	18,848	11,615
Decrease in accrued expenses and other liabilities	(44,415)	(12,204)

Total adjustments	89,687	274,939

Net cash provided by operating activities	66,960	275,931

Cash flows from investing activities:
Purchases of securities available for sale	(90,081)	(481,701)
Principal repayment and sales of securities available for sale	115,826	324,166
Proceeds from sale of FHLB stock	11,274	7,067
Originations, purchases and repurchases of loans receivable	(822,147)	(718,686)
Principal repayment of loans receivable	612,267	349,627
Proceeds from sale of servicing assets	1,806	—
Purchases of premises and equipment	(3,293)	(2,531)
Proceeds from sales of real estate held for sale	17,026	13,506

Net cash used in investing activities	(157,322)	(508,552)

Cash flows from financing activities:
Increase in deposits	342,512	143,586
Decrease in securities sold under agreements to repurchase	(30,180)	—
Proceeds from advances from FHLB	130,000	200,000
Repayment of advances from FHLB	(379,808)	(305,000)
Repayment of secured borrowings	(7,281)	(11,726)
Proceeds from notes payable	—	325,951
Repayment of notes payable	(6,363)	(34,009)

Net cash provided by financing activities	48,880	318,802

Net (decrease) increase in cash and cash equivalents	(41,482)	86,181
Cash and cash equivalents at beginning of period	634,432	309,240

Cash and cash equivalents at the end of period	$592,950	$395,421

Supplemental schedule of non-cash activities:
Loan securitizations	$479,498	$289,508

Loans transferred to other real estate owned	$40,348	$23,323

Reclassification of loans held for investment portfolio to the held for sale portfolio(1)	$112,090	$20,372

Reclassification of loans held for sale portfolio to the held for investment portfolio	$3,431	$—

Reclassification of deferred tax asset to prepaid income tax	$—	$226,896

Supplemental information for cash flows:
Cash used to pay interest	$66,790	$73,827

Cash used to pay income taxes	$131	$438

(1)	See note 10.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking, mortgage banking insurance agency and commercial lending activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank”), Doral Recovery, Inc. (“Doral Recovery”), Doral Insurance Agency, LLC (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank controls three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), which is principally engaged in mortgage lending in Puerto Rico, Doral Money, Inc. (“Doral Money”), which is engaged in commercial lending in the United States, and Doral Recovery, LLC (“Doral Recovery II”, previously Casa Bella, LLC), an entity originally formed to dispose of a real estate project of which Doral Bank took possession during 2005, which now holds small commercial real estate loans and certain delinquent residential mortgage loans previously held by Doral Bank. Doral Money consolidates three variable interest entities created for the purpose of entering into collateralized loan arrangements with third parties.

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

During the quarter ended June 30, 2013, the Company recorded several out-of-period adjustments that affected the consolidated results of operations for the three and six months ended June 30, 2013. The out-of-period adjustments relate primarily to the incorrect recording of past due interest associated with a number of loan modifications and the resulting effect of this adjustment on the calculation of the allowance for loan losses, segmentation of certain modified loans within the ALLL model, and recourse liability. The impact on loss before taxes for the three-month and six-month periods ended June 30, 2013 resulted in an increase in the losses recognized of $4.4 million and $3.1 million, respectively. The impact of correcting these errors in the prior periods would have increased (decreased) loss before income taxes by approximately $1.3 million, $3.5 million, and $(0.2) million for the three-month period ended March 31, 2013, year ended December 31, 2012, and six-month period ended June 30, 2012, respectively. The Company assessed the impact of the adjustments needed to correct these errors in the appropriate periods and concluded that recording the adjustments in the quarter ended June 30, 2013, rather than restating the prior periods impacted, was quantitatively and qualitatively not material to the results of operations, financial position, and cash flows corresponding to the prior periods impacted.

Certain amounts reflected in the Company’s annual audited consolidated financial statements for the year ended December 31, 2012 and interim financial results of 2012 have been reclassified to conform to the presentation for the Company’s interim financial results for 2013.

The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), the collectability of receivables, adequacy of recourse obligations, fair value measurement of assets and liabilities, as well as income taxes and the accompanying deferred tax assets and reserves. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of June 30, 2013. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. The Company’s accounting policies are included in note 2 “Significant Accounting Policies” in the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loans Held for Sale

The Company’s loans classified as held-for-sale primarily include residential mortgage loans, commercial & industrial loans, commercial real estate loans, and GNMA loans. Effective March 18, 2013, the Company elected to account for its newly originated Puerto Rico residential mortgage loans classified as held-for-sale under the fair value option, with changes in fair value reported within the mark-to-market adjustment on loans held for sale at fair value caption in the consolidated statements of operations. Upfront fees and costs related to loans held for sale at fair value are recognized in earnings as incurred and not deferred. All other loans held-for-sale, not subject to the fair value option, are carried at the lower of cost or fair value on an aggregate portfolio basis. The amount by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance of loans held for sale at lower of cost or market are included in the determination of income in the period in which those changes occur and are reported under net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations. Loan origination fees, direct loan origination costs, premiums and discounts related to loans held for sale at lower of cost or market are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized.

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

Loans held for sale

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

3. Recent Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)

This Update states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU No. 2013-10”)

This Update permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Prior to the amendments in this ASU, only U.S. Treasury and the LIBOR swap rates were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to U.S. Treasury and LIBOR rates provides a more comprehensive spectrum of interest rates to be utilized as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”)

This Update affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. This Update changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. This Update requires an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. It also requires the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946; (b) information about changes, if any, in an entity’s status as an investment company; and (c) information

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in ASU 2013-08 are effective for interim and annual reporting periods beginning after December 15, 2013, with earlier application prohibited. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-07 - Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”)

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

Accounting Standards Update No. 2013-04 - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”)

In February 2013, the FASB issued ASU 2013-04 to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several-liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several-liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

Changes in Accounting Standards Adopted in the Financial Statements

Accounting Standards Update No. 2013-02 - Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

In February 2013, the FASB issued ASU 2013-02, to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011). The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. The amendments in ASU 2013-02 were effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update resulted in additional disclosures within the consolidated statements of operations, but did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-01 - Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)

In January 2013, the FASB issued ASU 2013-01, to clarify that the scope of ASU 2011-11 (issued in December 2011) would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45, or are subject to a master netting arrangement or similar agreement. The FASB concluded that the clarified scope will reduce significantly the operability concerns expressed by preparers while still providing decision-useful information about certain transactions involving master netting arrangements. The amendments in ASU 2013-01 were effective retrospectively for reporting periods beginning on or after January 1, 2013. The adoption of this update resulted in additional disclosures within note 27 - Derivatives, but did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2012-04 - Technical Corrections and Improvements (“ASU 2012-04”)

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

Accounting Standards Update No. 2012-2 (Topic 350) - Intangibles - Goodwill and Other (“ASU 2012-02”)

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

Accounting Standards Update No. 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

In December 2011, the FASB issued ASU 2011-11, enhancing disclosures about offsetting assets and liabilities by requiring improved information about financial instruments and derivative instruments that are either: (1) offset in accordance with certain rights to setoff conditions prescribed by current accounting guidance; or (2) subject to an enforceable master netting agreement or similar agreement, irrespective of whether they are offset in accordance to current accounting guidance. The amendments in ASU No. 2011-11 were effective for the first interim period beginning after January 1, 2013. This information enabled users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The adoption of this update resulted in additional disclosures but did not impact the Company’s consolidated financial statements.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

4. Cash and Due from Banks

At June 30, 2013 and December 31, 2012, the Company’s cash and due from banks totaled $593.0 million and $634.4 million, respectively and included $67.4 million and $36.7 million of non-interest bearing deposits with other banks, $493.2 million and $560.5 million of interest bearing deposits with the Federal Reserve Bank, and $7.2 million and $3.6 million of interest bearing deposits with the Federal Home Loan Bank of New York, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank. Those required average reserve balances were $144.3 million and $152.2 million as of June 30, 2013 and December 31, 2012, respectively.

5. Restricted Cash and Other Interest-Earning Assets

The Company reported restricted cash and other interest-earning assets of $121.8 million and $95.5 million as of June 30, 2013 and December 31, 2012, respectively.

The following table includes the composition of the restricted cash and other interest earning assets for the periods presented:

(In thousands)	June 30, 2013	December 31, 2012

Minimum required deposit balances with other financial institutions	$68,435	$433
Cash held in escrow accounts	8,598	9,851
Restricted assets related to CLO special-purpose entities (see note 28):
Cash and due from banks	6,499	1,627
Other interest-earning assets	38,247	83,550

	$121,779	$95,461

6. Securities Held for Trading

The following table summarizes the fair value of the Company’s securities held for trading as of June 30, 2013 and December 31, 2012.

(In thousands)	June 30, 2013	December 31, 2012
MBS	$560	$619
Variable Rate IOs	36,185	41,547
Fixed Rate IOs	84	122
Derivatives (1)	1,556	15

Total	$38,385	$42,303

(1)	Refer to note 27 for additional information regarding the notional amount of derivatives.

As of June 30, 2013 and December 31, 2012, the weighted-average yield of investment securities held for trading, including IOs, was 12.70% and 13.47%, respectively. The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

7. Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield, and contractual maturities of securities available for sale as of June 30, 2013 and December 31, 2012.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2013

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$86	$5	$—	$91	4.85%
Due from five to ten years	1,250	69	—	1,319	4.79%
Due over ten years	180,552	307	3,517	177,342	1.55%

CMO Government Sponsored Agencies
Due from one to five years	1,225	—	101	1,124	7.80%
Due over ten years	3,141	1,010	106	4,045	6.10%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,981	—	10	44,971	0.09%

Private Securities and Other
Due within one year	5,000	2	—	5,002	3.50%
Due over ten years	21,842	51	251	21,642	3.10%

	$258,077	$1,444	$3,985	$255,536	1.56%

As of December 31, 2012

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$115	$9	$—	$124	4.84%
Due from five to ten years	1,342	93	—	1,435	4.80%
Due over ten years	204,431	1,433	318	205,546	1.58%

CMO Government Sponsored Agencies
Due from one to five years	1,393	—	115	1,278	7.80%
Due over ten years	4,675	1,104	145	5,634	5.46%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,976	5	—	44,981	0.13%

Private Securities and Other
Due from one to five years	5,000	6	—	5,006	3.50%
Due over ten years	23,397	275	—	23,672	3.17%

	$285,329	$2,925	$578	$287,676	1.63%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

8. Investments in an Unrealized Loss Position

The following tables present the Company’s fair value and gross unrealized losses for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	14	$173,562	$3,517	—	$—	$—	14	$173,562	$3,517
CMO Government Sponsored Agencies	—	—	—	2	2,763	207	2	2,763	207
Obligations U.S. Government Sponsored Agencies	1	44,971	10	—	—	—	1	44,971	10
Private Securities and Other	4	12,298	251	—	—	—	4	12,298	251

	19	$230,831	$3,778	2	$2,763	$207	21	$233,594	$3,985

	As of December 31, 2012
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	5	$62,366	$318	—	$—	$—	5	$62,366	$318
CMO Government Sponsored Agencies	1	1,130	16	3	3,308	244	4	4,438	260

	6	$63,496	$334	3	$3,308	$244	9	$66,804	$578

Investment securities currently held by the Company are principally MBS or other securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities is considered recoverable.

During the first three months of 2012, Puerto Rico Non-Agency CMOs and other privately issued securities reflecting unrealized losses were marked to market with losses recorded in the consolidated statement of operations. The Company intended to sell the securities evaluated for OTTI and, when the intention to sell was reached, the book value of the securities was written down to the estimated market values obtained from broker dealers. During the second quarter of 2012, after consideration of the $6.4 million OTTI recognized in the first three months of 2012, these securities were sold at an additional loss of approximately $87,000.

As of June 30, 2013, the declines in the fair value of the remaining securities in the Company’s portfolio are considered temporary, as the Company neither intends to sell these securities, nor is it more likely than not that it will be required to sell these securities, prior to recovering their entire amortized cost basis. Based on this impairment analysis, the Company did not recognize OTTI during the three months and six months ended June 30, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the securities for which OTTI was recognized for the three months and six months ended June 30, 2012, based on the Company’s impairment analysis as of June 30, 2012.

	As of June 30, 2012			Three months ended June 30, 2012			Six months ended June 30, 2012
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$4,881	$—	$4,881
Other	—	—	—	—	—	—	1,515	—	1,515

	$—	$—	$—	$—	$—	$—	$6,396	$—	$6,396

The following table presents activity related to the credit losses recognized in earnings during the three months and six months ended June 30, 2012 for debt securities held by the Company, for which a portion of OTTI remains in accumulated other comprehensive income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$—	$13,502	$—	$7,106
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	1,515
Additional OTTI credit losses for which an OTTI was previously recognized	—	—	—	4,881
Less:
OTTI on investment securities sold	—	(13,502)	—	(13,502)

Balance at end of period	$—	$—	$—	$—

The Company will continue to monitor and analyze the performance of its securities to assess the collectability of principal and interest as of each balance sheet date.

9. Pledged Assets

At June 30, 2013 and December 31, 2012, certain securities and loans, as well as cash and other interest earning assets, were pledged to secure public deposits, assets sold under agreements to repurchase, certain borrowings and available credit facilities, as described below:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Securities available for sale	$218,018	$252,739
Loans held for sale, at lower of cost or market	86,390	94,417
Loans receivable	3,132,561	3,185,943

Total pledged assets	$3,436,969	$3,533,099

Pledged securities and loans that the creditor has the right to re-pledge are disclosed on the consolidated statements of financial condition. Pledged loans held for sale do not include loans held for sale, at fair value, but only those that continue to be carried at lower of cost or market.

As of June 30, 2013 and December 31, 2012, pledged investment securities available for sale were as follows: $166.1 million and $206.5 million, respectively, pledged as collateral for securities sold under agreements to repurchase; $7.0 million and $1.4 million, respectively, pledged to secure public funds from the government of Puerto Rico; and $44.9 million and $44.9 million, respectively, pledged as collateral for the FNMA recourse obligation.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loans held for sale, at lower of cost or market, totaling $86.4 million and $94.4 million are pledged as collateral for the Company’s secured borrowings as of June 30, 2013 and December 31, 2012, respectively. See note 19 for additional information regarding the Company’s secured borrowings.

Loans receivable totaling approximately $1.8 billion and $1.9 billion as of March 31, 2013 and December 31, 2012, respectively, are pledged as collateral for FHLB advances, while $172.5 million and $172.0 million are pledged as collateral for secured borrowings as of June 30, 2013 and December 31, 2012, respectively. Loans receivable pledged also include $1.1 billion and $1.1 billion of syndicated commercial loans pledged as collateral as of June 30, 2013 and December 31, 2012, respectively, to secure $832.0 million and $832.0 million in notes payable issued by three VIEs included in the Company’s consolidated financial statements as of June 30, 2013 and December 31, 2012, respectively. See note 28 for additional information regarding the Company’s VIEs.

10. Loans Held for Sale

Effective March 18, 2013, the Company irrevocably elected to measure at fair value each newly originated residential mortgage loan in the Puerto Rico portfolio classified as held for sale. By electing the fair value option, the loans are marked to market and unrealized gains and losses are included in the mark-to-market adjustment on loans held for sale, at fair value, within the non-interest income caption of the consolidated statements of operations. As of June 30, 2013, the aggregate principal balance of loans held for sale at fair value was $39.9 million. The mark-to-market related changes in the fair value of loans held for sale, at fair value, resulted in losses of $1.3 million and $0.3 million for the three months and six months ended June 30, 2013, respectively.

Prior to electing the fair value option for certain loans held for sale, all loans classified as held-for-sale were carried at the lower of cost or market. The lower-of-cost-or-market accounting resulted in a potential mismatch of the earnings impact of changes in the fair value of the loans held for sale and the derivative contracts entered to hedge the interest rate risk associated with the loans. The Company’s fair value election does not apply to certain other loans classified as held-for-sale, such as GNMA loans with right of repurchase, loans pledged to secure borrowings, or any loans in the U.S. portfolio, as the fair value option was only elected for residential mortgage loans to be sold which are originated only by Doral Bank’s Puerto Rico operations.

Loans held for sale consist of the following as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Loans held for sale, at fair value
Conventional single family residential	$11,793	$—
FHA/VA	28,089	—

Total loans held for sale, at fair value	$39,882	$—

Loans held for sale, lower of cost or market
Conventional single family residential	$77,273	$97,185
FHA/VA	234,154	284,001
Commercial real estate	43,301	45,607
Commercial & industrial	122,133	11,262

Total loans held for sale, at lower of cost or market (1)(2)	$476,861	$438,055

(1)	Includes $9.5 million and $1.1 million of interest-only loans as of June 30, 2013 and December 31, 2012, respectively.
(2)	Includes $127.7 million and $17.6 million of balloon loans as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, loans held for sale included $210.6 million and $213.7 million, respectively, of defaulted loans collateralizing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase. Payment of principal and a portion of the interest on these loans is guaranteed by the FHA/VA/FRM.

Loan origination fees, discount points, and certain direct origination costs for loans held for sale at lower of cost or market are initially recorded as an adjustment to the cost basis of the loan and reflected in the Company’s earnings as part of the net gain on mortgage loan sales when the loan is sold or securitized into an MBS. In the case of loans held for sale at fair value, up-front fees and costs are recognized in earnings as incurred and not deferred. As of June 30, 2013 and December 31, 2012, the Company had net deferred origination fees on loans held for sale totaling approximately $0.3 million and $0.6 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2013 and December 31, 2012, non-performing loans held for sale, excluding GNMA defaulted loans, totaled $36.3 million and $38.6 million, respectively, excluding FHA/VA guaranteed loans and defaulted loans collateralizing GNMA securities.

During the three months ended June 30, 2013, the Company entered into an agreement to sell certain loans at a future date and reclassified $112.1 million of its commercial loans receivable to loans held for sale, at lower-of-cost-or-market. The initial lower-of-cost or market adjustment for these loans reclassified to held-for-sale was recorded in other expenses in the non-interest expenses section of the statement of operations, with a corresponding reduction to their carrying value. Subsequent reductions in value were recorded within Non-interest income.

11. Loans Receivable and Allowance for Loan & Lease Losses

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$2,986,603	$10,817	$2,997,420	$3,107,825	$12,141	$3,119,966
FHA/VA guaranteed residential mortgage	52,735	—	52,735	59,699	—	59,699
Consumer Loans	21,191	186	21,377	24,674	39	24,713

Total consumer	3,060,529	11,003	3,071,532	3,192,198	12,180	3,204,378

Commercial
Commercial real estate	448,111	690,442	1,138,553	479,495	631,569	1,111,064
Commercial & industrial	121,098	1,408,460	1,529,558	130,804	1,420,918	1,551,722
Construction & land	141,484	307,518	449,002	146,818	160,828	307,646

Total commercial	710,693	2,406,420	3,117,113	757,117	2,213,315	2,970,432

Loans receivable, gross(1)(2)	3,771,222	2,417,423	6,188,645	3,949,315	2,225,495	6,174,810

Less:
Allowance for loan and lease losses	(99,381)	(13,086)	(112,467)	(121,768)	(13,575)	(135,343)

Loans receivable, net	$3,671,841	$2,404,337	$6,076,178	$3,827,547	$2,211,920	$6,039,467

(1)	Includes $2.0 billion and $1.9 billion of balloon loans, as of June 30, 2013 and December 31, 2012, respectively.
(2)	Includes $875.4 million and $925.6 million of interest-only loans, per terms of the original contract, as of June 30, 2013 and December 31, 2012, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.2 billion and $2.0 billion, respectively, at June 30, 2013, and $4.4 billion and $1.8 billion, respectively, at December 31, 2012.

The adjustable rate loans, comprised of construction & land, and commercial loans, have interest-rate adjustment limitations, and rates that are generally tied to interest-rate market indices (primarily the Prime Rate and 3-month LIBOR). Future market factors may affect the correlation between interest-rate adjustments and the rate the Company pays on its short-term deposits that primarily fund these loans.

Loan origination fees, discount points, and certain direct origination costs for loans receivable are deferred and presented as adjustments to the loan balance and amortized over the life of the loan. As of June 30, 2013 and December 31, 2012, net deferred origination fees on loans receivable totaled $23.9 million and $23.4 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Non-accrual loans, excluding loans held for sale, as of June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$408,745	$870	$409,615	$432,157	$554	$432,711
FHA/VA guaranteed residential	34,630	—	34,630	40,177	—	40,177
Other consumer (1)	98	—	98	428	—	428

Total consumer	443,473	870	444,343	472,762	554	473,316

Commercial
Commercial real estate	190,926	646	191,572	189,200	646	189,846
Commercial & industrial	4,673	—	4,673	6,106	—	6,106
Construction & land	104,737	2,697	107,434	109,306	4,382	113,688

Total commercial	300,336	3,343	303,679	304,612	5,028	309,640

Total loans receivable on which accrual of interest has been discontinued	$743,809	$4,213	$748,022	$777,374	$5,582	$782,956

(1)	Includes personal, revolving lines of credit and other consumer loans.

The Company would have recognized additional income had all loans receivable been accounted for on an accrual basis as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Consumer
Residential mortgage	$7,215	$8,094	$12,434	$12,301
FHA/VA guaranteed residential	648	1,021	1,178	1,825
Other consumer	4	7	4	8

Total consumer	7,867	9,122	13,616	14,134

Commercial
Commercial real estate	3,573	3,459	6,762	6,427
Commercial & industrial	128	257	256	508
Construction & land	1,382	1,643	2,762	3,366

Total commercial	5,083	5,359	9,780	10,301

Total interest income	$12,950	$14,481	$23,396	$24,435

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s aging of loans receivable, excluding non-accrual loans, as of June 30, 2013 and December 31, 2012, is as follows:

As of June 30, 2013

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$2,434,489	$9,947	$143,369	$—	$—	$—	$2,577,858	$9,947	$2,587,805
FHA/VA guaranteed residential mortgage	9,863	—	4,242	—	4,000	—	18,105	—	18,105
Other consumer	19,765	186	405	—	923	—	21,093	186	21,279

Total consumer	2,464,117	10,133	148,016	—	4,923	—	2,617,056	10,133	2,627,189

Commercial
Commercial real estate	240,156	689,797	17,029	—	—	—	257,185	689,797	946,982
Commercial & industrial	115,553	1,408,460	215	—	656	—	116,424	1,408,460	1,524,884
Construction & land	36,582	304,821	165	—	—	—	36,747	304,821	341,568

Total commercial	392,291	2,403,078	17,409	—	656	—	410,356	2,403,078	2,813,434

Total loans	$2,856,408	$2,413,211	$165,425	$—	$5,579	$—	$3,027,412	$2,413,211	$5,440,623

As of December 31, 2012

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total
(In thousands)	PR	US	PR	US	PR	US	PR	US	Total
Consumer
Residential mortgage	$2,548,403	$11,587	$127,265	$—	$—	$—	$2,675,668	$11,587	$2,687,255
FHA/VA guaranteed residential mortgage	9,459	—	3,934	—	6,129	—	19,522	—	19,522
Other consumer	22,622	39	506	—	1,118	—	24,246	39	24,285

Total consumer	2,580,484	11,626	131,705	—	7,247	—	2,719,436	11,626	2,731,062

Commercial
Commercial real estate	246,642	630,923	43,653	—	—	—	290,295	630,923	921,218
Commercial & industrial	124,176	1,420,918	110	—	413	—	124,699	1,420,918	1,545,617
Construction & land	33,254	156,446	4,257	—	—	—	37,511	156,446	193,957

Total commercial	404,072	2,208,287	48,020	—	413	—	452,505	2,208,287	2,660,792

Total loans	$2,984,556	$2,219,913	$179,725	$—	$7,660	$—	$3,171,941	$2,219,913	$5,391,854

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loans considered TDRs and non-accrual TDRs, grouped by major modification types, as of June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	As of June 30, 2013		As of December 31, 2012
Modification Type	Total TDR Balance	TDRs on Non-Accrual Status	Total TDR Balance	TDRs on Non-Accrual Status
Deferral of principal and/or interest	$142,867	$61,292	$167,810	$72,196
Combined temporary rate reduction and term extension	395,642	231,701	478,578	250,804
Maturity or term extension	47,393	38,651	54,679	43,568
Forbearance	11,574	6,991	9,768	7,529
Permanent payment reduction	12,728	1,817	13,903	2,334
Other	170,911	71,891	103,869	52,308

	$781,115	$412,343	$828,607	$428,739

The non-accrual TDRs presented in the table above include those TDRs the are currently performing in accordance with their modification terms, but do not meet the criteria to be returned to accrual status because: (a) six consecutive payments have not yet been made; or (b) six consecutive payments have been made, but there exists a pending reset which: (i) will increase the monthly payment by more than 25%; and (ii) either the borrower’s debt service to income ratio is greater than 40%, or the property loan-to-value ratio is greater than 80%. Of the total non-accrual TDRs, $121.5 million and $109.9 million are currently performing in accordance with their modified contractual terms (less than four payments in arrears for residential mortgage loans and less than 90 days past due for all other categories) as of June 30, 2013 and December 31, 2012, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loan modifications that are considered TDRs completed during the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,
	2013			2012
(Dollars in thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non FHA/VA	329	$42,891	$45,990	488	$65,079	$66,881
Other consumer	—	—	—	11	91	91

Total consumer	329	42,891	45,990	499	65,170	66,972

Commercial
Commercial real estate	7	32,088	32,081	6	15,320	14,152
Commercial and industrial	1	75	75	—	—	—

Total commercial	8	32,163	32,156	6	15,320	14,152

Total loan modifications	337	$75,054	$78,146	505	$80,490	$81,124

	Six months ended June 30,
	2013			2012
(Dollars in thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non FHA/VA	757	$101,156	$110,954	836	$110,729	$112,821
Other consumer	—	—	—	29	198	198

Total consumer	757	101,156	110,954	865	110,927	113,019

Commercial
Commercial real estate	21	36,631	36,691	7	15,945	14,776
Commercial & industrial	2	2,303	2,283	2	716	579

Total commercial	23	38,934	38,974	9	16,661	15,355

Total loan modifications	780	$140,090	$149,928	874	$127,588	$128,374

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loan modifications considered TDRs that were modified within the twelve months prior to June 30, 2013 or 2012, as applicable, and whose borrower re-defaulted (defaulted on its obligation pursuant to the terms of the modified loan) during the six months ended June 30, 2013 or 2012, as applicable, were as follows:

	June 30, 2013		June 30, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Consumer
Residential mortgage - non FHA/VA	88	$14,204	51	$6,935
Other consumer	—	—	1	2

Total consumer	88	14,204	52	6,937

Commercial
Commercial real estate	3	613	3	7,276
Construction & land	2	1,023	—	—

Total commercial	5	1,636	3	7,276

Total recidivism	93	$15,840	55	$14,213

For the three months and six months ended June 30, 2013, the Company would have recognized $6.2 million and $10.8 million in additional interest income had all TDR loans been accounted for on an accrual basis.

As of June 30, 2013 and December 31, 2012, construction and land TDRs totaled $59.9 million and $64.0 million, respectively, with commitments to disburse additional funds of $0.8 million and $1.3 million, respectively, on those construction and land TDRs.

The following table presents commercial real estate, commercial & industrial, and construction & land loans receivable by risk category.

	As of June 30, 2013
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial real estate	$907,876	$25,057	$193,713	$11,798	$109	$1,138,553
Commercial and industrial	1,524,435	1,696	2,679	305	443	1,529,558
Construction and land	330,558	3,351	108,706	6,387	—	449,002

Total	$2,762,869	$30,104	$305,098	$18,490	$552	$3,117,113

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The activity in the Company’s ALLL for the three months and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$90,930	$2,302	$93,232	$16,989	$9,722	$5,347	$32,058	$125,290
Provision for loan and lease losses	4,447	265	4,712	(389)	(28)	1,241	824	5,536
Losses charged to the allowance	(15,404)	(552)	(15,956)	(3,615)	(612)	(99)	(4,326)	(20,282)
Recoveries	870	214	1,084	708	94	37	839	1,923

Balance at end of period	$80,843	$2,229	$83,072	$13,693	$9,176	$6,526	$29,395	$112,467

Reported balance of loans(1)	$2,997,418	$20,558	$3,017,976	$1,138,553	$1,529,558	$449,002	$3,117,113	$6,135,089

ALLL for impaired loans	$54,835	$—	$54,835	$3,265	$405	$2,503	$6,173	$61,008

Reported balance of impaired loans	$1,030,874	$—	$1,030,874	$278,588	$7,506	$125,906	$412,000	$1,442,874

ALLL for non-impaired loans	$26,008	$2,229	$28,237	$10,428	$8,771	$4,023	$23,222	$51,459

Reported balance of non-impaired loans	$1,966,544	$20,558	$1,987,102	$859,965	$1,522,052	$323,096	$2,705,113	$4,692,215

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $52.7 million and $0.8 million, respectively.

	Three months ended June 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$95,083	$3,507	$98,590	$26,120	$9,160	$32,920	$68,200	$166,790
Provision for loan and lease losses	2,530	448	2,978	3,848	(897)	(720)	2,231	5,209
Losses charged to the allowance	(12,742)	(1,085)	(13,827)	(4,260)	(159)	(2,517)	(6,936)	(20,763)
Recoveries	574	318	892	526	35	—	561	1,453

Balance at end of period	$85,445	$3,188	$88,633	$26,234	$8,139	$29,683	$64,056	$152,689

Reported balance of loans(1)	$3,234,587	$28,531	$3,263,118	$991,914	$1,431,626	$366,385	$2,789,925	$6,053,043

ALLL for impaired loans	$52,561	$—	$52,561	$15,598	$1,553	$27,717	$44,868	$97,429

Reported balance of impaired loans	$933,277	$—	$933,277	$269,834	$24,167	$145,810	$439,811	$1,373,088

ALLL for non-impaired loans	$32,884	$3,188	$36,072	$10,636	$6,586	$1,966	$19,188	$55,260

Reported balance of non-impaired loans	$2,301,310	$28,531	$2,329,841	$722,080	$1,407,459	$220,575	$2,350,114	$4,679,955

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $67.4 million and $1.2 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Six months ended June 30, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & Land	Total Commercial	Total

Balance at beginning of period	$94,099	$2,568	$96,667	$22,351	$9,792	$6,533	$38,676	$135,343
Provision for loan and lease losses	13,751	360	14,111	3,448	3,792	2,908	10,148	24,259
Losses charged to the allowance	(29,396)	(1,100)	(30,496)	(13,213)	(4,509)	(2,952)	(20,674)	(51,170)
Recoveries	2,389	401	2,790	1,107	101	37	1,245	4,035

Balance at end of period	$80,843	$2,229	$83,072	$13,693	$9,176	$6,526	$29,395	$112,467

Reported balance of loans (1)	$2,997,418	$20,558	$3,017,976	$1,138,553	$1,529,558	$449,002	$3,117,113	$6,135,089

ALLL for impaired loans	$54,835	$—	$54,835	$3,265	$405	$2,503	$6,173	$61,008

Reported balance of impaired loans	$1,030,874	$—	$1,030,874	$278,588	$7,506	$125,906	$412,000	$1,442,874

ALLL for non-impaired loans	$26,008	$2,229	$28,237	$10,428	$8,771	$4,023	$23,222	$51,459

Reported balance of non-impaired loans	$1,966,544	$20,558	$1,987,102	$859,965	$1,522,052	$323,096	$2,705,113	$4,692,215

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $52.7 million and $0.8 million, respectively.

	Six months ended June 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & Land	Total Commercial	Total

Balance at beginning of period	$58,369	$4,957	$63,326	$12,908	$8,628	$17,747	$39,283	$102,609
Provision for loan and lease losses	71,459	49	71,508	23,334	(339)	25,887	48,882	120,390
Losses charged to the allowance	(45,073)	(2,404)	(47,477)	(10,604)	(186)	(13,951)	(24,741)	(72,218)
Recoveries	690	586	1,276	596	36	—	632	1,908

Balance at end of period	$85,445	$3,188	$88,633	$26,234	$8,139	$29,683	$64,056	$152,689

Reported balance of loans (1)	$3,234,587	$28,531	$3,263,118	$991,914	$1,431,626	$366,385	$2,789,925	$6,053,043

ALLL for impaired loans	$52,561	$—	$52,561	$15,598	$1,553	$27,717	$44,868	$97,429

Reported balance of impaired loans	$933,277	$—	$933,277	$269,834	$24,167	$145,810	$439,811	$1,373,088

ALLL for non-impaired loans	$32,884	$3,188	$36,072	$10,636	$6,586	$1,966	$19,188	$55,260

Reported balance of non-impaired loans	$2,301,310	$28,531	$2,329,841	$722,080	$1,407,459	$220,575	$2,350,114	$4,679,955

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $67.4 million and $1.2 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s recorded investment (unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance, and the related allowance, as of June 30, 2013 and December 31, 2012.

	June 30, 2013				December 31, 2012
(In thousands)	UPB	Recorded Investment	Related Allowance	Reserve % (1)	UPB	Recorded Investment	Related Allowance	Reserve % (1)
With no allowance recorded at the report date:

Residential	$235,500	$178,062	$—	—%	$—	$—	$—	—%

Total consumer	235,500	178,062	—	—%	—	—	—	—%

Commercial real estate	277,672	216,037	—	—%	186,516	145,918	—	—%
Commercial and industrial	18,070	4,652	—	—%	14,637	1,943	—	—%
Construction and land	93,056	92,099	—	—%	111,896	110,769	—	—%

Total commercial	388,798	312,788	—	—%	313,049	258,630	—	—%

With allowance recorded at the report date:
Residential	885,925	852,812	54,835	6.43%	1,074,328	1,000,042	57,931	5.79%

Total consumer	885,925	852,812	54,835	6.43%	1,074,328	1,000,042	57,931	5.79%

Commercial real estate	67,432	62,551	3,265	5.22%	121,140	106,454	10,537	9.90%
Commercial and industrial	6,586	2,854	405	14.19%	7,632	7,565	1,445	19.10%
Construction and land	33,855	33,807	2,503	7.40%	21,788	21,698	3,702	17.06%

Total commercial	107,873	99,212	6,173	6.22%	150,560	135,717	15,684	11.56%

Total
Residential	1,121,425	1,030,874	54,835	5.32%	1,074,328	1,000,042	57,931	5.79%

Total consumer	1,121,425	1,030,874	54,835	5.32%	1,074,328	1,000,042	57,931	5.79%

Commercial real estate	345,104	278,588	3,265	1.17%	307,656	252,372	10,537	4.18%
Commercial and industrial	24,656	7,506	405	5.40%	22,269	9,508	1,445	15.20%
Construction and land	126,911	125,906	2,503	1.99%	133,684	132,467	3,702	2.79%

Total commercial	496,671	412,000	6,173	1.50%	463,609	394,347	15,684	3.98%

Total	$1,618,096	$1,442,874	$61,008	4.23%	$1,537,937	$1,394,389	$73,615	5.28%

(1)	Represents the amount of related allowance to recorded investment.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following tables provide the Company’s average recorded investment in its impaired loans as of June 30, 2013 and 2012, and the related interest income recognized on these loans during the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$1,031,174	$9,896	$904,835	$9,998

Total consumer	1,031,174	9,896	904,835	9,998

Commercial
Commercial real estate	278,802	1,260	267,293	1,366
Commercial and industrial	8,551	40	15,740	338
Construction and land	122,591	204	146,795	347

Total commercial	409,944	1,504	429,828	2,051

Total	$1,441,118	$11,400	$1,334,663	$12,049

	Six months ended June 30,
	2013		2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$1,020,796	$19,792	$928,374	$19,727

Total consumer	1,020,796	19,792	928,374	19,727

Commercial
Commercial real estate	269,992	2,505	255,255	2,590
Commercial and industrial	8,870	80	14,392	672
Construction and land	125,883	406	144,599	692

Total commercial	404,745	2,991	414,246	3,954

Total	$1,425,541	$22,783	$1,342,620	$23,681

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

12. Accounts Receivable

The Company reported accounts receivable of $32.2 million and $41.6 million as of June 30, 2013 and December 31, 2012, respectively. Total accounts receivable include $14.9 million and $17.6 million related to claims for loans foreclosed to FHA and VA as of June 30, 2013 and December 31, 2012, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

13. Servicing Activities

The changes in servicing assets measured using the fair value method for the three months and six months ended June 30, 2013 and 2012 is presented below:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$100,606	$112,006	$99,962	$112,303
Capitalization of servicing assets	3,626	2,977	8,202	5,060
Sales of servicing asset (1)	—	—	(1,783)	—
Servicing release due to repurchase (2)	(440)	(316)	(737)	(464)
Change in fair value and amortization	(5,655)	(6,002)	(7,507)	(8,234)

Balance at end of period (3)	$98,137	$108,665	$98,137	$108,665

(1)	Amount represents MSRs sales related to $123.7 million in principal balance of mortgage loans for the six months ended June 30, 2013.
(2)

Amount represents the adjustment of MSR fair value related to the repurchase of $32.9 million and $22.3 million in principal balance of mortgage loans serviced for others for the three months ended June 30, 2013 and 2012, respectively, and $55.0 million and $32.6 million for the six months ended June 30, 2013 and 2012, respectively.

(3)

Outstanding balance of loans serviced for third parties totaled to $7.3 billion and $7.7 billion as of June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, respectively, outstanding balance includes $5.3 million and $6.7 million of loans being serviced under sub-servicing arrangements.

The Company recognizes as assets the rights to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The CPR assumptions employed for the valuation of the Company’s servicing assets at June 30, 2013 was 8.4%, compared to 7.7% for the corresponding 2012 period.

Discount rate assumptions for the Company’s servicing assets were stable at June 30, 2013 and 2012, which were 11.1% and 11.2%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at June 30, 2013 and 2012 was 7.0 years. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At June 30, 2013 and December 31, 2012, fair values of the Company’s retained interest were based on internal models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs). For additional information regarding the fair value measurement of IOs, refer to note 26.

The weighted-averages of the key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2013, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$98,137	$36,269
Weighted-average expected life (in years)	7.0	6.4
Constant prepayment rate (weighted-average annual rate)	8.4%	6.2%
Decrease in fair value due to 10% adverse change	$(3,484)	$(512)
Decrease in fair value due to 20% adverse change	$(6,786)	$(1,208)
Residual cash flow discount rate (weighted-average annual rate)	11.1%	13.0%
Decrease in fair value due to 10% adverse change	$(3,782)	$(1,091)
Decrease in fair value due to 20% adverse change	$(7,299)	$(2,295)

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

This methodology used in the valuation model of the IOs resulted in a CPR of 6.2% and 7.7% at June 30, 2013 and 2012, respectively. The change in the CPR between 2013 and 2012 was due mostly to a decrease in the refinance activity of its portfolio during 2013.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% at June 30, 2013 and 2012.

The activity of interest-only strips is shown below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$40,414	$42,123	$41,669	$43,877
Amortization	(1,398)	(1,437)	(2,657)	(3,286)
(Loss) gain on the IO value	(2,747)	2,155	(2,743)	2,250

Balance at end of period	$36,269	$42,841	$36,269	$42,841

The (loss) gain in IO value results from the change in market interest rates during the period, which generally results in losses when interest rates increase and gains when interest rates decrease.

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of June 30, 2013, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates (Basis Points)	Constant Prepayment Rate	Weighted-Average Expected Life (Years)	Change in Fair Value of IOs	Percentage of Change
200	3.99%	7.4	$(5,738)	(15.82)%
100	5.06%	6.9	(3,241)	(8.94)%
50	5.68%	6.6	(1,772)	(4.88)%
Base	6.23%	6.4	—	—%
-50	6.77%	6.2	1,451	4.00%
-100	7.27%	6.0	2,372	6.54%
-200	8.10%	5.7	3,855	10.63%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Servicing Related Matters

At June 30, 2013, escrow funds and custodial accounts included approximately $89.5 million deposited with Doral Bank. These funds are included within the cash and due from banks caption in the Company’s accompanying consolidated financial statements. Escrow funds and custodial accounts also included approximately $27.4 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $20.0 million, respectively, as of June  30, 2013.

14. Sale and Securitization of Mortgage Loans

For the three months and six months ended June 30, 2013, the unpaid principal balance of loan securitizations and loan sales totaled $223.0 million and $493.2 million, respectively, and $176.7 million and $301.2 million for the comparable 2012 periods. Loans with servicing rights released or derecognized due to repurchases totaled $55.0 million and $32.6 million for the six months ended June 30, 2013 and 2012, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At June 30, 2013 and December 31, 2012, mortgage servicing advances totaled $77.1 million and $72.7 million, respectively, net of a reserve for possible losses of $11.9 million and $11.2 million, respectively.

In general, the Company’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 29% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of the Company’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of June 30, 2013, no servicing agreements have been terminated.

15. Real Estate Held for Sale, net

The Company acquires real estate held for sale through foreclosure proceedings. Real estate held for sale, net totaled $129.5 million and $111.9 million as of June 30, 2013 and December 31, 2012, respectively.

The following table provides the balances of real estate held for sale, net for the periods indicated:

(In thousands)	June 30, 2013	December 31, 2012
Residential	$82,734	$61,648
Commercial	19,144	22,148
Construction and land	27,609	28,127

Balance at end of period	$129,487	$111,923

The following table presents activity of real estate held for sale, net for the periods indicated:

(Dollars in thousands)	No. of units	Three months ended June 30, 2013	No. of units	Three months ended June 30, 2012	No. of units	Six months ended June 30, 2013	No. of units	Six months ended June 30, 2012
Balance at beginning of period	683	$118,939	640	$127,415	661	$111,923	592	$121,153
Additions	193	20,879	81	11,162	339	40,349	171	25,598
Sales	73	(8,947)	45	(9,062)	197	(19,284)	84	(14,180)
Retirements	—	—	6	(394)	—	—	9	(571)
Provision for OREO losses	—	(1,384)	—	(3,591)	—	(3,501)	—	(6,470)

Balance at end of period	803	$129,487	670	$125,530	803	$129,487	670	$125,530

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

16. Deposits

The following table summarizes deposit balances as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013	December 31, 2012
Brokered deposits	$1,784,439	$1,996,235
Certificates of deposit	1,525,229	1,023,202
Money markets accounts	226,536	154,173
NOW and other transactions accounts	750,825	769,152
Regular savings	316,815	332,630

Total interest-bearing	4,603,844	4,275,392
Non-interest-bearing deposits	367,713	353,472

Total deposits	$4,971,557	$4,628,864

17. Securities Sold Under Agreements to Repurchase

As part of its financing activities, the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities, so accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the Company’s asset accounts and these transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. These securities are presented in the consolidated statements of financial condition of the Company as part of pledged investment securities.

As of June 30, 2013 and December 31, 2012, securities sold under agreements to repurchase consisted of the following:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Repurchase agreements with maturities ranging from June 2014 to June 2015 as of June 30, 2013 and July 2013 to June 2015 as of December 31, 2012, at various fixed rates, with the weighted average rate of 2.34% and 2.19% at June 30, 2013 and December 31, 2012, respectively.	$59,500	$89,500

Structured repurchase agreement with a maturity of February 2014 at a rate of 2.98% at both June 30, 2013 and December 31, 2012, with a callable date of August 2013 and February 2013 as of June 30, 2013 and December 31, 2012, respectively.	100,000	100,000

	$159,500	$189,500

Maximum repurchase agreements outstanding at any month end during the six month period ended June 30, 2013 was $189.5 million. The approximate average daily outstanding balance of securities sold under repurchase agreements for the six month period ended June 30, 2013 was $175.9 million. The weighted-average interest of such agreements, computed on a daily basis was 2.70% for the six month period ended June 30, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

18. Advances from FHLB

Advances from FHLB consisted of the following, as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Non-callable advances with maturities ranging from September 2013 to February 2016 at various fixed rates with a weighted average of 3.66% and 3.09% at June 30, 2013 and December 31, 2012, respectively.	$938,973	$1,180,413

	$938,973	$1,180,413

Maximum advances outstanding at any month end during the six months ended June 30, 2013 were $1.0 billion. The approximate average daily outstanding balance of advances from FHLB for the six months ended June 30, 2013 was $1.0 billion. The weighted-average interest of such advances, computed on a daily basis was 3.66% for the six months ended June 30, 2013.

At June 30, 2013, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.5 billion to secure the above advances from FHLB, which the counterparty is not generally permitted to sell or repledge.

The advances from FHLB are subject to early termination fees.

19. Loans Payable

At June 30, 2013 and December 31, 2012, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and a borrowing with a U.S. third-party secured by a construction line of credit.

Outstanding loans payable consisted of the following:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Secured borrowings with local financial institutions, at variable interest rates tied to a 3-month LIBOR with a weighted average of 1.76% and 1.80% at June 30, 2013 and December 31, 2012, respectively, collateralized by residential mortgage loans.	$246,982	$253,877

Secured borrowings with local financial institutions, at fixed interest rates with a weighted average of 7.27% and 7.28% at June 30, 2013 and December 31, 2012, respectively, collateralized by residential mortgage loans.	12,205	12,590

Secured borrowing with a U.S. third-party at 6.50% plus or minus Doral’s rate on the underlying loan (7.34% and 7.29% at June 30, 2013 and December 31, 2012, respectively), collateralized by a construction line of credit, maturing on July 8, 2015.	14,853	3,708

	$274,040	$270,175

The expected maturity date of secured borrowings based on collateral is from July 2013 to December 2025. The maximum loans payable balance outstanding at any month end during the six months ended June 30, 2013 was $274.0 million. The approximate average daily outstanding balance of loans payable for the six months ended June 30, 2013 was $271.3 million. The weighted-average interest of such borrowings, computed on a daily basis was 1.95% for the six months ended June 30, 2013.

At June 30, 2013 and December 31, 2012, the Company had $86.4 million and $94.4 million, respectively, of loans held for sale and $172.5 million and $172.0 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions and a U.S. third-party. Such loans can be repledged by the counterparty.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

20. Notes Payable

As of June 30, 2013 and December 31, 2012, notes payable consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012

$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$99,311	$99,201

$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,665	39,628

$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,577	29,560

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2013 to December 2029, paying interest monthly.	32,710	36,295

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2013 to December 2029, paying interest monthly.	6,900	7,000

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	3,778	7,412

$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.50%), due on July 21, 2020, paying interest quarterly commencing on January 2011.	249,863	249,855

$331.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus ranges from 1.47% to 2.90%), due on May 26, 2023, paying interest quarterly commencing on November 2012.	326,489	326,263

$251.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus ranges from 1.45% to 3.25%), due on December 19, 2022, paying interest quarterly commencing on June 2013.	248,789	248,673

	$1,037,082	$1,043,887

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through AFICA. The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2013, the outstanding principal balance of the bonds was $39.6 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2013 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

For additional information regarding the $250.0 million in notes issued during 2010 and the $331.0 million and $251.0 million in notes issued during 2012, refer to note 28.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Until December 31, 2010, the maximum statutory corporate income tax rate in Puerto Rico was 39%. Under the 1994 Puerto Rico Internal Revenue Code, as amended (the “1994 Code”), corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend-received deduction on dividends received from Puerto Rico Operations of Doral Bank (“Doral Bank PR”) and any other Puerto Rico subsidiary subject to tax under the 1994 Code.

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (the “2011 Code”) making the 1994 Code largely ineffective, for years commenced after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate was 30% for years starting after December 31, 2010 and ending before January 1, 2014. The maximum tax rate was recently increased to 39%, effective after December 31, 2012, as the result of the new Puerto Rico tax legislation approved on June 30, 2013. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from seven to ten years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restrictions on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or a group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012, including extension. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

The Company made the election to remain subject to the provisions of the 1994 Code for Doral Financial, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, CB, LLC (currently Doral Recovery II) and Doral Investment. In the past, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39% tax rate pursuant to the 1994 Code.

On June 30, 2013, the Commonwealth of Puerto Rico amended the 2011 Code effective for entities with taxable years commencing after December 31, 2012. Major changes to the 2011 Code include an increase in the maximum statutory enacted tax rates from 30% to 39% and the creation of the National Gross Receipts Tax which, in the case of financial institutions, is 1% of gross income, and is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax. This provision is retroactive to January 1, 2013 and subject to certain limitations, a financial institution will be able to claim 0.5% of its gross income as a credit against its regular income tax or the alternative minimum tax. As a result of the new tax legislation, Doral recognized a tax benefit of $4.8 million for the three months and six months ended June 30, 2013.

In the fourth quarter of 2012, the Company reassessed whether a valuation allowance for deferred tax assets at Doral Financial Corporation was needed. The Company’s evaluation considered that: (i) Doral Financial Corporation is in a three-year cumulative loss position, but its core business has shown stable results in recent quarters; (ii) the conversion of Doral Insurance Agency to a limited liability company and its election to be treated as a partnership which will allow Doral Insurance Agency to consolidate its income and expenses into Doral Financial Corporation going forward, as clarified by a tax ruling with the Puerto Rico Treasury Department and; (iii) Doral Financial Corporation’s transfer, effective January 3, 2013, of certain non-performing assets to a newly formed Puerto Rico corporate subsidiary, “Doral Recovery”, for regulatory and business purposes, which will reduce Doral Financial Corporation’s stand-alone volatility in earnings. Based on the Company’s evaluation of both positive and negative evidence, management concluded that the objective positive evidence related to: (i) Doral Insurance Agency’s profitable business to be considered as part of Doral Financial Corporation results going forward and; (ii) the reduction of credit losses and volatility to Doral Financial Corporation stand-alone results from the transfer of non-performing assets to another entity outweighed the negative evidence and that it is more likely than not that a portion of Doral Financial Corporation’s deferred tax assets will be realized. Based on the evaluation, during the fourth quarter of 2012, the Company released a $50.6 million valuation allowance for deferred tax assets at Doral Financial Corporation.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Income Tax (Benefit) Expense

The components of income tax (benefit) expense are summarized below:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Current income tax expense - United States	$464	$2,132	$1,599	$3,971
Deferred income tax (benefit) expense:
Puerto Rico	(1,488)	(322)	464	(114,217)
United States	(750)	(1,025)	95	(1,593)

Total deferred income tax (benefit) expense	(2,238)	(1,347)	559	(115,810)

Total income tax (benefit) expense	$(1,774)	$785	$2,158	$(111,839)

Current income tax expense of $1.6 million for the six months ended June 30, 2013 was related to the growth of U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax expense of $0.6 million for the six months ended June 30, 2013, resulted mainly from the improved profitability at Doral Financial Corporation due to the conversion of Doral Insurance Agency to a Limited Liability Corporation and electing partnership treatment, offset by both the revaluation of the Company’s net deferred tax assets at Doral Financial Corporation and Doral Insurance Agency resulting from the new Puerto Rico tax legislation and the partial release of the reserve for uncertain tax positions resulting from the closing agreement signed with the U.S. Internal Revenue Service on June 24, 2013.

Deferred Tax Components

The Company’s DTA consists primarily of net operating loss carry-forwards, the allowance for loan losses and other temporary differences arising from the daily operations of the Company.

Prior to March 2012, the largest component of the DTA arose from the IO DTA, which represented a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years. The intangible asset was created by a series of closing agreements that Doral entered into with the Commonwealth of Puerto Rico, which were entered into in 2004 through 2010. On March 26, 2012 Doral signed a closing agreement (the “Closing Agreement”) specifying the terms and conditions under which Doral could recover certain amounts paid as taxes to the Commonwealth of Puerto Rico for certain years prior to 2005. In the Closing Agreement, the Commonwealth of Puerto Rico states that as of March 26, 2012 it has a payable to Doral of approximately $230.0 million resulting from past Doral tax payments (prepaid tax), and that Doral has the right to use the amount due from the Commonwealth of Puerto Rico to offset future Doral tax obligations, or that Doral may claim a refund that the Commonwealth of Puerto Rico may pay over a five-year period. The Closing Agreement clearly states and recognizes the source of the amount of past taxes paid by Doral, and the Commonwealth of Puerto Rico’s obligation to return the overpayments to Doral.

NOLs generated between 2005 and 2012 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of June 30, 2013, will expire beginning in 2016 until 2023 for Puerto Rico entities and 2025 through 2033 for United States entities filing in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

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

The Company has three Puerto Rico entities which are currently in a loss position, Doral Bank, Doral Recovery and Doral Recovery II. For purposes of assessing the realization of the DTAs, the loss position for these two entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these two entities in the future. As of June 30, 2013 and December 31, 2012, based on the Company’s evaluation of all available evidence in determining whether the valuation allowance was needed, the Company determined that it was more likely than not that $296.0 million and $284.6 million, respectively, of its gross DTA would not be realized and maintained a valuation allowance for that amount.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Deferred tax assets and liabilities by legal entity were as follows:

	As of June 30, 2013
(Dollars in thousands)	Doral Financial Corporation	Doral Recovery	Doral Bank PR Division(1)	Doral Recovery II	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total

Net operating loss carry-forwards	$43,244	$3,682	$177,759	$8,001	$14	$—	$—	$1,071	$233,771
Allowance for loan and lease losses	1,832	1,927	16,201	18,799	—	—	2,659	2,905	44,323
Capital loss carry-forward	3,517	—	15,179	—	—	—	3	—	18,699
Reserve for losses on OREO	714	4,041	225	17,911	—	—	114	—	23,005
Unrealized loss on investment securities available for sale	1	—	—	—	—	—	—	—	1
Other	7,561	604	26,878	2,077	395	1,289	3,424	253	42,480

Gross deferred tax assets	56,869	10,254	236,242	46,787	409	1,289	6,200	4,229	362,279
Valuation allowance	(3,517)	(10,254)	(235,862)	(46,787)	—	—	—	—	(296,420)

Net deferred tax assets	53,352	—	380	—	409	1,289	6,200	4,229	65,859
Differential in tax basis of IOs	(14,145)	—	—	—	—	—	—	—	(14,145)
Other	—	—	(825)	—	(173)	—	(1,296)	(270)	(2,564)

Gross deferred tax liabilities	(14,145)	—	(825)	—	(173)	—	(1,296)	(270)	(16,709)

Net deferred tax asset (liability)	$39,207	$—	$(445)	$—	$236	$1,289	$4,904	$3,959	$49,150

	As of December 31, 2012
(Dollars in thousands)	Doral Financial Corporation	Doral Recovery	Doral Bank PR Division(1)	Doral Recovery II	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total

Net operating loss carry-forwards	$40,824	$—	$172,443	$—	$1,110	$—	$—	$2,252	$216,629
Allowance for loan and lease losses	3,344	—	43,142	—	—	—	2,360	2,928	51,774
Capital loss carry-forward	4,344	—	15,227	—	—	—	3	—	19,574
Reserve for losses on OREO	3,376	—	15,980	—	—	—	114	—	19,470
Other	9,215	—	27,239	—	412	958	2,254	390	40,468

Gross deferred tax assets	61,103	—	274,031	—	1,522	958	4,731	5,570	347,915
Valuation allowance	(10,550)	—	(274,031)	—	—	—	—	—	(284,581)

Net deferred tax assets	50,553	—	—	—	1,522	958	4,731	5,570	63,334
Differential in tax basis of IOs sold	(12,501)	—	—	—	—	—	—	—	(12,501)
Unrealized gains on investment securities available for sale	(1)	—	(352)	—	—	—	—	—	(353)
Other	—	—	(241)	—	(180)	—	(908)	(435)	(1,764)

Gross deferred tax liabilities	(12,502)	—	(593)	—	(180)	—	(908)	(435)	(14,618)

Net deferred tax asset (liability)	$38,051	$—	$(593)	$—	$1,342	$958	$3,823	$5,135	$48,716

(1)	The deferred tax assets and liabilities of Doral Bank are segregated between the P.R. and U.S. divisions as the related deferred tax assets and liabilities are from different tax jurisdictions.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39% tax rate in effect under both the 2011 Code and the 1994 Code. As of June 30, 2013, gross DTAs totaling $316.3 million were at the 39% tax rate, with a valuation allowance of $277.8 million, while net DTAs of $29.7 million with a valuation allowance of $18.6 million were at other tax rates.

Taxable P.R. entities with positive core earnings do not have a valuation allowance on DTAs recorded since they are expected to continue to be profitable. At June 30, 2013, the net DTA associated with these companies, Doral Mortgage, Doral Financial Corporation and Doral Insurance Agency, the latter two which have been treated as a partnership since 2012 for tax purposes, was $40.7 million, compared to $40.4 million at December 31, 2012. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

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

As of June 30, 2013 and December 31, 2012, the DTA valuation allowance off-set the following deferred tax assets:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Net operating loss carry-forwards	$189,442	$172,443
Allowance for loan and lease losses	36,927	45,482
Capital loss carry-forward	18,696	19,571
Reserve for losses on OREO	22,177	19,356
Other	29,178	27,729

Total valuation allowance	$296,420	$284,581

Accounting for Uncertainty in Income Taxes

During 2012, the Company recognized a tax expense of $1.9 million, for an uncertain tax position arising from an IRS audit finding related to the treatment of a U.S. NOL. The Company appealed the finding and on June 24, 2013, the Company entered into a closing agreement with the U.S. Internal Revenue Service allowing the Company to carry forward $2.8 million of its U.S. net operating loss. As a result of the closing agreement, the Company released a portion of its reserve for uncertain tax positions, resulting in an tax benefit of approximately $1.1 million. As of June 30, 2013 and December 31, 2012, the Company had accrued interest and penalties on unrecognized tax benefits of $0.8 million and $1.0 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

22. Guarantees

In the ordinary course of business, at the time of the loan sales to third parties, and in certain other circumstances, such as in the event of early or first payment default, the Company makes certain representations and warranties to purchasers and insurers of mortgage loans regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics and there is a breach of contract of a representation or warranty, or if there is an early payment default, the Company may be required to repurchase the mortgage loan and bear any subsequent losses related to the loan. For the six months ended June 30, 2013, the Company repurchased loans totaling $2.9 million due to breach of representation or warranty, compared to $5.6 million for the corresponding period in 2012. These repurchases were at fair value and no significant losses were incurred.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans while retaining the servicing rights to those loans. These loans are not reflected on the Company’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, the Company is required to advance the scheduled payments of principal, interest and taxes, whether or not collected from the underlying borrower. While the Company expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans was $80.2 million and $89.2 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Company’s past loan sale activities included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require the Company to repurchase or substitute any loan that is 90 to 120 days or more past due, or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions, such as when the unpaid principal balance of the mortgage loans falls below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaches a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2013 and December 31, 2012, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $490.6 million and $531.2 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to the Company if it were required to repurchase all loans subject to recourse was $443.6 million and $476.7 million, respectively. The Company’s contingent obligation with respect to its recourse provision is not reflected on the Company’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligations in 2005. The Company’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults and industry standard representations and warranties. For the three months and six months ended June 30, 2013, the Company repurchased at fair value, $4.7 million and $11.1 million in loans pursuant to recourse provisions, compared to $2.5 million and $6.2 million, respectively, for the corresponding 2012 periods.

The Company’s reserve for the amount of credit loss resulting from its recourse exposure totaled $7.2 million and $8.8 million as of June 30, 2013 and December 31, 2012, respectively, and the reserve for other credit-enhanced transactions explained above was $5.6 million and $5.8 million as of June 30, 2013 and December 31, 2012, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included within the accrued expenses and other liabilities section of the consolidated statements of financial condition. The provision for recourse liability is included within the foreclosure and other credit related section of the consolidated statements of operations.

(In thousands)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Balance at beginning of period	$8,734	$8,866	$8,845	$10,977
Net charge-offs / termination	(604)	(219)	(1,733)	(1,356)
(Reversal) provision for recourse liability	(897)	(43)	121	(1,017)

Balance at end of period	$7,233	$8,604	$7,233	$8,604

23. Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit, commitments to sell loans and the maximum contractual recourse exposure.

(In thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$465,488	$338,948
Commitments to sell loans	791,744	120,931
Commercial and performance standby letter of credit	—	1,225
Maximum contractual recourse exposure	443,560	476,688

Total	$1,700,792	$937,792

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

25. Earnings (Losses) Per Share Data

The following table presents the computation of loss per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net (loss) income:
Net (loss) income	$(10,350)	$(1,612)	$(22,727)	$992
Convertible preferred stock dividend	(2,415)	(2,415)	(4,830)	(4,830)

Net loss attributable to common shareholders	$(12,765)	$(4,027)	$(27,557)	$(3,838)

Weighted-Average Number of Common Shares Outstanding(2)	6,538,031	6,423,021	6,534,069	6,421,327

Net loss per common share(1)(2)	$(1.95)	$(0.63)	$(4.22)	$(0.60)

(1)	Net loss per common share represents both the basic and diluted losses per common share for each of the periods presented.
(2)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013.

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of June 30, 2013, there were 2,000 stock options and 49,977 shares of restricted stock outstanding.

On June 27, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of the State of the Commonwealth of Puerto Rico to effect a 20-for-1 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Reverse Stock Split was approved by the

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 19, 2013 with a reverse stock split ratio of between 15-for-1 and 25-for-1 to be determined by the Company’s Board of Directors. The Board of Directors determined a ratio of 20-for-1 for the Reverse Stock Split ratio on June 24, 2013. The Amendment became effective at 4:00pm Eastern Time on June 28, 2013. Upon the effective date of the Reverse Stock Split, every twenty (20) shares of issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of common stock without any change to the par value per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 130,601,272 shares to 6,530,064 shares, and the authorized shares of common stock were reduced from 300,000,000 to 15,000,000. As of June 30, 2013, the number of shares of the Company’s common stock outstanding was 6,650,896. The Reverse Stock Split had no effect on the Company’s authorized shares of preferred stock, which remains at 40 million authorized shares. However, the Reverse Stock Split did have an effect on the preferred stock conversion factor. Stock options and shares of restricted stocks outstanding also reflect the Reverse Stock Split effect.

The number of shares of common stock into which the company’s 4.75% perpetual cumulative convertible preferred stock is convertible was proportionally reduced. Proportional adjustments were also made to the Company’s stock incentive plans. The Company has retroactively restated all periods presented in these unaudited consolidated financial statements to conform to the current period’s presentation.

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

For each of the three months and six months ended June 30, 2013 and 2012, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Prior to the Reverse Stock Split, each share of the Company’s 4.75% Perpetual Cumulative Convertible Preferred Stock was convertible into 0.31428 shares of Common Stock. Pursuant to the Reverse Stock Split, the Conversion Rate of the 4.75% preferred stock was proportionately reduced to 0.015714. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $15,909.40, or $19,091.28); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $15,909.40, or $20,682.22) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

26. Fair Value of Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2013				December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$560	$—	$—	$560	$619	$—	$—	$619
IOs	36,269	—	—	36,269	41,669	—	—	41,669
Derivatives	1,556	—	1,556	—	15	—	15	—

Total Securities Held for Trading	38,385	—	1,556	36,829	42,303	—	15	42,288

Securities Available for Sale
Agency MBS	178,752	—	174,972	3,780	207,105	—	205,750	1,355
CMO Government Sponsored Agencies	5,169	—	—	5,169	6,912	—	1,221	5,691
Obligations U.S. Government Sponsored Agencies	44,971	—	44,971	—	44,981	—	44,981	—
Private Securities & Other	26,644	—	—	26,644	28,678	—	—	28,678

Total Securities Available for Sale	255,536	—	219,943	35,593	287,676	—	251,952	35,724

Loans Held for Sale, at fair value	39,882	—	39,882	—	—	—	—	—
Servicing Assets	98,137	—	—	98,137	99,962	—	—	99,962
Interest Rate Lock Commitment (2)	261	—	—	261	—	—	—	—

	$432,201	$—	$261,381	$170,820	$429,941	$—	$251,967	$177,974

Liabilities:
Derivatives (1)	$—	$—	$—	$—	$142	$—	$142	$—

(1)	Forward contracts included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
(2)	Included as part of other assets in the consolidated statements of financial condition.

There were no transfers between Level 1 and Level 2 assets and liabilities during the six months ended June 30, 2013 and the year ended December 31, 2012.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities, measured at fair value on a recurring basis, for the respective periods:

	For the three months ended June 30, 2013
(In thousands)	Balance, beginning of period	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales) and Transfers	Balance, end of period

Securities held for trading
MBS	$615	$(55)	$—	$—	$—	$—	$560
IOs (1)	40,414	(4,145)	—	—	—	—	36,269

Total securities held for trading	41,029	(4,200)	—	—	—	—	36,829

Securities available for sale (2)
Agency MBS	1,303	—	—	142	2,335	—	3,780
CMO Government Sponsored Agencies	5,255	—	—	(27)	(59)	—	5,169
Private Securities & Other	27,583	—	—	(398)	(541)	—	26,644

Total securities available for sale	34,141	—	—	(283)	1,735	—	35,593

Servicing Assets (3)	100,606	(6,096)	3,627	—	—	—	98,137
Interest Rate Lock Commitment	1,273	(1,012)	—	—	—	—	261

	$177,049	$(11,308)	$3,627	$(283)	$1,735	$—	$170,820

	For the three months ended June 30, 2012
(In thousands)	Balance, beginning of period	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive loss	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales) and Transfers	Balance, end of period

Securities held for trading
MBS	$692	$(70)	$—	$—	$—	$—	$622
IOs (1)	42,123	718	—	—	—	—	42,841

Total securities held for trading	42,815	648	—	—	—	—	43,463

Securities available for sale (2)
Agency MBS	1,451	—	—	(7)	(50)	—	1,394
CMO Government Sponsored Agencies	6,551	—	—	116	(170)	—	6,497
Non-Agency CMOs	1,852	—	—	—	—	(1,852)	—
Private Securities & Other	38,476	—	—	211	(7,441)	(1,485)	29,761

Total securities available for sale	48,330	—	—	320	(7,661)	(3,337)	37,652

Servicing Assets (3)	112,006	(6,318)	2,977	—	—	—	108,665
Interest Rate Lock Commitment	—	—	—	—	—	—	—

Balance at end of period	$203,151	$(5,670)	$2,977	$320	$(7,661)	$(3,337)	$189,780

(1)

Changes in fair value are recognized in net (loss) gain on trading assets and derivatives in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the three months ended June 30, 2013, IOs had a loss of approximately $2.7 million due to changes in fair value and amortization of $1.4 million. For the three months ended June 30, 2012, IOs had a gain of $2.1 million due to changes in fair value and amortization of $1.4 million.

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

(4)

Amortization of premium and discount of $0.7 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, was recognized within interest income from mortgage-backed and investment securities in the consolidated statement of operations.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2013
(In thousands)	Balance, beginning of period	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Transfers / (Sales)	Balance, end of period

Securities available for trading
MBS	$619	$(59)	$—	$—	$—	$—	$560
IOs(1)	41,669	(5,400)	—	—	—	—	36,269

Total securities held for trading	42,288	(5,459)	—	—	—	—	36,829

Securities available for sale(2)
Agency MBS	1,355	—	—	140	2,285	—	3,780
CMO Government Sponsored Agencies	5,691	—	—	(61)	(461)	—	5,169
Other	28,678	—	—	(480)	(1,554)	—	26,644

Total securities available for sale	35,724	—	—	(401)	270	—	35,593

Servicing assets(3)	99,962	(8,244)	8,202	—	—	(1,783)	98,137
Interest rate lock commitments	—	261	—	—	—	—	261

Balance at end of period	$177,974	$(13,442)	$8,202	$(401)	$270	$(1,783)	$170,820

	For the six months ended June 30, 2012
(In thousands)	Balance, beginning of period	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Transfers / (Sales)	Balance, end of period

Securities held for trading
MBS	$721	$(99)	$—	$—	$—	$—	$622
IOs(1)	43,877	(1,036)	—	—	—	—	42,841

Total securities held for trading	44,598	(1,135)	—	—	—	—	43,463

Securities available for sale(2)
Agency MBS	1,445	—	—	(1)	(50)	—	1,394
CMO Government Sponsored Agencies	6,748	—	—	180	(431)	—	6,497
Non-Agency CMOs	5,621	(4,881)	—	1,313	(201)	(1,852)	—
Other	29,028	(1,515)	—	1,706	(8,492)	9,034	29,761

Total securities available for sale	42,842	(6,396)	—	3,198	(9,174)	7,182	37,652

Servicing assets(3)	112,303	(8,698)	5,060	—	—	—	108,665
Interest rate lock commitments	—	—	—	—	—	—	—

Balance at end of period	$199,743	$(16,229)	$5,060	$3,198	$(9,174)	$7,182	$189,780

(1)

Changes in fair value are recognized in net (loss) gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the six months ended June 30, 2013, the IO had a loss of $2.7 million for change in fair value and an amortization of $2.7 million. For the six months ended June 30, 2012, the IO had a gain of $2.3 million for change in fair value and an amortization of $3.3 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income mortgage-backed securities.
(3)

Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.

(4)

Amortization of premium and discount of $2.1 million and $3.8 million for the six months ended June 30, 2013 and 2012 respectively is recognized within interest income from MBS in the consolidated financial statements.

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

	As of June 30, 2013
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs		Range of inputs (WA)

IOs	$36,269	Discounted cash flow model	Weighted average remaining life		6.4 years
			Discount rate		13.0%
			Constant prepayment rate		6.2%

CMO Government Sponsored Agencies	2,406	Discounted cash flow model	Zero volatility spread or yield curve spread on MBS		4.45 - –1.64 (0.76)%
			Weighted average maturity		120 - 129 (115)
			Prepayment speed assumption		350 - 486 (377)

Other and Private Securities	5,002	Linear regression analysis	Collateral term to maturity	(1)	1.62 - 6.18 (4.16) years
			Collateral coupon	(1)	3.45 - 5.40 (4.24)%
			Collateral weighted average price	(1)	96.86 - 98.53 (97.66)
			Collateral weighted average yield	(1)	4.38 - 5.69 (4.88)%
			Investment security’s term to maturity	(2)	0.61 years
			Investment security’s coupon	(2)	3.5%

Servicing asset	98,137	Discounted cash flow model	Weighted average remaining life		7.0 years
			Discount rate		9.0 - 14.13 (11.1)%
			Constant prepayment rate		7.51 - 9.29 (8.4)%

Derivatives (IRLCs)	261	Quoted market price approach	Estimated closing rate		80.0%

	As of December 31, 2012
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs		Range of inputs (WA)

IOs		Discounted cash flow model	Weighted average remaining life		5.9 years
	$41,669		Discount rate		13.0%
			Constant prepayment rate		7.0%

CMO Government Sponsored Agencies	2,474	Discounted cash flow model	Zero volatility spread or Yield curve spread on MBS		0.54 - 0.79 (0.67)%
			Weighted average maturity		120 - 129 (124) months
			Prepayment speed assumption		405 - 486 (456)

Other and Private Securities	5,006	Linear regression analysis	Collateral term to maturity	(1)	2.13 - 6.69 (4.66) years
			Collateral Coupon	(1)	3.45 - 5.40 (4.24)%
			Collateral Weighted average price	(1)	98.82 - 100.53 (99.73)
			Collateral Weighted average yield	(1)	3.19 - 7.38 (4.63)%
			Investment security’s Term to maturity	(2)	1.11 years
			Investment security’s Coupon	(2)	3.5%

Servicing asset	99,962	Discounted cash flow model	Weighted average remaining life		7.1 years
			Discount rate		9.0 - 14.13 (11.1)%
			Constant prepayment rate		7.94 - 9.69 (8.7)%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Inputs are related to the investment securities’ underlying collateral.
(2)	Inputs are related to the investment securities.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents financial and non-financial assets subject to fair value measurement on a non-recurring basis at June 30, 2013 and December 31, 2012, and which are still included in the consolidated statement of financial condition as of such dates.

(Dollars in thousands)	Carrying Value	Level 3
June 30, 2013
Loans receivable (1)	$196,053	$196,053
Real estate held for sale (2)	25,388	25,388

Total	$221,441	$221,441

December 31, 2012
Loans receivable (1)	$227,183	$227,183
Real estate held for sale (2)	73,110	73,110

Total	$300,293	$300,293

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

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

The following table summarizes losses relating to assets classified as Level 3.

	Location of Loss Recognized in the Statement of Operations	For the three months ended June 30,		For the six months ended June 30,
(In thousands)		2013	2012	2013	2012

Loans receivable	Provision for loan and lease losses	$7,522	$24,705	$19,995	$39,248
Real estate held for sale	Other real estate owned expenses	1,384	3,591	3,501	6,470

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of June 30, 2013 and December 31, 2012. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	June 30, 2013
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Cash and due from banks	$592,950	$592,950	$592,950	$—	$—
Restricted cash	121,799	121,799	121,799	—	—
Securities held for trading	38,385	38,385	—	1,556	36,829
Securities available for sale	255,536	255,536	—	219,943	35,593
Loans held for sale, at fair value	39,882	39,882	—	39,882	—
Loans held for sale, at lower of cost or market (1)	476,861	483,737	—	—	483,737
Loans receivable, net	6,076,178	6,036,977	—	—	6,036,977
Servicing assets, net	98,137	98,137	—	—	98,137
Interest rate lock commitments	261	261	—	—	261

Financial liabilities:
Deposits	$4,971,557	$5,009,987	$—	$5,009,987	$—
Securities sold under agreements to repurchase	159,500	160,023	—	160,023	—
Advances from FHLB	938,973	904,632	—	904,632	—
Loans payable	274,040	274,040	—	274,040	—
Notes payable	1,037,082	1,031,355	—	1,031,355	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$634,432	$634,432	$634,432	$—	$—
Restricted cash	95,461	95,461	95,461	—	—
Securities held for trading	42,303	42,303	—	15	42,288
Securities available for sale	287,676	287,676	—	251,952	35,724
Loans held for sale, at lower of cost or market (1)	438,055	439,699	—	—	439,699
Loans receivable, net	6,039,467	5,880,760	—	—	5,880,760
Servicing assets, net	99,962	99,962	—	—	99,962
Interest rate lock commitments	—	—	—	—	—

Financial liabilities:
Deposits	$4,628,864	$4,673,496	$—	$4,673,496	$—
Securities sold under agreements to repurchase	189,500	190,143	—	190,143	—
Advances from FHLB	1,180,413	1,153,681	—	1,153,681	—
Loans payable	270,175	270,175	—	270,175	—
Notes payable	1,043,887	947,669	—	947,669	—
Derivatives	142	142	—	142	—

(1)	Includes $210.6 million and $213.7 million for June 30, 2013 and December 31, 2012, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

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

27. Derivatives

The Company uses derivatives to manage its exposure to interest rate risk. The Company maintains an overall interest-rate-risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate changes. Derivatives include interest rate swaps, interest rate caps and forward contracts. The Company’s goal is to manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates.

The Company accounts for derivatives on a mark-to-market basis, with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty. The fair value of derivatives accounted for as hedges is also reported net of accrued interest and included in other liabilities within the consolidated statement of financial condition. Derivatives not accounted for as hedges that are in a net asset position are recorded as securities held for trading and derivatives in a net liability position are recorded as other liabilities within the consolidated statement of financial condition.

As of June 30, 2013 and December 31, 2012, the Company had the following derivative financial instruments outstanding:

	June 30, 2013			December 31, 2012
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives (non hedges):
Forward contracts	$65,000	$1,556	$—	$125,000	$15	$(142)
Interest rate lock commitments	24,543	261	—	—	—	—

Total	$89,543	$1,817	$—	$125,000	$15	$(142)

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the offsetting of derivative assets and derivative liabilities in accordance with applicable netting agreements, and their net presentation in the statements of financial condition as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
(In thousands)	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position
Description
Forward contracts	Credit Suisse	$131	$—	$131
Forward contracts	Citigroup Global Markets	$1,425	$—	$1,425

	December 31, 2012
(In thousands)	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position
Description
Forward contracts	Citigroup Global Markets	$23	$(8)	$15

(In thousands)	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position
Description
Forward contracts	Credit Suisse	$142	$—	$142
	Citigroup Global Markets	8	(8)	—

Cash Flow Hedges

The Company had previously designated the pay-fixed-interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from the FHLB. As of both June 30, 2013 and December 31, 2012, the Company did not have any pay-fixed-interest rate swaps designated as cash flow hedges. As of June 30, 2013 no unrealized losses on cash flow hedges were recorded in accumulated other comprehensive income. As of June 30, 2012, accumulated other comprehensive income included unrealized gains on cash flow hedges of $0.2 million.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition during the three months ended June 30, 2012. The Company did not have any cash flow derivatives for the three months ended June 30, 2013.

(Dollars in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive (Loss) Income to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges June 30, 2012
Interest rate swaps	Interest expense - Advances from FHLB	$50,000	$(883)	$538	$(556)

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition during the six months ended June 30, 2012. The Company did not have any cash flow derivatives for the six months ended June 30, 2013.

(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive (Loss) Income to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges June 30, 2012
Interest rate swaps	Interest expense - Advances from FHLB	$50,000	$(883)	$1,002	$(1,080)

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Trading and Non-Hedging Activities

The following table summarizes the total derivatives positions at June 30, 2013 and 2012, respectively, and their different designations. The table also includes net gains on trading assets and derivatives for the periods indicated.

		June 30, 2013
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain (Loss) for the Three Months Ended	Net Gain (Loss) for the Six Months Period
Derivatives not designated as cash flow hedges:
Forward contracts	Net loss on trading assets and derivatives	$65,000	$1,556	$2,456	$2,470

Interest rate lock commitments	Net loss on trading assets and derivatives	24,543	261	(1,012)	261

		$89,543	$1,817	$1,444	$2,731

		June 30, 2012
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain (Loss) for the Three Months Ended	Net Gain (Loss) for the Six Months Period
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain on trading assets and derivatives	$180,000	$—	$—	$—

Forward contracts	Net gain on trading assets and derivatives	105,000	(340)	(1,905)	(1,715)

		$285,000	$(340)	$(1,905)	$(1,715)

The Company held $89.5 million and $125.0 million in notional value of derivatives not designated as hedges at June 30, 2013 and December 31, 2012, respectively.

The Company periodically purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve the purchase of out-of-the-money caps to protect the Company from the adverse effects of rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of June 30, 2013 and December 31, 2012, the Company had no outstanding interest rate caps.

The Company periodically enters into forward contracts to create an economic hedge on its MSRs and mortgage pipeline. As of June 30, 2013, the Company had no outstanding forward contracts hedging its MSRs. The notional amount of forward contracts used to hedge its MSRs as of December 31, 2012 was $50.0 million. As of June 30, 2013 and 2012, the Company had a notional amount of $65.0 million and $75.0 million, respectively, of forward contracts hedging its mortgage pipeline. For the three months and six months ended June 30, 2013, the Company recorded gains of approximately $2.5 million and $2.5 million, respectively, on forward contracts, including losses of $1.8 million and $2.3 million, respectively, related to the economic hedge on its MSRs. For the three months and six months ended June 30, 2012, the Company recorded losses of $1.9 million and $1.7 million, respectively, on forward contracts, including gains of $0.3 million and $0.4 million, respectively, related to the economic hedge on its MSRs.

Interest rate lock commitments (“IRLCs”) are commitments with a loan applicant in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to credit approval. The Company enters into IRLCs in connection with its residential mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value, with changes in fair value recorded in earnings as a net gain on trading assets and derivatives in the period they occur.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Derivative contracts used as economic hedges, such as forward contracts, to which the Company is a party, settle monthly, quarterly or semiannually. Furthermore, the Company has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, the Company’s credit risk exposure related to derivatives contracts at June 30, 2013 and December  31, 2012 was not considered material.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Assets sold - During 2010, the Company sold to a third-party special purpose entity an asset portfolio consisting of performing and non-performing late-stage residential construction and development loans and real estate, with carrying amounts at the transfer date of $33.8 million, $63.4 million and $4.8 million, respectively. As consideration for the transferred assets, the Company received a $5.1 million cash payment and a $96.9 million note receivable, which had a 10-year maturity and a fixed interest rate of 8.0% per annum. The financing provided by the Company is secured by a general pledge of all of the acquiring entity’s assets.

Concurrent with this transaction, the Company provided the acquirer with a $28.0 million construction line of credit having a 10-year maturity and a fixed interest rate of 8.0% per annum. The line of credit will be used by the acquirer of the assets to provide construction advances on the transferred loans or to fund construction on foreclosed properties.

On July 28, 2012, the Company and the third party amended the existing credit agreement which, for accounting purposes, extinguished the existing loans receivable and extended new loans bearing interest at three-month LIBOR plus 300 basis points. In the event that the three-month LIBOR rate falls below 1.0%, the rate on the note receivable and the line of credit will be 1.0% plus 300 basis points. All amounts owed to the Company by the third party remained unchanged. As of June 30, 2013, the carrying amount of the note receivable was $98.3 million and the carrying amount of the line of credit was $9.1 million, and are reported as commercial and industrial loans receivable. There are no terms or conditions in the amended loan agreement that would change the Company’s considerations or conclusions related to the accounting for the original transfer of the assets.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the carrying amount of assets related to the Company’s unconsolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances.

(In thousands)	June 30, 2013	December 31, 2012
Carrying amount
Loans receivable:
Commercial and industrial	$107,490	$111,884
Construction and land (2)(3)	427,549	285,428
Maximum exposure to loss(1)
Loans receivable:
Commercial and industrial	$107,490	$111,884
Construction and land (2)(3)	427,549	285,428

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

(2)	Does not include construction spot loans and construction development loans to non-developers.
(3)	Net of ALLL of $6.5 million and $6.5 million as of June 30, 2013 and December 31, 2012, respectively.

Consolidated VIEs

Doral CLO I, Ltd. - During the third quarter of 2010, the Company, through its Doral Money subsidiary, entered into a $450.0 million CLO arrangement in which mostly U.S. mainland based commercial loans, as well as cash, were pledged to collateralize AAA rated debt in the amount of $250.0 million from third parties and $200.0 million funded by the Company. The debt originally paid three-month LIBOR plus 1.85%, but was adjusted to three month LIBOR plus 1.50% as the result of a subsequent agreement in 2012. Doral CLO I, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously noted senior debt and $200.0 million of subordinated notes due to the Company, whereby the Company receives any excess proceeds after payment of the senior debt, interest, and other fees and charges specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO I, Ltd. Doral Money is considered the primary beneficiary and, therefore, Doral CLO I, Ltd. is ultimately consolidated within the Company’s financial statements.

Doral CLO II, Ltd. - On April 26, 2012, the Company, through its Doral Money subsidiary, entered into a $416.2 million CLO arrangement in which mostly U.S. mainland based commercial loans, as well as cash, were pledged to collateralize AAA, AA, A, BBB and BB rated notes, as well as a non-rated subordinated debt tranche. Doral CLO II, Ltd. raised approximately $331.0 million from third parties and $85.5 million funded by the Company, at a cost of three-month LIBOR plus a spread ranging from 1.47% to 2.50%. Doral CLO II, Ltd. is a variable interest entity created to hold the commercial loans and issue the previously mentioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes, as well as any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO II, Ltd. Doral Money is considered the primary beneficiary and, therefore, Doral CLO II, Ltd. is consolidated within the Company’s financial statements.

Doral CLO III, Ltd. - On December 19, 2012, the Company, through its Doral Money subsidiary, entered into a $311.0 million CLO arrangement in which mostly U.S. mainland based commercial loans as well as cash were pledged to collateralize AAA, AA, A, BBB and BB rated notes, as well as a non-rated subordinated debt tranche. Doral CLO III, Ltd. raised approximately $251.0 million from third parties and $59.8 million funded by the Company, at a cost of three-month LIBOR plus a spread ranging from 1.45 to 3.25%. Doral CLO III, Ltd. is a variable interest entity created to hold the commercial loans and issued the aforementioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes, as well as any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO III, Ltd. Doral Money is considered the primary beneficiary and, therefore, Doral CLO III, Ltd. is consolidated within the Company’s financial statements.

A CLO is a securitization where a special purpose entity purchases a pool of assets consisting of loans and issues multiple tranches of equity or notes to investors. Typically, the asset manager has the power over the significant decisions of the VIE through its discretion to manage the assets of the CLO.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The classifications of assets and liabilities on the Company’s consolidated statements of financial condition associated with the consolidated VIEs follow:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Carrying amount
Cash	$44,746	$85,179
Loans receivable	1,116,858	1,067,640
Allowance for loan and lease losses	(5,688)	(5,526)
Other assets	17,131	17,311

Total assets	1,173,047	1,164,604

Notes payable (third party liability)	825,141	824,791
Other liabilities	2,950	3,327

Total liabilities	828,091	828,118

Net assets	$344,956	$336,486

29. Segment Information

Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Operating Decision Maker, to the senior management team and, to a lesser extent, the board of directors of the Company. Management also considered the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

Prior to the restructuring, the Liquidating Operations segment did not have Residential loans and that segment’s sole strategy was to liquidate its assets. Post-redefinition, the renamed Recovery segment (formerly Liquidating Operations segment) now holds certain residential loans, and the strategy now involves maximizing the benefit to the Company either by: (a) modifying its loans; or (b) liquidating its assets. Under the applicable accounting guidance, when a company changes the organization structure, it should generally prepare its segment information based on the new segments and provide for comparative information for related periods. However, in certain instances, when changes in the structure of a company’s internal organization cause changes to the composition of its reportable segments, it may not be practicable for management to retrospectively revise prior periods. With respect to the January 1, 2013 restructuring, management performed a feasibility analysis which concluded that it was impracticable to retrospectively revise the composition of the Company’s reportable segments.

The Company currently operates in the following four reportable segments:

•

Puerto Rico Growth - This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a network of 26 branches in Puerto Rico offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

•

United States - This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States which operates three branches in New York and five branches in Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.

•

Recovery - This segment includes selected Puerto Rico domiciled performing and non-performing residential mortgage, consumer, commercial real estate, commercial & industrial and construction and land portfolios, as well as repossessed assets (such as real estate held for sale). The Recovery segment’s purpose is to maximize the Company’s returns on these assets by restructuring and, in some cases, liquidating the assets. Periodically, the Company will evaluate non-performing loans and other assets to determine if any should be transferred to the Recovery segment. Prior to January 1, 2013, the Recovery segment (previously Liquidating Operations), was comprised primarily of construction and land portfolios (loans and repossessed assets) that the Company managed as part of its workout function. As part of its redefinition of reportable segments, during the three months ended March 31, 2013, the Company transferred approximately $1.6 billion in loans and $110.6 million in repossessed assets from the Puerto Rico Growth segment to the Recovery segment. Doral is reflecting the reclassified loans and related income and expenses in the appropriate segment beginning with the March 31, 2013 Form 10-Q.

•

Treasury - The Company’s treasury segment handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

The Corporate group includes expenses and assets assigned to the Company’s areas that give support to the four business segments described above.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies described in the Company’s notes to the consolidated financial statements included in the 2012 Annual Report on Form 10-K, filed with the SEC on March 13, 2013, as well as in note 2 of the accompanying consolidated financial statements.

The following table presents financial information of the four reportable segments for the three months and six months ended June 30, 2013 with the new reportable segment structure. Management determined that it was impracticable to present the segment information for the current period under the previous basis of segmentation. Management also determined that it was impracticable to change the composition of reportable segments for earlier periods to match the new reportable segment structure; therefore, the Company has presented its prior segment information using the previous reportable segment structure.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents financial information of the four reportable segments for the three months ended June 30, 2013 with the redefined reportable segment structure:

	Three months ended June 30, 2013
(Dollars in thousands)	Puerto Rico Growth	United States	Treasury	Recovery	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$26,262	$24,318	$(2,849)	$2,821	$(21)	$—	$50,531
Intersegment net interest (loss) income	(548)	(610)	1,996	(746)	(92)	—	—
Total net interest income (loss)	25,714	23,708	(853)	2,075	(113)	—	50,531
(Reversal) provision for loan and lease losses	(59)	580	—	5,015	—	—	5,536
Non-interest income (loss)	19,992	1,966	(3,069)	(2,138)	—	—	16,751
Depreciation and amortization	2,346	501	—	3	132	—	2,982
Non-interest expense	34,432	11,913	1,340	14,646	8,557	—	70,888
Net income (loss) before income taxes	8,987	12,680	(5,262)	(19,727)	(8,802)	—	(12,124)
Identifiable assets	2,596,508	2,569,479	1,063,508	1,875,996	415,678	—	8,521,169

The following table presents financial information of the four reportable segments for the three months ended June 30, 2012 with the previous reportable segment structure:

	Three months ended June 30, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$38,069	$21,023	$(9,076)	$4,755	$—	$—	$54,771
Intersegment net interest (loss) income	(7,770)	(1,475)	10,682	(1,437)	—	—	—
Total net interest income	30,299	19,548	1,606	3,318	—	—	54,771
Provision (reversal) for loan and lease losses	4,625	1,032	—	(448)	—	—	5,209
Non-interest income	16,764	953	2,414	—	—	—	20,131
Depreciation and amortization	3,217	413	—	1	9	—	3,640
Non-interest expense	41,285	7,535	3,815	7,730	6,515	—	66,880
Net (loss) income before income taxes	(2,064)	11,521	205	(3,965)	(6,524)	—	(827)
Identifiable assets	5,699,480	2,011,664	3,399,379	598,207	—	(3,362,856)	8,345,874

The following table presents financial information of the four reportable segments for the six months ended June 30, 2013 with the redefined reportable segment structure:

	Six months ended June 30, 2013
(Dollars in thousands)	Puerto Rico Growth	United States	Treasury	Recovery	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$52,666	$50,212	$(4,984)	$13,398	$(21)	$—	$111,271
Intersegment net interest (loss) income	(1,249)	(1,172)	4,103	(1,477)	(205)	—	—
Total net interest income (loss)	51,417	49,040	(881)	11,921	(226)	—	111,271
Provision for loan and lease losses	3,269	410	—	20,580	—	—	24,259
Non-interest income (loss)	43,522	3,941	(2,227)	(4,027)	—	—	41,209
Depreciation and amortization	4,824	941	—	4	253	—	6,022
Non-interest expense	62,945	24,001	2,497	30,795	22,530	—	142,768
Net income (loss) before income taxes	23,901	27,629	(5,605)	(43,485)	(23,009)	—	(20,569)
Identifiable assets	2,596,508	2,569,479	1,063,508	1,875,996	415,678	—	8,521,169

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents financial information of the four reportable segments for the six months ended June 30, 2012 with the previous reportable segment structure:

	Six months ended June 30, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$76,646	$42,153	$(20,053)	$8,765	$—	$—	$107,511
Intersegment net interest (loss) income	(18,760)	(2,967)	24,470	(2,743)	—	—	—
Total net interest income	57,886	39,186	4,417	6,022	—	—	107,511
Provision for loan and lease losses	117,991	2,399	—	—	—	—	120,390
Non-interest income (loss)	35,861	1,821	(2,159)	—	—	—	35,523
Depreciation and amortization	6,112	759	—	2	18	—	6,891
Non-interest expense	80,227	14,595	7,159	14,555	10,064	—	126,600
Net (loss) income before income taxes	(110,583)	23,254	(4,901)	(8,535)	(10,082)	—	(110,847)
Identifiable assets	$5,699,480	$2,011,664	$3,399,379	$598,207	$—	$(3,362,856)	$8,345,874

30. Subsequent Events

The Company evaluated events through the date that the consolidated financial statements were issued and determined that no events have occurred that require disclosure or adjustment.

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

•

uncertainty as to what additional regulatory actions the FRBNY, FDIC and/or the Office of the Commissioner may take against us if we fail to comply with the Written Agreement, the Consent Order or any other operating condition imposed by any such regulator or if any such regulator determines our financial condition has significantly deteriorated;

•

a credit default by the Commonwealth of Puerto Rico or any of its public corporations or other instrumentalities, and recent and/or future downgrades of the long-term debt ratings of the United States and the Commonwealth of Puerto Rico, which could adversely affect economic conditions in the United States and the Commonwealth of Puerto Rico;

•

a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment of such assets under generally accepted accounting principles in the United States of America;

•

uncertainty about the tax and other revenue raising measures recently adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on different sectors of the Puerto Rico economy;

•

uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•

the effect of recently adopted regulatory capital standards applicable to banks and bank holding companies, including the final Basel III requirements and their implementation through rulemaking by the Federal Reserve and the FDIC, including requirements to hold higher levels of regulatory capital and meet higher regulatory capital ratios as a result of final Basel III or other capital standards, and our ability to generate capital internally or raise new capital on favorable terms if required under such capital standards;

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

•

the strategies adopted by the FDIC and the three banks who purchased in April 2010 three other failed banks in Puerto Rico, in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with those “forced bank sales,” which may adversely affect real estate values in Puerto Rico;

•

potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013, as updated from time to time in the Company’s quarterly and other reports filed with the SEC (including this Quarterly Report on Form 10-Q); and

•

the other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in the 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013, as updated from time to time in the Company’s quarterly and other reports filed with the SEC (including this Quarterly Report on Form 10-Q).

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

As discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Puerto Rico economy has contracted nearly 13% since the beginning of fiscal year 2007. The sustained recessionary economic conditions in Puerto Rico is the primary contributing factor to the Company having a high level of non-performing loans and has caused the Company to change its business strategies over time. In 2007, the Company suspended making any new construction loans and land loans in Puerto Rico. In 2008, the Company suspended new commercial lending activities in Puerto Rico as well, focusing on servicing its loans to existing commercial customers. In 2009, the Company further altered its strategy by significantly increasing mortgage loan underwriting standards for loans originated for Puerto Rico borrowers. Despite these actions the Company’s non-performing loans increased as a result of defaults by previously existing customers. In response to the economic difficulties of the Company’s customers, in 2010 the Company initiated programs to modify the credit terms of a significant number of Puerto Rico residential mortgage and commercial borrowers as a means to optimize the performance of our borrowers and the Company. The Company continues to focus on rationalizing the revenue and expense opportunities available in an economically stressed Puerto Rico. As part of our strategy to return the Company to a safe and sound condition in Puerto Rico, the Company re-embarked in 2009 on expanding its U.S. based funding sources and commercial lending to U.S. businesses in order to diversify risk and to generate income.

The Company expects that the conditions which have driven the adoption of its current business strategies to continue to affect the Company’s risk profile and earnings into the foreseeable future. Evolving conditions may also present new operational and strategic challenges to the Company. The continuing weakness in the economy in Puerto Rico is expected to continue to adversely affect the quality of the Company’s Puerto Rico home mortgage, commercial real estate, and construction and land portfolios, as well as its ability to generate new quality home mortgage loans – the most significant part of the Company’s business. The Company anticipates that its operating capabilities will continue to be restricted by the consent order with the FDIC and the Office of the Commissioner, and the Written Agreement with the Federal Reserve Bank of New York, and that compliance with the consent order and the Written Agreement will cause the Company’s operating costs to increase. The Company’s operations will also be negatively affected by the continuing consolidation of other banks in the Puerto Rico market, as these banks, by virtue of their larger size, have greater access to capital and customers than the Company, and the ability to adopt competitive strategies that are adverse to the interests of the Company.

Regarding the benefits of the Company’s strategy to develop U.S. funding and lending opportunities, at June 30, 2013, $2.4 billion of the Company’s $6.2 billion gross loans receivable, or 38.7%, are to U.S. operating businesses and individuals for business purposes. Funding sources specific to its U.S. businesses, specifically deposits and collateralized loan obligations, aggregated to $2.0 billion as of June 30, 2013, with the remainder of the assets funded by the general funding sources available to Doral Bank. The U.S. based commercial loans have lower defaults than the Company’s Puerto Rico commercial loan portfolio. As a result, of the $20.6 million loss before income taxes, the Company’s U.S. business contributed $27.6 million in income before income taxes over the first six months of 2013, compared to income before income taxes of $23.9 million from Puerto Rico Growth. The income before income taxes from the U.S. and Puerto Rico Growth operations were partially offset by a loss before income taxes of $43.5 million and $23.0 million from Recovery and Corporate operations, respectively.

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

OVERVIEW OF RESULTS OF OPERATIONS

Net loss for the three months ended June 30, 2013 totaled $10.4 million, compared to a net loss of $1.6 million for the comparable 2012 period. The Company’s net loss increased $8.8 million primarily due to a decrease in total interest income of $7.9 million, a decrease of $3.4 million in non-interest income and an increase of $3.4 million in non-interest expense that were partially offset by a decrease in total interest expense of $3.6 million and a decrease of $2.6 million in income tax expense.

The Company’s financial results and condition for the three months ended June 30, 2013 included the following:

•

Net interest income for the three months ended June 30, 2013 was $50.5 million, compared to $54.8 million for the corresponding period in 2012. The $4.3 million decrease in net interest income for 2013, compared to 2012, was due to a decrease in total interest income of $7.9 million, partially offset by a decrease of $3.6 million in interest expense. Interest expense decreased as securities sold under repurchase agreements and advances from the FHLB have matured and are not being replaced. Additionally, older certificates of deposit are maturing and are being replaced by similar duration contracts at lower rates. Interest income decreased mostly due to a less interest income recognized on MBS and investment securities being sold during the latter part of 2012. This decrease in interest income is due to a cumulative correction of $6.2 million related to capitalized interest income associated with loans modified between January 1, 2011 and June 30, 2013 which was reversed in the current quarter and the decreased balance of MBS and investment securities.

•

The provision for loan and lease losses for the three months ended June 30, 2013 was $5.5 million, reflecting a slight increase of $0.3 million compared to the $5.2 million provision for the corresponding 2012 period, not withstanding the $4.6 million reduction related to a cumulative correction of $6.2 million in overstated forebearance balances on modified loans.

•

Non-interest income for the three months ended June 30, 2013 was $16.8 million, a decrease of $3.4 million compared to non-interest income of $20.1 million for the corresponding 2012 period. The decrease in non-interest income for the three months ended June 30, 2013, compared to the same period in 2012, resulted largely from an decrease of $1.6 million in net gains on trading assets and derivatives, primarily due to a drop in the IOs fair value, losses on the MSR economic hedge, and a decrease of $1.3 million on the mark-to-market adjustment of loans held for sale at fair value due to the increase in mortgage rates during the three months ended June 30, 2013.

•

Non-interest expense for the three months ended June 30, 2013 was $73.9 million, compared to $70.5 million for the corresponding period in 2012. The $3.4 million increase in non-interest expense for the three months ended June 30, 2013, compared to the same period in 2012, was due largely to increases of $6.0 million in compensation and benefits, increase of $1.7 million in taxes other than payroll and an increase of $0.9 million in FDIC insurance expense, partially offset by a decrease of $3.3 million in professional services.

•

Income tax benefit was $1.8 million for the three months ended June 30, 2013, compared to an income tax expense of $0.8 million for the corresponding period in 2012 mostly due to a revaluation of the Company’s deferred tax asset in light of the new legislation approved by the Commonwealth of Puerto Rico on June 30, 2013.

•

Net loss attributable to common shareholders for the three months ended June 30, 2013 totaled $12.8 million, or a loss of $1.95 per common share, compared to net loss attributable to common shareholders for the corresponding 2012 period of $4.0 million, or a loss of $0.63 per common share.

•

The Company’s loan production for the three months ended June 30, 2013 was $630.7 million, an increase of $107.3 million, or 20.5%, when compared to the loan production of $523.4 million for the three months ended June 30, 2012. Major components of the increase in loan production include $81.6 million and $34.0 million in construction & land loans and commercial & industrial loans originated in the U.S, partially offset by a decrease of $4.4 million in residential mortgage loan originations in Puerto Rico.

•

Assets as of June 30, 2013 totaled $8.5 billion compared to $8.5 billion as of December 31, 2012, with an increase of $42.1 million primarily related to an increase of $115.4 million in total loans, net, an increase of $17.6 million in real estate held for sale, net, and an increase of $26.3 million in restricted cash. These increases were partially offset by a decrease of $41.5 million in cash and equivalents, a decrease of $47.3 million in investment securities, a decrease of $9.5 million in accounts receivables and a decrease of $17.0 million in other assets.

•

Total deposits of $5.0 billion as of June 30, 2013 increased $342.7 million, or 7.4%, from deposits of $4.6 billion as of December 31, 2012, mostly due to increase deposit capture in the Doral Bank U.S branches.

•

Non-performing loans, excluding FHA/VA loans guaranteed by the U.S. government, as of June 30, 2013 totaled $713.4 million, a decrease of $29.4 million from December 31, 2012. The decrease in NPLs during the six months ended June 30, 2013 is primarily related to a decrease of $72.4 million in loans that were cured, $53.7 million in write-downs, and $27.2 million of loans transferred to the OREO, partially offset by an increase of $124.0 million in new non-performing loans.

Table A - Selected Financial Data

	Three months ended June 30,		Six months ended June 30,
(In thousands, except for share data)	2013	2012	2013	2012
Selected Income Statement Data:
Interest income	$84,432	$92,289	$179,176	$183,777
Interest expense	33,901	37,518	67,905	76,266

Net interest income	50,531	54,771	111,271	107,511
Provision for loan and lease losses	5,536	5,209	24,259	120,390

Net interest income (loss) after provision for loan and lease losses	44,995	49,562	87,012	(12,879)
Non-interest income	16,751	20,131	41,209	35,523
Non-interest expenses	73,870	70,520	148,790	133,491

Loss before income taxes	(12,124)	(827)	(20,569)	(110,847)
Income tax (benefit) expense	(1,774)	785	2,158	(111,839)

Net (loss ) income	$(10,350)	$(1,612)	$(22,727)	$992

Net loss attributable to common shareholders	$(12,765)	$(4,027)	$(27,557)	$(3,838)

Net loss per common share(1)(2)	$(1.95)	$(0.63)	$(4.22)	$(0.60)

Accrued dividends, preferred stock	$2,415	$2,415	$4,830	$4,830
Book value per common share(2)	$68.26	$76.45	$68.26	$76.45
Preferred shares outstanding at end of period	5,811,391	5,811,391	5,811,391	5,811,391
Weighted average common shares outstanding(2)	6,538,031	6,423,021	6,534,069	6,421,327
Common shares outstanding at end of period(2)	6,650,896	6,423,021	6,650,896	6,423,021

Selected Balance Sheet Data at Period End:
Cash and cash equivalents (including restricted cash)	$714,729	$423,473	$714,729	$423,473
Total investment securities	346,500	742,343	346,500	742,343
Total loans, net(3)	6,592,921	6,333,939	6,592,921	6,333,939
Allowance for loan and lease losses	112,467	152,689	112,467	152,689
Servicing assets, net	98,137	108,665	98,137	108,665
Total assets	8,521,169	8,344,574	8,521,169	8,344,574
Deposits	4,971,557	4,558,482	4,971,557	4,558,482
Total borrowings	2,409,595	2,659,842	2,409,595	2,659,842
Total liabilities	7,715,117	7,501,434	7,715,117	7,501,434
Preferred equity	352,082	352,082	352,082	352,082
Common equity	453,970	491,058	453,970	491,058
Total stockholders’ equity	806,052	843,140	806,052	843,140
Operating Data:
Loan production	$630,696	$523,428	$1,250,394	$1,005,185
Loan servicing portfolio (4)	7,314,394	7,710,969	7,314,394	7,710,969
Selected Financial Ratios:
Performance:
Net interest margin	2.70%	2.95%	3.00%	2.92%
Return on average assets	(0.49)%	(0.08)%	(0.55)%	0.02%
Return on average common equity	(10.92)%	(3.29)%	(11.75)%	(1.56)%
Capital:
Leverage ratio	8.98%	9.92%	8.98%	9.92%
Tier 1 risk-based capital ratio	11.21%	12.94%	11.21%	12.94%
Total risk-based capital ratio	12.51%	14.21%	12.51%	14.21%
Asset quality:
Total NPAs as percentage of net loans receivable portfolio and OREO	14.14%	13.63%	14.14%	13.63%
Total NPAs as percentage of consolidated total assets	10.30%	10.55%	10.30%	10.55%
NPLs to total loans (excluding FHA/VA guaranteed loans)	11.63%	11.38%	11.63%	11.38%
ALLL to period-end loans receivable	1.82%	2.49%	1.82%	2.49%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans)	1.83%	2.52%	1.83%	2.52%
ALLL to NPLs (excluding NPLs held for sale)	15.77%	21.64%	15.77%	21.64%
ALLL to net charge-offs, on an annualized basis	153.15%	196.60%	119.30%	108.58%
Provision for loan and lease losses to net charge-offs	30.15%	26.98%	51.47%	171.23%
Net annualized charge-offs to average loans receivable outstanding	0.30%	0.32%	1.53%	2.30%
Recoveries to charge-offs	9.48%	7.00%	7.89%	2.64%
Other ratios:
Average common equity to average assets	5.57%	5.93%	5.64%	5.94%
Average total equity to average assets	9.75%	10.17%	9.85%	10.15%
Tier 1 common equity to risk-weighted assets	5.99%	7.40%	5.99%	7.40%

(1)	Net loss per common share represents the basic and diluted loss per common share.
(2)	Adjusted to reflect the Company’s 1-for-20 reverse stock split, which was effective June 28, 2013. See note 25.
(3)	Includes loans held for sale.
(4)	Represents the total portfolio of loans serviced for third parties. Excludes $4.0 billion of mortgage loans owned by the Company at both June 30, 2013 and 2012.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), and the collectability of receivables and income taxes. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of June 30, 2013. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013, and also in note 2 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, please refer to note 3 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012

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

Three months ended June 30, 2013 vs. 2012

Net interest income for the three months ended June 30, 2013 totaled $50.5 million, a decrease of $4.3 million from $54.8 million for the three months ended June 30, 2012. Net interest rate margin decreased to 2.70% from 2.95% when comparing June 30, 2013 to the same period in 2012. For the three months ended June 30, 2013, the yield on interest-earning assets decreased by 46 basis points to 4.51%, from 4.97% for the three months ended June 30, 2012.

It has been the Company’s strategy to reduce the reliance on high-cost brokered deposits, Advances from the FHLB and securities sold under agreements to repurchase and to replace them with deposits and internet-originated certificates of deposit, with lower rates. This strategy has resulted in the Company’s cost of funds reflecting a decrease of 23 basis points, to 1.97% for the three months ended June 30, 2013 from 2.20% for the same period in 2012.

Total interest income for the three months ended June 30, 2013 totaled $84.4 million, compared to $92.3 million for the corresponding 2012 period, a decrease of $7.9 million, or 8.51%, as the yield on interest earning assets decreased by 46 basis points when comparing these two periods. The decrease in total interest income for the three months ended June 30, 2013, compared to the corresponding period in 2012, was mostly the result of decreases of $11.6 million in interest income from residential mortgage loans. This decrease reflects the effect, totaling $6.2 million, related to a correction of the cumulative effect of errors in loan modifications from January 1, 2011 through June 30, 2013. Average balances on residential mortgage loans decreased by $239.0 million when comparing June 30, 2013 to June 30, 2012. The decline also reflects a decrease of $2.5 million in interest income on available for sale securities as the average balance on these securities decreased by $368.9 million when comparing June 30, 2013 to June 30, 2012. These decreases were partially offset by increases of $2.8 million in interest income from construction & land loans, $2.4 million in interest income from commercial real estate loans and $2.3 million in interest income from loans held for sale. The change in the mix of earning assets results from the Company’s strategy to move out of lower-yielding investment securities and to replace maturities of single-family loans with U.S.-based commercial credits, with higher-yields and lower credit risk. Average interest-earning assets increased by approximately $43.4 million when comparing June 30, 2013 to the corresponding 2012 period.

Total interest expense for the three months ended June 30, 2013 totaled $33.9 million, compared to $37.5 million for the corresponding 2012 period, reflecting a decrease of $3.6 million, as the cost of funds decreases by 23 basis points when comparing these two periods. The decrease in total interest expense for the three months ended June 30, 2013, compared to the corresponding period in 2012, was principally the result of: (i) a decrease of $2.0 million in interest expense on deposits as Doral replaced maturing longer term certificates of deposit by renewing like products for like terms at lower rates; (ii) a decrease of $1.7 million in interest expense on securities sold under agreements to repurchase as securities sold under agreements to repurchase maturing in 2012 and during the first six months of 2013 were not replaced; and (iii) a decrease of $1.0 million in interest expense on Advances from the FHLB as Doral has prepaid several of the advances during 2013. These decreases were partially offset by an increase of $1.4 million in interest expense on notes payable, related to the issuance of approximately $582.0 million in collateralized loan obligations during the latter half of the year 2012. Average interest-bearing liabilities increased by $58.2 million, when comparing June 30, 2013 to the corresponding 2012 period.

Six months ended June 30, 2013 vs. 2012

Net interest income for the six months ended June 30, 2013 amounted to $111.3 million, an increase of $3.8 million when compared to the corresponding period in 2012. Net interest rate margin increased from 2.92% to 3.00% when comparing the six months ended June 30, 2013 to the respective 2012 period.

For the six months ended June 30, 2013, the yield on interest-earning assets decreased to 4.83%, from 4.99% for the six months ended June 30, 2012.

During the first six months of 2013, it has been the Company’s strategy to reduce the reliance on high-cost brokered deposits, Advances from the FHLB and securities sold under agreements to repurchase and to replace them with deposits and internet-originated certificates of deposit, with lower rates. This strategy has resulted in the Company’s cost of funds reflecting a decrease of 28 basis points, to 1.99% for the six months ended June 30, 2013 from 2.27% for the same period in 2012.

Total interest income for the six months ended June 30, 2013 totaled $179.2 million, compared to $183.8 million for the corresponding 2012 period, a decrease of $4.6 million. The decrease in total interest income for the six months ended June 30, 2013, compared to the corresponding period in 2012, was principally the result of a decrease of $13.2 million in interest income on residential loans. This decrease reflects the effect, totaling $6.2 million, related to a correction of the cumulative effect of errors in loan modifications from January 1, 2011 through June 30, 2013. The average balance of residential mortgage loans decreased by $245.2 million when comparing June 30, 2013 to 2012. The decrease is also related to a decrease of $4.8 million in interest income on available for sale securities as the average balance decreased by $313.8 million when comparing June 30, 2013 to 2012. These decreases were partially offset by: (i) an increase of $6.5 million in interest income on commercial real estate loans as the average balance increased by $177.1 million when comparing June 30, 2013 to 2012; (ii) an increase of $3.8 million in interest income on construction and land loans as the average balance increased by $76.0 million when comparing June 30, 2013 to 2012; (iii) an increase of $2.4 million in interest income on commercial & industrial loans as the average balance increased by $158.0 million when comparing June 30, 2013 to 2012; and (iv) an increase of $1.9 million in interest income on loans held for sale as the average balance increased by $101.6 million when comparing June 30, 2013 to 2012. Total interest-earning assets increased by $62.5 million when comparing June 30, 2013 to the corresponding 2012 period.

Total interest expense for the six months ended June 30, 2013 totaled $67.9 million, compared to $76.3 million for the corresponding 2012 period, a decrease of $8.4 million. The decrease in total interest expense for the six months ended June 30, 2013, compared to the corresponding period in 2012, was mostly the result of: (i) a decrease of $5.4 million in interest expense on deposits as Doral replaced maturing longer term certificates of deposit by renewing like products for like terms at lower rates; (ii) a decrease of $3.3 million in interest expense on securities sold under agreements to repurchase as securities sold under agreements to repurchase maturing in 2012 and during the first six months of 2013 were not replaced; and (iii) a decrease of $2.8 million in interest expense on advances from the FHLB as Doral has prepaid several of the advances during 2013. These decreases were partially offset by an increase of $3.7 million in interest expense on notes payable, related to the issuance of approximately $582.0 million in collateralized loan obligations during the latter half of the year 2012. Average interest-bearing liabilities increased by $122.0 million, when comparing June 30, 2013 to the corresponding 2012 period.

Table B - Average Balance Sheet and Net Interest Income

	Three months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest-earning assets:
Held for trading securities	$109,641	$1,880	6.88%	$94,299	$1,942	8.28%
Available for sale securities:
US obligations	47,136	13	0.11%	44,992	9	0.08%
CMO agencies	5,169	70	5.44%	21,193	130	2.48%
Agency MBS	182,976	565	1.24%	532,473	2,877	2.17%
Other and private securities	27,333	215	3.16%	32,833	318	3.90%

Total available for sale securities	262,614	863	1.32%	631,491	3,334	2.12%
Total loans held for sale	420,845	3,581	3.41%	332,493	1,298	1.57%
Loans receivable
Consumer:
Residential (1)	3,088,719	36,362	4.72%	3,327,750	47,935	5.79%
Consumer	22,215	1,215	21.94%	31,992	1,664	20.92%

	3,110,934	37,577	4.84%	3,359,742	49,599	5.94%

Commercial:
Commercial real estate	1,111,671	15,210	5.49%	970,596	12,813	5.31%
Commercial and industrial	1,550,800	19,655	5.08%	1,434,636	20,183	5.66%
Construction and land	395,307	4,938	5.01%	276,611	2,168	3.15%

	3,057,778	39,803	5.22%	2,681,843	35,164	5.27%

Total loans (2)	6,589,557	80,961	4.93%	6,374,078	86,061	5.43%

Other interest-earning assets	552,154	728	0.53%	370,748	952	1.03%

Total interest-earning assets/interest income	7,513,966	$84,432	4.51%	7,470,616	$92,289	4.97%

Total non-interest-earning assets	904,508			838,070

Total assets	$8,418,474			$8,308,686

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,659,762	$6,206	0.94%	$2,086,631	$4,704	0.91%
Brokered deposits	1,829,200	7,800	1.71%	2,141,125	11,282	2.12%

Total deposits	4,488,962	14,006	1.25%	4,227,756	15,986	1.52%
Securities sold under agreements to repurchase	162,467	1,120	2.76%	442,300	2,849	2.59%
Advances from FHLB	942,591	8,563	3.64%	1,172,385	9,585	3.29%
Notes payable	1,040,489	8,936	3.44%	727,809	7,582	4.19%
Loans payable	273,031	1,276	1.87%	279,120	1,516	2.18%

Total interest-bearing liabilities/interest expense	6,907,540	$33,901	1.97%	6,849,370	$37,518	2.20%

Non-interest bearing deposits	356,633			319,795
Other non-interest bearing liabilities	333,552			295,108

Total non-interest-bearing liabilities	690,185			614,903

Total liabilities	7,597,725			7,464,273
Stockholders’ equity	820,749			844,413

Total liabilities and stockholders’ equity	$8,418,474			$8,308,686

Net interest-earning assets	$606,426			$621,246

Net interest income on a non-taxable equivalent basis		$50,531			$54,771

Interest rate spread (3)			2.54%			2.77%
Interest rate margin (4)			2.70%			2.95%
Net interest-earning assets ratio (5)			108.78%			109.07%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)

Interest income on loans includes approximately $52,000 and $45,000 for the first three months of 2013 and 2012, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spreads represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

Table C - Average Balance Sheet and Summary of Net Interest Income

	Six months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest-earning assets:
Held for trading securities	$111,145	$3,872	7.03%	$85,179	$3,752	8.86%
Available for sale securities:
US obligations	46,067	27	0.12%	44,991	16	0.07%
CMO agencies	5,866	81	2.78%	24,402	314	2.59%
Agency MBS	190,255	1,318	1.40%	474,341	5,324	2.26%
Other and private securities	27,533	408	2.99%	39,813	938	4.74%

Total available for sale securities	269,721	1,834	1.37%	583,547	6,592	2.27%
Total loans held for sale	421,794	6,655	3.18%	320,206	4,779	3.00%
Loans receivable
Consumer:
Residential (1)	3,119,099	81,678	5.28%	3,364,259	94,908	5.67%
Consumer	23,122	2,527	22.04%	35,415	3,444	19.56%

	3,142,221	84,205	5.40%	3,399,674	98,352	5.82%
Commercial:
Commercial real estate	1,108,995	30,451	5.54%	931,938	23,909	5.16%
Commercial and industrial	1,557,586	42,348	5.48%	1,399,539	39,954	5.74%
Construction and land	357,609	8,117	4.58%	281,654	4,353	3.11%

	3,024,190	80,916	5.40%	2,613,131	68,216	5.25%

Total loans (2)	6,588,205	171,776	5.26%	6,333,011	171,347	5.44%

Other interest-earning assets	504,389	1,694	0.68%	409,196	2,086	1.03%

Total interest-earning assets/interest income	7,473,460	$179,176	4.83%	7,410,933	$183,777	4.99%

Total non-interest-earning assets	912,068			791,200

Total assets	$8,385,528			$8,202,133

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,505,851	$11,479	0.92%	$2,030,852	$9,624	0.95%
Brokered deposits	1,889,782	16,414	1.75%	2,171,570	23,716	2.20%

Total deposits	4,395,633	27,893	1.28%	4,202,422	33,340	1.60%
Securities sold under agreements to repurchase	175,909	2,354	2.70%	442,327	5,699	2.59%
Advances from FHLB	980,832	17,199	3.54%	1,200,490	19,966	3.34%
Notes payable	1,041,901	17,839	3.45%	616,882	14,152	4.61%
Loans payable	271,343	2,620	1.95%	281,456	3,109	2.22%

Total interest-bearing liabilities/interest expense	6,865,618	$67,905	1.99%	6,743,577	$76,266	2.27%

Non-interest bearing deposits	354,032			300,494
Other non-interest bearing liabilities	340,936			310,233

Total non-interest-bearing liabilities	694,968			610,727

Total liabilities	7,560,586			7,354,304
Stockholders’ equity	824,942			847,829

Total liabilities and stockholders’ equity	$8,385,528			$8,202,133

Net interest-earning assets	$607,842			$667,356

Net interest income on a non-taxable equivalent basis		$111,271			$107,511

Interest rate spread (3)			2.84%			2.72%
Interest rate margin (4)			3.00%			2.92%
Net interest-earning assets ratio (5)			108.85%			109.90%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)

Interest income on loans includes approximately $86,000 and $0.1 million for the six months ended June 30, 2013 and 2012, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

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

The following tables present the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Doral Financial’s interest income and interest expense during the period indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

Table D - Net Interest Income Variance Analysis

	Three months ended June 30, 2013 compared to 2012
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Held for trading securities	$292	$(354)	$(62)
Available for sale securities:
US obligations	—	4	4
CMO agencies	(145)	85	(60)
Agency MBS	(1,399)	(913)	(2,312)
Other and private securities	(48)	(55)	(103)

Total available for sale securities	(1,592)	(879)	(2,471)
Total loans held for sale	422	1,861	2,283
Loans receivable
Consumer:
Residential	(3,239)	(8,334)	(11,573)
Consumer	(528)	79	(449)

	(3,767)	(8,255)	(12,022)
Commercial:
Commercial real estate	1,944	453	2,397
Commercial and industrial	1,598	(2,126)	(528)
Construction and land	1,166	1,604	2,770

	4,708	(69)	4,639
Total loans	1,363	(6,463)	(5,100)

Other interest-earning assets	352	(576)	(224)

Total Interest Income Variance	$415	$8,272	$7,857

Interest Expense Variance
Deposits:
Interest bearing deposits	$1,341	$161	$1,502
Brokered deposits	(1,496)	(1,986)	(3,482)

Total deposits	(155)	(1,825)	(1,980)
Repurchase agreements	(1,906)	177	(1,729)
Advances from FHLB	(1,989)	967	(1,022)
Notes payable	2,877	(1,523)	1,354
Loans payable	(32)	(208)	(240)

Total Interest Expense Variance	(1,205)	(2,412)	(3,617)

Net Interest Income Variance	$1,620	$(5,860)	$(4,240)

Table E - Net Interest Income Variance Analysis

	Six months ended June 30, 2013 compared to 2012 Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Held for trading securities	$993	$(873)	$120
Available for sale securities:
US obligations	—	11	11
CMO agencies	(254)	21	(233)
Agency MBS	(2,450)	(1,556)	(4,006)
Other and private securities	(241)	(289)	(530)

Total available for sale securities	(2,945)	(1,813)	(4,758)
Total loans held for sale	1,578	298	1,876
Loans receivable
Consumer:
Residential	(6,806)	(6,424)	(13,230)
Consumer	(1,310)	393	(917)

	(8,116)	(6,031)	14,147
Commercial:
Commercial real estate	4,715	1,827	6,542
Commercial and industrial	4,284	(1,890)	2,394
Construction and land	1,367	2,397	3,764

	10,366	2,334	12,700
Total loans	3,828	(3,399)	429

Other interest-earning assets	418	(810)	(392)

Total Interest Income Variance	$2,294	$(6,895)	$(4,601)

Interest Expense Variance
Deposits:
Interest bearing deposits	$2,167	$(312)	$1,855
Brokered deposits	(2,834)	(4,468)	(7,302)

Total deposits	(667)	(4,780)	(5,447)
Repurchase agreements	(3,575)	230	(3,345)
Advances from FHLB	(3,879)	1,112	(2,767)
Notes payable	7,899	(4,212)	3,687
Loans payable	(112)	(377)	(489)

Total Interest Expense Variance	(334)	(8,027)	(8,361)

Net Interest Income Variance	$2,628	$1,132	$3,760

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management to reflect all losses inherent in the portfolio as of the financial statement date considering the Company’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, individual assessment of significant impaired loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is maintained at a level appropriate to provide for the inherent probable losses in the loan portfolio, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecast by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could materially affect the Company’s net income in future periods.

Three months ended June 30, 2013 vs. 2012 – The provision for loan and lease losses for the three months ended June 30, 2013 totaled $5.5 million, reflecting a slight increase of $0.3 million, when compared to the PLLL for the same period of 2012. The Company recorded charge-offs, net of recoveries, of $18.4 million and $19.3 million for the three months ended June 30, 2013 and 2012, respectively. The provision for loan and lease losses by loan category was:

•

Residential mortgage – provision for loan and lease losses of $4.4 million compared to $2.5 million recorded for the same 2012 period. The increase in the 2013 provision resulted principally from additional loans reaching 180 days past due.

•

Commercial real estate – reversal of provision for loan and lease losses of $0.4 million compared to a provision of $3.9 million recorded for the same 2012 period. The 2013 reversal of provision resulted largely from a decrease in charge-offs of $7.0 million, or 65.9% when compared to the same period in 2012, reducing the allowance required.

•

Commercial and industrial – reversal of provision for loan and lease losses of $28,000 for the three months ended June 30, 2013 mostly the result of an enhanced risk-rating provision approach for the leveraged lending business in the US, partially offset by downgrades in the Shared National Credit risk rating.

•

Construction and land – provision for loan and lease losses of $1.2 million compared to a reversal of provision of $0.7 million recorded for the same 2012 period. The 2013 provision is largely the result of new valuations received on loans measured individually for impairment.

Six months ended June 30, 2013 vs. 2012 – The provision for loan and lease losses for the six months ended June 30, 2013 totaled $24.3 million, reflecting a decrease of $96.1 million, when compared to the PLLL for the same period of 2012. The Company recorded charge-offs, net of recoveries, of $47.1 million and $70.3 million for the six months ended June 30, 2013 and 2012, respectively. The provision for loan and lease losses by loan category was:

•

Residential mortgage – provision for loan and lease losses of $13.8 million compared to $71.5 million recorded for the same 2012 period. The decrease of $57.7 million consists of a $4.6 million cumulative effect impact related to the second quarter of 2013 correction of $6.2 million in overstated forbearance balances on loans modified between January 1, 2011 and June 30, 2013, and a reduced reserve requirement as charge-offs decreased by $15.7 million, or 34.8%.

•

Commercial real estate – provision for loan and lease losses of $3.4 million compared to $23.3 million recorded for the same 2012 period. The decrease of $19.9 million, or 85.4% resulted principally from a decrease of $7.0 million decrease in charge-offs, when compared to the same period in 2012.

•

Commercial and industrial – provision for loan and lease losses of $3.8 million compared to a reversal of provision of $0.3 million recorded for the same 2012 period. The 2013 provision was principally the result of an increase of $4.3 million, in charge-offs when comparing the six months ended June 30, 2013 to the same period in 2012.

•

Construction and land – provision for loan and lease losses of $2.9 million compared to a provision of $25.9 million recorded for the same 2012 period. The 2013 provision is largely the result of new valuations received on loans measured individually for impairment, reflecting a decrease in collateral values.

The Company’s provision expense for non-residential loan products appears to be moderating from recent years reflecting that: (i) Doral’s provision expense is nearly entirely the result of loans made to borrowers in Puerto Rico; (ii) the Puerto Rico economy and housing market appears to be stabilizing; (iii) Doral’s efforts to obtain updated valuations on real estate properties collateralizing delinquent loans is nearly completed and; (iv) as Doral has not made new commercial loans in the Puerto Rico market area since 2008, the portfolio is seasoned with relatively fewer new non-performing loans. An additional characteristic of such a mature portfolio of underperforming loans is that many loans individually reviewed for impairment have been written down to their net realizable value, resulting in a low level of allowance for loan and leases losses relative to peers even though credit risks are fully recognized.

Notwithstanding the $4.6 million cumulative correction recorded in the second quarter of 2013 related to the incorrect recording of interest income associated with a number of loan modifications, the Company’s PLLL for the residential loan portfolio reflects: (i) the concentration of residential lending to borrowers in Puerto Rico; (ii) the recent past declines in the economy and the continuing high rate of unemployment; (iii) ongoing efforts to obtain current valuations on all real estate properties collateralizing delinquent loans and; (iv) the level of recidivism of previously modified residential mortgage loans. For both commercial and residential lending, during 2013, Doral changed its organizational structure and retained additional internal and external resources to improve the collections, performance and provisioning of its loan portfolios.

Table F - Non-Interest Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	Variance	2013	2012	Variance
Net credit related other-than-temporary impairment losses	$—	$—	$—	$—	(6,396)	$6,396
Net gain on loans securitized and sold and capitalization of mortgage servicing	9,025	9,818	(793)	18,491	16,022	2,469
Mortgage loan servicing income (net of mark-to-market adjustments):
Servicing fees	6,194	6,597	(403)	12,581	13,045	(464)
Late charges	1,136	1,241	(105)	2,224	2,505	(281)
Prepayment penalties	877	57	820	506	105	401
Other servicing fees	470	259	211	931	442	489
Loss on serial notes and repurchased loans	(2,367)	(1,480)	(887)	(4,605)	(2,274)	(2,331)
Mark-to-market adjustment of servicing assets	(6,096)	(6,318)	222	(8,244)	(8,698)	454

Total mortgage loan servicing income (net of mark-to-market adjustments)	214	356	(142)	3,393	5,125	(1,732)
Mark-to-market loans held for sale at fair value	(1,296)	—	(1,296)	(297)	—	(297)
Net (loss) gain on trading assets and derivatives:
(Loss) gain on IO valuation	(2,748)	2,155	(4,903)	(2,743)	2,250	(4,993)
(Loss) gain on MSR economic hedge	(1,806)	325	(2,131)	(2,322)	430	(2,752)
Gain (loss) on hedging derivatives	3,251	(2,230)	5,481	5,053	(2,145)	7,198

Net (loss) gain on trading assets and derivatives	(1,303)	250	(1,553)	(12)	535	(547)
Commissions, fees and other income:
Retail banking fees	6,067	6,407	(340)	12,191	12,668	(477)
Insurance agency commissions	2,359	2,559	(200)	4,790	4,746	44
Other income	695	413	282	2,117	737	1,380

Total commissions, fees and other income	9,121	9,379	(258)	19,098	18,151	947
Net gain on early repayment of debt	661	—	661	207	—	207
Net gain on sale of investment securities available for sale	329	328	1	329	2,086	(1,757)

Total non-interest income	$16,751	$20,131	$(3,380)	$41,209	$35,523	$5,686

Three months ended June 30, 2013 vs. 2012 - Non-interest income of $16.8 million for the three months ended June 30, 2013 decreased by $3.4 million compared to the three months ended June 30, 2012, primarily due to the following:

•

A decrease of $1.6 million, or 621.2%, in net gain on trading assets and derivatives from the prior year, comprised of decreases of $4.9 million and $2.1 million in the gain on IO valuation and gain on MSR economic hedge, respectively, partially offset by an increased gain of $5.5 million on hedging derivatives.

•	A $1.3 million mark-to-market expense incurred in 2013 related to the first quarter election to hold newly originated residential mortgage loans held for sale at fair value.

•

A decrease of approximately $0.8 million, or 8.07%, in net gain on loans securitized and sold and capitalization of mortgage servicing which is related to $1.8 million more in deferred origination fees which was partially offset by a $0.7 million increase on capitalization of MSRs and a $0.3 million increase on gains on securities held for trading.

•	A net gain of approximately $0.7 million on the early repayment of debt as the Company repurchased a portion of its outstanding AFICA bonds at a discount during the second quarter of 2013.

Six months ended June 30, 2013 vs. 2012 - Non-interest income of $41.2 million for the six months ended June 30, 2013 increased by $ 5.7 million compared to the six months ended June 30, 2012, primarily due to the following:

•

A decrease of $6.4 million in other than temporary impairment losses based on sales of certain mortgage backed and other securities during the first quarter of 2012. There were no other than temporary impairment losses recognized during the first six months of 2013.

•

A $2.5 million, or 15.4%, increase in net gain on loans securitized and sold and capitalization of mortgage servicing related to increases of approximately $9.5 million and $3.1 million in gains on securities held for trading and the capitalization of mortgage servicing rights, respectively, which were partially offset by $10.1 million more in deferred origination fees.

•	A decrease of $1.8 million, or 84.2%, in the gain on sale of investment securities available for sale.

•

A decrease of $1.7 million, or 33.8%, in mortgage loan servicing income, mostly related to a decrease of $3.1 million in losses on serial notes and repurchased loans, partially offset by increases in prepayment penalties, mark-to-market adjustment of servicing assets and other servicing fees totaling $1.4 million.

•	An increase of $1.0 million, or 5.2%, in commissions, fees and other income, mostly related to commercial loan fees from U.S. operations.

•

A decrease of $0.5 million in net gain on trading assets and derivatives resulting from decreases of $5.0 million and $2.7 million in the gain on MSR economic hedges and the I/O valuation, respectively, partially offset by an improvement in the gain on hedging derivatives of $7.2 million.

Table G - Non-Interest Expense

	Three months ended June 30			Six months ended June 30
(In thousands)	2013	2012	Variance	2013	2012	Variance
Compensation and benefits	$24,920	$18,943	$5,977	$49,443	36,837	$12,606
Professional services	10,939	14,287	(3,348)	21,555	25,297	(3,742)
Occupancy expenses	5,531	5,108	423	10,471	9,389	1,082
Communication expenses	2,747	3,482	(735)	5,844	7,136	(1,292)
FDIC insurance expense	5,022	4,105	917	10,112	7,365	2,747
Depreciation and amortization	2,982	3,640	(658)	6,022	6,891	(869)
Taxes, other than payroll and income taxes	4,362	2,616	1,746	6,719	5,231	1,488
Electronic data processing expenses	4,166	3,889	277	9,131	7,422	1,709
Corporate insurance	1,883	1,569	314	3,722	3,177	545
Advertising	1,140	1,527	(387)	2,865	3,167	(302)
Office expenses	828	1,675	(847)	1,771	3,055	(1,284)
Other	4,609	2,958	1,651	8,550	5,769	2,781

	69,129	63,799	5,330	136,205	120,736	15,469

Other provisions and other real estate owned expenses:
Foreclosure and other credit related expenses	1,115	1,654	(539)	4,516	3,872	644
Other real estate owned expenses	3,626	5,067	(1,441)	8,069	8,883	(814)

	4,741	6,721	1,980	12,585	12,755	(170)

Total non-interest expense	$73,870	$70,520	$3,350	$148,790	$133,491	$15,299

Three months ended June 30, 2013 vs. 2012 - Non-interest expense of $73.9 million for the three months ended June 30, 2013 increased by $3.4 million, or 4.8%, compared to the same period in 2012. Significant variances in non-interest expense for the three months ended June 30, 2013 compared to 2012 were as follows:

•

Compensation and benefits increased $6.0 million, or 31.6%, mostly due to an increase of approximately $6.0 million, or 32.5%, in employee salaries, bonuses and benefits, due to additional headcount in U.S. and Corporate operations and increased loss mitigation efforts associated with establishment of the Recovery divisions.

•

Professional service expenses decreased by $3.3 million, or 23.4%, with decreases of $2.0 million and $580 thousand in the non-recurring advisory and accounting/auditing categories, as well as a decrease of $380 thousand in both legal and security expense.

•

Taxes other than Payroll increased by $1.7 million, or 66.8%, related to $2.0 million in Gross Revenue Tax expense incurred in 2013, partially offset by a decrease of $246 thousand in municipal taxes between the three months ended June 30, 2013 and the same period in 2012.

•	FDIC insurance expense increased $917,000, or 22.3%, due to a change in the calculation methodology and a change in the assessment rating.

•	Communication expenses decreased $735,000, or $21.1%, related to an $802 thousand, decrease in retail network fees expenses, partially offset by an $85 thousand increase in telephone expenses.

Six months ended June 30, 2013 vs. 2012 - Non-interest expense of $148.8 million for the six months ended June 30, 2013 increased by $15.3 million, or 11.5%, compared to the same period in 2012. Significant variances in non-interest expense for the six months ended June 30, 2013 compared to 2012 were as follows:

•

Compensation and benefits increased $12.6 million, or 34.2%, mostly due to an increase of approximately $13.8 million, or 38.7% in employee salaries, bonuses and benefits due to additional headcount in the U.S., increased regulatory compliance costs and an increased level of loss mitigation efforts associated with the new Recovery divisions, partially offset by an increase of $1.8 million, or 40%, in deferred compensation costs resulting from increased originations in Puerto Rico mortgage and U.S. commercial lending operations.

•

Professional service expense decreased by $3.7 million, or 14.8%, corresponding to a $3.8 million decrease in non-recurring advisory services between the six month periods ended June 30, 2013 and the same period in 2012.

•	FDIC insurance expense increased $2.7 million, or 37.3%, due to a change in the methodology used to calculate the assessment and a change in the assessment rating between periods.

•	Electronic data processing expenses increased $1.7 million, or 23.0%, due to the outsourcing of the retail baking core application processes and technology optimization efforts.

•

Taxes other than Payroll increased by $1.5 million, or 28.4%, related to a $2.0 million Gross Revenue Tax expenses incurred in 2013 which was partially offset by a decrease of $480 thousand in municipal taxes.

•	Communication expenses decreased $1.3 million, or 18.1%, associated with a $1.1 million decrease in credit card processing fees and a $612 thousand decrease in ATH expenses.

INCOME TAXES

For the three months and six months ended June 30, 2013, Doral Financial recognized income tax benefit of $2.6 million and income tax expense of $1.4 million, respectively, compared to an income tax expense of $0.8 million and an income tax benefit of $111.8 million for the comparable periods of 2012. The components of income tax expense (benefit) are summarized below:

Table H - Income Tax (Benefit) Expense

	Three months ended June 30,		Six months period ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Current income tax expense - United States	$464	$2,132	$1,599	$3,971
Deferred income tax (benefit) expense:
Puerto Rico	(1,448)	(322)	464	(114,217)
United States	(750)	(1,025)	95	(1,593)

Total deferred income tax (benefit) expense	(2,238)	(1,347)	559	(115,810)

Total income tax (benefit) expense	$(1,774)	$785	$2,158	$(111,839)

Current income tax expense of $1.6 million for the six months ended June 30, 2013 was related to the growth of U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. The deferred income tax expense of $0.6 million for the six months ended June 30, 2013, resulted mainly from the improved profitability at Doral Financial Corporation due to the conversion of Doral Insurance Agency to a Limited Liability Corporation and electing partnership treatment, offset by both the revaluation of the Company’s net deferred tax assets at Doral Financial Corporation and Doral Insurance Agency resulting from the new Puerto Rico tax legislation and the partial release of the reserve for uncertain tax positions resulting from the closing agreement signed with the U.S. Internal Revenue Service on June 24, 2013.

The deferred income tax benefit of $0.2 million for the six months ended June 30, 2013 resulted from growth of the U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. for tax purposes, while the deferred income tax benefit of $115.8 million for the same period in 2012 resulted mainly from the $112.0 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a Closing Agreement dated March 26, 2012 with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain DTAs into a prepaid tax.

Refer to note 21 of the accompanying consolidated financial statements for additional information related to the Company’s income taxes.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $38.4 million and $94.9 million for the three months and six months ended June 30, 2013, respectively, compared to $29.8 million and $56.9 for the corresponding 2012 periods.

The following tables set forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table I - Loan Production

	Three months ended June 30,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total

FHA/VA mortgage loans	$133,590	$—	$133,590	$93,470	$—	$93,470
Conventional conforming mortgage loans	59,267	—	59,267	98,206	—	98,206
Conventional non-conforming mortgage loans	13,227	—	13,227	17,762	1,050	18,812
Construction development loans	—	89,220	89,220	—	7,618	7,618
Disbursement under existing construction development loans	1,072	6,609	7,681	3,388	1,260	4,648
Commercial real estate	—	88,444	88,444	8,298	87,003	95,301
Commercial and industrial (1)	—	239,075	239,075	50	205,061	205,111
Consumer loans (1)	165	27	192	262	—	262

Total loan production	$207,321	$423,375	$630,696	$221,436	$301,992	$523,428

	Six months ended June 30,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total

FHA/VA mortgage loans	$327,713	$—	$327,713	$154,849	$—	$154,849
Conventional conforming mortgage loans	115,111	—	115,111	164,077	—	164,077
Conventional non-conforming mortgage loans	23,703	—	23,703	32,315	1,050	33,365
Construction development loans	—	116,787	116,787	—	15,574	15,574
Disbursement under existing construction development loans	1,762	6,609	8,371	6,744	1,721	8,465
Commercial real estate	—	215,127	215,127	8,298	236,731	245,029
Commercial and Industrial (1)	—	443,058	443,058	50	383,296	383,346
Consumer loans (1)	357	167	524	480	—	480

Total loan production	$468,646	$781,748	$1,250,394	$366,813	$638,372	$1,005,185

(1)	Commercial and consumer lines of credit in consumer loans are included in the loan production according to the credit limit approved.

Loan production increased $107.3 million, or 20.5%, in the three months ended June 30, 2013, and $245.2 million, or 24.4%, for the six month period ended June 30, 2013 when compared to the corresponding 2012 periods. For the three months ended June 30, 2013, loan production reflects a decrease of $14.1 million, or 6.4%, in P.R. operations and an increase of $121.4 million, or

40.2%, in US operations, when compared to the corresponding 2012 periods. The lower volume in P.R. operations was related to decreases of $38.9 million, $4.5 million, $2.3 million and $8.3 million in conventional conforming loans, conventional non-conforming loans, disbursement under existing construction development loans and commercial real estate loans that was partially offset by an increase of $40.1 million in FHA/VA loans. The higher volume in U.S. operations was mainly driven by increases of $81.6 million, $5.3 million and $34.0 million in Construction Development loans, Disbursement under existing construction development loans and Commercial and Industrial loans, respectively.

For the six months ended June 30, 2013, loan production reflects an increase of $101.8 million or 27.8%, in P.R. operations and an increase of $143.4 million or 22.5%, in US operations, when compared to the corresponding 2012 period. The higher volume in PR operations was related to an increase of $172.9 million in FHA/VA loans partially offset by decreases of $49.0 million, $8.6 million, $5.0 million and $8.3 million in conventional conforming loans, conventional non-conforming loans, disbursement under existing construction development loans and commercial real estate loans, respectively. The higher volume in U.S. operations was mainly driven by increases of $101.2 million and $59.8 million in Construction Development loans and Commercial and Industrial loans, respectively, that was partially offset by a decrease of $21.6 million in Commercial Real Estate loans.

The increase in PR residential mortgage loan originations was driven by low interest rates. PR operations also improved its market share through robust marketing efforts capitalizing on the Doral brand with an emphasis on customer awareness and excellence in customer service. The increase in US Operation’s loan production Commercial and Industrial loan volume is attributed to the ramp up of the CLO launched in late 2012 (For additional information regarding CLO operations refer to note 28). The US Operation’s construction loan volume increase is the result of continued expansion by both the Property Finance and Bank Lending business units.

Doral’s loan production for the three months and six months ended June 30, 2013 includes $196.6 million and $381.5 million, respectively, of interests in loans acquired from the lead financial institutions through syndications.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the six months ended June 30, 2013 and 2012 refinancing transactions represented approximately 88% and 78%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

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

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table J - Loans Serviced For Third Parties

	As of June 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2013	2012
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,686,028	$2,574,887
FHLMC/FNMA	2,486,643	2,617,044
Other conventional mortgage loans(1)(2)	2,141,723	2,519,038

Total portfolio serviced for third parties	$7,314,394	$7,710,969

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$7,594,352	$7,898,328
Additions to servicing portfolio	493,249	301,201
Servicing released due to repurchases	(55,007)	(32,562)
MSRs sales	(123,740)	—
Run-off (3)	(594,460)	(455,998)

Ending servicing portfolio	$7,314,394	$7,710,969

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	88,553	93,503
Weighted-average interest rate	5.62%	6.00%
Weighted-average remaining maturity (months)	235	236
Weighted-average gross servicing fee rate	0.41%	0.40%
Average servicing portfolio (4)	$7,502,879	$7,804,592
Principal prepayments	$416,051	$186,315
Constant prepayment rate	9.98%	4.56%
Average size of loans	$82,599	$82,468
Servicing assets, net	$98,137	$108,665
Mortgage-servicing advances (5)	$77,098	$61,580

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.50%	2.43%
90 days or more past due	3.79%	4.56%

Total delinquencies excluding foreclosures	6.29%	6.99%

Foreclosures pending	5.49%	4.84%

(1)	Excludes $3.8 billion and $4.0 billion of mortgage loans owned by Doral Financial at June 30, 2013 and 2012, respectively.
(2)	Includes portfolios of $80.2 million and $99.7 million at June 30, 2013 and 2012, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.
(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $3.8 billion and $4.0 billion at June 30, 2013 and 2012, respectively.
(5)	Includes reserves for possible losses on principal and interest advances of $11.9 million and $12.0 million at June 30, 2013 and 2012, respectively.

Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one to four individual) family residences located in Puerto Rico. At June 30, 2013 and 2012, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $416.1 million and $186.3 million for the six month periods ended June 30, 2013 and 2012, respectively. Total delinquencies excluding foreclosures decreased from 6.99% to 6.29% from June 30, 2012 to June 30, 2013. The pending foreclosures increased from 4.84% to 5.49% from June 30, 2012 to June 30, 2013. The Company does not expect significant losses related to these delinquencies and it has a reserve for losses for loans under recourse agreements. Additionally, the Company has not experienced significant losses in the past related to its non-recourse portfolio.

As part of its servicing responsibilities, in some servicing agreements, Doral Financial is required to advance the scheduled payments of principal and/or interest whether or not collected from the underlying borrower. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. In the past, Doral Financial sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the large number of delinquent loans.

LIQUIDITY AND CAPITAL RESOURCES

Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. The Company’s cash requirements arise mainly from loan originations and purchases of loans, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans, and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial believes that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.

Liquidity of the Holding Company

The holding company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations and its operating expenses. The holding company does not fund any lending activities. Beyond the amount of unencumbered liquid assets on its balance sheet, the main sources of funds for the holding company are principal and interest payments on its portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank and Doral Insurance Agency. The existing written agreement with the Federal Reserve Bank of New York applicable to the holding company and the Consent Order with the FDIC and the Office of the Commissioner, applicable to Doral Bank, require prior regulatory approval for the payment of any dividends from Doral Bank to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.

Liquidity is managed at the holding company level that owns the banking and non-banking subsidiaries and at the level of the banking and non-banking subsidiaries.

During the next twelve months, the Company will have to repay approximately $672.8 million in borrowings. The Company anticipates that financing will continue to be available from its deposit customer base, deposits acquired in the markets, collateralized borrowings from the FHLB, collateralized loan obligations, and other sales or securitizations of certain assets. The Company believes that its cash and other current assets, its cash generated from operations, as well as its access to financing sources, is sufficient to meet its operating needs for the next twelve months.

In summary, the Company finances its activities through its cash on hand, deposit acquisition, securities available for sale, borrowings and cash generated from operating activities. The Company’s primary cash outflows include payment of interest on its obligations, lending activities, operating expenses, and repayment of borrowings. As of June 30, 2013, the Company had unrestricted cash and securities available for sale totaling $630.5 million and generated $73.1 million of cash from operations in the first six months of 2013 (excluding financing and investing activities).

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

The following items have impacted the Company’s liquidity, funding activities and strategies during 2013 and 2012:

•	changes in short-term borrowings and deposits in the normal course of business;

•	changes in interest rates on short-term and long-term deposits and other funding alternatives;

•	strategic decision to de-lever the Bank;

•	limitations on the use of brokered deposits as a result of the Consent Order with the FDIC and the Office of the Commissioner and subsequent brokered deposit waivers obtained from the FDIC;

•	repayment of certain long-term callable certificates of deposit;

•	sales of investment securities;

•	early repayment of debt;

•	adoption of an initiative to moderately-shorten the term on brokered certificates of deposit to improve earnings;

•	suspension of payment of dividends on outstanding preferred stock;

•	repurchases of GNMA defaulted loans;

•	merger of Doral Bank FSB into and with Doral Bank;

•	launching of alternative deposit channels such as Doral Direct internet platform and deposit listing services;

•	meet collateral requirements from Federal Home Loan Bank NY related to outstanding borrowings;

•	meet collateral requirements in relation to non-wire transaction activities cleared through the Federal Reserve Bank system;

•

on April 26, 2012, the Company entered into a $416.2 million collateralized loan arrangement in which commercial loans were pledged to collateralize $331.0 million from a third party and $85.2 million funded by the Company, paying 3-month LIBOR plus a spread that ranges from 1.47 percent to 2.50 percent. The entity holding the loans is consolidated into Doral and the third party funding is reported as a note payable in the accompanying consolidated financial statements. The third-party financing provides an additional source of liquidity for the Company’s U.S. operations.

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

The Company is aware that some of its outstanding debt securities have traded at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, the Company may from time to time, purchase such debt for cash in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, regulatory capital and other regulatory requirements and other factors.

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

Cash Sources and Uses

The Company’s sources of cash as of June 30, 2013 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sales of loans and investment securities.

Management does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. However, on a quarterly basis, as required under the Consent Order with the FDIC and the Office of the Commissioner, Doral must request authorization from the FDIC to replace a percentage of maturing brokered certificates of deposit. In addition, the Company’s banking subsidiary maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve, and has available collateral that can be used to raise funds under these facilities.

Doral Financial’s uses of cash as of June 30, 2013 include the origination and purchase of loans, the purchase of investment securities, the repayment of obligations as they become due and other operational needs. The Company is also required to deposit cash or qualifying securities to meet margin and collateral requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowing and the related average interest rates as of June 30, 2013 and December 31, 2012:

Table K - Sources of Borrowings

	As of June 30, 2013		As of December 31, 2012
(Dollars in thousands)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Deposits	$4,971,557	1.14%	$4,628,864	1.25%
Securities sold under agreements to repurchase	159,500	2.74%	189,500	2.61%
Advances from FHLB	938,973	3.66%	1,180,413	3.09%
Loans payable	274,040	2.26%	270,175	2.13%
Notes payable	1,037,082	3.01%	1,043,887	3.23%

As of June 30, 2013, Doral Financial’s banking subsidiary held approximately $4.6 billion in interest-bearing deposits at a weighted-average interest rate of 1.23%. For additional information on the Company’s sources of borrowings, refer to notes 16 to 20 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:

Table L - Average Deposit Balance

	Six months ended June 30, 2013		Year ended December 31, 2012
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Certificates of deposit	$1,255,633	1.22%	$833,858	1.31%
Brokered deposits	1,889,782	1.75%	2,121,389	2.06%
Regular passbook savings	324,779	0.46%	379,890	0.48%
NOW and other transaction accounts	925,439	0.69%	902,290	0.77%

Total interest-bearing	4,395,633	1.28%	4,237,427	1.50%
Non-interest bearing	354,032	—%	324,274	—%

Total deposits	$4,749,665	1.18%	$4,561,701	1.39%

The following table sets forth the maturities of retail and brokered certificates of deposit having principal amounts of $100,000 or more:

Table M - Certificates of Deposits Maturities

(Dollars in thousands)	June 30, 2013
Certificates of deposit maturing:
Three months or less	$309,842
Over three through six months	385,562
Over six through twelve months	761,278
Over twelve months	1,243,544

Total	$2,700,226

The amounts in the preceding table include $1.6 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of June 30, 2013 and December 31, 2012, Doral Financial’s banking subsidiary had approximately $1.8 billion and $2.0 billion, respectively, in brokered deposits which include certificates of deposit and money market deposits. Brokered deposits are used by the Company´s banking subsidiary as a source of long-term funds. Historically, Doral Financial’s banking subsidiary has been able to replace maturing brokered deposits as needed. Brokered deposits, however, are generally considered by some a less stable source of funding than deposits obtained through retail bank branches. Brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits. In addition, as discussed above, Doral’s banking subsidiary is required to obtain approval from the FDIC to accept, renew or rollover brokered deposits pursuant to the Consent Order with the FDIC and the Office of the Commissioner.

The Company’s banking subsidiary, as a member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of June 30, 2013, Doral Financial’s banking subsidiary had $939.0 million in outstanding advances from the FHLB at a weighted-average interest rate of 3.66%. Refer to Note 18 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.

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

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding these advances during the time they are outstanding. For the six months ended June 30, 2013, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $86.5 million, compared to $74.2 million for the corresponding period of 2012. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA, VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the initial delinquent status of the loans. As of June 30, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans was $80.2 million and $89.2 million, respectively, and the aggregate monthly amount of funds advanced by the Company was $11.9 million and $13.2 million, respectively.

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

In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of June 30, 2013, the Company’s maximum recourse exposure with FNMA totaled $362.7 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Refer to note 23 of the accompanying consolidated financial statements and “Financial Instruments with Off-Balance Sheet Risk” below for additional information on these arrangements.

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

ASSETS AND LIABILITIES

Doral Financial’s total assets were $8.5 billion at June 30, 2013, compared to $8.5 billion at December 31, 2012, an increase of $42.1 million or 0.50%. This increase was due to growth in net loans of $115.4 million and increases in real estate held for sale, mortgage-servicing advances and the net deferred tax asset of $17.6 million, $4.6 million and $0.4 million, respectively. These increases were partially offset by a decline in cash and money market deposit balances of $15.1 million, and a reduction of $47.3 million in investment securities of which $11.2 million was related to mandatory repurchases of FHLB stock. Additionally there were declines of $16.9 million, $9.5 million, and $2.7 million in other assets, accounts receivable and premises and equipment, respectively, along with a decrease of $1.8 million, $1.4 million and $1.0 million in servicing assets, prepaid income taxes and accrued interest receivable, respectively. The decrease in total cash of $15.1 million was due to the pay down of FHLB advances and a reduction in brokered deposits, partially offset by the increase in non-brokered deposits. The increase in loans was attributable to an increase of $146.7 million in commercial loans partially offset by a $132.8 million decrease in residential and consumer loans and an $22.9 million decrease in the allowance for loan losses.

Total liabilities were $7.7 billion at June 30, 2013, compared to $7.6 billion at December 31, 2012. The $71.7 million increase in total liabilities as of June 30, 2013, when compared to December 31, 2012, was largely due to an increase of $342.7 million in total deposits along with increases of $3.4 million and $3.9 million in accrued expenses and loans payable, respectively, partially offset by decreases of $241.4 million in advances from FHLB, and decreases of $30.0 million and $6.8 million in securities sold under agreements to repurchase and notes payable, respectively. Total deposits increased as the Company grew its retail deposits base by $554.5 million, which is attributable to the continued growth of the U.S. customer base in Florida and New York, partially offset by a $211.8 million decrease in brokered deposits.

CAPITAL

Doral Financial reported total equity of $806.1 million at June 30, 2013, compared to $835.7 million at December 31, 2012. The Company reported accumulated other comprehensive loss (net of tax) of $2.2 million as of June 30, 2013, compared to other comprehensive income (net of tax) of $2.0 million as of December 31, 2012.

Regulatory Capital Ratios

As of June 30, 2013, Doral Bank was in compliance with all the applicable regulatory capital requirements as a state non-member bank (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Consent Order requires Doral Bank to develop a capital plan that details the manner in which Doral Bank will meet and maintain a Tier 1 Capital ratio of at least 8.0%, a Tier 1 Risk-Based Capital ratio of at least 10.0% and a Total Risk-Based Capital ratio of at least 12.0%.

Set forth below are Doral Financial’s and Doral Bank’s regulatory capital ratios as of June 30, 2013 and December 31, 2012, based on existing Federal Reserve and FDIC guidelines.

Table N - Regulatory Capital Ratios

	As of June 30, 2013		As of December 31, 2012		Well Capitalized Minimum (Under FDICIA’s Prompt Corrective Action Provisions)
	Doral Financial	Doral Bank	Doral Financial	Doral Bank

Total Capital Ratio (Total capital to risk-weighted assets)	12.5%	12.7%	13.2%	12.8%	10.0%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	11.2%	11.4%	11.9%	11.5%	6.0%
Tier 1 Leverage Ratio (1)	9.0%	8.5%	9.4%	8.2%	5.0%

(1)	Tier 1 capital to average assets

As of June 30, 2013 and December 31, 2012, Doral Bank was in compliance with all the regulatory capital requirements that were applicable to it as a state non-member bank as well as those minimums related to the Consent Order and the Written Agreement.

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

As of June 30, 2013, Doral Financial exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action plan regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition, Doral exceeded the capital ratios set forth as appropriate for Doral Bank by the FDIC in its consent order. The consent order requires Doral Bank to maintain a Tier 1 Capital Ratio of 8%, a Tier 1 Risk-Based Capital Ratio of at least 10%, and a Total Risk-Based Capital Ratio of at least 12%. The Written Agreement with the FRBNY does not provide for any specific capital ratios for Doral Financial Corporation.

Housing and Urban Development Requirements

The Company’s mortgage operation is a U.S. Department of Housing and Urban Development approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and a minimum net worth, as defined by the various regulatory agencies. Such equity requirements are tied to the size of the Company’s servicing portfolio and range up to $1.0 million plus an additional net worth of one percent of the total volume in excess of $25.0 million of FHA single family insured mortgages originated, underwritten, purchased, or serviced up to a maximum required net worth of $2.5 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio. Non-compliance with these requirements could result in actions from the regulatory agencies such as monetary penalties and the suspension of the license to originate loans, among others.

As of June 30, 2013 and December 31, 2012, Doral Mortgage maintained $32.9 million and $35.3 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

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

The Company groups its assets and liabilities measured at fair value within three levels, based on the markets in which they are traded and the reliability of assumptions used to determine fair value. These levels are:

• Level 1	-	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

• Level 2	-	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market, or are derived principally from or corroborated by observable market data, by correlation or by other means.

• Level 3	-	Valuation is derived from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

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

The Company’s instruments recorded at fair value on a recurring basis represent approximately 5.07% of the Company’s total assets of $8.5 billion at June 30, 2013, compared with 5.1% of the Company’s total assets of $8.5 billion as of December 31, 2012. Assets for which fair values were measured using significant Level 3 inputs represented approximately 39.5% and 41.4% of these financial instruments at June 30, 2013 and December 31, 2012, respectively.

Refer to note 26 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and its impact on earnings.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of loan sales to third parties and in certain circumstances, such as in the event of early or first payment default, regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the six month periods ended June 30, 2013 and 2012, repurchases were approximately $2.9 million and $5.6 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of June 30, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans amounted to $80.2 million and $89.2 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute loans if they are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as when the unpaid principal balance of the mortgage loans fall below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reach a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of June 30, 2013 and December 31, 2012, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $490.6 million and $531.2 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $443.6 million and $476.7 million, respectively. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s consolidated Statement of Condition, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities” in the Company’s consolidated financial statements. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults. For the three months and six months period ended June 30, 2013, the Company repurchased at fair value $4.7 million and $11.1 million of loans, pursuant to recourse provisions, compared to $2.5 million and $6.2 million, for the corresponding periods of 2012. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

Doral Financial’s reserves for its exposure to recourse totaled $9.2 million and $8.8 million as of June 30, 2013 and December 31, 2012, respectively, and the reserve for other credit-enhanced transactions explained above was $5.6 million and $5.8 million as of June 30, 2013 and December 31, 2012, respectively. For additional information regarding the recourse liability activity, refer to note 22, in the accompanying consolidated financial statements.

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

A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with the designated third party. The amount of the letter of credit represents the maximum amount of credit risk in the event of non-performance by these customers. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.

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

The Company’s Asset/Liability Management Committee has been created under the authority of the Board of Directors to manage the Company’s interest rate, market value of equity and liquidity risk. The ALCO is primarily responsible for ensuring that the Company operates within the established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee.

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

Hedging related to Mortgage Banking Activities. As part of the Company’s strategy for managing interest rate risk related to its mortgage banking activities, such as secondary market and servicing assets, the Company may enter into forward agreements to buy or sell MBSs to protect against changes in interest rates that may impact the economic value of servicing assets or the pricing of marketable loan productions.

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

The tables below present the risk profile of Doral Financial (taking into account the derivatives) given a 100-basis point parallel and instantaneous increase or decrease in interest rates, as of June 30, 2013 and December 31, 2012.

Table O - Risk Profile

As of June 30, 2013	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(5.8)%	2.4%
- 100 BPS	7.0%	(0.8)%

As of December 31, 2012	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(6.4)%	0.7%
- 100 BPS	6.5%	(0.1)%

(1)	Based on a change in net interest income over a 12-month horizon.

The net interest income sensitivity measure, adjusted for a 100 basis point parallel and instantaneous rate increase over a 12-month horizon, changed from 0.7% to 2.4% when comparing December 31, 2012 to June 30, 2013.

As of June 30, 2013 the MVE showed lower sensitivity to rising interest rates when compared to December 31, 2012. MVE sensitivity to an increase of 100 basis points in market rates changed from (6.4)% to (5.8)%. The Company continues to actively manage the balance sheet mismatches to maintain the interest rate risk profile in line with targets, mainly through on-balance sheet strategies.

The following table presents the Company’s investment portfolio’s sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of June 30, 2013 and December 31, 2012.

Table P - Investment Portfolio Sensitivity

(In thousands)
	Change in Fair Value of Available for Sale Investment Securities
Change in Interest Rates (Basis Points)	June 30, 2013	December 31, 2012
+100	$(20,035)	$(12,974)
Base	—	—
-100	17,804	6,844

Derivatives

As described above, the Company uses derivatives to manage its exposure to the interest rate risk caused by changes in market interest rates. Derivatives are generally either privately negotiated over-the-counter contracts or standard contracts transacted through regulated exchanges. OTC contracts generally include swaps, caps and collars, forwards and options. Exchange-traded derivatives include futures and options. However, the Company has also designated its interest-rate lock commitments with borrowers as derivatives, in accordance with the applicable accounting guidance.

Freestanding Derivatives

The Company uses derivatives to manage interest-rate risk and generally accounts for such instruments on a mark-to-market basis, with gains or losses charged to earnings as part of net gain (loss) on trading assets and derivatives in the period they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after the application of netting arrangements. The fair values of derivatives entered into via regulated exchanges are determined by market prices. The fair values of derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The interest-rate lock commitments into which the Company enters with borrowers are also deemed freestanding derivatives, with their fair values based on market prices for similar loans, adjusted for unobservable inputs. The notional amounts of freestanding derivatives totaled $89.5 million and $125.0 million as of June 30, 2013 and December 31, 2012, respectively. Notional amounts indicate the volume of derivative activity, but do not represent the Company’s exposure to market or credit risk.

Doral enters into forward TBA contracts to create an economic hedge on its marketable mortgage inventory and on its MSRs. A forward contract is a transaction in which delivery of the underlying instrument is deferred until after the contract has been made. A TBA is a contract used by the Company when selling mortgage backed securities, whereby the seller agrees to deliver the securities but does not announce how many securities will actually be delivered. Although the delivery is made in the future, the price is determined on the initial trade date. As of June 30, 2013, the Company had a total notional amount of $65.0 million on forward contracts hedging its marketable mortgage inventory. For the six months ended June 30, 2013, Doral recorded gains of approximately $2.5 million on forward contracts.

Derivatives - Hedge Accounting.

The Company designates derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the hedge accounting guidelines. As of June 30, 2013 and December 31, 2012, the Company did not have any derivatives designated as hedges under hedge accounting guidelines.

Periodically, the Company enters into various interest-rate swap agreements to manage its interest rate exposure. Interest-rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed-rate advances by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from the FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite, the effectiveness of the hedging relationship is high. Non-performance by the counterparty exposes the Company to interest rate risk. The Company did not have interest rate swaps outstanding at June 30, 2013.

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

Loans receivable are loans that the Company holds for investment purposes and, therefore, the Company is exposed to the risk of credit losses over the term of the loans. Because many of the Company’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments, as well as natural hazards, such as hurricanes, that may affect Puerto Rico. Puerto Rico has experienced depression-level economic conditions since 2006. This island-wide depression has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed substantially, the Company believes that these conditions will continue to affect the credit quality of its loans receivable portfolio. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the Company’s exposure to loss upon default. The decline in property values and increase in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, which is the price point for the preponderance of the Company’s residential mortgage loan portfolio, than for higher priced homes.

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

The Company’s residential mortgage loan portfolio does not include a significant amount of adjustable interest rate, negative amortization, or other exotic credit features that are common in other parts of the U.S. However, the Company does have a notable portfolio of residential balloon loans. As part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulties that have proven payment capacity, which may include interest-only periods or temporary interest rate reductions. The payments for these loans will reset at the former payment amount, unless the loan is restructured again or the restructured terms are extended. Substantially all residential mortgage loans are conventional 30-year and 15-year amortizing fixed-rate loans at origination.

The residential mortgage portfolio includes loans that, at some point, were repurchased pursuant to recourse obligations. Repurchases of delinquent loans from recourse obligations totaled $4.7 million and $11.1 million for the three and six months ended June 30, 2013, respectively. When repurchased due to recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance. Of the residential mortgage loan receivable portfolio (excluding FHA/VA loans) of $3.0 billion as of June 30, 2013, $1.0 billion were reported as impaired, net of prior charge-offs of $77.9 million.

Historically, the Company had provided land acquisition, development, and construction financing to developers of residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate, with terms generally ranging from 12 to 36 months. The Company principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy at the time, and its adverse effect on the construction industry, the Company ceased financing new housing projects in Puerto Rico during 2007. Loans collateralized by land in Puerto Rico totaled $107.0 million as of June 30, 2013. Of the Puerto Rico land loans, $80.9 million are reported as impaired, net of prior charge-offs of $69.0 million. Doral also has reserves of $0.2 million allocated to impaired land loans as of June 30, 2013. The Company’s charge-offs and reserves are based upon the delinquency of the loan, expectation as to future recoveries, and external estimates of net realizable value.

The recorded balance for Puerto Rico residential housing construction loans has decreased from $43.0 million as of December 31, 2012, to $34.4 million as of June 30, 2013. Of these loans, $33.9 million were reported as impaired, net of prior charge-offs of $9.2 million. Management expects the Puerto Rico construction & land portfolio to continue to decrease in future periods.

The Company also originated commercial & industrial and commercial real estate loans in Puerto Rico prior to 2009. Of the $569.2 million of these loans outstanding as of June 30, 2013, $280.4 million were reported as impaired, net of prior charge-offs of $82.9 million.

The Company continues to grow its U.S. loan portfolio, primarily comprised of commercial & industrial loans and commercial real estate loans. During the three months ended June 30, 2013, gross loan receivables of the U.S. operations increased $191.9 million when compared to December 31, 2012. This increase was mainly related to increases in construction & land loans of $146.7 million and in commercial real estate loans of $58.9 million. These increases were partially offset by a decrease of $12.5 million in commercial & industrial loans. Refer to note 11 for more information regarding U.S. loans receivable. The performance of such loans is subject to the continued strength of the New York City and U.S. economies.

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

The following table presents the Company’s loans past due 30-89 days, excluding non-performing and held-for-sale loans, for the periods indicated.

Table Q - Loans past due 30-89 days

	June 30, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$143,369	$—	$143,369	$127,265	$—	$127,265
FHA/VA Loans	4,242	—	4,242	3,934	—	3,934
Other consumer	405	—	405	506	—	506

Total past-due consumer	148,016	—	148,016	131,705	—	131,705

Commercial
Commercial real estate	17,029	—	17,029	43,653	—	43,653
Commercial and industrial	215	—	215	110	—	110
Construction and land	165	—	165	4,257	—	4,257

Total past-due commercial	17,409	—	17,409	48,020	—	48,020

Total past-due loans (1)	$165,425	$—	$165,425	$179,725	$—	$179,725

(1)

In accordance with regulatory guidance, the Company defines 30 days past due as when the borrower is delinquent two payments. The Company defines 90 days past due based upon the actual number of days past due, except for residential mortgage loans which are considered 90 days past due when the loan is four payments in arrears.

The following table sets forth information with respect to the Company’s loans receivable that are past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal, but still accruing as they are well-secured and in the process of collection.

Table R - Loans past due 90 days and still accruing

	June 30, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing
FHA/VA	$4,000	—	$4,000	$6,129	$—	$6,129
Credit cards	371	—	371	455	—	455
Other consumer	552	—	552	663	—	663

Total consumer loans past due 90 days and still accruing	4,923	—	4,923	7,247	—	7,247

Commercial loans past due 90 days and still accruing
Commercial and industrial	656	—	656	413	—	413

Total loans past due 90 days and still accruing	$5,579	$—	$5,579	$7,660	$—	$7,660

Non-performing Loans

Doral recognizes interest income on loans receivable on an accrual basis, unless it is determined that collection of all contractual principal or interest is unlikely. In most cases, the Company discontinues recognition of interest income when a loan receivable is 90 days delinquent on principal or interest. Regarding residential mortgage loans, the Company discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by the FHA/VA, which are placed in non-accrual status when the loan is ten payments in arrears. Loans determined to be well collateralized, so that ultimate collection of principal and interest is not in question (for example, when the outstanding principal and interest as a percentage of current collateral value is less than 60%), are not placed in non-accrual status, and the Company continues to recognize interest income. When a loan is placed in non-accrual status, all interest accrued and not collected is reversed against interest income in that period. Loans are returned to accrual status when principal and interest are current, if the loan has been restructured and complies with specified criteria (see the Critical Accounting Policies in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2013), or when the loan is well-secured, is in the process of collection, and collectability is no longer doubtful. The Company also places in non-accrual status all construction loans for residential properties classified as substandard, whose sole source of payment is interest reserves funded by the Company.

The Company continues to report TDR loans as non-accrual unless the Company expects to collect all contractual principal and interest and the borrowers have proven repayment capacity for a sufficient amount of time. Previously reversed or un-accrued interest is credited to income in the period of collection when the ultimate collection of principal is no longer in doubt (cash basis). For the three months and six months ended June 30, 2013, the Company would have recognized $13.0 million and $23.4 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis, compared to $14.5 million and $24.4 million for the corresponding 2012 periods. This amount includes interest reversed on loans placed on non-accrual status during the period.

The following table sets forth information with respect to Doral’s non-performing loans (excluding loans held for sale), OREO and other NPAs as of the dates indicated:

Table S - Non-Performing Assets

	June 30, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$408,745	$870	$409,615	$432,157	$554	$432,711
Other consumer (2)	98	—	98	428	—	428

Total non-performing consumer, excluding FHA/VA	408,843	870	409,713	432,585	554	433,139

Non-performing commercial
Commercial real estate	190,926	646	191,572	189,200	646	189,846
Commercial and industrial	4,673	—	4,673	6,106	—	6,106
Construction and land	104,737	2,697	107,434	109,306	4,382	113,688

Total non-performing commercial	300,336	3,343	303,679	304,612	5,028	309,640

Total non-performing loans, excluding FHA/VA	709,179	4,213	713,392	737,197	5,582	742,779

OREO and repossessed units
Residential mortgage	82,734	—	82,734	61,648	—	61,648
Commercial real estate	19,144	—	19,144	22,148	—	22,148
Construction and land	27,132	477	27,609	27,650	477	28,127

Total OREO and repossessed units	129,010	477	129,487	111,446	477	111,923

Non-performing FHA/VA guaranteed residential(1)(3)	34,630	—	34,630	40,177	—	40,177

Total non-performing assets (4)	$872,819	$4,690	$877,509	$888,820	$6,059	$894,879

Total NPAs as a percentage of the net loans receivable portfolio, and OREO			14.14%			14.55%

Total NPAs as a percentage of consolidated total assets			10.30%			10.56%

Total NPLs (excluding FHA/VA guaranteed loans) to gross loans receivable (excluding FHA/VA guaranteed loans)			11.63%			12.15%

ALLL to NPLs (excluding held-for-sale and FHA/VA guaranteed loans)			16.41%			18.22%

(1)	FHA/VA delinquent loans are excluded from those non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.
(2)	Includes delinquencies related to personal, revolving lines of credit and other consumer loans.
(3)

FHA/VA loans are considered non-performing when the loan is ten payments in arrears, since the principal balance of these loans is insured or guaranteed under the applicable FHA/VA program and interest is, in most cases, fully recovered in foreclosure proceedings.

(4)	Excludes FHA and VA claims amounting to $14.9 million and $17.6 million as of June 30, 2013 and December 31, 2012, respectively.

Currently, Doral Recovery is the segment designated to optimize specific non-core commercial and residential assets within the Company. Non-core assets include virtually all commercial loans and leases, residential mortgage TDRs, residential mortgage loans that are delinquent for more than two years, as well as residential and commercial OREO.

The following tables provide the non-performing loans activity by portfolio (considering only loans receivable) for the periods indicated.

Table T - Non-Performing Loans Activity

	Three months ended June 30, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$436,625	$108	$436,733	$223,277	$5,292	$109,245	$337,814	$774,547
Additions	41,446	66	41,512	10,621	960	294	11,875	53,387
Repurchases	3,059	—	3,059	82	—	—	82	3,141
Remediated/Cured	(37,560)	(17)	(37,577)	(10,459)	(75)	(364)	(10,898)	(48,475)
Foreclosed	(15,181)	—	(15,181)	—	—	(167)	(167)	(15,348)
Write-downs	(18,774)	(59)	(18,833)	(31,949)	(1,504)	(1,574)	(35,027)	(53,860)

Balance at end of period	$409,615	$98	$409,713	$191,572	$4,673	$107,434	$303,679	$713,392

	Three months ended June 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$401,760	$274	$402,034	$188,824	$2,634	$120,255	$311,713	$713,747
Additions	74,257	82	74,339	26,710	493	7,793	34,996	109,335
Repurchases	—	—	—	—	—	—	—	—
Remediated/Cure	(70,163)	(108)	(70,271)	(19,329)	(68)	(1,836)	(21,233)	(91,504)
Foreclosed	(5,433)	—	(5,433)	(2,784)	—	—	(2,784)	(8,217)
Write-downs	(8,007)	—	(8,007)	(1,861)	(84)	(7,965)	(9,910)	(17,917)

Balance at end of period	$392,414	$248	$392,662	$191,560	$2,975	$118,247	$312,782	$705,444

	Six months ended June 30, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$432,711	$428	$433,139	$189,846	$6,106	$113,688	$309,640	$742,779
Additions	78,411	72	78,483	35,606	3,861	302	39,769	118,252
Repurchases	5,621	—	5,621	82	—	—	82	5,703
Remediated/Cure	(54,270)	(201)	(54,471)	(17,564)	(72)	(320)	(17,956)	(72,427)
Foreclosed	(24,945)	—	(24,945)	(1,832)	—	(440)	(2,272)	(27,217)
Write-downs	(27,913)	(201)	(28,114)	(14,566)	(5,222)	(5,796)	(25,584)	(53,698)

Balance at end of period	$409,615	$98	$409,713	$191,572	$4,673	$107,434	$303,679	$713,392

	Six months ended June 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$299,011	$352	$299,363	$169,255	$2,836	$98,147	$270,238	$569,601
Additions	251,669	264	251,933	61,584	578	33,180	95,342	347,275
Repurchases	3,156	—	3,156	—	—	—	—	3,156
Remediated/Cure	(113,996)	(368)	(114,364)	(24,639)	(270)	(2,691)	(27,600)	(141,964)
Foreclosed	(15,687)	—	(15,687)	(6,793)	(72)	(144)	(7,009)	(22,696)
Write-downs	(31,739)	—	(31,739)	(7,847)	(97)	(10,245)	(18,189)	(49,928)

Balance at end of period	$392,414	$248	$392,662	$191,560	$2,975	$118,247	$312,782	$705,444

Non-performing assets decreased by $17.4 million, or 1.9%, to $877.5 million as of June 30, 2013, compared to $894.9 million as of December 31, 2012. This is primarily attributed to a $23.1 million decrease in residential mortgage NPLs, a $6.3 million decrease in construction & land NPLs, a $5.5 million decrease in FHA/VA NPLs, and a $3.0 million decrease in commercial real estate OREO. These decreases were partially offset by a $21.1 million increase in residential mortgage OREO.

Total NPLs, excluding FHA/VA guaranteed residential loans, decreased $29.4 million, or 4.0%, to $713.4 million as of June 30, 2013, compared to $742.8 million as of December 31, 2012. This is primarily attributed to the aforementioned $23.1 million decrease in residential mortgage NPLs and $6.3 million decrease in construction & land NPLs. The $5.5 million decrease in FHA/VA NPLs during the six months ended June 30, 2013 was primarily due to loss mitigation and front-end collection efforts.

OREO and repossessed units increased by $17.6 million, or 15.7%, to $129.5 million as of June 30, 2013, compared to $111.9 million as of December 31, 2012. This was primarily attributed to the aforementioned $21.1 million increase in residential mortgage OREO, offset by a $3.0 million and $0.5 million decrease in commercial real estate and construction and land OREO, respectively.

Composition of Residential Mortgage NPLs

The following table presents the composition of residential mortgage NPLs according to their actual loan-to-value, and whether they are covered by mortgage insurance. For purposes of this disclosure, actual loan-to-value ratios are calculated based on current unpaid balances and the most recent appraisals available.

Table U - Composition of mortgage NPLs (excluding loans held for sale), according to LTV and mortgage insurance.

	As of June 30, 2013
Collateral Type	Loan To Value		Distribution

FHA/VA loans	n/a		23.2%
Loans with private mortgage insurance	n/a		5.8%
Loans with no mortgage insurance	< 60%		10.7%
	61-80%		21.6%
	81-90%		12.6%
	91	% +	26.1%

Total loans			100.0%

Loan-to-value ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. The assumed loss severity fluctuates, depending on the size of the unpaid principal balance and the loan-to-value level of individual loans. The original property appraisal obtained at the time of the loan was used to calculate the loan-to-value for 4% of the loans presented in the table above, with a more recent appraisal used for the other 96% of loans presented.

Construction & Land Loans

Construction & land loans include NPLs of $107.4 million as of June 30, 2013, or 14.4% of total NPLs, excluding FHA/VA NPLs (97.5% of which are in Puerto Rico). As of June 30, 2013, 23.9% of the loans within the construction & land portfolio were considered NPLs. The Company’s construction & land loan portfolio reflected a decrease of $6.3 million in NPLs during the six months ended June 30, 2013, due primarily to foreclosures and write-downs totaling $6.2 million.

Although the Company continues to take steps to mitigate the credit risk underlying its construction loans, the ultimate performance of these loans will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.

During the three months ended June 30, 2013, the Company did not enter into any commitments to fund new construction loans for residential housing projects in Puerto Rico.

Other Real Estate Owned

The Company’s OREO portfolio is presented at the estimated fair value, net of disposition costs. The fair value of an OREO is generally determined on the basis of internal and external appraisals and physical inspections. A charge to the allowance for loan and lease losses is recognized for any initial write-down to fair value, less costs to sell. Any losses in the carrying value of the properties arising from periodic appraisals are charged to expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are charged to expense in the period incurred.

Foreclosures have increased in recent periods as the volume of the NPLs has increased. The number of OREO sales increased in 2013 when compared to 2012, due to the Company’s strategic decision to more aggressively market the OREO portfolio in order to accelerate sales.

During the six months ended June 30, 2013, the Company sold 197 OREO properties, representing $19.3 million in carrying value, compared to 84 OREO properties representing $14.2 million in carrying value, during the six months ended June 30, 2012. Gains and losses on sales of OREO are recognized within other expenses in the Company’s consolidated statements of operations.

Loan Modifications and Troubled Debt Restructurings

As a result of weakening economic conditions in Puerto Rico, many borrowers have temporarily lost their means to pay their contractual loan principal and interest obligations. As a result of their economic hardships, a number of borrowers have defaulted on their debt obligations, including residential mortgage loans. The lower level of income and economic activity has also led to fewer newly constructed residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial, commercial real estate, construction and land loans. Management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral, if it is concluded that the borrower’s payment difficulties are temporary and the Company will, in time, collect the agreed upon loan principal and interest.

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

Loan modifications, on the loans receivable portfolio, that are considered troubled debt restructurings completed as of June 30, 2013 and December 31, 2012, were as follows:

Table V - Loan modifications considered TDRs (excluding loans held for sale)

	June 30, 2013		December 31, 2012
(In thousands)	Total TDRs	Non-Performing TDRs	Total TDRs	Non-Performing TDRs
Consumer modifications
Residential mortgage	$576,889	$296,428	$627,803	$302,215
FHA/VA guaranteed residential	13,498	9,506	14,521	10,497
Other consumer	1,073	71	1,098	56

Total consumer	591,460	306,005	643,422	312,768

Commercial modifications
Commercial real estate	126,499	62,689	114,144	65,814
Commercial and industrial	3,258	952	6,996	3,666
Construction and land	59,898	42,697	64,045	46,492

Total commercial	189,655	106,338	185,185	115,972

Total TDRs	$781,115	$412,343	$828,607	$428,740

Residential mortgage TDRs including FHA/VA guaranteed residential mortgage loans, consist of $594.3 million, or 75.7% of total TDRs, as of June 30, 2013. Of the residential mortgage TDRs, $250.7 million, or 43.2% were restructured at effective interest rates lower than the market interest rate at the time of modification. As of June 30, 2013, $233.0 million of residential mortgage TDRs had an effective rate equal to or higher than the market interest rate, and 70.6% of those loans were currently making payments complying with the new terms. It is expected that not all loans eligible to be excluded from TDR reporting will meet the performance criteria for exclusion, and that new loans will be restructured and meet the requirements to be reported as a TDR, so the total TDR balance is not expected to decline by the amount described.

Commercial & industrial and commercial real estate TDRs consist of $129.8 million, or 16.5% of total TDRs, as of June 30, 2013. Of the commercial & industrial and commercial real estate TDRs, $24.6 million, or 19.0%, were restructured at effective interest rates lower than the market interest rate at the time of modification. As of June 30, 2013, $62.9 million of commercial & industrial and commercial real estate TDRs had an effective rate equal to or higher than the market interest rate, and 79.7% of those loans were currently making payments complying with the new terms. It is expected that not all loans eligible to be excluded from TDR reporting will meet the performance criteria for exclusion, and that new loans will be restructured and meet the requirements to be reported as a TDR, so the total TDR balance is not expected to decline by the amount described.

The table below illustrates total restructured loans, as well as those that are contractually non-performing, as of June 30, 2013, by year of restructure.

Table W - Total and contractually non-performing TDR residential mortgage loans by restructure year

(Dollars in thousands)	Total TDR Balance (1)	Contractually non- performing as of June 30, 2013 (2)	Percentage of contractually non-performing
Year restructured
2009 and prior	$100,720	$22,172	22.0%
2010	175,098	103,214	58.9%
2011	90,710	47,580	51.5%
2012	112,186	29,451	25.8%
2013	111,673	1,931	1.7%

	$590,387	$204,348	34.4%

(1)	Loans are included in the period of most recent restructure, if subject to more than one restructure.
(2)	Using bank regulatory definition of four or more payments past due.

The following table presents the Company’s TDR activity (excluding loans held for sale) for the six months ended June 30, 2013.

Table X - TDRs Activity

(In thousands)	Six months ended June 30, 2013
Beginning balance	$828,607
Loans entering TDR status	151,413
Loans leaving TDR status	148,265
Principal amortization	25,409
Loans paid off and write-downs	14,088
Loans transferred to real estate held for sale	11,143

Ending balance	$781,115

Allowance for Loan and Lease Losses

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table Y - Allowance for Loan and Lease Losses by loan type and geographical location

	Three months ended June 30,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total

Balance at beginning of period	$113,020	$12,270	$125,290	$157,214	$9,576	$166,790
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	4,520	(73)	4,447	2,548	(18)	2,530
Other consumer	265	—	265	448	—	448

Total consumer	4,785	(73)	4,712	2,996	(18)	2,978

Commercial real estate	286	(675)	(389)	3,392	456	3,848
Commercial and industrial	(87)	59	(28)	(1,561)	664	(897)
Construction and land	(28)	1,269	1,241	(650)	(70)	(720)

Total commercial	171	653	824	1,181	1,050	2,231

Total provision for loan and lease losses	4,956	580	5,536	4,177	1,032	5,209

Charge-offs:
Non-FHA/VA residential mortgage	(15,404)	—	(15,404)	(12,742)	—	(12,742)
Other Consumer	(552)	—	(552)	(1,085)	—	(1,085)

Total consumer	(15,956)	—	(15,956)	(13,827)	—	(13,827)

Commercial real estate	(3,615)	—	(3,615)	(4,260)	—	(4,260)
Commercial and industrial	(598)	(14)	(612)	(159)	—	(159)
Construction and land	(99)	—	(99)	(2,517)	—	(2,517)

Total commercial	(4,312)	(14)	(4,326)	(6,936)	—	(6,936)

Total charge-offs	(20,268)	(14)	(20,282)	(20,763)	—	(20,763)

Recoveries:
Non-FHA/VA residential mortgage	870	—	870	574	—	574
Other consumer	214	—	214	318	—	318

Total consumer	1,084	—	1,084	892	—	892

Commercial real estate	458	250	708	526	—	526
Commercial and industrial	94	—	94	35	—	35
Construction and land	37	—	37	—	—	—

Total commercial	589	250	839	561	—	561

Total recoveries	1,673	250	1,923	1,453	—	1,453

Net charge-offs	(18,595)	236	(18,359)	(19,310)	—	(19,310)

Balance at end of period	$99,381	$13,086	$112,467	$142,081	$10,608	$152,689

ALLL to period-end loans receivable			1.82%			2.49%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			1.83%			2.52%
Provision for loan and lease losses to net charge-offs			30.15%			26.98%
Net annualized charge-offs to average loans outstanding			0.30%			0.32%
ALLL to net charge-offs on an annualized basis			153.15%			196.60%

Table - Z - Allowance for Loan and Lease Losses Activity by loan type and geographical location

	Six months ended June 30,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total

Balance at beginning of period	$121,768	$13,575	$135,343	$94,400	$8,209	$102,609
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	13,824	(73)	13,751	71,459	—	71,459
Other consumer	360	—	360	49	—	49

Total consumer	14,184	(73)	14,111	71,508	—	71,508

Commercial real estate	4,293	(845)	3,448	21,997	1,337	23,334
Commercial and industrial	3,733	59	3,792	(1,424)	1,085	(339)
Construction and land	1,639	1,269	2,908	25,910	(23)	25,887

Total commercial	9,665	483	10,148	46,483	2,399	48,882

Total provision for loan and lease losses	23,849	410	24,259	117,991	2,399	120,390

Charge-offs:
Non-FHA/VA residential mortgage	(29,396)	—	(29,396)	(45,073)	—	(45,073)
Other Consumer	(1,100)	—	(1,100)	(2,404)	—	(2,404)

Total consumer	(30,496)	—	(30,496)	(47,477)	—	(47,477)

Commercial real estate	(13,213)	—	(13,213)	(10,604)	—	(10,604)
Commercial and industrial	(4,495)	(14)	(4,509)	(186)	—	(186)
Construction and land	(1,767)	(1,185)	(2,952)	(13,951)	—	(13,951)

Total commercial	(19,475)	(1,199)	(20,674)	(24,741)	—	(24,741)

Total charge-offs	(49,971)	(1,199)	(51,170)	(72,218)	—	(72,218)

Recoveries:
Non-FHA/VA residential mortgage	2,389	—	2,389	690	—	690
Other consumer	401	—	401	586	—	586

Total consumer	2,790	—	2,790	1,276	—	1,276

Commercial real estate	807	300	1,107	596	—	596
Commercial and industrial	101	—	101	36	—	36
Construction and land	37	—	37	—	—	—

Total commercial	945	300	1,245	632	—	632

Total recoveries	3,735	300	4,035	1,908	—	1,908

Net charge-offs	(46,236)	(899)	(47,135)	(70,310)	—	(70,310)

Balance at end of period	$99,381	$13,086	$112,467	$142,081	$10,608	$152,689

ALLL to period-end loans receivable			1.82%			2.49%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			1.83%			2.52%
Provision for loan and lease losses to net charge-offs			51.47%			171.23%
Net annualized charge-offs to average loans outstanding			1.53%			2.30%
ALLL to net charge-offs on an annualized basis			119.30%			108.58%

Refer to the Provision for Loan and Lease Losses in Item 2 of this Current Report on Form 10-Q for additional information regarding the provision for loan losses.

As of June 30, 2013, the Company’s allowance for loan and lease losses was $112.5 million, a decrease of $22.9 million, or 16.9%, from $135.3 million as of December 31, 2012. This decrease resulted from charge-offs totaling $51.2 million, partially offset by recoveries of $4.0 million and a provision of $24.3 million.

The following table sets forth information concerning the internal allocation of Doral Financial’s allowance for loan and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table AA - Allocation of the Allowance for Loan and Lease Losses

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Total	Percentage	Total	Percentage
Consumer:
Residential mortgage	$80,843	72%	$94,099	69%
Other consumer	2,229	2%	2,568	2%

Total consumer	83,072	74%	96,667	71%

Commercial:
Commercial real estate	13,693	12%	22,351	17%
Commercial and industrial	9,176	8%	9,792	7%
Construction and land	6,526	6%	6,533	5%

Total commercial	29,395	26%	38,676	29%

Total	$112,467	100%	$135,343	100%

Adjusted Coverage Ratios

As of June 30, 2013, Doral Financial’s allowance for loan and lease loss coverage ratios for the portfolio (1.82%) and for non-performing loans (15.77%) incorporates the credit risks and inherent losses of this portfolio; however, Doral believes adding back partial charge-offs to the reported allowance for loan and lease losses and other related discounts that reduce credit losses when a property is foreclosed, provides more meaningful and comparable information as to the level to which Doral has recognized the credit losses in its portfolio. The following table provides information regarding Doral Financial’s recognition of credit losses absorbed by the allowance for loan and lease losses, previous partial charge-offs, and other credit related discounts:

Table BB - Adjusted Coverage Ratios

As of June 30, 2013	Loans Receivable
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$3,103,791	$2,997,420	$80,843	$106,371	$187,214	6.03%
FHA/VA guaranteed residential mortgage	52,932	52,735	—	197	198	0.37%
Consumer Loans	21,622	21,377	2,229	245	2,473	11.44%

Total consumer	3,178,345	3,071,532	83,072	106,813	189,885	5.97%

Commercial
Commercial real estate	1,195,472	1,138,553	13,693	56,919	70,612	5.91%
Commercial and industrial	1,533,701	1,529,558	9,176	4,143	13,319	0.87%
Construction and land	531,960	449,002	6,526	82,958	89,484	16.82%

Total commercial	3,261,133	3,117,113	29,395	144,020	173,415	5.32%

Total	$6,439,478	$6,188,645	$112,467	$250,833	$363,300	5.64%

	Non-Performing Loans
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$478,376	$409,615	$80,843	$68,761	$149,604	31.27%
FHA/VA guaranteed residential mortgage	34,811	34,630	—	181	181	0.52%
Consumer Loans	286	98	2,229	188	2,417	845.10%

Total consumer	513,473	444,343	83,072	69,130	152,202	29.64%

Commercial
Commercial real estate	245,382	191,572	13,693	53,810	67,503	27.51%
Commercial and industrial	5,396	4,673	9,176	723	9,899	183.46%
Construction and land	184,763	107,434	6,526	77,329	83,855	45.39%

Total commercial	435,541	303,679	29,395	131,862	161,257	37.02%

Total	$949,014	$748,022	$112,467	$200,992	$313,459	33.03%

As of December 31, 2012	Loans Receivable
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$3,211,419	$3,119,966	$94,099	$91,453	$185,552	5.78%
FHA/VA guaranteed residential mortgage	59,714	59,699	—	15	15	0.03%
Consumer Loans	24,949	24,713	2,568	236	2,804	11.24%

Total consumer	3,296,082	3,204,378	96,667	91,704	188,371	5.71%

Commercial
Commercial real estate	1,157,809	1,111,064	22,351	46,745	69,096	5.97%
Commercial and industrial	1,560,143	1,551,722	9,792	8,421	18,213	1.17%
Construction and land	387,220	307,646	6,533	79,574	86,107	22.24%

Total commercial	3,105,172	2,970,432	38,676	134,740	173,416	5.58%

Total	$6,401,254	$6,174,810	$135,343	$226,444	$361,787	5.65%

	Non-Performing Loans
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$497,813	$432,711	$94,099	$65,102	$159,201	31.98%
FHA/VA guaranteed residential mortgage	40,198	40,177	—	21	21	0.05%
Consumer Loans	616	428	2,568	188	2,756	447.40%

Total consumer	538,627	473,316	96,667	65,311	161,978	30.07%

Commercial
Commercial real estate	240,549	189,846	22,351	50,703	73,054	30.37%
Commercial and industrial	6,428	6,106	9,792	322	10,114	157.34%
Construction and land	189,489	113,688	6,533	75,801	82,334	43.45%

Total commercial	436,466	309,640	38,676	126,826	165,502	37.92%

Total	$975,093	$782,956	$135,343	$192,137	$327,480	33.58%

Considering the effect of partial charge-offs, credit related discounts and deferred fees, net, the Company’s coverage ratio was 5.64% as of June 30, 2013 and 5.65% as of December 31, 2012. The slight decrease in this coverage ratio was largely due to a release of approximately $4.6 million in allowance for loan losses related to the correction of $6.2 million in overstated forbearance balances on residential mortgage loans modified between January 1, 2011 and June 30, 2013. This was partially offset by an increase of approximately $21.7 million and $2.7 million in partial charge-offs and credit related discounts and deferred fees, net, respectively. The ALLL plus partial charge-offs and credit discounts to non-performing loans coverage ratio reflected a slight decrease, from 33.58% at December 31, 2012 to 33.03% at June 30, 2013 mostly related to the decrease in the ALLL balance.

The following table presents the Company’s recorded investment in impaired loans and the related ALLL.

Table CC - Impaired loans and related allowance

(In thousands)	June 30, 2013	December 31, 2012
Impaired loans with allowance	$952,024	$1,135,759
Impaired loans without allowance	490,850	258,630

Total impaired loans	$1,442,874	$1,394,389

Related allowance	$61,008	$73,615
Average impaired loan portfolio (for the six months ended June 30, 2013)	$1,425,541	$1,344,427

Impaired loans without an allowance includes impaired loans for which a partial charge-off, equal to the estimated loss, has been recorded and further reserves are not considered necessary as of the report date.

Counterparty Risk

The Company has exposure to many different counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. Loans, derivatives, investments, repurchase agreements, other borrowings, and receivables, among others, expose the Company to counterparty risk. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could have a material and adverse effect on the Company’s results of operations.

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

Puerto Rico’s economy entered into a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which the real gross national product grew by only 0.5%. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6% and 1.6%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board in April 2013, real gross national product for fiscal year 2012 increased by only 0.1%, real gross national product for fiscal year 2013 is projected to decrease 0.4%, and real gross national product for fiscal year 2014 is projected to increase 0.2%.

The long recession in Puerto Rico has resulted in, among other things, a reduction in lending activity and an increase in the rate of default in commercial loans, commercial real estate loans, construction loans, consumer loans and residential mortgage loans. We have also experienced significant losses on our Puerto Rico loan portfolio due to such higher levels of loan defaults. The prolonged recessionary economic environment in Puerto Rico has also accelerated the devaluation of properties and increased loan portfolio delinquency when compared to previous periods.

Since 2000, the Puerto Rico government has faced a number of fiscal challenges, including an imbalance between its General Fund total revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $3.3 billion. Since that time, the Puerto Rico government has been reducing its budget deficits through expenditure reductions and revenue raising measures. Puerto Rico’s ability to continue reducing the deficit will depend in part on its ability to continue increasing revenues and reducing expenditures, which in turn depends on a number of factors, including improvements in general economic conditions.

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

Based on employer and member contributions to the retirement systems, the unfunded actuarial accrued liabilities were projected to continue to increase significantly, with a corresponding decrease in their funded ratios, since the annual contributions were not sufficient to fund pension benefits, and thus, were also insufficient to amortize the unfunded actuarial accrued liabilities. Because annual benefit payments and administrative expenses of the retirement systems have been significantly larger than annual employer and member contributions, the retirement systems have been forced to use investment income, borrowings and sale of investment portfolio assets to cover funding shortfalls. The funding shortfall (basic system benefits, administrative expenses and debt service in excess of contributions) for fiscal year 2011 for the Employees Retirement System, the Teachers Retirement System and Judiciary Retirement System were approximately $693 million, $268 million and $6.5 million, respectively. For fiscal year 2012, the funding shortfalls were estimated to be $741 million, $287 million and $8.5 million, respectively.

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

The current state of the Puerto Rico economy and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of our loan portfolios. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in our other interest and non-interest revenue sources. Additional economic weakness in Puerto Rico and the United States could further pressure residential property values, loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral.

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

Disclosure Control and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. On February 18, 2010, a superseding criminal indictment was filed in the U.S. District Court for the Southern District of New York charging Mario S. Levis, the former Treasurer of Doral, with various counts of securities and wire fraud. Doral Financial was not charged in the indictment. Mr. Levis was subsequently convicted and sentenced for one count of securities fraud and two counts of wire fraud. Mr. Levis’ conviction as to one count of wire fraud was later vacated by the U.S. Court of Appeals for the Second Circuit and remanded for further proceedings. On April 29, 2013, the United States Supreme Court denied Mr. Levis’ petition for a writ of certiorari. The case is currently pending in the U.S. District Court for the Southern District of New York. Doral Financial has been cooperating with the U.S. Attorney’s Office since the outset of this matter. The U.S. Attorney’s Office has not notified Doral Financial that it intends to bring criminal or civil charges against Doral Financial relating to this matter.

Mario S. Levis sued the Company for alleged breach of its obligation to advance expenses, including attorneys’ fees corresponding to his representation and defense of investigations conducted by federal agencies commencing in 2005 that ultimately concluded in his indictment by a federal grand jury that charged him with four (4) counts of wire fraud and one (1) count of securities fraud. On November 16, 2011, after a jury found Mr. Levis guilty of the one (1) count of securities fraud and two (2) of the four (4) counts of wire fraud that had been leveled against him, the U.S. District Court for the District of Southern New York sentenced Mr. Levis to concurrent terms of sixty (60) months imprisonment on each of the charges that he was found guilty of, two (2) subsequent years of supervised release and restitution to the Company of approximately $1.9 million. While the criminal prosecution of Mr. Levis was ongoing, due to the large amounts of money being disbursed for his defense and in order to determine whether such advances were reasonable, Doral requested Mr. Levis to provide more detail concerning the services that were being rendered by his attorneys. Controversy arose concerning the Company’s request mainly as the result of Mr. Levis’ refusal to provide more detail. As a result of Mr. Levis refusal, Doral stopped advancing payments for his defense. Mr. Levis then filed a civil action before the Supreme Court of New York on August 13, 2009 seeking to obtain a mandatory injunction to force the Company into continuing to advance the costs of his representation, including the appeal of his conviction to the U.S. Court of Appeals for the Second Circuit, plus the costs and fees of the civil action. Subsequently, and after substantial litigation before the Supreme Court of New York, on April 12, 2012, Mr. Levis voluntarily dismissed his civil action without prejudice, opting instead to immediately thereafter file a new civil action before the Superior Court of Puerto Rico Civil seeking relief identical to that sought before the New York state court, i.e., a mandatory injunction against the Company to force it to advance expenses including attorney’s fees, without having to establish the reasonableness of the invoices. On April 19, 2013, the Superior Court of Puerto Rico entered judgment dismissing Mr. Levis’ complaint against the Company. Mr. Levis has since appealed the dismissal of his civil action to the Puerto Rico Court of Appeals. The Company has filed its brief in opposition to Mr. Levis’ appeal. The resolution of the appeal is pending before the Puerto Rico Court of Appeals.

While the civil action against the Company was pending, the U.S. Court of Appeals confirmed Mr. Levis conviction on the one (1) count of securities fraud and one (1) of the two (2) counts of wire fraud he was convicted of. Mr. Levis subsequently petitioned the Supreme Court of the United States for a writ of certiorari seeking the reversal of that portion of the U.S. Court of Appeal’s decision that had confirmed his conviction on one (1) count of securities fraud and one (1) count of wire fraud. On April 29, 2013, the U.S. Supreme Court denied Mr. Levis petition. Having exhausted all of his appeal rights, Mr. Levis is presently scheduled to be resentenced by the U.S. District Court for the Southern District of New York.

On April 3, 2013, while the civil action filed in Puerto Rico was pending before the Superior Court of Puerto Rico, Mr. Levis filed a second complaint against the Company before the Superior Court of Puerto Rico. In this second complaint, which allegations essentially mirror those of the first, Mr. Levis included Mr. Glen R. Wakeman, President and CEO, and his wife, and Mr. Enrique R. Ubarri, Executive Vice President-General Counsel, and his wife, as additional defendants claiming that they had conspired to breach the Company’s obligation to advance the costs of his legal representation. In the second complaint Mr. Levis claims the defendants, including the Company owe Mr. Levis almost $3,000,000 in economic damages (plus interest), over $2,400,000 in legal fees and expenses, and an additional amount in damages presumably on account of mental anguish. Shortly after filing this second complaint and within the time period that defendants are allowed to respond to claims pursuant to the Puerto Rico Rules of Civil Procedure, Mr. Levis filed a motion voluntarily dismissing without prejudice his complaint against Mr. and Mrs. Wakeman and Mr. and Mrs. Ubarri. The Company has moved to dismiss this second complaint on grounds of res judicata and unduly splitting of claims. The resolution of the Company’s motion to dismiss is pending before the Superior Court of Puerto Rico.

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

Our ability to diversify our business operations in the United States is dependent upon approval of our operating plans by the FRBNY, the FDIC and/or the Office of the Commissioner. If we do not continue to receive the approval of the FRBNY, the FDIC and/or the Office of the Commissioner to develop our operations in the United States, our business and results of operations will be materially adversely affected.

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

The economy of Puerto Rico entered into a recession in the fourth quarter of the government’s fiscal year ended June 30, 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6% and 1.6%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board in April 2013, real gross national product for fiscal year 2012 increased by only 0.1%, real gross national product for fiscal year 2013 is projected to decrease by 0.4%, and real gross national product for fiscal year 2014 is projected to increase by 0.2%.

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

We conduct our operations in a geographically concentrated area, as our main market is in Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. Our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political, continued recessionary economic conditions or natural disasters, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses and reduce the value of our loans and loan servicing portfolio. As a result, the value of our collateral as well as our ability to obtain repayment of our loans and therefore our financial condition and operating results are all highly dependent upon Puerto Rico’s economic conditions. If economic conditions in Puerto Rico do not improve, our financial condition and results of operations could be materially adversely affected.

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

Implementation of BASEL III capital requirements could adversely affect our regulatory capital ratios.

During July 2013 the Federal Reserve Board and the FDIC adopted final rules to revise and replace the federal banking agencies current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the final rules would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. In general terms, the final rules would, among other things, include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules also establish more conservative standards for including an instrument in regulatory capital. The revisions set forth in the final rules are consistent with section 171 of the Dodd-Frank Act, which requires the final banking agencies to establish minimum risk-based and leverage capital requirements. The implementation of the final rules, when they become effective could adversely affect our regulatory capital ratios, and thereby could adversely and in some cases materially adversely affect our business, financial condition and results of operations.

Certain risks associated with the recently completed reverse stock split.

On June 27, 2013 Doral Financial filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the Commonwealth of Puerto Rico to effect a 20-for-1 reverse stock split of Doral Financial’s issued and outstanding common stock. In addition, the Amendment correspondingly reduced the number of shares of our authorized common stock from 300,000,000 to 15,000,000. The amendment became effective at 4:00 pm Eastern time on June 28, 2013. Commencing on July 1, 2013, trading of the Company’s common stock continued on the New York Stock Exchange under a new cusip and reverse stock split-adjusted basis. The risks associated with the reverse stock split include (but are not limited to) the following:

Our total market capitalization after the reverse stock split may be lower than before the reverse stock split

There are numerous factors and contingencies that could affect the price of our common stock following implementation of the reverse stock split, including the status of the market for our common stock at the time, our results of operations in future periods, and general economic, market and industry conditions. Accordingly, the market price of our common stock may not be sustainable at the direct arithmetic result of the reverse stock split. If the market price of our common stock declines after the reverse stock split, our total market capitalization (the aggregate value of all of our outstanding common stock at the then existing market price) after the reverse stock split will be lower than before the reverse stock split.

The reverse stock split may result in reduced liquidity of our common stock

Following the reverse stock split we will have fewer shares of common stock that are publicly traded. As a result, the trading liquidity of our common stock may decline.

The reverse stock split may result in some shareholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell

The reverse stock split may result in some shareholders owning “odd lots” of less than one hundred (100) shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of one hundred (100) shares.

The reverse stock split may not generate additional investor interest

While we believe that a higher stock price may help generate investor interest in our common stock, there can be no assurance that the reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Accrued dividends in arrearage with respect to our Convertible Preferred Stock, through August 14, 2013, were approximately $42.6 million.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

As previously reported by the Company, on March 13, 2013, the Chief Executive Officer and the Board of Directors of the Company informed that they had engaged a search firm to identify suitable candidates for the position of Chief Financial Officer and expected to conclude the search process in the near future. As a result of said engagement, the Company has selected Mr. David Hooston to serve as Chief Financial Officer of the Company. This appointment is still subject to regulatory approvals. Until such time as the required regulatory approvals relating to his appointment are obtained, Mr. Hooston is employed by the Company in its Finance Division and Mr. Penko Ivanov continues to serve as the Company’s Interim Chief Financial Officer. The Company will file a Current Report on Form 8-K when Mr. Hooston’s appointment as Chief Financial Officer becomes effective.

Prior to becoming an employee of the Company, Mr. Hooston served as Managing Partner of Granite Bay Partners, LLC during 2013 and from 2007 to 2009. Granite Bay Partners is a financial institution consulting and private equity firm that invests in banking institutions and financial services businesses in the Western United States. From 2009 to 2012, Mr. Hooston served as Chief Financial Officer of HomeStreet, Inc. (NASDAQ: HMST) a diversified financial services company headquartered in Seattle, Washington. From 1995 to 2007, he served in various positions in Placer Sierra Bancshares, including Chief Financial Officer and President and Chief Operating Officer. Mr. Hooston obtained a BA in Business Economics from University of California - Santa Barbara and is a Certified Public Accountant.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

3.5	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated June 26, 2013. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on June 28, 2013).

4.1	Common Stock Certificate. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 28, 2013).

4.8	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010) (included in Exhibit 3.4 hereto).

12.1	Computation of Ratio of Earnings to Fixed Charges for the six month period ended June 30, 2013.

12.2	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

12.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the six month period ended June 30, 2013.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter and six month period ended June 30, 2013, formatted in XBRL: (i) the unaudited Consolidated Statements of Financial Condition, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Statements of Changes in Stockholders’ Equity, (v) the unaudited Consolidated Statements of Cash Flows and (vi) the Notes to the unaudited Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2013	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: August 14, 2013	/s/ Penko Ivanov
Penko Ivanov
Interim Chief Financial Officer